Form 10-K405
period 2000-12-31
OIL STATES INTERNATIONAL INC
filed 2001-03-30
CIK 1121484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO. 1-16337

                         OIL STATES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0476605
       (State or other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)

     THREE ALLEN CENTER, 333 CLAY STREET, SUITE 3460, HOUSTON, TEXAS 77002
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 652-0582

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
    Common Stock, par value $.01 per share                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting common stock (as of March 23, 2001)..................  $181,591,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     As of March 23, 2001    Common Stock, par value $.01 per share   48,256,387
shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   19
  Item 3.   Legal Proceedings...........................................   20
  Item 4.   Submission of Matters to a Vote of Security Holders.........   20
PART II.................................................................   20
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   20
  Item 6.   Selected Financial Data.....................................   20
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   23
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   32
  Item 8.   Financial Statements and Supplementary Data.................   33
  Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   33
PART III................................................................   33
  Item 10.  Directors and Executive Officers of Registrant..............   33
  Item 11.  Executive Compensation......................................   37
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   41
  Item 13.  Certain Relationships and Related Transactions..............   42
PART IV.................................................................   47
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   47
SIGNATURES..............................................................   50
INDEX TO COMBINED, PRO FORMA COMBINED AND CONSOLIDATED FINANCIAL
  STATEMENTS............................................................   51

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to the Business section below, including Risk Factors, and the financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1. BUSINESS

 Our Company

     We are a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. We focus our business and operations in a substantial number of the world's most active and fastest growing oil and gas producing regions, including the Gulf of Mexico, Canada, West Africa, the Middle East, South America and Southeast Asia. Our customers include many of the major and independent oil and gas companies and other oilfield service companies. We operate in three principal business segments, offshore products, tubular services and well site services, and have established a leadership position in each.

 Our Background

     Oil States International, Inc. (Oil States or the Company) was originally incorporated in July 1995 as CE Holdings, Inc. On August 1, 1995, CE Holdings, Inc. acquired Continental Emsco Company, an operator of oilfield supply stores, including its then wholly owned subsidiary Oil States Industries, Inc. Oil States Industries is a manufacturer of offshore products.

     In May 1996, Oil States Industries purchased the construction division of Hunting Oilfield Services, Ltd., which provided a variety of construction products and services to the offshore oil and gas industry. In November 1996, CE Holdings, Inc. changed its name to CONEMSCO, Inc. (Conemsco).

     In July 1997, CONEMSCO, Inc. purchased HydroTech Systems, Inc., a full service provider of engineered products to the offshore pipeline industry, and SMATCO Industries Inc., a manufacturer of marine winches for the offshore service boat industry. In December 1997, CONEMSCO, Inc. purchased Gregory Rig Service & Sales Inc., a provider of drilling equipment and services.

     In February 1998, CONEMSCO, Inc. acquired Subsea Ventures, Inc. Subsea Ventures, Inc. designs, manufactures and services auxiliary structures for subsea blowout preventors and subsea production systems. In April 1998, CONEMSCO, Inc. acquired the assets of Klaper (UK) Limited, a provider of repair and maintenance services for blowout preventors and drilling risers used in offshore drilling.

     In July 2000, CONEMSCO, Inc. changed its name to Oil States. In July 2000, Oil States, HWC Energy Services, Inc. (HWC), PTI Group Inc. (PTI) and Sooner Inc. (Sooner) entered into a Combination Agreement (the Combination Agreement) providing that, concurrently with the closing of our recent initial public offering, HWC, PTI and Sooner would merge with wholly owned subsidiaries of Oil States (the Combination). As a result, HWC, PTI and Sooner became wholly owned subsidiaries of Oil States in February 2001.

 Our Industry

     We operate in the oilfield service industry, which provides products and services to oil and gas exploration and production companies for use in the drilling for and production of oil and gas. Demand for our products and services largely depends on the financial condition of our customers and their willingness to spend capital on the exploration and development of oil and gas.

     Oil and gas operators are increasingly focusing their exploration and development efforts on frontier areas, particularly deepwater offshore areas. According to OneOffshore, Inc., the number of wells drilled in water depths greater than 1,500 feet has increased from 39 in 1990 to 217 in 2000. The number of hydrocarbon discoveries in water depths greater than 1,500 feet has shown similar gains, increasing from nine in 1990 to 68 in 1999.

     We believe that oil and gas exploration and production companies will respond to sustained increases in demand by expanding their activities and spending more capital, particularly in frontier areas that offer potentially higher future production and that have not yet been exploited, including deepwater Gulf of Mexico, Canada, West Africa, the Middle East, South America and Southeast Asia. We have an established presence in each of these areas. In addition to what we believe to be positive industry fundamentals, we believe the following sector-specific trends enhance the growth potential of our business:

     - Increased drilling in offshore areas, particularly deepwater areas, which we believe will increase the need for floating exploration and production systems and the demand for our offshore products. Our offshore products segment provides technology critical to floating rigs such as drill ships and semi-submersibles as well as floating production systems such as tension leg platforms, Spars and floating production, storage and offloading (FPSO) vessels.

     - Increased drilling of deeper, horizontal and offshore wells, which we believe will positively impact demand for our tubular products. Deeper wells generate considerably more revenues for our tubular services segment than shallower wells since deeper wells require more, higher quality and larger diameter pipe. Generally, operators utilize higher grade, premium tubulars and connectors for casing and tubing in deep wells, horizontal wells and offshore wells since the cost of a pipe failure is higher than in a shallow vertical land well and because the mechanical stresses on the pipe in deeper, deviated or horizontal wells are much greater.

     - Rising offshore rig utilization and day rates, which we believe will benefit our hydraulic workover and well control services and cause our hydraulic units to become more competitive for offshore workovers. We also expect to benefit from trends towards underbalanced workovers since this technique results in less damage to reservoir formations than conventional workovers, and towards underbalanced drilling since it results in less formation damage, higher rates of penetration and longer bit life. Underbalanced conditions exist when the pressure exerted by the hydrocarbons in the reservoir is greater than the pressure introduced into the well bore during drilling and workover operations. When working over or drilling a well in an underbalanced condition, the operator can use a snubbing unit on the well, such as the ones we own, to control pressures in the well bore.

     - Increased exploration and development activities in frontier areas, which we believe will benefit our remote site accommodations, catering and logistics services.

     We have a proven history of growth through acquisitions. Over the last four years, we have completed acquisitions of over 15 different companies or business units. These acquisitions allowed us to strengthen our positions in the tubular services and well site services markets and to broaden our product lines in our offshore products segment. We believe that with our increased size and access to the capital markets, we will be able to further expand our operations and product offerings through strategic acquisitions.

  Offshore Products

  OVERVIEW

     Through our offshore products segment, we design and manufacture cost-effective, technologically advanced products for the offshore energy industry. Our products are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Scotland; Brazil; England and Singapore.

  OFFSHORE PRODUCTS MARKET

     The market for our offshore products and services depends primarily upon drilling rig refurbishments and upgrades, new rig construction and development of infrastructure for offshore production activities. As demand for oil and gas increases and related drilling and production increases in offshore areas throughout the world, particularly in deeper water, we expect spending on these activities to increase, resulting in improved demand for our offshore products and services.

     The upgrade of existing rigs to equip them with the capability to drill in deeper water and the construction of new deepwater-capable rigs require specialized products and services like the ones we provide. According to information from OneOffshore, Inc., construction of deepwater-capable rigs, tension leg platforms, Spars and FPSO vessels is currently expected to increase significantly in the next three years. At December 31, 2000, there were approximately 55 semisubmersible rigs and 29 drillship-type rigs worldwide capable of drilling in greater than 2,450 feet of water. It is anticipated that by the end of 2001 there will be 68 semi-submersible rigs and 30 drillship-type rigs capable of this deepwater drilling. In addition, there are three new tension leg platforms and eight new Spars scheduled for completion by the year 2003. At the end of 2000, there were only 11 tension leg platforms and three Spars in operation worldwide. The number of FPSO vessels is currently expected to increase from 62 FPSOs in operation worldwide at the end of 2000 to 87 by the end of 2003, and the number of floating production semisubmersibles is anticipated to increase from 36 to 43 over the same period. We believe that the construction, installation, operation and refurbishment from time to time of these facilities will result in increased demand for many of the products and services provided by our offshore products segment.

  PRODUCTS AND SERVICES

     Our offshore products segment provides a broad range of highly engineered technical products and services for use in offshore drilling and development activities. In addition, this segment provides onshore oil and gas, defense and general industrial products and services. Our offshore products segment has a history of innovation and creative applications of existing technologies.

     We have the capability to design and build manufacturing and testing systems for many of our new products and services. These testing and manufacturing facilities enable us to provide reliable, technologically advanced products and services. Our Aberdeen facility provides a wide range of structural testing including full-scale product simulations.

     Offshore Development and Drilling Activities. We design, manufacture, fabricate, inspect, assemble, repair, test and market subsea equipment and offshore vessel and rig equipment. Our products are components of equipment used on marine vessels, floating rigs and jack-ups, and for the drilling and production of oil and gas wells on offshore fixed platforms and mobile production units including floating platforms and FPSO vessels. We believe that sales of our equipment for new rig building and offshore infrastructure development will be important sources of future revenues. Our products and services include:

     - flexible bearings and connector products;

     - subsea pipeline products;

     - marine winches, mooring systems and rig equipment;

     - blowout preventor stack assembly, integration, testing and repair services; and

     - fixed platform products and services.

     FLEXIBLE BEARINGS AND CONNECTOR PRODUCTS. We are the principal supplier of flexible bearings, or FlexJoints(TM), to the offshore oil and gas industry. We also supply connections and fittings that join lengths of large diameter conductor or casing used in offshore drilling operations. FlexJoints(TM) are flexible bearings that permit movement of riser pipes or tension leg platform tethers under high tension and pressure. They are used on drilling, production and export risers and are used increasingly as offshore production moves to deeper water areas. Drilling riser systems provide the vertical conduit between the floating drilling vessel and the subsea wellhead. Through the drilling riser, equipment is guided into the well and drilling fluids are returned to the surface. Production riser systems provide the vertical conduit from the subsea wellhead to the floating production platform. Oil and gas flows to the surface for processing through the production riser. Export risers provide the vertical conduit from the floating production platform to the subsea export pipelines. FlexJoints(TM) are a critical element in the construction and operation of production and export risers on floating production systems in deepwater.

     Floating production systems, including tension leg platforms, Spars and FPSO systems, are a significant means of producing oil and gas, particularly in deepwater environments. We provide many important products for the construction of these systems. A tension leg platform is a floating platform that is moored by vertical pipes, or tethers, attached to both the platform and the sea floor. Our FlexJoint(TM) tether bearings are used at the top and bottom connections of each of the tethers, and our Merlin connectors are used to join shorter pipe segments to form long pipes offshore. A Spar is a floating vertical cylindrical structure which is approximately six to seven times longer than its diameter and is anchored in place.

     SUBSEA PIPELINE PRODUCTS. We design and manufacture a variety of fittings and connectors used in offshore oil and gas pipelines. Our products are used for new construction, maintenance and repair applications. New construction fittings include:

     - forged steel Y-shaped connectors for joining two pipelines into one;

     - pressure-balanced safety joints for protecting pipelines from anchor snags or a shifting sea-bottom;

     - electrical isolation joints; and

     - hot tap clamps that allow new pipelines to be joined into existing lines without interrupting the flow of petroleum product.

     We provide diverless connection systems for subsea flowlines and pipelines. Our proprietary metal-to-metal sealing system is preferred by many oil companies. Our HydroTech connectors are most commonly used for final hook-up of subsea production systems and allow pipelines and flowlines to be connected to production equipment on the sea floor. They also are used in diverless pipeline repair systems and in future pipeline tie-in systems. Our lateral tie-in sled, which is installed with the original pipeline, allows a subsea tie-in to be made quickly and efficiently using proven HydroTech connectors without costly offshore equipment mobilization and without shutting off product flow.

     We provide pipeline repair hardware, including deepwater applications beyond the depth of diver intervention. Our products include:

     - repair clamps used to seal leaks and restore the structural integrity of a pipeline;

     - mechanical connectors used in repairing subsea pipelines without having to weld;

     - flanges used to correct misalignment and swivel ring flanges; and

     - pipe recovery tools for recovering dropped or damaged pipelines.

     MARINE WINCHES, MOORING SYSTEMS AND RIG EQUIPMENT. We design, engineer and manufacture marine winches, mooring systems and rig equipment. Our Skagit winches are specifically designed for mooring floating and semi-submersible drilling rigs and positioning pipelay and derrick barges, anchor handling boats and jack-ups. We also design and fabricate rig equipment such as automatic pipe racking and blow-out preventor handling equipment. Our engineering teams and manufacturing capability, coupled with skilled service technicians who install and service our products, provide our customers with a broad range of equipment and services to support their operations.

     BOP STACK ASSEMBLY, INTEGRATION, TESTING AND REPAIR SERVICES. We design and fabricate lifting and protection frames and offer system integration of blow-out preventor stacks and subsea production trees. We can provide complete turnkey and design fabrication services. We also design and manufacture a variety of custom subsea equipment, such as riser flotation tank systems, guide bases, running tools, and manifolds. We also offer blow-out preventor and drilling riser testing and repair services.

     FIXED PLATFORM PRODUCTS AND SERVICES. We provide equipment for securing subsea structures and offshore platform jackets, including our Hydra-Lok hydraulic system. The Hydra-Lok tool, which has been successfully used at depths of 3,000 feet, does not require diver intervention or guidelines.

     We also provide cost-effective, standardized leveling systems for offshore structures that are anchored by foundation piles, including subsea templates, subsea manifolds and platform jackets.

     Other Products and Services. Our offshore products segment also produces a variety of products for use in applications beyond the offshore oil and gas industry. For example, we provide:

     - downhole products for onshore drilling and production;

     - elastomer products for use in both offshore and onshore oilfield activities;

     - metal-elastomeric FlexJoints(TM) used in a variety of military, marine and aircraft applications; and

     - technology used in drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

     Backlog. Backlog in our offshore products segment at December 31, 2000 was $38.1 million compared to backlog of $33.6 million at December 31, 1999. Our backlog consists of firm customer purchase orders for which satisfactory credit or financing arrangements exist and delivery is scheduled. Our backlog has increased $2.9 million from December 31, 1999 due primarily to an increase in our flexible bearings and connector products backlog, partially offset by reductions in our subsea pipeline products and our marine winches, mooring systems and drilling equipment backlog.

  REGIONS OF OPERATIONS

     Our offshore products segment provides products and services to customers in the major offshore oil and gas producing regions of the world, including the Gulf of Mexico, the North Sea, Brazil, Southeast Asia and West Africa.

  CUSTOMERS AND COMPETITORS

     Our three largest customers in the offshore products markets in 2000 were Global Marine Inc., Shell Oil Company, Inc. and Modec International, LLC. None of these customers accounted for greater than 5% of our combined revenues. Our main competitors include AmClyde Engineered Products Company, Inc., Dril-Quip, Inc., Cooper Cameron Corporation, Stolt Offshore and Coflexip Stena Offshore.

  Tubular Services

     On February 14, 2001, the Company completed its acquisition of Sooner. Sooner's business is reported as our tubular services segment.

  OVERVIEW

     Through our tubular services segment, we are the largest distributor of oil country tubular goods, or OCTG, and are a provider of associated finishing and logistics services to the oil and gas industry. Oil country tubular goods consist of casing, production tubing and line pipe. Through our tubular services segment, we:

     - distribute premium tubing and casing;

     - provide threading, remediation, logistical and inventory services; and

     - offer e-commerce pricing, ordering and tracking capabilities.

     In 1999, we acquired the tubular divisions of Continental Emsco, Wilson Supply and National-Oilwell, Inc. These transactions expanded our presence in key market segments and increased our coverage of the diversified marketplace for OCTG. We serve a wide customer base, ranging from major oil companies to small independents. Through our key relationships with more than 20 manufacturers of oilfield specialty and line pipe, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants around the world. We estimate that we currently have the largest OCTG distribution market share in the United States, based on tonnage shipped as a percentage of estimated OCTG consumed in the marketplace. Despite being a leading distributor of OCTG, we estimate that our U.S. market share is currently between 15% and 20%.

  OCTG MARKET

     Our tubular services segment primarily provides casing and tubing. Casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations. Casing is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Production tubing, which is used to bring oil and gas to the surface, may be replaced during the life of a producing well.

     A key indicator of domestic demand for OCTG is the average number of drilling rigs operating in the United States. According to Baker Hughes, the average United States rig counts in 1997, 1998, 1999 and 2000 were 943, 843, 625 and 918, respectively. The active rig count in the United States fell to 488 in April 1999. However, drilling activity accelerated in the second half of 1999, and by year-end 771 rigs were active, compared to 621 at the end of 1998. As of December 29, 2000, 1,114 rigs were active in the United States and, as of March 23, 2001, 1,163 were active in the United States. The OCTG market at any point in time is also affected by the level of inventories maintained by manufacturers, distributors and end users. In addition, in recent years the focus of drilling activity has been shifting towards less explored, deeper geological formations and deepwater locations which offer potentially prolific reserves. Demand for tubular products is positively impacted by increased drilling of deeper, horizontal and offshore wells. Deeper wells require incremental tubular feet and enhanced mechanical capabilities to ensure the integrity of the well. Deeper wells generate more revenues for our tubular services segment than shallower wells since deeper wells require more, higher quality and larger diameter pipe. Premium tubulars are used in horizontal drilling to withstand the increased bending and compression loading associated with a horizontal well. Since the cost of a pipe failure is typically higher in an offshore well than in a land well, offshore operators typically specify premium tubulars, which provide us with higher margins, for the completion of offshore wells.

  PRODUCTS AND SERVICES

     Tubular Products and Services. We distribute all types of OCTG produced by both domestic and foreign manufacturers to major and independent oil and gas exploration and production companies and other OCTG distributors. We do not manufacture any of the tubular goods that we distribute. We operate our tubular services segment from a total of 11 facilities and have offices strategically located near areas of oil and gas exploration and development activity in the United States, Scotland and Nigeria.

     We maintain the industry's largest on-the-ground inventory in more than 75 yards in the United States, Scotland and Nigeria, giving us the flexibility to fill our customers' orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, that enables us to track our product shipments down to the individual pipe stem. This proprietary system integrates our main domestic facility, the A-Z Terminal in Crosby, Texas, with our overseas facilities in Nigeria and Scotland.

     The purchasing volumes, customer base and management experience of our tubular services segment provides us with financial and commercial advantages in our dealings with tubular manufacturers. As a leading distributor of tubular goods, we believe that we are able to negotiate more favorable supply contracts with manufacturers. We have distribution relationships with all major domestic and international steel mills and believe we have good working relationships with leading mills such as U.S. Steel Group, Lone Star Technologies, Inc. and Maverick Tube Corporation.

     A-Z Terminal. Our A-Z Terminal pipe maintenance and storage facility in Crosby, Texas is equipped to provide a full range of tubular services, giving us a customer service capability that we believe is unique in the industry. Set on 109 acres, the ISO 9002-certified facility has more than 1,400 pipe racks and two double-ended thread lines. We have exclusive use of a permanent third-party inspection center within the facility. The facility also includes indoor chrome storage capability and patented pipe cleaning machines.

     We offer services at our A-Z Terminal facility typically outsourced by other distributors, including the following: threading, inspection, cleaning, cutting, logistics, rig returns, installation of float equipment and non-destructive testing. In addition, we have the use of two rail spurs, one of which allows us to deliver tubular products from our facility directly to the Alaskan North Slope.

     E-commerce. Our website www.soonerpipe.com allows customers to access the features provided by our proprietary inventory management system which is designed specifically to handle tubular products. The key features of www.soonerpipe.com are as follows:

     - real-time order tracking from the originating steel mill, through logistical services to final delivery;

     - confidential price and delivery quotation requests from up to five different tubular distributors, which save the customer time and effort in obtaining the best value for a particular order;

     - our entire catalog of in-stock and special order OCTG and line pipe;

     - product catalog searches by several different criteria, including size, weight and grade of pipe;

     - ability to select a number of value-added pipe logistics services, including threading, third-party inspection, cleaning, cutting and accessory equipment available from our A-Z Terminal facility; and

     - extensive customer reporting features and financial information and invoicing.

     The operation of www.soonerpipe.com provides us with the capability to serve customers around the world 24 hours a day, seven days a week.

     Tubular Products and Services Sales Arrangements. We provide our tubular products and logistics services through a variety of arrangements, including spot market sales, alliances and international supply/ logistics agreements. During 1999 and 2000, the spot market accounted for a majority of our sales of tubular products and logistics services.

     We also provide our tubular products and services to independent and major oil and gas companies under alliance arrangements. Although our alliances are not as profitable as the spot market, they provide us with more stable and predictable revenues and an improved ability to forecast required inventory levels, which allows us to manage our inventory more efficiently. These arrangements also provide us with the opportunity to grow our tubular services segment within our alliance customer base.

  REGIONS OF OPERATIONS

     Our tubular services segment provides tubular products and services to customers in the United States, the Gulf of Mexico, Canada, Nigeria, Venezuela, Ecuador, Colombia, Guatemala and the United Kingdom.

  CUSTOMERS, SUPPLIERS AND COMPETITORS

     Our three largest customers in the tubular distribution market in 2000 were Conoco Inc., Union Oil of California and El Paso Corporation. None of these customers accounted for greater than 5% of our combined revenues. Our three largest suppliers were U.S. Steel Group, Maverick Tube Corporation and Lone Star Technologies, Inc. The tubular services distribution market is fragmented, and our main competitors are Vinson Supply Co., Red Man Pipe & Supply Co., Inc. and Total Premier.

  Well Site Services

  OVERVIEW

     Our well site services segment provides a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle. Our services include workover services, drilling services, rental equipment, remote site accommodations, catering and logistics services and modular building construction services. We use our fleet of workover and drilling rigs, rental equipment, remote site accommodation facilities and related equipment to service well sites for oil and natural gas companies. Our products and services are used in both onshore and offshore applications through the exploration, development, production and abandonment phases of a well's life. Additionally, our remote site accommodations, catering and logistics services are employed in a variety of mining and related natural resource applications.

  WELL SITE SERVICES MARKET

     Demand for our workover and drilling rigs, rental equipment and remote site accommodations, catering and logistics services has increased due to improved cash flow of oil and gas producers. We expect activity levels to continue to improve with favorable oil and gas prices for producers.

     Demand for our workover services is impacted significantly by offshore activity both in the United States and international areas. Our hydraulic workover units compete with jackup rigs for shallow water workover projects. With the recent increases in dayrates of jackup rigs, our hydraulic workover units are more attractive to operators due to their cost and performance attributes relative to these larger units.

     Demand for our drilling services is influenced by both oil and gas shallow onshore United States drilling activity. According to Baker Hughes, the average United States rig counts in 1997, 1998, 1999 and 2000 were 943, 843, 625 and 918, respectively. The active rig count in the United States fell to 488 in April 1999. However, drilling activity accelerated in the second half of 1999, and by year-end 771 rigs were active, compared to 621 at the end of 1998. As of December 29, 2000, 1,114 rigs were active in the United States and, as of March 23, 2001, 1,163 were active in the United States. Increased drilling activity typically leads to higher drilling rates. Given the cost advantages of our semi-automated drilling rigs, we believe our drilling fleet is well positioned to benefit from further increases in drilling activity.

     Our hydraulic drilling and workover rigs are capable of providing underbalanced drilling and workover services. Underbalanced drilling and workover can lead to increased rates of penetration, longer drill bit life and reduced risk of damage to the formation. In recent years, oil and gas operators have increasingly utilized underbalanced services, a trend which we believe will continue in the future.

     Demand for our rental services benefits from increased exploration and development activities in the U.S. Gulf Coast area and the Gulf of Mexico.

     We expect a large portion of incremental spending by oil and gas producers to be directed toward oil and gas development in the remote locations of Western Canada and the deepwater areas of the Gulf of Mexico. Our remote accommodations, catering and logistics business supplies products and services to companies engaged in operations in these frontier areas.

  PRODUCTS AND SERVICES

     Workover Services. We provide a broad range of workover products and services primarily to customers in the U.S., Canada, Venezuela, the Middle East and West Africa. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well. These products and services include hydraulic workover units for offshore workover operations and snubbing operations in pressure situations.

     A hydraulic workover unit is a specially designed rig used for vertically moving tubulars in and out of a wellbore using hydraulic pressure. This unit is used for servicing wells with no pressure at the surface and also has the unique ability of working safely on wells under pressure. This feature allows these units to be used for underbalanced drilling and workover and also in well control applications. When the unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures. Because of their small size and ability to work on wells under pressure, hydraulic workover units offer several advantages over larger workover rigs and conventional drilling rigs, including:

     - reduced mobilization and demobilization costs;

     - reduced cost and time of retrofit to offshore platforms;

     - reduced production shut-in time;

     - reduced deck space requirement; and

     - live well intervention capability for underbalanced drilling situations.

     As of December 31, 2000 we had 27 "stand alone" hydraulic workover units. Of these 27 units, 15 were located in the U.S., three were located in the Middle East, five were located in Venezuela and four were located in West Africa. Utilization of our hydraulic workover units varies from period to period. As of December 31, 2000, eight of our hydraulic workover units were working or under contract. Typically, our hydraulic workover units are contracted on a short-term dayrate basis. The length of time to complete a job depends on many factors, including the number of wells and the type of workover or pressure control situation involved. Usage of our hydraulic workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate 12 to 14 simultaneous jobs involving our hydraulic workover units.

     Our three largest customers in workover services in 2000 were Petroleos de Venezuela S.A., Chevron Corporation, and TotalFinaElf S.A. None of these customers accounted for greater than 5% of our combined revenues. We have also entered into a non-exclusive preferred supplier alliance agreement with Schlumberger Oilfield Services Group under which we provide hydraulic workover services to Schlumberger, as and when deemed mutually beneficial, on a worldwide basis. Our main competitors in workover services are Halliburton Company, Cudd Pressure Control, Inc. and Nabors Industries, Inc.

     Drilling Services. Our drilling services business is located in Odessa, Texas and Wooster, Ohio and provides drilling services for shallow to medium depths ranging from 2,000 to 9,000 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 12 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 200,000 to 300,000 pounds. Nine of these drilling rigs are located in Odessa, Texas and three are located in Wooster, Ohio. As of March 23, 2001, all 12 rigs were working or under contract.

     We market our drilling services directly to a diverse customer base, consisting of both major and independent oil companies. Our semi-automatic rigs offer several competitive advantages, including:

     - our rigs operate with a two-man crew rather than the four-man crew typically required by others;

     - our rigs require only 60 feet by 100 feet of deckspace;

     - our rigs require significantly fewer truck loads for delivery to the well site;

     - our rigs do not require casing crews;

     - our top drive units offer better drilling efficiency than conventional rotary units; and

     - our rigs offer various safety benefits, including minimal pipehandling, no derrick man and no rotary table and chains.

     Our largest customers in drilling services in 2000 included Anadarko Petroleum Corporation, Chevron Corporation and Conoco, Inc. None of these customers accounted for greater than 5% of our combined revenues. Our main competitors are Nabors Industries, Inc., Patterson Energy Inc. and Key Energy Services, Inc. The land drilling business is very fragmented and consists of a small number of large companies and many smaller companies.

     Rental Services. Our rental services business provides a wide range of products for use in the offshore and onshore oil and gas industry, including:

     - wireline and coiled tubing pressure control equipment;

     - pipe recovery systems; and

     - surface-based pressure control equipment used in production operations.

     Our rental services are used during the exploration, development, production and abandonment stages. We provide rental services at 12 U.S. distribution points in Texas, Louisiana and Oklahoma. We provide rental services on a day rental basis with rates varying depending on the type of equipment and the length of time rented.

     Our three largest customers in rental services in 2000 were Schlumberger Ltd., Halliburton Company and The Coastal Corporation. None of these customers accounted for greater than 5% of our combined revenues.

     Remote Site Accommodations, Catering and Logistics and Modular Building Construction. We are a leading provider of fully integrated products and services required to support a workforce at a remote location, including workforce accommodations, food services, remote site management services and modular building construction. We provide complete design, manufacture, installation, operation and redeployment logistics services for oil and gas drilling, oil sands mining, diamond mining, pipeline construction, offshore construction, disaster relief services or any other industry that requires remote site logistics projects. Our remote site products and services operations are primarily focused in Canada and the Gulf of Mexico. During the peak of our operating season, we typically provide logistics services in over 200 separate locations throughout the world to remote sites with populations of 20 to 2,000 persons.

     Our remote site logistics products and services business offers several competitive advantages, including:

     - an extensive inventory of over 2,400 building units in Canada and the Gulf of Mexico;

     - established field service infrastructure;

     - extensive remote site logistics capabilities; and

     - the ability to mobilize equipment to remote sites on short notice.

     Remote Site Accommodations, Catering and Logistics Services. We sell and lease portable living quarters, galleys, diners and offices and provide portable generator, water sewage systems and catering services as part of our remote site logistics services. We provide various client-specific building configurations to customers for use in both onshore and offshore applications. We provide our integrated remote site logistics services to customers under long-term and short-term contractual arrangements which include the provision of:

     - sanitation, janitorial and laundry services;

     - security services;

     - maintenance services;

     - installation services and planning;

     - transportation and communications; and

     - power, fuel supply, lighting and refrigeration services.

     Modular Building Construction. We design, construct and install a variety of portable modular buildings, including housing, kitchens, recreational units and offices for the Canadian and Gulf of Mexico markets. Our designers work closely with our clients to build structures that best serve their needs.

     Our Canadian manufacturing operations primarily support our Canadian remote site logistics business through the construction and refurbishing of remote site rental units.

     We also design and construct steel and ultra-light weight aluminum modular buildings and accommodation units for lease or sale to the offshore oil and gas industry located primarily in the Gulf of Mexico. These buildings are designed to meet the challenges encountered in harsh saltwater environments and include U.S. Coast Guard-approved buildings. These modular buildings save valuable deck space because they can be stacked three high, while still maintaining their structural integrity in high winds. The structural integrity of our metal accommodation units provide significant safety advantages over the wood and fiberglass composite units that some of our competitors provide.

     In 2000, our three largest customers in remote site accommodations, catering and logistics and modular building construction were Syncrude Canada, Ltd., G.E. Capital Corporation and Precision Drilling Corporation. None of these customers accounted for greater than 5% of our combined revenues. Our main competitors are Atco Structures Limited, Great West Catering Ltd. and Abbeyville Offshore Inc. However, we do not believe that any of our competitors provides fully integrated remote site logistics services to the same extent as we currently provide.

  Employees

     As of December 31, 2000, we had 2,805 full-time employees, 845 of whom are in our offshore products segment, 91 of whom are in our tubular services segment and 1,869 of whom are in our well site services segment. In addition, we are party to collective bargaining agreements covering approximately 361 employees located in Canada. We believe relations with our employees are good.

  Government Regulation

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to the oil and natural gas industry, worker safety and environmental protection. Changes in these laws, including more stringent administrative regulations and increased levels of enforcement of these laws and regulations, could significantly affect our business. We cannot predict changes in the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also are not able to predict whether additional laws and regulations will be adopted.

     We depend on the demand for our products and services from oil and natural gas companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to oilfield and offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas in our areas of operation could also adversely affect our operations by limiting demand for our products and services. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations or enforcement.

     Some of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established under states' workers' compensation laws inapplicable to these employees and permit them or their representatives generally to pursue actions against us for damages or job-related injuries with no limitations on our potential liability.

     Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the manufacture, management and/or disposal of materials and wastes in the environment and otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution. We believe that we are in compliance in all material respects with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing laws and regulations will have a material effect on our consolidated financial statements.

     We generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The United States Environmental Protection Agency, or EPA, and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Some wastes handled by us in our field service activities that currently are exempt from treatment as hazardous wastes may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes. This would subject us to more rigorous and costly operating and disposal requirements.

     The federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA or the "Superfund" law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently have operations on properties where activities involving the handling of hazardous substances or wastes may have been conducted by third parties not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws. Under these laws and related regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     Our operations may result in discharges of pollutants to waters. The Federal Water Pollution Control Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants is prohibited unless permitted by the EPA or applicable state agencies. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Federal Water Pollution Control Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

     Although we believe that we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.

     Where, in any forward-looking statement, Oil States, or our management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking this into account, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Oil States.

  Risks Related to Oil States' Business Generally

  DECREASED OIL AND GAS INDUSTRY EXPENDITURE LEVELS WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We depend upon the oil and gas industry and its willingness to make expenditures to explore for, develop and produce oil and gas. If these expenditures decline, our business will suffer. The industry's willingness to explore, develop and produce depends largely upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

     - the level of production;

     - the levels of oil and gas inventories;

     - the expected cost of developing new reserves;

     - the cost of producing oil and gas;

     - the level of drilling activity;

     - worldwide economic activity;

     - national government political requirements, including the ability of the Organization of Petroleum Exporting Companies to set and maintain production levels and prices for oil;

     - the cost of developing alternate energy sources;

     - environmental regulation; and

     - tax policies.

If demand for drilling services, cash flows of drilling contractors or drilling rig utilization rates decrease significantly, then demand for our products and services will decrease.

  EXTENDED PERIODS OF LOW OIL PRICES MAY DECREASE DEEPWATER EXPLORATION AND PRODUCTION ACTIVITY AND ADVERSELY AFFECT OUR BUSINESS.

     Our offshore products segment depends on exploration and production expenditures in deepwater areas. Because deepwater projects are more capital intensive and take longer to generate first production than shallow water and onshore projects, the economic analyses conducted by exploration and production companies typically assume lower prices for production from such projects to determine economic viability over the long term. If oil prices remain near or below those levels used to determine economic viability for an extended period of time, deepwater activity and our business will be adversely affected.

  BECAUSE THE OIL AND GAS INDUSTRY IS CYCLICAL, OUR OPERATING RESULTS MAY FLUCTUATE.

     Oil prices have been volatile over the last three years, ranging from less than $11 per barrel to over $37 per barrel. Spot gas prices have also been volatile, ranging from less than $1.25 per MMBtu to above $10.00 per MMBtu. These price changes have caused oil and gas companies and drilling contractors to change their strategies and expenditure levels. Oil States, Sooner, HWC and PTI have experienced in the past, and we may experience in the future, significant fluctuations in operating results based on these changes.

  WE MIGHT BE UNABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN OUR
  INDUSTRY.

     We sell our products and services in competitive markets. In some of our business segments, we compete with the oil and gas industry's largest oilfield services providers. These companies have greater financial resources than we do. In addition, our business, particularly our tubular services business, may face competition from Internet business-to-business service providers. We expect the number of these providers to increase in the future. Our business will be adversely affected to the extent that these providers are successful in reducing purchases of our products and services.

     Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition.

  DISRUPTIONS IN THE POLITICAL AND ECONOMIC CONDITIONS OF THE FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

     We have operations in various international areas, including parts of West Africa and South America. Our operations in these areas increase our exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may:

     - disrupt our operations;

     - restrict the movement of funds or limit repatriation of profits;

     - lead to U.S. government or international sanctions; and

     - limit access to markets for periods of time.

Some areas, including West Africa and parts of South America, have experienced political disruption in the past. Disruptions may occur in the future in our foreign operations, and losses caused by these disruptions may occur that will not be covered by insurance.

  WE ARE SUSCEPTIBLE TO SEASONAL EARNINGS VOLATILITY DUE TO ADVERSE WEATHER CONDITIONS IN OUR REGIONS OF OPERATIONS.

     Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and the Gulf of Mexico. Our Canadian remote site logistics operations are significantly focused on the winter months when the winter freeze in remote regions permits exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and sales of products and services in the second and third quarters. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

  WE MIGHT BE UNABLE TO EMPLOY A SUFFICIENT NUMBER OF TECHNICAL PERSONNEL.

     Many of the products that we sell, especially in our offshore products segment, are complex and highly engineered and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize and enhance these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high, and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase and our growth potential could be impaired.

  IF WE DO NOT DEVELOP NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS, OUR BUSINESS AND REVENUES MAY BE ADVERSELY AFFECTED.

     The market for our offshore products is characterized by continual technological developments to provide better performance in increasingly greater depths and harsher conditions. If we are not able to design, develop and produce commercially competitive products in a timely manner in response to changes in technology, our business and revenues will be adversely affected.

  THE LEVEL AND PRICING OF TUBULAR GOODS IMPORTED INTO THE UNITED STATES COULD DECREASE DEMAND FOR OUR TUBULAR GOODS INVENTORY AND ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

     U.S. law currently restricts imports of low-cost tubular goods from a number of foreign countries into the U.S. tubular goods market, resulting in higher prices for tubular goods. If these restrictions were to be lifted or if the level of imported low-cost tubular goods were to otherwise increase, our tubular services segment could be adversely affected to the extent that we then have higher-cost tubular goods in inventory. If prices were to decrease significantly, we might not be able to profitably sell our inventory of tubular goods. In addition, significant price decreases could result in a longer holding period for some of our inventory, which could also have a material adverse effect on our tubular services segment.

  IF WE WERE TO LOSE A SIGNIFICANT SUPPLIER OF OUR TUBULAR GOODS, WE COULD BE ADVERSELY AFFECTED.

     During 2000, we purchased from a single supplier approximately 38% of the tubular goods we distributed and from three suppliers approximately 66% of such tubular goods. We do not have contracts with any of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

  WE ARE SUBJECT TO EXTENSIVE AND COSTLY ENVIRONMENTAL LAWS AND REGULATIONS THAT MAY REQUIRE US TO TAKE ACTIONS THAT WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our hydraulic well control and drilling operations and our offshore products business are significantly affected by stringent and complex foreign, federal, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations have changed in the past, and they are likely to change in the future. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

     Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:

     - issuance of administrative, civil and criminal penalties;

     - denial or revocation of permits or other authorizations;

     - reduction or cessation in operations; and

     - performance of site investigatory, remedial or other corrective actions.

  WE MAY NOT HAVE ADEQUATE INSURANCE FOR POTENTIAL LIABILITIES.

     Our operations are subject to many hazards. We face the following risks under our insurance coverage:

     - we may not be able to continue to obtain insurance on commercially reasonable terms;

     - we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination;

     - the dollar amount of any liabilities may exceed our policy limits; and

     - we do not maintain full coverage against the risk of interruption of our business.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position.

  WE ARE SUBJECT TO LITIGATION RISKS THAT MAY NOT BE COVERED BY INSURANCE.

     In the ordinary course of business, we become the subject of various claims and litigation. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance. It is possible, however, that an unexpected judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

  Risks Related to Oil States' Operations

  WE HAVE INCURRED LOSSES IN THE PAST. WE MAY INCUR LOSSES IN THE FUTURE.

     We incurred a loss from continuing operations in 1999. We cannot assure you that we will be profitable in the future.

  LOSS OF KEY MEMBERS OF OUR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend on the continued employment and performance of Douglas E. Swanson and other key members of management. If any of our key managers resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any "key man" life insurance for any of our officers. See Item 10 -- Directors and Executive Officers of Registrant.

  IF WE HAVE TO WRITE OFF A SIGNIFICANT AMOUNT OF GOODWILL, OUR EARNINGS WILL BE NEGATIVELY AFFECTED.

     Our pro forma balance sheet as of December 31, 2000 included goodwill representing 34% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Generally accepted accounting principles require us to amortize goodwill over the periods we benefit from the acquired assets, to review unamortized goodwill for impairment in value periodically and to charge against earnings portions of our goodwill if circumstances indicate that the carrying amount will not be recoverable. If we were to determine that the remaining balance of goodwill was impaired, we would be required to take an immediate non-cash charge to earnings with a corresponding decrease in stockholders' equity.

  WE MIGHT BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

     We rely on a variety of intellectual property rights that we use in our offshore products and well site services segments, particularly our patents relating to our FlexJoint(TM) technology. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. Technological developments may also reduce the value of our intellectual property. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The failure of our company to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could adversely affect our competitive position.

  BECAUSE WE ARE A NEWLY COMBINED COMPANY WITH NO COMBINED OPERATING HISTORY, NEITHER OUR HISTORICAL NOR OUR PRO FORMA FINANCIAL AND OPERATING DATA MAY BE REPRESENTATIVE OF OUR FUTURE RESULTS.

     We are a newly combined company with a short period of combined operating history. Our short combined operating history may make it difficult to forecast our future operating results. The pro forma and combined financial statements included in this Annual Report on Form 10-K reflect the separate historical results of operations, financial position and cash flows of Oil States, Sooner, HWC and PTI prior to the Combination. As a result, the pro forma and combined information may not give you an accurate indication of what our actual results would have been if the Combination had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. In addition, our future results will depend on our ability to efficiently manage our combined facilities and execute our business strategy.

  WE MAY NOT BE ABLE TO INTEGRATE OUR OPERATIONS EFFECTIVELY AND EFFICIENTLY.

     The Combination will require the integration of four management teams and operations, a process that we expect to be complex and time-consuming. If we do not successfully integrate the management and operations of Oil States, Sooner, HWC and PTI, or if there is any significant delay in achieving this integration, we may not fully achieve the expected benefits of the Combination, including increased sales of products and services in broader geographical markets. As a result, our business could suffer.

  L.E. SIMMONS, THROUGH SCF-III, L.P. AND SCV-IV, L.P., PRIVATE EQUITY FUNDS WHICH OWNED MAJORITY INTERESTS IN EACH OF THE COMPANIES IN THE COMBINATION
  (SCF), CONTROLS THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE THIS VOTING POWER IN A MANNER ADVERSE TO OUR STOCKHOLDERS.

     SCF holds approximately 63.1% of the outstanding common stock of our company after the Combination. L.E. Simmons, the chairman of our board of directors, is the sole owner of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from those of our stockholders, and SCF may vote its common stock in a manner that may adversely affect our stockholders.

  SCF'S OWNERSHIP INTEREST AND PROVISIONS CONTAINED IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD DISCOURAGE A TAKEOVER ATTEMPT, WHICH MAY REDUCE OR ELIMINATE THE LIKELIHOOD OF A CHANGE OF CONTROL TRANSACTION AND, THEREFORE, THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SHARES FOR A PREMIUM.

     In addition to SCF's controlling position, provisions contained in our certificate of incorporation and bylaws, such as a classified board, limitations on the removal of directors, on stockholder proposals at meetings of stockholders and on stockholder action by written consent and the inability of stockholders to call special meetings, could make it more difficult for a third party to acquire control of our company. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate our stockholders' ability to sell their shares of common stock at a premium.

  TWO OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OF SCF. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN OUR OR OUR STOCKHOLDERS' BEST INTERESTS.

     Two of our directors, L.E. Simmons and Andrew L. Waite, are also current directors or officers of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. This may create conflicts of interest because these directors have responsibilities to SCF and its owners. Their duties as directors or officers of L.E. Simmons & Associates, Incorporated may conflict with their duties as directors of our company regarding business dealings between SCF and us and other matters. The resolution of these conflicts may not always be in our or our stockholders' best interest.

  WE HAVE RENOUNCED ANY INTEREST IN SPECIFIED BUSINESS OPPORTUNITIES, AND SCF AND ITS DIRECTOR NOMINEES ON OUR BOARD OF DIRECTORS GENERALLY HAVE NO OBLIGATION TO OFFER US THOSE OPPORTUNITIES.

     SCF has investments in other oilfield service companies that compete with us, and SCF and its affiliates, other than our company, may invest in other such companies in the future. We refer to SCF, its other affiliates and its portfolio companies as the SCF group. Our certificate of incorporation provides that, so long as SCF and its affiliates continue to own at least 20% of our common stock, we renounce any interest in specified business opportunities. Our certificate of incorporation also provides that if an opportunity in the oilfield services industry is presented to a person who is a member of the SCF group, including any of those individuals who also serves as SCF's director nominee of our company:

     - no member of the SCF group or any of those individuals has any obligation to communicate or offer the opportunity to us; and

     - such entity or individual may pursue the opportunity as that entity or individual sees fit,

unless:

     - it was presented to an SCF director nominee solely in that person's capacity as a director of our company and no other member of the SCF group independently received notice of or otherwise identified such opportunity; or

     - the opportunity was identified solely through the disclosure of information by or on behalf of our company.

These provisions of our certificate of incorporation may be amended only by an affirmative vote of holders of at least 80% of our outstanding common stock. As a result of these charter provisions, our future competitive position and growth potential could be adversely affected.

  Risks Related to Ownership of Our Common Stock

  THE AVAILABILITY OF SHARES OF OUR COMMON STOCK FOR FUTURE SALE COULD DEPRESS OUR STOCK PRICE

     Sales by SCF and other stockholders of a substantial number of shares of our common stock in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

ITEM 2. PROPERTIES

     The following table presents information about our principal properties and facilities. Except as indicated below, we own all of these properties or facilities.

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------              -----------
United States
  Houston, Texas (lease)..........         3,095      Principal executive offices
  Arlington, Texas................        11,264      Offshore products business office
  Arlington, Texas................        55,853      Offshore products manufacturing
                                                        facility
  Arlington, Texas (lease)........        42,491      Offshore products manufacturing
                                                        facility
  Arlington, Texas................        44,780      Elastomer Technology Center
  Arlington, Texas................        60,000      Molding and aerospace facilities
  Houston, Texas (lease)..........        16,000      Offshore products manufacturing
                                                        facility
  Houston, Texas..................        65,105      Offshore products manufacturing
                                                        facility
  Houston, Texas (lease)..........        54,050      Offshore products manufacturing
                                                        facility
  Lampasas, Texas.................        47,500      Molding facility for offshore
                                                      products
  Crosby, Texas...................     109 acres      Tubular yard
  Belle Chasse, Louisiana                 20,000      Accommodations manufacturing
     (lease)......................                      facility
  Lafayette, Louisiana (lease)....       9 acres      Accommodations equipment yard
  Houma, Louisiana (lease)........        24,000      Accommodations manufacturing
                                                        facility
  Houma, Louisiana................        24,000      Hydraulic well control yard and
                                                      office
  Houma, Louisiana................         8,400      Well control office and training
                                                      facility
  Houma, Louisiana................        64,659      Offshore products manufacturing
                                                        facility
  Broussard, Louisiana............        19,000      Rental tool warehouse
  Odessa, Texas...................        14,240      Tubular warehouse
  Odessa, Texas...................         7,500      Office and warehouse in support of
                                                        drilling operations
  Alvin, Texas....................        20,450      Rental tool warehouse
International
  Nisku, Alberta..................        33,000      Accommodations manufacturing
                                                        facility
  Edmonton, Alberta...............        31,000      Accommodations office and
                                                      warehouse
  Aberdeen, Scotland (lease)......        56,021      Offshore products manufacturing
                                                        facility
  Bathgate, Scotland..............        28,000      Offshore products manufacturing
                                                        facility
  Spruce Grove, Alberta...........        15,000      Accommodations facility and
                                                        equipment yard
  Grande Prairie, Alberta.........        18,000      Accommodations facility and
                                                        equipment yard
  Peace River, Alberta............      80 acres      Accommodations equipment yard
  Aberdeen, Scotland (lease)......         6,260      Tubular yard

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------              -----------
  Barrow, England.................        14,551      Offshore products manufacturing
                                                        facility
  Singapore, Asia (lease).........        13,411      Offshore products warehouse and
                                                      yard
  Macae, Brazil (lease)...........        18,729      Offshore products manufacturing
                                                        facility
  Port Harcourt, Nigeria                 376,727      Tubular yard
     (lease)......................

     We have five tubular sales offices and a total of 12 rental supply and distribution points in Texas, Louisiana and Oklahoma. Most of these office locations provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters. Although we can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our authorized common stock consists of 200,000,000 shares of common stock. There were 48,256,387 shares of common stock outstanding as of March 23, 2001, including 3,572,099 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of March 23, 2001 was 100. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. There was no public market for our common stock before February 9, 2001. The high sales price for our common stock on the New York Stock Exchange for the period from February 9, 2001 (first trade after effective date) to March 23, 2001 was $12.50 per share and the low sales price for the same period was $9.00 per share. The closing price of our common stock on March 23, 2001 was $10.62 per share.

     Oil States has not declared or paid cash dividends on its common stock since its inception, although it declared a dividend payable in the form of a promissory note. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings, if any, to finance our business and to use for general corporate purposes. Our board of directors has the authority to declare and pay dividends on the common stock, in its discretion, as long as there are funds legally available to do so. The payment of dividends is restricted by our revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on the following pages include selected historical and unaudited pro forma financial information of our company as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Pro Forma and Combined Financial

Statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

     The pro forma statements of operations for 1999 and 2000 and other financial data give effect to:

     - our initial public offering of 10,000,000 shares at $9.00 per share and the application of the net proceeds to us;

     - our issuance of 4,275,555 shares of common stock to SCF in exchange for approximately $36.0 million of our indebtedness held by SCF;

     - the three-for-one reverse stock split of Oil States common stock;

     - the combination of Oil States, HWC and PTI, excluding the minority interest of each company, as entities under common control from the dates such common control was established using reorganization accounting, which yields results similar to pooling of interest accounting;

     - the acquisition of the minority interests of Oil States, HWC and PTI in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 1999 and 2000, respectively; and

     - the acquisition of Sooner in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 1999 and 2000, respectively.

     The unaudited pro forma balance sheet data give effect to the Combination and our initial public offering as if each had been completed on December 31, 2000.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    PRO FORMA(1)                      COMBINED(2)                  HISTORICAL
                                                 -------------------   -----------------------------------------   ----------
                                                                           YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                   2000       1999       2000       1999       1998       1997      1996(3)
                                                 --------   --------   --------   --------   --------   --------   ----------
Combined Statement of Operations Data:
  Revenue......................................  $595,647   $487,380   $304,549   $267,110   $359,034   $216,259    $580,255
  Expenses
    Costs of sales and operating expenses......   482,662    405,652    217,601    199,865    264,658    151,012     484,403
    Selling, general and administrative........    46,146     43,815     37,816     33,624     45,414     23,718      88,147
    Depreciation and amortization(4)...........    26,729     26,306     21,314     20,275     18,201      8,973          --
    Other expense (income).....................       (69)     2,448        (69)     2,448      4,928       (122)         --
                                                 --------   --------   --------   --------   --------   --------    --------
  Operating income.............................    40,179      9,159     27,887     10,898     25,833     32,678       7,705
                                                 --------   --------   --------   --------   --------   --------    --------
  Net interest expense.........................    (9,260)    (6,544)   (11,504)   (12,496)   (15,301)    (8,710)     (5,988)
  Other income (expense).......................        89     (4,933)        89     (1,297)       115       (368)        750
                                                 --------   --------   --------   --------   --------   --------    --------
  Income (loss) before income taxes............    31,008     (2,318)    16,472     (2,895)    10,647     23,600       2,467
  Income tax (expense) benefit.................    (4,542)     3,979    (10,776)    (4,654)    (9,745)   (11,319)     (4,510)
                                                 --------   --------   --------   --------   --------   --------    --------
  Income (loss) from continuing operations
    before minority interest...................    26,466      1,661      5,696     (7,549)       902     12,281      (2,043)
  Minority interest............................       (30)       (31)    (4,248)       610      2,988     (6,869)     (1,807)
                                                 --------   --------   --------   --------   --------   --------    --------
  Income (loss) from continuing operations.....  $ 26,436   $  1,630   $  1,448   $ (6,939)  $  3,890   $  5,412    $ (3,850)
                                                 ========   ========   ========   ========   ========   ========    ========
  Income (loss) from continuing operations
    before extraordinary item per common
    share(5)
    Basic......................................  $   0.55   $    .03   $   0.05   $  (0.30)  $   0.17   $   0.28
                                                 ========   ========   ========   ========   ========   ========
    Diluted....................................  $   0.55   $    .03   $   0.04   $  (0.30)  $   0.17   $   0.28
                                                 ========   ========   ========   ========   ========   ========
  Average shares outstanding(5)
    Basic......................................    48,013     48,156     24,482     23,053     22,414     19,287
                                                 ========   ========   ========   ========   ========   ========
    Diluted....................................    48,358     48,529     26,471     23,069     22,435     19,290
                                                 ========   ========   ========   ========   ========   ========

                                                    PRO FORMA(1)                  COMBINED(2)                   HISTORICAL
                                                    ------------   ------------------------------------------   ----------
                                                                           YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                        2000         2000       1999        1998       1997      1996(3)
                                                    ------------   --------   ---------   --------   --------   ----------
Other Data:
  EBITDA as defined(6)............................    $66,908      $ 49,201   $  31,173   $ 44,034   $ 41,651    $ 15,000
  Net income (loss) before goodwill
    amortization(7)...............................     33,897         3,979      (4,144)     6,698      6,415      (3,471)
  Capital expenditures............................                   21,383      11,297     36,145     14,375       9,737
  Net cash provided by (used in) operating
    activities....................................                   33,937       5,170      7,469     19,348      (1,062)
  Net cash provided by (used in) investing
    activities....................................                  (22,377)    112,227    (61,864)   (67,217)    (26,522)
  Net cash provided by (used in) financing
    activities....................................                      304    (116,122)    42,473    101,696      32,240

                                                      PRO FORMA(1)                  COMBINED(2)                  HISTORICAL
                                                      ------------   -----------------------------------------   ----------
                                                                                 AT DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                          2000         2000       1999       1998       1997      1996(3)
                                                      ------------   --------   --------   --------   --------   ----------
                                                                                 (IN THOUSANDS)
Consolidated Balance Sheet Data:
  Cash and cash equivalents.........................    $  6,251     $  4,821   $  3,216   $  6,034   $ 21,039    $  6,834
  Net property and equipment........................     146,994      143,468    142,242    138,374     95,033      37,905
  Total assets......................................     545,000      353,518    355,544    499,025    433,499     278,579
  Long-term debt and capital leases, excluding
    current portion.................................     101,560      102,614    120,290    109,495    171,002      75,606
  Redeemable preferred stock of subsidiaries........          --       25,293     25,064     20,150     22,650      14,300
  Total stockholders' equity........................     318,439       56,549     58,462     73,644     91,309      32,969

---------------

(1) Includes the results of Sooner, the acquisition of the minority interests of Oil States, HWC and PTI in the Combination and our initial public offering and use of proceeds on a pro forma basis assuming the transactions occurred on January 1, 1999 and 2000, respectively, for statement of operations and other data purposes and on December 31, 2000 for balance sheet purposes.

(2) Includes the results of Oil States, HWC and PTI on a combined basis using the reorganization method of accounting for entities under common control from the dates common control was established.

(3) Includes results of operations associated with entities sold in 1999. Operations for these entities were segregated as discontinued operations in the 1997, 1998 and 1999 statements of operations.

(4) Depreciation and amortization was not separately disclosed in the audited consolidated statement of operations for the year ended December 31, 1996. The amount of depreciation and amortization, as disclosed in the audited consolidated statement of cash flows, was $7,295.

(5) Share and per share data have been retroactively restated to reflect a three-for-one reverse stock split for Oil States and also to reflect the effects of the Combination. Share and per share data are not presented for the predecessor entities prior to the Combination as such data are not meaningful.

(6) EBITDA as defined consists of operating income (loss) before depreciation and amortization expense. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, the EBITDA as defined calculation herein may not be comparable to other similarly titled measures of other companies. We have included EBITDA as defined as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures.

(7) Net income (loss) before goodwill amortization consists of net income (loss) before amortization expense. Net income (loss) before goodwill amortization is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis together with Selected Financial Data and our Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 in the Business section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

  Overview

     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment is a leading provider of highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon repairs and upgrades of existing drilling rigs, construction of new drilling rigs and the development of offshore production systems. We are particularly influenced by deepwater drilling and production activities. Through our tubular services division, we distribute premium tubing and casing. Sales of tubular products and services depend upon the overall level of drilling activity and the mix of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional tubular and casing strings. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools and remote site accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity.

     Beginning in late 1996 and continuing through the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. This downturn in activity had a material adverse effect on demand for our products and services, and our operations suffered as a result.

     The price of crude oil has increased significantly over the last 18 months due to improved demand for oil and supply reductions by OPEC member countries. This improvement in crude oil pricing has led to increases in the rig count, particularly in Canada and the United States. As of December 29, 2000, the rig count in the United States and Canada, as measured by Baker Hughes, was 1,436. Demand for our well site services has begun to recover with the overall improvement in industry fundamentals. Our offshore products segment has not recovered with the general market. We believe that our offshore products segment lags the general market recovery because its sales related to offshore construction and production facility development generally occur later in the cycle. Worldwide construction activity continues at a very low level currently, but we expect it to increase substantially as construction activity in the shallow water regions of the Gulf of Mexico resumes and as the industry increasingly pursues deeper water drilling and development projects.

     Consolidation among both major and independent oil and gas companies has affected exploration, development and production activities, particularly in international areas. These companies have focused on integration activities and cost control measures over recent periods. As a result, we believe that capital spending within the industry has lagged the improvement in crude oil prices.

  The Combination

     Prior to our initial public offering in February 2001, SCF-III, L.P. owned majority interests in Oil States, HWC and PTI, and SCF-IV, L.P. owned a majority interest in Sooner. The following chart depicts the summary ownership structure of Oil States, HWC, PTI and Sooner prior to the Combination:

[Chart depicting that SCF-III, L.P. owns 84.6%, 80.6% and 57.7% of Oil States, HWC and PTI, respectively, and minority shareholders own 15.4%, 19.4% and 42.3% of Oil States, HWC and PTI, respectively, in each case prior to the Combination. The chart also depicts that SCF-IV, L.P. owns 81.7% of Sooner and minority stockholders own 18.3% of Sooner, prior to the Combination.]

     L.E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III, L.P. and SCF-IV, L.P. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. See Item 13 -- Certain Relationships and Related Transactions -- The Combination and the Initial Public Offering. Concurrently with the closing of our initial public offering, the Combination closed, and HWC, PTI and Sooner merged with wholly owned subsidiaries of Oil States. As a result, HWC, Sooner and PTI became our wholly owned subsidiaries. Concurrently with the closing of our initial public, we also issued 4,275,555 shares of common stock to SCF in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF. This exchange was based on the initial public offering price of $9.00 per share less underwriting discounts and commissions. We refer to this transaction in this Annual Report on Form 10-K as the SCF Exchange. The following chart depicts the summary ownership structure of our company following the Combination, the SCF Exchange and our initial public offering:

[Chart depicting that purchasers in the offering will own 20.7% of our company, existing stockholders (other than SCF) will own 16.1%, SCF-III, L.P. will own 45.2% and SCF-IV, L.P. will own 17.9%, in each case following the Combination and the offering. The chart also depicts that Oil States will own 100% of HWC, 100% (indirectly) of PTI and 100% of Sooner following the Combination and the offering.]

     The financial results of Oil States, HWC and PTI have been combined for the three years in the period ended December 31, 2000 using reorganization accounting, which yields results similar to pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations, capital resources and liquidity provided below. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of our initial public offering in February 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the year ended December 31, 1999 and 2000 reflect the acquisition of Sooner. Following the acquisition of Sooner, we will report under three business segments. The unaudited pro forma financial statements do not reflect any cost savings or other financial synergies that may be realized after the Combination. The pro forma financial statements include an adjustment to the historical financial statements to include estimated annual incremental corporate expenses of approximately $945,000 associated with the opening of an office in Houston, Texas and the hiring of corporate personnel. These incremental corporate expenses are expected to continue in the future.

  Pro Forma Results of Operations

     Following the acquisition of Sooner, we will report under three business segments, offshore products, well site services and tubular services. Pro forma information including these three segments is presented below.

                                                                 PRO FORMA
                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Revenues
  Offshore Products.........................................  $114.6   $154.3
  Well Site Services........................................   189.9    121.1
  Tubular Services..........................................   291.1    212.0
                                                              ------   ------
          Total.............................................  $595.6   $487.4
                                                              ======   ======
Operating Income (Loss)
  Offshore Products.........................................  $ 14.6   $ 17.5
  Well Site Services........................................    51.1     28.5
  Tubular Services..........................................    20.6      6.9
  Selling, General and Administrative Expense...............   (46.1)   (43.8)
                                                              ------   ------
          Total.............................................  $ 40.2   $  9.1
                                                              ======   ======

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased by $108.2 million, or 22.2%, to $595.6 million for the year ended December 31, 2000 from $487.4 million for the year ended December 31, 1999. Well site services revenues increased by $68.8 million, or 56.8% and tubular services revenues increased $79.1 million, or 37.3%, during the same period. These increases in revenue were partially offset by a decrease in offshore products revenues of $39.7 million, or 25.7%. Of the $68.8 million increase in well site services revenues, $41.5 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $9.1 million was generated from our hydraulic workover units, $9.9 million was generated from our drilling operations and $8.3 million was generated from our rental tool operations. The significant improvement in revenues from our remote site accommodations, catering and logistics services and modular building construction services was due to the strong level of Canadian drilling activity during the first and fourth quarters of 2000, which resulted in increased demand for our drilling camps and related catering services. The increased revenues in our hydraulic workover units and drilling rigs resulted from higher utilization during the period. The $8.3 million increase in our rental tool revenues was largely due to increases in activity levels. The increased tubular services revenues were directly attributable to increases in drilling activity over the period. These revenue increases were partially offset by declines in our offshore products segment due to a significant downturn in construction related activity.

     Cost of Sales. Cost of sales increased by $77.0 million, or 19.0%, to $482.7 million for the year ended December 31, 2000 from $405.7 million for the year ended December 31, 1999. Cost of sales increased in our well site services and tubular services segments by $46.6 million and $63.9 million, respectively, but was partially offset by a decrease of $33.5 million in our offshore products segment. The changes from the 1999 period to the 2000 period were caused by the same factors influencing revenues. Our gross profit margin improved from 16.8% during the year ended December 31, 1999 to 19.0% during the year ended December 31, 2000 due to cost reductions in our offshore products segment made in response to the market downturn in offshore construction activity.

     Selling, General and Administrative Expenses. During the year ended December 31, 2000, selling, general and administrative expenses increased $2.3 million, or 5.3%, to $46.1 million compared to $43.8 million during the year ended December 31, 1999. Selling, general and administrative expenses in our well site services segment increased $6.7 million, or 49%, due to increased activity, acquisitions in late 1999 in our hydraulic workover business, and certain nonrecurring charges totaling $.4 million in our remote site accommodation business. This increase was partially offset by a $3.2 million decrease in our offshore products segment and a $1.2 million decrease in our tubular services segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity. Our tubular services segment benefited from cost synergies created from the market consolidation during 1999.

     Depreciation and Amortization. Depreciation and amortization totaled $26.7 million during the year ended December 31, 2000 compared to $26.3 million in the year ended December 31, 1999. The 1.5% increase was primarily related to asset acquisitions and capital expenditures made in our well site services segment during 1999.

     Operating Income. Our operating income equals revenues less cost of sales, selling, general and administrative expense, depreciation and amortization and other operating income (expense). Operating income is comprised of the operating income of each of our segments and the portion of selling, general and administrative expenses which are not allocated to the segments. Our operating income increased by $31.1 million to $40.2 million for the year ended December 31, 2000 from $9.1 million for the same period in 1999. Operating income from our well site services segment increased $22.6 million from $28.5 million for the year ended December 31, 1999 to $51.1 million for the same period in 2000. Operating income in our tubular services segment increased $13.7 million from $6.9 million in 1999 to $20.6 million in 2000. Operating income in our offshore products segment decreased $2.9 million from $17.5 million in 1999 to $14.6 million in 2000. Selling, general and administrative expense was $46.1 million in the year 2000 compared to $43.8 million incurred during the year 1999.

     Net Interest Expense. Net interest expense totaled $9.3 million during the year ended December 31, 2000 compared to $6.5 million during the year ended December 31, 1999. The $2.8 million decrease in net interest expense primarily related to a reduction in average debt balances outstanding in our offshore products segment with funds generated from asset sales.

     Income Tax (Expense) Benefit. Income tax expense totaled $4.5 million during the year ended December 31, 2000 compared to a benefit of $4.0 million during the year ended December 31, 1999. The increase of $8.5 million was primarily due to the increase in pre-tax income. In both periods, the effective tax rate was benefited by a reduction in the allowance applied against tax assets, primarily net operating losses, due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized.

     Minority Interest. Minority interest expense was immaterial during the years ended December 31, 2000 and 1999. The minority interests were acquired, and therefore substantially reduced, in connection with the Combination.

  Combined Results of Operations

     Prior to the Sooner acquisition, we reported under two business segments, offshore products and well site services. Information for these two segments, which represent the combined results of Oil States, HWC and PTI using reorganization accounting, is presented below.

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Revenues
  Offshore Products........................................  $114.6   $154.3   $230.0
  Well Site Services.......................................   189.9    112.8    129.0
                                                             ------   ------   ------
          Total............................................  $304.5   $267.1   $359.0
                                                             ======   ======   ======
Operating Income (Loss)
  Offshore Products........................................  $ 14.6   $ 17.5   $ 43.8
  Well Site Services.......................................    51.1     27.0     27.4
  Selling, General and Administrative Expense..............   (37.8)   (33.6)   (45.4)
                                                             ------   ------   ------
          Total............................................  $ 27.9   $ 10.9   $ 25.8
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

     Revenues. Revenues increased by $37.4 million, or 14.0%, to $304.5 million for the year ended December 31, 2000 from $267.1 million for the year ended December 31, 1999. Well site services revenues increased by $77.1 million, or 68.4%, partially offset by a decrease in offshore products revenues of $39.7 million, or 25.7%. Of the $77.1 million increase in well site services revenues, $41.5 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $16.0 million was generated from our hydraulic workover units, $9.9 million was generated from our drilling operations and $9.7 million was generated from our rental tool operations. The significant improvement in revenues from our remote site accommodations, catering and logistics services and modular building construction services was due to the strong level of Canadian drilling activity during the first and fourth quarters of 2000, which resulted in increased demand for our drilling camps and related catering services. The increased revenues in our hydraulic workover units and drilling rigs resulted from higher utilization during the period and contributions from the operation of various hydraulic workover assets that were acquired in the fourth quarter of 1999 and were not, therefore, in operation for the majority of 1999. The acquisitions contributed $8.3 million of the $16.0 million revenue increase in our hydraulic workover operations. The $9.7 million increase in our rental tool revenues was largely due to increases in activity levels and the acquisition of additional rental tool facilities on March 31, 1999. These revenue increases were partially offset by declines in our offshore products segment due to a significant downturn in construction related activity.

     Cost of Sales. Cost of sales increased by $17.7 million, or 8.9%, to $217.6 million for the year ended December 31, 2000 from $199.9 million for the year ended December 31, 1999. Cost of sales increased in our well site services segment by $51.2 million, but was partially offset by a decrease of $33.5 million in our offshore products segment. The changes from the 1999 period to the 2000 period were caused by the same factors influencing revenues. Our gross profit margin improved from 25.2% during the year ended December 31, 1999 to 28.5% during the year ended December 31, 2000 due to cost reductions in our offshore products segment made in response to the market downturn in offshore construction activity.

     Selling, General and Administrative Expenses. During the year ended December 31, 2000, selling, general and administrative expenses increased $4.2 million, or 12.5%, to $37.8 million compared to $33.6 million during the year ended December 31, 1999. Selling, general and administrative expenses in our well site services segment increased $6.9 million, or 50%, due to increased activity, acquisitions in late 1999 in our hydraulic workover business and certain nonrecurring charges totaling $.4 million in our remote site accommodation business. This increase was partially offset by a $2.7 million decrease in our offshore products segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity.

     Depreciation and Amortization. Depreciation and amortization totaled $21.3 million during the year ended December 31, 2000 compared to $20.3 million in the year ended December 31, 1999. The 4.9% increase was primarily related to asset acquisitions and capital expenditures made in our well site services segment during 1999.

     Operating Income. Our operating income equals revenues less cost of sales, selling, general and administrative expense, depreciation and amortization and other operating income (expense). Operating income is comprised of the operating income of each of our segments and the portion of selling, general and administrative expenses which are not allocated to the segments. Our operating income increased by $17.0 million to $27.9 million for the year ended December 31, 2000 from $10.9 million for the same period in 1999. Operating income from our well site services segment increased $24.2 million from $27.0 million for the year ended December 31, 1999 to $51.2 million for the same period in 2000. Operating income in our offshore products segment decreased $2.9 million from $17.5 million in 1999 to $14.6 million in 2000. Selling, general and administrative expense was $37.8 million in the year 2000 compared to $33.6 million incurred during the year 1999.

     Net Interest Expense. Net interest expense totaled $11.5 million during the year ended December 31, 2000 compared to $12.5 million during the year ended December 31, 1999. The $1.0 million decrease in net interest expense primarily related to a reduction in average debt balances outstanding in our offshore products segment with funds generated from asset sales.

     Income Tax (Expense) Benefit. Income tax expense totaled $10.8 million during the year ended December 31, 2000 compared to $4.7 million during the year ended December 31, 1999. The increase of $6.1 million was primarily due to the increase in pre-tax income. In both periods, the effective tax rate was adversely affected by losses incurred in our offshore products segment for which tax assets were not recorded. We did not record such tax assets because we could not determine that it was more likely than not that the deferred tax assets would be realized.

     Minority Interest. Minority interest expense totaled $4.2 million during the year ended December 31, 2000 compared to $0.6 million of income during the year ended December 31, 1999. The increase in expense was primarily due to increased profitability within our business segments, particularly well site services.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

     Revenues. Revenues decreased by $91.9 million, or 25.6%, to $267.1 million for the year ended December 31, 1999 from $359.0 million for the year ended December 31, 1998. Offshore products revenues decreased by $75.7 million, or 32.9%, and well site services revenues decreased by $16.2 million, or 12.6%. The decrease in our offshore products revenues resulted from an overall market downturn during 1999 and affected all of our offshore products business lines, including our connector products, marine construction activities and marine winches. The decrease in our well site services revenues was primarily due to lower demand for our remote accommodations, catering and logistics services.

     Cost of Sales. Cost of sales decreased by $64.8 million, or 24.5%, to $199.9 million for the year ended December 31, 1999 from $264.7 million for 1998. Cost of sales decreased by $51.9 million, or 29.0%, in our offshore products segment and by $12.9 million, or 15.0%, in our well site services segment. The changes in cost of sales were the same as the factors influencing revenues. Our gross profit margin decreased from 26.3% in 1998 to 25.2% in 1999 due to the reduction in activity over the period. Margins deteriorated in offshore products, but were offset somewhat by margin improvements in well site services, particularly in our accommodations, catering and logistics services.

     Selling, General and Administrative Expenses. During the year ended December 31, 1999, selling, general and administrative expenses decreased $11.8 million, or 26.0%, to $33.6 million compared to $45.4 million incurred during 1998. Selling, general and administrative expenses in our offshore products segment declined $9.7 million, or 32.3%, while expenses in our well site services segment declined

$2.1 million, or 13.8%. We reduced costs in all segments in response to the general industry downturn that occurred during 1999.

     Depreciation and Amortization. Depreciation and amortization totaled $20.3 million during 1999 compared to $18.2 million during 1998. The increase of $2.1 million, or 11.5%, was primarily related to an expansion of our well site services operations. We acquired our rental tool operations during May 1998 and expanded our operations through an acquisition in April 1999.

     Operating Income (Loss). Our operating income decreased by $14.9 million to $10.9 million during the year ended December 31, 1999 compared to $25.8 million for the same period in 1998. Operating income for our offshore products segment during 1999 decreased $26.3 million to $17.5 million from $43.8 million during 1998. Operating income for our well site services segment decreased $0.4 million during the same period. Selling, general and administrative expense was $33.6 million during 1999 compared to $45.4 million during 1998, a decrease of $11.8 million. Other expenses totaling $2.4 million during 1999 and $4.9 million during 1998 reduced operating income. Expenses of $2.4 million incurred during 1999 related to a loss on disposal of assets in our offshore products segment. Expenses of $4.9 million in 1998 related primarily to a $5.3 million write-down of an investment in our Chilean operations by our well site services segment. The Chilean assets consisted primarily of temporary living accommodations on short-term rental to various mining contractors in Chile. As a result of depressed copper prices, the majority of the projects were either delayed or cancelled by September 1998, and no other significant markets were available for these units. The fair value of the units was reassessed based on significantly reduced future cash flows, resulting in the $5.3 million write-down.

     Net Interest Expense. Net interest expense totaled $12.5 million during 1999 compared to $15.3 million during 1998. Of the $2.8 million decrease in net interest expense, $2.5 million resulted from a decrease in average debt balances outstanding in our offshore products segment due to the proceeds from asset sales being used to repay debt.

     Other Income and Expense. During 1999, $1.3 million of other expense was recorded in our offshore products segment related to the net loss on sale of two wholly owned subsidiaries and publicly traded securities of Smith International, Inc..

     Income Tax (Expense) Benefit. Income tax expense totaled $4.7 million during 1999 compared to $9.7 million during 1998. The $5.0 million decrease in income tax expense from 1998 to 1999 was primarily due to a reduction in pre-tax income over the period. During 1999, we recorded a $1.1 million tax provision on a pre-tax loss of $10.8 million incurred in our offshore products segment for which no net tax asset was recorded.

     Minority Interest. Minority interest totaled a credit of $0.6 million during 1999 compared to $3.0 million during 1998. The $2.4 million net change in minority interest was primarily due to an increase in income generated in our well site services segment during 1999 compared to 1998, which offset losses in our offshore products segment.

  Liquidity and Capital Resources

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our accommodation units, funding new product developments, and to repay current maturities of long-term debt and to fund general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and private capital investments.

     Cash was provided from operations during 2000, 1999 and 1998 in the amounts of $33.6 million, $5.2 million and $7.5 million, respectively. Cash provided by operations funded ongoing and increased needs for working capital over the period. During 2000, cash was provided from operations primarily due to operating income and working capital decreases in our well site services segment generated primarily by our activities in Canada.

     Capital expenditures were $21.4 million, $11.3 million and $36.1 million in 2000, 1999 and 1998, respectively. Capital expenditures during the three year period from 1998 to 2000 consisted principally of purchases of rental assets for our well site services segment, the purchase of offshore products equipment and the expansion of our offshore products facility in Houma, Louisiana. We expect to spend approximately $30 million during 2001 to upgrade our equipment and facilities and expand our product and service offerings. These capital expenditures are expected to be funded with operating cash flow and with borrowings under our $150 million credit facility discussed below.

     During 1999, we sold all of the operating assets of CE Distribution Services, Inc., CE Drilling Products, Inc., CE Mobile Equipment, Inc., and our 51.8% investment in CE Franklin. Accordingly, for the periods presented, the results of CE Distribution, CE Drilling, CE Mobile and CE Franklin are shown as discontinued operations. Proceeds from the sale of these discontinued operations was $102.4 million. In addition, the marketable securities acquired in connection with the sale of our investment in CE Franklin were sold for $24.4 million. Proceeds from these asset sales were applied to reduce outstanding bank debt.

     Net cash was used in investing activities in the amount of $22.4 million during 2000, primarily to fund capital expenditures and acquisitions. Net cash was provided by investing activities in the amount of $112.2 million during 1999, primarily as a result of the asset sales referred to above. Net cash was used in investing activities in the amount of $61.9 million during 1998 to fund capital expenditures and acquisitions.

     Net cash of $0.3 million was provided by financing activities in 2000. Net cash was used in financing activities in the amount of $116.1 million during 1999, primarily as a result of reductions in bank debt outstanding. Net cash was provided by financing activities in 1998 in the amount of $42.5 million. Cash raised during this period was used to fund capital expenditures and acquisitions.

     After completion of our initial public offering in February 2001, we repaid $47.8 million of subordinated debt and accrued interest of Oil States and Sooner that was outstanding at December 31, 2000. In addition, we redeemed a total of $21.8 million of preferred stock of Oil States that was outstanding at December 31, 2000. Concurrently with the closing of our initial public offering, we issued 4,275,555 shares of common stock to SCF in exchange for approximately $36.0 million of our indebtedness held by SCF in the SCF Exchange.

     Also concurrent with the closing of our initial public offering, we entered into a $150 million senior secured revolving credit facility in February 2001. Credit Suisse First Boston, New York branch, an affiliate of Credit Suisse First Boston Corporation, is the administrative agent, collateral agent, book manager and lead arranger. Credit Suisse First Boston Canada, an affiliate of Credit Suisse First Boston Corporation, is the Canadian administrative agent, collateral agent, book manager and lead arranger. Up to $45.0 million of the new credit facility is available in the form of loans denominated in Canadian dollars and may be made to our principal Canadian operating subsidiaries. This new credit facility replaced our existing credit facilities. The facility matures on February 14, 2004, unless extended for up to two additional one year periods with the consent of the lenders. Amounts borrowed under this new facility bear interest, at our election, at either:

     - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.5% to 2.5%; or

     - an alternate base rate equal to the higher of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime
       Rate) plus a margin ranging from 0.5% to 1.5%, depending upon the ratio of total debt to EBITDA (as defined in the new credit facility).

     We will pay commitment fees ranging from 0.25% to 0.5% per year on the undrawn portion of the facility, also depending upon the ratio of total debt to EBITDA.

     Subject to exceptions, commitments under our new credit facility will be permanently reduced, and loans prepaid, by an amount equal to 100% of the net cash proceeds of all non-ordinary course asset sales and the issuance of additional debt and by 50% of the issuance of equity securities. Mandatory commitment reductions will be allocated pro rata based on amounts outstanding under the U.S. dollar denominated facility and the Canadian dollar denominated facility. In addition, voluntary reductions in commitments will be permitted.

     Our new credit facility is guaranteed by all of our active domestic subsidiaries and, in some cases, our Canadian and other foreign subsidiaries. Our credit facility is secured by a first priority lien on all our inventory, accounts receivable and other material tangible and intangible assets, as well as those of our active subsidiaries. However, no more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

     Our new credit facility contains negative covenants that will restrict our ability to:

     - incur additional indebtedness;

     - prepay, redeem and repurchase outstanding indebtedness, other than loans under the new credit facility;

     - pay dividends;

     - repurchase and redeem capital stock;

     - sell assets other than in the ordinary course of business;

     - make liens;

     - engage in sale-leaseback transactions;

     - make specified loans and investments;

     - make acquisitions;

     - enter into mergers, consolidations and similar transactions;

     - enter into hedging arrangements;

     - enter into transactions with affiliates;

     - change the businesses we and our subsidiaries conduct; and

     - amend debt and other material agreements.

     In addition, our new credit facility will require us to maintain:

     - a ratio of EBITDA to interest expense of not less than 3.0 to 1.0;

     - a level of consolidated net tangible assets of not less than $120 million plus 50% of each quarter's consolidated net income (but not loss);

     - a maximum ratio of total debt to EBITDA of not greater than 3.5 to 1.0;
       and

     - a maximum ratio of total senior debt to EBITDA of not greater than 3.0 to 1.0.

     Under our new credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit Credit Suisse First Boston to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

     As of March 23, 2001, we had $109.1 million outstanding under this facility and an additional $3.9 million of outstanding letters of credit leaving $37.0 million available to be drawn under the facility.

     After giving effect to the initial public offering, the application of the net proceeds to us, the SCF Exchange and the repayment of subordinated debt since December 31, 2000, we have an aggregate of approximately $11.9 million of subordinated debt outstanding following the initial public offering. This subordinated debt will become due and payable at various times over the period from June 2001 to November 2005.

     We believe that the proceeds of the initial public offering, cash from operations, and available borrowings under our new credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

  Tax Matters

     For the year ended December 31, 2000, we had deferred tax assets, net of deferred tax liabilities, of approximately $29 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $122 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over the period through 2018. Our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. However, approximately $55 million of NOLs are available for use currently if sufficient income is generated. We anticipate that the Combination will enable us to use a portion of our NOLs that have previously been reserved with a valuation allowance.

  Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance; however, SFAS No. 133 cannot be applied retroactively. We have adopted SFAS No. 133 effective January 1, 2001, and we believe that SFAS No. 133 will not have a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     Currently, we have floating rate obligations totaling approximately $110.6 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2000 levels, our combined interest expense would increase by a total of approximately $92,000 per month.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of December 31, 2000, we had Canadian dollar-denominated debt totaling approximately $25 million.

     We had not hedged any foreign currency exposure as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The combined, pro forma combined and consolidated financial statements and supplementary data of the Company appear on pages 51 through 125 hereof and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 17 of Notes to Combined Financial Statements, which is incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements of Oil States as of December 31, 1998 and 1999 and for the three years ended December 31, 1999 were audited by Arthur Andersen LLP. In connection with the Combination and following discussions with two accounting firms, we engaged Ernst & Young LLP in May 2000 to audit our consolidated financial statements in the future. Accordingly, Oil States' engagement of Arthur Andersen LLP was terminated in May 2000. The reports of Arthur Andersen LLP for the fiscal year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The report of Arthur Anderson LLP for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles. This report contains an explanatory paragraph related to an uncertainty. Further, for this period and the five month period ended May 31, 2000, there were no disagreements over accounting principles, nor were any material weaknesses in internal control reported. The engagement of Ernst & Young LLP and the termination of Arthur Andersen LLP have been approved by our board of directors. Ernst & Young LLP was not consulted on any matters involving accounting principles of Oil States during the two year period ended December 31, 1999 or the five-month period ended May 31, 2000. Ernst & Young LLP has audited the consolidated financial statements of Sooner Inc. as of and for the two years in the period ended June 30, 2000 and of Sooner Pipe & Supply Corporation as of July 2, 1998 and for the period from August 1, 1997 to July 2, 1998. Ernst & Young has audited the consolidated financial statements of HWC Energy Services as of December 31, 2000 and for each of the three years in the period then ended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Executive Officers and Directors

     The following table provides information regarding our executive officers and directors as of March 23, 2001:

NAME                                   AGE                     POSITION(S)
----                                   ---                     -----------
L.E. Simmons.........................  54    Chairman of the Board
Douglas E. Swanson...................  62    Director, President and Chief Executive Officer
Cindy B. Taylor......................  39    Senior Vice President -- Chief Financial
                                             Officer and Treasurer
Robert W. Hampton....................  49    Vice President -- Finance and Accounting and
                                               Secretary
Michael R. Chaddick..................  53    Vice President -- Tubular Services
Christopher E. Cragg.................  39    Vice President -- Tubular Services
Howard Hughes........................  58    Vice President -- Offshore Products
Sandy Slator.........................  56    Vice President -- Well Site Services
Jay Trahan...........................  54    Vice President -- Well Site Services
Martin Lambert.......................  45    Director
Mark G. Papa.........................  54    Director
Gary L. Rosenthal....................  51    Director
Andrew L. Waite......................  40    Director
Stephen A. Wells.....................  57    Director

     We describe briefly below the business experience of our executive officers and directors.

     L.E. Simmons is Chairman of the Board of our company. Mr. Simmons is the founder, Chairman of the Board and President of L.E. Simmons & Associates, Incorporated, a private equity fund manager and the ultimate general partner of SCF. Mr. Simmons has held these positions since 1989. Prior to founding L.E. Simmons & Associates, Incorporated, he co-founded Simmons & Company International, an investment bank that specializes in the energy industry. Mr. Simmons also serves as a director of Varco International, Inc., an oilfield services and equipment company, Zions Bancorporation, a commercial banking company, and Simmons Media Group, a media and entertainment company. He received a M.B.A. from the Harvard University Graduate School of Business Administration.

     Douglas E. Swanson is a director of our company and has served as President and Chief Executive Officer since January 2000. From August 1999 to January 2000, Mr. Swanson pursued personal interests. From January 1992 to August 1999, Mr. Swanson served as Chairman of the Board and Chief Executive Officer of Cliffs Drilling Company, a contract drilling company. He currently serves as a director of Varco International, Inc., an oilfield services and equipment company. He holds a degree from Cornell College and is a Certified Public Accountant.

     Cindy B. Taylor is Senior Vice President -- Chief Financial Officer and Treasurer of our company. She has held this position since May 2000. From August 1999 to May 2000, Mrs. Taylor was the Chief Financial Officer of L.E. Simmons & Associates, Incorporated. Mrs. Taylor served as the Vice President -- Controller of Cliffs Drilling Company from July 1992 to August 1999 and as a senior manager with Ernst & Young, LLP, a public accounting firm, from January 1984 to July 1992. She received a B.B.A. from Texas A&M University and is a Certified Public Accountant.

     Robert W. Hampton was appointed Vice President -- Finance and Accounting and Secretary of our company in February 2001. Mr. Hampton is Vice President and Chief Financial Officer of HWC, a position he has held since February 1998. Mr. Hampton joined HWC from Tidewater Inc., an offshore service vessel operator, where he was based in Aberdeen and was Area Manager for the North Sea Operations from March 1996 to February 1998. He served as Vice President, Treasurer and Chief Financial Officer of Hornbeck Offshore, an offshore service vessel operator, from 1990 to March 1996, when it was acquired by Tidewater. Mr. Hampton worked at Price Waterhouse, a public accounting firm, from 1973 to 1986. Mr. Hampton is a Certified Public Accountant and received his B.S. degree from the Pennsylvania State University.

     Michael R. Chaddick was appointed Vice President -- Tubular Services of our company February 2001. Mr. Chaddick is Executive Vice President -- Chief Operating Officer of Sooner, a position he has held since June 1999. From May 1992 to June 1999, he served as President of the Wilson Supply Company Division of Wilson Industries, Inc., a general oilfield supplies distributor. He served as Vice President -- Tubular Services for Wilson from February 1982 until May 1992 and was the General Manager of Tubular Services from November 1980 until February 1982. Prior to joining Wilson, Mr. Chaddick spent 11 years with U.S. Steel, a steel manufacturer, in various sales and management capacities. He received a B.B.A. degree from the University of Texas at Arlington.

     Christopher E. Cragg was appointed Vice President -- Tubular Services of our company in February 2001. Mr. Cragg is Executive Vice President -- Chief Financial Officer of Sooner, a position he has held since December 1999. From June 1999 to December 1999, Mr. Cragg pursued personal interests. From April 1994 to June 1999, he was Vice President and Controller of Ocean Energy, Inc., an independent oil and gas exploration and production company, and its predecessor companies. Mr. Cragg served as Manager -- Internal Audit with Cooper Industries, a manufacturer of diversified products, from April 1993 to April 1994 and as a senior manager with Price Waterhouse, a public accounting firm, from August 1983 to April 1993. He received a B.B.A. degree from Southwestern University and is a Certified Public Accountant.

     Howard Hughes was appointed Vice President -- Offshore Products of our company in February 2001. Mr. Hughes is President of Oil States, a position he has held since September 1989. Prior to that, Mr. Hughes served in various managerial and executive positions with Oil States since April 1976. He holds a B.S. degree from the University of Houston.

     Sandy Slator was appointed Vice President -- Well Site Services of our company in February 2001. Mr. Slator joined PTI in November 1999 and has served as its President and Chief Executive Officer since January 2000. From February 1999 to November 1999, Mr. Slator was a founding partner of River View Venture Partners, an Edmonton-based venture capital group. From March 1998 to January 1999, Mr. Slator was an associate of Lambridge Capital Partners, an Edmonton-based investment banking group. From May 1996 to March 1998, Mr. Slator participated in a number of community-related volunteer activities. During that time, Mr. Slator was also a founding partner of NetCovergence, Inc., a private technology related company that was sold in the spring of 2000. From 1989 to April 1996, Mr. Slator served as President and Chief Executive Officer of Vencap Equities Alberta Ltd., a publicly traded venture capital company. Mr. Slator served on the board of PTI from 1984 until 1994.

     Jay Trahan was appointed Vice President -- Well Site Services of our company in February 2001. Mr. Trahan is President and Chief Executive Officer of HWC, a position he has held since January 1998. He has 30 years of experience in the oil and gas industry. From 1996 to January 1998, Mr. Trahan served as President of Baker Hughes Solutions; from 1993 to 1996, he served as President of Baker Hughes Inteq; from 1990 to 1993, he served as President of Baker Sand Control; and from 1988 to 1990 he served as Vice President of Worldwide Operations for Baker Sand Control. Baker Hughes Solutions, Baker Hughes Inteq and Baker Sand Control are divisions of Baker Hughes Incorporated, a diversified oilfield services company.

     Martin Lambert became a director of our company in February 2001. Mr. Lambert has been a partner in the Canadian law firm Bennett Jones LLP since 1987 and served as its Chief Executive Officer from May, 1996 to January, 2000. Mr. Lambert joined Bennett Jones LLP in 1979. He currently serves as a director of IPEC, Ltd., a pipeline construction and production equipment and services company, and Zed.i Solutions Inc., a technology company providing intelligent wireless remote access for asset monitoring in the oil, natural gas and pipeline industries. He has a L.L.B. degree from the University of Alberta.

     Mark G. Papa became a director of our company in February 2001. Mr. Papa has served as Chairman of the Board and Chief Executive Officer of EOG Resources, Inc., an oil and gas exploration and production company, since August 1999. From February 1994 to August 1999, he held a number of management positions with EOG Resources, Inc. He has a petroleum engineering degree from the University of Pittsburgh and a M.B.A. degree from the University of Houston.

     Gary L. Rosenthal became a director of our company in February 2001. Mr. Rosenthal is co-founder and President of Heaney Rosenthal Inc., a private investment company, a position he has held since October 1994. Since September 2000, he has served as President of AXIA Incorporated, a diversified manufacturing company. From July 1998 to September 2000, he also served as Chairman of the Board and Chief Executive Officer of AXIA Incorporated. He currently serves as a director of Diamond Products International, Inc., a drilling bit manufacturer, and Texas Petrochemical Holdings, Inc., a chemicals manufacturer and distributor. He holds J.D. and A.B. degrees from Harvard University.

     Andrew L. Waite has been a director of our company since April 1997. Mr. Waite is a Managing Director of L.E. Simmons & Associates, Incorporated and has been an officer of that company since October 1995. He was previously Vice President of Simmons & Company International, where he served from August 1993 to September 1995. From 1984 to 1991, Mr. Waite held a number of engineering and management positions with the Royal Dutch/Shell Group, an integrated energy company. He currently serves as a director of WorldOil.com Inc., an online oilfield services portal, Canyon Offshore, Inc., a provider of remotely operated vehicle services, and Hornbeck Leevac Marine Services, Inc., an operator of offshore supply vessels and other marine assets. He received a M.B.A. from the Harvard University Graduate School of Business Administration and a M.S. degree from the California Institute of Technology.

     Stephen A. Wells has been a director of our company since April 1997. Mr. Wells is the president of Wells Resources, Inc., a privately owned oil, gas and ranching company, and has served in that position since 1983. From April 1999 to October 1999, Mr. Wells served as a director and Chief Executive Officer of Avista Resources, Inc., an oil recycling technology company. From October 1993 to February 1996, he was a director and Chief Executive Officer of Coastwide Energy Services, Inc., a Gulf Coast marine terminal operator. From March 1992 to September 1994, he was a director and Chief Executive Officer of Grasso Corporation, an oil and gas production management services company. Mr. Wells currently is a director of Pogo Producing Company, an oil and gas exploration and production company, the Chairman of the Board of GRT Inc., a hydrocarbon research and technology company, and a director of DFB Pharmaceuticals, Inc., a pharmaceuticals and health care products manufacturer.

  Classified Board

     Our board of directors is divided into three classes. The directors serve staggered three-year terms. Terms of the Class I directors will expire at the annual meeting of stockholders to be held in 2002. The terms of the directors of the other two classes will expire at the annual meetings of stockholders to be held in 2003 (Class II) and 2004 (Class III). At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed that class of directors whose terms are expiring. The directors so elected may be removed only for cause. The classification of directors is currently as follows:

     - Class I -- Mr. Simmons and Mr. Swanson;

     - Class II -- Mr. Rosenthal and Mr. Waite;

     - Class III -- Mr. Papa, Mr. Wells and Mr. Lambert.

     Our certificate of incorporation does not provide for the cumulative voting of shares in the election of directors. Because SCF owns a majority of the outstanding shares of our common stock, SCF will have the power to elect all of the directors standing for election at each annual meeting of stockholders.

  Committees of the Board of Directors

     Our board of directors has established an audit committee and a compensation committee.

     The functions of the audit committee are to:

     - recommend annually to our board of directors the appointment of our independent auditors;

     - discuss and review in advance the scope and the fees of our annual audit and review the results of the annual audit with our independent auditors;

     - review and approve non-audit services of our independent auditors;

     - review the adequacy of and compliance with our major accounting and financial reporting policies;

     - review our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices; and

     - review our risk management policies and activities.

The audit committee consists solely of independent directors.

     The functions of the compensation committee are to review and approve:

     - annual salaries;

     - bonuses;

     - grants of restricted stock and stock options under our 2001 Equity Participation Plan and other stock incentive plans adopted from time to time for all executive officers and key members of our management staff; and

     - the terms and conditions of all employee benefit plans or changes to these plans.

The compensation committee consists solely of non-employee directors.

  Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all
Section 16(a) forms they file. During fiscal year 2000, none of our equity securities were registered under Section 12 of the Exchange Act, therefore, none of our officers, directors or holders of more than ten percent of our equity securities were required to file reports of ownership under Section 16(a) of the Exchange Act with respect to the ownership of our equity securities.

ITEM 11. EXECUTIVE COMPENSATION

  Summary Compensation Table

     The following table presents information regarding the compensation of our Chief Executive Officer and our four other most highly compensated executive officers during 2000. These five persons are collectively referred to in this Annual Report on Form 10-K as the "named executive officers."

                                                     ANNUAL COMPENSATION
                                                     -------------------    ALL OTHER
NAME AND PRINCIPAL POSITION                           SALARY    BONUS(1)   COMPENSATION
---------------------------                          --------   --------   ------------
Douglas E. Swanson(2)..............................  $225,481   $250,000          --
  President and Chief Executive Officer
Cindy B. Taylor(3).................................  $100,000   $ 70,000          --
  Senior Vice President -- Chief Financial Officer
     and Treasurer
Howard Hughes......................................  $225,000   $ 45,000     $12,665(4)
  Vice President -- Offshore Products
Jay Trahan.........................................  $200,000    156,250       3,000(4)
  Vice President -- Well Site Services
Michael R. Chaddick................................  $159,600   $ 44,996          --
  Vice President -- Tubular Services

---------------

(1) Amounts reflect bonuses paid in March 2001 with respect to 2000 other than $36,100 of Mr. Chaddick's bonus which was paid in 2000 with respect to the six months ended June 30, 2000.

(2) Mr. Swanson joined our company in January 2000.

(3) Ms. Taylor joined our company in May 2000.

(4) Reflects payments made to the Oil States and HWC 401(k) plans on behalf of Messrs. Hughes and Trahan, respectively, to fund base retirement contributions, 401(k) matching contributions and discretionary profit sharing contributions.

  2001 Equity Participation Plan

     We have adopted an Equity Participation Plan. The plan provides for the grant of any combination of:

     - stock options, which include both incentive stock options and nonqualified stock options;

     - restricted stock;

     - performance awards;

     - dividend equivalents;

     - deferred stock; and

     - stock payments.

The purpose of the plan is to strengthen our ability to attract, motivate and retain directors and employees. The principal features of the plan are described below.

     Reservation of Shares. We have reserved 3,700,000 shares of common stock for issuance under the plan. The shares available under the plan may be either previously unissued shares or treasury shares. In the event of stock splits, reorganizations, recapitalizations or other specified corporate transactions affecting us or our common stock, proportionate adjustments may be made to the number of shares available for grant under the plan, the applicable maximum share limitations under the plan, and the number of shares and prices under outstanding awards at the time of the event. If any portion of an award expires, lapses or is canceled without being fully exercised, the shares which were subject to the unexercised portion of the award will continue to be available for issuance under the plan. The maximum number of shares which may be subject to options, restricted stock or deferred stock granted under the plan to any individual in any calendar year is 400,000. The maximum value of any performance awards which may be granted under the plan to any individual in any calendar year is $2,500,000. As of December 31, 2000, giving effect to the Combination, options to purchase 1,211,920 shares at a weighted average exercise price of $7.34 per share were outstanding. In connection with our initial public offering, we granted under the plan additional options to purchase an aggregate of 845,000 shares at an exercise price of $9.00 and 100,000 shares of restricted stock.

     Administration. The plan is administered by the compensation committee. Subject to limitations, the compensation committee has the authority to determine:

     - the persons to whom awards are granted,

     - the types of awards to be granted,

     - the time at which awards will be granted,

     - the number of shares, units or other rights subject to each award,

     - the exercise, base or purchase price of an award, if any,

     - the time or times at which the award will become vested, exercisable or payable, and

     - the duration of the award.

The compensation committee also has the power to interpret the plan and make factual determinations and may provide for the acceleration of the vesting or exercise period of an award at any time prior to its termination or upon the occurrence of specified events.

     Change of Control. Unless otherwise provided in a particular award agreement, in the event of a "change of control," as defined in the plan:

     - all outstanding awards automatically will become fully vested immediately prior to the change of control, or at an earlier time set by the committee;

     - all restrictions, if any, with respect to all outstanding awards will lapse; and

     - all performance criteria, if any, with respect to all outstanding awards will be deemed to have been met at their target level.

     Amendment. Stockholder approval is required to amend the plan to increase the number of shares as to which awards may be granted, except for adjustments resulting from stock splits and the like. The compensation committee can amend, modify, suspend or terminate the plan in all other respects, unless the action would otherwise require stockholder approval. Amendments of the plan will not, without the consent of the participant, materially affect a participant's rights under an award previously granted, unless the award itself otherwise expressly so provides. The plan expires in 2011.

  Deferred Compensation Plan

     We have adopted a nonqualified deferred compensation plan that will permit our directors and selected key employees to elect to defer all or a part of their cash compensation from us until the termination of their status as a director or employee. The plan is administered by the compensation committee. Our directors are eligible to participate in the plan, and we expect that all of our officers will be eligible to participate. Participating employees are eligible to receive from us a matching deferral under the nonqualified deferred compensation plan that will compensate them for contributions they could not receive from us under our 401(k) plan due to the various limits imposed on 401(k) plans by the U.S. federal income tax laws.

     Participants in our nonqualified deferred compensation plan are able to invest contributions made to the nonqualified deferred compensation plan in investment funds selected by the compensation committee. We plan to establish a grantor trust to hold the amounts deferred under the plan by our officers and directors. All amounts deferred under the plan will remain subject to the claims of our creditors.

     Each participant will receive, at the participant's election, a lump sum distribution or installment payments only upon termination of the participant's service with us and our affiliates. The compensation committee may, however, approve in-service withdrawals by participants to cover an unforeseen financial emergency of the participant.

  Change of Control Severance Plan

     We have also adopted a change of control severance plan for selected key management employees. Under the terms of this plan, if a qualified termination occurs during the 12-month period following a change of control, specified key management employees, other than our named executive officers, will be entitled to receive a lump sum payment equal to a multiple ranging from one-half to two times their respective annual base salaries and corresponding portions of their target annual bonus amount. In addition, the terminated key management employees are entitled to health benefits and outplacement services. No key management employee are entitled to severance benefits under this plan following a change of control if the employee is offered comparable employment with the acquiring entity. To receive benefits under this plan, the terminated key management employees are required to execute a release of certain employment-related claims against us.

  Aggregated Option Exercises in 2000 and Fiscal Year-End Option Values

     The following table contains information concerning stock options held by the named executive officers as of December 31, 2000, giving effect to the Combination. No stock options were exercised in 2000 by any named executive officer.

                       OPTION VALUES AT DECEMBER 31, 2000

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                OPTIONS (NUMBER OF SHARES)      IN-THE-MONEY OPTIONS(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Douglas E. Swanson............................         --             --             --             --
Cindy B. Taylor...............................         --             --             --             --
Howard Hughes.................................     37,634          4,584       $ 65,203             --
Jay Trahan....................................    104,012        104,012        336,104       $336,104
Michael R. Chaddick...........................     39,712         66,186        132,405        220,673

---------------

(1) The values of each unexercised in-the-money stock option is calculated as the product of (a) the number of options and (b) the difference between the initial public offering price of $9.00 per share and the exercise price of the stock option.

  Director Compensation

     Directors who are also our employees do not receive a retainer or fees for service on our board of directors or any committees. Directors who are not employees receive an annual fee of $15,000 and fees of $1,500 for attendance at each meeting of our board of directors, $1,000 for each committee meeting attended in person and $500 for each committee meeting attended telephonically. In addition, each non-employee director who serves as committee chairman receives an annual fee of $10,000 for each committee on which he serves as chairman. Directors who are not employees receive options to purchase 5,000 shares of our common stock upon election to the board of directors and our non-employee directors who continue on the board of directors receive additional options to purchase 5,000 shares at each annual meeting after which they continue to serve. These options were or will be granted under the 2001 Equity Participation Plan, will vest in four annual installments and will expire ten years from the date of grant. In the event of a change in control, the options will vest in accordance with the plan. The exercise price of these options is the fair market value at the date of grant. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or committees and for other reasonable expenses related to the performance of their duties as directors.

  Employment Contracts

     As of February 2001, we have entered into separate executive agreements with each of the named executive officers other than Mr. Trahan, who had a preexisting employment agreement with one of our subsidiaries. These agreements provide protection in the event of a qualified termination, which is defined as an involuntary termination of the executive officer by us other than for cause or a voluntary termination by the executive for good reason. If the qualified termination occurs during the 24-month period following a change of control, the agreements will provide for a lump sum payment to the executive officer based on the executive officer's base salary and target annual bonus amount. In addition, in that circumstance, the agreements provide that all restricted stock awards will become vested, that all restrictions on such awards will lapse and that outstanding stock options will vest and, except for incentive stock options granted prior to the completion of the initial public offering, remain exercisable for the remainder of their terms. The executive officer is also entitled to health benefits, vesting of all deferred compensation amounts, outplacement services and to be made whole for any excise taxes incurred with respect to severance payments that are excess parachute payments under the Internal Revenue Code. If a qualified termination occurs other than during the 24-month period following a change of control, the executive agreements provide for payments based on the executive officer's base salary and target annual bonus amount.

     The executive agreements have an initial term of three years and will be extended automatically for one additional day on a daily basis for a maximum additional period of three years, unless notice of non-extension is given, in which case the agreement will terminate on the third anniversary of the date notice is given. To receive benefits under the executive agreement, the executive officer is required to execute a release of certain employment-related claims against us. The terms of the executive agreements are summarized below.

     Douglas E. Swanson. Under the terms of Mr. Swanson's executive agreement, he is entitled to receive a lump sum payment equal to three times his base salary and target annual bonus amount if a qualified termination occurs during the 24-month period following a change of control. If a qualified termination occurs other than during the 24-month period following a change of control, Mr. Swanson is entitled to receive a lump sum payment equal to two times his base salary and target annual bonus amount. In addition, we awarded Mr. Swanson restricted stock with a value of approximately $900,000 in connection with the closing of our initial public offering in February 2001. This restricted stock award vests in three equal installments on each of the first three anniversaries of the effective date of the restricted stock agreement. In addition, the entire restricted stock award will vest if there is a change in control of our company or if Mr. Swanson's employment is terminated for a reason that entitles him to receive benefits under any of our long term disability plans.

     Cindy B. Taylor. Under the terms of Ms. Taylor's executive agreement, she is entitled to receive a lump sum payment equal to two and a half times her base salary and target annual bonus amount if a qualified termination occurs during the 24-month period following a change of control. If a qualified termination occurs other than during the 24-month period following a change of control, Ms. Taylor is entitled to receive a lump sum payment equal to one and a half times her base salary and target annual bonus amount.

     Howard Hughes and Michael Chaddick. Under the terms of the executive agreements with Messrs. Hughes and Chaddick, each is entitled to receive a lump sum payment equal to two times his base salary and target annual bonus amount if a qualified termination occurs during the 24-month period following a change of control. If a qualified termination occurs other than during the 24-month period following a change of control, the executive officer is entitled to receive a lump sum payment equal to his base salary and target annual bonus amount.

     Jay Trahan. Mr. Trahan has a compensation agreement with HWC, a subsidiary of Oil States. Mr. Trahan, as President and Chief Executive Officer of HWC, is entitled to an annual salary of $200,000, plus a bonus of up to 100% of his salary based on HWC's performance. Mr. Trahan is entitled to receive a payment equal to one year's salary, plus a bonus equal to one-half of such salary, upon a termination of his employment with HWC without cause. Upon a termination of his employment due to a sale or a change of control of HWC resulting in a substantial reduction in Mr. Trahan's responsibilities, he is entitled to receive a payment equal to two times his salary, plus a bonus equal to one-half of such salary, as well as a continuation of medical benefits for a two-year period following such sale or change of control. No further compensation is payable upon termination of Mr. Trahan's employment for cause.

  Compensation Committee Interlocks and Insider Participation

     Our compensation committee consists of Messrs. Rosenthal, Papa and Simmons, each of whom is a non-employee director. There were no compensation committee interlock relationships or insider participation in compensation arrangements for the year ended December 31, 2000.

     See "Certain Relationships and Related Transactions" for information regarding certain transactions between Oil States and Mr. Simmons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 23, 2001, information regarding shares beneficially owned by:

     - each person who we know to be the beneficial owner of more than five percent of our outstanding shares of common stock;

     - each of the named executive officers;

     - each of our directors; and

     - all current directors and executive officers as a group.

     To our knowledge, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                               BENEFICIAL OWNERSHIP
                                                              -----------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                        SHARES     PERCENTAGE
----------------------------------------                      ----------   ----------
SCF-III, L.P(2).............................................  21,825,275      45.2%
  600 Travis, Suite 6600
  Houston, Texas 77002
SCF-IV, L.P(2)..............................................   8,645,085      17.9%
  600 Travis, Suite 6600
  Houston, Texas 77002
L.E. Simmons................................................  30,470,460      63.1%
Douglas E. Swanson..........................................     100,000        --
Cindy B. Taylor.............................................          --        --
Michael R. Chaddick(3)......................................      39,712         *
Howard Hughes(3)............................................      75,484         *
Jay Trahan(3)...............................................     249,949         *
Martin Lambert..............................................          --        --
Mark G. Papa................................................       2,000        --
Gary L. Rosenthal(3)........................................      15,868         *
Andrew L. Waite(4)..........................................          --        --
Stephen A. Wells(3).........................................      18,679         *
All directors and executive officers as a group (14
  persons)(2)(3)(4).........................................  31,157,400      64.1%

---------------

 *  Less than one percent.

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Oil States International, Inc., Three Allen Center, 333 Clay Street, Suite 3460, Houston, Texas 77002.

(2) The shares indicated as being beneficially owned by Mr. Simmons, except for 100 shares, are owned directly by SCF-III, L.P. and SCF-IV, L.P. Mr. Simmons serves as Chairman of the Board and President of L.E. Simmons & Associates, Incorporated, the ultimate general partner of both SCF-III, L.P. and SCF-IV, L.P. As such, Mr. Simmons may be deemed to have voting and dispositive power over the shares owned by SCF-III, L.P. and SCF-IV, L.P.

(3) Includes shares that may be acquired within 60 days through the exercise of options to purchase shares of our common stock as follows: Messrs.
    Chaddick -- 39,712; Hughes -- 42,218; Trahan -- 156,017; Rosenthal -- 1,734;
    Wells -- 2,384 and other executive officers -- 121,049.

(4) Mr. Waite serves as Managing Director of L.E. Simmons & Associates, Incorporated, the ultimate general partner of both SCF-III, L.P. and SCF-IV, L.P. As such, Mr. Waite may be deemed to have voting and dispositive power over the shares beneficially owned by SCF-III, L.P. and SCF-IV, L.P. Mr. Waite disclaims beneficial ownership of the shares owned by SCF-III, L.P. and SCF-IV, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Offering by Selling Stockholders

     We paid the expenses of our selling stockholders in connection with the underwriters' over-allotment options in our recent initial public offering, other than the underwriting discounts, commissions and transfer taxes with respect to shares of stock sold by the selling stockholders and certain fees and expenses of any attorneys, accountants and other advisors separately retained by them.

  The Combination and the Initial Public Offering

     The Combination closed concurrently with the closing of our initial public offering in February 2001. The boards of directors of Oil States, HWC, Sooner and PTI approved the Combination on July 31, 2000, and the requisite number of shareholders of each of Oil States, HWC, Sooner and PTI consented to the Combination on or before August 9, 2000. Prior to the Combination, SCF owned a majority interest in each of Oil States, HWC, Sooner and PTI. In the Combination, subsidiaries of Oil States were merged into each of HWC and Sooner. Most of the current shareholders of HWC and Sooner, including SCF, received shares of Oil States common stock, and five non-accredited shareholders received cash. In addition, PTI merged into a Canadian subsidiary of Oil States. Two of the former PTI shareholders that were located in the United States, including SCF, received shares of Oil States common stock, and one non-accredited shareholder received cash. Most of the current PTI shareholders that were located in Canada received exchangeable shares of that Canadian subsidiary that are exchangeable for shares of our common stock. One Canadian shareholder of PTI who would have been entitled to receive 47,849 exchangeable shares exercised his right to dissent to the PTI exchangeable share transaction and therefore received cash. Following the closing of the Combination, the SCF Exchange and our initial public offering, none of HWC, Sooner or PTI or any of their shareholders have any obligations to indemnify us for losses that we suffer relating to the Combination. Following the closing of the Combination, the SCF Exchange and our initial public offering:

     - HWC, Sooner and PTI became our wholly owned subsidiaries;

     - the former shareholders of HWC, Sooner and PTI, other than those that received cash, hold shares of our common stock or shares of one of our Canadian subsidiaries exchangeable for shares of our common stock; and

     - SCF holds approximately 63.1% of our outstanding common stock.

Prior to the Combination, SCF owned 7,657,326 shares of Oil States common stock, or 84.6% of the outstanding shares, after taking into account a three-for-one reverse stock split. In addition, prior to the Combination, SCF owned:

     - 80.6% of the outstanding shares of HWC common stock;

     - 57.7% of the outstanding common shares of PTI; and

     - 81.7% of the outstanding shares of Sooner common stock.

     In the Combination, SCF received 18,537,479 additional shares in consideration of its ownership interests in HWC, PTI and Sooner. In the SCF Exchange, SCF received 4,275,555 additional shares in exchange for approximately $36.0 million of our indebtedness held by SCF. Following the Combination and the SCF Exchange, SCF holds a total of 30,470,360 shares, or 63.1% of the total shares outstanding after the Combination and our initial public offering on a fully diluted basis.

     L.E. Simmons, the chairman of our board of directors, is the chairman, president and sole shareholder of L.E. Simmons & Associates, Incorporated. L.E. Simmons & Associates, Incorporated is the general partner of SCF-II, L.P., which is the general partner of SCF-III, L.P. Prior to the Combination, SCF-III, L.P. owned a majority interest in each of Oil States, HWC and PTI. L.E. Simmons & Associates, Incorporated is also the general partner of SCF-IV, G.P., Limited Partnership, which is the general partner of SCF-IV, L.P. Prior to the Combination, SCF-IV, L.P. owned a majority interest in Sooner.

     L.E. Simmons and his brother, Matthew Simmons, co-founded Simmons & Company International, one of the underwriters of the initial public offering. In early 1993, L.E. Simmons sold substantially all of his economic interest in Simmons & Company International and currently holds only a 3.6% ownership position. L.E. Simmons does not currently serve Simmons & Company International as a director, officer, consultant or otherwise. Other than indirectly through this ownership position, L.E. Simmons did not receive any underwriting fees, advisory fees or other such compensation as a result of the initial public offering.

     The following table sets forth the shares of our common stock received in the Combination by SCF-III, L.P. and SCF-IV, L.P. for their ownership positions in HWC, Sooner and PTI:

                                                    SHARES RECEIVED IN THE COMBINATION
                                                   ------------------------------------
                                                      HWC         SOONER        PTI
                                                   ----------   ----------   ----------
SCF-III, L.P.....................................   6,397,753           --    5,659,650
SCF-IV, L.P......................................          --    6,480,076           --

Because of his ownership of L.E. Simmons & Associates, Incorporated, Mr. Simmons may be deemed to beneficially own such shares following the completion of the Combination. See Item 12 -- Security Ownership of Certain Beneficial Owners and Management. As a non-employee director, Mr. Simmons also received stock option awards to which all of our non-employee directors were entitled. See Item 11 -- Executive Compensation -- Director Compensation.

     In connection with the Combination and the initial public offering, indebtedness owed to certain related parties was prepaid. See Item 13 -- Certain Relationships and Related Transactions -- Transactions Before the Combination for a discussion of this indebtedness.

  Transactions Before the Combination

  TRANSACTIONS WITH OUR DIRECTORS AND OFFICERS

     L.E. Simmons, the Chairman of our board of directors, is also the majority owner, Chairman of the Board and President of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF, our majority shareholder. Andrew L. Waite, one of our directors, is also a Managing Director and an officer of L.E. Simmons & Associates, Incorporated. Cindy B. Taylor, our Chief Financial Officer, was previously the Chief Financial Officer of L.E. Simmons & Associates, Incorporated from August 1999 until May 2000. As a majority shareholder of each of Oil States, HWC, Sooner and PTI prior to the Combination, SCF has been involved in a number of transactions with each of these companies, as described further below.

  TRANSACTIONS WITH SIGNIFICANT SHAREHOLDERS

     Oil States. During 1997, Oil States entered into loan agreements for unsecured promissory notes totaling $24.8 million with EnSerCo, L.L.C., a limited liability company that is owned 50% by SCF. Oil States also paid commitment fees totaling $400,000 to EnSerCo during 1997. These notes, which were paid in full in March 1998, accrued interest at rates ranging from 10% to 12% per year.

     Effective December 31, 1997, Oil States acquired from SCF and other stockholders options to purchase from Oil States its common shares of CE Franklin, Ltd., a former majority-owned subsidiary of Oil States that was sold in 1999. Oil States issued 500,000 shares, before consideration of the proposed three-for-one reverse stock split, of its common stock, valued at $5.0 million, in exchange for these options. The aggregate consideration paid by SCF and the other stockholders in November 1995 for such options was $2.0 million. Oil States issued an additional 500,000 shares, before consideration of the proposed three-for-one reverse stock split, of its common stock to SCF and the other stockholders in March 2000 due to performance conditions specified in the transaction which were not attained.

     In August and December 1997, SCF acquired 2,001,550 shares, before consideration of the proposed three-for-one reverse stock split, of Oil States at a weighted average price of $7.94 per share through two rights offerings extended to all Oil States shareholders. In February and March 1998, SCF acquired 910,600 shares, before consideration of the proposed three-for-one reverse stock split, of Oil States common stock at a weighted average price of $10.00 per share through two rights offerings extended to all Oil States shareholders. In 2000, Oil States issued 3,642,400 shares, before consideration of the proposed three-for-one reverse stock split, of its common stock to SCF due to performance conditions specified in the 1998 rights offerings which were not attained.

     In December 1998, Oil States declared a $25.0 million dividend to the holders of Oil States common stock in the form of a subordinated note payable to SCF-III, L.P., acting as agent for such holders.

SCF-III, L.P. was entitled to approximately 85% of the payments made on such note. Interest accrued at the rate of 6% per year. Principal and interest were due on December 31, 2005. At December 31, 2000, the outstanding balance of the note, including principal and accrued interest, was approximately $28.0 million. This note was extinguished as a result of the SCF Exchange and the use of a portion of the proceeds from our initial public offering.

     L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF, has served as financial advisor to Oil States from time to time before the Combination. Oil States paid out-of-pocket expenses of approximately $83,000 in 2000, $118,000 in 1999 and $11,000 in 1998 to L.E. Simmons & Associates,
Incorporated. In addition, Oil States paid investment advisory fees of approximately $200,000 in 1997 to L.E. Simmons & Associates, Inc. in connection with Oil States' purchase of HydroTech Systems, Inc. We do not anticipate that we will continue to use these services following the initial public offering and the Combination.

     Between May 1996 and June 1997, Oil States issued three subordinated promissory notes, totaling $10.9 million, to entities affiliated with Hunting Oilfield Services (International), Ltd. in connection with the acquisition of assets. Prior to the Combination, an affiliate of Hunting Oilfield Services was the holder of greater than 5% of the common stock of Oil States. Of the total of $10.9 million, $10.4 million was due on May 17, 2001, and the remaining $500,000 was due September 30, 2001. These notes accrued interest at rates of 7.75% in 1998, 8.25% in 1999, and 8.50% thereafter. Accrued interest was payable on March 31 of each year; however, interest payments on two of the notes totaling $10.5 million were only required to be made if specified cumulative EBITDA thresholds were met. Oil States did not meet such EBITDA thresholds for 1999. As of December 31, 2000, interest of $1.8 million had been accrued but not paid. Interest on these two notes did not accrue on any accrued interest that was not paid due to the failure to meet any such EBITDA threshold. All unpaid accrued interest was payable on the maturity date of the notes. We paid the entire balance of the notes with proceeds from our initial public offering in February 2001.

     In November 1997, Oil States issued 1,000,000 shares, before consideration of the proposed three-for-one reverse stock split, of its common stock to the Huntfield Trust Limited, an affiliate of Hunting Oilfield Services, in consideration for the purchase of 400 shares of the common stock of a wholly owned subsidiary which were issued to Huntfield in partial consideration for the purchase of assets from Huntfield in May 1996. In January 1998, Huntfield purchased an additional 44,900 shares, before consideration of the proposed three-for-one reverse stock split, of Oil States common stock at $10.00 per share pursuant to the November 1997 rights offering. In February and March 1998, Huntfield purchased 104,867 shares, before consideration of the proposed three-for-one reverse stock split, of Oil States common stock at a weighted average price of $10.00 per share through two rights offerings extended to all Oil States shareholders. In February 2000, Oil States issued 419,468 shares, before consideration of the proposed three-for-one reverse stock split, of its common stock to Huntfield due to performance conditions specified in the two rights offerings which were not attained.

     During 1999, Hunting Oilfield Services provided indemnification payments to Oil States in the amount of $1.8 million for a liability incurred in 1998 relating to assets sold to Oil States in 1996.

     During 1998, Oil States acquired assets from Sooner Pipe & Supply Corporation, the predecessor of Sooner and an entity under common control with Oil States, for $3.8 million. Oil States issued a promissory note in the amount of $2.0 million to Sooner Pipe & Supply in connection with the acquisition. In May 1999, Oil States sold all of its tubular assets to Sooner Pipe & Supply for $7.4 million in cash and $2.0 million of noncash consideration related to the cancellation of a promissory note.

     HWC. In November 1997, HWC issued 20,400 shares of its common stock to SCF for an aggregate purchase price of $20.4 million. HWC issued an additional 6,667 shares of common stock to SCF in May and June 1998 for an aggregate purchase price of $10.0 million.

     In April 1999, HWC issued 2,000 shares of its Series A Convertible Preferred Stock to SCF for an aggregate purchase price of $2.0 million. The preferred stock accrued dividends at an annual rate of 6.5%. SCF could convert the preferred stock, including accrued but unpaid dividends through June 30, 2000, at any time into shares of HWC common stock. In connection with the Combination, SCF converted the preferred stock, including accrued but unpaid dividends through June 30, 2000, into shares of HWC common stock, which were converted into 751,610 shares of Oil States common stock.

     In November 1999, HWC issued 2,650 shares of its Series B Convertible Preferred Stock to SCF for an aggregate purchase price of $2.7 million. The preferred stock accrued dividends at an annual rate of 6.5%. SCF could convert the preferred stock, including accrued but unpaid dividends through June 30, 2000, at any time into shares of HWC common stock. In connection with the Combination, SCF converted the preferred stock, including accrued but unpaid dividends through June 30, 2000, into shares of HWC common stock, which were converted into 954,010 shares of Oil States common stock.

     Sooner. In July 1998, Sooner issued to SCF a junior subordinated promissory note in the original principal amount of $15.1 million, 15,137 shares of common stock and 15,137 warrants to purchase common stock in return for $30.2 million from SCF. In May and June 1999, Sooner issued additional promissory notes to SCF in the aggregate principal amount of $6.3 million, 6,250 shares of common stock and 6,250 warrants to purchase common stock in return for $12.5 million from SCF. The notes were scheduled to mature on June 30, 2008 and accrued interest annually at the rate of 6%. As of December 31, 2000, the outstanding balance owed to SCF, including principal and accrued interest, was $24.4 million. These notes were extinguished as a result of the SCF Exchange and the use of a portion of the proceeds from our initial public offering.

     In 1998 and 1999, Sooner issued warrants to SCF to purchase shares of Sooner common stock. The warrants are exercisable into an aggregate of 21,387 shares of Sooner common stock at an exercise price of $1,000 per share, subject to adjustment upon the occurrence of specified events. In connection with the Combination, the SCF warrants were exchanged on a cashless basis for shares of Sooner common stock, which were converted into 2,705,363 shares of Oil States common stock.

     Other. In 1999, we sold all of the operating assets of CE Drilling and CE Mobile for aggregate consideration of $65.0 million. Simmons & Company International provided financial advisory services to us in connection with these transactions and received fees totaling $650,000.

  Registration Rights

     Former Shareholders of Oil States, HWC, Sooner and PTI. Upon completion of the initial public offering, we entered into an amended and restated registration rights agreement with SCF, other stockholders of Oil States and the former shareholders of HWC and Sooner that held registration rights with respect to their shares of common stock of these companies. This agreement gives SCF the right, on five occasions, to demand that we register all or any portion of their shares of our common stock for sale under the Securities Act. SCF may not make a demand prior to the expiration of the 180 day lock-up period following the completion of the initial public offering. The shares to be included in any demand registration by SCF must have an estimated aggregate gross offering price of at least $50.0 million. Despite a registration demand by SCF, we may delay filing of the registration statement to register its shares of our common stock for a maximum of 45 days from the date we receive the registration demand if:

     - at the time we receive the registration demand, we are engaged in confidential negotiations or other confidential business activities that we would be required to disclose in the registration statement and that we would not otherwise be required to disclose, and our board of directors determines in good faith that such disclosure would not be in our best interests or the best interests of our stockholders; or

     - prior to receiving the registration demand, our board of directors has determined to undertake a registered public offering of our securities and we have taken substantial steps and are proceeding with reasonable diligence to effect the offering.

In addition, SCF may not require us to file a registration statement within 180 days after the effectiveness of a registration statement related to a demand registration made by SCF. Further, if we propose to register any of our common stock under the Securities Act, except for shares of common stock issued in connection with acquisitions and benefits plans, or if SCF exercises a demand, the other holders of registration rights under the registration rights agreement will have the right to include their shares of common stock in the registration, subject to limitations. The registration rights agreement also gives the holders of the exchangeable shares of our Canadian subsidiary the right to register their shares of our common stock issuable upon the exchange of the exchangeable shares in the registration, subject to the same limitations.

     The agreement provides customary registration procedures. We have agreed to pay all costs and expenses, other than fees, discounts and commissions of underwriters, brokers and dealers and capital gains, income and transfer taxes, if any, related to the registration and sale of shares of our common stock by any holder of registration rights under the registration rights agreement in any registered offering. The rights of the holders of registration rights under the registration rights agreement are assignable under limited circumstances and terminate, other than the demand rights held by SCF, at any time when they and their affiliates own less than 2% of our outstanding common stock and are eligible to sell such common stock pursuant to Rule 144(k) under the Securities Act or, in the case of the former shareholders of PTI, when a registration statement for their benefit has been declared effective by the Securities and Exchange Commission. The demand rights held by SCF terminate on the tenth anniversary of the agreement.

     The registration rights agreement contains customary indemnification and contribution provisions by us for the benefit of the selling stockholders and any underwriters. Each selling stockholder has agreed to indemnify us and any underwriter solely with respect to information provided by the stockholder, with such indemnification being limited to the net proceeds from the offering received by the stockholder.

     Former Shareholders of PTI. We have agreed with the former shareholders of PTI that if any of our shares of common stock to be issued to them in exchange for the exchangeable shares of our Canadian subsidiary require us to take any action under any Canadian or United States law before those shares of common stock may be issued or in order that those shares of common stock may be freely traded after issuance, other than any restrictions on transfer by reason of a holder being a "control person" under Canadian law or an "affiliate" under United States law, we will, beginning after the first anniversary date of the closing of the initial public offering or earlier under limited circumstances, take all such actions as are necessary and permitted by law.

  Conflicts of Interest

     Generally, directors and officers have a fiduciary duty to manage their company in a manner beneficial to the company and its stockholders. Two of our directors, L.E. Simmons and Andrew L. Waite, are current directors or officers of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. An action beneficial to the general partner of SCF may be detrimental to our interests, which may create conflicts of interest. Although we have not adopted formal procedures to address actions by our board of directors when one or more directors have a conflict of interest, we anticipate that directors who have a conflict of interest in a matter would disclose to our other directors that there is a conflict. Depending on the facts and circumstances, our conflicted directors may or may not participate in discussions regarding the matter, and we anticipate that our conflicted directors would recuse themselves from voting on that matter. See Item 1 -- Business -- Risk Related to Oil States Operations.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements: Reference is made to the index set forth on page 51 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules: No schedules have been included herein because the information required to be submitted has been included in the Combined, Pro Forma Combined and Consolidated Financial Statements or the Notes thereto, or the required information is inapplicable.

          (3) Index of Exhibits: See Index of Exhibits, below, for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Index of Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1*           -- Amended and Restated Certificate of Incorporation
          3.2*           -- Amended and Restated Bylaws
          3.3*           -- Certificate of Designations of Special Preferred Voting
                            Stock of Oil States International, Inc.
          4.1            -- Form of common stock certificate (incorporated by
                            reference to Exhibit 4.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
          4.2*           -- Amended and Restated Registration Rights Agreement
         10.1            -- Combination Agreement dated as of July 31, 2000 by and
                            among Oil States International, Inc., HWC Energy
                            Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger
                            Sub-Sooner, Inc. and PTI Group Inc. (incorporated by
                            reference to Exhibit 10.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.2*           -- Plan of Arrangement of PTI Group Inc.
         10.3*           -- Support Agreement between Oil States International, Inc.
                            and PTI Holdco
         10.4*           -- Voting and Exchange Trust Agreement by and among Oil
                            States International, Inc., PTI Holdco and Montreal Trust
                            Company of Canada
         10.5*,**        -- 2001 Equity Participation Plan
         10.6**          -- Form of Deferred Compensation Plan (incorporated by
                            reference to Exhibit 10.6 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.7*,**        -- Annual Incentive Compensation Plan
         10.8*,**        -- Executive Agreement between Oil States International,
                            Inc. and Douglas E. Swanson
         10.9*,**        -- Executive Agreement between Oil States International,
                            Inc., and Cindy B. Taylor
         10.10**         -- Form of Executive Agreement between Oil States
                            International, Inc. and other Named Executive Officers
                            (Messrs. Hughes and Chaddick) (incorporated by reference
                            to Exhibit 10.10 of Oil States' Registration Statement
                            No. 333-43400 on Form S-1).
         10.11**         -- Form of Change of Control Severance Plan for Selected
                            Members of Management (incorporated by reference to
                            Exhibit 10.11 of Oil States' Registration Statement No.
                            333-43400 on Form S-1).
         10.12           -- Credit Agreement among Oil States International, Inc.,
                            PTI Group Inc., the Lenders named therein, Credit Suisse
                            First Boston, Credit Suisse First Boston Canada, Hibernia
                            National Bank and Royal Bank of Canada. (incorporated by
                            reference to Exhibit 10.12 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.13**         -- Form of Restricted Stock Agreement between Oil States
                            International, Inc. and Douglas E. Swanson (incorporated
                            by reference to Exhibit 10.13 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.14**         -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.14 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.15*,**       -- Compensation Letter Agreement between HWC Energy
                            Services, Inc. and Jay Trahan
         16.1            -- Letter Regarding Change in Certifying Accountant
                            (incorporated by reference to Exhibit 16.1 of Oil States'
                            Registration Statement No. 333-43400 on Form S-1).
         21.1            -- List of subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         24.1*           -- Powers of Attorney for Directors

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OIL STATES INTERNATIONAL, INC.

                                            By    /s/ DOUGLAS E. SWANSON
                                             -----------------------------------
                                                     Douglas E. Swanson
                                                        President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                    L.E. SIMMONS*                        Chairman of the Board
-----------------------------------------------------
                    L.E. Simmons

               /s/ DOUGLAS E. SWANSON                    Director, President and Chief Executive
-----------------------------------------------------      Officer (Principal Executive Officer)
                 Douglas E. Swanson

                 /s/ CINDY B. TAYLOR                     Senior Vice President, Chief Financial
-----------------------------------------------------      Officer and Treasurer (Principal Financial
                   Cindy B. Taylor                         Officer)

                /s/ ROBERT W. HAMPTON                    Vice President -- Finance and Accounting and
-----------------------------------------------------      Secretary (Principal Accounting Officer)
                  Robert W. Hampton

                   MARTIN LAMBERT*                       Director
-----------------------------------------------------
                   Martin Lambert

                    MARK G. PAPA*                        Director
-----------------------------------------------------
                    Mark G. Papa

                 GARY L. ROSENTHAL*                      Director
-----------------------------------------------------
                  Gary L. Rosenthal

                  ANDREW L. WAITE*                       Director
-----------------------------------------------------
                   Andrew L. Waite

                  STEPHEN A. WELLS*                      Director
-----------------------------------------------------
                  Stephen A. Wells

              *By: /s/ CINDY B. TAYLOR
  ------------------------------------------------
  Cindy B. Taylor, pursuant to a power of attorney
 filed as Exhibit 24.1 to this Annual Report on Form
                        10-K.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO COMBINED, PRO FORMA COMBINED AND
                          CONSOLIDATED FINANCIAL STATEMENTS

Oil States International, Inc.
  Unaudited Pro Forma Combined Balance Sheet at December 31,
     2000...................................................   54
  Unaudited Pro Forma Combined Statement of Operations for
     the Year Ended December 31, 2000.......................   55
  Unaudited Pro Forma Combined Statement of Operations for
     the Year Ended December 31, 1999.......................   56
  Notes to Unaudited Pro Forma Combined Financial
     Statements.............................................   57
Combined Oil States International, Inc. and Subsidiaries
  Reports of Independent Auditors
     Ernst and Young, LLP...................................   61
     PricewaterhouseCoopers LLP.............................   62
     Arthur Andersen LLP....................................   63
     PricewaterhouseCoopers LLP.............................   64
  Combined Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.......................   65
  Combined Balance Sheets at December 31, 2000 and 1999.....   66
  Combined Statements of Stockholders' Equity and
     Comprehensive Income (Loss) for the Years Ended
     December 31, 2000, 1999 and 1998.......................   67
  Combined Statements of Cash Flow for the Years Ended
     December 31, 2000, 1999 and 1998.......................   68
  Notes to the Combined Financial Statements................   69

FINANCIAL STATEMENTS OF BUSINESS ACQUIRED
  On February 14, 2001, Oil States International, Inc.
  acquired Sooner Inc. The following financial statements
  are provided in accordance with Rule 3-05 of Regulation
  S-X of the Securities and Exchange Commission.
Sooner Inc.
  Report of Independent Auditors............................   98
  Consolidated Balance Sheets at June 30, 2000 and 1999 and
     December 31, 2000......................................   99
  Consolidated Statements of Operations for the Years Ended
     June 30, 2000 and 1999 and the Six Month Periods Ended
     December 31, 2000 and 1999.............................  100
  Consolidated Statements of Stockholders' Equity for the
     Years Ended June 30, 2000 and 1999 and the Six Months
     Ended December 31, 2000................................  101
  Consolidated Statements of Cash Flows for the Years Ended
     June 30, 2000 and 1999 and the Six Month Periods Ended
     December 31, 2000 and 1999.............................  102
  Notes to Consolidated Financial Statements................  103
Sooner Pipe & Supply Corporation
  Report of Independent Auditors............................  114
  Consolidated Balance Sheet at July 2, 1998................  115
  Consolidated Statement of Operations for the Period from
     August 1, 1997 through July 2, 1998....................  116
  Consolidated Statement of Stockholders' Equity for the
     Period from August 1, 1997 through July 2, 1998........  117
  Consolidated Statement of Cash Flows for the Period from
     August 1, 1997 through July 2, 1998....................  118

               UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

     The following tables set forth unaudited pro forma combined financial information for Oil States International, Inc. (Oil States) giving effect to:

     - the combination of Oil States, HWC Energy Services, Inc. (HWC) and PTI Group Inc. (PTI) (collectively, the Controlled Group) as entities under the common control of SCF-III L.P. (SCF III), based upon reorganization accounting, which yields results similar to pooling of interest accounting, effective from the dates each of these entities became controlled by SCF III;

     - the conversion of the common stock held by the minority interests of each entity in the Controlled Group into shares of our common stock, based on the purchase method of accounting;

     - the conversion of all of the outstanding common stock of Sooner Inc. (Sooner) into shares of our common stock, based on the purchase method of accounting; and

     - the exchange of 4,275,555 shares of common stock for $36.0 million of debt of Sooner and Oil States; and

     - our sale of 10,000,000 shares of common stock (the Offering) and the application of the net proceeds to us as described in Note 4(a).

     The unaudited pro forma combined balance sheet as of December 31, 2000 was prepared based upon the historical combined financial statements of the Controlled Group and gives effect to:

     - our acquisition of minority interests of the Controlled Group;

     - our acquisition of Sooner;

     - the proposed three-for-one reverse stock split of Oil States common stock;

     - the exchange of shares of common stock for debt of Sooner and Oil States; and

     - our sale of shares in the Offering,

as if these transactions had occurred on December 31, 2000. The unaudited pro forma combined statements of operations for the years ended December 31, 2000 and 1999 were prepared based upon the historical combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

     - our acquisition of minority interests of the Controlled Group;

     - our acquisition of Sooner;

     - our exchange of shares of common stock for debt of Sooner and Oil States; and

     - our sale of shares in the Offering,

as if these transactions had occurred on January 1, 1999 and 2000, respectively.

     The pro forma adjustments represent management's preliminary determination of purchase accounting adjustments and are based upon available information and assumptions that management considers reasonable under the circumstances. We will update or obtain appraisals for major assets, where appropriate, and will evaluate the recorded amounts of liabilities on the closing date balance sheet. The purchase accounting allocation is expected to be finalized within one year of the closing date. Consequently, the amounts reflected in the unaudited pro forma combined financial information are subject to change. Management does not expect that differences between the preliminary and final purchase price allocation will have a material impact on the Oil States combined financial position or results of operations. In addition, the unaudited pro forma combined financial statements do not reflect any cost savings or other financial synergies which may be realized in the future as a result of these transactions.

     The unaudited pro forma combined financial statements do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future. The unaudited pro forma combined financial statements should be read in conjunction with the historical combined financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                         OIL STATES INTERNATIONAL, INC.

                        PRO FORMA COMBINED BALANCE SHEET
                              AT DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      PRO FORMA
                                         HISTORICAL         -------------------------------------------------------------
                                   ----------------------                   MINORITY
                                                                            INTEREST                          COMBINED,
                                                            SOONER INC.    ADJUSTMENTS     OFFERING          ACQUISITIONS
                                   COMBINED                 ADJUSTMENTS     (NOTES 1      ADJUSTMENTS            AND
                                    GROUP     SOONER INC.    (NOTE 2)        AND 3)        (NOTE 4)            OFFERING
                                   --------   -----------   -----------   -------------   -----------        ------------
Current assets
  Cash and cash equivalents......  $ 4,821     $  1,430                      $             $                   $  6,251
  Accounts receivable, net.......   64,137       32,239                                                          96,376
  Deferred taxes.................       --          526                                                             526
  Inventories....................   30,826       71,761                                                         102,587
  Prepaid expenses and other
    current assets...............    1,715          472       $   755                                             2,942
                                   --------    --------       -------        -------       ---------           --------
        Total current assets.....  101,499      106,428           755             --              --            208,682
                                   --------    --------       -------        -------       ---------           --------
Accounts and notes receivable....       --        1,524                                                           1,524
Debt issuance costs, net of
  accumulated amortization.......       --           74           (74)
Property plant and equipment,
  net............................  143,468        4,526                       (1,000)                           146,994
Goodwill, net....................  103,391       13,262        39,800         26,400                            182,853
Investments, at cost.............      172        2,208                                                           2,380
Other long-term assets...........    4,988          260            74                         (2,755)(H)          2,567
                                   --------    --------       -------        -------       ---------           --------
        Total assets.............  $353,518    $128,282       $40,555        $25,400       $  (2,755)          $545,000
                                   ========    ========       =======        =======       =========           ========
Current liabilities
  Accounts payable and accrued
    liabilities..................  $57,248     $ 37,522       $   670        $    --       $  (6,905)(A)       $ 88,535
  Postretirement healthcare and
    other benefits...............    1,100                                                                        1,100
  Income taxes payable...........    2,427          311                                                           2,738
  Deferred income taxes..........      369                                                                          369
  Current portion of long-term
    debt.........................   37,629                                                   (27,049)(A)         10,580
  Other current liabilities......    2,333                                                                        2,333
                                   --------    --------       -------        -------       ---------           --------
        Total current
          liabilities............  101,106       37,833           670             --         (33,954)           105,655
                                   --------    --------       -------        -------       ---------           --------
Long term debt...................  102,614       60,787                                      (61,841)(A)        101,560
Deferred income taxes............   19,977                                                   (11,289)(E)          8,688
Postretirement healthcare and
  other benefits.................    5,899                         85                                             5,984
Other liabilities................    4,519                                                                        4,519
                                   --------    --------       -------        -------       ---------           --------
        Total liabilities........  234,115       98,620           755             --        (107,084)           226,406
                                   --------    --------       -------        -------       ---------           --------
Minority interest................   37,561                                   (37,406)                               155
Redeemable preferred stock.......   25,293                                                   (25,293)(AB)            --
Stockholders' equity
  Convertible preferred stock....    1,625                                                    (1,625)(A)             --
  Common stock...................      272                                        70             141(ABG)           483
  Additional paid-in capital.....   83,810       26,176        43,286         56,408         119,817(ABGH)      329,497
  Retained earnings (deficit)....  (25,854)       3,486        (3,486)         6,328          11,289(E)          (8,237)
  Accumulated other comprehensive
    loss.........................   (3,304)                                                                      (3,304)
                                   --------    --------       -------        -------       ---------           --------
        Total stockholders'
          equity.................   56,549       29,662        39,800         62,806         129,622            318,439
                                   --------    --------       -------        -------       ---------           --------
        Total liabilities and
          stockholders' equity...  $353,518    $128,282       $40,555        $25,400       $  (2,755)          $545,000
                                   ========    ========       =======        =======       =========           ========

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                               PRO FORMA
                                                     -------------------------------------------------------------
                                  HISTORICAL                        MINORITY
                            ----------------------   SOONER INC.    INTEREST          OFFERING         COMBINED,
                            COMBINED                 ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS       ACQUISITIONS
                             GROUP     SOONER INC.    (NOTE 2)      (NOTE 3)     (NOTES 1, 3 AND 4)   AND OFFERING
                            --------   -----------   -----------   -----------   ------------------   ------------
Revenue...................  $304,549    $291,098       $             $                $                 $595,647
Expenses
  Costs of sales..........   217,601     265,061                                                         482,662
  Selling, general and
     administrative.......    37,816       7,845                                           485(D)         46,146
  Depreciation and
     amortization.........    21,314       1,485         2,650         1,280                              26,729
  Other income............       (69)                                                                        (69)
                            --------    --------       -------       -------          --------          --------
Operating income (loss)...    27,887      16,707        (2,650)       (1,280)             (485)           40,179
                            --------    --------       -------       -------          --------          --------
Interest income...........        95         428                                                             523
Interest expense..........   (11,599)     (4,048)                                        5,864(C)         (9,783)
Other income..............        89          --                                                              89
                            --------    --------       -------       -------          --------          --------
  Earnings (loss) before
     income taxes.........    16,472      13,087        (2,650)       (1,280)            5,379            31,008
Income tax (expense)
  benefit.................   (10,776)     (1,274)                                        7,508(I)         (4,542)
                            --------    --------       -------       -------          --------          --------
Net income (loss) before
  minority interests......     5,696      11,813        (2,650)       (1,280)           12,887            26,466
Minority interests........    (4,248)         --                                         4,218               (30)
                            --------    --------       -------       -------          --------          --------
Net income (loss).........     1,448      11,813        (2,650)       (1,280)           17,105            26,436
Preferred dividends.......      (332)         --                                           332(F)             --
                            --------    --------       -------       -------          --------          --------
Net income attributable to
  common shares...........  $  1,116    $ 11,813       $(2,650)      $(1,280)         $ 17,437          $ 26,436
                            ========    ========       =======       =======          ========          ========
Net income per common
  share
  Basic...................  $    .05                                                                    $   0.55
                            ========                                                                    ========
  Diluted.................  $    .04                                                                    $   0.55
                            ========                                                                    ========
Average shares outstanding
  Basic...................    24,482                                                                      48,013
                            ========                                                                    ========
  Diluted.................    26,471                                                                      48,358
                            ========                                                                    ========

                         OIL STATES INTERNATIONAL, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       PRO FORMA            HISTORICAL                  PRO FORMA
                                               --------------------------   ----------   ---------------------------------------
                                                  GROUP                                                SOONER INC.    MINORITY
                                               ACQUISITION     COMBINED                  SOONER INC.   ACQUISITION    INTEREST
                                    COMBINED   ADJUSTMENTS    GROUP WITH      SOONER     ADJUSTMENTS   ADJUSTMENTS   ADJUSTMENTS
                                     GROUP      (NOTE 5)     ACQUISITIONS      INC.       (NOTE 2)      (NOTE 6)      (NOTE 3)
                                    --------   -----------   ------------   ----------   -----------   -----------   -----------
Revenue...........................  $267,110     $8,296        $275,406      $159,256      $             $52,718       $
Expenses
  Costs of sales..................  199,865       4,639         204,504       148,847                     52,301
  Selling, general and
    administrative................   33,624         222          33,846         7,297                      1,727
  Depreciation and amortization...   20,275         809          21,084         1,058        2,650           234         1,280
  Other expense...................    2,448          --           2,448            --                         --
                                    --------     ------        --------      --------      -------       -------       -------
Operating income (loss)...........   10,898       2,626          13,524         2,054       (2,650)       (1,544)       (1,280)
                                    --------     ------        --------      --------      -------       -------       -------
Interest income...................      300                         300            --
Interest expense..................  (12,796)       (410)        (13,206)           --
Other expense.....................   (1,297)                     (1,297)       (3,636)
                                    --------     ------        --------      --------      -------       -------       -------
  Earnings (loss) before income
    taxes.........................   (2,895)      2,216            (679)       (1,582)      (2,650)       (1,544)       (1,280)
Income tax (expense) benefit......   (4,654)       (753)         (5,407)         (627)                       540
                                    --------     ------        --------      --------      -------       -------       -------
Net income (loss) before minority
  interests.......................   (7,549)      1,463          (6,086)       (2,209)      (2,650)       (1,004)       (1,280)
Minority interests................      610          --             610            --           --            --            --
                                    --------     ------        --------      --------      -------       -------       -------
Net income (loss) from continuing
  operations attributable to
  common shares...................   (6,939)      1,463          (5,476)       (2,209)      (2,650)       (1,004)       (1,280)
Preferred dividends...............     (121)         --            (121)           --
                                    --------     ------        --------      --------      -------       -------       -------
Net income (loss) from continuing
  operations attributable to
  common shares...................  $(7,060)     $1,463        $ (5,597)     $ (2,209)     $(2,650)      $(1,004)      $(1,280)
                                    ========     ======        ========      ========      =======       =======       =======
Net income (loss) per common share
  Basic...........................  $ (0.62)
                                    ========
  Diluted.........................  $ (0.62)
                                    ========
Average shares outstanding
  Basic...........................   23,053
                                    ========
  Diluted.........................   23,069
                                    ========

                                            PRO FORMA
                                    --------------------------
                                     OFFERING      COMBINED,
                                    ADJUSTMENTS   ACQUISITIONS
                                    (NOTES 1, 3       AND
                                      AND 4)        OFFERING
                                    -----------   ------------
Revenue...........................    $             $487,380
Expenses
  Costs of sales..................                   405,652
  Selling, general and
    administrative................        945(D)      43,815
  Depreciation and amortization...                    26,306
  Other expense...................                     2,448
                                      -------       --------
Operating income (loss)...........       (945)         9,159
                                      -------       --------
Interest income...................                       300
Interest expense..................      6,362(CF)     (6,844)
Other expense.....................                    (4,933)
                                      -------       --------
  Earnings (loss) before income
    taxes.........................      5,417         (2,318)
Income tax (expense) benefit......      9,473(I)       3,979
                                      -------       --------
Net income (loss) before minority
  interests.......................     14,890          1,661
Minority interests................       (641)           (31)
                                      -------       --------
Net income (loss) from continuing
  operations attributable to
  common shares...................     14,249          1,630
Preferred dividends...............        121(F)          --
                                      -------       --------
Net income (loss) from continuing
  operations attributable to
  common shares...................    $14,370       $  1,630
                                      =======       ========
Net income (loss) per common share
  Basic...........................                  $    .03
                                                    ========
  Diluted.........................                  $    .03
                                                    ========
Average shares outstanding
  Basic...........................                    48,156
                                                    ========
  Diluted.........................                    48,529
                                                    ========

                         OIL STATES INTERNATIONAL, INC.

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

  Basis of Presentation

     The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma combined balance sheet as of December 31, 2000 and statements of operations for the years ended December 31, 2000 and 1999 have been adjusted for the effects of purchase accounting, as described below.

     The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma combined balance sheet as of December 31, 2000 and statements of operations for the years ended December 31, 2000 and 1999 include the historical financial statements of Sooner, converted to a calendar year end and adjusted for the effects of purchase accounting, as presented below.

NOTE 1. COMBINING ADJUSTMENTS

     Historical minority interests in the combined balance sheet as of December 31, 2000 were recorded, as follows (in thousands):

                                                 OIL STATES    HWC       PTI      TOTAL
                                                 ----------   ------   -------   -------
Retained earnings..............................   $(6,534)    $  203   $12,659   $ 6,328
Additional paid-in capital.....................    20,288      7,503     3,287    31,078
                                                  -------     ------   -------   -------
                                                  $13,754     $7,706   $15,946   $37,406
                                                  =======     ======   =======   =======

     Minority interest in income (loss) and related tax effect of the Controlled Group are presented below (in thousands):

                                                  OIL STATES    HWC      PTI      TOTAL
                                                  ----------   -----   -------   -------
Year Ended December 31, 1999....................   $ 3,019     $ 430   $(2,808)  $   641
                                                   =======     =====   =======   =======
Year Ended December 31, 2000....................   $ 1,463     $(557)  $(5,124)  $(4,218)
                                                   =======     =====   =======   =======

NOTE 2. ACQUISITION OF SOONER

     Certain reclassifications have been made to conform the presentation of Sooner's financial statements to the Controlled Group.

                         OIL STATES INTERNATIONAL, INC.

     To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):

Purchase price..............................................  $69.5(1)
Less: fair value of net assets acquired.....................   29.7
                                                              -----
Goodwill....................................................            $39.8
                                                                        -----
Amortization for the years ended December 31, 2000 and
  1999......................................................            $2.65
                                                                        =====

---------------

(1) The purchase price for Sooner includes the estimated fair value of Sooner stock options ($1.1 million) converted into Oil States stock options.

NOTE 3. ACQUISITION OF MINORITY INTERESTS

     To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                       OIL STATES      HWC          PTI        COMBINED
                                       ----------   ----------   ----------   ----------
Common stock issued to minority
  interests..........................   1,418,729    1,359,603    4,204,058    6,982,390
Estimated offering price per share...  $     9.00   $     9.00   $     9.00   $     9.00
                                       ----------   ----------   ----------   ----------
Purchase price of the minority
  interests..........................        12.8         12.2         37.8         62.8
Minority interests in fair value of
  net assets acquired................        13.8          7.7         15.9         37.4
                                       ----------   ----------   ----------   ----------
Additional goodwill..................  $     (1.0)  $      4.5   $     21.9   $     25.4
                                       ==========   ==========   ==========   ==========
Amortization of the additional
  goodwill for the years ended
  December 31, 2000 and 1999.........  $     (.05)  $      .23   $     1.10   $     1.28
                                       ==========   ==========   ==========   ==========

NOTE 4. OFFERING

     (A) To record the exchange of 4,275,555 shares for subordinated debt held by SCF III and SCF-IV L.P. (SCF IV) totaling $36.0 million and to reflect the sale of 10,000,000 shares of Oil States common stock in the Offering with net proceeds of $80.5 million. Net proceeds were used to reduce outstanding subordinated debt by $40.9 million, redeem preferred stock of $21.8 million, pay accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $6.9 million, and repurchase common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds were assumed to repay $9.3 million of borrowings outstanding under bank lines of credit.

     (B) To reflect the conversion of $5.1 million of HWC preferred stock into Oil States common stock.

     (C) To adjust interest expense for debt repaid with Offering proceeds and as a result of the exchange of shares for subordinated debt.

     (D) To adjust for costs associated with the new corporate office, including executives hired in connection with the Offering, which costs are not fully reflected in the historical financial statements. These costs will have a continuing impact on our operations.

     (E) To adjust deferred income tax liabilities for the impact of the combination of the Controlled Group, the minority interests of the Controlled Group and the acquisition of Sooner on the valuation allowance

                         OIL STATES INTERNATIONAL, INC.

applied to net operating losses. A portion of the previously reserved net operating losses of Oil States are being utilized to reduce deferred tax liabilities of the acquired companies due to expected tax benefits to be derived from the combination of entities.

     (F) To eliminate preferred stock dividends due to the elimination of the preferred stock (see A above).

     (G) To adjust for the par value of $.01 of Oil States common stock and reflect the effect of the three-for-one reverse stock split.

     (H) To record transaction costs associated with the Offering.

     (I) To adjust income tax expense for the elimination of deferred taxes due to the formation of the combined group.

     A summary of the effect of these adjustments on common stock and additional paid-in capital follows (in thousands):

                                                                           ADDITIONAL
                                                                  COMMON    PAID-IN
                                                                  STOCK     CAPITAL
                                                                  ------   ----------
(A)  Sale of stock in offering.................................    $100     $ 84,050
(A)  Record repurchase of shares...............................      (2)      (1,612)
(A)  Exchange of shares for subordinated debt..................      43       35,936
(B)  Conversion of HWC preferred...............................      18        5,125
     Adjust par value and reflect three-for-one reverse
(G)  split.....................................................     (18)          18
(H)  Transaction costs associated with offering................      --       (3,700)
                                                                   ----     --------
                                                                   $141     $119,817
                                                                   ====     ========

NOTE 5. GROUP ACQUISITIONS

     To reflect the following acquisitions as if such acquisitions had occurred on January 1, 1999:

     On March 31, 1999, HWC acquired all of the outstanding stock of C&H Rental Tools, Inc., and C&H Specialty Company, Inc. (collectively, C&H). C&H provided rental equipment for drilling and workover operations in Louisiana and offshore in the Gulf of Mexico. We paid cash of approximately $2.4 million and $820,000 in principal amount of subordinated promissory notes. Funding for the transaction was received from the issuance of preferred stock.

     On November 30, 1999, HWC acquired 12 snubbing units and related equipment from Schlumberger Limited (Schlumberger) and Target Snubbing Company (Target). Consideration paid for the acquisitions included $3.7 million of cash and subordinated notes in aggregate principal amount of $4.5 million. Funding for the transactions was received from the issuance of preferred stock.

                         OIL STATES INTERNATIONAL, INC.

     Details of the pro forma adjustments for HWC are as follows (in thousands):

                                                      SCHLUMBERGER   TARGET    C&H     TOTAL
                                                      ------------   ------   ------   ------
Revenue.............................................     $6,025       $894    $1,377   $8,296
Expenses
  Cost of sales.....................................      3,324        528       787    4,639
  Selling, general and administrative...............         --        222        --      222
  Depreciation and amortization.....................        530        158       121      809
                                                         ------       ----    ------   ------
Operating income (loss).............................      2,171        (14)      469    2,626
                                                         ------       ----    ------   ------
Interest expense....................................       (341)       (56)      (13)    (410)
                                                         ------       ----    ------   ------
Income (loss) from continuing operations before
  income taxes......................................      1,830        (70)      456    2,216
Income tax (expense) benefit........................       (622)        24      (155)    (753)
                                                         ------       ----    ------   ------
Income from continuing operations...................     $1,208       $(46)   $  301   $1,463
                                                         ======       ====    ======   ======

     The Schlumberger and Target acquisitions consisted of asset purchases. The C&H acquisition was a stock purchase. The difference between the C&H purchase price and the fair market value of the assets and liabilities acquired was not material to the combined group.

NOTE 6. SOONER ACQUISITION ADJUSTMENT

     To reflect the acquisitions by Sooner in May and June 1999 of the tubular distribution businesses of Continental Emsco, Wilson Supply and National-Oilwell, Inc. Total consideration paid for these acquisitions was $36.6 million.

     Details of the pro forma adjustments for Sooner are as follows (in thousands):

                                            CONTINENTAL                      NATIONAL-
                                               EMSCO      WILSON SUPPLY    OILWELL, INC.     TOTAL
                                            -----------   -------------   ---------------   -------
Revenue...................................    $11,639        $18,705          $22,374       $52,718
Expenses
  Costs of sales..........................     11,544         17,795           22,962        52,301
  Selling, general and administrative.....        400            650              677         1,727
  Depreciation and amortization(1)........         69             83               83           235
                                              -------        -------          -------       -------
Operating income (loss)...................       (374)           177           (1,348)       (1,545)
Income tax (expense) benefit..............        131            (62)             472           541
                                              -------        -------          -------       -------
Net Income (loss).........................    $  (243)       $   115          $  (876)      $(1,004)
                                              =======        =======          =======       =======

---------------

(1) Substantially all of this adjustment results from incremental amortization of goodwill recorded for these acquisitions as if such acquisitions occurred on January 1, 1999.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Oil States International, Inc.

     We have audited the accompanying combined balance sheets of Oil States International, Inc. as of December 31, 2000 and 1999, and the related combined statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We did not audit the financial statements of PTI Group Inc., for any period, which represented 32% and 27% of total assets in 2000 and 1999 and 36%, 26% and 24% of total revenue in 2000, 1999 and 1998, respectively, nor did we audit Oil States International, Inc. for 1999 and 1998, which represented 44% of total assets in 1999 and 58% and 64% of total revenue in 1999 and 1998, respectively. These financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Oil States International, Inc. or PTI Group Inc., for the periods noted, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of Oil States International, Inc. at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States

                                            ERNST & YOUNG LLP
Houston Texas
March 19, 2001

                                AUDITORS' REPORT

TO THE SHAREHOLDERS AND DIRECTORS OF
PTI GROUP INC.

We have audited the consolidated balance sheets of PTI Group Inc. as at December 31, 2000 and 1999 and the consolidated statements of earnings, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in accordance with United States generally accepted accounting principles.

PRICEWATERHOUSECOOPERS LLP

CHARTERED ACCOUNTANTS

Edmonton, Alberta
February 26, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Oil States International, Inc.:

     We have audited the accompanying consolidated balance sheets of Oil States International, Inc. (a Delaware corporation) and subsidiaries (the "Company") (formerly Conemsco, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of CE Franklin Ltd., a majority-owned subsidiary, which represented 6% and 5% of total consolidated assets in 1998 and 1997, respectively. CE Franklin Ltd. was sold on May 28, 1999, and was classified as discontinued operations prior to its sale. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CE Franklin Ltd., is based solely on the report of other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     As discussed in Note 20, on July 21, 2000, the Company obtained a waiver from the holder of the Series A Cumulative Preferred Stock totaling $14.4 million, extending the optional redemption date to the earlier of April 30, 2001 or upon the occurrence of a registered public offering of capital stock. On July 29, 2000 and July 31, 2000, the Company renegotiated terms with the holders of certain subordinated debt totaling $7.0 million and $7.0 million, respectively. Original maturities of the subordinated debt extending through February 2003 were accelerated to the earlier of April 30, 2001 or upon the occurrence of a registered public offering of capital stock, in exchange for the holders waiving their rights to scheduled maturities of principal and interest which were due prior to April 30, 2001. Additionally, scheduled principal payments on other long-term debt totaling $15.5 million become due during 2001. Management's current projections indicate that there will not be sufficient cash flow from operations to fund these obligations. Management is currently developing a plan whereby the Company will be combined with other companies under common majority ownership, and the stock of the combined company would be sold in an initial public offering. The proceeds of the offering would be used, in part, to reduce the existing debt obligations. If management is unsuccessful in that effort, then management's plans would be to restructure its debt obligations as well as generate additional cash flow through asset sales.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Oil States International, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
July 31, 2000

                                AUDITORS' REPORT

To the Shareholders of CE Franklin Ltd.:

     We have audited the consolidated balance sheets of CE Franklin Ltd. as at December 31, 1998 and 1997 and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly the financial position of the company as at December 31, 1998 and 1997 and the results of its operations, the changes in shareholders' equity and the changes in its cash flows for each of the years in the three-year period ended December 31, 1998 in accordance with accounting principles generally accepted in Canada.

PRICEWATERHOUSECOOPERS LLP
Chartered Accountants

Calgary, Alberta, Canada
January 29, 1999

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                       COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Product...................................................  $104,233   $128,128   $187,568
  Service and other.........................................   200,316    138,982    171,466
                                                              --------   --------   --------
                                                               304,549    267,110    359,034
Costs and expenses:
  Product costs.............................................    82,516    101,680    147,988
  Service and other costs...................................   135,085     98,185    116,670
  Selling, general and administrative expenses..............    37,816     33,624     45,414
  Depreciation expense......................................    18,187     16,779     14,845
  Amortization expense......................................     3,127      3,496      3,356
  Other operating expense (income)..........................       (69)     2,448      4,928
                                                              --------   --------   --------
                                                               276,662    256,212    333,201
                                                              --------   --------   --------
Operating income............................................    27,887     10,898     25,833
Interest expense............................................   (11,599)   (12,796)   (15,859)
Interest income.............................................        95        300        558
Other income (expense)......................................        89     (1,297)       115
                                                              --------   --------   --------
Income (loss) from continuing operations before income
  taxes, minority interest, discontinued operations, and
  extraordinary item........................................    16,472     (2,895)    10,647
Income tax provision........................................   (10,776)    (4,654)    (9,745)
Minority interest in income of combined companies and
  consolidated subsidiaries.................................    (4,248)       610      2,988
                                                              --------   --------   --------
Net income (loss) from continuing operations before
  discontinued operations and extraordinary item............     1,448     (6,939)     3,890
Discontinued operations:
  Income from discontinued operations (net of income tax
    expense of $549 in 1998)................................        --         --      1,733
  Estimated and realized losses on sales of discontinued
    operations including pretax provision of $12,977 in 1998
    for operating losses during phaseout period (net of
    income tax expense of $215 in 1999 and income tax
    benefit of $115 in 1998)................................        --     (6,416)   (22,099)
                                                              --------   --------   --------
Net income (loss) before extraordinary item.................     1,448    (13,355)   (16,476)
Extraordinary loss on debt restructuring....................        --       (927)      (617)
                                                              --------   --------   --------
Net income (loss)...........................................     1,448    (14,282)   (17,093)
Preferred dividends.........................................      (332)      (121)        --
                                                              --------   --------   --------
Net income (loss) attributable to common shares.............  $  1,116   $(14,403)  $(17,093)
                                                              ========   ========   ========
Basic earnings (loss) per share:
  Earnings (loss) per share from continuing operations
    before extraordinary item...............................  $    .05   $   (.30)  $    .17
  Discontinued operations, net of income taxes..............        --       (.28)      (.91)
  Extraordinary loss on debt restructuring, net of income
    taxes...................................................        --       (.04)      (.02)
  Basic net income (loss) per share.........................       .05       (.62)      (.76)
Diluted earnings (loss) per share:
  Earnings (loss) per share from continuing operations
    before extraordinary item...............................  $    .04   $   (.30)  $    .17
  Discontinued operations, net of income taxes..............        --       (.28)      (.91)
  Extraordinary loss on debt restructuring, net of income
    taxes...................................................        --       (.04)      (.02)
  Diluted net income (loss) per share.......................       .04       (.62)      (.76)
Weighted average number of common shares outstanding (in
  thousands):
  Basic.....................................................    24,482     23,053     22,414
  Diluted...................................................    26,471     23,069     22,435

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,821   $  3,216
  Accounts receivable, net..................................    64,137     68,699
  Inventories, net..........................................    30,826     29,954
  Prepaid expenses and other current assets.................     1,715      4,016
                                                              --------   --------
          Total current assets..............................   101,499    105,885
Property, plant and equipment, net..........................   143,468    142,242
Goodwill, net...............................................   103,391    104,796
Other noncurrent assets.....................................     5,160      2,621
                                                              --------   --------
          Total assets......................................  $353,518   $355,544
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 57,248   $ 62,883
  Postretirement healthcare benefits........................     1,100      1,300
  Income taxes..............................................     2,427         --
  Deferred income taxes.....................................       369        333
  Current portion of long-term debt.........................    37,629     19,937
  Other current liabilities.................................     2,333        194
                                                              --------   --------
          Total current liabilities.........................   101,106     84,647
  Long-term debt............................................   102,614    120,290
  Deferred income taxes.....................................    19,977     21,201
  Postretirement healthcare benefits........................     5,899      7,741
  Other liabilities.........................................     4,519      4,726
                                                              --------   --------
          Total liabilities.................................   234,115    238,605
Minority interest...........................................    37,561     33,413
Redeemable preferred stock..................................    25,293     25,064
Stockholders' equity:
  Convertible preferred stock...............................     1,625      1,625
  Common stock..............................................       272        224
  Additional paid-in capital................................    83,810     84,887
  Retained deficit..........................................   (25,854)   (26,970)
  Accumulated other comprehensive loss......................    (3,304)    (1,304)
                                                              --------   --------
          Total stockholders' equity........................    56,549     58,462
                                                              --------   --------
          Total liabilities and stockholders' equity........  $353,518   $355,544
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                                ADDITIONAL   RETAINED                    COMPREHENSIVE
                                           PREFERRED   COMMON    PAID-IN     EARNINGS    COMPREHENSIVE      (LOSS)       TREASURY
                                             STOCK     STOCK     CAPITAL     (DEFICIT)      INCOME          INCOME        STOCK
                                           ---------   ------   ----------   ---------   -------------   -------------   --------
Balance, December 31, 1997...............    1,625      211      $ 86,379    $  6,152                       $(3,110)      $  --
  Net loss...............................                                     (17,093)     $(17,093)
  Currency translation adjustment........                                                     2,065
  Other comprehensive loss...............                                                    (1,509)
                                                                                           --------
  Total other comprehensive income.......                                                       556             556
                                                                                           --------
  Comprehensive loss.....................                                                  $(16,537)
                                                                                           ========
  Issuance of common stock for cash......                13        16,550
  Common shares issued for acquisition
    transactions.........................                          13,464
  Common shares repurchased for cash.....                            (655)     (1,626)
  Redeemable preferred stock dividends...                          (1,230)
  Common stock dividends.................                         (25,000)
  Minority interest......................                          (2,434)
  Purchase of common stock held in
    treasury at cost.....................                                                                                  (158)
                                             -----      ---      --------    --------                       -------       -----
Balance, December 31, 1998...............    1,625      224        87,074     (12,567)                       (2,554)       (158)
  Net loss...............................                                     (14,282)     $(14,282)
  Currency translation adjustment........                                                      (521)
  Other comprehensive income.............                                                     1,771
                                                                                           --------
  Total other comprehensive income.......                                                     1,250           1,250
                                                                                           --------
  Comprehensive loss.....................                                                  $(13,032)
                                                                                           ========
  Preferred stock dividends..............                                        (121)
  Redeemable preferred stock dividends...                          (1,308)
  Minority interest......................                            (386)
  Issuance of shares from treasury.......                            (493)                                                  789
  Purchase of common stock held in
    treasury at cost.....................                                                                                  (631)
                                             -----      ---      --------    --------                       -------       -----
Balance, December 31, 1999...............    1,625      224        84,887     (26,970)                       (1,304)         --
  Net income.............................                                       1,448      $  1,448
  Currency translation adjustment........                                                    (1,508)
  Other comprehensive loss...............                                                      (492)
                                                                                           --------
  Total other comprehensive loss.........                                                    (2,000)         (2,000)
                                                                                           --------
  Comprehensive loss.....................                                                  $   (552)
                                                                                           ========
  Issuance of common stock for cash......                48           154
  Preferred stock dividends..............                                        (332)
  Redeemable preferred stock dividends...                          (1,518)
  Compensatory stock options.............                             600
  Unearned compensation..................                            (313)
                                             -----      ---      --------    --------                       -------       -----
Balance, December 31, 2000...............    1,625      272      $ 83,810    $(25,854)                      $(3,304)      $  --
                                             =====      ===      ========    ========                       =======       =====

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000       1999        1998
                                                             --------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)........................................  $  1,448   $  (6,939)  $   3,890
  Adjustments to reconcile net income (loss) from
     continuing operations to net cash provided by
     operating activities:
     Minority interest, net of distributions...............     4,148        (610)     (3,108)
     Depreciation and amortization.........................    21,314      20,275      18,201
     Deferred income tax provision (benefit)...............       840        (519)      1,071
     (Gain) loss on disposal of assets.....................       (18)      2,472         (34)
     Writedown of assets...................................        --          --       5,263
     Loss on sale of other businesses......................        --         975          --
     Loss on sale of marketable securities.................        --         334          --
     Other, net............................................      (606)      1,119       1,522
     Changes in operating assets and liabilities, net of
       effect from acquired and divested businesses:
       Accounts receivable.................................     1,238      (5,219)    (14,981)
       Inventories.........................................      (774)      9,653      (2,291)
       Accounts payable and accrued liabilities............     5,461     (16,355)      2,187
       Other current assets and liabilities, net...........       886         (16)     (4,251)
                                                             --------   ---------   ---------
          Net cash flows provided by operating
            activities.....................................    33,937       5,170       7,469
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.........    (3,500)     (7,217)    (27,545)
  Capital expenditures.....................................   (21,383)    (11,297)    (36,145)
  Proceeds from sale of equipment..........................     2,391       1,358       2,129
  Proceeds from sale of discontinued operations............        --     102,439          --
  Proceeds from sale of other businesses...................        --       1,976          --
  Proceeds from sale of marketable securities..............        --      24,408          --
  Other, net...............................................       115         560        (303)
                                                             --------   ---------   ---------
          Net cash flows provided by (used in) investing
            activities.....................................   (22,377)    112,227     (61,864)
Cash flows from financing activities:
  Debt borrowings..........................................    22,967      52,758     264,289
  Debt repayments..........................................   (21,227)   (170,090)   (244,583)
  Payments on capitalized lease obligations................        --        (505)       (285)
  Preferred stock dividends................................    (1,681)     (1,568)     (1,230)
  Issuance of common stock.................................       268       4,839      26,563
  Repurchase of common stock...............................        --          --      (2,281)
  Other, net...............................................       (23)     (1,556)         --
                                                             --------   ---------   ---------
          Net cash flows provided by (used in) financing
            activities.....................................       304    (116,122)     42,473
Effect of exchange rate changes on cash....................       (77)         66          59
                                                             --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents from
  continuing operations....................................    11,787       1,341     (11,863)
Net cash used in discontinued operations...................   (10,182)     (4,159)     (3,142)
Cash and cash equivalents, beginning of year...............     3,216       6,034      21,039
                                                             --------   ---------   ---------
Cash and cash equivalents, end of year.....................  $  4,821   $   3,216   $   6,034
                                                             ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The combined financial statements include the activities of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group, Inc. (PTI), collectively the Controlled Group or the Company. The reorganization accounting method, which yields results similar to the pooling of interest method, has been used in the preparation of the combined financial statements of the Controlled Group (entities under common control of SCF-III L.P., a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for each year in the three-year period ended December 31, 2000, in each case from the date each became under common control of SCF-III, L.P. (January 8, 1997 for PTI and November 14, 1997 for HWC). The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying combined and pro forma financial statements.

  Oil States International, Inc.

     Oil States was formerly named CONEMSCO, Inc. On July 20, 2000, an amendment to the Certificate of Incorporation for CONEMSCO, Inc. was filed with the State of Delaware to change the corporate name from CONEMSCO, Inc. to Oil States International, Inc. Oil States' subsidiaries include CECO Holdings, Inc. (CECO) and CECO's wholly-owned subsidiaries: Oil States Industries, Inc. and its subsidiaries (collectively, OSI) and Continental Emsco Company and its subsidiaries (collectively, Continental Emsco). OSI's wholly-owned subsidiaries are Oil States MCS, Inc., Oil States HydroTech Systems, Inc. (HydroTech), Oil States Subsea Ventures, Inc., Oil States Skagit SMATCO, Inc. (SMATCO), Oil States Industries (UK) Limited (OSI-UK), Oil States Industries (Asia) Pte. Ltd., and Oil States Industries do Brasil Instalacoes Maritimas Ltda. OSI also owns a 60% interest in Elastomeric Actuators, Inc., a joint venture with a third party. OSI-UK's wholly-owned subsidiaries include Oil States MCS Limited (MCS Limited), and Oil States Klaper Limited.

     OSI is a leading designer and manufacturer of a diverse range of products for offshore platforms, subsea pipelines, and defense and general industrial applications. Major product lines include flexible bearings, advanced connectors, mooring systems, winches, services for installing and removing offshore platforms, downhole production equipment, and custom molded products. Sales are made primarily to major oil companies, large and small independent oil and gas companies, drilling contractors, and well service and workover operators.

     During 1999, OSI sold all of the operating assets of CE Distribution Services, Inc. (CE Distribution), CE Drilling Products, Inc. (CE Drilling), CE Mobile Equipment, Inc. (CE Mobile), and its 51.8% investment in CE Franklin, Ltd. (CE Franklin). Accordingly, for the periods presented, the results of CE Distribution, CE Drilling, CE Mobile, and CE Franklin are shown as discontinued operations. Charges for the estimated and realized losses on sale of discontinued operations of $6.4 million and $22.1 million were recorded during 1999 and 1998, respectively (see Note 15). The 1998 charge of $22.1 million includes losses from operations of $13.0 million. During the year ended December 31, 1999, OSI sold two wholly-owned subsidiaries: H.O. Mohr Research and Engineering, Inc. (H.O. Mohr) and Oil States Martec Crane Services, Inc. (Martec).

     During 1998, OSI completed acquisitions of Subsea Ventures, Inc. (SVI), subsequently renamed Oil States Subsea Ventures, Inc., and Klaper (UK) Limited (Klaper), subsequently renamed Oil States Klaper Limited.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  PTI Group, Inc.

     PTI was formed on January 8, 1997 as a result of the amalgamation of PTI Group, Inc. and 712955 Alberta Ltd. (Alberta), a special purpose company formed to acquire PTI.

     PTI is a supplier of integrated housing, food, site management and logistics support services to remote sites utilized by natural resources and other industries primarily in Canada and the United States.

  HWC Energy Services, Inc.

     HWC provides worldwide well control services and drilling and rental equipment to the oil and gas industry. The headquarters of HWC are in Houston, Texas, and HWC operates primarily in Texas, Louisiana, Ohio, Oklahoma and New Mexico, along with foreign operations conducted in Venezuela, the Middle East, and Africa. Its hydraulic well control operations provide, globally, hydraulic workover (snubbing) units for emergency well control situations and, in selected markets, various hydraulic well control solutions involving well drilling and workover and completion activities. In West Texas and Ohio, HWC's Capstar Drilling, Inc., subsidiary operates shallow well drilling rigs with automated pipe handling capabilities. Specialty Rental Tools and Supply, Inc., a subsidiary of HWC, operates from 12 locations in Texas, Louisiana and Oklahoma to provide rental equipment for drilling and workover operations. HWC utilizes underbalanced drilling techniques to enhance drilling performance.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

  Inventories

     Inventories consist of oilfield products, manufactured equipment, and spare parts for manufactured equipment. Inventories include raw materials, work in process, finished goods, labor, and manufacturing overhead. Approximately 37% and 24% of combined inventories at December 31, 2000 and 1999, respectively, is valued at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method. Cost for the remaining inventories is determined on an average cost or specific-identification method. If the LIFO method had not been used for particular inventories, total inventories would have been approximately the same at December 31, 2000 and approximately $522,000 higher than reported at December 31, 1999. During 2000 and 1999, the Company experienced reductions in inventories carried on a LIFO basis. The cost of these liquidated LIFO inventories did not differ from the current cost by a material amount.

  Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreci-

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES ated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  Goodwill

     Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets. Goodwill is amortized on a straight-line basis over a 40-year life. Goodwill is stated net of accumulated amortization of $9,974,000 and $6,772,000 at December 31, 2000 and 1999, respectively.

  Impairment of Long-Lived Assets

     In compliance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the recoverability of the carrying values of property, plant and equipment, goodwill, and other intangible assets is assessed at a minimum annually, or whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset. The fair value of the asset is based on prices of similar assets, if available, or discounted cash flows. Based on the Company's review, the carrying value of its assets are recoverable and no impairment losses have been recorded for the periods presented except in the third quarter of 1998, when PTI recorded an asset impairment provision of $5,263,000 with respect to its Chilean assets. The Chilean assets consist primarily of temporary living accommodations on short-term rental to various mining contractors in Chile. As a result of depressed copper prices, the majority of the projects were either delayed or cancelled by September 1998, and no other significant markets were available for these units. The fair value of the units was reassessed based on significantly reduced future cash flows, resulting in the writedown which is shown in other operating expense.

  Foreign Currency

     Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within stockholders' equity. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statements of operations as incurred.

  Revenue and Cost Recognition

     Revenue from the sale of products is recognized upon shipment to the customer or when all significant risks of ownership have passed to the customer, except for significant fabrication projects built to customer specifications that have a production cycle greater than six months. Revenues from such contracts are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Management believes this method is the most appropriate measure of progress on large fabrication contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Selling, general, and administrative costs are charged to expense as incurred.

     In the case of certain larger, long lead time orders, the percentage of completion method is used. Under this method, revenue is recognized as work progresses in the ratio that costs incurred bear to estimated total

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES costs. The aggregate of costs incurred reduces net inventories while the revenue recognized is shown as a receivable (unbilled revenue). Billings in excess of costs and estimated earnings on uncompleted contracts represent customer billings in excess of revenues recognized and such balances are classified as deferred revenue. Expected losses on contracts in progress are charged to operations currently.

  Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

     When the Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for US income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

     In accordance with SFAS No. 109, the Company records a valuation reserve in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized, due to historical and anticipated results of operations. Management will evaluate the appropriateness of the reserve in the future based upon the operating results of the Company.

  Receivables and Concentration of Credit Risk

     Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry. The Company evaluates the credit worthiness of its new and existing customers' financial condition and, generally, the Company does not require significant collateral from its domestic customers.

  Earnings per Share

     The Company's basic income (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the effect of convertible preferred stock shares.

  Reclassifications

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

  Use of Estimates

     The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include the costs associated with the disposal of discontinued operations, including potential future adjustments as a result of contractual agreements, revenue and income recognized on the percentage-of-completion method, and the valuation allowance recorded on net deferred tax assets. Actual results could differ from those estimates.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an Amendment of FASB Statement No. 133," which amended SFAS No.
133. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of 2001, and does not expect the adoption to have a material effect on its financial condition or results of operations.

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts at December 31, 2000 and 1999, is presented below (in thousands):

                                                               2000      1999
                                                              -------   -------
Accounts receivable:
  Trade.....................................................  $61,809   $62,002
  Unbilled revenue..........................................       --     5,838
  Other.....................................................    4,323     3,142
  Allowance for doubtful accounts...........................   (1,995)   (2,283)
                                                              -------   -------
                                                              $64,137   $68,699
                                                              =======   =======

                                                               2000      1999
                                                              -------   -------
Inventories:
  Finished goods and purchased products.....................  $14,813   $15,206
  Work in process...........................................   12,208     9,870
  Raw materials.............................................    8,720     9,498
                                                              -------   -------
          Total inventories.................................   35,741    34,574
  Inventory reserves........................................   (4,915)   (4,620)
                                                              -------   -------
                                                              $30,826   $29,954
                                                              =======   =======

                                                       ESTIMATED
                                                      USEFUL LIFE     2000       1999
                                                      -----------   --------   --------
Property, plant and equipment:
  Land..............................................                $  3,660   $  4,743
  Buildings and leasehold improvements..............  2-50 years      25,501     23,302
  Machinery and equipment...........................  2-29 years     134,983    122,480
  Rental tools......................................  3-5 years       18,396     16,130
  Office furniture and equipment....................  1-10 years       8,724      8,229
  Vehicles..........................................  2-5 years        4,853      5,779
                                                                    --------   --------
          Total property, plant and equipment.......                 196,117    180,663
  Less: Accumulated depreciation....................                 (52,649)   (38,421)
                                                                    --------   --------
                                                                    $143,468   $142,242
                                                                    ========   ========

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                  COMBINED
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Accounts payable and accrued liabilities:
  Trade accounts payable....................................  $26,215   $19,684
  Accrued compensation......................................    7,685     6,710
  Accrued insurance.........................................    2,819     3,650
  Accrued interest..........................................    6,646     3,234
  Deferred revenue..........................................    4,456     5,359
  Accrued losses associated with discontinued operations....    2,509    13,237
  Other.....................................................    6,918    11,009
                                                              -------   -------
                                                              $57,248   $62,883
                                                              =======   =======

4. ACQUISITIONS

  OSI

     On February 27, 1998, OSI acquired 100% of the stock of SVI for consideration totaling $12.5 million in cash, debt and common stock. SVI is a Houston, Texas-based company that manufactures and services auxiliary structures for subsea blowout preventors and subsea production systems. The SVI purchase was accounted for using the purchase method of accounting. Accordingly, the purchase price paid was allocated to the net assets acquired based on their estimated fair values with the balance of the purchase price, $8.4 million, included in goodwill.

     On April 1, 1998, the Company acquired a portion of the assets and liabilities of Klaper, a company located in the United Kingdom (UK), for a purchase price of $5.7 million. Klaper provides repair and maintenance services for blowout preventors and drilling risers used in offshore marine drilling. The Klaper purchase was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values with the balance of the purchase price, $2.8 million, included in goodwill.

  PTI

     On June 16, 1998, PTI acquired all outstanding shares of General Marine Leasing, Inc. (GML), a company located in Houma, Louisiana, for a purchase price of $14.7 million. GML manufactures and leases accommodation facilities primarily to the oil and gas industry. The GML acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values with the balance of the purchase price, $8.2 million, included as goodwill.

     On February 28, 2000, the Company acquired substantially all the operating assets and business of International Quarters, L.L.C. (IQ), a company located in Houma, Louisiana, for a purchase price of $4.5 million. IQ manufactures and leases accommodation facilities primarily to the oil and gas industry. The IQ acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values with the balance of the purchase price, $1.3 million, included as goodwill.

     In 1999, contingent consideration of $750,000, based on the achievement of specified earnings levels, was recorded in full satisfaction of the acquisition of GML. This additional consideration was recorded as goodwill.

  HWC

     On May 1, 1998, HWC acquired all of the outstanding shares of Specialty Rental Tools & Supply, Inc. (Specialty), an affiliated company, for approximately $24.3 million, including transaction costs. The

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES consideration for the shares was funded by a senior bank note of $12.5 million, approximately $2.8 million of subordinated promissory notes payable to the existing Specialty stockholders, assumption of approximately $1.2 million of debt and cash proceeds from the sale of stock of $6.0 million. Existing Specialty stockholders were also issued shares of the Company's common stock valued at $1.5 million.

     On June 14, 1998, Capstar Drilling, Inc. (Capstar) acquired the assets of Peek and Rowan, Inc. and an affiliated company (Peek and Rowan), companies in a similar line of business as Capstar, for approximately $5.7 million, including transaction costs. The purchase price was funded by approximately $1.2 million in subordinated promissory notes payable to Peek and Rowan, a convertible promissory note in the amount of $0.5 million and cash proceeds from the sale of stock of $4.0 million.

     On December 31, 1998, Specialty acquired the assets of A & B Rental Tools, Inc. (A & B), a company in a similar line of business as Specialty, for $1.8 million. The purchase price was funded by a subordinated promissory note payable to the former A & B stockholders and $0.9 million in cash. For the year ended December 31, 1998, the operations of Peek and Rowan and Specialty have been included in the consolidated financials statements for the periods from their acquisition dates.

     On March 31, 1999, Specialty completed the acquisition of all of the outstanding stock of C&H Rental Tools, Inc., and C&H Specialty Company, Inc. (collectively C&H). Specialty paid cash of approximately $2.4 million and $0.82 million in subordinated promissory notes. C&H provides rental equipment for drilling and workover operations in Louisiana and offshore in the Gulf of Mexico. In addition, the C&H purchase agreement provides for the payment of contingent consideration based on the earnings of the acquired business during the period from January 1, 1999 through December 31, 2000. The contingent consideration was earned based on earnings through December 31, 2000 and, as a result, an additional payment of $2.1 million is due to the sellers by March 31, 2001. The contingent consideration is reflected in the December 31, 2000 balance sheet as a current liability and the additional purchase consideration was recorded as goodwill.

     Effective on November 30, 1999, the Company completed the acquisition of 12 snubbing units and related equipment from two unrelated vendors for total consideration of $8.2 million, consisting of $3.7 million cash and subordinated notes held by one of the companies in the amount of $4.5 million. The snubbing units are similar to those currently operated by the Company and were located in Europe, Africa, the Middle East and Canada when acquired. The purchase agreement contained a preestablished rate which would be charged to the buyers upon future leasing of the equipment and such amounts paid by the buyers will be applied as payment of the related debt obligations.

5. LONG-TERM DEBT

     As of December 31, 2000 and 1999, long-term debt consisted of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
OSI
US revolving credit facility, up to $21 million; secured by
  substantially all assets; commitment fee on unused portion is 0.375% per annum; variable interest rate payable
  monthly based on prime plus 2.25%; weighted average rate
  is 9.5% and 7.9% for 2000 and 1999, respectively..........  $  6,624   $     --
US term bank loan -- Payable in monthly principal
  installments of $81,740 with the remainder due March 1,
  2003; secured by substantially all assets; variable
  interest rate payable monthly based on prime plus 0.25%;
  weighted average rate of 9.6% and 7.3% for 2000 and 1999,
  respectively..............................................     4,169         --

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                2000       1999
                                                              --------   --------
UK revolving overdraft credit facility of $7.9
  million -- Payable on demand; interest payable quarterly
  at a margin of 1.90% per annum over the bank's variable
  base rate; weighted average rate is 9.7% and 7.9% for 2000
  and 1999, respectively....................................     3,777      4,539
Subordinated debt issued in conjunction with
  acquisition -- Payable to the stockholders of the acquired company in installments through July 2002; terms were
  renegotiated during 2000 with full payment due upon
  closing of the offering; interest rate is prime plus 4%
  payable annually; weighted average rate is 10.3% and 8.0%
  for 2000 and 1999, respectively...........................     7,000      7,000
Subordinated debt issued in conjunction with
  acquisition -- Payable to the stockholders of the acquired company in installments through August 2003; terms were
  renegotiated during 2000 with full payment due upon
  closing of the offering; interest rate is prime plus 4%
  payable annually; weighted average rate is 9.8% and 6.0%
  for 2000 and 1999, respectively...........................     7,000      7,000
Subordinated note payable to shareholders -- Principal and
  accrued interest at 6% are due December 2005..............    25,000     25,000
Subordinated note payable to related party -- $10.4 million
  is due on May 17, 2001 with the remaining $500,000 due on
  September 1, 2001; rate of 8.5% and 8.25% for 2000 and
  1999, respectively........................................    10,949     10,949
Obligations under capital leases............................       558        917
Other debt..................................................        --        100
PTI
Canadian revolving operating credit facility -- A portion of the facility is designated as overdraft and the remainder
  is restricted by a margin limit based on the level of
  trade accounts receivable and inventories.................     1,816      7,373
PTI US revolving credit facility............................     1,560        200
Canadian term revolving bank facility -- Payable in
  quarterly installments of $834,000........................    23,506     31,842
Mortgages at an interest rate of 7.5%.......................        --        972
Notes payable issued in conjunction with acquisitions.......     2,549      2,540
PTI U.S. term loan facility -- Payable in monthly
  installments of $100,000 from September 2000 through
  February 2005, at which time the remaining balance is
  due.......................................................     7,000      1,005
Obligations under capital leases............................       730        457
HWC
Bank line of credit -- up to $20.0 million available based
  upon a borrowing base consisting of a percentage of
  eligible accounts receivable, real estate and fixed
  assets; interest payable monthly at the bank's prime rate
  or LIBOR plus from 1.00% to 3.00% and an unused commitment fee ranging from 0.25% to 0.50% based on the ratio of debt to earnings before depreciation, interest and taxes; the
  weighted average interest rate for 2000 was 8.7%; amounts
  outstanding are due May 1, 2003...........................  $ 12,250   $ 10,750
Bank term debt -- interest is the same rate as the above
  bank line of credit; principal of $762 is repayable
  quarterly through March 31, 2003; balance due at maturity
  May 1, 2003...............................................    11,940     14,986

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                2000       1999
                                                              --------   --------
Bank line of credit -- up to $500 (Canadian dollars)
  available at HWC's option; interest is payable monthly at
  the bank's prime rate plus 0.25%; amounts outstanding are
  due on demand.............................................        87         --
Bank term debt -- interest is payable monthly at the bank's
  prime rate plus 0.50%; principal of $300 (Canadian
  dollars) is repayable consisting of $200 due at the end of
  April and $50 at the end of July and October each year;
  balance due at maturity, December 2, 2004.................       799      1,038
Subordinated unsecured notes payable due March 31, 2000;
  interest payable annually at 7.00%........................        --        690
Subordinated unsecured notes payable due January 31, 2001;
  interest payable quarterly at 7.00%.......................     4,215      4,215
Subordinated unsecured note payable due May 1, 2002;
  interest payable quarterly at 7.00%.......................     2,750      2,750
Subordinated notes payable due November 30, 2005; interest
  accrues at 7.00% annually; principal and interest are
  payable at a fixed amount for each day the acquired
  equipment is utilized.....................................     4,488      4,500
Subordinated note payable due September 30, 2003; interest
  payable quarterly at 6.50%................................       820        820
Convertible subordinated unsecured note payable due June 15,
  2001; interest payable quarterly at 5.00%; convertible by
  holder into 200 shares of common stock....................       500        500
Other notes payable in monthly installments of principal and interest at various interest rates, maturing through
  fiscal year 2001..........................................       156         84
                                                              --------   --------
          Total debt........................................   140,243    140,227
Less: current maturities....................................    37,629     19,937
                                                              --------   --------
          Total long-term debt..............................  $102,614   $120,290
                                                              ========   ========

  OSI Debt

     On March 31, 1998, OSI entered into a new credit agreement (the 1998 Agreement) with a consortium of lenders providing for borrowings totaling $175.0 million. The 1998 Agreement provided for $35.0 million of term advances and up to $120.0 million of borrowings on a revolving basis to OSI. The 1998 Agreement also provided for $5.0 million of term advances and up to $15.0 million of borrowings on a revolving basis to UK operations. The loans to UK operations are denominated and payable in British pounds. The 1998 Agreement provided for the issuance of letters of credit, such issuance reducing the amount available for borrowing under the revolving portion of the credit facility. The 1998 Agreement also contained several additional options to borrow funds for temporary cash management purposes. The 1998 Agreement had a scheduled termination date of June 30, 2000.

     The term advances under the 1998 Agreement contained required repayments of $1.6 million per calendar quarter, beginning on June 30, 1998. Borrowings under the 1998 Agreement carried variable interest rates based upon prime, eurodollar, or sterling rates plus a spread based upon OSI's senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The commitment fee on the unused portion of the facility was 0.375% at December 31, 1999, and was subject to change based upon OSI's senior debt to EBITDA ratio. Borrowings under the 1998 Agreement were secured by a security interest in substantially all accounts receivable and inventory of OSI in the US and the UK, and a pledge of the stock of specified subsidiaries. Among other requirements, OSI was required to maintain financial ratios and meet net worth and indebtedness tests specified in the 1998 Agreement.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     In 1999, OSI and the banks party thereto entered into three separate amendments (the 1999 Amendments) to the 1998 Agreement. The 1999 Amendments resulted in, but were not limited to, the following actions. The banks agreed to forbear from exercising, through March 31, 2000, any of their rights as a result of OSI's failure to comply with all of the financial covenants set forth in the 1998 Agreement. The scheduled termination date of the 1998 Agreement was also changed to March 31, 2000. The interest rate was increased to the bank base rate plus 0.5%. The lending commitments were incrementally reduced to $15.0 million of borrowings on a revolving basis to US operations and $10.0 million of borrowings to UK operations. Substantially all of OSI's fixed assets were pledged as additional security for the borrowings. The divestiture transactions discussed in Note 15 were approved and guidelines were established for payment of debt with the proceeds of the divestitures and the sales of the marketable securities. As a result of the divestitures and sales of the marketable securities, all of OSI's U.S. borrowings and the UK term borrowings under the 1998 Agreement were paid in full by September 1999.

     On March 1, 2000, OSI entered into a new credit agreement (the 2000 Agreement) providing for borrowings totaling $25.9 million for US operations. From the proceeds of the initial borrowings, all US borrowings during 2000 under the 1998 Agreement described above were repaid on March 1, 2000. The 2000 Agreement provides for $4.9 million of term advances and up to $21.0 million of borrowings on a revolving basis to OSI. The 2000 Agreement provides for the issuance of letters of credit, such issuance reducing the amount available for borrowing under the revolving portion of the facility. On March 1, 2000, $12.4 million was available to borrow under the revolving portion of the 2000 Agreement. The 2000 Agreement has a scheduled termination date of March 1, 2003. The term advances are payable in 59 monthly principal installments of $81,740 with the remainder due March 1, 2003. Borrowings under the 2000 Agreement carry variable interest rates payable monthly based upon prime, or eurodollar rate plus 2.25%, for the revolving loans and prime plus 0.25%, or eurodollar rate plus 2.5%, for the term loans. The commitment fee on the unused portion of the revolving facility is 0.375% per annum. The 2000 Agreement is secured by substantially all of OSI's assets and contains customary representations and warranties and events of default. The 2000 Agreement also requires compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that OSI maintain a specified net worth.

     On March 3, 2000, OSI entered into a new overdraft credit facility providing for borrowings totaling L5.0 million for UK operations, which converted to approximately $7.9 million. Interest is payable quarterly at a margin of 1.90% per annum over the bank's variable base rate. All borrowings under this facility are payable on demand.

     In conjunction with executing the 1998 Agreement on March 31, 1998, OSI recognized an extraordinary charge, net of tax benefit, of $617,000. In conjunction with executing the 1999 Amendments during the year, OSI recognized an extraordinary charge of $927,000. These extraordinary charges are due to the write-off of deferred financing costs related to OSI's credit facilities.

     OSI has subordinated notes payable to Hunting Oilfield Services (International), Ltd. (Hunting), a related party of the OSI, totaling $10.9 million. $10.4 million is due on May 17, 2001, and the remaining $0.5 million is due September 30, 2001. These notes carry an interest rate of 7.75% in 1998, 8.25% in 1999, and 8.50% thereafter. Accrued interest is payable on March 31 of each year; however, interest payments are only required to be made if specified cumulative EBITDA thresholds are met. OSI did not meet EBITDA thresholds for 1999 and 2000. As of December 31, 2000, interest of $1.8 million had been accrued but not paid. Interest does not accrue on any accrued interest that is not payable due to the failure to meet any EBITDA threshold. All unpaid accrued interest will be payable on the maturity date of the notes.

     On July 31, 1997, OSI issued subordinated promissory notes totaling $7.0 million payable to the stockholders of an acquired company. Principal of $2.0 million was paid on July 31, 2000, with $2.0 million due on July 31, 2001, and $3.0 million due on July 31, 2002. These notes carry an interest rate of 8.0% with interest payable on July 31 of each year, beginning July 31, 1998. If OSI is in default under any of its senior

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES debt, the noteholders may not receive any principal or interest payments for 180 days following the default or event of default.

     On February 28, 1998, OSI issued subordinated promissory notes totaling $7.5 million payable to former SVI stockholders in conjunction with the SVI acquisition. Principal on these notes is payable in the amounts of $0.5 million on February 28, 2001, $1.5 million on August 31, 2001, $1.5 million on February 2002, $1.5 million on August 31, 2002 and $1.5 million on February 28, 2003. Payments of $0.95 million have been made as of December 31, 2000. These notes carry an interest rate of 8.0% with interest payable on the last day of February 1999 and 2000, and on each payment date thereafter. If OSI is in default under any of its senior debt, the noteholders may not receive any principal or interest payments for 180 days following the default or event of default.

     On July 29, 2000 and July 31, 2000, OSI renegotiated terms with the holders of subordinated debt totaling $7.0 million and $7.0 million, respectively. Original maturities of the subordinated debt extending through February 2003 were accelerated to the earlier of April 30, 2001 or upon the occurrence of a registered public offering of capital stock, in exchange for the holders waiving their rights to scheduled maturities of principal and interest which were due prior to April 30, 2001. Interest increased from 8% to prime plus 4% until principle was paid in full in February 2001.

     On July 31, 1998, OSI issued a subordinated promissory note payable in the amount of $2.0 million to Sooner Pipe & Supply Corporation, a company controlled by SCF IV, in conjunction with an acquisition of assets. Principal and accrued interest was paid on this note in two installments of $1.0 million plus accrued interest at 6.0% on July 31, 1999 and 2000. During 1999, this note was canceled in conjunction with the sale of assets to Sooner.

     On December 31, 1998, OSI declared a dividend in the form of a subordinated note payable to SCF III, acting as agent for all of the common stockholders of OSI, in the amount of $25.0 million. Principal and accrued interest at 6.0% are due on December 31, 2005.

  PTI Debt

     On July 5, 2000, PTI signed an Amended and Restated Credit Agreement (PTI Amended Agreement) that includes a revolving operating credit facility with Canadian banks. A portion of the facility is designated as the overdraft facility and the remainder of the facility is restricted by a margin limit based on the level of trade accounts receivable and inventories. Amounts outstanding under this facility were $1.8 million and $7.4 million as of December 31, 2000 and 1999, respectively. This facility is available to the Company through direct advances, subject to the limits, and at the interest rates as described.

                                                      2000                 1999
                                             -----------------------   -------------
Applicable interest rates:
  Canadian prime based rate................  7.50% + (0.00% - 0.50)%           6.50%
  Bankers' acceptances based rate..........  5.80% + (1.00% - 1.50)%   5.20% + 1.00%
  LIBOR advance rate.......................                      N/A   5.80% + 1.00%

     Included in bank indebtedness at December 31, 1999 is a $1.0 million revolving credit facility with a US bank. This facility was available through direct advances with applicable U.S. interest rates being either prime based (8.50% +/- 0.25%) or LIBOR based (5.80% + 2.25% to 3.25%). At December 31, 1999,
$0.2 million was drawn under this facility. On August 16, 2000, this facility was replaced by a new credit agreement (PTI U.S. Credit Agreement), which includes a $2.0 million revolving line of credit facility and a $2.0 million non-revolving line of credit facility. The PTI U.S. Credit Agreement is with the same bank with applicable U.S. interest rates being prime based (at December 31, 2000, 9.50% +/- 0.25%) or LIBOR based (at

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 2000, 6.80% + 1.75% to 2.50%). At December 31, 2000, $1.6 million was drawn under the revolving line of credit facility.

     Under the PTI Amended Agreement, the scheduled loan repayments on the term revolving facility bank loan consist of quarterly installments of $0.8 million, with payment commencing on August 31, 2000. The current portion as of December 31, 1999 has been presented based on the terms of the PTI Amended Agreement. PTI can apply surplus cash to the outstanding loan balance at any time. The unused portion of this facility was $8.2 million at December 31, 2000 and $2.8 million at December 31, 1999.

     Amounts drawn against the term revolving facility are available through direct advances and bankers' acceptances. The interest rate depends on the ratio of PTI's total debt to its earnings before interest, taxes, depreciation and amortization for the preceding 12 months and ranges from the Canadian prime rate (7.50% at December 31, 2000, 6.50% at December 31, 1999) plus 0.50% to 1.00% for direct advances, and market rate (5.80% at December 31, 2000, 5.20% at December 31, 1999) plus stamping fees of 1.50% to 2.00% for bankers' acceptances.

     PTI fixed the interest rate at approximately 6.80% at December 31, 1999 on a portion of the term revolving facility bank loan utilizing an interest rate swap agreement. The arrangement, for a notional amount of $1.7 million at December 31, 1999, reduced to $0 on March 31, 2000. The fair value of this arrangement approximated the carrying value.

     Collateral provided against the operating credit facility and term revolving facility is a general security agreement, a fixed and floating charge debenture on the assets of PTI, pledge of all shares directly held in the capital stock of subsidiaries, joint and several guarantees from subsidiaries, assignment of accounts receivable, postponement of claims by the shareholders and assignment of insurance proceeds.

     Mortgages incur interest at approximately 7.50%, had annual payments of $0.2 million and collateral was provided by related land and buildings, which had a net book value of $1.9 million at December 31, 1999.

     In connection with an acquisition, PTI issued a promissory note in the amount of $0.2 million, repayable in ten equal semi-annual payments of $20,000 commencing May 7, 2000. This note bears interest at a floating rate of Canadian prime plus 1.00% and PTI has not provided collateral.

     In connection with an acquisition, PTI issued a promissory note in the amount of $3.5 million, repayable in three equal annual installments commencing June 16, 1999. At December 31, 2000, the balance outstanding was $1.2 million. This notes bears interest at 7.00% and PTI has not provided collateral.

     In connection with an acquisition, PTI issued a promissory note in the amount of $1.0 million, repayable in two equal annual payments of $0.5 million commencing February 8, 2001. This note bears interest at 7.50% and PTI has not provided collateral.

     In connection with the purchase of rental equipment, PTI issued a promissory note in the amount of $0.4 million, repayable monthly over three years commencing February 15, 2000. At December 31, 2000, the balance outstanding was $0.2 million. This note bears interest at 8.14% and PTI has not provided collateral.

     On August 16, 2000, under the PTI U.S. Credit Agreement, a term loan was replaced by a $6.5 million term loan facility. The scheduled loan repayments consist of monthly installments of $0.1 million, from September 1, 2000 through February 1, 2005, at which time the remaining balance is due. At December 31, 2000, the balance outstanding was $6.0 million. This loan bears interest at United States prime (at December 31, 2000, 9.50% +/- 0.25%) or LIBOR (at December 31, 2000, 6.80% + 1.75% to 2.50%).

     The previous term loan incurred interest at 7.50%, and was repayable monthly over three years, commencing June 1999, with annual payments of $0.3 million. Certain assets in the US are provided as collateral.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     On December 7, 2000, an additional term loan under the PTI U.S. Credit Agreement was established for $1.0 million with repayment scheduled for March 7, 2001. This loan bears interest at the bank's prime (at December 31, 2000, 9.50%). Collateral provided is a first charge on specified U.S. assets. Certain assets in the US are provided as collateral.

     Obligations under capital leases bear interest ranging from 8.00% to 13.33% and collateral provided is the related equipment, which has a net book value approximating the obligation.

  HWC Debt

     Amounts owed the bank are secured by substantially all the assets of HWC. Each of HWC's subsidiaries as well as HWC are guarantors under the bank credit agreements. The bank credit agreement contains financial and other covenants that, among other things, restrict the amount of dividends HWC may pay and the amount of debt HWC can incur. HWC is required to pay an unused commitment fee ranging from 0.25% to 0.5% per annum of the amount of the unused commitment from the bank line of credit.

     Scheduled maturities of combined long-term debt as of December 31, 2000, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2001......................................................  $ 37,629
2002......................................................    20,715
2003......................................................    17,721
2004......................................................    34,458
2005......................................................    29,720
                                                            --------
                                                            $140,243
                                                            ========

     As of December 31, 2000, the Company had outstanding letters of credit totaling $5.6 million.

     Subsequent to year end, the Company entered into a $150.0 million senior secured revolving credit facility. Up to $45.0 million of the new credit facility is made available in the form of loans denominated in Canadian dollars and may be made to Canadian operating subsidiaries. This new credit facility replaced our existing bank credit facilities. The facility matures on February 14, 2004 unless extended for up to two additional one year periods with the consent of the lenders. Amounts borrowed under the new facility bear interest, at the Company's election, at either:

     - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the bankers' acceptance discount rate) plus a margin ranging from 1.5% to 2.5%; or

     - an alternate base rate equal to the higher of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime
       Rate) plus a margin ranging from 0.5% to 1.5%, depending upon the ratio of total debt to EBITDA (as defined in the new credit facility).

     Commitment fees ranging from 0.25% to 0.5% per year are paid on the undrawn portion of the facility, also depending upon the ratio of total debt to EBITDA.

     Subject to exceptions, commitments under our new credit facility will be permanently reduced, and loans prepaid, by an amount equal to 100% of the net cash proceeds of all non-ordinary course asset sales and the issuance of additional debt and by 50% of the issuance of equity securities. Mandatory commitment reductions will be allocated pro rata, based on amounts outstanding under the U.S. dollar denominated facility and the Canadian dollar denominated facility. In addition, voluntary reductions in commitments will be permitted.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The new credit facility is guaranteed by all of our active domestic subsidiaries and, in some cases, Canadian and other subsidiaries. The credit facility is secured by a first priority lien on all of the Company's inventory, accounts receivable and other material tangible and intangible assets, as well as those of our active subsidiaries. No more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

     The new credit facility contains negative covenants that will restrict the Company's ability to: incur additional indebtedness; prepay, redeem and repurchase outstanding indebtedness, other than loans under the new credit facility; pay dividends; repurchase and redeem capital stock; make specified loans and investments; enter into mergers, consolidations and similar transactions; and, enter certain other material transactions.

     In addition, the new credit facility will require the Company to maintain:

     - a ratio of EBITDA to interest expense of not less than 3.0 to 1.0;

     - a level of consolidated net tangible assets of not less than $120 million plus 50% of each quarter's consolidated net income (but not loss);

     - a maximum ratio of total debt to EBITDA of not greater than 3.5 to 1.0;
       and

     - a maximum ratio of total senior debt to EBITDA of not greater than 3.0 to 1.0.

     Under the credit facility, the occurrence of specified change of control events involving the Company would constitute an event of default that would permit the bank to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

6. POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

     The Company provides healthcare and other insurance benefits, primarily life, for eligible active and retired employees. The healthcare plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums, and co-payment requirements.

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Changes in accumulated postretirement benefit obligation:
  Benefit obligation at beginning of year...................  $ 9,973   $ 9,663
  Service cost, benefits earned during the period...........       --        24
  Interest cost on accumulated postretirement benefit
     obligation.............................................      849       615
  Benefits paid.............................................   (1,299)   (1,271)
  Prior service cost........................................       --       942
  Actuarial loss............................................    1,154        --
  Settlement of life benefits...............................   (1,619)       --
                                                              -------   -------
Benefit obligation at end of year...........................  $ 9,058   $ 9,973
                                                              =======   =======

                                                               2000     1999   1998
                                                              -------   ----   ----
Components of net periodic benefit cost:
  Service cost, benefits earned during the period...........  $    --   $ 24   $ 27
  Interest cost on accumulated postretirement benefit
     obligation.............................................      849    615    690
  Amortization of net loss (gain)...........................       51     --    (43)
  Amortization of prior service cost........................       78     10     --
  Gain due to settlement of life benefits...................   (1,720)    --     --
                                                              -------   ----   ----
Total net periodic benefit cost (benefit)...................  $  (742)  $649   $674
                                                              =======   ====   ====

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                               2000      1999
                                                              -------   -------
Accumulated postretirement benefit obligation:
  Retirees and dependent spouses............................  $ 8,337   $ 9,159
  Fully eligible active plan participants...................      721       814
                                                              -------   -------
  Total accumulated postretirement benefit obligation.......    9,058     9,973
  Unrecognized prior service cost...........................     (855)     (932)
  Unrecognized net gain.....................................   (1,204)       --
                                                              -------   -------
          Total liability included in the consolidated
             combined balance sheets........................    6,999     9,041
Less: Current portion.......................................   (1,100)   (1,300)
                                                              -------   -------
          Noncurrent liability..............................  $ 5,899   $ 7,741
                                                              =======   =======

     The healthcare plans are not funded, and the Company's policy is to pay these benefits as they are incurred.

     In 2000, the Company amended the postretirement plan which resulted in a $1.6 million benefit obligation reduction. This amount was credited to expense in 2000.

     The accumulated benefit obligation was determined under an actuarial assumption using a healthcare cost trend rate of 8% in 2000, gradually declining to 5% in the year 2001 and thereafter over the projected payout period of the benefits. The accumulated benefit obligations were determined using an assumed discount rate of 7.50% and 7.75% at December 31, 2000 and 1999, respectively. Under the plan's provisions, the Company's prescription costs are capped at annual benefit limits. Retirees are assumed to pay the portion of future prescription costs above the capped limit.

     A one percentage-point increase or decrease in the assumed healthcare cost trend rates would be immaterial to the accumulated postretirement benefit obligation and net periodic benefit cost at December 31, 2000.

7. RETIREMENT PLANS

     The Company sponsors a number of defined contribution plans. Participation in these plans is available to substantially all employees.

     The Company recognized expense of $1.7 million, $2.2 million and $1.8 million related to its various defined contribution plans during the years ended December 31, 2000, 1999 and 1998, respectively on a combined basis.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

8. REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock outstanding as of December 31, 2000 and 1999, is as follows (dollar amounts in thousands):

                                                          SHARES
                                                        OUTSTANDING    2000      1999
                                                        -----------   -------   -------
OSI
Series A Cumulative Preferred Stock...................    143,000     $14,300   $14,300
Series A Exchangeable Cumulative Preferred Stock......     20,000       2,000     2,000
Series B Exchangeable Cumulative Preferred Stock......     38,500       3,850     3,850
HWC
Series A Convertible Preferred Stock..................      2,145       2,322     2,249
Series B Convertible Preferred Stock..................      2,717       2,821     2,665
                                                                      -------   -------
                                                                      $25,293   $25,064
                                                                      =======   =======

  Series A Cumulative Preferred Stock

     As of December 31, 2000 and 1999, OSI had 143,000 shares of Series A Cumulative Preferred Stock (Series A Preferred Stock), issued and outstanding with a par value of $100 per share. The stock was issued to LTV Corporation
(LTV) in conjunction with the acquisition of OSI (formerly Continental Emsco Company) in 1995. Holders of the Series A Preferred Stock are entitled to cumulative quarterly dividends which commenced on September 15, 1995, at the annual rate of 7.0% ($7.00 per share). As of December 31, 2000, dividends of $70,000 had been accrued but not paid. This amount is reported on the balance sheet as an accrued liability. The holders of Series A Preferred Stock are not entitled to vote, except as specified in the Series A Preferred Stock designation. The holders (voting separately as a class) are entitled to elect additional directors of OSI if, at any time, dividends of OSI are in arrears in an amount equal to six quarterly dividends. OSI or the holders of the Series A Preferred Stock may, at either party's option, redeem all or any part of the Series A Preferred Stock at $100 per share (plus accrued and unpaid dividends), commencing September 15, 2000. On July 21, 2000, OSI obtained a waiver from LTV whereby LTV waived its rights to the optional redemption on September 15, 2000. LTV could request redemption at the earlier of April 30, 2001 or after completion of a registered public offering. Dividends increased from 7% to 12% effective as of September 15, 2001 as consideration for LTV executing the waiver. On September 15, 2005, OSI is required to redeem all of the then outstanding Series A Preferred Stock at $100 per share (plus accrued and unpaid dividends). In the event of involuntary liquidation, the holders of the Series A Preferred Stock would be entitled, after the payment of all debts, to $100 per share, plus accrued and unpaid dividends, before any distribution or payments to the common stockholders. If, upon liquidation, the remaining assets of OSI are insufficient to pay the holders of the Series A Preferred Stock the full amount to which they are entitled, the holders shall share ratably among themselves in any distributions according to the respective amounts payable if shares were paid in full. This preferred stock and accrued dividends were paid in full or converted to common stock in February 2001 (see Note 19).

  Series A Exchangeable Cumulative Preferred Stock

     On July 15, 1997, OSI issued 45,000 shares of preferred stock having a par value of $0.0001 per share, in connection with the acquisition of HydroTech. These shares, designated as Series A Exchangeable Cumulative Preferred Stock (Series A Exchangeable Preferred Stock), have a liquidation value of $100 per share, plus any accrued and unpaid dividends, less any amounts due from former HydroTech stockholders. The acquisition agreement with HydroTech provided that 25,000 shares of the Series A Exchangeable Preferred Stock be placed in escrow and be released in accordance with earn-out requirements specified in the

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES acquisition agreement. Holders of the Series A Exchangeable Preferred Stock are entitled to cumulative annual dividends commencing on July 15, 1998, at the annual rate of 7.0% ($7.00 per share). As of December 31, 2000, dividends of $204,000 had been accrued but not paid. This amount is reported on the balance sheet as an accrued liability. Each share of Series A Exchangeable Preferred Stock is exchangeable, provided written notice is given between June 13, 2002 and July 13, 2002, into a number of shares of OSI's Class A common stock determined by dividing the liquidation value as of the conversion date by the exchange price. The exchange price is defined as $15.00 plus 80% times the excess of the fair market value of OSI's common stock on the date of exchange over $15.00. All unexchanged shares of Series A Exchangeable Preferred Stock outstanding on July 15, 2002 will automatically be redeemed at a redemption price equal to liquidation value. OSI also has the option, upon the occurrence of events specified in the Series A Exchangeable Preferred Stock certificate of designation, to redeem all or any portion of the Series A Exchangeable Preferred Stock at a redemption price equal to liquidation value. The holders of Series A Exchangeable Preferred Stock are not entitled to vote. During 1998, OSI purchased 25,000 shares, placed in escrow for $0.01 per share, in accordance with the provisions of the acquisition agreement as HydroTech failed to meet the specified earn-out requirements. The difference of $2.5 million was treated as a reduction in goodwill. This preferred stock and accrued dividends were paid in full or converted to common stock in February 2001 (see Note 19).

  Series B Exchangeable Cumulative Preferred Stock

     On July 15, 1997, OSI issued 38,500 shares of preferred stock having a par value of $0.0001 per share in connection with the acquisition of HydroTech. These shares, designated as Series B Exchangeable Cumulative Preferred Stock (Series B Exchangeable Preferred Stock), have a liquidation value of $100 per share, plus any accrued and unpaid dividends, less any amounts due from former HydroTech stockholders. Holders of the Series B Exchangeable Preferred Stock are entitled to cumulative annual dividends commencing on July 15, 1998, at the annual rate of 3.1% ($3.10 per share). As of December 31, 2000, dividends of $174,000 had been accrued but not paid. This amount is reported on the balance sheet as an accrued liability. Each share of Series B Exchangeable Preferred Stock is exchangeable, prior to July 15, 2004, into a number of shares of OSI's Class A common stock determined by dividing the liquidation value as of the conversion date by the exchange price of $12.80 per share. All unexchanged shares of Series B Exchangeable Preferred Stock outstanding on July 15, 2004 will automatically be redeemed at a redemption price equal to liquidation value. OSI also has the option, upon the occurrence of events specified in the Series B Exchangeable Preferred Stock certificate of designation, to redeem all or any portion of the Series B Exchangeable Preferred Stock at a redemption price equal to liquidation value. The holders of Series B Exchangeable Preferred Stock are not entitled to vote. This preferred stock and accrued dividends were paid in full or converted to common stock in February 2001 (see Note 19).

  Series A Redeemable Convertible Preferred Stock

     In connection with the 1999 acquisition of C&H, HWC issued 2,145 shares of a new Series A class of redeemable convertible preferred stock (Redeemable Series A Preferred Stock). The shares are redeemable with a liquidation preference of $1,000 per share. The preferred shares accrue dividends at the rate of 6.5% per annum. As of December 31, 2000 and 1999, 2,145 shares were outstanding. HWC accrued the cumulative unpaid dividends totaling $177,000 and $106,000 at December 31, 2000 and 1999, respectively. The Redeemable Series A Preferred Stock shall be redeemed as a whole by HWC on March 31, 2004, at a redemption price of $1,000 per share, plus all accrued and unpaid dividends to the date of the redemption. The holders of the Redeemable Series A Preferred Stock had the right to convert, at any time, all or any shares into common stock of HWC based on the liquidation value of the preferred stock, including accrued but unpaid dividends, on such date based upon preestablished formulas defined in the agreement. This preferred stock and accrued dividends were converted into common stock in February 2001 (see Note 19).

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  Series B Redeemable Convertible Preferred Stock

     In connection with the 1999 acquisition of two unrelated companies, HWC issued 2,650 shares of a new Series B class of redeemable convertible preferred stock (Redeemable Series B Preferred Stock). The shares are redeemable with a liquidation preference of $1,000 per share. The preferred shares accrue dividends at the rate of 6.5% per annum. As of December 31, 2000 and 1999, 2,717 and 2,650 shares were outstanding, respectively. HWC accrued the cumulative unpaid dividends totaling $104,000 and $15,000 at December 31, 2000 and 1999, respectively. The Redeemable Series B Preferred Stock shall be redeemed as a whole by HWC on October 30, 2004, at a redemption price of $1,000 per share, plus all accrued and unpaid dividends to the date of the redemption. The holders of the Redeemable Series B Preferred Stock had the right to convert, at any time, all or any shares into common stock of HWC based on the liquidation value of the preferred stock, including accrued but unpaid dividends, on such date based upon preestablished formulas defined in the agreement. This preferred stock and accrued dividends were converted into common stock in February 2001 (see Note 19).

9. CONVERTIBLE PREFERRED STOCK

     On July 31, 1997, OSI issued 16,250 shares of preferred stock, having a par value of $0.0001 per share, in connection with the acquisition of SMATCO. These shares, designated as Series A Convertible Cumulative Preferred Stock (Convertible Preferred Stock), have a liquidation value of $100 per share, plus any accrued and unpaid dividends. Holders of the Convertible Preferred Stock are entitled to cumulative annual dividends commencing on July 31, 1998, at the annual rate of 3.0% ($3.00 per share). As of December 31, 2000, dividends of $69,000 had been accrued but not paid. This amount is reported on the balance sheet as an accrued liability. Each share of Convertible Preferred Stock was convertible into a number of shares of OSI's Class A common stock determined by dividing the liquidation value as of the conversion date by the conversion price of $15.00 per share. Conversion was optional, prior to August 1, 2002, subject to the occurrence of events specified in the Convertible Preferred Stock certificate of designation. On August 1, 2002, each share of Convertible Preferred Stock outstanding would automatically convert as described above. Upon the occurrence of events specified in the Convertible Preferred Stock certificate of designation, OSI had the option to redeem all or any portion of unconverted Convertible Preferred Stock at liquidation value. The holders of Convertible Preferred Stock are not entitled to vote. This preferred stock and accrued dividends were converted into common stock in February 2001 (see Note
19).

10. INCOME TAXES

     Consolidated pre-tax income (loss) from continuing operations for the years ended December 31, 2000, 1999 and 1998 consists of the following (in thousands):

                                                          2000       1999      1998
                                                         -------   --------   -------
US operations..........................................  $(2,915)  $(13,808)  $ 5,168
Foreign operations.....................................   19,387     10,913     5,479
                                                         -------   --------   -------
          Total........................................  $16,472   $ (2,895)  $10,647
                                                         =======   ========   =======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The components of the income tax provision for continuing operations before extraordinary items for the years ended December 31, 2000, 1999 and 1998 consist of the following (in thousands):

                                                             2000      1999     1998
                                                            -------   ------   ------
Current:
  Federal.................................................  $ 2,085   $1,009   $1,572
  State...................................................       54      (65)     226
  Foreign.................................................    9,523    4,229    6,876
                                                            -------   ------   ------
                                                             11,662    5,173    8,674
                                                            -------   ------   ------
Deferred:
  Federal.................................................     (839)    (940)      56
  State...................................................       --       --       --
  Foreign.................................................      (47)     421    1,015
                                                            -------   ------   ------
                                                               (886)    (519)   1,071
                                                            -------   ------   ------
          Total Provision.................................  $10,776   $4,654   $9,745
                                                            =======   ======   ======

     The provision for taxes for continuing operations, before extraordinary items, differs from an amount computed at statutory rates as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                             2000      1999     1998
                                                            -------   ------   ------
Federal tax expense (benefit) at statutory rates..........  $ 5,600   $ (984)  $3,624
Foreign income tax rate differential......................    1,700      631      (32)
Nondeductible expenses....................................    1,670    1,550    1,346
Net operating loss (utilized) not benefited...............     (187)   2,741       --
State tax expense (benefit), net of federal benefits......     (161)    (121)      29
Manufacturing and processing profits deduction............     (620)    (295)    (882)
Foreign losses not recognized on asset impairment.........       --       33    3,928
Adjustment of valuation allowance.........................    2,876    1,279    1,250
Other, net................................................     (102)    (180)     482
                                                            -------   ------   ------
          Net income tax provision........................  $10,776   $4,654   $9,745
                                                            =======   ======   ======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets
  Net operating loss carryforward...........................  $ 46,909   $ 40,094
  Allowance for doubtful accounts...........................       453        570
  Inventory.................................................       961        798
  Employee benefits.........................................     2,407      2,799
  Depreciation..............................................       924        960
  Other, net................................................     6,005      3,530
                                                              --------   --------
  Total deferred tax assets.................................    57,659     48,751
  Less: valuation allowance.................................   (55,043)   (45,966)
                                                              --------   --------
  Net deferred tax assets...................................     2,616      2,785
                                                              --------   --------
Deferred tax liabilities
  Depreciation..............................................   (22,232)   (23,255)
  Other intangibles.........................................      (182)      (192)
  Inventories...............................................      (369)      (333)
  Other.....................................................      (179)      (539)
                                                              --------   --------
          Total deferred tax liabilities....................   (22,962)   (24,319)
                                                              --------   --------
          Net deferred tax liabilities......................  $(20,346)  $(21,534)
                                                              ========   ========

     For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $136.1 million for regular income taxes that will expire in the years 2005 through 2020. The Company's net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Based on these limitations and the uncertainty in achieving levels of taxable income during the net operating loss carryforward period, the Company has provided a valuation allowance on this deferred tax asset.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3 million at December 31, 2000. Those earnings are considered indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. If these foreign earnings were repatriated in the form of dividends, it is anticipated that any residual net U.S. income tax would be immaterial.

     Certain deferred tax assets relating to property, plant and equipment and loss carryforwards relate to our Canadian subsidiary's Chilean operation. Since the deferred tax asset relating to the net operating loss carryforward can only be realized against income earned in Chile, a valuation allowance has been provided on this deferred tax asset. The operating loss carryforwards of approximately $2.9 million are available to reduce future years taxable income, with no expiration date.

     Also with respect to our Canadian subsidiary, undistributed earnings of Oil States US subsidiaries amounted to $5.1 million and $3.1 million at December 31, 2000 and 1999, respectively. Those earnings are considered indefinitely reinvested, and accordingly, no tax provision has been provided. Repatriation of these earnings in the form of dividends or otherwise may result in both Canadian federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in the U.S.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

11. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended December 31, 2000, 1999 and 1998, for interest and income taxes was as follows (in thousands):

                                                            2000     1999      1998
                                                           ------   -------   -------
Interest.................................................  $7,828   $11,610   $14,292
Income taxes, net of refunds.............................  $9,187   $ 8,107   $17,875

     Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998, are summarized as follows (in thousands):

                                                          2000      1999       1998
                                                         -------   -------   --------
Fair value of assets acquired..........................  $ 4,500   $14,945   $ 78,418
Liabilities assumed....................................       --    (2,168)   (15,220)
Noncash consideration..................................   (1,000)   (5,522)   (34,904)
Less: cash acquired....................................       --       (38)      (749)
                                                         -------   -------   --------
Cash used in acquisition of businesses.................  $ 3,500   $ 7,217   $ 27,545
                                                         =======   =======   ========

     Other noncash transactions included the receipt of noncash consideration in 1999 for businesses sold by OSI totaling $57.4 million.

12. COMMITMENTS AND CONTINGENCIES

     The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

     Minimum future operating lease obligations in effect at December 31, 2000, are as follows (in thousands):

                                                             OPERATING
                                                              LEASES
                                                             ---------
2001......................................................    $ 2,439
2002......................................................      1,701
2003......................................................        932
2004......................................................        766
2005......................................................        710
Thereafter................................................      3,724
                                                              -------
          Total...........................................    $10,272
                                                              =======

     Rental expense under operating leases was $3.0 million, $3.0 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     LTV Corporation, the former owner of OSI, under the terms of the stock purchase agreement, has indemnified OSI of all claims and contingencies, threatened or pending, relating to business activities prior to August 1, 1995. Specifically, claims involving environmental remediation, product warranty, legal actions, workers' compensation issues and various federal, state and sales tax matters related to pre-August 1995 business transactions are the financial responsibility of LTV. The financial responsibilities are initially satisfied through the reserves assumed as part of the acquisition. To the extent that claims exceed $2.2 million, the original allowance, all amounts will be paid by LTV.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     OSI has warranted items related to the sale of CE Drilling and CE Distribution (see Note 15), subject to threshold amounts defined in the respective agreements. The Company believes all amounts have been properly reflected in the accompanying consolidated financial statements.

     As of December 31, 2000, OSI had entered into forward purchase contracts through March 30, 2001 with a bank totaling $3.2 million for the purchase of foreign currency as a hedge to existing receivable balances. The contract purchase rates were not significantly different from the December 31, 2000 currency exchange rates.

     The Company is involved in various claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

13. RELATED-PARTY TRANSACTIONS

     L.E. Simmons & Associates Incorporated, from time to time, has served as financial advisor to the Company as it explored opportunities for mergers, acquisitions or divestitures. Professional advisory fees and out-of-pocket expenses totaling approximately $83,000, $118,000 and $11,000 were paid to L.E. Simmons & Associates, Incorporated, in 2000, 1999 and 1998, respectively.

     In the normal course of business, OSI transacts with Hunting. However, these amounts were insignificant for the years presented.

     On December 31, 1998, OSI declared a $25.0 million dividend in the form of a subordinated note payable to SCF III, acting as agent for all common stockholders of OSI (see Note 5).

     During 1999, Hunting indemnified OSI for a liability incurred in 1998 relating to assets sold to OSI in 1996 for $1.8 million.

     In accordance with prior purchase agreements, HWC made debt payments in 1998 of $0.8 million to a former owner of Hydraulic Well Control, Inc., a subsidiary of HWC. Additionally, HWC also paid consulting fees of approximately $0.4 million and $0.1 million in 1999 and 1998, respectively, to three former owners of Hydraulic Well Control, Inc., pursuant to the purchase agreement.

14. STOCK-BASED COMPENSATION

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. The Company is authorized to grant 3,700,000 stock options under the 2001 Equity Participation Plan (the Stock Option Plan) to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the Company's compensation committee. As the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123, the Company's net income

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

(loss) and earnings per share at December 31, 2000, 1999 and 1998, would have been as follows (in thousands, except per share amounts):

                                                          2000      1999       1998
                                                         ------   --------   --------
Net income (loss):
  As reported..........................................  $1,448   $(14,282)  $(17,093)
  Pro forma............................................     836    (14,357)   (18,065)
Pro forma income (loss) per share -- basic and
  diluted..............................................  $ 0.02   $  (0.63)  $  (0.81)

                                                                  STOCK OPTION PLAN
                                                              --------------------------
                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Balance at December 31, 1997................................    681,766       $12.10
  Granted...................................................    464,158         9.61
  Exercised.................................................     (1,250)        6.27
  Forfeited.................................................   (123,801)       19.75
                                                              ---------
Balance at December 31, 1998................................  1,020,873        10.05
  Granted...................................................    114,795         6.13
  Exercised.................................................    (85,880)        6.27
  Forfeited.................................................   (288,835)       14.03
                                                              ---------
Balance at December 31, 1999................................    760,953         8.37
  Granted...................................................    118,377         8.95
  Exercised.................................................    (14,562)        8.65
  Forfeited.................................................    (27,897)       12.36
                                                              ---------
Balance at December 31, 2000................................    836,871         8.31
                                                              =========
Exercisable at December 31, 1998............................    300,123         8.39
Exercisable at December 31, 1999............................    294,679         8.93
Exercisable at December 31, 2000............................    435,616         8.64

     The following table summarizes information for stock options outstanding at December 31, 2000:

                        OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------       --------------------------
                                           WEIGHTED
                          NUMBER            AVERAGE         WEIGHTED         NUMBER          WEIGHTED
                        OUTSTANDING        REMAINING        AVERAGE        EXERCISABLE       AVERAGE
       RANGE OF            AS OF          CONTRACTUAL       EXERCISE          AS OF          EXERCISE
   EXERCISE PRICES      12/31/2000           LIFE            PRICE         12/31/2000         PRICE
   ---------------      -----------       -----------       --------       -----------       --------
 $2.6012 -  $5.2024        50,311            1.76           $ 2.9914          40,245         $ 2.7638
 $5.7686 -  $5.7686       422,295            3.38           $ 5.7686         190,967         $ 5.7686
 $6.2700 -  $8.6529       200,163            4.03           $ 7.2485         120,436         $ 6.8337
 $9.8148 - $19.8000       140,766            4.34           $15.7610          68,130         $18.3909
$30.0000 - $30.0000        23,336            4.46           $30.0000          15,838         $30.0000
                          -------            ----           --------         -------         --------
 $2.6012 - $30.0000       836,871            3.63           $ 8.3121         435,616         $ 8.6406

     At December 31, 2000, 2,761,437 options were available for future grant under the Stock Option Plan.

     The weighted average fair values of options granted during 2000, 1999 and 1998 were $1.98, $1.66 and $1.56 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000,

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

1999 and 1998, respectively: risk-free interest rates of 4.9%, 6.3% and 7.2%, no expected dividend yield, expected lives of 5.3, 5.6, and 5.9 years, and no expected volatility.

15. DISCONTINUED OPERATIONS

     On May 28, 1999, in one transaction, CE Distribution sold all of its distribution net assets for two senior subordinated notes receivable totaling $30.0 million, and OSI sold its 51.8% investment in CE Franklin for marketable securities with a fair market value of $24.7 million on the date of sale. The combined transaction resulted in a loss on sale of approximately $17.2 million, net of income tax benefit of $185,000. Included in the loss on sale is a provision for operating losses of $12.4 million, net of income tax benefit of $805,000, recorded during the phaseout period. In June 1999, one of the senior subordinated notes in the amount of $14.5 million, plus accrued interest at LIBOR plus 2.75%, was paid in full. In July 1999, the second senior subordinated note in the amount of $15.5 million, plus accrued interest at LIBOR plus 2.75%, was paid in full. Subsequent to May 28, 1999, all of the marketable securities were sold at a loss of $334,000. On June 21, 2000, OSI returned $1.8 million of the purchase price to the buyer for indemnification of specified post-closing liabilities. Additional adjustments to the purchase price are possible and management believes the amounts accrued are adequate to cover any exposure.

     On May 28, 1999, in a separate transaction, CE Distribution sold all of its "oil country tubular" related assets to Sooner for cash of $7.4 million and $2.0 million of noncash consideration for the cancellation of the subordinated promissory note discussed in Note 5, resulting in a loss on sale of $701,000. As a result of the above-mentioned transactions, CE Distribution ceased operations in 1999.

     On July 7, 1999, CE Drilling sold all of its operating net assets, which included the net assets of CE Mobile, for $65.0 million in cash resulting in a loss on sale of $4.9 million, net of income tax expense of $70,000. Included in the loss on sale is operating income of $261,000, net of income tax expense of $12,000, recorded during the phase out period. The purchase price was subject to adjustments as defined in the agreement. During 1999, an additional accrual of $5.7 million, net of income tax expense of $215,000, was recorded primarily to accrue for a revision of the purchase price. On April 17, 2000, OSI settled the purchase price adjustment and returned $6.9 million of the purchase price to the buyer; however, there are some outstanding claims which remain to be settled and management believes the amounts accrued are adequate to cover any exposure. As a result of the above-mentioned transaction, CE Drilling and CE Mobile ceased operations in 1999.

     The results of CE Distribution, CE Franklin, CE Drilling, and CE Mobile are shown as discontinued operations with 1998 restated. Components of amounts reflected in the accompanying combined statements of

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES operations and cash flows as of and for the years ended December 31, 1999 and 1998, are presented in the following table (in thousands):

                                                                1999       1998
                                                              --------   --------
Operations data:
  Revenues..................................................  $141,489   $564,691
  Costs and expenses........................................   147,385    554,090
                                                              --------   --------
  Operating (loss) income...................................    (5,896)    10,601
Interest expense............................................     2,371      8,041
Other expense...............................................     4,710        278
Income tax (benefit) expense................................      (793)       549
Amount reserved in 1998 for 1999 losses.....................   (12,184)        --
                                                              --------   --------
Income from discontinued operations.........................  $     --   $  1,733
                                                              ========   ========
Cash flow data:
  Cash flows from operations................................  $(12,251)  $ 13,655
  Cash flows from investing activities......................        --    (10,834)
  Cash flows from financing activities......................     8,092     (5,963)
                                                              --------   --------
Net cash used in discontinued operations....................  $ (4,159)  $ (3,142)
                                                              ========   ========

16. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Offshore Products and Wellsite Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

     Financial information by industry segment for each of the three years ended December 31, 2000, 1999 and 1998, is summarized in the following table in thousands. The Company evaluates performance and allocates resources based on EBITDA as defined, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA as defined should not be viewed as a substitute to calculations under accounting principles generally accepted in the US, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. The net assets of discontinued operations of $129.5 million are included in the Corporate and Eliminations

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES amounts in 1998. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                  CORPORATE
                                           OFFSHORE   WELLSITE       AND
                                           PRODUCTS   SERVICES   ELIMINATIONS    TOTAL
                                           --------   --------   ------------   --------
2000
  Revenues from unaffiliated customers...  $114,594   $189,955     $     --     $304,549
                                           ========   ========     ========     ========
  EBITDA as defined......................     4,946     45,514       (1,259)      49,201
  Depreciation and amortization..........     6,568     14,740            6       21,314
                                           --------   --------     --------     --------
  Operating income (loss)................    (1,622)    30,774       (1,265)      27,887
                                           ========   ========     ========     ========
  Capital expenditures...................     2,476     18,907           --       21,383
                                           ========   ========     ========     ========
          Total assets...................   140,846    208,641        4,031      353,518
                                           ========   ========     ========     ========
1999
  Revenues from unaffiliated customers...   154,330    112,780           --      267,110
                                           ========   ========     ========     ========
  EBITDA as defined......................     4,788     26,385           --       31,173
  Depreciation and amortization..........     7,476     12,799           --       20,275
                                           --------   --------     --------     --------
  Operating (loss) income................    (2,688)    13,586           --       10,898
                                           ========   ========     ========     ========
  Capital expenditures...................     2,638      8,659           --       11,297
                                           ========   ========     ========     ========
          Total assets...................   157,718    197,826           --      355,544
                                           ========   ========     ========     ========
1998
  Revenues from unaffiliated customers...   229,984    129,050           --      359,034
                                           ========   ========     ========     ========
  EBITDA as defined......................    21,684     22,350           --       44,034
  Depreciation and amortization..........     7,739     10,462           --       18,201
                                           --------   --------     --------     --------
  Operating income (loss)................    13,945     11,888           --       25,833
                                           ========   ========     ========     ========
  Capital expenditures...................    18,124     18,021           --       36,145
                                           ========   ========     ========     ========
          Total assets...................   194,457    175,029      129,539      499,025
                                           ========   ========     ========     ========

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Financial information by geographic segment for each of the three years ended December 31, 2000, 1999 and 1998, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances and the net assets of discontinued operations.

                                     UNITED               UNITED     OTHER
                                     STATES     CANADA    KINGDOM   NON-US     TOTAL
                                    --------   --------   -------   -------   --------
2000
  Revenues from unaffiliated
     customers....................  $154,746   $101,624   $29,149   $19,030   $304,549
  Long-lived assets...............   170,105     52,200    19,162    13,373    254,840
1999
  Revenues from unaffiliated
     customers....................   171,221     56,221    26,995    12,673    267,110
  Long-lived assets...............   160,748     56,408    21,455    11,048    249,659
1998
  Revenues from unaffiliated
     customers....................   219,860     73,520    48,332    17,322    359,034
  Long-lived assets...............   166,337     52,760    26,263     1,666    247,026

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for 2000 and 1999 as follows (in thousands, except per share amounts):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
2000
  Revenues.....................................  $88,227   $68,160   $67,525   $80,637
  Gross profit*................................   28,204    17,535    18,904    22,305
  Net income (loss)............................    3,028    (1,840)   (1,071)    1,331
  Basic earnings (loss) per share..............      .12     (0.08)    (0.04)     0.05
  Diluted earnings (loss) per share............      .11     (0.08)    (0.04)     0.05
1999
  Revenues.....................................   71,314    64,328    63,658    67,810
  Gross profit*................................   19,729    14,815    17,688    15,013
  Loss from continuing operations..............     (622)   (3,232)     (221)   (2,864)
  Loss from discontinued operations............       --      (701)       --    (5,715)
  Extraordinary loss...........................       --      (349)     (578)       --
  Net loss.....................................     (622)   (4,282)     (799)   (8,579)
  Basic and diluted loss per share:
  Continuing operations........................    (0.03)    (0.14)    (0.01)    (0.12)
  Discontinued operations......................       --     (0.03)       --     (0.25)
  Extraordinary loss...........................       --     (0.02)    (0.02)       --
  Net loss.....................................    (0.03)    (0.19)    (0.03)    (0.37)

---------------

* Represents revenues less costs of sales.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

18. VALUATION ALLOWANCES

     Activity in the valuation accounts was as follows (in thousands):

                                       BALANCE AT   CHARGED TO                TRANSLATION   BALANCE AT
                                       BEGINNING     COST AND                     AND          END
                                       OF PERIOD     EXPENSES    DEDUCTIONS   OTHER, NET    OF PERIOD
                                       ----------   ----------   ----------   -----------   ----------
Year Ended December 31, 2000:
  Allowance for doubtful accounts
     receivable......................   $ 2,283      $   402      $   (646)      $(44)       $ 1,995
  Reserve for inventories............     4,620          778          (447)       (36)         4,915
  Estimated loss on sale of
     discontinued operations.........    13,237           --       (10,728)        --          2,509
Year Ended December 31, 1999:
  Allowance for doubtful accounts
     receivable......................     1,757        1,180          (581)       (73)         2,283
  Reserve for inventories............     4,554          773          (729)        22          4,620
  Provision for operating loss during
     phaseout period included in net
     assets of discontinued
     operations......................    12,977           --       (12,977)        --             --
  Estimated loss on sale of
     discontinued operations.........     9,237        4,000            --         --         13,237
Year Ended December 31, 1998:
  Allowance for doubtful accounts
     receivable......................     1,252        1,570        (1,251)       186          1,757
  Reserve for inventories............     1,912        2,645          (334)       331          4,554
  Provision for operating loss during
     phaseout period included in net
     assets of discontinued
     operations......................        --       12,977            --         --         12,977
  Estimated loss on sale of
     discontinued operations.........        --        9,237            --         --          9,237

19. SUBSEQUENT EVENTS

     On February 9, 2001, the Company began trading its common stock on the New York Stock Exchange under the symbol "OIS" pursuant to completion of its initial public offering. On February 14, 2001, the Company closed the business combination and the offerings thereby acquiring the minority interests and the Sooner operations.

     Concurrent with the offering, the Company acquired Sooner Inc. for $69.5 million. The Company exchanged 7,597,152 shares of its common stock for all of the outstanding common shares of Sooner Inc. The Company will account for the acquisition under the purchase method and will record approximately $39 million in goodwill, that will be amortized over a 15-year period.

     Concurrently with the closing of the offering, the Company issued 4,275,555 shares of common stock to SCF III and SCF IV in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF III and SCF IV.

     With the proceeds received in the offering, the Company repaid outstanding debt of the Controlled Group and Sooner of $40.9 million, redeemed preferred stock of Oil States of $21.8 million, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $6.9 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds were used to reduce amounts outstanding under bank lines of credit. Preferred stock redeemed with offering proceeds included the Series A Preferred Stock, the Series A

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

Exchangeable Cumulative Preferred Stock, the Series B Exchangeable Cumulative Preferred Stock and the Convertible Preferred Stock, all instruments of OSI.

     On February 14, 2001, the Company entered into a $150 million senior secured revolving credit facility. This new credit facility replaced existing bank credit facilities. (see Note 5.)

                                  SOONER INC.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Sooner Inc.

     We have audited the accompanying balance sheets of Sooner Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sooner Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years in then ended in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Tulsa, Oklahoma
August 14, 2000

                                  SOONER INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                 JUNE 30,
                                                             DECEMBER 31,   -------------------
                                                                 2000         2000       1999
                                                             ------------   --------   --------
                                                             (UNAUDITED)
                                            ASSETS

Current assets:
  Cash and cash equivalents................................    $  1,430     $  1,878   $  4,852
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $249 (unaudited), $250 and
     $196..................................................      32,239       32,278     16,955
  Tubular goods inventories................................      71,761       52,039     56,928
  Refundable income taxes..................................          --           --         32
  Deferred taxes...........................................         526          779        802
  Prepaid expenses and other...............................         472          746      1,339
                                                               --------     --------   --------
          Total current assets.............................     106,428       87,720     80,908
                                                               --------     --------   --------
Property, plant and equipment..............................       5,805        5,768      5,497
Accumulated depreciation...................................      (1,279)        (974)      (412)
                                                               --------     --------   --------
                                                                  4,526        4,794      5,085
                                                               --------     --------   --------
Goodwill, net of accumulated amortization of $2,008
  (unaudited), $1,491 and $526.............................      13,262       14,066     13,953
Accounts and notes receivable..............................       1,524        1,014      1,609
Investments, at cost.......................................       2,208        2,204      2,204
Debt issuance costs, net of accumulated amortization of $74
  (unaudited), $60 and $30.................................          74           89        119
Deposits and other assets..................................         260          381        273
                                                               --------     --------   --------
          Total assets.....................................    $128,282     $110,268   $104,151
                                                               ========     ========   ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- trade................................    $ 35,348     $ 25,546   $  9,802
  Income taxes payable.....................................         311          309        203
  Accrued liabilities......................................         927        1,544      1,147
  Accrued taxes other than income taxes....................       1,247          917      1,257
  Current portion of long-term notes payable...............          --          156        156
  Current portion of subordinated long-term notes payable
     to related parties....................................          --        2,155      4,000
                                                               --------     --------   --------
          Total current liabilities........................      37,833       30,627     16,565
                                                               --------     --------   --------
Long-term notes payable....................................      33,881       27,545     41,093
Long-term subordinated notes payable to related parties....      26,906       26,116     33,243
                                                               --------     --------   --------
          Total long-term liabilities......................      60,787       53,661     74,336
                                                               --------     --------   --------
Stockholders' equity:
  Common stock, $.01 per value; 100,000 shares authorized,
     26,178 and 23,703 shares issued and outstanding.......          --           --         --
  Capital in excess of par value...........................      26,176       26,176     23,701
  Retained earnings (accumulated deficit)..................       3,486         (196)   (10,451)
                                                               --------     --------   --------
          Total stockholders' equity.......................      29,662       25,980     13,250
                                                               --------     --------   --------
          Total liabilities and stockholders' equity.......    $128,282     $110,268   $104,151
                                                               ========     ========   ========

                            See accompanying notes.

                                  SOONER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)

                                                   SIX-MONTH PERIOD ENDED     FOR THE YEAR ENDED
                                                        DECEMBER 31,               JUNE 30,
                                                  -------------------------   -------------------
                                                     2000          1999         2000       1999
                                                  -----------   -----------   --------   --------
                                                  (UNAUDITED)   (UNAUDITED)
Net sales.......................................   $136,529      $104,416     $258,985   $108,768
Operating costs and expenses:
  Cost of sales.................................    125,457        95,530      235,134    108,613
  Selling, general and administrative
     expenses...................................      4,494         4,485        9,306      7,365
                                                   --------      --------     --------   --------
                                                    129,951       100,015      244,440    115,978
                                                   --------      --------     --------   --------
Operating income (loss).........................      6,578         4,401       14,545     (7,210)
                                                   --------      --------     --------   --------
Other income (expense):
  Investment and other income...................         87           198          538        613
  Interest expense..............................     (1,939)       (2,460)      (4,583)    (4,450)
                                                   --------      --------     --------   --------
                                                     (1,852)       (2,262)      (4,045)    (3,837)
                                                   --------      --------     --------   --------
Income (loss) before income taxes...............      4,726         2,139       10,500    (11,047)
                                                   --------      --------     --------   --------
Provision for (benefit from) income taxes:
  Current.......................................        875            15          223        173
  Deferred......................................        169            --           22       (769)
                                                   --------      --------     --------   --------
                                                      1,044            15          245       (596)
                                                   --------      --------     --------   --------
Net income (loss)...............................   $  3,682      $  2,124     $ 10,255   $(10,451)
                                                   ========      ========     ========   ========
Income (loss) per common share:
  Basic and diluted.............................   $ 140.65      $  89.66     $ 421.88   $(589.62)
                                                   ========      ========     ========   ========
  Weighted average shares outstanding...........     26,178        23,690       24,308     17,725
                                                   ========      ========     ========   ========

                            See accompanying notes.

                                  SOONER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            RETAINED
                                                                            EARNINGS
                                                    COMMON   ADDITIONAL   (ACCUMULATED
                                                    STOCK     PAID-IN       DEFICIT)      TOTAL
                                                    ------   ----------   ------------   --------
Issuance of 17,183 shares of common stock at
  formation of Company............................   $--      $17,182       $     --     $ 17,182
Issuance of 6,520 shares of common stock..........    --        6,519             --        6,519
Net loss..........................................    --           --        (10,451)     (10,451)
                                                     ---      -------       --------     --------
Balance at June 30, 1999..........................    --       23,701        (10,451)      13,250
Issuance of 25 shares of common stock.............    --           25             --           25
Repurchase and cancellation of 50 shares of common
  stock...........................................    --          (50)            --          (50)
Exercise of warrants to purchase 2,500 shares of
  common stock....................................    --        2,500             --        2,500
Net income........................................    --           --         10,255       10,255
                                                     ===      =======       ========     ========
Balance at June 30, 2000..........................   $--      $26,176       $   (196)    $ 25,980
                                                     ===      =======       ========     ========
Net income (unaudited)............................    --           --          3,682        3,682
                                                     ---      -------       --------     --------
Balance at December 31, 2000 (unaudited)..........   $--      $26,176       $  3,486     $ 29,662
                                                     ===      =======       ========     ========

                            See accompanying notes.

                                  SOONER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   SIX-MONTH PERIOD ENDED     FOR THE YEAR ENDED
                                                        DECEMBER 31,               JUNE 30,
                                                  -------------------------   -------------------
                                                     2000          1999         2000       1999
                                                  -----------   -----------   --------   --------
                                                  (UNAUDITED)   (UNAUDITED)
Operating activities
  Net income (loss).............................   $  3,682      $  2,124     $ 10,255   $(10,451)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization expense......        866           798        1,641      1,055
     (Gain) loss on disposition of assets.......         58            40         (345)      (256)
     Noncash interest expense recorded as
       additional notes payable principal due
       related parties..........................        790           712        2,161      2,065
     Changes in assets and liabilities:
       Accounts and accrued interest
          receivable............................     (1,268)       (3,670)     (14,728)     5,382
       Tubular goods inventories................    (19,722)        4,632        4,889     36,428
       Accounts payable and accrued
          liabilities...........................     10,314         9,329       15,802    (16,111)
       Income taxes.............................        255            38          160       (630)
       Prepaid expenses and other...............        393           141          466        296
                                                   --------      --------     --------   --------
Net cash provided by (used in) operating
  activities....................................     (4,632)       14,144       20,301     17,778
                                                   --------      --------     --------   --------
Investing activities
Purchases of property, plant and equipment......       (136)         (304)        (782)      (622)
Proceeds from sale of assets....................         15            93          791      2,905
Purchases of businesses, less cash acquired of
  $459..........................................         --            --           --    (96,235)
Other...........................................         (3)           --           --         84
                                                   --------      --------     --------   --------
Net cash provided by (used in) investing
  activities....................................       (124)         (211)           9    (93,868)
                                                   --------      --------     --------   --------
Financing activities
Proceeds from issuance of notes payable and
  draws on line of credit.......................         --            --        4,000     53,921
Proceeds from issuance of notes payable from
  related parties...............................         --            --           --     34,548
Payment of debt issuance costs..................         --            --           --       (149)
Issuance of shares of common stock..............         --            25           25     21,486
Repurchase and cancellation of shares of common
  stock.........................................         --           (50)         (50)        --
Debt payments on notes payable and line of
  credit........................................      6,176       (11,068)     (17,548)   (25,494)
Debt payments on notes payable to related
  parties.......................................     (1,868)       (4,895)      (9,711)    (3,370)
                                                   --------      --------     --------   --------
Net cash provided by (used in) financing
  activities....................................      4,308       (15,988)     (23,284)    80,942
                                                   --------      --------     --------   --------
Net increase (decrease) in cash and cash
  equivalents...................................       (448)       (2,055)      (2,974)     4,852
Cash and cash equivalents at beginning of
  period........................................      1,878         4,852        4,852         --
                                                   --------      --------     --------   --------
Cash and cash equivalents at end of period......   $  1,430      $  2,797     $  1,878   $  4,852
                                                   ========      ========     ========   ========
Cash paid during year for interest..............   $  1,142      $  1,743     $  2,467   $  2,355
                                                   ========      ========     ========   ========
Cash paid during year for income taxes..........   $    700      $     --     $     85   $     --
                                                   ========      ========     ========   ========

                            See accompanying notes.

                                  SOONER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     Sooner Inc. is a distributor of oilfield tubular products and was formed to acquire Sooner Pipe and Supply Corporation and subsidiaries (collectively the "Company"). The Company's operations are located primarily in the United States ("U.S."). In addition, the Company has sales and marketing subsidiaries located in the United Kingdom ("U.K."), Canada, Nigeria and Venezuela. The majority of sales are to large fully integrated and independent oil companies headquartered in the U.S. The Company generally does not require collateral on trade receivables from these companies.

  Recent Developments

     On July 31, 2000, the Company entered into a Combination Agreement with Oil States International, Inc. ("OSII") whereby OSII would acquire the Company in a stock-for-stock merger and the Company would become a wholly-owned subsidiary of OSII. The merger closed on February 14, 2001.

  Consolidation

     The accompanying financial statements include Sooner Inc. and all wholly-owned subsidiaries. All significant intercompany balances and transactions, including any profits in inventory, are eliminated in consolidation.

  Use of Estimates

     Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash Equivalents

     The Company includes as cash equivalents all certificates of deposit and U.S. treasury securities with original maturities of 90 days or less.

  Inventories

     Inventories are priced at lower of cost or market using the first-in, first-out (FIFO) cost method.

  Property, Plant and Equipment

     Depreciation is computed on the straight-line method at varying rates by asset classification. Assets of foreign subsidiaries are depreciated on straight-line and accelerated methods over their estimated useful lives. Amortization of leasehold improvements is computed on the straight-line method over the life of the lease. Depreciation expense was $626,000 and $499,000 for the years ended June 30, 2000 and 1999, respectively.

     Capital additions and major renewals and betterments are capitalized as incurred and are depreciated over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in other income for the period. Normal repairs and maintenance are expensed to current operations as incurred.

  Goodwill and Other Intangible Assets

     Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, is amortized on a straight-line basis over a 15-year period. Debt issuance costs are amortized as interest expense on a

                                  SOONER INC.

straight-line basis, which does not differ materially from the results had the interest method been used, over the life of the Company's revolving credit agreement which expires on July 2, 2003. Total amortization costs were $1,015,000 and $556,000 for the years ended June 30, 2000 and 1999, respectively.

  Impairment of Long-Lived Assets

     The Company evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

     For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

  Incentive Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Foreign Currency Translation

     The Company has foreign subsidiaries operating in the United Kingdom, Canada, Nigeria and Venezuela. For its foreign subsidiaries, the functional currency is considered to be the U.S. dollar. The foreign currency transaction adjustments are included in determining net income or loss.

  Income Taxes

     The Company provides deferred income taxes on temporary differences between the financial statement and tax bases of assets and liabilities. No deferred U.S. income taxes have been provided on the undistributed earnings (approximately $6,191,000 and $4,320,000 at June 30, 2000 and 1999,
respectively) of the foreign subsidiaries since it is the Company's intention to indefinitely reinvest those earnings to finance the continued growth and development of those entities. Under present tax law, such an amount would be subject to U.S. income taxes at prevailing tax rates less foreign tax credits if remitted to the parent company.

  Revenue Recognition

     Net sales are recognized when oilfield tubular products are shipped or, if terminal services are also provided by the Company, when risk of ownership has passed to a customer. Terminal fees of $3,819,000 and $2,500,000 were recognized for the years ended June 30, 2000 and 1999, respectively, on a monthly basis as earned.

                                  SOONER INC.

  Earnings Per Share

     Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the treasury stock method. For purposes of computing earnings per share in a loss period, common stock equivalents are excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

  New Accounting Standards

     In March 1998, Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," was issued. This SOP requires capitalization of specified costs incurred in connection with an internal-use software project. The Company adopted the SOP on July 1, 1999. Neither the Company's financial position, results of operations nor cash flows were significantly impacted by this SOP.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998, and requires start-up costs capitalized prior to that date be written off and any future start-up costs to be expensed as incurred. The Company adopted the SOP on July 1, 1999. The adoption of the SOP did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that all derivative instruments be recorded as assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 on July 1, 2000. The Company's financial position, results of operations or cash flows were not significantly impacted by the adoption of this SFAS.

2. ACQUISITIONS

     During 1999, the Company acquired four oilfield tubular products distribution businesses for $115,627,000. The acquisitions were accounted for using the purchase method in which the Company allocated the purchase price based on the estimated fair values of the assets acquired. The excess of the purchase price over the fair value of the acquired net assets of $14,479,000 was recorded as goodwill. Results of operations from the acquisitions are included in the accompanying consolidated financial statements from the dates of acquisition.

     The following selected unaudited pro forma information (in thousands, except per share amounts) is provided to present a summary of the combined results of the Company as if the acquisitions discussed above had occurred at the beginning of 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the acquired businesses operated as part of the Company for the full year ended June 30, 1999.

                                                             FOR THE
                                                            YEAR ENDED
                                                             JUNE 30,
                                                               1999
                                                            ----------
Net sales................................................    $271,784
Net loss.................................................      (8,554)
Basic and diluted loss per share.........................     (360.90)

                                  SOONER INC.

     The acquisitions were financed with cash and noncash proceeds from the issuance of debt and equity. Cash proceeds were as follows (in thousands):

Revolving line of credit..................................   $48,921
Term note payable.........................................     5,000
Junior subordinated notes payable.........................    21,387
Issuance of 21,386 shares of common stock of the
  Company.................................................    21,386
                                                             -------
                                                             $96,694
                                                             =======

     Noncash proceeds reflect debt and equity issued to the former owner of one of the acquired companies and were as follows (in thousands):

Senior subordinated note payable..........................   $10,000
Senior subordinated contingent note payable...............     4,840
Junior subordinated note payable..........................     2,047
Issuance of 2,046 shares of common stock of the Company...     2,046
                                                             -------
                                                             $18,933
                                                             =======

     One of the acquisitions included a contingent payment provision. The Company estimated the total contingent payment at the acquisition date to be $4,840,000. At June 30, 2000, the Company reevaluated its estimate of the total contingent payment and increased the senior subordinated contingent note payable by $1,000,000 as a non-cash transaction. Goodwill was also increased $1,000,000 and will be amortized over 13 years, which is the remaining amortization period related to this acquisition.

3. INVESTMENTS

     Investments consist primarily of a 20% interest in common stock of an oilfield tubular products company. The investment is carried at cost ($2,059,000 at June 30, 2000 and 1999), as the Company does not have the ability to exercise significant influence over the operating and financial policies of the company. The investment was obtained by the Company in the year ended June 30, 1999 in a noncash transaction in exchange for a note receivable and accrued interest owed the Company from a related party who purchased inventory and real estate from the Company for $3,804,000. A cash payment of $1,850,000 was made by the related party on August 31, 1998 with the remaining balance represented by a $1,954,000 subordinated 6% note receivable.

                                  SOONER INC.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, and related estimated useful lives consists of the following (in thousands):

                                             DECEMBER 31,   JUNE 30,   JUNE 30,    ESTIMATED
                                                 2000         2000       1999     USEFUL LIVES
                                             ------------   --------   --------   ------------
                                             (UNAUDITED)
Land.......................................     $  544       $  544     $  689
Land improvements..........................        144          132        134          20
Buildings..................................        901          901      1,012        9-40
Machinery and equipment....................      1,951        1,948      1,978        6-10
Office equipment and software..............      1,647        1,602        961        6-10
Automotive equipment.......................        205          227        380           5
Improvements to leased premises............        413          414        343           9
                                                ------       ------     ------
                                                $5,805       $5,768     $5,497
                                                ======       ======     ======

5. COMMITMENTS

     The Company leases office space for periods to 2002. The related rent expense for the year ended June 30, 2000 and 1999 totaled $1,080,000 and $815,000, respectively. At June 30, 2000, minimum annual rentals under noncancelable leases are as follows (in thousands):

2001........................................................   $ 404
2002........................................................       3
                                                               -----
                                                                 407
Less: noncancelable sublease to stockholder.................    (138)
                                                               -----
                                                               $ 269
                                                               =====

6. STOCK AGREEMENTS

     The Company adopted a Stock Option Plan (the "Plan") that provides for the issuance of options to key employees to purchase the Company's common stock. The exercise price of all the outstanding options is $1,000, which has been determined to be not less than the fair value of a share of common stock at the grant date. Options under the Plan vest and become exercisable in four annual installments beginning one year after the grant date, and expire six years after the grant date. The Company granted 1,300 and 875 options in the years ended June 30, 2000 and 1999, respectively. The Company canceled 400 options in the year ended June 30, 2000. The weighted average remaining life of the options is
5.1 years. There were 119 options exercisable at June 30, 2000. At June 30, 2000, there were 1,225 shares of the Company's common stock reserved for future grants of options.

     The Company also issued during the years ended June 30, 2000 and 1999 common stock options to key employees to purchase 350 and 325 shares, respectively, of common stock of the Company for $1,000 per share. These options vested upon grant. Two employees purchased a total of 100 shares of common stock during the year ended June 30, 1999 for $100,000. Options to purchase a total of 225 shares expired unexercised in July 1999. At June 30, 2000, options to purchase a total of 350 shares were outstanding and expire during 2001 if not exercised.

     SFAS No. 123 requires pro forma disclosures of net income as if the Company has accounted for employee stock options under the fair value method of SFAS No.
123. The fair value of these options are estimated at the date of grant using the "minimum value" option pricing model with the following weighted

                                  SOONER INC.

average assumptions for the years ended June 30, 2000 and 1999, respectively: risk-free interest rate of 5.78% and 5.75%, dividend yield of zero and expected life of each option of four years.

     Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Using the "minimum value" option valuation model, the weighted average grant date value of options granted during the years ended June 30, 2000 and 1999 was $206.40 and $205.45 per option, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and basic and diluted earnings (loss) per share for the years ended June 30, 2000 and 1999 is as follows:

                                                               2000           1999
                                                            -----------   ------------
Pro forma net income (loss)...............................  $10,176,000   $(10,480,000)
Basic and diluted earnings (loss) per share...............  $    418.63   $    (591.26)

     During 1999, the Company issued 26,104 warrants to purchase common stock to its stockholders. These warrants were issued in conjunction with other stockholder transactions, including the funding of the junior subordinated notes payable and the modifications to the senior subordinated notes payable and the senior subordinated contingent note payable. The warrants are exercisable at $1,000 per share and expire between July 2, 2000 and June 30, 2008. In April 2000, a shareholder of the Company exercised warrants to acquire 2,500 shares of common stock. The shareholder paid for the shares in a non-cash exchange for $2,500,000 in outstanding senior subordinated notes payable, including interest and principal due the shareholder.

7. PROFIT SHARING PLANS

     The Company has a contributory profit sharing plan in which substantially all U.S. employees are eligible to participate. The plan provides for annual Company contributions of a discretionary amount determined by the Board of Directors, provided however that the amount of such contribution shall not exceed the maximum amount deductible by the Company under the provisions of the Internal Revenue Code. Company contributions to the plan were $128,000 and $104,000 during the years ended June 30, 2000 and 1999, respectively.

8. INCOME TAXES

     The components of the provision for (benefit from) income taxes for the year ended June 30, are as follows (in thousands):

                                                              2000   1999
                                                              ----   -----
Current:
  Federal...................................................  $154   $  --
  State.....................................................    29      --
  Foreign...................................................    40     173
                                                              ----   -----
                                                               223     173
Deferred....................................................    22    (769)
                                                              ----   -----
Total provision (benefit)...................................  $245   $(596)
                                                              ====   =====

                                  SOONER INC.

     A reconciliation of the U.S. statutory tax rate for the year ended June 30 to the consolidated provision for (benefit from) income taxes is as follows (in thousands):

                                                               2000      1999
                                                              -------   -------
Expected federal income tax provision (benefit) at current
  statutory rates...........................................  $ 3,570   $(3,756)
Increase (decrease) in valuation allowance..................   (3,700)    3,700
State income tax (benefit), net of federal benefit..........      415      (582)
Income of foreign subsidiaries taxed at different rates,
  including foreign net operating loss carryforwards
  utilized..................................................      (93)      (40)
Other.......................................................       53        82
                                                              -------   -------
Provision for (benefit from) income taxes...................  $   245   $  (596)
                                                              =======   =======

     Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows (in thousands):

                                                              2000    1999
                                                              ----   -------
Deferred tax assets:
  Book over tax accrued liabilities.........................  $212   $   245
  Book over tax reserves for inventory and accounts
     receivable.............................................   531     2,114
  Tax over book inventory capitalization....................    36       112
  Net operating loss carryforward...........................    --     2,031
                                                              ----   -------
  Total deferred tax assets.................................   779     4,502
Less valuation allowance....................................    --    (3,700)
                                                              ----   -------
Net deferred tax assets.....................................  $779   $   802
                                                              ====   =======

     The Company had a U.S. net operating loss carryforward of $5,109,000 which was utilized in 2000. The Company reversed the valuation allowance of $3,700,000 in 2000 as the Company expects the deferred tax assets at June 30, 2000 to be fully realizable.

9. LONG-TERM NOTES PAYABLE

     Long-term debt and notes payable consist of the following (in thousands):

                                                       DECEMBER 31,   JUNE 30,   JUNE 30,
                                                           2000         2000       1999
                                                       ------------   --------   --------
                                                       (UNAUDITED)
Revolving line of credit.............................    $33,881      $27,545    $41,093
Term note payable....................................         --          156        156
Senior subordinated notes payable....................         --        1,160      9,772
Senior subordinated contingent note payable..........         --          995      2,845
Junior subordinated notes payable....................     26,906       26,116     24,626
                                                         -------      -------    -------
                                                          60,787       55,972     78,492
Less current portion.................................         --        2,311      4,156
                                                         -------      -------    -------
                                                         $60,787      $53,661    $74,336
                                                         =======      =======    =======

     The Company has a $50,000,000 credit agreement, with priority to the senior subordinated notes payable, senior subordinated contingent note payable and junior subordinated notes payable. Total borrowings under the revolving line of credit, the term note payable and any letters of credit cannot exceed $50,000,000. Aggregate letters of credit cannot exceed $5,000,000. The amounts available under the line of credit at

                                  SOONER INC.

June 30, 2000 and 1999 were approximately $13,200,000 and $3,000,000, respectively. The credit agreement is secured by all of the accounts receivable, inventory and property, plant and equipment of the Company as defined in the credit agreement ($89,111,000 and $78,968,000 at June 30, 2000 and 1999,
respectively) plus all common stock of the subsidiaries of the Company. The credit agreement terminates on July 2, 2003 and bears interest at the First Union National prime rate (7.75% at June 30, 2000), or adjusted Eurodollar rate as defined in the agreement plus, in either case, 1.75% (8.4% at June 30, 2000). The credit agreement also requires the Company to maintain a minimum net worth and restricts the payment of cash dividends, incurrence of additional debt or sale of property, plant and equipment as defined in the credit agreement. A
 1/4% per annum unused commitment fee is charged monthly on the unused portion of the credit agreement plus a $2,000 monthly service fee.

     The Company had a $10,000,000 senior subordinated note payable and a $7,500,000 senior subordinated contingent note payable as defined in the stock purchase agreement ("Agreement") between the former owner of Sooner Pipe & Supply Corporation and the Company. The senior subordinated note payable was subsequently amended and restated later in the year ended June 30, 1999 into two senior subordinated notes payable (Notes A and B) of $5,000,000 each. Principal payments on Note A are due in five equal quarterly installments of $1,000,000 on the first day of January, April, July and October, commencing July 1, 1999. Accrued interest is payable on October 1, 2000. At June 30, 2000, $119,000 was outstanding on Note B and is due on July 31, 2000. The senior subordinated notes payable have priority over the senior subordinated contingent note payable and junior subordinated notes payable and bear interest at a rate dependent upon the existence of outstanding borrowings on the credit agreement discussed above. If a balance is outstanding on the credit agreement, the senior subordinated note payable bears interest at that rate plus .25% (8% at June 30, 2000). If no amounts are outstanding against the credit agreement, the notes bear interest at an annual rate of 7.7%. However, the interest rate shall never be lower than that of any indebtedness incurred in conjunction with a designated transaction as defined by the Agreement. In the event of default, the notes will bear an interest rate of 9.7%.

     The senior subordinated contingent note payable bears interest at a non-compounding rate of 6% per annum and has priority over the junior subordinated notes payable. Principal and interest payments on the senior subordinated contingent note payable are limited to 37.5% of the quarterly proceeds from the previous calendar quarter's sale of any portion of $20,000,000 of designated inventory, as defined in the Agreement. The other 62.5% of the proceeds from the sale of the designated inventory must be applied as payment against the senior subordinated Note B as identified above. The lender has the option, with ten days written notice, of demanding final payment of $150,000 on the senior subordinated contingent note payable when the value of the designated inventory has been reduced to $2,000,000. The value of the designated inventory at June 30, 2000 for purposes of this note was $2,038,000.

     At formation, the Company entered into two junior subordinated notes payable with its stockholders for $17,184,000. During May and June 1999, the Company entered into additional junior subordinated notes payable to its stockholders for $6,250,000. All junior subordinated notes bear an interest rate of 6% compounded annually and are due on June 30, 2008. A $169,000 junior subordinated note payable and 170 shares of $.01 par value common stock were issued in exchange for a portion of the scheduled July 1, 1999 payment on the senior subordinated Note A described above and represents a noncash transaction. The unpaid interest on the senior and junior subordinated notes payable is capitalized as additional principal in a noncash transaction until due.

                                  SOONER INC.

     At June 30, 2000, annual maturities of long-term notes payable were as follows (in thousands):

2001......................................................   $ 2,311
2002......................................................        --
2003......................................................        --
2004......................................................    27,545
2005......................................................        --
Thereafter................................................    26,116
                                                             -------
                                                             $55,972
                                                             =======

10. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Noncurrent accounts and notes receivable: As the maturity of these receivables is less than three years, fair value is estimated to approximate historically recorded amounts.

          Investments at cost: Fair value is estimated to approximate historically recorded amounts as the investments are primarily in a non-publicly traded company for which it is not practicable to estimate its fair value.

          Long-term notes payable: The fair value of the Company's long-term notes payable is based on the prices of similar securities with similar terms and credit ratings. The carrying amount and fair value of the Company's long-term notes payable is $55,972,000 and $55,391,000, respectively, at June 30, 2000 and $78,492,000 and $79,197,000,
     respectively, at June 30, 1999.

11. LEGAL CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

12. SEGMENT DISCLOSURES

     The Company evaluates performance based upon segment income (loss) before income taxes which includes revenues from external and internal customers, operating costs and expenses, and depreciation and amortization. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales are generally accounted for at the cost of the selling segment.

     The Company's geographical reporting segments are based on product shipment origin for revenues and physical location for other items. Other includes operations in Venezuela and Canada. Long-lived assets are

                                  SOONER INC.

comprised of property, plant and equipment, goodwill and other intangible and non-current assets (in thousands).

                               AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                          ---------------------------------------------------------------
                            U.S.     NIGERIA    U.K.     OTHER    ELIMINATIONS    TOTAL
                          --------   -------   -------   ------   ------------   --------
                                                    (UNAUDITED)
Revenues:
  External..............  $131,185   $ 3,267   $ 2,082   $   (5)    $     --     $136,529
  Intersegment..........     2,046        --        --       --       (2,046)          --
                          --------   -------   -------   ------     --------     --------
          Total.........   133,231     3,267     2,082       (5)      (2,046)     136,529
Income before income
  taxes.................     9,523       575       237       25       (5,634)       4,726
Total assets............   187,614     7,589     3,381    2,094      (72,396)     128,282
Long-lived assets.......    89,145     1,573       376       --      (69,240)      21,854
Additions to long-lived
  assets................       125        --        11       --           --          136
Depreciation and
  amortization..........       777        78        11       --           --          866

                               AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                          ---------------------------------------------------------------
                            U.S.     NIGERIA    U.K.     OTHER    ELIMINATIONS    TOTAL
                          --------   -------   -------   ------   ------------   --------
                                                    (UNAUDITED)
Revenues:
  External..............  $ 99,723   $ 1,846   $ 2,466   $  381     $     --     $104,416
  Intersegment..........     1,517        --        --       --       (1,517)          --
                          --------   -------   -------   ------     --------     --------
          Total.........   101,240     1,846     2,466      381       (1,517)     104,416
Income before income
  taxes.................     5,166        55       166       13       (3,261)       2,139
Total assets............   143,819     8,864     2,982    2,669      (57,961)     100,373
Long-lived assets.......    70,751     2,736       151       --      (50,018)      23,620
Additions to long-lived
  assets................       248        25        31       --           --          304
Depreciation and
  amortization..........       713        77         8       --           --          798

                                    AS OF AND FOR THE YEAR ENDED JUNE 30, 2000
                          ---------------------------------------------------------------
                            U.S.     NIGERIA    U.K.     OTHER    ELIMINATIONS    TOTAL
                          --------   -------   -------   ------   ------------   --------
Revenues:
  External..............  $242,582   $12,263   $ 3,759   $  381     $     --     $258,985
  Intersegment..........     3,414        --        --       --       (3,414)          --
                          --------   -------   -------   ------     --------     --------
          Total.........   245,996    12,263     3,759      381       (3,414)     258,985
Income before income
  taxes.................    22,943     1,555       300       55      (14,353)      10,500
Total assets............   166,233    11,659     2,442    2,112      (72,178)     110,268
Long-lived assets.......    84,635     1,245       276       --      (63,608)      22,548
Additions to long-lived
  assets................     1,715        37        30       --           --        1,782
Depreciation and
  amortization..........     1,455       170        16       --           --        1,641

                                  SOONER INC.

                                    AS OF AND FOR THE YEAR ENDED JUNE 30, 1999
                          ---------------------------------------------------------------
                            U.S.     NIGERIA    U.K.     OTHER    ELIMINATIONS    TOTAL
                          --------   -------   -------   ------   ------------   --------
Revenues:
  External..............  $ 77,256   $14,726   $12,134   $4,652     $     --     $108,768
  Intersegment..........     3,421        --        --       --       (3,421)          --
                          --------   -------   -------   ------     --------     --------
          Total.........    80,677    14,726    12,134    4,652       (3,421)     108,768
Income (loss) before
  income taxes..........   (20,647)    2,894       645      (21)       6,082      (11,047)
Total assets............   142,063    10,844     5,554    4,010      (58,320)     104,151
Long-lived assets.......    67,819     2,152        29       --      (46,757)      23,243
Additions to long-lived
  assets................    21,913     2,338        45        2           --       24,298
Depreciation and
  amortization..........       851       185        16        3           --        1,055

     The Company had net sales greater then 10% of total net sales to the following customers by segment:

                                                              2000    1999
                                                              ----   -------
Nigeria -- Mobil Producing Nigeria..........................   --    $14,723
U.K. -- Mobil North Sea.....................................   --     12,134
U.S. -- ARCO Alaska, Inc. ..................................   --     11,925
U.S. -- UNOCAL..............................................   --     11,072

                        SOONER PIPE & SUPPLY CORPORATION

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholder of
Sooner Pipe & Supply Corporation

     We have audited the accompanying consolidated balance sheet of Sooner Pipe & Supply Corporation as of July 2, 1998 and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from August 1, 1997 to July 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Sooner Pipe & Supply Corporation at July 2, 1998 and the consolidated results of its operations and its cash flows for the period from August 1, 1997 to July 2, 1998, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
August 14, 1998

                        SOONER PIPE & SUPPLY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                  JULY 2, 1998
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                ASSETS

Current assets:
  Cash and cash equivalents.................................  $    459
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of
      $250..................................................    19,809
     Affiliates.............................................        57
  Accrued interest receivable...............................         3
  Deferred income taxes.....................................        76
  Income tax receivable.....................................       491
  Inventories...............................................    27,695
  Prepaid expenses and other................................     1,599
                                                              --------
          Total current assets..............................    50,189
Property, plant and equipment...............................    17,664
Accumulated depreciation and amortization...................   (12,297)
                                                              --------
                                                                 5,367
Investments and other assets:
  Accounts and notes receivable.............................     3,037
  Deposits and other assets.................................       502
                                                              --------
                                                                 3,539
                                                              --------
          Total assets......................................  $ 59,095
                                                              ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable -- trade.................................  $ 23,215
  Accrued liabilities.......................................     1,343
  Accrued taxes other than income taxes.....................     1,589
                                                              --------
          Total current liabilities.........................    26,147
Stockholder's equity:
  Common stock, $100 par value; 10,000 shares authorized,
     7,000 shares issued....................................       700
  Capital in excess of par value............................         1
  Retained earnings.........................................    34,017
  Treasury stock............................................    (1,770)
                                                              --------
          Total stockholder's equity........................    32,948
                                                              --------
          Total liabilities and stockholder's equity........  $ 59,095
                                                              ========

                            See accompanying notes.

                        SOONER PIPE & SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   PERIOD FROM AUGUST 1, 1997 TO JULY 2, 1998
              (IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)

Net sales...................................................  $185,098
Operating costs and expenses:
  Cost of sales.............................................   161,774
  Terminal operating expenses...............................     3,725
  Selling, general and administrative expenses..............    21,828
                                                              --------
                                                               187,327
                                                              --------
Operating loss..............................................    (2,229)
Other income (expense):
  Investment income.........................................       863
  Interest expense..........................................       (52)
  Other.....................................................       498
                                                              --------
                                                                 1,309
                                                              --------
Loss before income taxes....................................      (920)
Provision for income taxes:
  Current...................................................      (334)
  Deferred..................................................       338
                                                              --------
                                                                     4
                                                              --------
Net loss....................................................  $   (924)
                                                              ========
Loss per common share:
  Basic and diluted.........................................  $(132.00)
  Weighted average shares outstanding.......................     7,000

                            See accompanying notes.

                        SOONER PIPE & SUPPLY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
               FOR THE PERIOD AUGUST 1, 1997 THROUGH JULY 2, 1998
                                 (IN THOUSANDS)

                                             CAPITAL IN
                                             EXCESS OF
                                    COMMON      PAR       RETAINED   TRANSLATION   TREASURY
                                    STOCK      VALUE      EARNINGS   ADJUSTMENT     STOCK      TOTAL
                                    ------   ----------   --------   -----------   --------   -------
Balance at August 1, 1997.........   $700        $1       $54,024        $14       $(1,770)   $52,969
Net loss..........................     --        --          (924)        --            --       (924)
Dividends Declared................     --        --       (19,083)        --            --    (19,083)
Currency Translation Adjustment...     --        --            --        (14)           --        (14)
                                     ----        --       -------        ---       -------    -------
Balance at July 2, 1998...........   $700        $1       $34,017        $--       $(1,770)   $32,948
                                     ====        ==       =======        ===       =======    =======

                            See accompanying notes.

                        SOONER PIPE & SUPPLY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   PERIOD FROM AUGUST 1, 1997 TO JULY 2, 1998
                                 (IN THOUSANDS)

Operating activities
  Net loss from operations..................................  $   (924)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................       889
     Gain on disposition of assets..........................       (53)
     Changes in assets and liabilities:
       Accounts and accrued interest receivable.............     1,660
       Inventories..........................................   (10,461)
       Accounts payable and accrued liabilities.............     1,717
       Income taxes.........................................       328
       Other................................................    (1,246)
                                                              --------
          Net cash used in operating activities.............    (8,090)
Investing activities
  Purchases of investment securities........................   (13,507)
  Maturities and sales of investment securities.............     8,512
  Purchases of property, plant and equipment................    (2,180)
  Proceeds from sale of assets..............................     1,019
  Other.....................................................    (2,280)
                                                              --------
          Net cash used in investing activities.............    (8,436)
Financing activities
  Dividends paid............................................    (5,000)
                                                              --------
  Net decrease in cash and cash equivalents.................   (21,526)
  Cash and cash equivalents at beginning of period..........    21,985
                                                              --------
  Cash and cash equivalents at end of period................  $    459
                                                              ========
Supplemental disclosure of cash flows:
  Income taxes refunded, net................................  $    618
  Noncash dividends declared and paid.......................  $ 14,083

                            See accompanying notes.

                        SOONER PIPE & SUPPLY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     The Company is a distributor of oilfield tubular and general products. The Company's operations are located primarily in the United States ("U.S."). In addition, the Company has sales and marketing subsidiaries located in the United Kingdom ("U.K."), Canada, Nigeria and Barbados. The majority of sales are to large fully-integrated and independent oil companies headquartered in the U.S. The Company generally does not require collateral on trade receivables from these companies.

  Consolidation

     The accompanying financial statements include Sooner Pipe & Supply Corporation and all subsidiaries (collectively the "Company"). All significant intercompany balances and transactions, including any profits in inventory, are eliminated in consolidation.

  Use of Estimates

     Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash Equivalents

     The Company includes as cash equivalents all certificates of deposit and U.S. treasury securities with original maturities of 90 days or less.

  Inventories

     Inventories are priced at lower of cost or market. Inventories held in the U.S. are valued primarily at LIFO and those held outside the U.S. are valued primarily at FIFO.

  Property, Plant and Equipment

     Depreciation is computed on the straight-line and declining balance methods at varying rates by asset classification. Assets of foreign subsidiaries are depreciated on straight-line and accelerated methods over their estimated useful lives. Amortization of leasehold improvements is computed on the straight-line method over the life of the lease.

     Capital additions and major renewals and betterments are capitalized as incurred and are depreciated over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is reflected in other income for the period. Normal repairs and maintenance are expensed to current operations as incurred.

  Impairment of Long-Lived Assets

     The Company evaluates the long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

                        SOONER PIPE & SUPPLY CORPORATION

     For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

  Foreign Currency Remeasurement

     The Company has foreign subsidiaries operating in the United Kingdom, Canada, Nigeria and Barbados. For its foreign subsidiaries, the functional currency is considered to be the U.S. dollar, and therefore inventory, fixed assets and stockholder's equity are translated into U.S. dollars at historical exchange rates while other balance sheet accounts are remeasured into U.S. dollars at exchange rates in effect at year-end. The resulting remeasurement adjustments are included in determining net income or loss. Income and expense accounts are remeasured at average rates of exchange during the period, except depreciation, which is translated at historical exchange rates. The foreign currency transaction adjustments are also included in determining net income or loss. Included in loss before income taxes is net foreign exchange remeasurement and transaction expense of $186,000 for the period from August 1, 1997 to July 2, 1998.

  Income Taxes

     The Company is included in its ultimate parent's consolidated U.S. federal income tax return. Provision for income taxes is computed at existing statutory rates without regard to separate return limitations.

     The Company provides deferred income taxes on temporary differences between the financial statement and tax bases of assets and liabilities. No deferred U.S. income taxes have been provided on the undistributed earnings (approximately $833,000 at July 2, 1998) of the foreign subsidiaries since it is the Company's intention to indefinitely reinvest those earnings to finance the continued growth and development of those entities. Under present tax law, such an amount would be subject to U.S. income taxes at prevailing tax rates less foreign tax credits if remitted to the parent company.

  Revenue Recognition

     Net sales are recognized when oilfield tubular products are shipped or, if terminal services are also provided by the Company, when risk of ownership has passed to a customer. Terminal fees of $3,395,000 were recognized in the period from August 1, 1997 to July 2, 1998 on a monthly basis as earned.

  Investment Securities

     Management determines the appropriate classification of government debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are designated as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is also included in investment income. All of the Company's investment securities were paid to the Company's parent as a noncash dividend in the period from August 1, 1997 to July 2, 1998.

  Earnings Per Share

     Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the treasury stock method. For purposes of computing earnings per share in a loss year, common stock equivalents are excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

                        SOONER PIPE & SUPPLY CORPORATION

  New Accounting Standards

     In March 1998, Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," was issued. This SOP requires capitalization of specified costs incurred in connection with an internal-use software project. Adoption of this SOP is not required until fiscal 2000. Neither the Company's financial position, results of operations nor cash flows are expected to be significantly impacted by this SOP.

     In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998, and requires start-up costs capitalized prior to that date be written off and any future start-up costs to be expensed as incurred. The Company has determined that the impact of the adoption of the SOP will not materially impact the Company's financial position, results of operations or cash flows.

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that all derivative instruments be recorded as assets or liabilities on the balance sheet at fair value. SFAS No. 133 is not required to be adopted by the Company until July 1, 2000. The Company's financial position, results of operations or cash flows are not expected to be significantly impacted by this SFAS when adopted.

2. INVENTORIES

     Inventories consist of the following at July 2, 1998 (in thousands):

Tubular goods.............................................   $26,429
Oilfield supplies.........................................     1,266
                                                             -------
                                                             $27,695
                                                             =======

     During the period from August 1, 1997 to July 2, 1998, LIFO inventory quantities were reduced resulting in a partial liquidation of the LIFO bases, the effect of which decreased the net loss, after income taxes, by $1,912,000. Inventories stated under the LIFO method were $14,996,000 at July 2, 1998. If the FIFO method had been used, inventories would have been $45,405,000 higher than reported at July 2, 1998.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, and related estimated useful lives consists of the following at July 2, 1998:

                                                                   COST         ESTIMATED
                                                              (IN THOUSANDS)   USEFUL LIVES
                                                              --------------   ------------
Land........................................................     $ 1,295
Land improvements...........................................       2,096             20
Buildings...................................................       3,729           9-40
Machinery and equipment.....................................       6,088           6-10
Office equipment............................................       2,764           6-10
Automotive equipment........................................       1,286              5
Improvements to leased premises.............................         406              9
                                                                 -------
                                                                 $17,664
                                                                 =======

                        SOONER PIPE & SUPPLY CORPORATION

4. COMMITMENTS

     The Company leases office space, store buildings and land for periods to 2002. The related rent expense for the period from August 1, 1997 to July 2, 1998 totaled $1,328,000. At July 2, 1998 minimum annual rentals under noncancellable leases are as follows (in thousands):

1999.......................................................   $1,004
2000.......................................................      920
2001.......................................................      685
2002.......................................................       74
                                                              ------
                                                              $2,683
                                                              ======

5. PROFIT SHARING PLANS

     The Company has a contributory profit sharing plan in which substantially all U.S. employees are eligible to participate. The plan provides for annual Company contributions of a discretionary amount determined by the Board of Directors, provided however that the amount of such contribution shall not exceed the maximum amount deductible by the Company under the provisions of the Internal Revenue Code. Company contributions to the plan of $256,000 were charged against earnings in the period from August 1, 1997 to July 2, 1998.

6. FOREIGN OPERATIONS

     The following is a summary of the financial data of the foreign subsidiaries as of July 2, 1998 and for the period from August 1, 1997 to July 2, 1998 (in thousands):

Current assets............................................   $19,136
Intercompany receivable...................................       612
Property, plant and equipment, net of accumulated
  depreciation............................................       529
Other assets..............................................     3,197
                                                             -------
          Total assets....................................   $23,474
                                                             =======
Current liabilities.......................................   $ 3,262
Intercompany payable......................................    18,252
Stockholder's equity......................................     1,960
                                                             -------
          Total liabilities and stockholder's equity......   $23,474
                                                             =======
Sales (net of intercompany)...............................   $22,927
                                                             =======
Net income................................................   $ 1,101
                                                             =======

7. FOREIGN CURRENCY HEDGES

     The Company enters into forward exchange contracts to hedge some of its foreign currency transactions for periods consistent with the terms of the underlying transactions. The Company does not engage in speculation, nor does the Company hedge non-transaction related balance sheet exposure. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged. At July 2, 1998, the Company had $1,700,000 of foreign exchange contracts outstanding in Canadian dollars.

     The forward exchange contracts generally have maturities that do not exceed six months. Based on July 2, 1998 exchange rates and the various maturity dates of the foreign currency forward contracts, the

                        SOONER PIPE & SUPPLY CORPORATION

Company estimates the aggregate contract value to be representative of the fair value of these items at July 2, 1998.

8. INCOME TAXES

     The components of the provision (benefit) for income taxes for the period from August 1, 1997 to July 2, 1998 is as follows (in thousands):

Current:
  Federal...................................................   $(691)
  State.....................................................       3
  Foreign...................................................     354
                                                               -----
                                                                (334)
Deferred -- federal.........................................     338
                                                               -----
Total provision.............................................   $   4
                                                               =====

     Significant components of the Company's deferred tax liabilities and assets at July 2, 1998 consist of the following (in thousands):

Deferred tax assets:
  Book over tax accrued liabilities.........................   $71
  Other.....................................................     5
                                                               ---
          Total deferred tax assets.........................   $76
                                                               ===

     A reconciliation of the U.S. Statutory tax rate at July 2, 1998 to the consolidated provision for income taxes is as follows (in thousands):

Expected federal income tax benefit at current statutory
  rates.....................................................   $(313)
State income tax provision, net of federal impact...........       1
Nondeductible expenses......................................     155
Income of foreign subsidiaries, taxed at different rates....     234
Other.......................................................     (73)
                                                               -----
Provision for income taxes..................................   $   4
                                                               =====

9. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

          Noncurrent accounts and notes receivable: As the maturity of these receivables is less than three years, fair value is estimated to approximate historically recorded amounts.

10. LEGAL CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

                        SOONER PIPE & SUPPLY CORPORATION

11. SEGMENT DISCLOSURES

     The Company evaluates performance based upon segment income (loss) before income taxes which includes revenues from external and internal customers, operating costs and expenses, and depreciation and amortization. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales are generally accounted for at the cost of the selling segment.

     The Company's geographical reporting segments are based on product shipment origin for revenues and physical location for other items. Long-lived assets are comprised of property, plant and equipment and other non-current assets.

                                    U.S.     NIGERIA    U.K.    CANADA    BARBADOS   ELIMINATIONS    TOTAL
                                  --------   -------   ------   -------   --------   ------------   --------
                                                                (IN THOUSANDS)
Revenues:
  External......................  $162,172   $ 2,766   $3,323   $16,837     $ --       $     --     $185,098
  Intersegment..................     9,409        --       --        --       --         (9,409)          --
                                  --------   -------   ------   -------     ----       --------     --------
          Total.................   171,581     2,766    3,323    16,837       --         (9,409)     185,098
Income (loss) before income
  taxes.........................    (1,679)      297      (95)      677      778           (898)        (920)
          Total assets..........    60,101    14,783    6,257     2,365       68        (24,479)      59,095
Long-lived assets...............    10,910     3,578       93        21       --         (5,696)       8,906
Additions to long-lived
  assets........................     1,504     2,934        7        15       --             --        4,460
Depreciation and amortization...       708       164       12         5       --             --          889

     During fiscal 1998, the Company had net sales greater than 10% of total sales to the following customers by segment (in thousands):

U.S. -- G.B. Tubulars, Inc................................   $23,990
U.S. -- UNOCAL............................................    23,480

12. IMPACT OF YEAR 2000 (UNAUDITED)

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Various computer and other equipment may also have embedded Year 2000 issues.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company estimates that approximately 91% of the required conversions are complete, and based on the current plan of action, the Company does not believe the Year 2000 project costs will be significant.

     Management estimates that the Year 2000 project will be completed no later than December, 1998, which is prior to any anticipated impact on its operating systems.

     The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     In addition, communications are ongoing with other companies with which the Company's systems interface or rely on to determine the extent to which those companies are addressing their Year 2000 compliance.

                        SOONER PIPE & SUPPLY CORPORATION

13. SUBSEQUENT EVENTS

     As a result of the sale of the Company on July 2, 1998, the Company has entered into or guaranteed various debt agreements to finance the acquisition of the Company by the new owners ("Sooner Inc."). The Company entered into a $50,000,000 credit agreement which is guaranteed by Sooner Inc. and includes a $40,000,000 revolving line of credit (a borrowing of $35,000,000 occurred on July 2, 1998), a $5,000,000 term note payable in monthly installments with final maturity on June 30, 2000, and $5,000,000 in letter of credit accommodations. Interest is payable at the First Union National Bank Prime Rate, or adjusted Eurodollar rate as defined in the agreement plus 1.75%, per annum depending on whether the revolver loans are Prime Rate or Eurodollar Rate loans when borrowed, as defined in the agreement. The revolving line of credit and letter of credit accommodations expire on July 2, 2003.

     The Company also guaranteed and assumed a $10,000,000 senior subordinated note and a $7,500,000 senior subordinated contingent note, as defined in the sale agreement, between Sooner Inc. and the Company's parent. The $10,000,000 note bears interest at the same rate as the $50,000,000 credit agreement noted above and matures on July 2, 1999. The $7,500,000 note bears interest at 6% per annum and is payable in quarterly installments based on 37.5% of the quarterly proceeds from the sale of $20,000,000 of designated inventory as identified in the sale agreement. The other 62.5% of the quarterly proceeds from the sale of such inventory must be applied as payment against the $5,000,000 term note and the $10,000,000 note as identified above.

     The Company also sold inventory and real estate to a related party of Sooner Inc. on July 31, 1998 for $3,804,000. This amount is contingent upon settlement of the valuation of the inventory sold. A payment of $1,850,000 will be made on August 31, 1998 with the remainder being represented by a $1,954,000 subordinated 6% note due to the Company in annual installments of $977,000, plus interest, with final maturity on July 31, 2000.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1*           -- Amended and Restated Certificate of Incorporation
          3.2*           -- Amended and Restated Bylaws
          3.3*           -- Certificate of Designations of Special Preferred Voting
                            Stock of Oil States International, Inc.
          4.1            -- Form of common stock certificate (incorporated by
                            reference to Exhibit 4.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
          4.2*           -- Amended and Restated Registration Rights Agreement
         10.1            -- Combination Agreement dated as of July 31, 2000 by and
                            among Oil States International, Inc., HWC Energy
                            Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger
                            Sub-Sooner, Inc. and PTI Group Inc. (incorporated by
                            reference to Exhibit 10.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.2*           -- Plan of Arrangement of PTI Group Inc.
         10.3*           -- Support Agreement between Oil States International, Inc.
                            and PTI Holdco
         10.4*           -- Voting and Exchange Trust Agreement by and among Oil
                            States International, Inc., PTI Holdco and Montreal Trust
                            Company of Canada
         10.5*,**        -- 2001 Equity Participation Plan
         10.6**          -- Form of Deferred Compensation Plan (incorporated by
                            reference to Exhibit 10.6 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.7*,**        -- Annual Incentive Compensation Plan
         10.8*,**        -- Executive Agreement between Oil States International,
                            Inc. and Douglas E. Swanson
         10.9*,**        -- Executive Agreement between Oil States International,
                            Inc., and Cindy B. Taylor
         10.10**         -- Form of Executive Agreement between Oil States
                            International, Inc. and other Named Executive Officers
                            (Messrs. Hughes and Chaddick) (incorporated by reference
                            to Exhibit 10.10 of Oil States' Registration Statement
                            No. 333-43400 on Form S-1).
         10.11**         -- Form of Change of Control Severance Plan for Selected
                            Members of Management (incorporated by reference to
                            Exhibit 10.11 of Oil States' Registration Statement No.
                            333-43400 on Form S-1).
         10.12           -- Credit Agreement among Oil States International, Inc.,
                            PTI Group Inc., the Lenders named therein, Credit Suisse
                            First Boston, Credit Suisse First Boston Canada, Hibernia
                            National Bank and Royal Bank of Canada. (incorporated by
                            reference to Exhibit 10.12 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.13**         -- Form of Restricted Stock Agreement between Oil States
                            International, Inc. and Douglas E. Swanson (incorporated
                            by reference to Exhibit 10.13 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.14**         -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.14 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         10.15*,**       -- Compensation Letter Agreement between HWC Energy
                            Services, Inc. and Jay Trahan
         16.1            -- Letter Regarding Change in Certifying Accountant
                            (incorporated by reference to Exhibit 16.1 of Oil States'
                            Registration Statement No. 333-43400 on Form S-1).
         21.1            -- List of subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         24.1*           -- Powers of Attorney for Directors

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements.