Form 10-Q
period 2001-03-31
OIL STATES INTERNATIONAL INC
filed 2001-05-15
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________________ to

Commission file number               1-16337

                         -----------------------------
                         OIL STATES INTERNATIONAL, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     76-0476605
       -------------------------------                  ------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

 Three Allen Center, 333 Clay Street, Suite 3460,                 77002
                 Houston, Texas
       -------------------------------                  ------------------------
    (Address of principal executive offices)                    (Zip Code)


                                 (713) 652-0582
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]                  NO  [ ]

The Registrant had 48,270,431 shares of common stock outstanding as of May 10, 2001.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
                         Part I -- FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Unaudited Pro Forma Consolidated and Combined Financial Statements
                 Unaudited Pro Forma Consolidated and Combined Statement of Operations for the
                    Three Months Ended March 31, 2001                                                            4
                 Unaudited Pro Forma Combined Statement of Operations for the
                    Three Months Ended March 31, 2000                                                            5
                 Notes to Unaudited Pro Forma Consolidated and Combined Financial Statements                    6-7

               Consolidated and Combined Financial Statements
                 Unaudited Consolidated and Combined Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000                                                                      8
                 Consolidated and Combined Balance Sheets -- March 31, 2001 (unaudited) and
                    December 31, 2000                                                                            9
                 Unaudited Consolidated and Combined Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                                                                     10
               Notes to Unaudited Consolidated and Combined Financial Statements                              11 - 13

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations          14 - 21

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       21

                          Part II -- OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                                        22

Item 4.        Submission of Matters to a Vote of Security Holders                                              22

Item 6.        Exhibits and Reports on Form 8-K

                 (a) Index of Exhibits                                                                        22 - 24

                 (b) Report on Form 8-K                                                                         24

               Signature Page                                                                                   25


       UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

     The following tables set forth unaudited pro forma consoldiated and combined financial information for Oil States International, Inc. (Oil States) giving effect to:

     o the combination of Oil States, HWC Energy Services, Inc. (HWC) and PTI Group Inc. (PTI) (collectively, the Controlled Group) as entities under the common control of SCF-III L.P. (SCF-III), based upon reorganization accounting, which yields results similar to pooling of interest accounting, effective from the dates each of these entities became controlled by SCF-III (the Combination);

     o the conversion of the common stock held by the minority interests of each entity in the Controlled Group into shares of our common stock, based on the purchase method of accounting;

     o the conversion of all of the outstanding common stock of Sooner Inc. (Sooner) into shares of our common stock, based on the purchase method of accounting; and

     o the exchange of 4,275,555 shares of common stock for $36.0 million of debt of Sooner and Oil States (the SCF Exchange); and

     o our sale of 10,000,000 shares of common stock (the Offering) and the application of the net proceeds to us.

     The unaudited pro forma consolidated and combined statements of operations for the three months ended March 31, 2001 and 2000, respectively were prepared based upon the historical combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

     o    our acquisition of minority interests of the Controlled Group;

     o    our acquisition of Sooner;

     o our exchange of shares of common stock for debt of Sooner and Oil States; and

     o    our sale of shares in the Offering,

as if these transactions had occurred on January 1, 2000.

     The unaudited pro forma consolidated and combined financial statements do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future. The unaudited pro forma consolidated and combined financial statements should be read in conjunction with the historical combined financial statements and notes thereto included in the Oil States' Annual Report on Form 10-K.

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      PRO FORMA
                                                      ----------------------------------------------------------------------------
                                                        SOONER INC.                      MINORITY
                                                       (PERIOD FROM       SOONER INC.    INTEREST      OFFERING       CONSOLIDATED,
                                        CONSOLIDATED  JAN. 1, 2001 TO    ADJUSTMENTS   ADJUSTMENTS   ADJUSTMENTS      ACQUISITIONS
                                            GROUP      FEB. 14, 2001)     (NOTE 2)       (NOTE 3)   (NOTES 1 AND 4)   AND OFFERING
                                        ------------  ---------------    ------------  -----------  ---------------  -------------
Revenue................................   $142,977        $48,517          $             $            $                 $191,494
Expenses
  Costs of sales.......................    108,179         45,142                                                        153,321
  Selling, general and administrative..     12,304          1,133                                                         13,437
  Depreciation and amortization........      6,364            188            331           135                             7,018
  Other expense (income)...............       (135)                                                                         (135)
                                          --------        -------          -----         -----        ------            --------
Operating income (loss)................     16,265          2,054           (331)         (135)                           17,853
                                          --------        -------          -----         -----        ------            --------
Interest income........................        263             22                                                            285
Interest expense.......................     (3,197)          (585)                                       843(A)           (2,939)
Other income ..........................        264             --                                                            264
                                          --------        -------          -----         -----        ------            --------
  Earnings before income taxes.........     13,595          1,491           (331)         (135)          843              15,463
Income tax (expense) benefit...........       (180)          (542)                                       491(D)             (231)
                                          --------        -------          -----         -----        ------            --------
Net income (loss) before minority
  interests............................     13,415            949           (331)         (135)        1,334              15,232
Minority interests, net of taxes.......     (1,600)            --                                      1,600                  --
                                          --------        -------          -----         -----        ------            --------
Net income (loss) before
  extraordinary item...................     11,815            949           (331)         (135)        2,934              15,232
Extraordinary loss on debt
  restructuring........................       (784)            --                                                           (784)
                                          --------        -------          -----         -----        ------            --------
Net income (loss)......................     11,031                                                                        14,448
Preferred dividends....................        (41)            --                                         41(C)               --
                                          --------        -------          -----         -----        ------            --------
Net income attributable to common
  shares...............................   $ 10,990        $   949          $(331)        $(135)       $2,975            $ 14,448
                                          ========        =======          =====         =====        ======            ========
Net income per common share............
  Basic................................   $    .30                                                                      $   0.30
                                          ========                                                                      ========
  Diluted..............................   $    .29                                                                      $   0.30
                                          ========                                                                      ========
Average shares outstanding ............
  Basic................................     36,418                                                                        48,156
                                          ========                                                                      ========
  Diluted..............................     38,337                                                                        48,634
                                          ========                                                                      ========

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            PRO FORMA
                                        -----------------------------------------------------------------------------------
                                                                                  MINORITY
                                                                    SOONER INC.   INTEREST      OFFERING         COMBINED,
                                          COMBINED                  ADJUSTMENTS  ADJUSTMENTS   ADJUSTMENTS     ACQUISITIONS
                                            GROUP      SOONER INC.   (NOTE 2)     (NOTE 3)   (NOTES 1 AND 4)   AND OFFERING
                                        ------------  ------------ ------------ ------------ ---------------   ------------
Revenue...............................    $ 88,227      $ 70,425      $            $           $                $ 158,652
Expenses
  Costs of sales......................      60,023        63,722                                                  123,745
  Selling, general and administrative.       9,506         1,984                                   236 (B)         11,726
  Depreciation and amortization.......       5,189           357         663         364                            6,573
  Other expense (income)..............         (31)                                                                   (31)
                                          --------      --------      ------       -----        ------           --------
Operating income (loss)..............       13,540         4,362        (663)       (364)         (236)            16,639
                                          --------      --------      ------       -----        ------           --------
Interest income......................           16           105                                                      121
Interest expense.....................       (2,791)       (1,108)                                1,532 (A)         (2,367)
Other income (expense)...............           65            --                                   (25)(E)             40
                                          --------      --------      ------       -----        ------           --------
  Earnings before income taxes.......       10,830         3,359        (663)       (364)        1,271             14,433
Income tax (expense) benefit.........       (5,226)            1                                 1,950 (D)         (3,277)
                                          --------      --------      ------       -----        ------           --------
Net Income (loss) before minority
  interests..........................        5,604         3,358        (663)       (364)        3,221             11,156
Minority interests, net of taxes.....       (2,576)           --                                 2,569                 (7)
                                          --------      --------      ------       -----        ------           --------
Net income (loss)....................        3,028         3,358        (663)       (364)        5,790             11,149
Preferred dividends..................          (82)           --                                    82 (C)             --
                                          --------      --------      ------       -----        ------           --------
Net income attributable to common
  shares.............................     $  2,946      $  3,358      $ (663)     $ (364)      $ 5,872          $  11,149
                                          ========      ========      ======      ======       =======          ========
Net income per common share..........
  Basic..............................     $    .12                                                              $    0.23
                                          ========                                                              =========
  Diluted............................     $    .11                                                              $    0.23
                                          ========                                                              =========
Average shares outstanding ..........
  Basic..............................       23,905                                                                 48,165
                                          ========                                                              =========
  Diluted............................       25,848                                                                 48,421
                                          ========                                                              =========

                         OIL STATES INTERNATIONAL, INC.

  NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma consolidated and combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma consolidated and combined statements of operations for the three months ended March 31, 2001 and 2000 have been adjusted for the effects of purchase accounting, as described below.

     The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering on February 14, 2001. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma consolidated and combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma consolidated and combined statements of operations for the three months ended March 31, 2001 and 2000 include the historical financial statements of Sooner prior to the acquisition, for the entire three month period ended March 31, 2000 and for the period from January 1, 2001 to February 14, 2001. Subsequent to the acquisition, Sooner's results are included with the results of the Controlled Group.

NOTE 1 -- COMBINING ADJUSTMENTS

     Sooner's results from its February 14, 2001 acquisition date are included with the Controlled Group. Minority interest in income (loss) and related tax effect of the Controlled Group are presented below (in thousands):

                                                                          TOTAL
                                                                        --------
          Three Months Ended March 31, 2000..........................   $  2,569
                                                                        ========
          Three Months Ended March 31, 2001..........................   $  1,600
                                                                        ========

NOTE 2 -- ACQUISITION OF SOONER

    Certain reclassifications have been made to conform the presentation of Sooner's financial statements to that of the Controlled Group.

    To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the offering price per share of $9.00 (in millions):

          Purchase price.............................................    $  69.5(1)
          Less: Fair value of net assets acquired....................       29.7
                                                                         -------
          Goodwill...................................................                 $  39.8
                                                                                      =======
          Amortization for the three months ended March 31, 2000.....                 $   .66
                                                                                      =======
          Amortization  for the period from January 1, 2001 to
          February 14, 2001..........................................                 $   .33
                                                                                      =======

----------
(1) The purchase price for Sooner includes the estimated fair value of Sooner stock options ($1.1 million) converted into Oil States stock options.

NOTE 3 -- ACQUISITION OF MINORITY INTERESTS

     To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical minority interests amounts reflected for the Controlled Group (in millions):

          Amortization of the additional goodwill for
            the three months ended March 31, 2000................    $ .36
                                                                     =====
          Amortization of the additional goodwill for
            the three months ended March 31, 2001................    $ .13
                                                                     =====

NOTE 4 -- OFFERING

(A) To adjust interest expense for debt repaid with Offering proceeds and as a result of the exchange of shares for subordinated debt.

(B) To adjust for costs associated with the new corporate office, including executives hired in connection with the Offering, which costs are not fully reflected in the historical financial statements. These costs will have a continuing impact on our operations.

(C) To eliminate preferred stock dividends due to the conversion of the preferred stock.

(D) To adjust income tax expense for the reduction in deferred taxes due to the formation of the consolidated group.

(E) To conform classification of income and expenses to current classifications.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                   2001          2000
                                                               ----------    --------------

 Revenues...................................................     $142,977     $  88,227

 Costs and expenses:
   Cost of sales............................................      108,179        60,023
   Selling, general and administrative expenses.............       12,304         9,506
   Depreciation expense.....................................        4,996         4,418
   Amortization expense.....................................        1,368           771
   Other operating expense (income).........................         (135)          (31)
                                                                 --------     ---------
                                                                  126,712        74,687
                                                                 --------     ---------
 Operating income...........................................       16,265        13,540

 Interest expense...........................................       (3,197)       (2,791)
 Interest income............................................          263            16
 Other income (expense).....................................          264            65
                                                                 --------      --------
 Income before income taxes, minority interest, and
   extraordinary item.......................................       13,595        10,830
 Income tax expense.........................................         (180)       (5,226)
 Minority interest in income of combined companies and
   consolidated subsidiaries................................       (1,600)       (2,576)
                                                                 --------      --------
 Net income before extraordinary item.......................       11,815         3,028

 Extraordinary loss on debt restructuring, net of income
   taxes....................................................          784            --
                                                                 --------     ---------
 Net income ................................................       11,031         3,028

 Preferred dividends........................................          (41)          (82)
                                                                 --------      --------
 Net income attributable to common shares...................     $ 10,990      $  2,946
                                                                 ========      ========
 Basic earnings (loss) per share:
   Earnings per share before extraordinary item.............     $    .32     $     .12

   Extraordinary loss on debt restructuring, net of income
    taxes...................................................         (.02)           --
   Basic net income per share...............................          .30           .11

 Diluted earnings (loss) per share:
   Earnings per share before extraordinary item.............     $    .31     $     .12

   Extraordinary loss on debt restructuring, net of income
    taxes...................................................         (.02)           --

   Diluted net income per share.............................          .29           .11

 Weighted average number of common shares outstanding
   (in thousands):
   Basic....................................................       36,418        23,905
   Diluted..................................................       38,337        25,848


                 The accompanying notes are an integral part of
                          these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            CONSOLIDATED     COMBINED
                                                              MARCH 31,     DECEMBER 31,
                              ASSETS                            2001            2000
                                                            ------------    -----------
                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents................................   $   5,684     $   4,821
  Accounts receivable, net.................................     112,993        64,137
  Inventories, net.........................................     106,535        30,826
  Prepaid expenses and other current assets................       3,863         1,715
                                                              ---------     ---------
    Total current assets...................................     229,075       101,499

Property, plant, and equipment, net........................     144,190       143,468
Goodwill, net..............................................     175,191       103,391
Other noncurrent assets....................................       7,789         5,160
                                                              ---------     ---------
     Total assets..........................................   $ 556,245     $ 353,518
                                                              =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.................   $  88,764     $  57,248
  Income taxes.............................................       5,165         2,796
  Current portion of long-term debt........................       3,063        37,629
  Other current liabilities................................       3,922         3,433
                                                              ---------     ---------
     Total current liabilities.............................     100,914       101,106

  Long-term debt...........................................     116,306       102,614
  Deferred income taxes....................................      15,598        19,977
  Postretirement healthcare benefits.......................       6,003         5,899
  Other liabilities........................................       4,532         4,519
                                                              ---------     ---------
     Total liabilities.....................................     243,353       234,115

Minority interest..........................................         155        37,561
Redeemable preferred stock.................................          --        25,293
Stockholders' equity:
  Convertible preferred stock..............................          --         1,625
  Common stock.............................................         483           272
  Additional paid-in capital...............................     326,430        83,810
  Retained (deficit).......................................      (7,798)      (25,854)
  Accumulated other comprehensive loss.....................      (6,378)       (3,304)
                                                              ---------     ---------
     Total stockholders' equity............................     312,737        56,549
                                                              ---------     ---------
     Total liabilities and stockholders' equity............   $ 556,245     $ 353,518
                                                              =========     =========

                 The accompanying notes are an integral part of
                          these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE  MONTHS  ENDED MARCH 31,
                                                                               ------------------------------
                                                                                     2001           2000
                                                                                   --------       --------
Cash flows from operating activities:
  Net income before extraordinary item........................................     $ 11,815       $  3,028
  Adjustments to reconcile net income from continuing operations to net cash from operating activities:
    Minority interest, net of distributions...................................        1,600          2,476
    Depreciation and amortization.............................................        6,364          5,189
    Deferred income tax provision (benefit)...................................       (4,577)           410
    Other, net................................................................          257             48
    Changes in working capital................................................      (26,468)       (13,551)
                                                                                   --------       --------
      Net cash flows used by operating activities.............................      (11,009)        (2,400)

Cash flows from investing activities:
  Acquisitions of businesses..................................................           --         (3,500)
  Capital expenditures........................................................       (4,660)        (3,665)
  Proceeds from sale of equipment.............................................        2,425            374
  Cash acquired in Sooner acquisition.........................................        4,894             --
  Payment of earn-out for acquired business...................................       (2,120)            --
  Other, net..................................................................          (40)            83
                                                                                   --------       --------
      Net cash flows provided by (used in) investing activities...............          499         (6,708)

Cash flows from financing activities:
  Revolving credit borrowings.................................................       19,953          4,050
  Debt repayments.............................................................      (64,038)       (22,281)
  Debt borrowings.............................................................           --         28,458
  Preferred stock dividends...................................................         (844)            --
  Issuance of common stock....................................................       84,200             --
  Repurchase of preferred stock...............................................      (21,775)            --
  Payment of offering and financing costs.....................................       (4,511)            --
  Other, net..................................................................       (1,665)          (108)
                                                                                   --------       --------
      Net cash flows provided by financing activities.........................       11,320         10,119

Effect of exchange rate changes on cash.......................................         (102)           (23)
                                                                                   --------       --------
Net increase in cash and cash equivalents from continuing operations..........          708            988
Net cash used in discontinued operations......................................          155           (536)
Cash and cash equivalents, beginning of year..................................        4,821          3,216
                                                                                   --------       --------
Cash and cash equivalents, end of year........................................     $  5,684       $  3,668
                                                                                   ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated and combined financial statements include the activities of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group, Inc. (PTI), collectively the Controlled Group or the Company. The reorganization accounting method, which yields results similar to the pooling of interest method, has been used in the preparation of the consolidated and combined financial statements of the Controlled Group (entities under common control of SCF-III L.P., a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the three-month period ended March 31, 2000, and for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner Inc. (Sooner) in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated, combined and pro forma financial statements.

     The accompanying unaudited consolidated and combined financials statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

     The financial statements included in this report should be read in conjunction with Oil States' audited combined financial statements and accompanying notes included in its 2000 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.   INITIAL PUBLIC OFFERING, MERGER TRANSACTIONS AND REFINANCING

     On February 9, 2001, the Company began trading its common stock on the New York Stock Exchange under the symbol "OIS" pursuant to completion of its initial public offering (the Offering). On February 14, 2001, the Company closed the business combination and the Offering thereby acquiring the minority interests and the Sooner operations.

     Concurrent with the Offering, the Company acquired Sooner for $69.5 million. The Company exchanged 7,597,152 shares of its common stock for all of the outstanding common shares of Sooner. The Company accounted for the acquisition using the purchase method of accounting and recorded approximately $39 million in goodwill that is being amortized over a 15-year period.

     Concurrent with the closing of the Offering, the Company issued 4,275,555 shares of common stock to SCF-III and SCF-IV L.P. (SCF-IV) in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF-III and SCF-IV (the SCF Exchange).

     With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds were used to reduce amounts outstanding under bank lines of credit.

     On February 14, 2001, the Company entered into a $150 million senior secured revolving credit facility. This new credit facility replaced existing bank credit facilities.

3.   DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2001          2000
                                                                    ---------    -----------
                                                                   (Unaudited)
         Accounts receivable, net:
            Trade...............................................    $107,564       $  61,809
            Unbilled revenue....................................       2,461              --
            Other...............................................       5,207           4,323
            Allowance...........................................      (2,239)         (1,995)
                                                                    --------       ---------
                                                                    $112,993       $  64,137
                                                                    ========       =========

                                                                    MARCH 31,      DECEMBER 31,
                                                                      2001             2000
                                                                    ---------      ------------
                                                                   (Unaudited)
         Inventories, net:
            Finished goods and purchased products...............    $ 90,063        $ 14,813
            Work in progress....................................      12,705          12,208
            Raw materials.......................................       9,325           8,720
                                                                    --------       ---------
               Total inventories................................     112,093          35,741
            Inventory reserves..................................      (5,558)         (4,915)
                                                                    --------       ---------
                                                                    $106,535       $  30,826
                                                                    ========       =========

                                                      ESTIMATED      MARCH 31,    DECEMBER 31,
                                                      USEFUL LIFE      2001          2000
                                                      -----------    ---------    ------------
                                                                    (Unaudited)
         Property, plant and equipment, net:
            Land...................................                 $  4,272       $   3,660
            Buildings and leasehold improvements...   2-50 years      27,122          25,501
            Machinery and equipment................   2-29 years     135,892         134,983
            Rental tools...........................   3-5 years       19,025          18,370
            Office furniture and equipment.........   1-10 years       9,809           8,724
            Vehicles...............................   2-5 years        5,293           4,853
            Construction in progress...............                    1,389              26
                                                                    --------        --------
              Total property, plant and equipment..                  202,802         196,117
         Less: Accumulated depreciation............                  (58,612)        (52,649)
                                                                    --------        --------
                                                                    $144,190        $143,468
                                                                    ========        ========


                                                                   MARCH 31,     DECEMBER 31,
                                                                     2001            2000
                                                                   ---------     ------------
                                                                  (Unaudited)
         Accounts payable and accrued liabilities:
            Trade accounts payable..............................    $ 62,561       $ 26,215
            Accrued compensation................................       5,873          7,685
            Accrued insurance...................................       2,755          2,819
            Accrued interest....................................         388          6,646
            Other...............................................      17,187         13,883
                                                                    --------       --------
                                                                    $ 88,764       $ 57,248
                                                                    ========       ========

4.   SEGMENT AND RELATED INFORMATION

    In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Offshore Products and Wellsite Services and, since the acquisition of Sooner, Tubular Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

     Financial information by industry segment for each of the three-month periods ended March 31, 2001 and 2000 is summarized in the following table (in thousands):

                                                   OFFSHORE      WELLSITE       TUBULAR     CORPORATE AND
                                                   PRODUCTS      SERVICES       SERVICES    ELIMINATIONS      TOTAL
                                                   --------      --------       --------    -------------    --------
           MARCH 31, 2001
              Revenues from unaffiliated
              customers.........................   $ 29,501      $ 69,155       $ 44,321       $     --      $142,977
                                                   ========      ========       ========       ========      ========
              EBITDA............................      1,787        19,879          2,101         (1,138)       22,629
                                                   ========      ========       ========       ========      ========
              Depreciation and amortization.....      1,610         4,076            202            476         6,364
                                                   ========      ========       ========       ========      ========
              Operating income (loss)...........        177        15,803          1,898         (1,613)       16,265
                                                   ========      ========       ========       ========      ========
              Capital expenditures..............        800         3,721            139             --         4,660
                                                   ========      ========       ========       ========      ========
              Total assets......................    136,821       222,795        131,273         65,356       556,245
                                                   ========      ========       ========       ========      ========

           MARCH 31, 2000
              Revenues from unaffiliated
              customers.........................     27,920        60,307             --             --        88,227
                                                   ========      ========       ========       ========      ========
              EBITDA............................      1,284        17,468             --            (23)       18,729
                                                   ========      ========       ========       ========      ========
              Depreciation and amortization.....      1,748         3,441             --             --         5,189
                                                   ========      ========       ========       ========      ========
              Operating income (loss)...........       (464)       14,026             --            (22)       13,540
                                                   ========      ========       ========       ========      ========
              Capital expenditures..............        459         3,206             --             --         3,665
                                                   ========      ========       ========       ========      ========
              Total assets......................   $159,260      $219,056       $     --       $    783      $379,099
                                                   ========      ========       ========       ========      ========

5.   EXTRAORDINARY ITEM

     In connection with the debt refinancing in February 2001 (Note 2), the Company incurred prepayment penalties and wrote-off unamortized debt issue costs totaling $0.8 million.

6.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                        2001           2000
                                                                      --------       --------
           Comprehensive income:
              Net income..........................................    $ 11,031       $  3,028
              Cumulative translation adjustment...................      (3,074)          (502)
                                                                      --------       --------
              Total comprehensive income..........................    $  7,957       $  2,526
                                                                      ========       ========


7.   COMMITMENTS AND CONTINGENCIES

     LTV Corporation (LTV), the former owner of Oil States, under the terms of the stock purchase agreement, has indemnified Oil States of all claims and contingencies, threatened or pending, relating to business activities prior to August 1, 1995. Specifically, claims involving environmental remediation, product warranty, legal actions, workers' compensation issues and various federal, state and sales tax matters related to pre-August 1995 business transactions are the financial responsibility of LTV. The financial responsibilities are initially satisfied through the reserves assumed as part of the acquisition. As of March 31, 2001, the reserve for this matter was $2.2 million.

     Oil States has warranted items related to the sale of two of its subsidiaries, subject to threshold amounts defined in the respective sale agreements. The Company believes all amounts have been properly reflected in the accompanying consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors as described below in the Overview section and as more fully described under Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 in the Business section of the Company's Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

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

     Beginning in late 1996 and continuing though the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. This downturn in activity had a material adverse effect on demand for our products and services, and our operations suffered as a result.

     The price of crude oil has increased significantly over the last 18 months due to improved demand for oil and supply reductions by OPEC member countries. This improvement in crude oil pricing has led to increases in the rig count, particularly in Canada and the United States. As of May 4, 2001, the rig count in the United States and Canada, as measured by Baker Hughes, was 1,427. Demand for our well site services and tubular services began to recover with the overall improvement of industry fundamentals. Our offshore products segment has not recovered with the general market. We believe that our offshore products segment lags the general market recovery because its sales related to offshore construction and production facility development generally occur later in the cycle. Worldwide construction activity continues at a very low level currently, but we expect it to increase substantially as construction activity in the shallow water regions of the Gulf of Mexico resumes and as the industry increasingly pursues deeper water drilling and development projects.

     Consolidation among both major and independent oil and gas companies has affected exploration, development and production activities, particularly in international areas. These companies have focused on integration activities and cost control measures over recent periods. As a result, we believe that capital spending within the industry has lagged the improvement in crude oil prices.

  The Combination

     Prior to our initial public offering in February 2001, SCF-III owned majority interests in Oil States, HWC and PTI, and SCF-IV owned a majority interest in Sooner. The following chart depicts the summary ownership structure of Oil States, HWC, PTI and Sooner prior to the Combination:

     [Chart depicting that SCF-III, L.P. owns 84.6%, 80.6% and 57.7% of Oil States, HWC and PTI, respectively, and minority shareholders own 15.4%, 19.4% and 42.3% of Oil States, HWC and PTI, respectively, in each case prior to the Combination. The chart also depicts that SCF-IV, L.P. owns 81.7% of Sooner and minority stockholders own 18.3% of Sooner, prior to the Combination.]

     L.E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III and SCF-IV. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. Concurrently with the closing of the Offering, Oil States combined with Sooner, HWC and PTI, a transaction which we refer to as the Combination. As a result HWC, Sooner and PTI became our wholly owned subsidiaries. Concurrently with the closing the Offering we also issued 4,275,555 shares of common stock to SCF-III and SCF-IV in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF (the SCF Exchange). This exchange was based on the initial public offering price of $9.00 per share less underwriting discounts and commissions. The following chart depicts the summary ownership structure of our company following the Combination, the SCF Exchange and the Offering:

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

     The financial results of Oil States, HWC and PTI have been combined for the three months ended March 31, 2000 and for the period from January 1, 2001 to February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations provided below. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of the Offering, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the three months ended March 31, 2001 and 2000 reflect the acquisition of Sooner as if such acquisition occurred on January 1, 2000. After the acquisition of Sooner, we report under three business segments. The unaudited pro forma financial statements do not reflect any cost savings or other financial synergies that may be realized after the Combination.

     PRO FORMA RESULTS OF OPERATIONS

     Following the acquisition of Sooner, we report under three business segments, offshore products, well site services and tubular services. Pro forma information including these three segments is presented below.

                                                                  PRO FORMA
                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                               -----------------
                                                                2001      2000
                                                               -------   -------
         Revenues
           Offshore Products..............................     $  29.5   $  27.9
           Well Site Services.............................        69.2      60.3
           Tubular Services...............................        92.8      70.5
                                                               -------   -------
              Total.......................................     $ 191.5   $ 158.7
                                                               =======   =======
         Operating Income (Loss)
           Offshore Products..............................     $   0.2   $  (0.5)
           Well Site Services.............................        15.8      14.0
           Tubular Services...............................         4.0       4.4
           Corporate and Eliminations.....................        (2.1)     (1.3)
                                                               -------   -------
              Total.......................................     $  17.9   $  16.6
                                                               =======   =======

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     Revenues. Pro forma revenues increased by $32.8 million, or 20.7%, to $191.5 million for the three months ended March 31, 2001 from $158.7 million for the three months ended March 31, 2000. Well site services revenues increased by $8.9 million, or 14.8%, and tubular services revenues increased $22.3 million, or 31.6%, during the same period. Of the $8.9 million increase in well site services revenues, $3.7 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $2.7 million was generated from our drilling operations, $2.4 million was generated from our rental tool operations and $0.1 million was generated from our hydraulic workover units. The improvement in revenues from our remote site accommodations, catering and logistics services and modular building construction services was due to the strong level of Gulf of Mexico drilling activity, which resulted in increased demand for our portable accommodations and related catering services and an acquisition made in the U.S. for this division in February 2000. The increased revenues in our rental tool operations and drilling rigs resulted from higher utilization and higher prices charged to our customers during the period. The increased tubular services revenues were directly attributable to increases in drilling activity over the period.

     Cost of Sales. Cost of sales increased by $29.6 million, or 23.9%, to $153.3 million for the three months ended March 31, 2001 from $123.7 million for the three months ended March 31, 2000. Cost of sales increased in our well site services and tubular services segments by $5.5 million and $22.5 million, respectively. The changes from the 2000 period to the 2001 period were caused by the same factors influencing revenues. Our gross profit margin deteriorated from 22% to 19.9% due to the mix of segmental revenue contributions and a decrease in tubular services margins.

     Selling, General and Administrative Expenses. During the three months ended March 31, 2001, selling, general and administrative expenses increased $1.7 million, or 14.5%, to $13.4 million compared to $11.7 million during the three months ended March 31, 2000. Selling, general and administrative expenses in our well site services segment increased $1.2 million, or 25.5%, due to increased activity and certain nonrecurring charges totaling $0.3 million in our remote site accommodation business. This increase was partially offset by a $0.4 million decrease in our offshore products segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity. Corporate headquarters charges were up $0.8 million due to the establishment of a new headquarters office.

     Depreciation and Amortization. Depreciation and amortization totaled $7.0 million during the three months ended March 31, 2001 compared to $6.6 million in the three months ended March 31, 2000. The 6.1% increase was primarily related to asset acquisitions and capital expenditures made in our well site services segment during 2000.

     Operating Income. Our operating income equals revenues less cost of sales, selling, general and administrative expense, depreciation and amortization and other operating income (expense). Our operating income increased by $1.3 million to $17.9 million for the three months ended March 31, 2001 from $16.6 million for the same period in 2000. Operating income from our well site services segment increased $1.8 million from $14.0 million for the three months ended March 31, 2000 to $15.8 million for the same period in 2001. Operating income in our tubular services segment decreased $0.4 million from $4.4 million in 2000 to $4.0 million in 2001. Operating income in our offshore products segment increased $0.7 million from a loss of $0.5 million in 2000 to income of $0.2 million in 2001.

     Net Interest Expense. Net interest expense totaled $2.7 million during the three months ended March 31, 2001 compared to $2.2 million during the three months ended March 31, 2000. The $0.5 million increase in net interest expense primarily related to an increase in average debt balances outstanding in our offshore products segment and to an increased rate of interest paid.

     Income Tax (Expense) Benefit. Income tax expense totaled $0.2 million during the three months ended March 31, 2001 compared to $3.3 million during the three months ended March 31, 2000. The decrease of $3.1 million, and the correspondingly low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized subsequent to the Combination. Net income for the first quarter of 2001 reflects a low estimated annual effective rate due to the partial utilization of net operating losses that benefit the consolidated group after the merger.

     Minority Interest. Minority interest expense was immaterial during the three months ended March 31, 2001 and 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

     COMBINED AND CONSOLIDATED RESULTS OF OPERATIONS.

     Prior to the Sooner acquisition, which was effective February 14, 2001, we reported under two business segments, offshore products and well site services. With the Sooner acquisition, we added the tubular services segment. Information for these segments, which represent the combined results of Oil States, HWC and PTI using reorganization accounting through the Sooner acquisition date and consolidated results of Oil States, HWC, PTI and Sooner after February 14, 2001 is presented below.

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                                 ---------------
                                                                  2001     2000
                                                                 ------    -----
          Revenues
            Offshore Products..............................      $ 29.5    $27.9
            Well Site Services.............................        69.2     60.3
            Tubular Services...............................        44.3       --
                                                                 ------    -----
               Total.......................................      $143.0    $88.2
                                                                 ======    =====
          Operating Income (Loss)
            Offshore Products..............................      $  0.2    $(0.5)
            Well Site Services.............................        15.8     14.0
            Tubular Services...............................         1.9       --

            Corporate and Eliminations.......................      (1.6)      --
                                                                 ------    -----
               Total.......................................      $ 16.3    $13.5
                                                                 ======    =====

     Revenues. Revenues increased $54.8 million, or 62.1%, during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This revenue increase was primarily attributable to the acquisition of Sooner in February which contributed $44.3 million revenues. Well site services revenues increased by $8.9 million, or 14.8%, and offshore products revenues increased $1.6 million, or 5.7%, during the same period. Of the $8.9 million increase in well site services revenues, $3.7 million was generated from our remote site accommodations, catering and logistics services and modular building services, $2.7 million was generated from our drilling operations, $2.4 million was generated from our rental tool operations and $0.1 million was generated from our hydraulic workover units. The improvements in revenues from our remote site accommodations, catering and logistics services and modular building construction services was due to the strong level of Gulf of Mexico drilling activity, which resulted in increased demand for our portable accommodations and related catering services and an acquisition made in the U.S. for the division in February 2000. The increased revenues in our rental tool operations and drilling rigs resulted from higher utilization and higher prices charged to our customers during the period.

     Cost of Sales. Cost of sales increased $48.2 million, or 80.3%, to $108.2 million in the three months ended March 31, 2001 compared to $60.0 million in the three months ended March 31, 2000. The acquisition of Sooner's tubular services business accounted for $41.1 million of this increase. Cost of sales increased in our well site services segment by $5.5 million. The changes from the 2000 period to the 2001 period were caused by the same factors influencing revenues. Our gross margins decreased to 24.3% in the three months ended March 31, 2001 from 32.0% during the same period in 2000 because of the addition of our tubular services segment beginning February 2001, whose business is characterized by lower gross margins than are realized in our offshore services and well site services business.

     Selling, General and Administrative Expenses. During the three months ended March 31, 2001, selling general and administrative expenses increased $2.8 million to $12.3 million compared to $9.5 million for the three months ended March 31, 2000. The newly acquired tubular services division added $1.1 million of the increase. Selling, general and administrative expenses in our well site services segment increased $1.2 million, or 25.5%, due to increased activity and certain nonrecurring charges totaling $0.3 million in our remote site accommodation business. This increase was partially offset by a $0.4 million decrease in our offshore products segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity. Additionally, there was an increase in selling, general and administrative expenses of $0.9 million attributable to the establishment of our corporate headquarters office after the first quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization totaled $6.4 million for the three months ended March 31, 2001 compared to $5.2 million for the three months ended March 31, 2000. The addition of our tubular services segment caused an increase of $0.2 million. The remaining increase was primarily related to asset acquisitions capital expenditures made in our well site services segment during 2000.

     Operating Income. Our operating income equals revenues less cost of sales, selling, general and administrative expense, depreciation and amortization and other operating income (expense). Our operating income increased by $2.8 million to $16.3 million for the three months ended March 31, 2001 from $13.5 million for the same period in 2000. Operating income from our well site services segment increased $1.8 million from $14.0 million for the three months ended March 31, 2000 to $15.8 million for the same period in 2001. Operating income in our offshore products segment increased $0.6 million from a loss of $0.5 million in 2000 to income of $0.2 million in 2001. The tubular services segment contributed operating income of $1.9 million during the period from acquisition in February 2001 to March 31, 2001.

     Income Tax (Expense) Benefit. Income tax expense totaled $0.2 million during the three months ended March 31, 2001 compared to $5.2 million during the three months ended March 31, 2000. The decrease of $5.0 million, and the correspondingly low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. Net income for the first quarter of 2001 reflects a low estimated annual effective rate due to the partial utilization of net operating losses that benefit the consolidated group after the merger.

     Minority Interest. Minority interests decreased from $2.6 million during the three months ended March 31, 2000 to $1.6 million for the three months ended March 31, 2001. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Offering.

     LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our accommodation units, funding new product development, and to repay current maturities of long-term debt and to fund general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and private and public capital investments.

     Cash was used in operations during the three months ended March 31, 2001 and 2000 in the amounts of $11.0 million and $2.4 million, respectively. The cash was used by operations as a result of seasonal working capital needs, primarily in Canada, and increased activity, generally. These funds were financed under existing credit lines.

     Capital expenditures were $4.7 million and $3.7 million during the three months ended March 31, 2001 and 2000, respectively. Capital expenditures during both these periods consisted principally of purchases of assets for our well site services segment. We expect to spend a total of approximately $30 million during 2001 to upgrade our equipment and facilities and expand our product and service offerings. These capital expenditures are expected to be funded with operating cash flow and with borrowings under our $150 million credit facility discussed below.

     Net cash was used in investing activities in the amount of $6.7 million during the three months ended March 31, 2000, primarily to fund capital expenditures and acquisitions. Cash was provided by investing activities in the amount of $0.5 million during the three months ended March 31, 2001 primarily as a result of the cash acquired in connection with the Sooner acquisition and proceeds from asset sales.

     Net cash of $11.3 million and $10.1 million was provided by financing activities during the three months ended March 31, 2001 and March 31, 2000, respectively. Net cash was provided by financing activities primarily as a result of the Offering. Net cash was provided by financing activities during the three months ended March 31, 2000 as a result of borrowings.

     With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds were used to reduce amounts outstanding under bank lines of credit. Concurrently with the closing of our initial public offering, we issued 4,275,555 shares of common stock in the SCF Exchange.

     Also concurrent with the Offering, we entered into a $150 million senior secured revolving credit facility in February 2001. Credit Suisse First Boston, New York branch, an affiliate of Credit Suisse First Boston Corporation, is the administrative agent, collateral agent, book manager and lead arranger. Credit Suisse First Boston Canada, an affiliate of Credit Suisse First Boston Corporation, is the Canadian administrative agent, collateral agent, book manager and lead arranger. Up to $45.0 million of the new credit facility is available in the form of loans denominated in Canadian dollars and may be made to our principal Canadian operating subsidiaries. This new credit facility replaced our existing credit facilities. The facility matures on February 14, 2004, unless extended for up to two additional one year periods with the consent of the lenders. Amounts borrowed under this new facility bear interest, at our election, at either:

          o a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.5% to 2.5%; or

          o an alternate base rate equal to the higher of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate) plus a margin ranging from 0.5% to 1.5%, depending upon the ratio of total debt to EBITDA (as defined in the new credit facility).

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

     Our new credit facility contains negative covenants that will restrict our ability to:

          o    incur additional indebtedness;

          o prepay, redeem and repurchase outstanding indebtedness, other than loans under the new credit facility;

          o    pay dividends;

          o    repurchase and redeem capital stock;

          o    sell assets other than in the ordinary course of business;

          o    make liens;

          o    engage in sale-leaseback transactions;

          o    make specified loans and investments;

          o    make acquisitions;

          o    enter into mergers, consolidations and similar transactions;

          o    enter into hedging arrangements;

          o    enter into transactions with affiliates;

          o    change the businesses we and our subsidiaries conduct; and

          o    amend debt and other material agreements.

     In addition, our new credit facility will require us to maintain:

          o a ratio of EBITDA to interest expense of not less than 3.0 to 1.0;

          o a level of consolidated net tangible assets of not less than $120 million plus 50% of each quarter's consolidated net income (but not loss);

          o a maximum ratio of total debt to EBITDA of not greater than 3.5 to 1.0; and

          o a maximum ratio of total senior debt to EBITDA of not greater than 3.0 to 1.0.

     Under our new credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit Credit Suisse First Boston to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

     As of March 31, 2001, we had $107.3 million outstanding under this facility and an additional $3.9 million of outstanding letters of credit leaving $38.8 million available to be drawn under the facility.

     We had an aggregate of approximately $11.9 million of subordinated debt outstanding at March 31, 2001. This subordinated debt will become due and payable at various times over the period from June 2001 to November 2005.

     We believe that cash from operations and available borrowings under our new credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

     Tax  Matters

     For the year ended December 31, 2000, we had deferred tax assets, net of deferred tax liabilities, of approximately $35 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $136.1 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. Our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. However, approximately $85 million of NOLs are available for use currently if sufficient income is generated.

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

     SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance; however, SFAS No. 133 cannot be applied retroactively. We adopted SFAS No. 133 effective January 1, 2001, and the adoption did not have a material impact on our results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     Currently, we have floating rate obligations totaling approximately $107.3 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2001 levels, our combined interest expense would increase by a total of approximately $89,000 per month.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of March 31, 2001, we had Canadian dollar-denominated debt totaling approximately $30 million.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 8, 2001, Oil States International, Inc.'s registration statement on Form S-1 (Registration No. 333-43400), registering 10,000,000 primary shares of its common stock, and up to an additional 1,200,000 shares of common stock to be sold by selling stockholders in connection with underwriters' over-allotments, was declared effective by the Securities and Exchange Commission. The aggregate offering price of the registered shares of common stock was $100.8 million. The Company sold 10,000,000 shares of common stock in the Offering, which commenced on February 9, 2001 and closed on February 14, 2001. The public offering price was $9.00 per share and the underwriting discount was $.63 per share. On March 8, 2001, the underwriters for the Offering exercised the over-allotment option granted to them in connection with the Offering for an additional 249,360 shares of common stock, which closed on March 14, 2001. The shares purchased by the underwriters in the over-allotment option were sold by selling stockholders of the Company. The managing underwriters for the Offering were Merrill Lynch & Co., Credit Suisse First Boston and Simmons & Company International.

     The net proceeds from the Offering, after deducting the underwriting discount and other expenses, were approximately $79.4 million. With the net proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the net proceeds were used to reduce amounts outstanding under bank lines of credit.

     SCF-III and SCF-IV received an aggregate of approximately $12.4 million of the net Offering proceeds used to repay outstanding subordinated debt and accrued interest of Oil States and Sooner.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 7, 2001, seven Oil States common stockholders and all of the holders of Oil States' Series A Cumulative Convertible Preferred Stock approved by written consent Oil States' Amended and Restated Certificate of Incorporation. The seven common stockholders held an aggregate of 26,376,147 shares, or approximately 97%, of the total issued and outstanding common stock on February 7, 2001.

     On February 7, 2001, seven Oil States common stockholders approved by written consent the Oil States International, Inc. 2001 Equity Participation Plan, Oil States' Amended and Restated Bylaws and the classification of Oil States' board of directors into three classes. The seven common stockholders held an aggregate of 26,376,147 shares, or approximately 97%, of the total issued and outstanding common stock on February 7, 2001.

     On February 7, 2001, SCF-III, L.P. approved by written consent the election of each of the eight directors comprising the incumbent board of directors at that time. The written consent was executed by SCF-III, L.P. in lieu of the 2001 annual meeting of stockholders. The directors elected by the written consent were Douglas E. Swanson, L. E. Simmons, David Althoff, Russell Hawkins, Dennis Proctor, Andrew L. Waite, Stephen A. Wells and James D. Woods. SCF-III, L.P. held 22,971,980 shares of common stock, or approximately 85%, of the total issued and outstanding common stock on February 7, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  INDEX OF EXHIBITS


 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
    3.1       --  Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, as filed with the Commission on March 30, 2001).

    3.2       --  Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
    3.3       --  Certificate of Designations of Special Preferred Voting Stock
                  of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 2000, as filed with the
                  Commission on March 30, 2001).

    4.1       --  Form of common stock certificate (incorporated by reference to Exhibit 4.1 of Oil States' Registration Statement No.
                  333-43400 on Form S-1).

    4.2       --  Amended and Restated Registration Rights Agreement
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, as filed with the Commission on March 30, 2001).

   10.1       --  Combination Agreement dated as of July 31, 2000 by and among
                  Oil States International, Inc., HWC Energy Services, Inc.,
                  Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                  and PTI Group Inc. (incorporated by reference to Exhibit
                  10.1 of Oil States' Registration Statement No. 333-43400 on
                  Form S-1).

   10.2       --  Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

   10.3       --  Support Agreement between Oil States International, Inc. and
                  PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March 30,
                  2001).

   10.4       --  Voting and Exchange Trust Agreement by and among Oil States
                  International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March 30,
                  2001).

   10.5**     --  2001 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 2000, as filed with the
                  Commission on March 30, 2001).

   10.6**     --  Form of Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of Oil States' Registration Statement No.
                  333-43400 on Form S-1).

   10.7**     --  Annual Incentive Compensation Plan (incorporated by
                  reference to Exhibit 10.7 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, as filed
                  with the Commission on March 30, 2001).

   10.8**     --  Executive Agreement between Oil States International, Inc. and
                  Douglas E. Swanson (incorporated by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 2000, as filed with the Commission on March 30, 2001).

   10.9**     --  Executive Agreement between Oil States International, Inc. and
                  Cindy B. Taylor (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 2000, as filed with the Commission on
                  March 30, 2001).

   10.10**    --  Form of Executive Agreement between Oil States International,
                  Inc. and other Named Executive Officers (Messrs. Hughes and
                  Chaddick) (incorporated by reference to Exhibit 10.10 of Oil
                  States' Registration Statement No. 333-43400 on Form S-1).

   10.11**    --  Form of Change of Control Severance Plan for Selected Members
                  of Management (incorporated by reference to Exhibit 10.11 of
                  Oil States' Registration Statement No. 333-43400 on Form S-1).

   10.12      --  Credit Agreement among Oil States International, Inc., PTI
                  Group Inc., the Lenders named therein,


 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
                  Credit Suisse First Boston, Credit Suisse First Boston
                  Canada, Hibernia National Bank and Royal Bank of Canada
                  (incorporated by reference to Exhibit 10.12 of Oil States'
                  Registration Statement No. 333-43400 on Form S-1).

  10.13A*, ** --  Restricted Stock Agreement, dated February 8, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson.

  10.13B*, ** --  Restricted Stock Agreement, dated February 22, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson.

  10.14**     --  Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of Oil States' Registration Statement No.
                  333-43400 on Form S-1).

  10.15**     --  Compensation Letter Agreement between HWC Energy Services,
                  Inc. and Jay Trahan (incorporated by reference to Exhibit
                  10.15 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 2000, as filed with the Commission on March 30, 2001).

  16.1        --  Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 of Oil States' Registration
                  Statement No. 333-43400 on Form S-1).

  21.1        --  List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Oil States' Registration Statement No.
                  333-43400 on Form S-1).

---------
  *   Filed herewith
  **  Management contracts or compensatory plans or arrangements.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OIL STATES INTERNATIONAL, INC.

Date:              May 15,2001                      By           /s/  CINDY B. TAYLOR
      --------------------------------------          --------------------------------------------------
                                                                      Cindy B. Taylor
                                                      Senior Vice President, Chief Financial Officer and
                                                           Treasurer (Principal Financial Officer)



Date:              May 15, 2001                     By        /s/  ROBERT W. HAMPTON
      --------------------------------------           --------------------------------------------
                                                                   Robert W. Hampton
                                                       Vice President -- Finance and Accounting and
                                                         Secretary (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
    3.1       --   Amended and Restated Certificate of Incorporation
                   (incorporated by reference to Exhibit 3.1 to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   2000, as filed with the Commission on March 30, 2001).

    3.2       --   Amended and Restated Bylaws (incorporated by reference to
                   Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 2000, as filed with the
                   Commission on March 30, 2001).

    3.3       --   Certificate of Designations of Special Preferred Voting Stock
                   of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 2000, as filed with the
                   Commission on March 30, 2001).

    4.1       --   Form of common stock certificate (incorporated by reference to Exhibit 4.1 of Oil States' Registration Statement No.
                   333-43400 on Form S-1).

    4.2       --   Amended and Restated Registration Rights Agreement
                   (incorporated by reference to Exhibit 4.2 to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   2000, as filed with the Commission on March 30, 2001).

   10.1       --   Combination Agreement dated as of July 31, 2000 by and among
                   Oil States International, Inc., HWC Energy Services, Inc.,
                   Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                   and PTI Group Inc. (incorporated by reference to Exhibit
                   10.1 of Oil States' Registration Statement No. 333-43400 on
                   Form S-1).

   10.2       --   Plan of Arrangement of PTI Group Inc. (incorporated by
                   reference to Exhibit 10.2 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 2000, as filed
                   with the Commission on March 30, 2001).

   10.3       --   Support Agreement between Oil States International, Inc. and
                   PTI Holdco (incorporated by reference to Exhibit 10.3 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 2000, as filed with the Commission on March 30,
                   2001).

   10.4       --   Voting and Exchange Trust Agreement by and among Oil States
                   International, Inc., PTI Holdco and Montreal Trust Company
                   of Canada (incorporated by reference to Exhibit 10.4 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 2000, as filed with the Commission on March 30,
                   2001).

  10.5**       --  2001 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 2000, as filed with the
                   Commission on March 30, 2001).

 10.6**        --  Form of Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of Oil States' Registration Statement No.
                   333-43400 on Form S-1).

 10.7**        --  Annual Incentive Compensation Plan (incorporated by
                   reference to Exhibit 10.7 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 2000, as filed
                   with the Commission on March 30, 2001).

 10.8**        --  Executive Agreement between Oil States International, Inc.
                   and Douglas E. Swanson (incorporated by reference to Exhibit
                   10.8 to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 2000, as filed with the Commission on March 30, 2001).

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
   10.9**       --  Executive Agreement between Oil States International, Inc.
                    and Cindy B. Taylor (incorporated by reference to Exhibit
                    10.9 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 2000, as filed with the Commission on March 30, 2001).

   10.10**      --  Form of Executive Agreement between Oil States International,
                    Inc. and other Named Executive Officers (Messrs. Hughes and
                    Chaddick) (incorporated by reference to Exhibit 10.10 of Oil
                    States' Registration Statement No. 333-43400 on Form S-1).

   10.11**      --  Form of Change of Control Severance Plan for Selected
                    Members of Management (incorporated by reference to Exhibit
                    10.11 of Oil States' Registration Statement No. 333-43400 on
                    Form S-1).

   10.12        --  Credit Agreement among Oil States International, Inc., PTI
                    Group Inc., the Lenders named therein, Credit Suisse First
                    Boston, Credit Suisse First Boston Canada, Hibernia National
                    Bank and Royal Bank of Canada (incorporated by reference to Exhibit 10.12 of Oil States' Registration Statement No.
                    333-43400 on Form S-1).

   10.13A*, **  --  Restricted Stock Agreement, dated February 8, 2001, between
                    Oil States International, Inc. and Douglas E. Swanson.

   10.13B*, **  --  Restricted Stock Agreement, dated February 22, 2001, between
                    Oil States International, Inc. and Douglas E. Swanson.

   10.14**      --  Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of Oil States' Registration Statement No.
                    333-43400 on Form S-1).

   10.15**      --  Compensation Letter Agreement between HWC Energy Services,
                    Inc. and Jay Trahan (incorporated by reference to Exhibit
                    10.15 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 2000, as filed with the Commission on March 30, 2001).

   16.1         --  Letter Regarding Change in Certifying Accountant
                    (incorporated by reference to Exhibit 16.1 of Oil States'
                    Registration Statement No. 333-43400 on Form S-1).

   21.1        --   List of subsidiaries of the Company (incorporated by
                    reference to Exhibit 21.1 of Oil States' Registration
                    Statement No. 333-43400 on Form S-1).

----------
  *   Filed herewith
  **  Management contracts or compensatory plans or arrangements.