Form 10-Q
period 2001-06-30
OIL STATES INTERNATIONAL INC
filed 2001-08-14
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

         [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------

Commission file number             1-16337
                       ----------------------------


                         OIL STATES INTERNATIONAL, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)

                       Delaware                       76-0476605
                       --------                       ----------
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)       Identification No.)

       Three Allen Center, 333 Clay Street, Suite 3460,        77002
                      Houston, Texas                         ----------
                      --------------                         (Zip Code)
          (Address of principal executive offices)

                                 (713) 652-0582
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES [X]    NO  [ ]

The Registrant had 48,312,757 shares of common stock outstanding as of August 10, 2001.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
                         Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements:

               Unaudited Pro Forma Consolidated and Combined Financial Statements
                 Unaudited Pro Forma Consolidated and Combined Statements of Operations for the
                    Three Months Ended June 30, 2000                                                     4
                 Unaudited Pro Forma Consolidated and Combined Statements of Operations for the
                    Six Months Ended June 30, 2001 and 2000                                          5 - 6
                 Notes to Unaudited Pro Forma Consolidated and Combined Financial Statements         7 - 8

               Consolidated and Combined Financial Statements
                 Unaudited Consolidated and Combined Statements of Operations for the Three
                    and Six Months Ended June 30, 2001 and 2000                                          9
                 Consolidated and Combined Balance Sheets -- June 30, 2001 (unaudited) and
                    December 31, 2000                                                                   10
                 Unaudited Consolidated and Combined Statements of Cash Flows for the Six
                    Months Ended June 30, 2001 and 2000                                                 11
               Notes to Unaudited Consolidated and Combined Financial Statements                   12 - 15

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   16 - 24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   25

                          Part II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

                 (a) Index of Exhibits                                                             26 - 27

                 (b) Report on Form 8-K                                                                 27

               Signature Page                                                                           28

                         OIL STATES INTERNATIONAL, INC.

       UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    The following tables set forth unaudited pro forma consolidated and combined financial information for Oil States International, Inc. (Oil States) giving effect to:

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

    The unaudited pro forma consolidated and combined statements of operations for the three month and six month periods ended June 30, 2001 and 2000, respectively, were prepared based upon the historical combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

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

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               PRO FORMA
                                            --------------------------------------------------------------------------------------
                                                                                      MINORITY
                                                                      SOONER INC.     INTEREST        OFFERING          COMBINED,
                                            COMBINED                  ADJUSTMENTS    ADJUSTMENTS     ADJUSTMENTS      ACQUISITIONS
                                              GROUP    SOONER INC.     (NOTE 2)        (NOTE 3)    (NOTES 1 AND 4)    AND OFFERING
                                            ---------  -----------    -----------    -----------   ---------------    ------------
Revenue ................................... $  68,160  $    84,143    $              $             $                  $    152,303
Costs and Expenses:
  Costs of sales ..........................    50,624       75,883                                                         126,507
  Selling, general and administrative .....     9,781        2,129                                            236(B)        12,146
  Depreciation and amortization ...........     5,443          364            663            364                             6,834
  Other expense (income) ..................        16                                                                           16
                                            ---------  -----------    -----------    -----------   ---------------    ------------
Operating income (loss) ...................     2,296        5,767           (663)          (364)             (236)          6,800
                                            ---------  -----------    -----------    -----------   ---------------    ------------
Interest income ...........................        21          236                                                             257
Interest expense ..........................    (2,893)      (1,000)                                          1,532(A)       (2,361)
Other income ..............................        39                                                                           39
                                            ---------  -----------    -----------    -----------   ---------------    ------------
  Income (loss) before income taxes .......      (537)       5,003           (663)          (364)            1,296           4,735
Income tax (expense) benefit ..............    (1,207)        (229)                                          1,950(D)          514
                                            ---------  -----------    -----------    -----------   ---------------    ------------
Net Income (loss) before minority
  interests ...............................    (1,744)       4,774           (663)          (364)            3,246           5,249
Minority interests, net of taxes ..........       (96)                                                          93              (3)
                                            ---------  -----------    -----------    -----------   ---------------    ------------
Net income (loss) before preferred
 dividends ................................    (1,840)       4,774           (663)          (364)            3,339           5,246
Preferred dividends .......................       (82)                                                          82(C)           --
                                            ---------  -----------    -----------    -----------   ---------------    ------------
Net income (loss) attributable to
 common shares ............................ $  (1,922) $     4,774    $      (663)   $      (364)  $         3,421    $      5,246
                                            =========  ===========    ===========    ===========   ===============    ============
Net income (loss) per common share
  Basic ................................... $    (.08)                                                                $       0.11
                                            =========                                                                 ============
  Diluted ................................. $    (.08)                                                                $       0.11
                                            =========                                                                 ============
Average shares outstanding
  Basic ...................................    24,651                                                                       48,173
                                            =========                                                                 ============
  Diluted .................................    24,651                                                                       48,421
                                            =========                                                                 ============

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      PRO FORMA
                                                     -----------------------------------------------------------------------------
                                                      SOONER INC.                     MINORITY
                                                     (PERIOD FROM      SOONER INC.    INTEREST        OFFERING       CONSOLIDATED,
                                     CONSOLIDATED    JAN. 1, 2001 TO   ADJUSTMENTS   ADJUSTMENTS     ADJUSTMENTS     ACQUISITIONS
                                        GROUP        FEB. 14, 2001)      (NOTE 2)     (NOTE 3)     (NOTES 1 AND 4)   AND OFFERING
                                     ------------    ---------------   -----------   -----------   ---------------   -------------
Revenue ............................. $ 318,310        $  48,517       $             $             $                   $ 366,827
Costs and Expenses:
  Costs of sales ....................   249,802           45,140                                                         294,942
  Selling, general and
    administrative ..................    25,437            1,134                                                          26,571
  Depreciation and amortization .....    13,319              188               331           135                          13,973
  Other income ......................       (19)                                                                             (19)
                                      ---------        ---------       -----------   -----------      ---------        ---------
Operating income (loss) .............    29,771            2,055              (331)         (135)                         31,360
                                      ---------        ---------       -----------   -----------      ---------        ---------
Interest income .....................       372               22                                                             394
Interest expense ....................    (5,685)            (585)                                           843(A)        (5,427)
Other expense .......................      (274)              (1)                                                           (275)
                                      ---------        ---------       -----------   -----------      ---------        ---------
  Income before income taxes ........    24,184            1,491              (331)         (135)           843           26,052
Income tax (expense) benefit ........      (508)            (542)                                           482(D)          (568)
                                      ---------        ---------       -----------   -----------      ---------        ---------
Net income (loss) before
  minority interests ................    23,676              949              (331)         (135)         1,325           25,484

Minority interests, net of taxes ....    (1,600)                                                          1,600               --
                                      ---------        ---------       -----------   -----------      ---------        ---------
Net income (loss) before
  extraordinary item ................    22,076              949              (331)         (135)         2,925           25,484
Extraordinary loss on debt
  restructuring .....................      (784)                                                                            (784)
                                      ---------        ---------       -----------   -----------      ---------        ---------
Net income (loss) before
  preferred dividends ...............    21,292              949              (331)         (135)         2,925           24,700

Preferred dividends .................       (41)                                                             41(C)            --
                                      ---------        ---------       -----------   -----------      ---------        ---------
Net income (loss) attributable
  to common shares .................. $  21,251        $     949       $      (331)  $      (135)     $   2,966        $  24,700
                                      =========        =========       ===========   ===========      =========        =========

Net income per common share
  Basic ............................. $     .50                                                                        $    0.51
                                      =========                                                                        =========
  Diluted ........................... $     .49                                                                        $    0.51
                                      =========                                                                        =========
Average shares outstanding
  Basic .............................    42,300                                                                           48,169
                                      =========                                                                        =========
  Diluted ...........................    43,539                                                                           48,688
                                      =========                                                                        =========

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               PRO FORMA
                                     ----------------------------------------------------------------------------------------------
                                                                                       MINORITY
                                                                       SOONER INC.     INTEREST        OFFERING       CONSOLIDATED,
                                       COMBINED                        ADJUSTMENTS    ADJUSTMENTS     ADJUSTMENTS     ACQUISITIONS
                                        GROUP          SOONER INC.       (NOTE 2)      (NOTE 3)     (NOTES 1 AND 4)   AND OFFERING
                                     ------------    ---------------   -----------    -----------   ---------------   -------------
Revenue ............................   $ 156,387        $ 154,569      $              $               $                 $ 310,956
Costs and Expenses:
  Costs of sales ...................     110,648          139,605                                                         250,253
  Selling, general and
    administrative .................      19,287            4,113                                           473(B)         23,873
  Depreciation and amortization ....      10,632              721            1,326             728                         13,407
  Other income .....................         (16)                                                                             (16)
                                       ---------        ---------      -----------    ------------    ---------         ---------
Operating income (loss) ............      15,836           10,130           (1,326)           (728)        (473)           23,439
                                       ---------        ---------      -----------    ------------    ---------         ---------
Interest income ....................          37              341                                                             378
Interest expense ...................      (5,685)          (2,109)                                        3,066(A)         (4,728)
Other income .......................         104               --                                                             104
                                       ---------        ---------      -----------    ------------    ---------         ---------
  Income before income taxes .......      10,292            8,362           (1,326)           (728)       2,593            19,193
Income tax (expense) benefit .......      (6,433)            (230)                                        3,900(D)         (2,763)
                                       ---------        ---------      -----------    ------------    ---------         ---------
Net Income (loss) before minority
  interests ........................       3,859            8,132           (1,326)           (728)       6,493            16,430
Minority interests, net of taxes ...      (2,672)              --                                         2,662               (10)
                                       ---------        ---------      -----------    ------------    ---------         ---------
Net income (loss) before preferred
 dividends .........................       1,187            8,132           (1,326)           (728)       9,155            16,420
Preferred dividends ................        (164)              --                                           164(C)             --
                                       ---------        ---------      -----------    ------------    ---------         ---------
Net income (loss) attributable to
 common shares .....................   $   1,023        $   8,132      $    (1,326)   $       (728)   $   9,319         $  16,420
                                       =========        =========      ===========    ============    =========         =========
Net income per common share
  Basic ............................   $     .04                                                                        $    0.34
                                       =========                                                                        =========
  Diluted ..........................   $     .04                                                                        $    0.34
                                       =========                                                                        =========
Average shares outstanding
  Basic ............................      24,278                                                                           48,169
                                       =========                                                                        =========
  Diluted ..........................      26,249                                                                           48,421
                                       =========                                                                        =========

                         OIL STATES INTERNATIONAL, INC.

   NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma consolidated and combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma consolidated and combined statements of operations for the six month period ended June 30, 2001 and the three and six month periods ended June 30, 2000 have been adjusted for the effects of purchase accounting, as described below.

    The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering on February 14, 2001. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma consolidated and combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma consolidated and combined statements of operations for the six month period ended
June 30, 2001 and the three and six month periods ended June 30, 2000 include the historical financial statements of Sooner prior to the acquisition, for the entire three and six month periods ended June 30, 2000 and for the period from January 1, 2001 to February 14, 2001. Subsequent to the acquisition, Sooner's results are included with the results of the Consolidated Group.

NOTE 1 -- COMBINING ADJUSTMENTS

    Sooner's results from its February 14, 2001 acquisition date are included with the historical results of the Controlled Group. Minority interest in income
(loss) and related tax effect of the Controlled Group are presented below (in thousands):

                                                                 TOTAL
                                                                -------
Three Months Ended June 30, 2000.........................       $   (93)
                                                                =======
Six Months Ended June 30, 2000...........................       $ 2,662
                                                                =======
Six Months Ended June 30, 2001...........................       $ 1,600
                                                                =======

NOTE 2 -- ACQUISITION OF SOONER

    Certain reclassifications have been made to conform the presentation of Sooner's financial statements to that of the Controlled Group.

    To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the offering price per share of $9.00 (in millions):

Purchase price..........................................................    $69.5(1)
Less: Fair value of net assets acquired.................................     29.7
                                                                            -----
Goodwill................................................................               $  39.8
                                                                                       =======
Amortization for the three months ended June 30, 2000...................               $   .66
                                                                                       =======
Amortization for the six months ended June 30, 2000.....................               $  1.33
                                                                                       =======
Amortization for the period from January 1, 2001 to February 14, 2001....               $   .33
                                                                                       =======

------------

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

NOTE 3 -- ACQUISITION OF MINORITY INTERESTS

    To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical minority interests amounts reflected for the Controlled Group (in millions):

Amortization of the additional goodwill for
  the three months ended June 30, 2000.............      $  .36
                                                         ======
Amortization of the additional goodwill for
  the six months ended June 30, 2000...............      $  .73
                                                         ======
Amortization of the additional goodwill for
  the period from January 1, 2001 to
  February 14, 2001................................      $  .13
                                                         ======

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

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------     ----------------------------
                                                                  2001              2000           2001              2000
                                                               ----------        ----------     ----------        ----------
Revenues ....................................................  $  175,333        $   68,160     $  318,310        $  156,387

Costs and expenses:
  Cost of sales .............................................     141,622            50,624        249,802           110,648
  Selling, general and administrative expenses ..............      13,134             9,781         25,437            19,287
  Depreciation expense ......................................       4,976             4,667          9,972             9,085
  Amortization expense ......................................       1,978               776          3,347             1,547
  Other operating expense (income) ..........................         117                16            (19)              (16)
                                                               ----------        ----------     ----------        ----------
                                                                  161,827            65,864        288,539           140,551
                                                               ----------        ----------     ----------        ----------
Operating income ............................................      13,506             2,296         29,771            15,836

Interest expense ............................................      (2,457)           (2,893)        (5,685)           (5,685)
Interest income .............................................          78                21            372                37
Other income (expense) ......................................        (538)               39           (274)              104
                                                               ----------        ----------     ----------        ----------
Income (loss) before income taxes, minority
  interest, and extraordinary item ..........................      10,589              (537)        24,184            10,292
Income tax expense ..........................................        (328)           (1,207)          (508)           (6,433)
Minority interest in income of combined
  companies and consolidated subsidiaries ...................          --               (96)        (1,600)           (2,672)
                                                               ----------        ----------     ----------        ----------
Net income (loss) before extraordinary item
  and preferred dividends ...................................      10,261            (1,840)        22,076             1,187

Extraordinary loss on debt restructuring, net of taxes ......          --                --           (784)               --
                                                               ----------        ----------     ----------        ----------
Net income (loss) before preferred dividends ................      10,261            (1,840)        21,292             1,187

Preferred dividends .........................................          --               (82)           (41)             (164)
                                                               ----------        ----------     ----------        ----------
Net income (loss) attributable to common shares .............  $   10,261        $   (1,922)    $   21,251        $    1,023
                                                               ==========        ==========     ==========        ==========
Basic income (loss) per share:
  Income (loss) per share before extraordinary item .........  $      .21        $     (.08)    $      .52        $      .04

  Extraordinary loss on debt restructuring, net of taxes ....          --                --           (.02)               --
  Basic net income (loss) per share .........................         .21              (.08)           .50               .04

Diluted income (loss) per share:
  Income (loss) per share before extraordinary item .........  $      .21        $     (.08)    $      .51        $      .04

  Extraordinary loss on debt restructuring, net of taxes ....          --                --           (.02)               --

  Diluted net income (loss) per share .......................         .21              (.08)           .49               .04

Weighted average number of common shares outstanding
  (in thousands):
  Basic .....................................................      48,182            24,651         42,300            24,278
  Diluted ...................................................      48,742            24,651         43,539            26,249


                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        CONSOLIDATED        COMBINED
                                                          JUNE 30,        DECEMBER 31,
                            ASSETS                          2001              2000
                                                        ------------      ------------
                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents .........................     $   3,067        $   4,821
  Accounts receivable, net ..........................       105,193           64,137
  Inventories, net ..................................       110,092           30,826
  Prepaid expenses and other current assets .........         4,166            1,715
                                                          ---------        ---------
    Total current assets ............................       222,518          101,499

Property, plant, and equipment, net .................       144,370          143,468
Goodwill, net .......................................       174,248          103,391
Other noncurrent assets .............................         6,313            5,160
                                                          ---------        ---------
     Total assets ...................................     $ 547,449        $ 353,518
                                                          =========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ..........     $  84,368        $  57,248
  Income taxes ......................................         7,324            2,796
  Current portion of long-term debt .................         3,846           37,629
  Other current liabilities .........................         6,434            3,433
                                                          ---------        ---------
     Total current liabilities ......................       101,972          101,106

  Long-term debt ....................................       102,318          102,614
  Deferred income taxes .............................         8,900           19,977
  Postretirement healthcare benefits ................         5,753            5,899
  Other liabilities .................................         4,422            4,519
                                                          ---------        ---------
     Total liabilities ..............................       223,365          234,115

Minority interest ...................................           155           37,561
Redeemable preferred stock ..........................            --           25,293
Stockholders' equity:
  Convertible preferred stock .......................            --            1,625
  Common stock ......................................           483              272
  Additional paid-in capital ........................       325,268           83,810
  Retained earnings (deficit) .......................         3,013          (25,854)
  Accumulated other comprehensive loss ..............        (4,835)          (3,304)
                                                          ---------        ---------
     Total stockholders' equity .....................       323,929           56,549
                                                          ---------        ---------
     Total liabilities and stockholders' equity .....     $ 547,449        $ 353,518
                                                          =========        =========

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                  2001           2000
                                                                               ----------     ----------
Cash flows from operating activities:
  Net income before extraordinary item .....................................   $   22,076     $    1,187
  Adjustments to reconcile net income from continuing operations to net cash from operating activities:
    Minority interest, net of distributions ................................        1,600          2,572
    Depreciation and amortization ..........................................       13,319         10,632
    Deferred income tax provision (benefit) ................................      (11,617)           226
    Other, net .............................................................          655            174
    Changes in working capital .............................................      (17,889)        12,627
                                                                               ----------     ----------
      Net cash flows provided by operating activities ......................        8,144         27,418

Cash flows from investing activities:
  Acquisitions of businesses ...............................................           --         (3,500)
  Capital expenditures .....................................................      (12,537)        (8,757)
  Proceeds from sale of equipment ..........................................        4,925            724
  Cash acquired in Sooner acquisition ......................................        4,894             --
  Payment of earn-out for acquired business ................................       (2,120)            --
  Other, net ...............................................................         (339)           200
                                                                               ----------     ----------
      Net cash flows used in investing activities ..........................       (5,177)       (11,333)

Cash flows from financing activities:
  Revolving credit borrowings (repayments) .................................        6,456         (5,317)
  Debt repayments ..........................................................      (65,475)       (55,441)
  Debt borrowings ..........................................................           --         56,869
  Preferred stock dividends ................................................         (844)          (502)
  Issuance of common stock .................................................       84,500             76
  Repurchase of preferred stock ............................................      (21,775)            --
  Payment of offering and financing costs ..................................       (4,952)            --
  Other, net ...............................................................       (2,530)          (567)
                                                                               ----------     ----------
      Net cash flows used in financing activities ..........................       (4,620)        (4,882)

Effect of exchange rate changes on cash ....................................         (230)           (60)
                                                                               ----------     ----------
Net increase (decrease) in cash and cash equivalents from continuing
 operations ................................................................       (1,883)        11,143
Net cash provided by (used in) discontinued operations .....................          379        (10,156)
Extraordinary item .........................................................         (250)            --
Cash and cash equivalents, beginning of year ...............................        4,821          3,216
                                                                               ----------     ----------
Cash and cash equivalents, end of year .....................................   $    3,067     $    4,203
                                                                               ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated and combined financial statements include the activities of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group, Inc. (PTI), collectively the Controlled Group or the Company. The reorganization accounting method, which yields results similar to the pooling of interest method, has been used in the preparation of the consolidated and combined financial statements of the Controlled Group (entities under common control of SCF-III L.P., a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the three-month and six-month periods ended June 30, 2000, and for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner Inc. (Sooner) in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated and combined financial statements.

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

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                               JUNE 30,    DECEMBER 31,
                                                 2001          2000
                                             -----------   ------------
                                             (UNAUDITED)
              Accounts receivable, net:
                 Trade...................    $   100,313   $     61,809
                 Unbilled revenue........          3,279             --
                 Other...................          3,992          4,323
                 Allowance...............         (2,391)        (1,995)
                                             -----------   ------------
                                             $   105,193   $     64,137
                                             ===========   ============

                                                              JUNE 30,     DECEMBER 31,
                                                                2001          2000
                                                             -----------   ------------
                                                             (UNAUDITED)
              Inventories, net:
                 Finished goods and purchased products..     $    93,790   $     14,813
                 Work in progress.......................          11,884         12,208
                 Raw materials..........................           9,767          8,720
                                                             -----------   ------------
                    Total inventories...................         115,441         35,741
                 Inventory reserves.....................          (5,349)        (4,915)
                                                             -----------   ------------
                                                             $   110,092   $     30,826
                                                             ===========   ============


                                                         ESTIMATED     JUNE 30,    DECEMBER 31,
                                                        USEFUL LIFE      2001          2000
                                                        -----------  -----------   ------------
                                                        (UNAUDITED)
          Property, plant and equipment, net:
             Land...................................                 $     4,234   $      3,660
             Buildings and leasehold improvements...    2-50 years        27,157         25,501
             Machinery and equipment................    2-29 years       138,708        134,983
             Rental tools...........................    3-5 years         19,954         18,370
             Office furniture and equipment.........    1-10 years        10,411          8,724
             Vehicles...............................    2-5 years          5,410          4,853
             Construction in progress...............                         766             26
                                                                     -----------   ------------
               Total property, plant and equipment..                     206,640        196,117
          Less: Accumulated depreciation............                     (62,270)       (52,649)
                                                                     -----------   ------------
                                                                     $   144,370   $    143,468
                                                                     ===========   ============


                                                              JUNE 30,     DECEMBER 31,
                                                                2001          2000
                                                             -----------   ------------
                                                             (UNAUDITED)
         Accounts payable and accrued liabilities:
            Trade accounts payable...................        $    54,137   $     26,215
            Accrued compensation.....................              8,298          7,685
            Accrued insurance........................              2,085          2,819
            Accrued interest.........................              1,019          6,646
            Other....................................             18,829         13,883
                                                             -----------   ------------
                                                             $    84,368   $     57,248
                                                             ===========   ============

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

    Financial information by industry segment for each of the three-month and six-month periods ended June 30, 2001 and 2000 is summarized in the following tables (in thousands):

                                                 OFFSHORE      WELLSITE     TUBULAR       CORPORATE AND
                                                 PRODUCTS      SERVICES    SERVICES       ELIMINATIONS       TOTAL
                                                 ========      ========    =========      =============    =========
       THREE MONTHS ENDED JUNE 30, 2001
          Revenues from unaffiliated
          customers........................      $ 32,429      $ 56,492    $  86,412        $    --        $ 175,333
                                                 ========      ========    =========        =======        =========
          EBITDA...........................         3,960        14,134        3,758         (1,392)          20,460
                                                 ========      ========    =========        =======        =========
          Depreciation and amortization....         1,534         3,980          498            942            6,954
                                                 ========      ========    =========        =======        =========
          Operating income (loss)..........         2,426        10,154        3,261         (2,335)          13,506
                                                 ========      ========    =========        =======        =========
          Capital expenditures.............           710         6,958          195             14            7,877
                                                 ========      ========    =========        =======        =========
          Total assets.....................       137,155       213,689      132,657         63,948          547,449
                                                 ========      ========    =========        =======        =========

       THREE MONTHS ENDED JUNE 30, 2000
          Revenues from unaffiliated
          customers........................      $ 27,991      $ 40,169    $      --        $    --        $  68,160
                                                 ========      ========    =========        =======        =========
          EBITDA...........................          (868)        8,644           --            (37)           7,739
                                                 =========     ========    =========        =======        =========
          Depreciation and amortization....         1,553         3,890           --             --            5,443
                                                 ========      ========    =========        =======        =========
          Operating income (loss)..........        (2,421)        4,755           --            (38)           2,296
                                                 ========      ========    =========        =======        =========
          Capital expenditures.............           770         4,573           --             --            5,343
                                                 ========      ========    =========        =======        =========
          Total assets.....................       142,452       200,831           --            261          343,544
                                                 ========      ========    =========        =======        =========


                                                 OFFSHORE      WELLSITE     TUBULAR       CORPORATE AND
                                                 PRODUCTS      SERVICES    SERVICES       ELIMINATIONS       TOTAL
                                                 ========      ========    =========      =============    =========
       SIX MONTHS ENDED JUNE 30, 2001
          Revenues from unaffiliated
          customers........................      $ 61,930      $125,647    $ 130,733        $    --        $ 318,310
                                                 ========      ========    =========        =======        =========
          EBITDA...........................         5,747        34,013        5,859         (2,529)          43,090
                                                 ========      ========    =========        =======        =========
          Depreciation and amortization....         3,144         8,056          700          1,419           13,319
                                                 ========      ========    =========        =======        =========
          Operating income (loss)..........         2,603        25,957        5,159         (3,948)          29,771
                                                 ========      ========    =========        =======        =========
          Capital expenditures.............         1,447        10,677          334             79           12,537
                                                 ========      ========    =========        =======        =========
          Total assets.....................       137,155       213,689      132,657         63,948          547,449
                                                 ========      ========    =========        =======        =========

       SIX MONTHS ENDED JUNE 30, 2000
          Revenues from unaffiliated
          customers........................      $ 55,911      $100,476    $      --        $    --        $ 156,387
                                                 ========      ========    =========        =======        =========
          EBITDA...........................           416        26,112           --            (60)          26,468
                                                 ========      ========    =========        =======        =========
          Depreciation and amortization....         3,301         7,331           --             --           10,632
                                                 ========      ========    =========        =======        =========
          Operating income (loss)..........        (2,885)       18,781           --            (60)          15,836
                                                 =========     ========    =========        =======        =========
          Capital expenditures.............         1,207         7,550           --             --            8,757
                                                 ========      ========    =========        =======        =========
          Total assets.....................       142,452       200,831           --            261          343,544
                                                 ========      ========    =========        =======        =========


5. EXTRAORDINARY ITEM

    In connection with the debt refinancing in February 2001 (Note 2), the Company incurred prepayment penalties and wrote-off unamortized debt issue costs totaling $0.8 million.

6. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the three month and six month periods ended June 30, 2001 and 2000 was as follows (in thousands):

                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ----------------------------     ----------------------------
                                                 2001              2000           2001              2000
                                              ----------        ----------     ----------        ----------
Comprehensive income:
   Net income (loss) ......................   $   10,261        $   (1,840)    $   21,292        $    1,187
   Cumulative translation adjustment ......        1,542            (1,602)        (1,531)           (2,104)
                                              ----------        ----------     ----------        ----------
   Total comprehensive income (loss) ......   $   11,803        $    3,442     $   19,761        $     (917)
                                              ==========        ==========     ==========        ==========


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

    The price of crude oil has increased over 1999 levels due to improved demand for oil and supply reductions by OPEC member countries. This improvement in crude oil pricing has led to increases in the rig count, particularly in Canada and the United States. As of August 3, 2001, the rig count in the United States and Canada, as measured by Baker Hughes, was 1,535. Demand for our well site services and tubular services began to recover with the overall improvement of industry fundamentals. Our offshore products segment has just begun to show some signs of recovery based on the growth of our backlog in this segment and the level of customer inquiries currently being received. We believe that our offshore products segment has lagged the general market recovery because its sales related to offshore construction and production facility development generally occur later in the cycle. Worldwide construction activity continues at a very low level currently, but we expect it to increase substantially as construction activity in the shallow water regions of the Gulf of Mexico resumes and as the industry increasingly pursues deeper water drilling and development projects.

    Consolidation among both major and independent oil and gas companies has affected exploration, development and production activities, particularly in international areas. These companies have focused on integration activities and cost control measures over recent periods. As a result, we believe that capital spending within the industry has lagged the improvement in crude oil prices.

    Recently, there has been increased uncertainty concerning the stability of oil and natural gas prices due to higher oil and gas inventories and a general economic slowdown in the United States and in other economies. The economic slowdown coupled with conservation efforts have affected energy supplies and related pricing. The rig count has decreased in recent weeks, but remains well above prior year levels. Management believes this price uncertainty will impact near-term activity levels in the oilfield service business. The Company has taken steps to reduce its tubular inventories and such action could have an adverse impact on profitability if pricing is reduced. Longer term oil and gas supply and demand fundamentals remain positive and we believe any disruption in the positive trends in the Company's operating performance will be brief.

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

    L.E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III and SCF-IV. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. Concurrently with the closing of the Offering, Oil States combined with Sooner, HWC and PTI, a transaction which we refer to as the Combination. As a result HWC, Sooner and PTI became our wholly owned subsidiaries. Concurrently with the closing the Offering we also issued 4,275,555 shares of common stock to SCF-III and SCF-IV in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF (the SCF Exchange). This exchange was based on the initial public offering price of $9.00 per share less underwriting discounts and commissions. The following chart depicts the summary ownership structure of our company following the Combination, the SCF Exchange and the Offering:

    [Chart depicting that purchasers in the offering own 20.7% of our company, existing stockholders (other than SCF) own 16.1%, SCF-III, L.P. owns 45.2% and SCF-IV, L.P. owns 17.9%, in each case following the Combination and the Offering. The chart also depicts that Oil States owns 100% of HWC, 100% (indirectly) of PTI and 100% of Sooner following the Combination and the Offering.]

    The financial results of Oil States, HWC and PTI have been combined for the six months ended June 30, 2000 and for the period from January 1, 2001 to February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations provided below. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of the Offering, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the three month and six month periods ended June 30, 2001 and 2000 reflect the acquisition of Sooner as if such acquisition occurred on January 1, 2000. After the acquisition of Sooner, we report under three business segments. The unaudited pro forma financial statements do not reflect any cost savings or other financial synergies that may be realized after the Combination.

    PRO FORMA RESULTS OF OPERATIONS

    Since the acquisition of Sooner, we have reported under three business segments, offshore products, well site services and tubular services. Pro forma information including these three segments is presented below.

                                         PRO FORMA               PRO FORMA
                                        THREE MONTHS            SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                       --------------       --------------------
                                           2000(1)            2001        2000
                                       --------------       --------    --------
Revenues
  Offshore Products .............        $   28.0           $   61.9    $   55.9
  Well Site Services ............            40.2              125.6       100.5
  Tubular Services ..............            84.1              179.3       154.6
                                         --------           --------    --------
     Total ......................        $  152.3           $  366.8    $  311.0
                                         ========           ========    ========
Operating Income (Loss)
  Offshore Products .............        $   (2.4)          $    2.6    $   (2.9)
  Well Site Services ............             4.8               26.0        18.8
  Tubular Services ..............             5.8                7.2        10.1
  Corporate and Eliminations ....            (1.4)              (4.4)       (2.6)
                                         --------           --------    --------
     Total ......................        $    6.8           $   31.4    $   23.4
                                         ========           ========    ========

(1) Comparable results for the three months ended June 30, 2001 are provided in the Combined and Consolidated Results of Operations below.

  SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Pro forma revenues increased by 18.0% from $311.0 million during the six months ended June 30, 2000 to $366.8 million for the six months ended June 30, 2001. Revenues from our well site services segment increased $25.2 million, or 25.1%, of which $10.9 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $4.9 million was generated from our rental tool business, $6.4 million was generated from our land drilling operations and $3.0 million was generated from our hydraulic workover business. Increases in Canadian drilling activity, tar sands development activity and strong Gulf of Mexico accommodations activity drove the increase in revenues in our remote site accommodations, catering and logistics services and modular building construction services. The increases in revenues from our rental tool operations and land drilling services were due to improvements in utilization and pricing from the first half of 2000 to the first half of 2001. Our tubular services revenues increased $24.7 million, or 16.0%, over the period as a direct result of the increased drilling activity over the period. The remaining $6.0 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

    Cost of sales. Cost of sales increased $44.7 million, or 17.9%, to $294.9 million for the six months ended June 30, 2001 from $250.3 million for the six months ended June 30, 2000. The cost of sales increase was primarily due to the increase revenues at each of our operating segments. Cost of sales increased in our well site services, tubular services and offshore products segments by $15.4 million, $27.3 million and $1.7 million, respectively. Our gross profit margin for the period increased slightly from 19.5% in 2000 to 19.6% in 2001. Gross margin improvements in our well site services and offshore products segments more than offset margin declines in our tubular services segments.

    Selling, General and Administrative Expenses. During the six months ended June 30, 2001, selling, general and administrative expenses increased $2.7 million, or 11.3%, to $26.6 million from $23.9 million for the six months ended June 30, 2000. Selling, general and administrative expenses increased by $2.2 million, or 22.4%, in our well site services segment due to headcount increases in support of increased market activity. This increase was partially offset by a $1.2 million decrease in our offshore products segment as we reduced costs in the second half of 2000 to improve profitability. Corporate headquarter charges were up $1.6 million due to the establishment of a new corporate headquarters office in connection with the Offering.

    Depreciation and Amortization. Depreciation and amortization increased $0.6 million to a total of $14.0 million for the six months ended June 30, 2001. The 4.5% increase was primarily due to acquisitions and capital expenditures in our well site services segment during 2000.

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization plus other operating income. Our operating income increased $7.9 million, or 33.8%, to $31.4 million for the six months ended June 30, 2001 from $23.4 million for the six months ended June 30, 2000. Operating income from our well site services segment increased $7.2 million from $18.8 million for the six months ended June 30, 2000 to $26.0 million during the six months ended June 30, 2001. Operating income for our tubular services segment decreased $2.9 million to $7.2 million for the six months ended June 30, 2001 from $10.1 million during the six months ended June 30, 2000. Operating income in our offshore products segment increased $5.5 million to $2.6 million for the six months ended June 30, 2001 from an operating loss of $2.9 million for the six months ended June 30, 2000.

    Net Interest Expense. Net interest expense totaled $5.0 million for the six months ended June 30, 2001 compared to $4.4 million for the six months ended June 30, 2000. The $0.6 million increase in net interest expense was primarily related to an increase in average debt balances outstanding.

    Income Tax Expense. Income tax expense totaled $0.6 million during the six months ended June 30, 2001 compared to $2.8 million during the same period in 2000. The decrease of $2.2 million, and the corresponding low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized in the period. Net income for the first six months of 2001 reflects a low estimated annual effective rate due to the partial utilization of net operating losses that benefit the consolidated group after the merger.

    Minority Interest. Minority interest expense was immaterial during the six months ended June 30, 2001 and 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

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

                                        THREE MONTHS            SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                    --------------------    --------------------
                                      2001        2000        2001        2000
                                    --------    --------    --------    --------
Revenues
  Offshore Products .............   $   32.4    $   28.0    $   61.9    $   55.9
  Well Site Services ............       56.5        40.2       125.6       100.5
  Tubular Services ..............       86.4          --       130.7          --
                                    --------    --------    --------    --------
     Total ......................   $  175.3    $   68.2    $  318.3    $  156.4
                                    ========    ========    ========    ========
Operating Income (Loss)
  Offshore Products .............   $    2.4    $   (2.4)   $    2.6    $   (2.9)
  Well Site Services ............       10.2         4.8        26.0        18.8
  Tubular Services ..............        3.3          --         5.2          --
  Corporate and Eliminations ....       (2.4)        (.1)       (4.0)        (.1)
                                    --------    --------    --------    --------
     Total ......................   $   13.5    $    2.3    $   29.8    $   15.8
                                    ========    ========    ========    ========


                THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2000

    Revenues. Revenues increased $107.2 million, or 157.2%, during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This revenue increase was primarily attributable to the acquisition of Sooner in February 2001 which contributed $86.4 million revenues. Well site services revenues increased by $16.3 million, or 40.5%, and offshore products revenues increased $4.4 million, or 15.7%, during the same period. Of the $16.3 million increase in well site services, $7.2 million was generated by our remote site accommodations, catering and logistics services and modular building construction services, $3.7 million was from our drilling operations, $2.9 million was generated from our hydraulic workover units and $2.5 million was generated from our rental tool operations. The improvement in revenues from our remote site accommodations, catering and logistics services and modular building construction services as primarily due to an increase in headcount served due to increased activity in the tar sands developments in Northern Alberta, Canada. The increase in revenues of drilling rigs was attributable to increased utilization and footage rates charged in both Texas and Ohio. The hydraulic workover units' increased revenues in the three months ended June 30, 2001 compared to the same period in the prior year was attributable to higher utilization (958 revenue days vs. 758 revenue days) and higher revenues per day worked. Increased activity for our hydraulic workover units was noted in all geographic areas, but it was most significant in West Africa and the Middle East regions. Our rental tool operations benefited from increased activity and additional tools purchased for rent since the second quarter of 2000. Offshore products revenues increased in the quarter ended June 30, 2001 compared to the same period in the prior year because of increased volumes in its bearing and connector products and higher activity in fabrication and repair operations.

    Cost of Sales. Cost of sales increased $91.0 million, or 179.8%, to $141.6 million in the three months ended June 30, 2001 compared to $50.6 million in the three months ended June 30, 2000. The acquisition of Sooner's tubular services business accounted for $80.6 million of this increase. Well site services cost of sales increased $9.8 million in the three months ended June 30, 2001 compared to the same period in 2000. The increase in cost of sales for the well site services segment was attributable to higher activity. Our gross margins decreased to 19.2% in the three months ended June 30, 2001 from 25.8% during the same period in 2000 because of the addition of our tubular services segment beginning February 2001, whose business is characterized by lower gross margins than are realized in our offshore services and well site services business.

    Selling, General and Administrative Expenses. During the three months ended June 30, 2001, selling general and administrative expenses increased $3.3 million to $13.1 million compared to $9.8 million for the three months ended June 30, 2000. The newly acquired tubular services division added $2.0 million of the increase. Selling, general and administrative expenses in our well site services segment increased $1.0 million, or 20.3%, due to headcount increases in support of increased market activity. This increase was partially offset by a $0.8 million decrease in our offshore products segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity. Additionally, there was an increase in selling, general and administrative expenses of $1.1 million attributable to the establishment of our corporate headquarters office after the second quarter of 2000.

    Depreciation and Amortization. Depreciation and amortization totaled $7.0 million for the three months ended June 30, 2001 compared to $5.4 million for the three months ended June 30, 2000. The addition of our tubular services segment caused an increase of $0.5 million. The remaining increase was primarily related to asset acquisitions capital expenditures made in our well site services segment during 2000.

    Operating Income. Our operating income equals revenues less cost of sales, selling, general and administrative expense, depreciation and amortization and other operating income (expense). Our operating income increased by $11.2 million to $13.5 million for the three months ended June 30, 2001 from $2.3 million for the same period in 2000. Operating income from our well site services segment increased $5.4 million from $4.8 million for the three months ended June 30, 2000 to $10.2 million for the same period in 2001. Operating income in our offshore products segment increased $4.8 million from a loss of $2.4 million in 2000 to income of $2.4 million in 2001. The tubular services segment contributed operating income of $3.3 million during the three months ended June 30, 2001.

    Income Tax (Expense) Benefit. Income tax expense totaled $0.3 million during the three months ended June 30, 2001 compared to $1.2 million during the three months ended June 30, 2000. The decrease of $.9 million, and the correspondingly low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. Net income for the second quarter of 2001 reflects a low estimated annual effective rate due to the partial utilization of net operating losses that benefit the consolidated group after the merger.

    Minority Interest. Minority interests decreased in 2001 to zero from $.1 million during the three months ended June 30, 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Offering.

  SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    Revenues. Revenues increased $161.9 million, or 103.5%, during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This revenue increase was primarily due to the acquisition of Sooner in February 2001, which contributed $130.7 million in revenues. Revenues from our well site services segment increased $25.2 million, or 25.1%, of which $10.9 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $4.9 million was generated from our rental tool business, $6.4 million was generated from our land drilling operations and $3.0 million was generated from our hydraulic workover business. Increases in Canadian drilling activity, tar sands development and strong Gulf of Mexico accommodations activity drove the increase in revenues in our remote site accommodations, catering and logistics services and modular building construction services. The increases in revenues from our rental tool operations and land drilling services were due to improvements in utilization and pricing from the first half of 2000 to the first half of 2001. The remaining $6.0 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

    Cost of sales. Cost of sales increased $139.2 million, or 125.8%, to $249.8 million for the six months ended June 30, 2001 from $110.6 million for the six months ended June 30, 2000. The acquisition of Sooner accounted for $121.8 million of this increase. The remaining increase in cost of sales was primarily due to the increase revenues at each of our operating segments. Cost of sales increased in our well site services and offshore products segments by $15.4 million and $1.7 million, respectively. Our gross profit margin decreased to 21.5% in the six months ended June 30, 2001 from 29.2% during the same period in 2000 primarily due to the addition of the tubular services segment, whose business is characterized by lower margins than are realized in our other two operating segments.

    Selling, General and Administrative Expenses. During the six months ended June 30, 2001, selling, general and administrative expenses increased $6.1 million to $25.4 million from $19.3 million during the six months ended June 30, 2000. The acquisition of our tubular services segment contributed $3.1 million of this increase. Selling, general and administrative expenses increased by $2.2 million, or 22.4%, in our well site services segment due to headcount increases in support of increased market activity. This increase was partially offset by a $1.2 million decrease in our offshore products segment as we reduced costs in the second half of 2000 to improve profitability. Corporate headquarter charges were up $2.1 million due to the establishment of a new corporate headquarters office in connection with the Offering.

    Depreciation and Amortization. Depreciation and amortization increased $2.8 million to a total of $13.3 million for the six months ended June 30, 2001. The 25.3% increase was primarily due to the acquisition of our tubular services segment in February 2001 and asset acquisitions and capital expenditures in our well site services segment during 2000.

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization plus other operating income. Our operating income increased $14.0 million, or 88.0%, to $29.8 million during the six months ended June 30, 2001 from $15.8 million during the six months ended June 30, 2000. Operating income from our well site services segment increased $7.2 million from $18.8 million for the six months ended June 30, 2000 to $26.0 million for the six months ended June 30, 2001. Our tubular services segment contributed operating income of $5.2 million during the period from acquisition in February 2001 to June 30, 2001. Operating income in our offshore products segment increased $5.5 million to $2.6 million for the six months ended June 30, 2001 from a operating loss of $2.9 million for the six months ended June 30, 2000.

    Income Tax Expense. Income tax expense totaled $0.5 million during the six months ended June 30, 2001 compared to $6.4 million during the same period in 2000. The decrease of $5.9 million, and the corresponding low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized in the period. Net income for the first six months of 2001 reflects a low estimated annual effective rate due to the partial utilization of net operating losses that benefit the consolidated group after the merger.

    Minority Interest. Minority interests decreased by $1.1 million during the six months ended June 30, 2001 to $1.6 million from $2.7 million during the six months ended June 30, 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.


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

    Cash was provided by operations during the six months ended June 30, 2001 and 2000 in the amounts of $8.1 million and $27.4 million, respectively. Cash was provided by operations in 2000 as a result of decreased seasonal working capital needs, primarily in Canada. Lower cash provided by operations in 2001 reflects the increased investment in working capital resulting primarily from the acquisition of our tubular services operations, partially offset by higher operating cash flow.

    Capital expenditures were $12.5 million and $8.8 million during the six months ended June 30, 2001 and 2000, respectively. Capital expenditures during both these periods consisted principally of purchases of assets for our well site services businesses. We expect to spend a total of approximately $27 million during 2001 to upgrade our equipment and facilities and expand our product and service offerings. These capital expenditures are expected to be funded with operating cash flow and with borrowings available under our $150 million credit facility.

    Net cash was used in investing activities in the amount of $11.3 million during the six months ended June 30, 2000, primarily to fund capital expenditures and acquisitions. Cash was used by investing activities in the amount of $5.2 million during the six months ended June 30, 2001 primarily as a result of capital expenditures, partially offset by cash acquired in connection with the Sooner acquisition and proceeds from asset sales.

    Net cash of $4.6 million and $4.9 million was used in financing activities during the six months ended June 30, 2001 and June 30, 2000, respectively. Net cash was used in financing activities in 2001 primarily as a result of debt and preferred stock repayments offset by net proceeds of the Offering. Net cash was used in financing activities during the six months ended June 30, 2000 as a result of debt repayments.

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

    We pay commitment fees ranging from 0.25% to 0.5% per year on the undrawn portion of the facility, also depending upon the ratio of total debt to EBITDA.

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

    As of June 30, 2001, we had $91.4 million outstanding under this facility and an additional $6.2 million of outstanding letters of credit leaving $52.4 million available to be drawn under the facility.

    We had an aggregate of approximately $9.5 million of subordinated debt outstanding at June 30, 2001. This subordinated debt will become due and payable at various times over the period from July 2001 to November 2005.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $8.0 million ($.16 per diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

    Currently, we have floating rate obligations totaling approximately $96.2 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2001 levels, our combined interest expense would increase by a total of approximately $80,000 per month.

    Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of June 30, 2001, we had Canadian dollar-denominated debt totaling approximately $12 million.

                          PART II -- OTHER INFORMATION

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

         10.13A** --       Restricted Stock Agreement, dated February 8, 2001,
                           between Oil States International, Inc. and Douglas E.
                           Swanson (incorporated by reference to Exhibit 10.13A
                           of Oil States Report on Form 10Q filed May 15, 2001).

         10.13B** --       Restricted Stock Agreement, dated February 22, 2001,
                           between Oil States International, Inc. and Douglas E.
                           Swanson (incorporated by reference to Exhibit 10.13B
                           of Oil States Report on Form 10Q filed May 15, 2001).

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

                         OIL STATES INTERNATIONAL, INC.

          Date:   August 14, 2001      By     /s/ CINDY B. TAYLOR
                -------------------      ---------------------------------------
                                                  Cindy B. Taylor
                                       Senior Vice President, Chief Financial
                                                         Officer and
                                        Treasurer (Principal Financial Officer)



          Date:   August 14, 2001      By     /s/ ROBERT W. HAMPTON
                -------------------      ---------------------------------------
                                                  Robert W. Hampton
                                       Vice President -- Finance and Accounting
                                                          and
                                        Secretary (Principal Accounting Officer)