Form 10-Q
period 2001-09-30
OIL STATES INTERNATIONAL INC
filed 2001-11-13
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   -------------------------

Commission file number  1-16337
                      -----------


                         OIL STATES INTERNATIONAL, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)

                Delaware                                 76-0476605
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


 Three Allen Center, 333 Clay Street, Suite 3460,           77002
                 Houston, Texas                           (Zip Code)
    (Address of principal executive offices)

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

                                                         YES  [X]    NO  [ ]

The Registrant had 48,232,207 shares of common stock outstanding as of November 9, 2001.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX


                                                                                        PAGE NO.
                                                                                        --------
             Part I -- FINANCIAL INFORMATION

 Item 1.     Financial Statements:

             Unaudited Pro Forma Consolidated and Combined Financial Statements
             Unaudited Pro Forma Consolidated and Combined Statements of Operations
                for the Three Months Ended September 30, 2000                                4
             Unaudited Pro Forma Consolidated and Combined Statements of Operations
                for the Nine Months Ended September 30, 2001 and 2000                      5 - 6
             Notes to Unaudited Pro Forma Consolidated and Combined Financial
                Statements                                                                 7 - 8

             Consolidated and Combined Financial Statements
             Unaudited Consolidated and Combined Statements of Operations for the
                Three and Nine Months Ended September 30, 2001 and 2000                      9
             Consolidated and Combined Balance Sheets -- September 30, 2001
                (unaudited) and December 31, 2000                                            10
             Unaudited Consolidated and Combined Statements of Cash Flows for the
                Nine Months Ended September 30, 2001 and 2000                                11
             Notes to Unaudited Consolidated and Combined Financial Statements            12 - 15

 Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                             16 - 24

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      24

             Part II -- OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K

             (a) Index of Exhibits                                                        25 - 26

             (b) Report on Form 8-K                                                          26

             Signature Page                                                                  27

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

         The unaudited pro forma consolidated and combined statements of operations for the three month and nine month periods ended September 30, 2001 and 2000, respectively, were prepared based upon the historical combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

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

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                PRO FORMA
                                     -----------------------------------------------------------------------------------------------
                                                                                        MINORITY
                                                                     SOONER INC.        INTEREST          OFFERING        COMBINED,
                                       COMBINED                      ADJUSTMENTS       ADJUSTMENTS       ADJUSTMENTS    ACQUISITIONS
                                         GROUP      SOONER INC.       (NOTE 2)          (NOTE 3)       (NOTES 1 AND 4)  AND OFFERING
                                     ------------ --------------  ----------------  ---------------- ------------------ ------------
Revenue...........................     $ 67,525       $58,925          $                 $                 $              $ 126,450
Costs and Expenses:
  Cost of sales...................       48,618        53,252                                                               101,870
  Selling, general and
    administrative................        9,845         1,872                                                  10(B)         11,727
  Depreciation and amortization...        5,034           382             663               366                               6,445
  Other expense (income)..........          (48)           (2)                                                                  (50)
                                       --------       -------          ------            ------            ------         ---------
Operating income (loss)...........        4,076         3,421            (663)             (366)              (10)            6,458
                                       --------       -------          ------            ------            ------         ---------
Interest income...................           --                                                                                  --
Interest expense..................       (2,892)         (976)                                              1,533(A)         (2,335)
Other income (expense)............          (70)                                                                                (70)
                                       --------       -------          ------            ------            ------         ---------
  Income (loss) before income
    taxes.........................        1,114         2,445            (663)             (366)            1,523             4,053
Income tax (expense) benefit......       (1,983)         (542)                                              1,950(D)           (575)
                                       --------       -------          ------            ------            ------         ---------
Net Income (loss) before
  minority interests..............         (869)        1,903            (663)             (366)            3,473             3,478
Minority interests, net
  of taxes........................         (201)                                                              198                (3)
                                       --------       -------          ------            ------            ------         ---------
Net income (loss) before
  preferred dividends.............       (1,070)        1,903            (663)             (366)            3,671             3,475
Preferred dividends...............          (84)                                                               84(C)             --
                                       --------       -------          ------            ------            ------         ---------
Net income (loss) attributable
  to common shares................     $ (1,154)      $ 1,903          $ (663)           $ (366)           $3,755         $   3,475
                                       ========       =======          ======            ======            ======         =========
Net income (loss) per
  common share
  Basic...........................     $   (.05)                                                                          $    0.07
                                       ========                                                                           =========
  Diluted.........................     $   (.05)                                                                          $    0.07
                                       ========                                                                           =========
Average shares outstanding
  Basic...........................       24,665                                                                              48,181
                                       ========                                                                           =========
  Diluted.........................       24,665                                                                              48,421
                                       ========                                                                           =========

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            PRO FORMA
                                ----------------------------------------------------------------------------------------------------
                                                      SOONER INC.                      MINORITY
                                                     (PERIOD FROM       SOONER INC.    INTEREST         OFFERING       CONSOLIDATED,
                                   CONSOLIDATED     JAN. 1, 2001 TO     ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS     ACQUISITIONS
                                       GROUP        FEB. 14, 2001)       (NOTE 2)      (NOTE 3)      (NOTES 1 AND 4)   AND OFFERING
                                -----------------  ----------------  ----------------------------------------------- ---------------
Revenue........................    $ 491,820          $ 48,516           $             $                $                 $540,336
Costs and Expenses:
  Cost of sales................      390,191            45,141                                                             435,332
  Selling, general and
    administrative.............       38,412             1,133                                                              39,545
  Depreciation and
    amortization...............       20,476               188              331           135                               21,130
  Other income.................         (210)               (1)                                                               (211)
                                   ---------          --------           ------        ------           ------            --------
Operating income (loss)........       42,951             2,055             (331)         (135)                              44,540
                                   ---------          --------           ------        ------           ------            --------
Interest income................          465                22                                                                 487
Interest expense...............       (7,809)             (586)                                            843(A)           (7,552)
Other expense..................         (160)                                                                                 (160)
                                   ---------          --------           ------        ------           ------            --------
  Income before income
    taxes......................       35,447             1,491             (331)         (135)             843              37,315
Income tax (expense)
  benefit......................       (1,471)             (542)                                            438(D)           (1,575)
                                   ---------          --------           ------        ------           ------            --------
Net income (loss) before
  minority interests...........       33,976               949             (331)         (135)           1,281              35,740

Minority interests, net of
  taxes........................       (1,598)                                                            1,601                   3
                                   ---------          --------           ------        ------           ------            --------
Net income (loss) before
  extraordinary item...........       32,378               949             (331)         (135)           2,882              35,743
Extraordinary loss on debt
  restructuring................         (784)                                                                                 (784)
                                   ---------          --------           ------        ------           ------            --------
Net income (loss) before
  preferred dividends..........       31,594               949             (331)         (135)           2,882              34,959

Preferred dividends............          (41)                                                               41(C)               --
                                   ---------          --------           ------        ------           ------            --------
Net income (loss) attributable
  to common shares.............    $  31,553          $    949           $ (331)       $ (135)          $2,923            $ 34,959
                                   =========          ========           ======        ======           ======            ========

Net income per common share
  Basic........................    $     .71                                                                              $   0.73
                                   =========                                                                              ========
  Diluted......................    $     .70                                                                              $   0.72
                                   =========                                                                              ========
Average shares outstanding
  Basic........................       44,274                                                                                48,187
                                   =========                                                                              ========
  Diluted......................       45,228                                                                                48,660
                                   =========                                                                              ========

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 PRO FORMA
                                   -------------------------------------------------------------------------------------------------
                                                                                      MINORITY
                                                                   SOONER INC.        INTEREST          OFFERING       CONSOLIDATED,
                                     COMBINED                      ADJUSTMENTS       ADJUSTMENTS       ADJUSTMENTS     ACQUISITIONS
                                       GROUP      SOONER INC.       (NOTE 2)          (NOTE 3)       (NOTES 1 AND 4)   AND OFFERING
                                   ------------ --------------  ----------------  ---------------- ------------------ --------------
Revenue..........................    $223,911      $ 213,495        $                  $                 $                 $437,406
Costs and Expenses:
  Cost of sales..................     159,266        192,856                                                                352,122
  Selling, general and
    administrative...............      29,132          5,983                                                484(B)           35,599
  Depreciation and amortization..      15,666          1,106           1,980            1,101                                19,853
  Other income...................         (65)                                                                                  (65)
                                     --------      ---------        --------           ------            ------            --------
Operating income (loss)..........      19,912         13,550          (1,980)          (1,101)             (484)             29,897
                                     --------      ---------        --------           ------            ------            --------
Interest income..................          13            338                                                                    351
Interest expense.................      (8,552)        (3,083)                                             4,598(A)           (7,037)
Other income.....................          34              1                                                                     35
                                     --------      ---------        --------           ------            ------            --------
  Income before income taxes.....      11,407         10,806          (1,980)          (1,101)            4,114              23,246
Income tax (expense) benefit.....      (8,416)          (772)                                             5,850(D)           (3,338)
                                     --------      ---------        --------           ------            ------            --------
Net Income (loss) before
  minority interests.............       2,991         10,034          (1,980)          (1,101)            9,964              19,908
Minority interests, net
  of taxes.......................      (2,873)            --                                              2,860                 (13)
                                     --------      ---------        --------           ------            ------            --------
Net income (loss) before
  preferred dividends............         118         10,034          (1,980)          (1,101)           12,824              19,895
Preferred dividends..............        (248)            --                                                248(C)               --
                                     --------      ---------        --------           ------            ------            --------
Net income (loss) attributable
  to common shares...............    $   (130)     $  10,034        $ (1,980)         $(1,101)          $13,072            $ 19,895
                                     ========      =========        ========          =======           =======            ========

Net income per common share
  Basic..........................    $   (.01)                                                                             $   0.41
                                     ========                                                                              ========
  Diluted........................    $   (.01)                                                                             $   0.41
                                     ========                                                                              ========
Average shares outstanding
  Basic..........................      24,407                                                                                48,173
                                     ========                                                                              ========
  Diluted........................      24,407                                                                                48,421
                                     ========                                                                              ========

                         OIL STATES INTERNATIONAL, INC.

   NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma consolidated and combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma consolidated and combined statements of operations for the nine month period ended September 30, 2001 and the three and nine month periods ended September 30, 2000 have been adjusted for the effects of purchase accounting, as described below.

         The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering on February 14, 2001. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma consolidated and combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. The unaudited pro forma consolidated and combined statements of operations for the nine month period ended September 30, 2001 and the three and nine month periods ended September 30, 2000 include the historical financial statements of Sooner prior to the acquisition, for the entire three and nine month periods ended September 30, 2000 and for the period from January 1, 2001 to February 14, 2001. Subsequent to the acquisition, Sooner's results are included with the results of the Consolidated Group.

NOTE 1 -- COMBINING ADJUSTMENTS

    Sooner's results from its February 14, 2001 acquisition date are included with the historical results of the Controlled Group. Minority interest in income
(loss) and related tax effect of the Controlled Group are presented below (in thousands):

                                                      TOTAL
          Three Months Ended September 30, 2000     $   198
                                                    =======
          Nine Months Ended September 30, 2000      $ 2,860
                                                    =======
          Nine Months Ended September 30, 2001      $ 1,601
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

    To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the offering price per share of $9.00 (in millions):

    Purchase price................................................   $  69.5(1)
    Less: Fair value of net assets acquired.......................      29.7
                                                                     -------
    Goodwill......................................................             $  39.8
                                                                               =======
    Amortization for the three months ended September 30, 2000....             $   .66
                                                                               =======
    Amortization for the nine months ended September 30, 2000.....             $  1.98
                                                                               =======
    Amortization for the period from January 1, 2001 to February
    14, 2001......................................................             $   .33
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

NOTE 3 -- ACQUISITION OF MINORITY INTERESTS

         To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical minority interests amounts reflected for the Controlled Group (in millions):

         Amortization of the additional goodwill for
           the three months ended September 30, 2000......           $  .37
                                                                     ======
         Amortization of the additional goodwill for the
           nine months ended September 30, 2000 ..........           $ 1.10
                                                                     ======
         Amortization of the additional goodwill for
           the period from January 1, 2001 to
           February 14, 2001..............................           $  .13
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

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------           --------------------------------
                                                           2001                   2000                2001                 2000
                                                       ----------              --------           ----------            ----------
Revenues.........................................       $ 173,510               $67,525            $ 491,820            $ 223,911

Costs and expenses:
  Cost of sales..................................         140,390                48,618              390,191              159,266
  Selling, general and administrative expenses...          12,974                 9,845               38,412               29,132
  Depreciation expense...........................           5,200                 4,243               15,172               13,328
  Amortization expense...........................           1,957                   791                5,304                2,338
  Other operating expense (income)...............            (191)                  (48)                (210)                 (65)
                                                        ---------               --------           ---------            ---------
                                                          160,330                63,449              448,869              203,999
                                                        ---------               -------            ---------            ---------
Operating income.................................          13,180                 4,076               42,951               19,912
Interest expense.................................          (2,124)               (2,892)              (7,809)              (8,552)
Interest income..................................              93                    --                  465                   13
Other income (expense)...........................             114                   (70)                (160)                  34
                                                        ---------               --------           ---------            ---------
Income (loss) before income taxes, minority
  interest, and extraordinary item...............          11,263                 1,114               35,447               11,407
Income tax expense...............................            (963)               (1,983)              (1,471)              (8,416)
Minority interest in loss (income) of combined
  companies and consolidated subsidiaries........               2                  (201)              (1,598)              (2,873)
                                                        ---------               -------            ---------            ---------
Net income (loss) before extraordinary item
  and preferred dividends........................          10,302                (1,070)              32,378                  118
Extraordinary loss on debt restructuring, net of
  taxes............................................            --                    --                 (784)                  --
                                                        ---------               -------            ---------            ---------
Net income (loss) before preferred dividends.....          10,302                (1,070)              31,594                  118
Preferred dividends..............................              --                   (84)                 (41)                (248)
                                                        ---------               -------            ---------            ---------
Net income (loss) attributable to common shares..       $  10,302               $(1,154)           $  31,553            $    (130)
                                                        =========               =======            =========            ==========
Basic income (loss) per share:
  Income (loss) per share before extraordinary
    item.........................................       $     .21               $  (.05)           $     .73            $    (.01)
  Extraordinary loss on debt restructuring, net
    of taxes.....................................              --                    --                 (.02)                  --
  Basic net income (loss) per share..............             .21                  (.05)                 .71                 (.01)

Diluted income (loss) per share:
  Income (loss) per share before extraordinary
    item.............................................   $     .21               $  (.04)           $     .72            $    (.01)
  Extraordinary loss on debt restructuring, net
    of taxes.........................................          --                    --                 (.02)                  --
  Diluted net income (loss) per share............             .21                  (.04)                 .70                 (.01)

Weighted average number of common shares
  outstanding (in thousands):
  Basic..........................................          48,221                24,665               44,274               24,407
  Diluted........................................          48,536                26,665               45,228               24,407


                 The accompanying notes are an integral part of
                          these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               CONSOLIDATED                   COMBINED
                                                               SEPTEMBER 30,                 DECEMBER 31,
                       ASSETS                                      2001                         2000
                                                               -------------                ------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................             $   4,988                   $   4,821
  Accounts receivable, net..........................               104,917                      64,137
  Inventories, net..................................                99,126                      30,826
  Prepaid expenses and other current assets.........                 4,166                       1,715
                                                                 ---------                   ---------
    Total current assets............................               213,197                     101,499

Property, plant, and equipment, net.................               148,354                     143,468
Goodwill, net.......................................               173,632                     103,391
Other noncurrent assets.............................                 5,521                       5,160
                                                                 ---------                   ---------
     Total assets...................................             $ 540,704                   $ 353,518
                                                                 =========                   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........             $  78,782                   $  57,248
  Income taxes......................................                 1,042                       2,796
  Current portion of long-term debt.................                 4,493                      37,629
  Other current liabilities.........................                 6,576                       3,433
                                                                 ---------                   ---------
     Total current liabilities......................                90,893                     101,106

  Long-term debt....................................                92,102                     102,614
  Deferred income taxes.............................                14,201                      19,977
  Postretirement healthcare benefits................                 5,676                       5,899
  Other liabilities.................................                 4,700                       4,519
                                                                 ---------                   ---------
     Total liabilities..............................               207,572                     234,115

Minority interest...................................                   154                      37,561
Redeemable preferred stock..........................                    --                      25,293
Stockholders' equity:
  Convertible preferred stock.......................                    --                       1,625
  Common stock......................................                   483                         272
  Additional paid-in capital........................               325,472                      83,810
  Retained earnings (deficit).......................                13,327                     (25,854)
  Accumulated other comprehensive loss..............                (6,304)                     (3,304)
                                                                 ---------                   ---------
     Total stockholders' equity.....................               332,978                      56,549
                                                                 ---------                   ---------
     Total liabilities and stockholders' equity.....             $ 540,704                   $ 353,518
                                                                 =========                   =========

                 The accompanying notes are an integral part of
                          these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2001                    2000
                                                                     ---------               ---------
Cash flows from operating activities:
  Net income before extraordinary item........................        $ 32,378                $    118
  Adjustments to reconcile net income from continuing
    operations to net cash from operating activities:
    Minority interest, net of distributions...................           1,599                   2,860
    Depreciation and amortization.............................          20,476                  15,666
    Deferred income tax benefit ..............................          (6,820)                    (46)
    Other, net................................................           1,608                     613
    Changes in working capital................................         (20,016)                  8,768
                                                                      --------                --------
      Net cash flows provided by operating activities.........          29,225                  27,979

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired............          (2,999)                 (3,500)
  Capital expenditures........................................         (21,538)                (11,325)
  Proceeds from sale of equipment.............................           5,410                   1,121
  Cash acquired in Sooner acquisition.........................           4,894                      --
  Payment of earn-out for acquired business...................          (2,120)                     --
  Other, net..................................................              17                     321
                                                                      --------                --------
      Net cash flows used in investing activities.............         (16,336)                (13,383)

Cash flows from financing activities:
  Revolving credit borrowings (repayments)....................          (1,638)                 (5,557)
  Debt repayments.............................................         (65,617)                (83,897)
  Debt borrowings.............................................              --                  88,030
  Preferred stock dividends...................................            (844)                   (502)
  Issuance of common stock....................................          84,599                      76
  Repurchase of preferred stock...............................         (21,775)                     --
  Payment of offering and financing costs.....................          (5,353)                     --
  Other, net..................................................          (2,200)                   (214)
                                                                      --------                --------
      Net cash flows used in financing activities.............         (12,828)                 (2,064)

Effect of exchange rate changes on cash.......................              22                     (37)
                                                                      --------                --------
Net increase in cash and cash equivalents from continuing
  operations..................................................              83                  12,495
Net cash provided by (used in) discontinued operations........             334                 (10,427)
Extraordinary item............................................            (250)                     --
Cash and cash equivalents, beginning of period................           4,821                   3,216
                                                                      --------                --------
Cash and cash equivalents, end of period......................        $  4,988                $  5,284
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

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated and combined financial statements include the activities of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group, Inc. (PTI), collectively the Controlled Group or the Company. The reorganization accounting method, which yields results similar to the pooling of interest method, has been used in the preparation of the consolidated and combined financial statements of the Controlled Group (entities under common control of SCF-III L.P., a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the three-month and nine-month periods ended September 30, 2000, and for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner Inc. (Sooner) in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated and combined financial statements.

         The accompanying unaudited consolidated and combined financials statements of the Company and its wholly owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

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

         Concurrent with the Offering, the Company acquired Sooner for $69.5 million. The Company exchanged 7,597,152 shares of its common stock for all of the outstanding common shares of Sooner. The Company accounted for the acquisition using the purchase method of accounting and recorded approximately $40 million in goodwill that is being amortized over a 15-year period.

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

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

         Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                SEPTEMBER 30,         DECEMBER 31,
                                                    2001                 2000
                                                    ----                 ----
              Accounts receivable, net:
                 Trade.......................   $ 104,744              $ 61,809
                 Unbilled revenue............       1,834                    --
                 Other.......................       1,449                 4,323
                 Allowance...................      (3,110)               (1,995)
                                                ---------              --------
                                                $ 104,917              $ 64,137
                                                =========              ========



                                               SEPTEMBER 30,          DECEMBER 31,
                                                   2001                  2000
                                                   ----                  ----
              Inventories, net:
                 Finished goods and
                    purchased products.......   $  83,541              $ 14,813
                 Work in progress............      11,994                12,208
                 Raw materials...............       9,375                 8,720
                                                ---------              --------
                    Total inventories........     104,910                35,741
                 Inventory reserves..........      (5,784)               (4,915)
                                                ---------              --------
                                                $  99,126              $ 30,826
                                                =========              ========


                                                ESTIMATED     SEPTEMBER 30,        DECEMBER 31,
                                               USEFUL LIFE        2001                2000
                                               -----------        ----                ----
          Property, plant and equipment, net:
             Land..........................                   $   4,200             $  3,660
             Buildings and leasehold
               improvements................    2-50 years        27,282               25,501
             Machinery and equipment.......    2-29 years       141,944              134,983
             Rental tools..................    3-5 years         23,529               18,370
             Office furniture and equipment    1-10 years        10,566                8,724
             Vehicles......................    2-5 years          5,840                4,853
             Construction in progress......                       1,007                   26
                                                              ---------             --------
               Total property, plant and
                 equipment.................                     214,368              196,117
          Less: Accumulated depreciation...                     (66,014)             (52,649)
                                                              ---------             --------
                                                              $ 148,354             $143,468
                                                              =========             ========



                                              SEPTEMBER 30,         DECEMBER 31,
                                                  2001                 2000
                                                  ----                 ----
         Accounts payable and accrued
            liabilities:
            Trade accounts payable........       $46,331               $ 26,215
            Accrued compensation..........        10,039                  7,685
            Accrued insurance.............         3,201                  2,819
            Accrued interest..............           995                  6,646
            Other.........................        18,216                 13,883
                                                 -------               --------
                                                 $78,782               $ 57,248
                                                 =======               ========

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

    Financial information by industry segment for each of the three-month and nine-month periods ended September 30, 2001 and 2000 is summarized in the following tables (in thousands):

                                            OFFSHORE      WELLSITE      TUBULAR      CORPORATE AND
                                            PRODUCTS      SERVICES      SERVICES      ELIMINATIONS        TOTAL
                                            --------      --------      --------      ------------        -----
THREE MONTHS ENDED SEPTEMBER 30, 2001
    Revenues from unaffiliated
    customers........................        $ 31,371     $ 55,800      $  86,339        $    --       $ 173,510
                                             ========     ========      =========        =======       =========
    EBITDA...........................           3,659       15,429          2,827         (1,578)         20,337
                                             ========     ========      =========        =======       =========
    Depreciation and amortization....           1,583        4,094            535            945           7,157
                                             ========     ========      =========        =======       =========
    Operating income (loss)..........           2,076       11,335          2,292         (2,523)         13,180
                                             ========     ========      =========        =======       =========
    Capital expenditures.............           1,010        7,849            122             20           9,001
                                             ========     ========      =========        =======       =========
    Total assets.....................         137,919      222,199        119,680         60,906         540,704
                                             ========     ========      =========        =======       =========

THREE MONTHS ENDED SEPTEMBER 30, 2000
    Revenues from unaffiliated
    customers........................        $ 28,206     $ 39,319      $      --        $    --       $  67,525
                                             ========     ========      =========        =======       =========
    EBITDA...........................           1,085        8,190             --           (165)          9,110
                                             ========     ========      =========        =======       =========
    Depreciation and amortization....           1,624        3,411             --             (1)          5,034
                                             ========     ========      =========        ========      =========
    Operating income (loss)..........            (539)       4,779             --           (164)          4,076
                                             ========     ========      =========        =======       =========
    Capital expenditures.............             564        2,004             --             --           2,568
                                             ========     ========      =========        =======       =========
    Total assets.....................         130,432      202,049             --         14,673         347,154
                                             ========     ========      =========        =======       =========

                                            OFFSHORE      WELLSITE      TUBULAR      CORPORATE AND
                                            PRODUCTS      SERVICES      SERVICES      ELIMINATIONS        TOTAL
                                            --------      --------      --------      ------------        -----
 NINE MONTHS ENDED SEPTEMBER 30, 2001
    Revenues from unaffiliated
    customers.....................           $ 93,301     $181,448      $ 217,071        $    --       $ 491,820
                                             ========     ========      =========        =======       =========
    EBITDA........................              9,406       49,442          8,687         (4,108)         63,427
                                             ========     ========      =========        =======       =========
    Depreciation and amortization.              4,727       12,150          1,235          2,364          20,476
                                             ========     ========      =========        =======       =========
    Operating income (loss).......              4,679       37,292          7,451         (6,471)         42,951
                                             ========     ========      =========        =======       =========
    Capital expenditures..........              2,457       18,526            456             99          21,538
                                             ========     ========      =========        =======       =========
    Total assets..................            137,919      222,199        119,680         60,906         540,704
                                             ========     ========      =========        =======       =========

 NINE MONTHS ENDED SEPTEMBER 30, 2000
    Revenues from unaffiliated
    customers.....................           $ 84,117     $139,794      $      --        $    --       $ 223,911
                                             ========     ========      =========        =======       =========
    EBITDA........................              1,501       34,302             --           (225)         35,578
                                             ========     ========      =========        =======       =========
    Depreciation and amortization.              4,925       10,742             --             (1)         15,666
                                             ========     ========      =========        ========      =========
    Operating income (loss).......             (3,424)      23,560             --           (224)         19,912
                                             ========     ========      =========        =======       =========
    Capital expenditures..........              1,771        9,554             --             --          11,325
                                             ========     ========      =========        =======       =========
    Total assets..................            130,432      202,049             --         14,673         347,154
                                             ========     ========      =========        =======       =========

5. EXTRAORDINARY ITEM

    In connection with the debt refinancing in February 2001 (Note 2), the Company incurred prepayment penalties and wrote-off unamortized debt issue costs totaling $0.8 million.

6. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the three-month and nine month periods ended September 30, 2001 and 2000 was as follows (in thousands):

                                             THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------           -------------------------------
                                                 2001                   2000                 2001                2000
                                              ---------              ---------            --------            -------
       Comprehensive income:
          Net income (loss).............       $10,302                $(1,070)             $31,594             $   118
          Cumulative translation
            adjustment..................        (1,468)                   830               (3,000)             (2,701)
                                               -------                -------              -------             -------
          Total comprehensive income
            (loss)......................       $ 8,834                $  (240)             $28,594             $(2,583)
                                               =======                =======              =======             =======

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

Overview

         We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment is a leading provider of highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon repairs and upgrades of existing drilling rigs, construction of new drilling rigs and the development of offshore production systems. In this segment, we are particularly influenced by deepwater drilling and production activities. Through our tubular services division, we distribute premium tubing and casing. Sales of tubular products and services depend upon the overall level of drilling activity and the mix of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional tubular and casing strings. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools and remote site accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity.

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

         The price of crude oil has increased over 1999 levels due to improved demand for oil and supply reductions by OPEC member countries. This improvement in crude oil pricing has led to increases in the rig count in 2000 and the first half of 2001, particularly in Canada and the United States where the rig count reached a high of 1,717 rigs in February 2001. The rig count began to decline in the third quarter of this year. As of November 2, 2001, the rig count in the United States and Canada, as measured by Baker Hughes, was 1,339, a decline of 22% from the high reached earlier this year. Demand for our tubular services began to weaken with the overall deterioration of industry fundamentals. Our offshore products segment has shown signs of recovery based on the growth of our backlog in this segment and the level of customer inquiries currently being received. We believe that our offshore products segment has lagged the general market recovery in 2000 and 2001 because its sales related to offshore construction and production facility development generally occur later in the exploration and development cycle. Worldwide construction activity is improving currently and we expect it to increase substantially when construction activity in the shallow water regions of the Gulf of Mexico resumes and as the industry increasingly pursues deeper water drilling and development projects.

         Consolidation among both major and independent oil and gas companies has affected exploration, development and production activities, particularly in international areas. These companies have focused on integration activities and cost control measures over recent periods. As a result, we believe that capital spending in international areas has lagged the industry recovery in 2000 and 2001. As a result, international spending is expected to increase in 2002.

         Recently, there has been a significant decline in oil and natural gas prices due to higher oil and gas inventories and a general economic slowdown in the United States and in other economies. The economic slowdown coupled with conservation efforts have affected energy supplies and related pricing. The rig count has decreased and has now fallen below prior year levels. Management believes this price uncertainty will impact near-term activity levels and could have an adverse effect on the Company's profitability.

As a result, the Company has taken steps to reduce its tubular inventories. The Company's profitability could suffer if pricing is reduced below inventory carrying amounts. We believe longer-term oil and gas supply and demand fundamentals remain positive.

The Combination

         Prior to our initial public offering in February 2001, SCF-III owned majority interests in Oil States, HWC and PTI, and SCF-IV owned a majority interest in Sooner. The following chart depicts the summary ownership structure of Oil States, HWC, PTI and Sooner prior to the Combination:

         [See Chart in 2000 Form 10-K depicting that SCF-III, L.P. owns 84.6%, 80.6% and 57.7% of Oil States, HWC and PTI, respectively, and minority shareholders own 15.4%, 19.4% and 42.3% of Oil States, HWC and PTI, respectively, in each case prior to the Combination. The chart also depicts that SCF-IV, L.P. owns 81.7% of Sooner and minority stockholders own 18.3% of Sooner, prior to the Combination.]

         L.E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III and SCF-IV. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. Concurrently with the closing of the Offering, Oil States combined with Sooner, HWC and PTI, a transaction which we refer to as the Combination. As a result HWC, Sooner and PTI became our wholly owned subsidiaries. Concurrently with the closing the Offering we also issued 4,275,555 shares of common stock to SCF-III and SCF-IV in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF (the SCF Exchange). This exchange was based on the initial public offering price of $9.00 per share less underwriting discounts and commissions. The following chart depicts the summary ownership structure of our company following the Combination, the SCF Exchange and the Offering:

         [See Chart in 2000 Form 10-K depicting that purchasers in the offering own 20.7% of our company, existing stockholders (other than SCF) own 16.1%, SCF-III, L.P. owns 45.2% and SCF-IV, L.P. owns 17.9%, in each case following the Combination and the Offering. The chart also depicts that Oil States owns 100% of HWC, 100% (indirectly) of PTI and 100% of Sooner following the Combination and the Offering.]

         The financial results of Oil States, HWC and PTI have been combined for the nine months ended September 30, 2000 and for the period from January 1, 2001 to February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our historical results of operations provided below. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of the Offering, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the three-month and nine month periods ended September 30, 2001 and 2000 reflect the acquisition of Sooner as if such acquisition occurred on January 1, 2000. After the acquisition of Sooner, we report under three business segments. The unaudited pro forma financial statements do not reflect any cost savings or other financial synergies that may be realized after the Combination.

         PRO FORMA RESULTS OF OPERATIONS

         Since the acquisition of Sooner, we have reported under three business segments, offshore products, well site services and tubular services. Pro forma information including these three segments is presented below.

                                                             PRO FORMA                        PRO FORMA
                                                           THREE MONTHS                      NINE MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
                                                        2001           2000             2001           2000
                                                    ------------   ------------     -----------     -----------
                     Revenues
                       Offshore Products.......        $  31.4        $   28.2         $  93.3         $  84.1
                       Well Site Services......           55.8            39.3           181.4           139.8
                       Tubular Services........           86.3            58.9           265.6           213.5
                                                       -------        --------         -------         -------
                          Total................        $ 173.5        $  126.4         $ 540.3         $ 437.4
                                                       =======        ========         =======         =======
                     Operating Income (Loss)
                       Offshore Products.......        $   2.1        $   (0.5)        $   4.7         $  (3.4)
                       Well Site Services......           11.3             4.8            37.3            23.6
                       Tubular Services........            2.3             3.4             9.5            13.5
                       Corporate and Eliminations         (2.5)           (1.2)           (7.0)           (3.8)
                                                       -------        --------         -------         -------
                          Total................        $  13.2        $    6.5         $  44.5         $  29.9
                                                       =======        ========         =======         =======

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Pro forma revenues increased by 23.5% from $437.4 million during the nine months ended September 30, 2000 to $540.3 million for the nine months ended September 30, 2001. Revenues from our well site services segment increased $41.6 million, or 29.8%, of which $19.7 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $6.8 million was generated from our rental tool business, $9.4 million was generated from our land drilling operations and $5.7 million was generated from our hydraulic workover business. Increases in Canadian drilling activity, oil sands development activity and strong Gulf of Mexico accommodations activity drove the increase in revenues in our remote site accommodations, catering and logistics services and modular building construction services. The increases in revenues from our rental tool operations and land drilling services were due to improvements in utilization and pricing from the first nine months of 2000 to the first nine months of 2001. Our tubular services revenues increased $52.1 million, or 24.4%, over the period as a direct result of the increased drilling activity over the period. The remaining $9.2 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

         Cost of sales. Cost of sales increased $83.2 million, or 23.6%, to $435.3 million for the nine months ended September 30, 2001 from $352.1 million for the nine months ended September 30, 2000. The cost of sales increase was due to increased revenues at each of our operating segments. Cost of sales increased in our well site services, tubular services and offshore products segments by $23.9 million, $55.6 million and $2.9 million, respectively. Our gross profit margin for the period decreased slightly from 19.5% in 2000 to 19.4% in 2001. Gross margin improvements in our well site services and offshore products segments were offset by margin declines in our tubular services segments.

         Selling, General and Administrative Expenses. During the nine months ended September 30, 2001, selling, general and administrative expenses increased $3.9 million, or 11.0%, to $39.5 million from $35.6 million for the nine months ended September 30, 2000. Selling, general and administrative expenses increased by $2.9 million, or 19.7%, in our well site services segment due to headcount increases in support of increased market activity. This increase was partially offset by a $1.7 million decrease in our offshore products segment as we reduced costs in the second half of 2000 to improve profitability. Corporate headquarter charges were up $2.5 million due to the establishment of a new corporate headquarters office in connection with the Offering.

         Depreciation and Amortization. Depreciation and amortization increased $1.3 million to a total of $21.1 million for the nine months ended September 30, 2001. The 6.4% increase was primarily due to acquisitions and capital expenditures in our well site services segment during 2000.

         Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization plus other operating income. Our operating income increased $14.6 million, or 48.8%, to $44.5 million for the nine months ended September 30, 2001 from $29.9 million for the nine months ended September 30, 2000. Operating income from our well site services segment increased $13.7 million from $23.6 million for the nine months ended September 30, 2000 to $37.3 million during the nine months ended September 30, 2001. Operating income for our tubular services segment decreased $4.0 million to $9.5 million for the nine months ended September 30, 2001 from $13.5 million during the nine months ended September 30, 2000. Operating income in our offshore products segment increased $8.1 million to $4.7 million for the nine months ended September 30, 2001 from an operating loss of $3.4 million for the nine months ended September 30, 2000.

         Net Interest Expense. Net interest expense totaled $7.1 million for the nine months ended September 30, 2001 compared to $6.7 million for the nine months ended September 30, 2000. The $0.4 million increase in net interest expense was primarily related to an increase in average debt balances outstanding, partially offset by lower interest rates.

         Income Tax Expense. Income tax expense totaled $1.6 million during the nine months ended September 30, 2001 compared to $3.3 million during the same period in 2000. The decrease of $1.7 million, and the corresponding low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized in the period.

         Minority Interest. Minority interest expense was immaterial during the nine months ended September 30, 2001 and 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

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

                                                            THREE MONTHS                 NINE MONTHS
                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                     --------------------------  --------------------------
                                                         2001          2000          2001          2000
                                                     ------------  ------------  ------------  ------------
                       Revenues
                         Offshore Products.......       $  31.4        $ 28.2       $  93.3       $  84.1
                         Well Site Services......          55.8          39.3         181.4         139.8
                         Tubular Services........          86.3           --          217.1            --
                                                        -------        -----        -------       -------
                            Total................       $ 173.5        $ 67.5       $ 491.8       $ 223.9
                                                        =======        ======       =======       =======
                       Operating Income (Loss)
                         Offshore Products.......       $   2.1        $ (0.5)      $   4.7       $  (3.4)
                         Well Site Services......          11.3           4.8          37.3          23.6
                         Tubular Services........           2.3           --            7.5            --
                         Corporate and Eliminations        (2.5)         (0.2)         (6.5)         (0.3)
                                                        -------        ------       -------       -------
                            Total................       $  13.2        $  4.1       $  43.0       $  19.9
                                                        =======        ======       =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues increased $106.0 million, or 157.0%, during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This revenue increase was primarily attributable to the acquisition of Sooner in February 2001 which contributed $86.3 million revenues. Well site services revenues increased $16.5 million, or 42.0%, and offshore products revenues increased $3.2 million, or 11.3%, during the same period. Of the $16.5 million increase in well site services, $8.8 million was generated by our remote site accommodations, catering and logistics services and modular building construction services, $3.0 million was from our drilling operations, $2.7 million was generated from our hydraulic workover units and $2.0 million was generated from our rental tool operations. The improvement in revenues from our remote site accommodations, catering and logistics services and modular building construction services was primarily due to an increase in headcount served in support of increased construction activity in the oil sands developments in Northern Alberta, Canada. The increase in drilling revenues was attributable to increased utilization and footage rates charged in both Texas and Ohio. The hydraulic workover units' increased revenues in the three months ended September 30, 2001 compared to the same period in the prior year was attributable to higher utilization (847 revenue days vs. 731 revenue days) and higher revenues per day worked. Increased activity for our hydraulic workover units was noted in all geographic areas, but it was most significant in Venezuela and the Middle East regions. Our rental tool operations benefited from increased activity and additional tools purchased for rent since the third quarter of 2000. Offshore products revenues increased in the quarter ended September 30, 2001 compared to the same period in the prior year because of increased volumes in its bearing and connector products and higher activity in fabrication and repair operations.

         Cost of Sales. Cost of sales increased $91.8 million, or 188.9%, to $140.4 million in the three months ended September 30, 2001 compared to $48.6 million in the three months ended September 30, 2000. The acquisition of Sooner's tubular services business accounted for $81.5 million of this increase. Our gross margins decreased to 19.1% in the three months ended September 30, 2001 from 28.0% during the same period in 2000 primarily due to the addition of our tubular services segment beginning February 2001, whose business is characterized by lower gross margins than are realized in our offshore services and well site services business.

         Selling, General and Administrative Expenses. During the three months ended September 30, 2001, selling general and administrative expenses increased $3.2 million to $13.0 million compared to $9.8 million for the three months ended September 30, 2000. The newly acquired tubular services division added $2.0 million of the increase. Selling, general and administrative expenses in our well site services segment increased $0.8 million, or 14.6%, due to headcount increases in support of increased market activity. This increase was partially offset by a $0.5 million decrease in our offshore products segment, where costs were reduced in response to the market downturn in offshore construction activity during 2000 and early 2001. Additionally, there was an increase in selling, general and administrative expenses of $0.9 million attributable to the establishment of our corporate headquarters office.

         Depreciation and Amortization. Depreciation and amortization totaled $7.2 million for the three months ended September 30, 2001 compared to $5.0 million for the three months ended September 30, 2000. The addition of our tubular services segment accounted for $0.5 million of the increase. The remaining increase was due to asset acquisitions and capital expenditures made in our well site services segment during 2000, as well as amortization of goodwill recorded in connection with our acquisitions of Sooner and minority interests in February 2001.

         Operating Income. Operating income increased by $9.1 million to $13.2 million for the three months ended September 30, 2001 from $4.1 million for the same period in 2000. Operating income from our well site services segment increased $6.5 million from $4.8 million for the three months ended September 30, 2000 to $11.3 million for the same period in 2001. Operating income in our offshore products segment increased $2.6 million from a loss of $0.5 million in 2000 to income of $2.1 million in 2001. The tubular services segment contributed operating income of $2.3 million during the three months ended September 30, 2001.

         Income Tax (Expense) Benefit. Income tax expense totaled $1.0 million during the three months ended September 30, 2001 compared to $2.0 million during the three months ended September 30, 2000. The decrease of $1.0 million, and the correspondingly low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination.

         Minority Interest. Minority interests decreased in 2001 to zero from $0.2 million during the three months ended September 30, 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Offering.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues increased $267.9 million, or 119.7%, during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This revenue increase was primarily due to the acquisition of Sooner in February 2001, which contributed $217.1 million in revenues. Revenues from our well site services segment increased $41.6 million, or 29.8%, of which $19.7 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $6.8 million was generated from our rental tool business, $9.4 million was generated from our land drilling operations and $5.7 million was generated from our hydraulic workover business. Increases in Canadian drilling activity, oil sands development activity and strong Gulf of Mexico accommodations activity drove the increase in revenues in our remote site accommodations, catering and logistics services and modular building construction services. The increases in revenues from our rental tool operations and land drilling services were due to improvements in utilization and pricing from the first nine months of 2000 to the first nine months of 2001. The remaining $9.2 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

         Cost of sales. Cost of sales increased $230.9 million, or 144.9%, to $390.2 million for the nine months ended September 30, 2001 from $159.3 million for the nine months ended September 30, 2000. The acquisition of Sooner accounted for $203.3 million of this increase. The remaining increase in cost of sales was primarily due to the increased revenues at each of our operating segments. Cost of sales increased in our well site services and offshore products segments by $23.9 million and $2.9 million, respectively. Our gross profit margin decreased to 20.7% in the nine months ended September 30, 2001 from 28.9% during the same period in 2000 primarily due to the addition of our tubular services segment, whose business is characterized by lower margins than are realized in our other two operating segments.

         Selling, General and Administrative Expenses. During the nine months ended September 30, 2001, selling, general and administrative expenses increased $9.3 million to $38.4 million from $29.1 million during the nine months ended September 30, 2000. The acquisition of our tubular services segment contributed $5.1 million of this increase. Selling, general and administrative expenses increased by $2.9 million, or 19.7%, in our well site services segment due to headcount increases in support of increased market activity. This increase was partially offset by a $1.7 million decrease in our offshore products segment as we reduced costs in the second half of 2000 to improve profitability. Corporate headquarter charges were up $3.0 million due to the establishment of a new corporate headquarters office in connection with the Offering.

         Depreciation and Amortization. Depreciation and amortization increased $4.8 million to a total of $20.5 million for the nine months ended September 30, 2001. The addition of our tubular services segment caused $1.2 million of this increase. The remaining increase was due to asset acquisitions and capital expenditures made in our well site services segment during 2000, as well as amortization of goodwill recorded in connection with our acquisitions of Sooner and minority interests in February 2001.

         Operating Income. Operating income increased $23.1 million, or 116.1%, to $43.0 million during the nine months ended September 30, 2001 from $19.9 million during the nine months ended September 30, 2000. Operating income from our well site services segment increased $13.7 million from $23.6 million for the nine months ended September 30, 2000 to $37.3 million for the nine months ended September 30, 2001. Our tubular services segment contributed operating income of $7.5 million during the period from acquisition in February 2001 to September 30, 2001. Operating income in our offshore products segment increased $8.1 million to $4.7 million for the nine months ended September 30, 2001 from a operating loss of $3.4 million for the nine months ended September 30, 2000.

         Income Tax Expense. Income tax expense totaled $1.5 million during the nine months ended September 30, 2001 compared to $8.4 million during the same period in 2000. The decrease of $6.9 million, and the corresponding low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized in the period.

         Minority Interest. Minority interests decreased by $1.3 million during the nine months ended September 30, 2001 to $1.6 million from $2.9 million during the nine months ended September 30, 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

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

         Cash was provided by operations during the nine months ended September 30, 2001 and 2000 in the amounts of $29.2 million and $28.0 million, respectively. Cash was provided by operations in 2000 as a result of decreased seasonal working capital needs, primarily in Canada. Cash provided by operations in 2001 reflects net income before extraordinary item, partially offset by the use of working capital to reduce accounts payable and accrued expenses during the nine months ended September 30, 2001.

         Capital expenditures totaled $21.5 million and $11.3 million during the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures during both these periods consisted principally of purchases of assets for our well site services businesses. We expect to spend a total of approximately $27 million during 2001 to upgrade our equipment and facilities and expand our product and service offerings. The balance of these capital expenditures are expected to be funded with operating cash flow and with borrowings available under our $150 million credit facility.

         Cash was used by investing activities in the amount of $16.3 million during the nine months ended September 30, 2001 primarily as a result of capital expenditures which totaled $21.5 million and two rental tool acquisitions in our well site services segment totaling $3.0 million, partially offset by cash acquired in connection with the Sooner acquisition and proceeds from asset sales. Net cash was used in investing activities in the amount of $13.4 million during the nine months ended September 30, 2000, primarily to fund capital expenditures and acquisitions.

         Net cash of $12.8 million and $2.1 million was used in financing activities during the nine months ended September 30, 2001 and September 30, 2000, respectively. Net cash was used in financing activities in 2001 primarily as a result of debt and preferred stock repayments offset by net proceeds of the Offering. Net cash used in financing activities during the nine months ended September 30, 2000 was primarily for debt repayments.

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

This credit facility replaced our existing credit facilities. The facility matures on February 14, 2004, unless extended for up to two additional one-year periods with the consent of the lenders. Amounts borrowed under this new facility bear interest, at our election, at either:

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

         Subject to exceptions, commitments under our credit facility will be permanently reduced, and loans prepaid, by an amount equal to 100% of the net cash proceeds of all non-ordinary course asset sales and the issuance of additional debt and by 50% of the issuance of equity securities. Mandatory commitment reductions will be allocated pro rata based on amounts outstanding under the U.S. dollar denominated facility and the Canadian dollar denominated facility. In addition, voluntary reductions in commitments will be permitted.

         Our credit facility is guaranteed by all of our active domestic subsidiaries and, in some cases, our Canadian and other foreign subsidiaries. Our credit facility is secured by a first priority lien on all our inventory, accounts receivable and other material tangible and intangible assets, as well as those of our active subsidiaries. However, no more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

         Our credit facility contains negative covenants that restrict our ability to:

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

         In addition, our credit facility requires us to maintain:

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

         Under our credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit Credit Suisse First Boston to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

         As of September 30, 2001, we had $82.8 million outstanding under this facility and an additional $6.3 million of outstanding letters of credit leaving $60.9 million available to be drawn under the facility.

         We had an aggregate of approximately $9 million of subordinated debt outstanding at September 30, 2001. This subordinated debt will become due and payable at various times over the period from October 2001 to November 2005.

         We believe that cash from operations and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

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

         Our 2001 effective tax rate approximates 4%. This low effective tax rate is due to the partial utilization of net operating losses which benefit the consolidated group after the merger. We currently estimate our 2002 effective tax rate at approximately 22%.

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

         Currently, we have floating rate obligations totaling approximately $86.3 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2001 levels, our combined interest expense would increase by a total of approximately $70,000 per month.

         Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of September 30, 2001, we had Canadian dollar-denominated debt totaling approximately $17 million.

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

-----------

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


                             OIL STATES INTERNATIONAL, INC.

       Date:  November 13, 2001      By          /s/ CINDY B. TAYLOR
           ------------------------     ----------------------------------------
                                                     Cindy B. Taylor
                                         Senior Vice President, Chief Financial
                                                       Officer and
                                        Treasurer (Principal Financial Officer)


       Date:  November 13, 2001      By         /s/ ROBERT W. HAMPTON
           ------------------------     ----------------------------------------
                                                     Robert W. Hampton
                                        Vice President -- Finance and Accounting
                                                           and
                                        Secretary (Principal Accounting Officer)