Form 10-K405
period 2001-12-31
OIL STATES INTERNATIONAL INC
filed 2002-03-04
CIK 1121484

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting common stock (as of February 28, 2002)...............  $158,424,440

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     As of February 28, 2002 Common Stock, par value $.01 per share 48,332,207 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which the Registrants intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   17
  Item 3.   Legal Proceedings...........................................   18
  Item 4.   Submission of Matters to a Vote of Security Holders.........   18
PART II.................................................................   18
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   18
  Item 6.   Selected Financial Data.....................................   19
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   21
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   34
  Item 8.   Financial Statements and Supplementary Data.................   34
  Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   34
PART III................................................................   35
  Item 10.  Directors and Executive Officers of Registrant..............   35
  Item 11.  Executive Compensation......................................   35
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   35
  Item 13.  Certain Relationships and Related Transactions..............   35
PART IV.................................................................   35
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   35
SIGNATURES..............................................................   38
  INDEX TO COMBINED, PRO FORMA COMBINED AND CONSOLIDATED FINANCIAL
     STATEMENTS.........................................................   39

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

ITEM 1. BUSINESS

  OUR COMPANY

     We are a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. We focus our business and operations in a substantial number of the world's active oil and gas producing regions, including the Gulf of Mexico, Canada, West Africa, the Middle East, South America and Southeast Asia. Our customers include major and independent oil and gas companies and other oilfield service companies. We operate in three principal business segments, offshore products, tubular services and well site services, and have established a leadership position in each.

  OUR BACKGROUND

     Oil States International, Inc. (Oil States or the Company) was originally incorporated in July 1995 as CE Holdings, Inc. On August 1, 1995, CE Holdings, Inc. acquired Continental Emsco Company, an operator of oilfield supply stores, including its then wholly owned subsidiary Oil States Industries, Inc. Oil States Industries is a manufacturer of offshore products.

     In May 1996, Oil States Industries purchased the construction division of Hunting Oilfield Services, Ltd., which provided a variety of construction products and services to the offshore oil and gas industry as well as certain connector manufacturing technology. In November 1996, CE Holdings, Inc. changed its name to CONEMSCO, Inc. (Conemsco).

     In July 1997, Conemsco purchased HydroTech Systems, Inc., a full service provider of engineered products to the offshore pipeline industry, and SMATCO Industries Inc., a manufacturer of marine winches for the offshore service boat industry. In December 1997, Conemsco purchased Gregory Rig Service & Sales Inc., a provider of drilling equipment and services.

     In February 1998, Conemsco acquired Subsea Ventures, Inc. (SVI). SVI designs, manufactures and services auxiliary structures for subsea blowout preventors and subsea production systems. In April 1998, Conemsco acquired the assets of Klaper (UK) Limited, a provider of repair and maintenance services for blowout preventors and drilling risers used in offshore drilling.

     In July 2000, Conemsco changed its name to Oil States. In July 2000, Oil States, HWC Energy Services, Inc. (HWC), PTI Group Inc. (PTI) and Sooner Inc. (Sooner) entered into a Combination Agreement (the Combination Agreement) providing that, concurrently with the closing of our initial public offering, HWC, PTI and Sooner would merge with wholly owned subsidiaries of Oil States (the Combination). As a result, HWC, PTI and Sooner became wholly owned subsidiaries of Oil States in February 2001.

  OUR INDUSTRY

     We operate in the oilfield service industry, which provides products and services to oil and gas exploration and production companies for use in the drilling for and production of oil and gas. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. See Note 17 to Consolidated and Combined Financial Statements for financial information by segment and a geographical breakout of revenues and long-lived assets.

     The year 2001 was characterized by high rig counts and utilization in the first half of the year. However, industry activity weakened in the latter half of 2001 due to reductions in oil and natural gas pricing. This weakness has continued into 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

  OFFSHORE PRODUCTS

  Overview

     During the year ended December 31, 2001, we generated approximately 18% of our revenue and 10% of our operating income from our offshore products segment. Through this segment, we design and manufacture cost-effective, technologically advanced products for the offshore energy industry. Our products are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, deepwater mooring systems, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Scotland; Brazil; England and Singapore.

  Offshore Products Market

     The market for our offshore products and services depends primarily upon drilling rig refurbishments and upgrades, new rig construction and development of infrastructure for offshore production activities. As demand for oil and gas increase and related drilling and production increases in offshore areas throughout the world, particularly in deeper water, we expect spending on these activities to increase.

     The upgrade of existing rigs to equip them with the capability to drill in deeper water, the construction of new deepwater-capable rigs, and the installation of floating production systems require specialized products and services like the ones we provide.

  Products and Services

     Our offshore products segment provides a broad range of products and services for use in offshore drilling and development activities. In addition, this segment provides onshore oil and gas, defense and general industrial products and services. Our offshore products segment is dependent on continuing innovation and creative applications of existing technologies.

     We design and build manufacturing and testing systems for many of our new products and services. These testing and manufacturing facilities enable us to provide reliable, technologically advanced products and services. Our Aberdeen facility provides structural testing including full-scale product simulations.

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

     We provide diverless connection systems for subsea flowlines and pipelines. Our HydroTech collet connectors provide a high-integrity, proprietary metal-to-metal sealing system for the final hook-up of deep offshore pipelines and production systems. They also are used in diverless pipeline repair systems and in future pipeline tie-in systems. Our lateral tie-in sled, which is installed with the original pipeline, allows a subsea tie-in to be made quickly and efficiently using proven HydroTech connectors without costly offshore equipment mobilization and without shutting off product flow.

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

     MARINE WINCHES, MOORING SYSTEMS AND RIG EQUIPMENT. We design, engineer and manufacture marine winches, mooring systems and rig equipment. Our Skagit winches are specifically designed for mooring floating and semi-submersible drilling rigs and positioning pipelay and derrick barges, anchor handling boats and jack-ups. We also design and fabricate rig equipment such as automatic pipe racking and blow-out preventor handling equipment. Our engineering teams, manufacturing capability and service technicians who install and service our products, provide our customers with a broad range of equipment and services to support their operations. Aftermarket service and support of our installed base of equipment to our customers is also an important source of revenues to us.

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

     Backlog. Backlog in our offshore products segment at December 31, 2001 was $72.4 million compared to a backlog of $38.1 million at December 31, 2000. Our backlog consists of firm customer purchase orders for which satisfactory credit or financing arrangements exist and delivery is scheduled. Our backlog has increased $34.3 million, or 90%, from December 31, 2000. The majority of this backlog increase has occurred in our flexible bearings and connectors, subsea pipeline products and marine winches. Approximately 96% of the backlog at December 31, 2001 is expected to be completed in 2002.

  Regions of Operations

     Our offshore products segment provides products and services to customers in the major offshore oil and gas producing regions of the world, including the Gulf of Mexico, West Africa, the North Sea, Brazil and Southeast Asia.

  Customers and Competitors

     We market our products and services to a broad customer base, including the direct end users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements.

     Our three largest customers in the offshore products markets in 2001 were General Dynamics, Shell Oil Company, Inc. and FMC Technologies, Inc. None of these customers accounted for greater than 5% of our revenues. Our main competitors include AmClyde Engineered Products Company, Inc., Cooper Cameron Corporation, ABB Vetco-Gray and FMC Technologies, Inc.

  TUBULAR SERVICES

     On February 14, 2001, the Company completed its acquisition of Sooner. Sooner's business is reported as our tubular services segment.

  Overview

     During the year ended December 31, 2001, we generated approximately 49% of our revenue and 19% of our operating income from our tubular services segment. Through this segment, we distribute oil country tubular goods, or OCTG, and are a provider of associated OCTG finishing and logistics services to the oil and gas industry. Oil country tubular goods consist of casing, production tubing and line pipe. Through our tubular services segment, we:

     - distribute premium tubing and casing;

     - provide threading, remediation, logistical and inventory services; and

     - offer e-commerce pricing, ordering and tracking capabilities.

     In 1999, Sooner acquired the tubular divisions of Continental Emsco, Wilson Supply and National-Oilwell, Inc. These transactions expanded its presence in key market segments and increased its coverage of the diversified marketplace for OCTG. We serve a customer base ranging from major oil companies to small independents. Through our key relationships with more than 20 manufacturers of oilfield specialty pipe, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants around the world. The OCTG distribution market is highly fragmented and competitive, and is predominately focused in the United States. Despite being a leading distributor of OCTG, we estimate that our U.S. market share is approximately 15%.

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

     A key indicator of domestic demand for OCTG is the average number of drilling rigs operating in the United States. The OCTG market at any point in time is also affected by the level of inventories maintained by manufacturers, distributors and end users. In addition, in recent years the focus of drilling activity has been shifting towards less explored, deeper geological formations and deepwater locations which offer potentially prolific reserves. Demand for tubular products is positively impacted by increased drilling of deeper, horizontal and offshore wells. Deeper wells require incremental tubular footage and enhanced mechanical capabilities to ensure the integrity of the well. Premium tubulars are used in horizontal drilling to withstand the increased bending and compression loading associated with a horizontal well. Since the cost of a pipe failure is typically higher in an offshore well than in a land well, offshore operators typically specify premium tubulars for the completion of offshore wells.

  Products and Services

     Tubular Products and Services. We distribute various types of OCTG produced by both domestic and foreign manufacturers to major and independent oil and gas exploration and production companies and other OCTG distributors. We do not manufacture any of the tubular goods that we distribute. As a result, gross margins in this segment are generally lower than those reported by our other segments. We operate our tubular services segment from a total of 11 facilities and have offices located near areas of oil and gas exploration and development activity predominately in the United States, and to a lesser extent, in Scotland and Nigeria. Our business in Scotland and Nigeria is expected to change and likely to decline as a result of the completion of a contract with a major customer in these areas. We currently have interim inventory management contracts that extend to March 31, 2002 in Nigeria and June 30, 2002 in Scotland. There can be no assurance that such interim contracts will be extended beyond these dates. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In this business, inventory management is critical to our success. We maintain on-the-ground inventory in more than 75 yards located in the United States, giving us the flexibility to fill our customers' orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, that enables us to track our product shipments down to the individual pipe stem.

     As a large distributor of tubular goods, we believe that we are able to negotiate more favorable supply contracts with manufacturers. We have distribution relationships with most major domestic and international steel mills.

     A-Z Terminal. Our A-Z Terminal pipe maintenance and storage facility in Crosby, Texas is equipped to provide a full range of tubular services, giving us strong customer service capabilities. The A-Z Terminal is on 109 acres and is an ISO 9002-certified facility. A-Z Terminal has more than 1,400 pipe racks and two double-ended thread lines. We have exclusive use of a permanent third-party inspection center within the facility. The facility also includes indoor chrome storage capability and patented pipe cleaning machines.

     We offer services at our A-Z Terminal facility typically outsourced by other distributors, including the following: threading, inspection, cleaning, cutting, logistics, rig returns, installation of float equipment and non-destructive testing.

     Tubular Products and Services Sales Arrangements. We provide our tubular products and logistics services through a variety of arrangements, including spot market sales and alliances. The spot market accounted for a majority of our sales of tubular products and logistics services in the past three years. We also provide our tubular products and services to independent and major oil and gas companies under alliance arrangements. Although our alliances are not as profitable as the spot market, they provide us with more stable and predictable revenues and an improved ability to forecast required inventory levels, which allows us to manage our inventory more efficiently.

  Regions of Operations

     Our tubular services segment provides tubular products and services to customers in the United States, the Gulf of Mexico, Canada, Nigeria, Venezuela, Ecuador, Colombia, Guatemala and the United Kingdom. However, the majority of our sales are made in the United States, both for land and offshore applications.

  Customers, Suppliers and Competitors

     Our three largest customers in the tubular distribution market in 2001 were El Paso Corporation, Exxon Mobil Corporation and Phillips Petroleum Company. Our largest customer in this segment accounted for 6.4% of our revenues in 2001. No other customers accounted for greater than 5% of our revenues during 2001. Our three largest suppliers were U.S. Steel Group, Maverick Tube Corporation and Lone Star Technologies, Inc. The tubular services distribution market is fragmented, and our main competitors are Vinson Supply Co., Red Man Pipe & Supply Co., Inc. and Total Premier.

  WELL SITE SERVICES

  Overview

     During the year ended December 31, 2001, we generated approximately 33% of our revenue and 71% of our operating income from our well site services segment. Our well site services segment provides a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle. Our services include workover services, drilling services, rental equipment, remote site accommodations, catering and logistics services and modular building construction services. We use our fleet of workover and drilling rigs, rental equipment, remote site accommodation facilities and related equipment to service well sites for oil and natural gas companies. Our products and services are used in both onshore and offshore applications through the exploration, development, production and abandonment phases of a well's life. Additionally, our remote site accommodations, catering and logistics services are employed in a variety of mining and related natural resource applications as well as forest fire fighting.

  Well Site Services Market

     Demand for our workover and drilling rigs, rental equipment and remote site accommodations, catering and logistics services has historically been tied to the level of cash flow of oil and gas producers which is a function of prices they receive for oil and gas. We expect activity levels to continue to be highly correlated to oil and gas prices received by producers.

     Demand for our workover services is impacted significantly by offshore activity both in the United States and international areas. Our hydraulic workover units compete with jackup rigs and conventional workover rigs for shallow water workover projects. Our hydraulic workover units can be operated at a lower cost for most applications than alternatives such as jack-up rigs. Costs to mobilize and set up our hydraulic workover units, for example, are lower than alternative equipment. Some operations on oil and gas wells under pressure situations require the use of a hydraulic workover unit. On the other hand, when activity levels in the oil and gas business decline, our hydraulic units face more competition from larger equipment offered at lower prices which can become more competitive with our equipment.

     Our rental equipment fleet is more production oriented. As a result, demand for our rental services benefits from increased development and workover activities in the U.S. Gulf Coast area and the Gulf of Mexico. We face competition from many smaller companies in our rental services business in the U.S. Gulf market.

     We expect a large portion of incremental spending by oil and gas producers to be directed toward oil and gas development in the remote locations of Western Canada and the deepwater areas of the Gulf of Mexico. Our remote accommodations, catering and logistics business supplies products and services to companies engaged in operations in these frontier areas.

  Products and Services

     Workover Services. We provide our workover products and services primarily to customers in the U.S., Venezuela, the Middle East and West Africa, for both onshore and offshore applications. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well. Our hydraulic workover units are used for workover operations and snubbing operations in pressure situations. Our hydraulic drilling and workover rigs are also capable of providing underbalanced drilling and workover services. Underbalanced drilling and workover can lead to increased rates of penetration, longer drill bit life and reduced risk of damage to the formation. In recent years, oil and gas operators have increasingly utilized underbalanced services, a trend which we believe will continue in the future.

     A hydraulic workover unit is a specially designed rig used for vertically moving tubulars in and out of a wellbore using hydraulic pressure. This unit is used for servicing wells with no pressure at the surface and also has the unique ability of working safely on wells under pressure. This feature allows these units to be used for underbalanced drilling and workover and also in well control applications. When the unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures. Because of their small size and ability to work on wells under pressure, hydraulic workover units offer some advantages over larger workover rigs and conventional drilling rigs.

     As of December 31, 2001 we had 27 "stand alone" hydraulic workover units. Of these 27 units, 15 were located in the U.S., three were located in the Middle East, five were located in Venezuela and four were located in West Africa. Typically, our hydraulic workover units are contracted on a short-term dayrate basis. As a result, utilization of our hydraulic workover units varies from period to period. As of December 31, 2001, six of our hydraulic workover units were working or under contract. The length of time to complete a job depends on many factors, including the number of wells and the type of workover or pressure control situation involved. Usage of our hydraulic workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate 13 to 14 simultaneous jobs involving our hydraulic workover units.

     Our three largest customers in workover services in 2001 were Petroleos de Venezuela S.A., Chevron Corporation, and TotalFinaElf S.A. None of these customers accounted for greater than 5% of our revenues. Our main competitors in workover services are Halliburton Company, Cudd Pressure Control, Inc. and Superior Energy Services.

     Drilling Services. Our drilling services business is located in Odessa, Texas and Wooster, Ohio and provides drilling services for shallow to medium depths ranging from 2,000 to 9,000 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 12 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 200,000 to 300,000 pounds. Nine of these drilling rigs are located in Odessa, Texas and three are located in Wooster, Ohio. As of February 28, 2002, 8 rigs were working or under contract. This level of utilization is down from activity in 2001 when our rigs were 92.1% utilized.

     We market our drilling services directly to a diverse customer base, consisting of both major and independent oil companies. Our largest customers in drilling services in 2001 included Oxy Permian LTD., Texland, Inc. and Conoco, Inc. None of these customers accounted for greater than 5% of our revenues. Our main competitors are Patterson-UTI Energy Inc., Key Energy Services, Inc. and RodRic Drilling, Inc. The land drilling business is highly fragmented and consists of a small number of large companies and many smaller companies.

     Rental Services. Our rental services business provides a wide range of products for use in the offshore and onshore oil and gas industry, including:

     - wireline and coiled tubing pressure control equipment;

     - pipe recovery systems; and

     - surface-based pressure control equipment used in production operations.

     Our rental services are used during the exploration, development, production and abandonment stages. We provide rental services at 15 U.S. distribution points in Texas, Louisiana, Oklahoma, Mississippi and New Mexico, an increase of three locations since December 31, 2000. We provide rental services on a day rental basis with rates varying depending on the type of equipment and the length of time rented.

     Our three largest customers in rental services in 2001 were Schlumberger Ltd., Baker Hughes, Inc. and Halliburton Company. None of these customers accounted for greater than 5% of our revenues.

     Remote Site Accommodations, Catering and Logistics and Modular Building Construction. We are a leading provider of fully integrated products and services required to support a workforce at a remote location, including workforce accommodations, food services, remote site management services and modular building construction. We provide complete design, manufacture, installation, operation and redeployment logistics services for oil and gas drilling, oil sands mining, diamond mining, pipeline construction, offshore construction, disaster relief services or any other industry that requires remote site logistics projects. Our remote site products and services operations are primarily focused in Canada and the Gulf of Mexico. During the peak of our operating season, we typically provide logistics services in over 200 separate locations throughout the world to remote sites with populations ranging from 20 to 2,000 persons.

     Remote Site Accommodations, Catering and Logistics Services. We sell and lease portable living quarters, galleys, diners and offices and provide portable generators, water sewage systems and catering services as part of our remote site logistics services. We provide various client-specific building configurations to customers for use in both onshore and offshore applications. We provide our integrated remote site logistics services to customers under long-term and short-term contractual arrangements.

     Modular Building Construction. We design, construct and install a variety of portable modular buildings, including housing, kitchens, recreational units and offices for lease or sale to the Canadian and Gulf of Mexico markets. Our designers work closely with our clients to build structures that best serve their needs.

     In 2001, our three largest customers in remote site accommodations, catering and logistics and modular building construction were Syncrude Canada, Ltd., G.E. Capital Corporation and Precision Drilling Corporation. None of these customers accounted for greater than 5% of our revenues. Our main competitors are Atco Structures Limited, Eurest, Ltd. and Abbeyville Offshore Inc.

  EMPLOYEES

     As of December 31, 2001, we had 3,216 full-time employees, 962 of whom are in our offshore products segment, 91 of whom are in our tubular services segment and 2,149 of whom are in our well site services segment. In addition, we are party to collective bargaining agreements covering 452 employees located in Canada as of December 31, 2001. We believe relations with our employees are good.

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

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of forward-looking words such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "potential," "plan," "forecast," and other similar words.

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

     - the cost of producing oil and gas;

     - the level of drilling activity;

     - worldwide economic activity;

     - national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil;

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

  IF WE WERE TO LOSE A SIGNIFICANT SUPPLIER OF OUR TUBULAR GOODS, WE COULD BE ADVERSELY AFFECTED.

     During 2001, we purchased from a single supplier approximately 40% of the tubular goods we distributed and from three suppliers approximately 62% of such tubular goods. We do not have contracts with any of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

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

  IF WE HAVE TO WRITE OFF A SIGNIFICANT AMOUNT OF GOODWILL, OUR EARNINGS WILL BE NEGATIVELY AFFECTED.

     Our consolidated balance sheet as of December 31, 2001 included goodwill representing 33% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Generally accepted accounting principles previously required us to amortize goodwill over the periods we benefit from the acquired assets. Current accounting standards, which were effective January 1, 2002 (See Note 3 to Consolidated and Combined Financial Statements), require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders' equity if circumstances indicate that the carrying amount will not be recoverable.

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

  BECAUSE WE ARE A NEWLY COMBINED COMPANY WITH A SHORT COMBINED OPERATING HISTORY, NEITHER OUR HISTORICAL NOR OUR PRO FORMA FINANCIAL AND OPERATING DATA MAY BE REPRESENTATIVE OF OUR FUTURE RESULTS.

     We are a newly combined company with a short period of combined operating history. Our short combined operating history may make it difficult to forecast our future operating results. The pro forma and combined financial statements included in this Annual Report on Form 10-K reflect the separate historical results of operations, financial position and cash flows of Oil States, Sooner, HWC and PTI prior to the Combination. The consolidated financial statements reflect activity after the Combination.

  L.E. SIMMONS, THROUGH SCF-III, L.P. AND SCV-IV, L.P. (COLLECTIVELY SCF) PRIVATE EQUITY FUNDS WHICH OWNED MAJORITY INTERESTS IN EACH OF THE COMPANIES IN THE COMBINATION, CONTROLS THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE THIS VOTING POWER IN A MANNER ADVERSE TO OUR STOCKHOLDERS.

     SCF holds approximately 63.2% of the outstanding common stock of our company. L.E. Simmons, the chairman of our board of directors, is the sole owner of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, is in a position to control the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from those of our stockholders, and SCF may vote its common stock in a manner that may adversely affect our stockholders.

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

  TWO OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR OFFICERS OF SCF. THE RESOLUTION OF THESE CONFLICTS OF INTEREST MAY NOT BE IN OUR OR OUR STOCKHOLDERS' BEST INTERESTS.

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

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------              -----------
United States
  Houston, Texas (lease)..........          3,095     Principal executive offices
  Arlington, Texas................         11,264     Offshore products business office
  Arlington, Texas................         55,853     Offshore products manufacturing
                                                        facility
  Arlington, Texas (lease)........         63,272     Offshore products manufacturing
                                                        facility
  Arlington, Texas................         44,780     Elastomer technology center
  Arlington, Texas................         60,000     Molding and aerospace facilities
  Houston, Texas (lease)..........         25,638     Offshore products business office
  Houston, Texas..................         65,105     Offshore products manufacturing
                                                        facility
  Houston, Texas (lease)..........         54,050     Offshore products manufacturing
                                                        facility
  Lampasas, Texas.................         47,500     Molding facility for offshore
                                                      products
  Crosby, Texas...................      109 acres     Tubular yard
  Belle Chasse, Louisiana                  20,000     Accommodations manufacturing
     (lease)......................                      facility
  Lafayette, Louisiana (lease)....        9 acres     Accommodations equipment repair
                                                        yard
  Houma, Louisiana (lease)........         24,000     Accommodations manufacturing
                                                        facility
  Houma, Louisiana................         24,000     Hydraulic well control yard and
                                                      office
  Houma, Louisiana................          8,400     Well control office and training
                                                      facility
  Houma, Louisiana................         64,659     Offshore products manufacturing
                                                        facility
  Broussard, Louisiana............         19,000     Rental tool warehouse
  Odessa, Texas...................          7,500     Office and warehouse in support of
                                                        drilling operations
  Alvin, Texas....................         20,450     Rental tool warehouse
International
  Nisku, Alberta..................     8.58 acres     Accommodations manufacturing
                                                        facility
  Nisku, Alberta (lease)..........    10.24 acres     Accommodations manufacturing
                                                        facility
  Edmonton, Alberta...............         31,000     Accommodations office and
                                                      warehouse
  Aberdeen, Scotland (lease)......         68,400     Offshore products manufacturing
                                                        facility
  Bathgate, Scotland..............         28,000     Offshore products manufacturing
                                                        facility
  Spruce Grove, Alberta...........         15,000     Accommodations facility and
                                                        equipment yard
  Grande Prairie, Alberta.........    14.69 acres     Accommodations facility and
                                                        equipment yard
  Peace River, Alberta (lease)....       80 acres     Accommodations equipment yard
  Aberdeen, Scotland (lease)......          6,260     Tubular yard

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------              -----------
  Barrow, England.................         14,551     Offshore products manufacturing
                                                        facility
  Singapore, Asia (lease).........         23,600     Offshore products manufacturing
                                                        facility
  Macae, Brazil (lease)...........         45,702     Offshore products manufacturing
                                                        facility
  Port Harcourt, Nigeria                  376,727     Tubular yard
     (lease)......................

     We have five tubular sales offices and a total of 15 rental supply and distribution points in Texas, Louisiana, New Mexico, Mississippi and Oklahoma. Most of these office locations provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including claims relating to matters occurring prior to our acquisition of businesses and also relating to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and in other cases, we have indemnified the buyers of businesses from us. Although we can give no assurance about the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     The Company is aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Since September 30, 2001, subsidiaries of the Company have been named as defendants in two cases by plaintiffs seeking damages, including punitive damages, alleging that certain of our subsidiaries have responsibility for two individuals developing mesothelioma as a result of exposure to asbestos. Although these are the only cases that management is aware that are pending or threatened against the Company or its subsidiaries involving allegations relating to asbestos exposure, there can be no assurance that other asbestos related claims will not be made. Based on our preliminary investigation, we do not believe that these two cases or future claims relating to asbestos exposure will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our authorized common stock consists of 200,000,000 shares of common stock. There were 48,332,207 shares of common stock outstanding as of February 28, 2002, including 3,601,329 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of February 28, 2002 was 51. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. There was no public market for our common stock before February 9, 2001. The closing price of our common stock on February 28, 2002 was $9.30 per share.

     The following table sets forth the high and low closing sale prices of the Company's common stock as reported on the New York Stock Exchange Composite Tape.

CALENDAR YEAR                            QUARTER                             HIGH    LOW
-------------                            -------                             -----   ----
    2001        First (from February 9, 2001 to March 31, 2001)...........   12.48   9.00
                Second....................................................   15.00   9.20
                Third.....................................................    9.95   5.90
                Fourth....................................................    9.51   6.05

     Oil States has not declared or paid cash dividends on its common stock since its initial public offering in February 2001. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings, if any, to finance our business and to use for general corporate purposes. Our board of directors has the authority to declare and pay dividends on the common stock, at its discretion, as long as there are funds legally available to do so. The payment of dividends is restricted by our revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on the following pages include selected historical and unaudited pro forma financial information of our company as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Pro Forma and Consolidated and Combined Financial Statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

     The pro forma statements of operations for 1999, 2000 and 2001 and other financial data give effect to:

     - our initial public offering of 10,000,000 shares at $9.00 per share (the Offering) and the application of the net proceeds to us;

     - our issuance of 4,275,555 shares of common stock to SCF in exchange for approximately $36.0 million of our indebtedness held by SCF (SCF Exchange);

     - the three-for-one reverse stock split of Oil States common stock;

     - the combination of Oil States, HWC and PTI, excluding the minority interest of each company, as entities under common control from the dates such common control was established using reorganization accounting, which yields results similar to pooling of interest accounting;

     - the acquisition of the minority interests of Oil States, HWC and PTI in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 1999, 2000 and 2001, respectively; and

     - the acquisition of Sooner in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 1999, 2000 and 2001, respectively.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       CONSOLIDATED
                                                                           AND
                                               PRO FORMA(1)              COMBINED                    COMBINED(2)
                                      ------------------------------   ------------   -----------------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------------------
                                        2001       2000       1999         2001         2000       1999       1998       1997
                                      --------   --------   --------   ------------   --------   --------   --------   --------
Statement of Operations Data:
  Revenue...........................  $719,722   $595,647   $487,380     $671,205     $304,549   $267,110   $359,034   $216,259
  Expenses
    Costs of sales and operating
      expenses......................   582,934    482,662    405,652      537,792      217,601    199,865    264,658    151,012
    Selling, general and
      administrative................    51,157     46,146     43,815       50,024       37,816     33,624     45,414     23,718
    Depreciation and amortization...    28,693     26,729     26,306       28,039       21,314     20,275     18,201      8,973
    Other expense (income)..........      (347)       (69)     2,448         (346)         (69)     2,448      4,928       (122)
                                      --------   --------   --------     --------     --------   --------   --------   --------
  Operating income..................    57,285     40,179      9,159       55,696       27,887     10,898     25,833     32,678
                                      --------   --------   --------     --------     --------   --------   --------   --------
  Net interest expense..............    (8,394)    (9,260)   (11,243)      (8,674)     (11,504)   (12,496)   (15,301)    (8,710)
  Other income (expense)............        87         89       (534)          88           89     (1,297)       115       (368)
                                      --------   --------   --------     --------     --------   --------   --------   --------
  Income (loss) before income
    taxes...........................    48,978     31,008     (2,318)      47,110       16,472     (2,895)    10,647     23,600
  Income tax (expense) benefit......    (2,090)    (4,542)     3,979       (2,054)     (10,776)    (4,654)    (9,745)   (11,319)
                                      --------   --------   --------     --------     --------   --------   --------   --------
  Income (loss) from continuing
    operations before minority
    interest........................    46,888     26,466      1,661       45,056        5,696     (7,549)       902     12,281
  Minority interest.................         4        (30)       (31)      (1,596)      (4,248)       610      2,988     (6,869)
                                      --------   --------   --------     --------     --------   --------   --------   --------
  Income (loss) from continuing
    operations......................  $ 46,892   $ 26,436   $  1,630     $ 43,460     $  1,448   $ (6,939)  $  3,890   $  5,412
                                      ========   ========   ========     ========     ========   ========   ========   ========
  Income (loss) from continuing
    operations before extraordinary
    item per common share(3)
    Basic...........................  $   0.97   $   0.55   $    .03     $   0.96     $   0.05   $  (0.30)  $   0.17   $   0.28
                                      ========   ========   ========     ========     ========   ========   ========   ========
    Diluted.........................  $   0.96   $   0.55   $    .03     $   0.95     $   0.04   $  (0.30)  $   0.17   $   0.28
                                      ========   ========   ========     ========     ========   ========   ========   ========
  Average shares outstanding(3)
    Basic...........................    48,198     48,013     48,156       45,263       24,482     23,053     22,414     19,287
                                      ========   ========   ========     ========     ========   ========   ========   ========
    Diluted.........................    48,619     48,358     48,529       46,045       26,471     23,069     22,435     19,290
                                      ========   ========   ========     ========     ========   ========   ========   ========

                                                                    CONSOLIDATED
                                                                        AND
                                                  PRO FORMA(1)        COMBINED                    COMBINED(2)
                                               ------------------   ------------   ------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------
                                                 2001      2000         2001         2000       1999        1998       1997
                                               --------   -------   ------------   --------   ---------   --------   --------
Other Data:
  EBITDA as defined(4).......................  $ 85,978   $66,908     $ 83,735     $ 49,201   $  31,173   $ 44,034   $ 41,651
  Net income (loss) before goodwill
    amortization (5).........................    54,403    33,897       50,380        3,979      (4,144)     6,698      6,415
  Capital expenditures.......................    29,718                 29,671       21,314      11,297     36,145     14,375
  Net cash provided by operating
    activities...............................    60,263                 55,122       33,937       5,170      7,469     19,348
  Net cash provided by (used in) investing
    activities...............................   (27,648)               (22,667)     (22,377)    112,227    (61,864)   (67,217)
  Net cash provided by (used in) financing
    activities...............................   (34,005)               (32,415)         304    (116,122)    42,473    101,696

                                                              CONSOLIDATED                  COMBINED(2)
                                                              ------------   -----------------------------------------
                                                                                    DECEMBER 31,
                                                              --------------------------------------------------------
                                                                  2001         2000       1999       1998       1997
                                                              ------------   --------   --------   --------   --------
Balance Sheet Data:
  Cash and cash equivalents.................................    $ 4,982      $  4,821   $  3,216   $  6,034   $ 21,039
  Net property and equipment................................    150,090       143,468    142,242    138,374     95,033
  Total assets..............................................    529,883       353,518    355,544    499,025    433,499
  Long-term debt and capital leases, excluding current
    portion.................................................     73,939       102,614    120,290    109,495    171,002
  Redeemable preferred stock of subsidiaries................         --        25,293     25,064     20,150     22,650
  Total stockholders' equity................................    344,197        56,549     58,462     73,644     91,309

---------------

(1) Includes the results of Sooner, the acquisition of the minority interests of Oil States, HWC and PTI in the Combination and the Offering and use of proceeds on a pro forma basis assuming the transactions occurred on January 1, 1999, 2000 and 2001, respectively, for statement of operations and other data purposes.

(2) Includes the results of Oil States, HWC and PTI on a combined basis using the reorganization method of accounting for entities under common control from the dates common control was established.

(3) Share and per share data have been retroactively restated to reflect a three-for-one reverse stock split for Oil States and also to reflect the effects of the Combination.

(4) EBITDA as defined consists of operating income (loss) before depreciation and amortization expense. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, the EBITDA as defined calculated herein may not be comparable to other similarly titled measures of other companies. We have included EBITDA as defined as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures.

(5) Net income (loss) before goodwill amortization consists of net income (loss) before amortization expense. Net income (loss) before goodwill amortization is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis together with Selected Financial Data and our Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 in Item 1, Business and elsewhere in this Annual Report on Form 10-K. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

  CRITICAL ACCOUNTING POLICIES

     In our selection of the critical accounting policies adopted by the Company, our objective is to properly reflect our financial position and results of operations in each reporting period in a manner that will be understood by those who utilize our financial statements. Often we must use our judgment about uncertainties.

     There are several critical accounting policies that have been put into practice at the Company that have an important effect on our reported financial results. The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of the Company's exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, postretirement benefits, warranty claims and contract claims.

     The Company recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Oil States follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income or expense in the period in which the facts that give rise to the revision become known.

     Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if the Company's historical experience is materially different from future experience, additional allowances may be required. Oil States records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Oil States has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

  Overview

     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon repairs and upgrades of existing drilling rigs, construction of new drilling rigs and the development of offshore production systems. In this segment, we are particularly influenced by deepwater drilling and production activities. Through our tubular services division, we distribute premium tubing and casing. Sales of tubular products and services depend upon the overall level of drilling activity and the mix of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional tubular and casing strings. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools and remote site accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity.

     Energy and oilfield service activities are highly cyclical depending upon crude oil and natural gas pricing, among other things. Beginning in late 1996 and continuing though the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. This downturn in activity had a material adverse effect on demand for our products and services, and the results of our operations decreased significantly. The price of crude oil and natural gas increased over 1999 levels in 2000 and 2001 due to improved demand for oil, supply reductions by OPEC member countries and reductions in natural gas storage levels. That improvement in crude oil and natural gas pricing led to increases in the rig count in 2000 and the first half of 2001, particularly in Canada and the United States, where the rig count reached a high of 1,698 rigs in February 2001. The average North American rig count was 1,263 and 1,498 during 2000 and 2001, respectively. Crude oil and natural gas prices have since decreased significantly from levels reached in early 2001. The economic slowdown in the United States and the rest of the world, moderate weather and the resultant increased inventories of oil and gas, especially in the United States, contributed to the price declines. With these price reductions, our customers have responded with decreased drilling activity and spending on exploration and development. As of December 31, 2001, the rig count in the United States and Canada, as measured by Baker Hughes, was 1,165, a decline of 31% from the high reached earlier in the year and a decline of 23% from the 1,436 rigs working at December 29, 2000.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services is highly correlated to movements in the rig count in the United States and began to weaken with the overall deterioration of industry fundamentals in the last half of 2001. Certain of our well site services businesses began to decrease in the fourth quarter of 2001 when the United States and Canadian rig count declined 18% compared to the third quarter of 2001. Our land drilling business in West Texas and our remote accommodations business in Canada are generally impacted by movements in the rig counts. The United States and Canadian rig count has increased since December 31, 2001. 1,243 working rigs as of February 15, 2002. However, this increase is due to seasonal factors in Canada, rather than an overall improvement in drilling activity.

     We believe that our offshore products segment lagged the general market recovery in 2000 and 2001 because its sales primarily relate to offshore construction and production facility development which generally occur later in the exploration and development cycle. Worldwide offshore construction and development activity is improving currently and we expect it to increase substantially as construction activity in the shallow water regions of the Gulf of Mexico resumes and as the industry increasingly pursues deeper water drilling and development projects. Our backlog in the offshore products segment increased from $38.1 million at December 31, 2000 to $72.4 million at December 31, 2001, an increase of 90%. As of February 15, 2002, our backlog totaled $84.6 million.

     Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, the timing of any such recovery is uncertain. We view the current inventory imbalance and price decreases as a short to medium-term situation and are encouraged by relatively stable international drilling and development activity. Although the diversified nature of our businesses is expected to moderate the impact of North American drilling activity declines, we are expecting a 15 -- 20% revenue decline in 2002 compared to 2001 based upon our forecast of energy prices and drilling activity levels.

  The Combination

     Prior to the Offering in February 2001, SCF-III, L.P. owned majority interests in Oil States, HWC and PTI, and SCF-IV, L.P. owned a majority interest in Sooner. L. E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III, L.P. and SCF-IV, L.P. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. Concurrently with the closing of our initial public offering, the Combination closed and HWC, PTI and Sooner merged with wholly owned subsidiaries of Oil States. As a result, HWC, Sooner and PTI became our wholly owned subsidiaries.

     The financial results of Oil States, HWC and PTI have been combined for the three years in the period ended December 31, 2000 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations for those years. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of our initial public offering in February 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the years ended December 31, 1999, 2000 and 2001 reflect the acquisition of Sooner. Following the acquisition of Sooner, we reported under three business segments.

  PRO FORMA RESULTS OF OPERATIONS

                                                               PRO FORMA YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Revenues
  Offshore Products.........................................  $129.3   $114.6   $154.3
  Well Site Services........................................   239.8    189.9    121.1
  Tubular Services..........................................   350.6    291.1    212.0
                                                              ------   ------   ------
          Total.............................................  $719.7   $595.6   $487.4
                                                              ======   ======   ======
Gross Margin
  Offshore Products.........................................  $ 29.5   $ 21.2   $ 27.5
  Well Site Services........................................    86.2     65.7     43.4
  Tubular Services..........................................    22.1     26.1     10.8
  Corporate/Other...........................................    (1.0)      --       --
                                                              ------   ------   ------
          Total.............................................  $136.8   $113.0   $ 81.7
                                                              ======   ======   ======
Gross Margin as a Percent of Revenues
  Offshore Products.........................................    22.8%    18.5%    17.8%
  Well Site Services........................................    35.9%    34.6%    38.5%
  Tubular Services..........................................     6.3%     9.0%     5.1%
  Total.....................................................    19.0%    19.0%    16.8%
Operating Income (Loss)
  Offshore Products.........................................  $  6.6   $ (1.6)  $ (2.7)
  Well Site Services........................................    47.4     30.8     14.8
  Tubular Services..........................................    12.5     16.7     (2.2)
  Corporate/Other...........................................    (9.2)    (5.7)     (.8)
                                                              ------   ------   ------
          Total.............................................  $ 57.3   $ 40.2   $  9.1
                                                              ======   ======   ======

  Year Ended December 31, 2001 Compared To The Year Ended December 31, 2000

     Revenues. Pro forma revenues increased by 20.8% from $595.6 million during the year ended December 31, 2000 to $719.7 million for the year ended December 31, 2001. Revenues from our well site services segment increased $49.9 million, or 26.3%, of which $24.0 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $9.1 million was generated from our rental tool business, $11.7 million was generated from our land drilling operations and $5.1 million was generated from our hydraulic workover operations. Increases in Canadian drilling activity, oil sands development activity and strong Gulf of Mexico accommodations activity drove the increase in revenues in our remote site accommodations, catering and logistics services and modular building construction services. The increases in revenues from our rental tool operations was due to increased equipment available to rent and two small acquisitions completed in the third quarter of 2001. Increases in revenues for our land drilling services were due to improvements in utilization and pricing from the year 2000 to the year 2001. Our tubular services revenues increased $59.5 million, or 20.4%, as a direct result of increased drilling activity over the period. In addition, the fourth quarter benefited from a large one-time sale of inventory held in international locations in the fourth quarter of 2001 pursuant to scheduled contract terminations. Such international sales totaled $17.1 million and $51.5 million in 2000 and 2001, respectively. These contracts have been extended on an interim, short-term basis. There can be no assurance that such interim contracts will be further extended. The remaining $14.7 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

     Cost of Sales. Pro forma cost of sales increased $100.2 million, or 20.8%, to $582.9 million for the year ended December 31, 2001 from $482.7 million for the year ended December 31, 2000. The cost of sales increase was due to increased activity at each of our operating segments and other factors influencing revenues. Cost of sales increased in our well site services, tubular services and offshore products segments by $29.4 million, $63.5 million and $6.4 million, respectively.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation and amortization expense, increased $23.8 million from $113.0 million in 2000 to $136.8 million in 2001. Our gross margin percentage was consistent in 2000 and 2001 at 19.0% due to an improvement in our offshore products and well site services segments, offset by declines in our tubular services gross margin percentages. Offshore products' gross margin increased from $21.2 million in 2000 to $29.5 million in 2001, an increase of $8.3 million, or 39.2%. Our gross margin percentage in this segment increased from 18.5% in 2000 to 22.8% in 2001. This gross margin increase was due to improved revenues and margins related to our BOP stack integration and repair services as well as increased demand for our flexible bearings and connector products. We also had improved margins related to the manufacturing of rig and vessel equipment. Our well site services gross margins increased from $65.7 million in 2000 to $86.2 million in 2001, an increase of $20.5 million, or 31.2%. Our gross margin percentage in this segment increased from 34.6% in 2000 to 35.9% in 2001. Within our well site services segment, land drilling contributed $7.2 million of the margin increase as both utilization of our rigs and average revenues per day worked increased in 2001 compared to 2000. Our remote site accommodations, catering and logistics services and modular building construction was responsible for an improvement in gross margin of $6.4 million due to increased activity, especially in the U.S. Gulf of Mexico operations, increased equipment available to rent as a result of capital expenditures and increased activity in the oil sands development areas in northern Alberta, Canada. Our rental tool operations contributed margin improvement of $4.9 million. This increase in gross margin was principally related to the increase in revenues discussed above. Tubular Services gross margins decreased from $26.1 million, or 9.0% of revenues, during 2000 to $22.1 million, or 6.3% of revenues during 2001, a decrease of $4.0 million, or 15.3%. Our tubular services segment suffered margin declines during the last half of 2001 due to general market declines and our decision to aggressively reduce inventory levels in anticipation of a weakening market. This margin decline occurred despite a liquidation of our international tubular inventories at year end 2001. Gross margin from international sales totalled $2.8 million and $6.6 million in 2000 and 2001, respectively. The negative gross margin for corporate/other is due to recognition of unallocated insurance expense at the corporate level.

     Selling, General and Administrative Expenses. During the year ended December 31, 2001, pro forma selling, general and administrative (SG&A) expenses increased $5.0 million, or 10.8%, to $51.1 million from $46.1 million during 2000. As a percent of revenues, SG&A expenses declined to 7.1% in 2001 from 7.7% in 2000. SG&A expenses increased by $2.4 million, or 12.1%, in our well site services segment due to headcount increases in support of increased market activity and higher employer incentive costs, which are based upon the Company's EBITDA performance. Corporate headquarter charges were up $2.8 million due to the establishment of a new corporate headquarters office.

     Depreciation and Amortization. Pro forma depreciation and amortization increased $2.0 million to a total of $28.7 million for the year ended December 31, 2001. The 7.5% increase was primarily due to acquisitions and capital expenditures made in our well site services segment during 2000 and 2001.

     Operating Income.  Our pro forma operating income represents revenues less
(i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization plus other operating income. Our operating income increased $17.1 million, or 42.5%, to $57.3 million for the year ended December 31, 2001 from $40.2 million during 2000. Operating income from our well site services segment increased $16.6 million from $30.8 million for the year ended December 31, 2000 to $47.4 million during 2001. Operating income for our tubular services segment decreased $4.2 million to $12.5 million for the year ended December 31, 2001 from $16.7 million during 2000. Operating income in our offshore products segment increased $8.2 million to $6.6 million for the year ended December 31, 2001 from an operating loss of $1.6 million during 2000.

     Net Interest Expense. Net pro forma interest expense totaled $8.4 million for the year ended December 31, 2001 compared to $9.3 million during 2000. The $0.9 million reduction in net interest expense was primarily related to lower interest rates, partially offset by an increase in average debt balances outstanding. Average debt balances were higher in 2001 as a result of refinancing of certain preferred stock issues in February 2001. However, bank debt has decreased from $110.5 million at February 28, 2001 to $69.2 million at December 31, 2001.

     Income Tax Expense. Pro forma income tax expense totaled $2.1 million during 2001 compared to $4.5 million during 2000. The decrease of $2.4 million, and the corresponding low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized.

     Minority Interest. Minority interest was immaterial during the years ended December 31, 2001 and 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Pro forma revenues increased by $108.2 million, or 22.2%, to $595.6 million for the year ended December 31, 2000 from $487.4 million during 1999. Well site services revenues increased $68.8 million, or 56.8%, and tubular services revenues increased $79.1 million, or 37.3%, during the same period. These increases in revenue were partially offset by a decrease in offshore products revenues of $39.7 million, or 25.7%. Of the $68.8 million increase in well site services revenues, $41.5 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $9.1 million was generated from our hydraulic workover units, $9.9 million was generated from our drilling operations and $8.3 million was generated from our rental tool operations. The significant improvement in revenues from our remote site accommodations, catering and logistics services and modular building construction services was due to the strong level of Canadian drilling activity during the first and fourth quarters of 2000, which resulted in increased demand for our drilling camps and related catering services. The increased revenues in our hydraulic workover units and drilling rigs resulted from higher utilization during the period. The $8.3 million increase in our rental tool revenues was largely due to increases in activity levels. The increased tubular services revenues were directly attributable to increases in drilling activity over the period. These revenue increases were partially offset by declines in our offshore products segment due to a significant downturn in offshore construction related activity.

     Cost of Sales. Pro forma cost of sales increased $77.0 million, or 19.0%, to $482.7 million for the year ended December 31, 2000 from $405.7 million during 1999. Cost of sales increased in our well site services and tubular services segments by $46.5 million and $63.8 million, respectively, but was partially offset by a decrease of $33.4 million in our offshore products segment. The changes from the 1999 period to the 2000 period were caused by the same factors influencing revenues.

     Gross Margins. Gross margins, which we calculate before a deduction for depreciation and amortization expense, increased $31.3 million from $81.7 million in 1999 to $113.0 million in 2000. Our gross margin percentages increased from 16.8% in 1999 to 19.0% in 2000 due to improvements in our offshore products and tubular services segments partially offset by declines in our well site services segment. Offshore products gross margin decreased from $27.5 million, or 17.8% of revenues in 1999, to $21.2 million, or 18.5% of revenues in 2000. The offshore products gross margin percentage improvement in the year 2000 was attributable to the greater percentage mix of higher margin connector products revenues versus lower margin fabrication work. Our well site services gross margin increased from $43.4 million in 1999 to $65.7 million in 2000, an increase of $22.3 million, or 51.4%. Within our well site services segment, our remote site accommodations, catering and logistics and modular building construction contributed $11.7 million of the margin increase. This margin improvement resulted from an overall increase in Canadian drilling activity as the average Canadian rig count increased to 345 rigs in 2000 from 245 rigs in 1999, a 40.8% increase. Our hydraulic workover, specialty rental tool and land drilling operations contributed $10.6 million of the margin increase. This improvement resulted from increased drilling and workover activity, especially in the U.S. Gulf of Mexico, West Texas, and West Africa. Tubular services gross margins increased from $10.8 million, or 5.1% of revenue, in 1999 to $26.1 million, or 9.0% of revenue, in 2000. Increased revenues caused by higher drilling activity helped leverage our fixed costs, and liquidation of relatively low cost inventories in a period of rising inventory prices, helped us achieve the margin increases.

     Selling, General and Administrative Expenses. During the year ended December 31, 2000, pro forma SG&A expenses increased $2.3 million, or 5.3%, to $46.1 million compared to $43.8 million during 1999. As a percent of revenues, SG&A expenses declined to 7.7% in 2000 from 9.0% in 1999. SG&A expenses in our well site services segment increased $6.7 million, or 49%, due to increased activity, acquisitions in late 1999 in our hydraulic workover business, and certain nonrecurring charges totaling $.4 million in our remote site accommodations business. This increase was partially offset by a $3.2 million decrease in our offshore products segment and a $1.2 million decrease in our tubular services segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity. Our tubular services segment benefited from cost synergies created from the market consolidation during 1999.

     Depreciation and Amortization. Pro forma depreciation and amortization totaled $26.7 million during the year ended December 31, 2000 compared to $26.3 million during 1999. The 1.5% increase was primarily related to asset acquisitions and capital expenditures made in our well site services segment during 1999.

     Operating Income. Our pro forma operating income equals revenues less cost of sales, SG&A expense, depreciation and amortization and other operating income (expense). Our operating income increased by $31.1 million to $40.2 million for the year ended December 31, 2000 from $9.1 million for the same period in 1999. Operating income from our well site services segment increased $16.0 million from $14.8 million for the year ended December 31, 1999 to $30.8 million for the same period in 2000. Operating income in our tubular services segment increased $18.9 million from a loss of $2.2 million in 1999 to $16.7 million of income in 2000. Operating loss in our offshore products segment decreased $1.1 million from $2.7 million in 1999 to $1.6 million in 2000.

     Net Interest Expense. Pro forma net interest expense totaled $9.3 million during the year ended December 31, 2000 compared to $11.2 million during the year ended December 31, 1999. The $1.9 million decrease in net interest expense primarily related to a reduction in average debt balances outstanding in our offshore products segment with funds generated from asset sales.

     Income Tax (Expense) Benefit. Pro forma income tax expense totaled $4.5 million during the year ended December 31, 2000 compared to a benefit of $4.0 million during 1999. The increase of $8.5 million was primarily due to the increase in pre-tax income. In both periods, the effective tax rate was benefited by a reduction in the allowance applied against tax assets, primarily net operating losses, due to expected tax benefits resulting from the Combination. We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized.

     Minority Interest. Minority interest expense was immaterial during the years ended December 31, 2000 and 1999. The minority interests were acquired, and therefore substantially reduced, in connection with the Combination.

  Consolidated and Combined Results of Operations

     Prior to the Sooner acquisition in February 2001, we reported under two business segments, offshore products and well site services. Information for these two segments, which represent the combined results of Oil States, HWC and PTI using reorganization accounting, is presented below for the years 2000 and 1999. Subsequent to the February 2001 acquisition of Sooner and the Combination, we reported the following consolidated results.

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                          CONSOLIDATED      COMBINED
                                                          ------------   ---------------
                                                              2001        2000     1999
                                                          ------------   ------   ------
Revenues
  Offshore Products.....................................     $129.3      $114.6   $154.3
  Well Site Services....................................      239.8       189.9    112.8
     Tubular Services...................................      302.1          --       --
                                                             ------      ------   ------
          Total.........................................     $671.2      $304.5   $267.1
                                                             ======      ======   ======
Gross Margin
  Offshore Products.....................................     $ 29.5      $ 21.2   $ 27.5
  Well Site Services....................................       86.2        65.7     39.7
  Tubular Services......................................       18.7          --       --
  Corporate/Other.......................................       (1.0)         --       --
                                                             ------      ------   ------
          Total.........................................     $133.4      $ 86.9   $ 67.2
                                                             ======      ======   ======
Gross Margin as a Percent of Revenues
  Offshore Products.....................................       22.8%       18.5%    17.8%
  Well Site Services....................................       35.9%       34.6%    35.2%
  Tubular Services......................................        6.2%         --       --
  Total.................................................       19.9%       28.5%    25.2%
Operating Income (Loss)
  Offshore Products.....................................     $  6.6      $ (1.6)  $ (2.7)
  Well Site Services....................................       47.4        30.8     13.6
  Tubular Services......................................       10.5          --       --
  Corporate/Other.......................................       (8.8)       (1.3)      --
                                                             ------      ------   ------
          Total.........................................     $ 55.7      $ 27.9   $ 10.9
                                                             ======      ======   ======

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues increased $366.7 million, or 120.4%, during the year ended December 31, 2001 compared to the year 2000. This revenue increase was primarily due to the acquisition of Sooner in February 2001, which contributed $302.1 million in revenues. Revenues from our well site services segment increased $49.9 million, or 26.3%, of which $24.0 million was generated from our remote site accommodations, catering and logistics services and modular building construction services, $9.1 million was generated from our rental tool business, $11.7 million was generated from our land drilling operations and $5.1 million was generated from our hydraulic workover business. Increases in Canadian drilling activity, oil sands development activity and strong Gulf of Mexico accommodations activity drove the increase in revenues in our remote site accommodations, catering and logistics services and modular building construction services. The increases in revenues from our rental tool operations and land drilling services were due to improvements in utilization and pricing. The remaining $14.7 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

     Cost of sales. Cost of sales increased $320.2 million, or 147.1%, to $537.8 million for the year ended December 31, 2001 from $217.6 million during 2000. The acquisition of Sooner accounted for $283.4 million of this increase. The remaining increase in cost of sales was primarily due to the increased activity and associated revenues at each of our operating segments. Cost of sales increased in our well site services and offshore products segments by $29.4 million and $6.4 million, respectively.

     Gross Margins. Gross margins, which we calculate before a deduction for depreciation and amortization expense, increased from $86.9 million in 2000 to $133.4 million for 2001, an increase of $46.5 million. Of this total increase, $18.7 million was due to the acquisition of our tubular services business effective February 14, 2001. Our gross margin percentages decreased from 28.5% in 2000 to 19.9% in 2001, largely due to the addition of our tubular services segment, whose business is characterized by lower gross margins than are realized in our other two operating segments. Offshore products gross margin increased from $21.2 million, or 18.5% of revenues, in 2000 to $29.5 million, or 22.8% of revenues, in 2001, an increase of $8.3 million, or 39.2%. This margin increase was due to improved revenues and margins related to our BOP stack integration and repair services as well as increased demand for our flexible bearings and connector products. We also had improved margins related to the manufacturing of rig and vessel equipment. Our well site services gross margins increased from $65.7 million in 2000 to $86.2 million in 2001, an increase of $20.5 million, or 31.2%. Within our well sites services segment, land drilling contributed $7.2 million of the margin increase as both utilization of our rigs and average revenues per day worked increased. Our remote site accommodations, catering and logistics services and modular building construction was responsible for an improvement in gross margin of $6.4 million due to increased activity, especially in the U.S. Gulf of Mexico operations, increased equipment available to rent as a result of capital expenditures and increased activity in the oil sands development areas in northern Alberta, Canada. Our rental tool operations contributed gross margin improvement of $4.9 million. This increase in gross margin was principally related to the increase in revenues discussed above. The negative gross margin for corporate/other is attributable to recognition of unallocated insurance expense at the corporate level.

     Selling, General and Administrative Expenses. During the year ended December 31, 2001, S,G&A expenses increased $12.2 million to $50.0 million, or 7.4% of revenues, from $37.8 million, or 12.4% of revenues, during 2000. The acquisition of our tubular services segment contributed $6.4 million of this increase and was the principal reason S,G&A expense as a percent of revenues was lower in 2001 given the level of revenues contributed by the segment. S,G&A expenses increased by $2.4 million, or 12.1%, in our well site services segment due to headcount increases in support of increased market activity and higher employee incentive costs, which are based upon the Company's EBITDA performance. Corporate headquarters charges were up $3.3 million due to the establishment of a new corporate headquarters office in connection with the Offering.

     Depreciation and Amortization. Depreciation and amortization increased $6.7 million to a total of $28.0 million for the year ended December 31, 2001. The addition of our tubular services segment accounted for $1.9 million of this increase. The remaining increase was due to asset acquisitions and capital expenditures made in our well site services segment during 2000, as well as amortization of goodwill recorded in connection with our acquisitions of Sooner and minority interests in February 2001.

     Operating Income. Operating income increased $27.8 million, or 99.6%, to $55.7 million during the year ended December 31, 2001 from $27.9 million during the year ended December 31, 2000. Operating income from our well site services segment increased $16.6 million from $30.8 million for the year ended December 31, 2000 to $47.4 million for the year ended December 31, 2001. Our tubular services segment contributed operating income of $10.5 million during the period from acquisition in February 2001 to December 31, 2001. Operating income in our offshore products segment increased $8.2 million to $6.6 million for the year ended December 31, 2001 from an operating loss of $1.6 million for the year ended December 31, 2000.

     Income Tax Expense. Income tax expense totaled $2.1 million during the year ended December 31, 2001 compared to $10.8 million during the year ended December 31, 2000. The decrease of $8.7 million, and the corresponding low effective tax rate, was primarily due to a reduction in the allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination.

We adjusted such tax assets because we determined that it was more likely than not that the deferred tax assets would be realized.

     Minority Interest. Minority interests decreased by $2.6 million during the year ended December 31, 2001 to $1.6 million from $4.2 million during the year ended December 31, 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

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

     Cost of Sales. Cost of sales increased by $17.7 million, or 8.9%, to $217.6 million for the year ended December 31, 2000 from $199.9 million for the year ended December 31, 1999. Cost of sales increased in our well site services segment by $51.1 million, but was partially offset by a decrease of $33.4 million in our offshore products segment. The changes from the 1999 period to the 2000 period were caused by the same factors influencing revenues.

     Gross Margins. Gross margin, which we calculate before a deduction for depreciation and amortization expense, increased from $67.2 million, or 25.2% of revenue, in 1999, to $86.9 million, or 28.5% of revenue in 2000, an increase of $19.7 million, or 29.3%. The improvement in gross margin as a percent of revenue is caused by a relatively high mix of well site services revenue in the year 2000 which typically has a higher margin, compared to the offshore products business. Offshore products margins decreased from $27.5 million, or 17.8% of revenues, to $21.2 million, or 18.5% of revenues. The offshore products gross margin percentage improvement in the year 2000 was attributable to the greater percentage mix of higher margin connector products revenues versus lower margin fabrication work in 1999. In addition, cost reductions were made in our offshore products segments in response to the market downturn in offshore construction activity. Our well site services gross margin increased from $39.7 million in 1999 to $65.7 million in 2000, an improvement of $26.0 million, or 65.5%. Our remote site accommodations, catering and logistics and modular building construction services reported an improvement of $11.7 million, or 48.1%, as a result of an overall increase in Canadian drilling activity as the average Canadian rig count increased to 345 rigs in 2000 from 245 rigs in 1999, a 40.8% increase. Our hydraulic workover, specialty rental tool and land drilling operations contributed $14.3 million of the margin increase. This improvement resulted from acquisitions made in 1999 that were included for a full year in 2000, in addition to increased drilling and workover activity, especially in the U.S. Gulf of Mexico, West Texas and West Africa.

     Selling, General and Administrative Expenses. During the year ended December 31, 2000, S,G&A expenses increased $4.2 million, or 12.5%, to $37.8 million, compared to $33.6 million during 1999. As a percent of revenues, S,G&A expenses declined to 12.4% in 2000 from 12.6% in 1999. S,G&A expenses in our well site services segment increased $6.9 million, or 50%, due to increased activity, acquisitions in late 1999 in our hydraulic workover business and certain nonrecurring charges totaling $.4 million in our remote site accommodation business. This increase was partially offset by a $2.7 million decrease in our offshore products segment. We reduced costs in our offshore products segment in response to the market downturn in offshore construction activity.

     Depreciation and Amortization. Depreciation and amortization totaled $21.3 million during the year ended December 31, 2000 compared to $20.3 million in the year ended December 31, 1999. The 4.9% increase was primarily related to asset acquisitions and capital expenditures made in our well site services segment during 1999.

     Operating Income. Our operating income equals revenues less cost of sales, selling, general and administrative expense, depreciation and amortization and other operating income (expense). Our operating income increased by $17.0 million to $27.9 million for the year ended December 31, 2000 from $10.9 million for the same period in 1999. Operating income from our well site services segment increased $17.2 million from $13.6 million for the year ended December 31, 1999 to $30.8 million for the same period in 2000. Operating loss in our offshore products segment decreased $1.1 million from $2.7 million in 1999 to $1.6 million in 2000.

     Net Interest Expense. Net interest expense totaled $11.5 million during the year ended December 31, 2000 compared to $12.5 million during the year ended December 31, 1999. The $1.0 million decrease in net interest expense primarily related to a reduction in average debt balances outstanding in our offshore products segment funded by cash generated from asset sales.

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

  LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our accommodation units, funding new product development and to fund general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and private and public capital investments.

     Cash was provided by operations during the year ended December 31, 2001 and 2000 in the amounts of $55.1 million and $33.9 million, respectively. Cash provided by operations in 2001 was generated by our net income before extraordinary item and lower working capital invested in our tubular inventories, partially offset by the use of working capital to reduce accounts payable and accrued expenses during the year ended December 31, 2001. During the last half of 2001, we aggressively reduced our tubular services inventories in anticipation of expected reductions in demand for our products in light of a general weakening of energy industry fundamentals during the period. Our tubular services inventories decreased $29.9 million, from $71.8 million at December 31, 2000 to $41.9 million at December 31, 2001. In addition, accounts receivable increased at December 31, 2001 due to significant amounts of international tubular services sales made at year-end pursuant to scheduled contract terminations with a major customer. Approximately $27 million of our accounts receivable at December 31, 2001 relate to this contract. If such contract is not extended beyond the current interim extensions, our working capital needs should decrease.

     Cash was used by investing activities in the amount of $22.7 million during the year ended December 31, 2001 primarily as a result of capital expenditures which totaled $29.7 million and two rental tool acquisitions in our well site services segment totaling $3.0 million, partially offset by cash acquired in connection with the Sooner acquisition and proceeds from asset sales. Net cash was used in investing activities in the amount of $22.4 million during the year ended December 31, 2000, primarily to fund capital expenditures and acquisitions.

     Capital expenditures totaled $29.7 million and $21.4 million during the year ended December 31, 2001 and 2000, respectively. Capital expenditures during both these periods consisted principally of purchases of assets for our well site services businesses. Approximately $10 million of the 2001 capital spending was expansionary in nature, made in order to expand in areas where our assets were previously fully utilized. We expect to spend a total of approximately $18 million during 2002 to upgrade our equipment and facilities and expand our product and service offerings. We expect to generate sufficient cash flow during 2002 to fund these capital expenditures.

     Net cash of $32.4 million was used in financing activities during the year ended December 31, 2001, primarily as a result of debt and preferred stock repayments, partially offset by net proceeds from the Offering. Net cash provided by financing activities of $.3 million during the year ended December 31, 2000 was primarily from net debt changes.

     The following summarizes our debt and lease obligations at December 31, 2001:

                                                               DUE IN         DUE IN          DUE
DECEMBER 31, 2001                                TOTAL    LESS THAN 1 YEAR   1-3 YEARS   AFTER 3 YEARS
-----------------                               -------   ----------------   ---------   -------------
                                                                    (IN THOUSANDS)
Debt and Lease Obligations:
  Long-Term Debt, Including Capital Leases....  $77,833        $3,894         $70,090       $3,849
  Non-Cancelable Operating Lease
     Obligations..............................   14,910         3,897           5,386        5,627
                                                -------        ------         -------       ------
  Total Contractual Cash Obligations..........  $92,743        $7,791         $75,476       $9,476
                                                =======        ======         =======       ======

     With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds were used to reduce amounts outstanding under bank lines of credit. Concurrently with the closing of the Offering, we issued 4,275,555 shares of common stock in the SCF Exchange.

     Concurrent with the Offering, we also entered into a $150 million senior secured revolving credit facility in February 2001. Up to $45.0 million of the credit facility is available in the form of loans denominated in Canadian dollars and may be made to our principal Canadian operating subsidiaries. This credit facility replaced our existing credit facilities. The facility matures on February 14, 2004, unless extended for up to two additional one-year periods with the consent of the lenders. Amounts borrowed under this new facility bear interest, at our election, at either:

     - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.5% to 2.5%; or

     - an alternate base rate equal to the higher of the bank's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate) plus a margin ranging from 0.5% to 1.5%, depending upon the ratio of total debt to EBITDA (as defined in the credit facility).

     We pay commitment fees ranging from 0.25% to 0.5% per year on the undrawn portion of the facility, also depending upon the ratio of total debt to EBITDA.

     Commitments under our credit facility will be permanently reduced, and loans prepaid, by an amount equal to 100% of the net cash proceeds of all non-ordinary course asset sales and the issuance of additional debt and by 50% of the issuance of equity securities. Mandatory commitment reductions will be allocated pro rata based on amounts outstanding under the U.S. dollar denominated facility and the Canadian dollar denominated facility. In addition, voluntary reductions in commitments are permitted.

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

     Our credit facility contains negative covenants that restrict our ability to borrow additional funds, pay dividends, sell assets except in the normal course of business and enter into other significant transactions.

     Under our credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

     As of December 31, 2001, we had $65.8 million outstanding under this facility and an additional $7.1 million of outstanding letters of credit leaving $77.1 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the UK that had a balance of $3.3 million at December 31, 2001. Our total interest bearing debt represented 18.4% of our total capitalization at December 31, 2001.

     We had an aggregate of approximately $8.7 million of subordinated debt outstanding at December 31, 2001. A total of $2.8 million of this debt was paid in January 2002. The remaining subordinated debt will become due and payable at various times over the period from 2002 to November 2005. See Note 6 to Consolidated and Combined Financial Statements.

     We believe that cash from operations and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. However, there is no assurance that we will be able to raise additional funds or be able to raise such funds on favorable terms.

  TAX MATTERS

     For the year ended December 31, 2001, we had deferred tax assets, net of deferred tax liabilities, of approximately $19.7 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $93.7 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. Our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. However in 2002, approximately $40 million of NOLs are available for use currently if sufficient income is generated. See Note 11 to Consolidated and Combined Financial Statements.

     Our 2001 effective tax rate approximated 4%. This low effective tax rate was due to the partial utilization of net operating losses which benefited the consolidated group after the merger. We currently estimate our 2002 effective tax rate will be approximately 22%, of which $10 million are estimated to be cash taxes. During 2001 we paid cash taxes of $12.7 million.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the Statements), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $8.0 million ($.16 per diluted share) per year. During 2002, the

Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not completed its evaluation of goodwill and indefinite lived intangible assets and, accordingly, the impact, if any, of this statement is not yet known.

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement is effective for fiscal years beginning after June 15, 2002 and the Company expects to adopt the Statement effective January 1, 2003. It is expected that this Statement will have an immaterial effect on the Company's consolidated financial statements.

     In August of 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company was required to adopt this Statement effective January 1, 2002 and it did not have an impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     Currently, we have floating rate obligations totaling approximately $69.2 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2001 levels, our combined interest expense would increase by a total of approximately $692,000 annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of December 31, 2001, we had Canadian dollar-denominated debt totaling approximately $17 million. We had no interest rate hedges or forward foreign exchange contracts at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The combined, pro forma combined and consolidated financial statements and supplementary data of the Company appear on pages 39 through 82 hereof and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 18 to Consolidated and Combined Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The financial statements of Oil States as of December 31, 1998 and 1999 and for the three years ended December 31, 1999 were audited by Arthur Andersen LLP. In connection with the Combination and following discussions with two accounting firms, we engaged Ernst & Young LLP in May 2000 to audit our consolidated financial statements in the future. Accordingly, Oil States' engagement of Arthur Andersen LLP was terminated in May 2000. The report of Arthur Anderson LLP for the year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles. This report contains an explanatory paragraph related to an uncertainty. Further, for this period and the five month period ended May 31, 2000, there were no disagreements over accounting principles, nor were any material weaknesses in internal control reported. The engagement of Ernst & Young LLP and the termination of Arthur Andersen LLP have been approved by our board of directors. Ernst & Young LLP was not consulted on any matters involving accounting principles of Oil States during the year ended December 31, 1999 or the five-month period ended May 31, 2000. Ernst & Young LLP has audited the consolidated financial statements of Sooner Inc. as of and for the two years in the period ended June 30, 2000. Ernst & Young LLP has audited the consolidated financial statements of HWC Energy Services as of December 31, 2000 and for each of the two years in the period then ended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements: Reference is made to the index set forth on page 39 of this Annual Report on Form 10-K.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Index of Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         3.1             -- Amended and Restated Certificate of Incorporation
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed with the Commission on March
                            30, 2001).
         3.2             -- Amended and Restated Bylaws (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
         3.3             -- Certificate of Designations of Special Preferred Voting
                            Stock of Oil States International, Inc. (incorporated by
                            reference to Exhibit 3.3 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 2000, as
                            filed with the Commission on March 30, 2001).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         4.1             -- Form of common stock certificate (incorporated by
                            reference to Exhibit 4.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         4.2             -- Amended and Restated Registration Rights Agreement
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed with the Commission on March
                            30, 2001).
        10.1             -- Combination Agreement dated as of July 31, 2000 by and
                            among Oil States International, Inc., HWC Energy
                            Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger
                            Sub-Sooner, Inc. and PTI Group Inc. (incorporated by
                            reference to Exhibit 10.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.2             -- Plan of Arrangement of PTI Group Inc. (incorporated by
                            reference to Exhibit 10.2 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 2000, as
                            filed with the Commission on March 30, 2001).
        10.3             -- Support Agreement between Oil States International, Inc.
                            and PTI Holdco (incorporated by reference to Exhibit 10.3
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 2000, as filed with the Commission on
                            March 30, 2001).
        10.4             -- Voting and Exchange Trust Agreement by and among Oil
                            States International, Inc., PTI Holdco and Montreal Trust
                            Company of Canada (incorporated by reference to Exhibit
                            10.4 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
        10.5**           -- 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 2000, as filed with
                            the Commission on March 30, 2001).
        10.6**           -- Form of Deferred Compensation Plan (incorporated by
                            reference to Exhibit 10.6 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.7**           -- Annual Incentive Compensation Plan (incorporated by
                            reference to Exhibit 10.7 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 2000, as
                            filed with the Commission on March 30, 2001).
        10.8**           -- Executive Agreement between Oil States International,
                            Inc. and Douglas E. Swanson (incorporated by reference to
                            Exhibit 10.8 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
        10.9**           -- Executive Agreement between Oil States International,
                            Inc. and Cindy B. Taylor (incorporated by Reference to
                            Exhibit 10.9 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
        10.10**          -- Form of Executive Agreements between Oil States
                            International, Inc. and Named Executive Officers (Messrs.
                            Hughes and Chaddick) (incorporated by reference to
                            Exhibit 10.10 of Oil States' Registration Statement No.
                            333-43400 on Form S-1).
        10.11**          -- Form of Change of Control Severance Plan for Selected
                            Members of Management (incorporated by reference to
                            Exhibit 10.11 of Oil States' Registration Statement No.
                            333-43400 on Form S-1).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.12            -- Credit Agreement among Oil States International, Inc.,
                            PTI Group Inc., the Lenders named therein, Credit Suisse
                            First Boston, Credit Suisse First Boston Canada, Hibernia
                            National Bank and Royal Bank of Canada (incorporated by
                            reference to Exhibit 10.12 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.13A**         -- Restricted Stock Agreement, dated February 8, 2001,
                            between Oil States International, Inc. and Douglas E.
                            Swanson (incorporated by reference to Exhibit 10.13A of
                            Oil States Report on Form 10Q filed May 15, 2001).
        10.13B**         -- Restricted Stock Agreement, dated February 22, 2001,
                            between Oil States International, Inc. and Douglas E.
                            Swanson (incorporated by reference to Exhibit 10.13B of
                            Oil States Report on Form 10Q filed May 15, 2001).
        10.14**          -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.14 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.15**          -- Compensation Letter Agreement between HWC Energy
                            Services, Inc. and Jay Trahan (incorporated by reference
                            to Exhibit 10.15 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 2000, as filed with
                            the Commission on March 30, 2001).
        10.16*,**        -- Form of Executive Agreement between Oil States
                            International, Inc. and named Executive Officer (Mr.
                            Slator).
        16.1             -- Letter Regarding Change in Certifying Accountant
                            (incorporated by reference to Exhibit 16.1 of Oil States'
                            Registration Statement No. 333-43400 on Form S-1).
        21.1*            -- List of subsidiaries of the Company (incorporated by
                            reference to Exhibit 21.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        23.1*            -- Consent of Ernst & Young LLP
        23.2*            -- Consent of PricewaterhouseCoopers LLP
        23.3*            -- Consent of Arthur Andersen LLP
        24.1*            -- Powers of Attorney for Directors.

---------------

* Filed herewith

** Management contracts or compensatory plans or arrangements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OIL STATES INTERNATIONAL, INC.

                                          By     /s/ DOUGLAS E. SWANSON
                                            ------------------------------------
                                                     Douglas E. Swanson
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 1, 2002.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                   L. E. SIMMONS*                        Chairman of the Board
-----------------------------------------------------
                    L. E. Simmons

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

                   MARTIN LAMBERT*                       Director
-----------------------------------------------------
                   Martin Lambert

                    MARK G. PAPA*                        Director
-----------------------------------------------------
                    Mark G. Papa*

                 GARY L. ROSENTHAL*                      Director
-----------------------------------------------------
                  Gary L. Rosenthal

                  ANDREW L. WAITE*                       Director
-----------------------------------------------------
                   Andrew L. Waite

                  STEPHEN A. WELLS*                      Director
-----------------------------------------------------
                  Stephen A. Wells

              *By: /s/ CINDY B. TAYLOR
  ------------------------------------------------
  Cindy B. Taylor, pursuant to a power of attorney
 filed as Exhibit 24.1 to this Annual Report on Form
                        10-K

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO COMBINED, PRO FORMA COMBINED AND
                          CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Consolidated and Combined Financial
  Statements................................................   40
  Unaudited Pro Forma Consolidated and Combined Statement of
     Operations for the Year Ended December 31, 2001........   41
  Unaudited Pro Forma Combined Statement of Operations for
     the Year Ended December 31, 2000.......................   42
  Unaudited Pro Forma Combined Statement of Operations for
     the Year Ended December 31, 1999.......................   43
  Notes to Unaudited Pro Forma Consolidated and Combined
     Financial Statements...................................   44
Consolidated and Combined Financial Statements
Reports of Independent Auditors
  Ernst and Young LLP.......................................   48
  PricewaterhouseCoopers LLP................................   49
  Arthur Andersen LLP.......................................   50
Consolidated and Combined Statements of Operations for the
  Years Ended December 31, 2001, 2000, and 1999.............   51
Consolidated and Combined Balance Sheets at December 31,
  2001 and 2000.............................................   52
Consolidated and Combined Statements of Stockholders' Equity
  and Comprehensive Income (Loss) for the Years Ended
  December 31, 2001, 2000 and 1999..........................   53
Consolidated and Combined Statements of Cash Flow for the
  Years Ended December 31, 2001, 2000, and 1999.............   54
Notes to the Consolidated and Combined Financial
  Statements................................................   55

       UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

     The consolidated financial statements of Oil States International, Inc. reflect the Company's financial position, results of operations and changes in stockholders' equity for periods subsequent to February 14, 2001, the date of our initial public offering and the combination of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group Inc. (PTI) (collectively the Controlled Group), among other things.

     As more fully described below, and in footnotes that follow, the combined financial statements reflect the financial position, results of operations and changes in stockholders' equity of the predecessor entities that now comprise Oil States International, Inc. based on reorganization accounting. The pro forma financial information that follows reflect our historical consolidated or combined statements of operations, depending upon the period involved, and give effect to the pro forma transactions and adjustments more fully described below.

     The following tables set forth unaudited pro forma consolidated and combined financial information for Oil States giving effect to:

     - the combination of Oil States, HWC and PTI as entities under the common control of SCF-III L.P. (SCF III), based upon reorganization accounting, which yields results similar to pooling of interest accounting, effective from the dates each of these entities became controlled by SCF III;

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

     - our sale of 10,000,000 shares of common stock (the Offering) and the application of the net proceeds totaling $84.1 million. With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds was used to reduce amounts outstanding under bank lines of credit.

The unaudited pro forma consolidated and combined statements of operations for the years ended December 31, 2001, 2000 and 1999 were prepared based upon the historical consolidated and combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

     - our acquisition of minority interests of the Controlled Group;

     - our acquisition of Sooner;

     - our exchange of shares of common stock for debt of Sooner and Oil States; and

     - our sale of shares in the Offering,

as if these transactions had occurred on January 1, 1999, 2000 and 2001, respectively.

     The audited December 31, 2001 consolidated balance sheet reflects all of the transactions discussed above, which were completed on February 14, 2001.

     The unaudited pro forma combined financial statements do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future. The unaudited pro forma combined financial statements should be read in conjunction with the historical consolidated and combined financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                         OIL STATES INTERNATIONAL, INC.

          PRO FORMA CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   PRO FORMA
                                    HISTORICAL           -------------------------------------------------------------
                            --------------------------                                                     PRO FORMA
                            CONSOLIDATED                                                                  CONSOLIDATED
                                AND        SOONER INC.                                                        AND
                              COMBINED       (PERIOD                    MINORITY                            COMBINED
                             YEAR ENDED       FROM       SOONER INC.    INTEREST          OFFERING         YEAR ENDED
                            DECEMBER 31,   01/01/01 TO   ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS       DECEMBER 31,
                                2001        02/14/01)     (NOTE 2)      (NOTE 3)     (NOTES 1, 3 AND 4)       2001
                            ------------   -----------   -----------   -----------   ------------------   ------------
Revenue...................    $671,205      $ 48,517       $             $                $                 $719,722
Expenses
  Costs of sales..........     537,792        45,142                                                         582,934
  Selling, general and
     administrative.......      50,024         1,133                                                          51,157
  Depreciation and
     amortization.........      28,039           188           331           135                              28,693
  Other income............        (346)           (1)                                                           (347)
                              --------      --------       -------       -------          --------          --------
Operating income (loss)...      55,696         2,055          (331)         (135)                             57,285
                              --------      --------       -------       -------          --------          --------
Interest income...........         602            22                                                             624
Interest expense..........      (9,276)         (585)                                          843(A)         (9,018)
Other income..............          88            (1)                                                             87
                              --------      --------       -------       -------          --------          --------
  Earnings (loss) before
     income taxes.........      47,110         1,491          (331)         (135)              843            48,978
Income tax (expense)
  benefit.................      (2,054)         (542)                                          506(D)         (2,090)
                              --------      --------       -------       -------          --------          --------
Net income (loss) before
  minority interests......      45,056           949          (331)         (135)            1,349            46,888
Minority interests........      (1,596)           --                                         1,600                 4
                              --------      --------       -------       -------          --------          --------
Net income (loss) before
  extraordinary item......      43,460           949          (331)         (135)            2,949            46,892
Preferred stock
  dividends...............         (41)           --                                            41(C)             --
                              --------      --------       -------       -------          --------          --------
Net income before
  extraordinary item
  attributable to common
  shares..................    $ 43,419      $    949       $  (331)      $  (135)         $  2,990          $ 46,892
                              ========      ========       =======       =======          ========          ========
Net income per common
  share before
  extraordinary item
  Basic...................    $    .96                                                                      $   0.97
                              ========                                                                      ========
  Diluted.................    $    .95                                                                      $   0.96
                              ========                                                                      ========
Average shares outstanding
  Basic...................      45,263                                                                        48,198
                              ========                                                                      ========
  Diluted.................      46,045                                                                        48,619
                              ========                                                                      ========

                         OIL STATES INTERNATIONAL, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              PRO FORMA
                                                   ---------------------------------------------------------------
                                HISTORICAL                        MINORITY
                          ----------------------   SOONER INC.    INTEREST          OFFERING           COMBINED,
                          COMBINED                 ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS         ACQUISITIONS
                           GROUP     SOONER INC.    (NOTE 2)      (NOTE 3)     (NOTES 1, 3 AND 4)     AND OFFERING
                          --------   -----------   -----------   -----------   ------------------     ------------
Revenue.................  $304,549    $291,098       $             $                 $                  $595,647
Expenses
  Costs of sales........   217,601     265,061                                                           482,662
  Selling, general and
     administrative.....    37,816       7,845                                          485(B)            46,146
  Depreciation and
     amortization.......    21,314       1,485         2,650         1,280                                26,729
  Other income..........       (69)                                                                          (69)
                          --------    --------       -------       -------           ------             --------
Operating income
  (loss)................    27,887      16,707        (2,650)       (1,280)                (485)          40,179
                          --------    --------       -------       -------           ------             --------
Interest income.........        95         428                                                               523
Interest expense........   (11,599)     (4,048)                                       5,864(A)            (9,783)
Other income............        89          --                                                                89
                          --------    --------       -------       -------           ------             --------
  Earnings (loss) before
     income taxes.......    16,472      13,087        (2,650)       (1,280)           5,379               31,008
Income tax (expense)
  benefit...............   (10,776)     (1,274)                                       7,508(D)            (4,542)
                          --------    --------       -------       -------           ------             --------
Net income (loss) before
  minority interests....     5,696      11,813        (2,650)       (1,280)          12,887               26,466
Minority interests......    (4,248)         --                                        4,218                  (30)
                          --------    --------       -------       -------           ------             --------
Net income (loss).......     1,448      11,813        (2,650)       (1,280)          17,105               26,436
Preferred stock
  dividends.............      (332)         --                                          332(C)                --
                          --------    --------       -------       -------           ------             --------
Net income attributable
  to common shares......  $  1,116    $ 11,813       $(2,650)      $(1,280)          $17,437            $ 26,436
                          ========    ========       =======       =======           ======             ========
Net income per common
  share Basic...........  $    .05                                                                      $   0.55
                          ========                                                                      ========
  Diluted...............  $    .04                                                                      $   0.55
                          ========                                                                      ========
Average shares
  outstanding Basic.....    24,482                                                                        48,013
                          ========                                                                      ========
  Diluted...............    26,471                                                                        48,358
                          ========                                                                      ========

                         OIL STATES INTERNATIONAL, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           PRO FORMA                                 PRO FORMA
                                                  ---------------------------                -------------------------
                                                     GROUP                      HISTORICAL                 SOONER INC.
                                                  ACQUISITION      COMBINED     ----------   SOONER INC.   ACQUISITION
                                       COMBINED   ADJUSTMENTS     GROUP WITH      SOONER     ADJUSTMENTS   ADJUSTMENTS
                                        GROUP       (NOTE 5)     ACQUISITIONS      INC.       (NOTE 2)      (NOTE 6)
                                       --------   ------------   ------------   ----------   -----------   -----------
Revenue..............................  $267,110      $8,296        $275,406      $159,256      $             $52,718
Expenses Costs of sales..............  199,865        4,639         204,504       148,847                     52,301
  Selling, general and
    administrative...................   33,624          222          33,846         7,297                      1,727
  Depreciation and amortization......   20,275          809          21,084         1,058        2,650           234
  Other expense......................    2,448           --           2,448            --                         --
                                       --------      ------        --------      --------      -------       -------
Operating income (loss)..............   10,898        2,626          13,524         2,054       (2,650)       (1,544)
                                       --------      ------        --------      --------      -------       -------
Interest income......................      300                          300            --
Interest expense.....................  (12,796)        (410)        (13,206)       (4,399)
Other income (expense)...............   (1,297)                      (1,297)          763
                                       --------      ------        --------      --------      -------       -------
  Earnings (loss) before income
    taxes............................   (2,895)       2,216            (679)       (1,582)      (2,650)       (1,544)
Income tax (expense) benefit.........   (4,654)        (753)         (5,407)         (627)                       540
                                       --------      ------        --------      --------      -------       -------
Net income (loss) before minority
  interests..........................   (7,549)       1,463          (6,086)       (2,209)      (2,650)       (1,004)
Minority interests...................      610           --             610            --           --            --
                                       --------      ------        --------      --------      -------       -------
Net income (loss) from continuing
  operations attributable to common
  shares.............................   (6,939)       1,463          (5,476)       (2,209)      (2,650)       (1,004)
Preferred stock dividends............     (121)          --            (121)           --
                                       --------      ------        --------      --------      -------       -------
Net income (loss) from continuing
  operations attributable to common
  shares.............................  $(7,060)      $1,463        $ (5,597)     $ (2,209)     $(2,650)      $(1,004)
                                       ========      ======        ========      ========      =======       =======
Net income (loss) per common share
  Basic..............................  $ (0.30)
                                       ========
  Diluted............................  $ (0.30)
                                       ========
Average shares outstanding Basic.....   23,053
                                       ========
  Diluted............................   23,069
                                       ========

                                                       PRO FORMA
                                       -----------------------------------------
                                        MINORITY      OFFERING       COMBINED,
                                        INTEREST     ADJUSTMENTS    ACQUISITIONS
                                       ADJUSTMENTS   (NOTES 1,3         AND
                                        (NOTE 3)       AND 4)         OFFERING
                                       -----------   -----------    ------------
Revenue..............................    $             $             $ 487,380
Expenses Costs of sales..............                                  405,652
  Selling, general and
    administrative...................                     945(B)        43,815
  Depreciation and amortization......      1,280                        26,306
  Other expense......................                                    2,448
                                         -------       ------        ---------
Operating income (loss)..............     (1,280)        (945)           9,159
                                         -------       ------        ---------
Interest income......................                                      300
Interest expense.....................                6,362(A, C)       (11,243)
Other income (expense)...............                                     (534)
                                         -------       ------        ---------
  Earnings (loss) before income
    taxes............................     (1,280)       5,417           (2,318)
Income tax (expense) benefit.........                   9,473(D)         3,979
                                         -------       ------        ---------
Net income (loss) before minority
  interests..........................     (1,280)      14,890            1,661
Minority interests...................         --         (641)             (31)
                                         -------       ------        ---------
Net income (loss) from continuing
  operations attributable to common
  shares.............................     (1,280)      14,249            1,630
Preferred stock dividends............                     121(C)            --
                                         -------       ------        ---------
Net income (loss) from continuing
  operations attributable to common
  shares.............................    $(1,280)      $14,370       $   1,630
                                         =======       ======        =========
Net income (loss) per common share
  Basic..............................                                $     .03
                                                                     =========
  Diluted............................                                $     .03
                                                                     =========
Average shares outstanding Basic.....                                   48,156
                                                                     =========
  Diluted............................                                   48,529
                                                                     =========

                         OIL STATES INTERNATIONAL, INC.

                 NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                         COMBINED FINANCIAL STATEMENTS

  Basis of Presentation

     The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. The estimated fair values of assets and liabilities are preliminary and subject to change. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill will change prospectively under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements). The unaudited pro forma statements of operations for the years ended December 31, 2001, 2000 and 1999 have been adjusted for the effects of purchase accounting, as described below.

     The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill will change prospectively under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements). The unaudited pro forma statements of operations for the years ended December 31, 2001, 2000 and 1999 include the historical financial statements of Sooner, converted to a calendar year end and adjusted for the effects of purchase accounting, as presented below.

NOTE 1. COMBINING ADJUSTMENTS

     Minority interest in (income) loss and related tax effect of the Controlled Group are presented below (in thousands):

                                                  OIL STATES    HWC      PTI      TOTAL
                                                  ----------   -----   -------   -------
Year Ended December 31, 1999....................    $3,019     $ 430   $(2,808)  $   641
                                                    ======     =====   =======   =======
Year Ended December 31, 2000....................    $1,463     $(557)  $(5,124)  $(4,218)
                                                    ======     =====   =======   =======
Period from January 1, 2001 to February 14,
  2001..........................................    $   72     $(129)  $(1,543)  $(1,600)
                                                    ======     =====   =======   =======

NOTE 2. ACQUISITION OF SOONER

     Certain reclassifications have been made to conform the presentation of Sooner's financial statements to the Controlled Group.

                         OIL STATES INTERNATIONAL, INC.

                 NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                  COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):

Purchase price..............................................  $69.5(1)
Less: fair value of net assets acquired.....................   29.7
                                                              -----
Goodwill....................................................            $39.8
                                                                        -----
Amortization for the years ended December 31, 2000 and
  1999......................................................            $2.65
                                                                        =====
Amortization for the period from January 1, 2001 to February
  14, 2001..................................................            $ .33
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

NOTE 3. ACQUISITION OF MINORITY INTERESTS

     To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                       OIL STATES      HWC          PTI        COMBINED
                                       ----------   ----------   ----------   ----------
Common stock issued to minority
  interests..........................   1,418,729    1,359,603    4,204,058    6,982,390
Estimated offering price per share...  $     9.00   $     9.00   $     9.00   $     9.00
                                       ----------   ----------   ----------   ----------
Purchase price of the minority
  interests..........................        12.8         12.2         37.8         62.8
Minority interests in fair value of
  net assets acquired................        13.8          7.7         15.9         37.4
                                       ----------   ----------   ----------   ----------
Additional goodwill..................  $     (1.0)  $      4.5   $     21.9   $     25.4
                                       ==========   ==========   ==========   ==========
Amortization of the additional
  goodwill for the years ended
  December 31, 2000 and 1999.........  $     (.05)  $      .23   $     1.10   $     1.28
                                       ==========   ==========   ==========   ==========
Amortization of the additional
  goodwill for the period from
  January 1, 2001 to February 14,
  2001...............................  $    (.015)  $     .020   $     .130   $     .135
                                       ==========   ==========   ==========   ==========

NOTE 4. OFFERING

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

     (C) To eliminate preferred stock dividends due to the redemption of the preferred stock.

     (D) To adjust income tax expense for the reduction of deferred taxes due to the formation of the combined group.

                         OIL STATES INTERNATIONAL, INC.

                 NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                  COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5. GROUP ACQUISITIONS

     To reflect the following acquisitions as if such acquisitions had occurred on January 1, 1999:

     On March 31, 1999, HWC acquired all of the outstanding stock of C&H Rental Tools, Inc., and C&H Specialty Company, Inc. (collectively, C&H). C&H provided rental equipment for drilling and workover operations in Louisiana and offshore in the Gulf of Mexico. We paid cash of approximately $2.4 million and $.8 million in principal amount of subordinated promissory notes for the acquisition. Funding for the transaction was received from the issuance of preferred stock.

     On November 30, 1999, HWC acquired 12 snubbing units and related equipment from Schlumberger Limited (Schlumberger) and Target Snubbing Company (Target). Consideration paid for these acquisitions included $3.7 million of cash and subordinated notes in aggregate principal amount of $4.5 million. Funding for the transactions was received from the issuance of preferred stock.

     Details of the fiscal year 1999 pro forma adjustments for HWC are as follows (in thousands):

                                                  SCHLUMBERGER   TARGET    C&H     TOTAL
                                                  ------------   ------   ------   ------
Revenue.........................................     $6,025       $894    $1,377   $8,296
Expenses
  Cost of sales.................................      3,324        528       787    4,639
  Selling, general and administrative...........         --        222        --      222
  Depreciation and amortization.................        530        158       121      809
                                                     ------       ----    ------   ------
Operating income (loss).........................      2,171        (14)      469    2,626
                                                     ------       ----    ------   ------
Interest expense................................       (341)       (56)      (13)    (410)
                                                     ------       ----    ------   ------
Income (loss) from continuing operations before
  income taxes..................................      1,830        (70)      456    2,216
Income tax (expense) benefit....................       (622)        24      (155)    (753)
                                                     ------       ----    ------   ------
Income from continuing operations...............     $1,208       $(46)   $  301   $1,463
                                                     ======       ====    ======   ======

     The Schlumberger and Target acquisitions were asset purchases, while the C&H acquisition was a stock purchase. The difference between the C&H purchase price and the fair market value of the assets and liabilities acquired was not material to the combined group.

NOTE 6. SOONER ACQUISITION ADJUSTMENT

     To reflect the acquisitions by Sooner in May and June 1999 of the tubular distribution businesses of Continental Emsco, Wilson Supply and National-Oilwell, Inc. Total consideration paid for these acquisitions was $36.6 million.

                         OIL STATES INTERNATIONAL, INC.

                 NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                  COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Details of the fiscal year 1999 pro forma adjustments for Sooner are as follows (in thousands):

                                          CONTINENTAL                     NATIONAL-
                                             EMSCO      WILSON SUPPLY   OILWELL, INC.    TOTAL
                                          -----------   -------------   -------------   -------
Revenue.................................    $11,639        $18,705         $22,374      $52,718
Expenses
  Costs of sales........................     11,544         17,795          22,962       52,301
  Selling, general and administrative...        400            650             677        1,727
  Depreciation and amortization(1)......         69             83              83          234
                                            -------        -------         -------      -------
Operating income (loss).................       (374)           177          (1,348)      (1,544)
Income tax (expense) benefit............        131            (62)            472          540
                                            -------        -------         -------      -------
Net Income (loss).......................    $  (243)       $   115         $  (876)     $(1,004)
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

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
OIL STATES INTERNATIONAL, INC.

     We have audited the accompanying consolidated balance sheet of Oil States International, Inc. as of December 31, 2001 and the combined balance sheet as of December 31, 2000, and the related consolidated and combined statement of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and the combined statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. We did not audit the financial statements of PTI Group Inc., for any period prior to January 1, 2001, which represented 32% of total assets in 2000 and 36% and 26% of total revenue in 2000 and 1999, respectively, nor did we audit Oil States International, Inc. for 1999, which represented 58% of total revenue in 1999. These financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Oil States International, Inc. or PTI Group Inc., for the periods noted, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oil States International, Inc. at December 31, 2001 and the combined financial position as of December 31, 2000, and the consolidated and combined results of their operations and their cash flows for the year ended December 31, 2001 and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States

                                          ERNST & YOUNG LLP

Houston Texas
February 1, 2002

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

CHARTERED ACCOUNTANTS

Edmonton, Alberta
February 26, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
OIL STATES INTERNATIONAL, INC.:

We have audited the consolidated balance sheets of Oil States International, Inc. (a Delaware corporation) and subsidiaries (the "Company") (formerly Conemsco, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of CE Franklin Ltd., a majority-owned subsidiary, which represented 6% and 5% of total consolidated assets in 1998 and 1997, respectively. CE Franklin Ltd. was sold on May 28, 1999, and was classified as discontinued operations prior to its sale. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CE Franklin Ltd., is based solely on the report of other auditors.

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

As discussed in Note 9, on July 21, 2000, the Company obtained a waiver from the holder of the Series A Cumulative Preferred Stock totaling $14.4 million, extending the optional redemption date to the earlier of April 30, 2001 or upon the occurrence of a registered public offering of capital stock. On July 29, 2000 and July 31, 2000, the Company renegotiated terms with the holders of certain subordinated debt totaling $7.0 million and $7.0 million, respectively. Original maturities of the subordinated debt extending through February 2003 were accelerated to the earlier of April 30, 2001 or upon the occurrence of a registered public offering of capital stock, in exchange for the holders waiving their rights to scheduled maturities of principal and interest which were due prior to April 30, 2001. Additionally, scheduled principal payments on other long-term debt totaling $15.5 million become due during 2001. Management's current projections indicate that there will not be sufficient cash flow from operations to fund these obligations. Management is currently developing a plan whereby the Company will be combined with other companies under common majority ownership, and the stock of the combined company would be sold in an initial public offering. The proceeds of the offering would be used, in part, to reduce the existing debt obligations. If management is unsuccessful in that effort, then management's plans would be to restructure its debt obligations as well as generate additional cash flow through asset sales.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
July 31, 2000

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              CONSOLIDATED
                                                                  AND
                                                                COMBINED          COMBINED
                                                              ------------   -------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                  2001         2000       1999
                                                              ------------   --------   --------
Revenues:
  Product...................................................    $421,758     $104,233   $128,128
  Service and other.........................................     249,447      200,316    138,982
                                                                --------     --------   --------
                                                                 671,205      304,549    267,110
Costs and expenses:
  Product costs.............................................     376,260       82,516    101,680
  Service and other costs...................................     161,532      135,085     98,185
  Selling, general and administrative expenses..............      50,024       37,816     33,624
  Depreciation expense......................................      20,790       18,187     16,779
  Amortization expense......................................       7,249        3,127      3,496
  Other operating expense (income)..........................        (346)         (69)     2,448
                                                                --------     --------   --------
                                                                 615,509      276,662    256,212
                                                                --------     --------   --------
Operating income............................................      55,696       27,887     10,898
Interest expense............................................      (9,276)     (11,599)   (12,796)
Interest income.............................................         602           95        300
Other income (expense)......................................          88           89     (1,297)
                                                                --------     --------   --------
Income (loss) from continuing operations before income
  taxes, minority interest, discontinued operations, and
  extraordinary item........................................      47,110       16,472     (2,895)
Income tax provision........................................      (2,054)     (10,776)    (4,654)
Minority interest in income of combined companies and
  consolidated subsidiaries.................................      (1,596)      (4,248)       610
                                                                --------     --------   --------
Net income (loss) from continuing operations before
  discontinued operations and extraordinary item............      43,460        1,448     (6,939)
Discontinued operations:
  Estimated and realized losses on sales of discontinued
    operations (net of income tax expense of $215 in
    1999)...................................................          --           --     (6,416)
                                                                --------     --------   --------
Net income (loss) before extraordinary item.................      43,460        1,448    (13,355)
Extraordinary loss on debt restructuring....................        (784)          --       (927)
                                                                --------     --------   --------
Net income (loss)...........................................      42,676        1,448    (14,282)
Preferred stock dividends...................................         (41)        (332)      (121)
                                                                --------     --------   --------
Net income (loss) attributable to common shares.............    $ 42,635     $  1,116   $(14,403)
                                                                ========     ========   ========
Basic earnings (loss) per share:
  Earnings (loss) per share from continuing operations
    before extraordinary item...............................    $    .96     $    .05   $   (.30)
  Discontinued operations, net of income taxes..............          --           --       (.28)
  Extraordinary loss on debt restructuring, net of income
    taxes...................................................        (.02)          --       (.04)
                                                                --------     --------   --------
  Basic net income (loss) per share.........................    $    .94     $    .05   $   (.62)
                                                                ========     ========   ========
Diluted earnings (loss) per share:
  Earnings (loss) per share from continuing operations
    before extraordinary item...............................    $    .95     $    .04   $   (.30)
  Discontinued operations, net of income taxes..............          --           --       (.28)
  Extraordinary loss on debt restructuring, net of income
    taxes...................................................        (.02)          --       (.04)
                                                                --------     --------   --------
  Diluted net income (loss) per share.......................    $    .93     $    .04   $   (.62)
                                                                ========     ========   ========
Weighted average number of common shares outstanding (in
  thousands):
  Basic.....................................................      45,263       24,482     23,053
  Diluted...................................................      46,045       26,471     23,069

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              CONSOLIDATED     COMBINED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,982       $  4,821
  Accounts receivable, net..................................     116,790         64,137
  Inventories, net..........................................      76,917         30,826
  Prepaid expenses and other current assets.................       3,932          1,715
                                                                --------       --------
          Total current assets..............................     202,621        101,499
Property, plant and equipment, net..........................     150,090        143,468
Goodwill, net...............................................     172,235        103,391
Other noncurrent assets.....................................       4,937          5,160
                                                                --------       --------
          Total assets......................................    $529,883       $353,518
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 86,174       $ 58,348
  Income taxes..............................................       4,267          2,427
  Deferred income taxes.....................................          --            369
  Current portion of long-term debt.........................       3,894         37,629
  Other current liabilities.................................         509          2,333
                                                                --------       --------
          Total current liabilities.........................      94,844        101,106
  Long-term debt............................................      73,939        102,614
  Deferred income taxes.....................................       8,436         19,977
  Postretirement healthcare benefits........................       5,570          5,899
  Other liabilities.........................................       2,746          4,519
                                                                --------       --------
          Total liabilities.................................     185,535        234,115
Minority interest...........................................         151         37,561
Redeemable preferred stock..................................          --         25,293
Stockholders' equity:
  Convertible preferred stock...............................          --          1,625
  Common stock, $.01 par value, 200,000,000 shares
     authorized,
     48,332,207 shares and 27,154,672 shares issued and
     outstanding,
     respectively...........................................         483            272
  Additional paid-in capital................................     326,031         83,810
  Retained earnings (deficit)...............................      24,710        (25,854)
  Accumulated other comprehensive loss......................      (7,027)        (3,304)
                                                                --------       --------
          Total stockholders' equity........................     344,197         56,549
                                                                --------       --------
          Total liabilities and stockholders' equity........    $529,883       $353,518
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                            ADDITIONAL   RETAINED                    COMPREHENSIVE
                                       PREFERRED   COMMON    PAID-IN     EARNINGS    COMPREHENSIVE      (LOSS)       TREASURY
                                         STOCK     STOCK     CAPITAL     (DEFICIT)      INCOME          INCOME        STOCK
                                       ---------   ------   ----------   ---------   -------------   -------------   --------
Balance, December 31, 1998...........   $1,625      $224     $ 87,074    $(12,567)                      $(2,554)      $(158)
  Net loss...........................                                     (14,282)     $(14,282)
  Currency translation adjustment....                                                      (521)
  Other comprehensive income.........                                                     1,771
                                                                                       --------
  Total other comprehensive income...                                                     1,250           1,250
                                                                                       --------
  Comprehensive loss.................                                                  $(13,032)
                                                                                       ========
  Preferred stock dividends..........                                        (121)
  Redeemable preferred stock
    dividends........................                          (1,308)
  Minority interest..................                            (386)
  Issuance of shares from treasury...                            (493)                                                  789
  Purchase of common stock held in
    treasury at cost.................                                                                                  (631)
                                        ------      ----     --------    --------                       -------       -----
Balance, December 31, 1999...........    1,625       224       84,887     (26,970)                       (1,304)         --
  Net income.........................                                       1,448      $  1,448
  Currency translation adjustment....                                                    (1,508)
  Other comprehensive loss...........                                                      (492)
                                                                                       --------
  Total other comprehensive loss.....                                                    (2,000)         (2,000)
                                                                                       --------
  Comprehensive loss.................                                                  $   (552)
                                                                                       ========
  Issuance of common stock for
    cash.............................                 48          154
  Preferred stock dividends..........                                        (332)
  Redeemable preferred stock
    dividends........................                          (1,518)
  Compensatory stock options.........                             600
  Unearned compensation..............                            (313)
                                        ------      ----     --------    --------                       -------       -----
Balance, December 31, 2000...........    1,625       272       83,810     (25,854)                       (3,304)         --
  Net income.........................                                      42,676      $ 42,676
  Currency translation adjustment....                                                    (3,723)         (3,723)
                                                                                       --------
  Comprehensive income...............                                                  $ 38,953
                                                                                       ========
  Issuance of common stock for
    cash.............................                100       79,615
  Amortization of restricted stock
    compensation.....................                  1          421
  Preferred stock dividends..........                                         (41)
  Redeemable preferred stock
    dividends........................                            (285)
  Redemption of preferred stock......   (1,625)
  Conversion of preferred stock to
    common stock.....................                           5,143
  Conversion of debt to common
    stock............................                 43       35,936
  Shares issued to acquire Sooner....                 76       30,596
  Shares issued to acquire minority
    interest.........................                174       92,329       7,929
  Purchase of subsidiary stock in
    connection with Combination......                 (2)      (1,465)
  Three-for-one reverse stock
    split............................               (181)         181
  Other..............................                            (250)
                                        ------      ----     --------    --------                       -------       -----
Balance, December 31, 2001...........   $   --      $483     $326,031    $ 24,710                       $(7,027)      $  --
                                        ======      ====     ========    ========                       =======       =====

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net income (loss) before discontinued operations and
     extraordinary item.....................................  $ 43,460   $  1,448   $  (6,939)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating
     activities:
     Minority interest, net of distributions................     1,596      4,148        (610)
     Depreciation and amortization..........................    28,039     21,314      20,275
     Deferred income tax provision (benefit)................   (11,504)       840        (519)
     Provision for loss on accounts receivable..............     1,571        580       1,121
     Deferred financing cost amortization...................       922         --          --
     (Gain) loss on disposal of assets......................      (225)       (18)      2,472
     (Gain) loss on sale of other businesses................      (227)        --         975
     Loss on sale of marketable securities..................        --         --         334
     Other, net.............................................       378     (1,186)         (2)
  Changes in operating assets and liabilities, net of effect from acquired and divested businesses:
          Accounts receivable...............................   (20,030)     1,238      (5,219)
          Inventories.......................................    28,758       (774)      9,653
          Accounts payable and accrued liabilities..........   (26,866)     5,461     (16,355)
          Other current assets and liabilities, net.........     9,250        886         (16)
                                                              --------   --------   ---------
          Net cash flows provided by operating activities...    55,122     33,937       5,170
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........    (5,119)    (3,500)     (7,217)
  Capital expenditures......................................   (29,671)   (21,383)    (11,297)
  Proceeds from sale of equipment...........................     5,976      2,391       1,358
  Cash acquired in Sooner acquisition.......................     4,894         --          --
  Proceeds from sale of discontinued operations.............        --         --     102,439
  Proceeds from sale of other businesses....................     1,200         --       1,976
  Proceeds from sale of marketable securities...............        --         --      24,408
  Other, net................................................        53        115         560
                                                              --------   --------   ---------
          Net cash flows provided by (used in) investing
            activities......................................   (22,667)   (22,377)    112,227
Cash flows from financing activities:
  Revolving credit repayments...............................   (10,132)    (3,158)    (65,081)
  Debt borrowings...........................................        --     13,487      10,449
  Debt repayments...........................................   (76,628)    (8,589)    (63,205)
  Preferred stock dividends.................................      (844)    (1,681)     (1,568)
  Issuance of common stock..................................    84,599        268       4,839
  Repurchase of preferred stock.............................   (21,775)        --          --
  Payment of offering and financing costs...................    (4,982)        --          --
  Other, net................................................    (2,653)       (23)     (1,556)
                                                              --------   --------   ---------
          Net cash flows provided by (used in) financing
            activities......................................   (32,415)       304    (116,122)
Effect of exchange rate changes on cash.....................        (4)       (77)         66
                                                              --------   --------   ---------
Net increase in cash and cash equivalents from continuing
  operations................................................        36     11,787       1,341
Net cash provided by (used in) discontinued operations......       375    (10,182)     (4,159)
Extraordinary item..........................................      (250)        --          --
Cash and cash equivalents, beginning of year................     4,821      3,216       6,034
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $  4,982   $  4,821   $   3,216
                                                              ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Oil States International, Inc. (Oil States or the Company) and its consolidated subsidiaries since February 14, 2001. On February 14, 2001, the Company acquired the three companies (HWC Energy Services, Inc. -- HWC; PTI Group, Inc. -- PTI and Sooner Inc. -- Sooner) previously reported in the Combined and Pro Forma financial statements presented herein. The combined financial statements include the activities of Oil States, HWC and PTI, collectively the Controlled Group or the Company for the period prior to February 14, 2001, utilizing reorganization accounting. The reorganization accounting method, which yields results similar to the pooling of interests method, has been used in the preparation of the combined financial statements of the Controlled Group (entities under common control of SCF-III L.P. (SCF-III), a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the years ended December 31, 1999 and 2000 and for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated, combined and pro forma financial statements.

  Oil States International, Inc.

     Oil States was formerly named CONEMSCO, Inc. On July 20, 2000, an amendment to the Certificate of Incorporation for CONEMSCO, Inc. was filed with the State of Delaware to change the corporate name from CONEMSCO, Inc. to Oil States International, Inc. Oil States' subsidiaries currently include: Oil States Industries, Inc. and its subsidiaries (collectively, OSI) HWC, PTI and Sooner. OSI's wholly-owned subsidiaries are Oil States Skagit SMATCO, LLC (SMATCO), Oil States Industries (UK) Limited (OSI-UK), Oil States Industries (Asia) Pte. Ltd., Oil States Industries do Brasil Instalacoes Maritimas Ltda. and Continental Emsco Company and its subsidiaries. OSI also owns a 60% interest in Elastomeric Actuators, Inc., a joint venture with a third party. OSI-UK's wholly-owned subsidiaries include Oil States MCS Limited (MCS Limited) and Oil States Klaper Limited.

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

     During 1999, OSI sold all of the operating assets of CE Distribution Services, Inc. (CE Distribution), CE Drilling Products, Inc. (CE Drilling), CE Mobile Equipment, Inc. (CE Mobile), and its 51.8% investment in CE Franklin, Ltd. (CE Franklin). Accordingly, for the periods presented, the results of CE Distribution, CE Drilling, CE Mobile, and CE Franklin are shown as discontinued operations. A charge for the estimated and realized losses on sale of discontinued operations of $6.4 million was recorded during 1999 (See Note 16). During the year ended December 31, 1999, OSI sold two wholly-owned subsidiaries:
H.O. Mohr Research and Engineering, Inc. (H.O. Mohr) and Oil States Martec Crane Services, Inc. (Martec).

  PTI Group, Inc.

     PTI was formed on January 8, 1997 as a result of the amalgamation of PTI Group, Inc. and 712955 Alberta Ltd. (Alberta), a special purpose company formed to acquire PTI.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     PTI is a supplier of integrated housing, food, site management and logistics support services to remote sites utilized by natural resources and other industries primarily in Canada and the United States.

  HWC Energy Services, Inc.

     HWC provides worldwide well control services and drilling and rental equipment to the oil and gas industry. HWC operates primarily in Texas, Louisiana, Ohio, Oklahoma and New Mexico, along with foreign operations conducted in Venezuela, the Middle East, and Africa. Its hydraulic well control operations provide, globally, hydraulic workover (snubbing) units for emergency well control situations and, in selected markets, various hydraulic well control solutions involving well drilling and workover and completion activities. In West Texas and Ohio, HWC's Capstar Drilling, Inc., subsidiary operates shallow well drilling rigs with automated pipe handling capabilities. Specialty Rental Tools and Supply, Inc. (Specialty), a subsidiary of HWC, operates from 5 locations in Texas, Louisiana, Mississippi, New Mexico and Oklahoma to provide rental equipment for drilling and workover operations.

  Sooner, Inc.

     Sooner is a distributor of oilfield tubular products with operations located primarily in the United States (U.S.). Sooner also has sales and marketing subsidiaries located in the United Kingdom, Canada, Nigeria and Venezuela. The majority of sales are to large fully integrated and independent oil companies headquartered in the U.S.

2. INITIAL PUBLIC OFFERING, MERGER TRANSACTIONS AND REFINANCING

     On February 9, 2001, the Company began trading its common stock on the New York Stock Exchange under the symbol "OIS" pursuant to completion of its initial public offering (the Offering). On February 14, 2001, the Company closed the business combination and the Offering thereby acquiring the minority interests in PTI and HWC and 100% of the Sooner operations. The Company recorded additional goodwill of $61.9 million as a result of the acquisition of these minority interests.

     Concurrent with the Offering, the Company acquired Sooner for $69.5 million. The Company exchanged 7,597,152 shares of its common stock for all the outstanding common shares of Sooner. The Company accounted for the acquisition using the purchase method of accounting and recorded approximately $40 million in goodwill that is being amortized over a 15-year period. In 2001, the Financial Accounting Standards Board issued a new standard that will effect goodwill amortization (See Note 3).

     Concurrent with the closing of the Offering, the Company issued 4,275,555 shares of common stock to SCF-III and SCF-IV L.P. (SCF-IV) in exchange for approximately $36.0 million of indebtedness of Oil States and Sooner which was held by SCF-III and SCF-IV (the SCF Exchange).

     With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds was used to reduce amounts outstanding under bank lines of credit.

     On February 14, 2001, the Company entered into a $150 million senior secured revolving credit facility. This new credit facility replaced existing bank credit facilities (See Note 6).

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Inventories

     Inventories consist of tubular and other oilfield products, manufactured equipment, and spare parts for manufactured equipment. Inventories include raw materials, work in process, finished goods, labor, and manufacturing overhead. Approximately 13% and 37% of combined inventories at December 31, 2001 and 2000, respectively, is valued at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method. The cost of tubular goods inventories is determined using the first-in, first-out (FIFO) method and the cost for the remaining inventories is determined on an average cost or specific-identification method. If the LIFO method had not been used for particular inventories, total inventories would have been approximately the same at December 31, 2001 and 2000. During 2001 and 2000, the Company experienced reductions in inventories carried on a LIFO basis. The cost of these liquidated LIFO inventories did not differ from the current cost by a material amount.

  Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  Goodwill

     Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets. Goodwill is amortized on a straight-line basis over a period of 15 to 40 years based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Goodwill is stated net of accumulated amortization of $18.2 million and $10.0 million at December 31, 2001 and 2000, respectively. In 2001, the Financial Accounting Standards Board issued a new standard that will affect goodwill amortization (See Note 3).

  Impairment of Long-Lived Assets

     In compliance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the recoverability of the carrying values of property, plant and equipment, goodwill, and other intangible assets is assessed at a minimum annually, or whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable based on estimated future cash flows. If this

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset. The fair value of the asset is based on prices of similar assets, if available, or discounted cash flows. Based on the Company's review, the carrying value of its assets are recoverable and no impairment losses have been recorded for the periods presented.

     In August of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company was required to adopt this Statement effective January 1, 2002 and it did not have an impact.

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

  Revenue and Cost Recognition

     Revenue from the sale of products is recognized upon shipment to the customer or when all significant risks of ownership have passed to the customer. For significant fabrication projects built to customer specifications, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Management believes this method is the most appropriate measure of progress on large fabrication contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In rental equipment and services, revenues are recognized based on a periodic (usually daily) rental rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as revenues. For drilling contracts based on footage drilled, we recognize revenues as footage is drilled.

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

     In accordance with SFAS No. 109, the Company records a valuation reserve in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the reserve in the future based upon the operating results of the Company.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  Receivables and Concentration of Credit Risk

     Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry. The Company evaluates the credit worthiness of its major new and existing customers' financial condition and, generally, the Company does not require significant collateral from its domestic customers.

  Earnings per Share

     The Company's basic income (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 3,601,329 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the effect of convertible preferred stock in periods when such preferred shares were outstanding. All shares awarded under the Company's Equity Participation Plan are included in our fully diluted shares.

  Reclassifications

     Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include the costs associated with the disposal of discontinued operations, including potential future adjustments as a result of contractual agreements, revenue and income recognized on the percentage-of-completion method, and the valuation allowance recorded on net deferred tax assets. Actual results could differ from those estimates.

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (collectively the Statements), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $8.0 million ($.16 per diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not completed its evaluation of goodwill and indefinite lived intangible assets and accordingly, the impact, if any, of this Statement is not yet known.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement is effective for fiscal years beginning after June 15, 2002 and the Company expects to adopt the Statement effective January 1, 2003. It is expected that this Statement will have an immaterial effect on the Company's consolidated financial statements.

4. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts at December 31, 2001 and 2000, is presented below (in thousands):

                                                                2001      2000
                                                              --------   -------
Accounts receivable:
  Trade.....................................................  $115,726   $61,969
  Unbilled revenue..........................................     2,674        --
  Other.....................................................     1,123     4,323
  Allowance for doubtful accounts...........................    (2,733)   (2,155)
                                                              --------   -------
                                                              $116,790   $64,137
                                                              ========   =======

                                                               2001      2000
                                                              -------   -------
Inventories:
  Tubular goods.............................................  $41,882   $    --
  Other finished goods and purchased products...............   20,024    14,813
  Work in process...........................................   12,012    12,208
  Raw materials.............................................    8,696     8,720
                                                              -------   -------
     Total inventories......................................   82,614    35,741
  Inventory reserves........................................   (5,697)   (4,915)
                                                              -------   -------
                                                              $76,917   $30,826
                                                              =======   =======

                                                               ESTIMATED
                                                              USEFUL LIFE     2001       2000
                                                              -----------   --------   --------
Property, plant and equipment:
  Land......................................................                $  4,163   $  3,660
  Buildings and leasehold improvements......................  2-50 years      27,505     25,501
  Machinery and equipment...................................  2-15 years     147,183    134,983
  Rental tools..............................................  3-10 years      24,876     18,370
  Office furniture and equipment............................  1-10 years      10,667      8,724
  Vehicles..................................................   2-5 years       6,197      4,853
  Construction in progress..................................                   1,033         26
                                                                            --------   --------
       Total property, plant and equipment..................                 221,624    196,117
  Less: Accumulated depreciation............................                 (71,534)   (52,649)
                                                                            --------   --------
                                                                            $150,090   $143,468
                                                                            ========   ========

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                  COMBINED
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Accounts payable and accrued liabilities:
  Trade accounts payable....................................  $52,386   $26,215
  Accrued compensation......................................   10,317     7,685
  Accrued insurance.........................................    3,498     2,819
  Accrued interest..........................................      248     6,646
  Accrued taxes, other than income taxes....................    3,314       812
  Deferred revenue..........................................    2,646     4,456
  Reserves related to discontinued operations, current
     portion................................................    4,976     3,283
  Postretirement healthcare benefits, current portion.......    1,100     1,100
  Other.....................................................    7,689     5,332
                                                              -------   -------
                                                              $86,174   $58,348
                                                              =======   =======

5. ACQUISITIONS

     On February 14, 2001, the Company acquired 100% of the issued and outstanding shares of Sooner for $69.5 million of the Company's common stock (See Note 2).

     In July and August 2001, Oil States acquired, within its well site services segment, 100% of the common stock of two rental tool businesses located in Mississippi and Oklahoma for aggregate cash consideration of $3.0 million, net of cash acquired. A total of $2.1 million of goodwill was recorded in connection with these acquisitions which will not be deductible for tax purposes.

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

     On March 31, 1999, Specialty completed the acquisition of all of the outstanding stock of C&H Rental Tools, Inc., and C&H Specialty Company, Inc. (collectively C&H). Specialty paid cash of approximately $2.4 million and $0.82 million in subordinated promissory notes. C&H provides rental equipment for drilling and workover operations in Louisiana and offshore in the Gulf of Mexico. In addition, the C&H purchase agreement provided for the payment of contingent consideration based on the earnings of the acquired business during the period from January 1, 1999 through December 31, 2000. The contingent consideration was earned based on results through December 31, 2000. Accordingly, an additional payment of $2.1 million was paid to the sellers on March 31, 2001. The contingent consideration was reflected in the December 31, 2000 balance sheet as a current liability and the additional purchase consideration was recorded as goodwill in 2001 when paid.

     Effective November 30, 1999, the Company completed the acquisition of 12 snubbing units and related equipment from two unrelated vendors for total consideration of $8.2 million, consisting of $3.7 million cash and subordinated notes held by one of the companies in the amount of $4.5 million. The snubbing units are similar to those currently operated by the Company and were located in Europe, Africa, the Middle East and Canada when acquired. The purchase agreement contained a pre-established rate which would be charged to the buyers upon future leasing of the equipment and such amounts paid by the buyers will be applied as payment of the related debt obligations.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

6. LONG-TERM DEBT

     As of December 31, 2001 and 2000, long-term debt consisted of the following (in thousands):

                                                               2001       2000
                                                              -------   --------
OSI
US revolving credit facility, up to $105 million; secured by substantially all assets; commitment fee on unused portion ranges from 0.25% to 0.5% per annum; variable interest
  rate payable monthly based on prime or LIBOR plus
  applicable percentage; weighted average rate is 5.55% for
  2001......................................................  $48,850   $     --
US revolving credit facility, up to $21 million; secured by
  substantially all assets; commitment fee on unused portion is 0.375% per annum; variable interest rate payable
  monthly based on prime plus 2.25%; weighted average rate
  is 9.34% and 9.5% for 2001 and 2000, respectively.........       --      6,624
US term bank loan -- Payable in monthly principal
  installments of $81,740 with the remainder due March 1,
  2003; secured by substantially all assets; variable
  interest rate payable monthly based on prime plus 0.25%;
  weighted average rate of 9.5% and 9.6% for 2001 and 2000,
  respectively..............................................       --      4,169
UK revolving overdraft credit facility -- Payable on demand;
  interest payable quarterly at a margin of 1.90% per annum
  over the bank's variable base rate; weighted average rate
  is 6.4% and 8.0% for 2001 and 2000, respectively..........    3,349      3,777
Subordinated debt issued in conjunction with
  acquisition -- Payable to the stockholders of the acquired company in installments through July 2002; terms were
  renegotiated during 2000 with full payment due upon
  closing of the offering; interest rate is prime plus 4%
  payable annually; weighted average rate is 12.9% and 10.3%
  for 2001 and 2000, respectively...........................       --      7,000
Subordinated debt issued in conjunction with
  acquisition -- Payable to the stockholders of the acquired company in installments through August 2003; terms were
  renegotiated during 2000 with full payment due upon
  closing of the offering; interest rate is prime plus 4%
  payable annually; weighted average rate is 12.8% and 9.8%
  for 2001 and 2000, respectively...........................       --      7,000
Subordinated note payable to shareholders -- Principal and
  accrued interest at 6% are due December 2005..............       --     25,000
Subordinated note payable to related party -- $10.4 million
  is due on May 17, 2001 with the remaining $500,000 due on
  September 1, 2001; rate of 8.5% for 2001 and 2000.........       --     10,949
Obligations under capital leases............................      348        558
PTI
Canadian revolving credit facility, up to $45 million;
  secured by substantially all assets; variable interest
  rate payable monthly based on the Canadian prime rate or
  Bankers Acceptance discount rate plus applicable
  percentage; weighted average rate is 6.2% for 2001........   16,955         --
Canadian revolving operating credit facility -- A portion of the facility is designated as overdraft and the remainder
  is restricted by a margin limit based on the level of
  trade accounts receivable and inventories.................       --      1,816
PTI US revolving credit facility............................       --      1,560
Canadian term revolving bank facility -- Payable in
  quarterly installments of $834,000........................       --     23,506
Unsecured notes payable issued in conjunction with
  acquisitions due in installments over 24 to 36 months and
  bearing interest at 7.5% to 8.5%..........................      720      2,549

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                               2001       2000
                                                              -------   --------
PTI U.S. term loan facility -- Payable in monthly
  installments of $100,000 from September 2000 through
  February 2005, at which time the remaining balance is
  due.......................................................       --      7,000
Obligations under capital leases............................      586        730
HWC
Bank line of credit -- up to $20.0 million available based
  upon a borrowing base consisting of a percentage of
  eligible accounts receivable, real estate and fixed
  assets; interest payable monthly at the bank's prime rate
  or LIBOR plus from 1.00% to 3.00% and an unused commitment fee ranging from 0.25% to 0.50% based on the ratio of debt to earnings before depreciation, interest and taxes; the
  weighted average interest rate for 2000 was 8.7%; amounts
  outstanding are due May 1, 2003...........................       --     12,250
Bank term debt -- interest is the same rate as the above
  bank line of credit; principal of $762 is repayable
  quarterly through March 31, 2003; balance due at maturity
  May 1, 2003...............................................       --     11,940
Bank line of credit -- up to $500 (Canadian dollars)
  available at HWC's option; interest is payable monthly at
  the bank's prime rate plus 0.25%; amounts outstanding are
  due on demand.............................................       --         87
Bank term debt -- interest is payable monthly at the bank's
  prime rate plus 0.50%; principal of $300 (Canadian
  dollars) is repayable consisting of $200 due at the end of
  April and $50 at the end of July and October each year;
  balance due at maturity, December 2, 2004.................       --        799
Subordinated unsecured notes payable due January 31, 2001;
  interest payable quarterly at 7.00%.......................       --      4,215
Subordinated unsecured note payable due May 1, 2002;
  interest payable quarterly at 7.00%.......................    2,750      2,750
Subordinated notes payable due November 30, 2005; interest
  accrues at 7.00% annually; principal and interest are
  payable at a fixed amount for each day the acquired
  equipment is utilized.....................................    4,245      4,488
Subordinated note payable due September 30, 2003; interest
  payable quarterly at 6.50%................................       --        820
Convertible subordinated unsecured note payable due June 15,
  2001; interest payable quarterly at 5.00%; convertible by
  holder into 200 shares of common stock....................       --        500
Other notes and capital lease obligations payable in monthly installments of principal and interest at various interest
  rates.....................................................       30        156
                                                              -------   --------
     Total debt.............................................   77,833    140,243
Less: current maturities....................................    3,894     37,629
                                                              -------   --------
     Total long-term debt...................................  $73,939   $102,614
                                                              =======   ========

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Scheduled maturities of combined long-term debt as of December 31, 2001, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2002........................................................  $ 3,894
2003........................................................    3,791
2004........................................................   66,299
2005........................................................      283
2006........................................................    3,566
                                                              -------
                                                              $77,833
                                                              =======

  Current Debt Instruments

     On February 14, 2001, OSI entered into a $150 million senior secured revolving credit facility with a group of banks. Up to $45.0 million of the credit facility is available in the form of loans denominated in Canadian dollars and may be made to our principal Canadian operating subsidiaries. This credit facility replaced our existing credit facilities. The facility matures on February 14, 2004, unless extended for up to two additional one-year periods with the consent of the lenders. Amounts borrowed under this new facility bear interest, at our election, at either:

     - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.5% to 2.5%; or

     - an alternate base rate equal to the higher of the bank's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate) plus a margin ranging from 0.5% to 1.5%, depending upon the ratio of total debt to EBITDA (as defined in the new credit facility).

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

     The credit facility is guaranteed by all of our active domestic subsidiaries and, in some cases, our Canadian and other foreign subsidiaries. The credit facility is secured by a first priority lien on all the Company's inventory, accounts receivable and other material tangible and intangible assets, as well as those of our active subsidiaries. However, no more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

     The credit facility contains negative covenants that restrict the Company's ability to borrow additional funds, pay dividends, sell assets except in the normal course of business and enter into other significant transactions.

     Under our credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

     As of December 31, 2001, we had $65.8 million outstanding under this facility and an additional $7.1 million of outstanding letters of credit leaving $77.1 million available to be drawn under the facility. Our

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES weighted average interest rate on our outstanding borrowings under this facility at December 31, 2001 was 4.1%.

     In conjunction with executing the $150 million senior secured revolving credit facility on February 14, 2001, OSI recognized an extraordinary charge, net of tax benefit, of $.78 million. In conjunction with executing amendments to a prior credit facility during 1999, OSI recognized an extraordinary charge of $.9 million. These extraordinary charges are due to the write-off of deferred financing costs related to OSI's credit facilities and the payment of prepayment penalties in 2001 of $.25 million.

     On March 3, 2000, OSI entered into an overdraft credit facility providing for borrowings totaling L5.0 million for UK operations. On June 22, 2001 OSI renewed this overdraft credit facility for its UK operations providing for borrowings totaling L3.5 million. Interest is payable quarterly at a margin of 1.90% per annum over the bank's variable base rate. All borrowings under this facility are payable on demand.

  Refinanced Debt Instruments

     On March 1, 2000, OSI entered into a new credit agreement (the 2000 Agreement) providing for borrowings totaling $25.9 million for US operations. From the proceeds of the initial borrowings, all U.S. borrowings under a prior credit agreement were repaid on March 1, 2000. The 2000 Agreement provided for $4.9 million of term advances and up to $21.0 million of borrowings on a revolving basis to OSI. The 2000 Agreement provided for the issuance of letters of credit, such issuance reducing the amount available for borrowing under the revolving portion of the facility. On March 1, 2000, $12.4 million was available to borrow under the revolving portion of the 2000 Agreement. The 2000 Agreement has a scheduled termination date of March 1, 2003. The term advances were payable in 59 monthly principal installments of $81,740 with the remainder due March 1, 2003. Borrowings under the 2000 Agreement carried variable interest rates payable monthly based upon prime, or eurodollar rate plus 2.25%, for the revolving loans and prime plus 0.25%, or eurodollar rate plus 2.5%, for the term loans. The commitment fee on the unused portion of the revolving facility was 0.375% per annum. The 2000 Agreement was secured by substantially all of OSI's assets and contains customary representations and warranties and events of default. The 2000 Agreement also required compliance with a number of affirmative, negative and financial covenants, including a limitation on the incurrence of indebtedness and a requirement that OSI maintain a specified net worth.

     OSI had subordinated notes payable to Hunting Oilfield Services (International), Ltd. (Hunting) totaling $10.9 million. Of the total, $10.4 million was due on May 17, 2001, and the remaining $0.5 million was due September 30, 2001. These notes carried an interest rate of 8.50%. Accrued interest was payable on March 31 of each year; however, interest payments were only required to be made if specified cumulative EBITDA thresholds were met. OSI did not meet such EBITDA thresholds for 1999 and 2000. As of December 31, 2000, interest of $1.8 million had been accrued but not paid. These instruments were paid in full during 2001.

     On July 31, 1997, OSI issued subordinated promissory notes totaling $7.0 million payable to the stockholders of an acquired company. Principal of $2.0 million was paid on July 31, 2000, with $2.0 million due on July 31, 2001, and $3.0 million due on July 31, 2002. These notes carried an interest rate of 8.0% with interest payable on July 31 of each year, beginning July 31, 1998. These notes were paid in full during 2001.

     On February 28, 1998, OSI issued subordinated promissory notes totaling $7.5 million payable to former SVI stockholders in conjunction with the SVI acquisition. Principal on these notes was payable in the amounts of $0.5 million on February 28, 2001, $1.5 million on August 31, 2001, $1.5 million on February 2002, $1.5 million on August 31, 2002 and $1.5 million on February 28, 2003. Payments of $.95 million had been made as of December 31, 2000. These notes carried an interest rate of 8.0% with interest payable on the last day of February 1999 and 2000, and on each payment date thereafter. These notes were paid in full during 2001.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

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

     On December 31, 1998, OSI declared a dividend in the form of a subordinated note payable to SCF III, acting as agent for all of the common stockholders of OSI, in the amount of $25.0 million. Principal and accrued interest at 6.0% was due on December 31, 2005. A portion of this debt was converted to common stock on February 14, 2001 with the remainder paid in cash.

     On July 5, 2000, PTI signed an Amended and Restated Credit Agreement (PTI Amended Agreement) that included a revolving operating credit facility with Canadian banks. A portion of the facility was designated as the overdraft facility and the remainder of the facility was restricted by a margin limit based on the level of trade accounts receivable and inventories. Amounts outstanding under this facility were $1.8 million as of December 31, 2000. This facility was available to the Company through direct advances, subject to the limits, and at the interest rates as described.

                                                                      2000
                                                             -----------------------
Applicable interest rates:
  Canadian prime based rate................................  7.50% + (0.00% - 0.50)%
  Bankers' acceptances based rate..........................  5.80% + (1.00% - 1.50)%

     Under the PTI Amended Agreement, the scheduled loan repayments on the term revolving facility bank loan consist of quarterly installments of $0.8 million, with payment commencing on August 31, 2000. The unused portion of this facility was $8.2 million at December 31, 2000. Amounts drawn against the term revolving facility were available through direct advances and bankers' acceptances. The interest rate depends on the ratio of PTI's total debt to its earnings before interest, taxes, depreciation and amortization for the preceding 12 months and ranges from the Canadian prime rate of 7.50% at December 31, 2000 plus 0.50% to 1.00% for direct advances, and market rate of 5.80% at December 31, 2000 plus stamping fees of 1.50% to 2.00% for bankers' acceptances.

     On August 16, 2000, PTI replaced a prior U.S. revolving credit facility with a new credit agreement (PTI U.S. Credit Agreement), which included a $2.0 million revolving line of credit facility and a $2.0 million non-revolving line of credit facility. The PTI U.S. Credit Agreement was with the same bank with applicable U.S. interest rates being prime based (at December 31, 2000, 9.50% +/- 0.25%) or LIBOR based (at December 31, 2000, 6.80% + 1.75% to 2.50%). At
December 31, 2000, $1.6 million was drawn under this revolving line of credit facility.

     On August 16, 2000, under the PTI U.S. Credit Agreement, a term loan was replaced by a $6.5 million term loan facility. The scheduled loan repayments consist of monthly installments of $0.1 million, from September 1, 2000 through February 1, 2005, at which time the remaining balance is due. This debt was repaid on February 14, 2001. This loan bore interest at United States prime (at December 31, 2000, 9.50% +/- 0.25%) or LIBOR (at December 31, 2000, 6.80% +
1.75% to 2.50%). Collateral provided against the operating credit facility and term revolving facility is a general security agreement, a fixed and floating charge debenture on the assets of PTI, pledge of all shares directly held in the capital stock of subsidiaries, joint and several guarantees from subsidiaries, assignment of accounts receivable, postponement of claims by the shareholders and assignment of insurance proceeds.

     In connection with an acquisition, PTI issued a promissory note in the amount of $3.5 million, repayable in three equal annual installments commencing June 16, 1999. This note was repaid during the year ended December 31, 2001. The previous term loan incurred interest at 7.50%, and was repayable monthly over three

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES years, commencing June 1999, with annual payments of $0.3 million. Certain assets in the US are provided as collateral. On December 7, 2000, an additional term loan under the PTI U.S. Credit Agreement was established for $1.0 million with repayment scheduled for March 7, 2001. This loan bears interest at the bank's prime (at December 31, 2000, 9.50%). Collateral provided is a first charge on specified U.S. assets. Certain assets in the US are provided as collateral.

     Amounts owed the bank in previous years by HWC were secured by substantially all the assets of HWC. Each of HWC's subsidiaries as well as HWC were guarantors under those bank credit agreements. The bank credit agreement contained financial and other covenants that, among other things, restricted the amount of dividends HWC could pay and the amount of debt HWC could incur. HWC was required to pay an unused commitment fee ranging from 0.25% to 0.5% per annum of the amount of the unused commitment from the bank line of credit.

7.  POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

     The Company provides healthcare and other insurance benefits for approximately 650 eligible retired employees. This plan is no longer available to current employees. The healthcare plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums, and co-payment requirements.

                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Changes in accumulated postretirement benefit obligation:
  Benefit obligation at beginning of year...................  $ 9,058    $ 9,973
  Interest cost on accumulated postretirement benefit
     obligation.............................................      618        849
  Benefits paid.............................................   (1,100)    (1,299)
  Actuarial (gain) loss.....................................   (1,420)     1,154
  Settlement of life benefits...............................       --     (1,619)
                                                              -------    -------
Benefit obligation at end of year...........................  $ 7,156    $ 9,058
                                                              =======    =======

                                                              2001    2000     1999
                                                              ----   -------   ----
                                                                 (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost, benefits earned during the period...........  $ --   $    --   $ 24
  Interest cost on accumulated postretirement benefit
     obligation.............................................   618       849    615
  Amortization of net loss (gain)...........................   (16)       51     --
  Amortization of prior service cost........................    79        78     10
  Gain due to settlement of life benefits...................    --    (1,720)    --
                                                              ----   -------   ----
Total net periodic benefit cost (benefit)...................  $681   $  (742)  $649
                                                              ====   =======   ====

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                               2001       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees and dependent spouses............................  $ 6,607    $ 8,337
  Other plan participants...................................      549        721
                                                              -------    -------
  Total accumulated postretirement benefit obligation.......    7,156      9,058
  Unrecognized prior service cost...........................     (775)      (855)
  Unrecognized net gain (loss)..............................      289     (1,204)
                                                              -------    -------
          Total liability included in the consolidated and
            combined balance sheets.........................    6,670      6,999
Less: Current portion.......................................   (1,100)    (1,100)
                                                              -------    -------
          Noncurrent liability..............................  $ 5,570    $ 5,899
                                                              =======    =======

     The healthcare plans are not funded, and the Company's policy is to pay these benefits as they are incurred.

     In 2000, the Company amended the postretirement plan, which resulted in a $1.6 million benefit obligation reduction. This amount was credited to expense in the fourth quarter of 2000.

     The accumulated benefit obligation was determined under an actuarial assumption using a healthcare cost trend rate of 7.5% for medical and 11.25% for prescription drugs in 2001, gradually declining to approximately 5% in the year 2009 and thereafter over the projected payout period of the benefits. The accumulated benefit obligations were determined using an assumed discount rate of 7.25% and 7.50% at December 31, 2001 and 2000, respectively. Under the plan's provisions, the Company's prescription costs are capped at annual benefit limits. Retirees are assumed to pay the portion of future prescription costs above the capped limit.

     A one percentage-point increase or decrease in the assumed healthcare cost trend rates would be immaterial to the accumulated postretirement benefit obligation and net periodic benefit cost at December 31, 2001.

8.  RETIREMENT PLANS

     Prior to January 2002, the Company sponsored a number of defined contribution plans. Effective in January 2002, the Company merged its domestic defined contribution plans into a single plan sponsored by Oil States. Participation in these plans is available to substantially all employees.

     The Company recognized expense of $1.7 million, $1.7 million and $2.2 million related to its various defined contribution plans during the years ended December 31, 2001, 2000 and 1999, respectively.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

9.  REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock outstanding as of December 31, 2001 and 2000, is as follows (dollar amounts in thousands):

                                                          SHARES
                                                        OUTSTANDING    2001      2000
                                                        -----------   -------   -------
OSI
Series A Cumulative Preferred Stock...................    143,000     $    --   $14,300
Series A Exchangeable Cumulative Preferred Stock......     20,000          --     2,000
Series B Exchangeable Cumulative Preferred Stock......     38,500          --     3,850
HWC
Series A Convertible Preferred Stock..................      2,145          --     2,322
Series B Convertible Preferred Stock..................      2,717          --     2,821
                                                                      -------   -------
                                                                      $    --   $25,293
                                                                      =======   =======

  Series A Cumulative Preferred Stock

     As of December 31, 2000, OSI had 143,000 shares of Series A Cumulative Preferred Stock (Series A Preferred Stock), issued and outstanding with a par value of $100 per share. The stock was issued to LTV Corporation (LTV) in conjunction with the acquisition of OSI (formerly Continental Emsco Company) in 1995. Holders of the Series A Preferred Stock were entitled to cumulative quarterly dividends which commenced on September 15, 1995, at the annual rate of 7.0% ($7.00 per share). As of December 31, 2000, dividends of $.07 million had been accrued but not paid. The holders of Series A Preferred Stock were not entitled to vote, except as specified in the Series A Preferred Stock designation. OSI or the holders of the Series A Preferred Stock could, at either party's option, redeem all or any part of the Series A Preferred Stock at $100 per share (plus accrued and unpaid dividends), commencing September 15, 2000. On July 21, 2000, OSI obtained a waiver from LTV whereby LTV waived its rights to the optional redemption on September 15, 2000. LTV could request redemption at the earlier of April 30, 2001 or after completion of a registered public offering. Dividends increased from 7% to 12% effective as of September 15, 2001 as consideration for LTV executing the waiver. This preferred stock and accrued dividends were paid in full in February 2001 with the proceeds received in the Offering (See Note 2).

  SERIES A EXCHANGEABLE CUMULATIVE PREFERRED STOCK

     On July 15, 1997, OSI issued 45,000 shares of preferred stock having a par value of $0.0001 per share, in connection with the acquisition of HydroTech. These shares, designated as Series A Exchangeable Cumulative Preferred Stock (Series A Exchangeable Preferred Stock), had a liquidation value of $100 per share, plus any accrued and unpaid dividends, less any amounts due from former HydroTech stockholders. The acquisition agreement with HydroTech provided that 25,000 shares of the Series A Exchangeable Preferred Stock be placed in escrow and be released in accordance with earn-out requirements specified in the acquisition agreement. Holders of the Series A Exchangeable Preferred Stock were entitled to cumulative annual dividends commencing on July 15, 1998, at the annual rate of 7.0% ($7.00 per share). As of December 31, 2000, dividends of $.2 million had been accrued but not paid. Each share of Series A Exchangeable Preferred Stock was exchangeable, prior to July 15, 2002, into a number of shares of OSI's Class A common stock determined by dividing the liquidation value as of the conversion date by the exchange price. The exchange price was defined as $15.00 plus 80% times the excess of the fair market value of OSI's common stock on the date of exchange over $15.00. All unexchanged shares of Series A Exchangeable Preferred Stock outstanding on July 15, 2002 would automatically be redeemed at a redemption price equal to liquidation value. OSI also has the option, upon the occurrence of events specified in the Series A

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

Exchangeable Preferred Stock certificate of designation, to redeem all or any portion of the Series A Exchangeable Preferred Stock at a redemption price equal to liquidation value. The holders of Series A Exchangeable Preferred Stock were not entitled to vote. During 1998, OSI purchased 25,000 shares, placed in escrow for $0.01 per share, in accordance with the provisions of the acquisition agreement as HydroTech failed to meet the specified earn-out requirements. The difference of $2.5 million was treated as a reduction in goodwill. This preferred stock and accrued dividends were paid in full in February 2001 with the proceeds received in the Offering (See Note 2).

  Series B Exchangeable Cumulative Preferred Stock

     On July 15, 1997, OSI issued 38,500 shares of preferred stock having a par value of $0.0001 per share in connection with the acquisition of HydroTech. These shares, designated as Series B Exchangeable Cumulative Preferred Stock (Series B Exchangeable Preferred Stock), had a liquidation value of $100 per share, plus any accrued and unpaid dividends, less any amounts due from former HydroTech stockholders. Holders of the Series B Exchangeable Preferred Stock were entitled to cumulative annual dividends commencing on July 15, 1998, at the annual rate of 3.1% ($3.10 per share). As of December 31, 2000, dividends of $.17 million had been accrued but not paid. Each share of Series B Exchangeable Preferred Stock was exchangeable, prior to July 15, 2004, into a number of shares of OSI's Class A common stock determined by dividing the liquidation value as of the conversion date by the exchange price of $12.80 per share. All unexchanged shares of Series B Exchangeable Preferred Stock outstanding on July 15, 2004 would automatically be redeemed at a redemption price equal to liquidation value. OSI also has the option, upon the occurrence of events specified in the Series B Exchangeable Preferred Stock certificate of designation, to redeem all or any portion of the Series B Exchangeable Preferred Stock at a redemption price equal to liquidation value. The holders of Series B Exchangeable Preferred Stock were not entitled to vote. This preferred stock and accrued dividends were paid in full in February 2001 with the proceeds received in the Offering (See Note 2).

  Series A Redeemable Convertible Preferred Stock

     In connection with the 1999 acquisition of C&H, HWC issued 2,145 shares of a new Series A class of redeemable convertible preferred stock (Redeemable Series A Preferred Stock). The shares were redeemable with a liquidation preference of $1,000 per share. The preferred shares accrued dividends at the rate of 6.5% per annum. HWC accrued the cumulative unpaid dividends totaling $.18 million at December 31, 2000. The Redeemable Series A Preferred Stock shall be redeemed as a whole by HWC on March 31, 2004, at a redemption price of $1,000 per share, plus all accrued and unpaid dividends to the date of the redemption. The holders of the Redeemable Series A Preferred Stock had the right to convert, at any time, all or any shares into common stock of HWC based on the liquidation value of the preferred stock, including accrued but unpaid dividends, on such date based upon pre-established formulas defined in the agreement. This preferred stock and accrued dividends were converted into common stock in February 2001 (See Note 2).

  Series B Redeemable Convertible Preferred Stock

     In connection with the 1999 acquisition of two unrelated companies, HWC issued 2,650 shares of a new Series B class of redeemable convertible preferred stock (Redeemable Series B Preferred Stock). The shares were redeemable with a liquidation preference of $1,000 per share. The preferred shares accrued dividends at the rate of 6.5% per annum. HWC accrued the cumulative unpaid dividends totaling $.1 million at December 31, 2000. The Redeemable Series B Preferred Stock shall be redeemed as a whole by HWC on October 30, 2004, at a redemption price of $1,000 per share, plus all accrued and unpaid dividends to the date of the redemption. The holders of the Redeemable Series B Preferred Stock had the right to convert, at any time, all or any shares into common stock of HWC based on the liquidation value of the preferred stock, including accrued but unpaid dividends, on such date based upon pre-established formulas defined in the

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES agreement. This preferred stock and accrued dividends were converted into common stock in February 2001 (See Note 2).

10.  CONVERTIBLE PREFERRED STOCK

     On July 31, 1997, OSI issued 16,250 shares of preferred stock, having a par value of $0.0001 per share, in connection with the acquisition of SMATCO. These shares, designated as Series A Convertible Cumulative Preferred Stock (Convertible Preferred Stock), had a liquidation value of $100 per share, plus any accrued and unpaid dividends. Holders of the Convertible Preferred Stock are entitled to cumulative annual dividends commencing on July 31, 1998, at the annual rate of 3.0% ($3.00 per share). As of December 31, 2000, dividends of $.07 million had been accrued but not paid. Each share of Convertible Preferred Stock was convertible into a number of shares of OSI's Class A common stock determined by dividing the liquidation value as of the conversion date by the conversion price of $15.00 per share. Conversion was optional, prior to August 1, 2002, subject to the occurrence of events specified in the Convertible Preferred Stock certificate of designation. On August 1, 2002, each share of Convertible Preferred Stock outstanding would automatically convert as described above. Upon the occurrence of events specified in the Convertible Preferred Stock certificate of designation, OSI had the option to redeem all or any portion of unconverted Convertible Preferred Stock at liquidation value. The holders of Convertible Preferred Stock were not entitled to vote. This preferred stock and accrued dividends were paid in full in February 2001 with the proceeds received in the Offering (See Note 2).

11.  INCOME TAXES

     Consolidated pre-tax income (loss) from continuing operations for the years ended December 31, 2001, 2000 and 1999 consists of the following (in thousands):

                                                          2001      2000       1999
                                                         -------   -------   --------
US operations..........................................  $21,899   $(2,915)  $(13,808)
Foreign operations.....................................   25,211    19,387     10,913
                                                         -------   -------   --------
  Total................................................  $47,110   $16,472   $ (2,895)
                                                         =======   =======   ========

     The components of the income tax provision for continuing operations before extraordinary items for the years ended December 31, 2001, 2000 and 1999 consist of the following (in thousands):

                                                            2001      2000      1999
                                                          --------   -------   ------
Current:
  Federal...............................................  $  2,451   $ 2,085   $1,009
  State.................................................     1,450        54      (65)
  Foreign...............................................     9,657     9,523    4,229
                                                          --------   -------   ------
                                                            13,558    11,662    5,173
                                                          --------   -------   ------
Deferred:
  Federal...............................................   (12,153)     (839)    (940)
  State.................................................      (209)       --       --
  Foreign...............................................       858       (47)     421
                                                          --------   -------   ------
                                                           (11,504)     (886)    (519)
                                                          --------   -------   ------
     Total Provision....................................  $  2,054   $10,776   $4,654
                                                          ========   =======   ======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The provision for taxes for continuing operations, before extraordinary items, differs from an amount computed at statutory rates as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                            2001      2000      1999
                                                          --------   -------   ------
Federal tax expense (benefit) at statutory rates........  $ 16,490   $ 5,600   $ (984)
Foreign income tax rate differential....................     2,472       517      151
Reduced foreign tax rates...............................        --     1,183      480
Nondeductible expenses..................................     2,867     1,670    1,550
Foreign distributions...................................     6,650        --       --
Net operating loss (utilized) not benefited.............        --      (187)   2,741
State tax expense (benefit), net of federal benefits....     1,296      (161)    (121)
Manufacturing and processing profits deduction..........      (782)     (620)    (295)
Adjustment of valuation allowance.......................   (26,939)    2,876    1,279
Other, net..............................................        --      (102)    (147)
                                                          --------   -------   ------
  Net income tax provision..............................  $  2,054   $10,776   $4,654
                                                          ========   =======   ======

     The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets
  Net operating loss carryforward...........................  $ 31,913   $ 46,909
  Allowance for doubtful accounts...........................       547        453
  Inventory.................................................     1,330        961
  Employee benefits.........................................     3,408      2,407
  Depreciation..............................................     1,531        924
  Other, net................................................     5,230      6,005
                                                              --------   --------
  Total deferred tax assets.................................    43,959     57,659
  Less: valuation allowance.................................   (28,104)   (55,043)
                                                              --------   --------
  Net deferred tax assets...................................    15,855      2,616
                                                              --------   --------
Deferred tax liabilities
  Depreciation..............................................   (22,901)   (22,232)
  Other intangibles.........................................        --       (182)
  Inventories...............................................      (185)      (369)
  Other.....................................................    (1,205)      (179)
                                                              --------   --------
          Total deferred tax liabilities....................   (24,291)   (22,962)
                                                              --------   --------
          Net deferred tax (liabilities)....................  $ (8,436)  $(20,346)
                                                              ========   ========

     For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $93.7 million for regular income taxes that will expire in the years 2005 through 2020. A portion of the Company's net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Based on these limitations, the years the carryforwards expire, and the uncertainty in achieving levels of taxable income required for their utilization, the Company has provided a valuation allowance on a portion of these carryforwards. The Company has federal alternative minimum tax net operating loss carryforwards of $75.2 million, which will expire in the years 2005 through 2020.

     Appropriate US and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES earnings of foreign subsidiaries that the company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $30.1 million at December 31, 2001. The company anticipates that there would be no material incremental US tax due on the unremitted foreign earnings, if ever repatriated, as any additional US Tax should be offset in whole or in part by foreign tax credits.

     A portion of the deferred tax assets associated with property, plant and equipment and net operating loss carryforwards relates to our Canadian subsidiary's Chilean operation. Because these deferred tax assets can only be realized against income earned in Chile, a valuation allowance has been provided. The operating loss carryforwards of approximately $2.9 million are available to reduce future years taxable income, with no expiration date.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended December 31, 2001, 2000 and 1999, for interest and income taxes was as follows (in thousands):

                                                            2001      2000     1999
                                                           -------   ------   -------
Interest.................................................  $12,366   $7,828   $11,610
Income taxes, net of refunds.............................  $12,736   $9,187   $ 8,107

     Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999, are summarized as follows (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Fair value of assets acquired and goodwill..............  $ 7,766   $ 4,500   $14,945
Liabilities assumed.....................................   (1,795)       --    (2,168)
Noncash consideration...................................       --    (1,000)   (5,522)
Less: cash acquired.....................................     (852)       --       (38)
                                                          -------   -------   -------
Cash used in acquisition of businesses..................  $ 5,119   $ 3,500   $ 7,217
                                                          =======   =======   =======

     Other noncash transactions included the receipt of noncash consideration in 1999 for businesses sold by OSI totaling $57.4 million.

13. COMMITMENTS AND CONTINGENCIES

     The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

     Minimum future operating lease obligations in effect at December 31, 2001, are as follows (in thousands):

                                                               OPERATING
                                                                LEASES
                                                               ---------
2002........................................................    $ 3,897
2003........................................................      3,153
2004........................................................      2,233
2005........................................................      1,800
2006........................................................        772
Thereafter..................................................      3,055
                                                                -------
          Total.............................................    $14,910
                                                                =======

     Rental expense under operating leases was $3.9 million, $3.0 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

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

     The Company is aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Since September 30, 2001, subsidiaries of the Company have been named as defendants in two cases by plaintiffs seeking damages, including punitive damages, alleging that our subsidiaries have responsibility for two individuals developing mesothelioma as a result of exposure to asbestos. Although these are the only cases that management is aware that are pending or threatened against the Company or its subsidiaries involving allegations relating to asbestos exposure, there can be no assurance that other asbestos related claims will not be made. Based on management's preliminary investigation, management does not believe that these two cases or future claims relating to asbestos exposure will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

14. RELATED-PARTY TRANSACTIONS

     The Company incurred legal fees totaling $.24 million in 2001 for services rendered by a law firm in connection with a possible acquisition of a company. A member of our Board of Directors is a partner with that law firm. No transaction resulted from the acquisition effort.

     The company currently rents land and buildings from an officer of the Company and pays a monthly rent of $5,100. Such officer was the previous owner of a business acquired by Oil States.

     L. E. Simmons & Associates Incorporated, from time to time, has served as financial advisor to the Company as it explored opportunities for mergers, acquisitions or divestitures. Professional advisory fees and out-of-pocket expenses totaling approximately $.08 million and $.12 million were paid to L. E. Simmons & Associates, Incorporated, in 2000 and 1999, respectively.

     On December 31, 1998, OSI declared a $25.0 million dividend in the form of a subordinated note payable to SCF III, acting as agent for all common stockholders of OSI (See Note 6).

     HWC paid consulting fees of approximately $.4 million in 1999 to three former owners of Hydraulic Well Control, Inc., one of which was a board member of HWC.

15.  STOCK-BASED COMPENSATION

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

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES each option. The Company is authorized to grant 3,700,000 stock options under the 2001 Equity Participation Plan (the Stock Option Plan) to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the Company's compensation committee. As the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings per share at December 31, 2001, 2000 and 1999, would have been as follows (in thousands, except per share amounts):

                                                           2001      2000      1999
                                                          -------   ------   --------
Net income (loss):
  As reported...........................................  $42,676   $1,448   $(14,282)
  Pro forma.............................................   41,136      836    (14,357)
Pro forma income (loss) per share:
  Basic.................................................  $   .91   $  .02   $  (0.63)
  Diluted...............................................      .89      .02      (0.63)

                                                                  STOCK OPTION PLAN
                                                              --------------------------
                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Balance at December 31, 1998................................  1,020,873       $10.05
  Granted...................................................    114,795         6.13
  Exercised.................................................    (85,880)        6.27
  Forfeited.................................................   (288,835)       14.03
                                                              ---------
Balance at December 31, 1999................................    760,953         8.37
  Granted...................................................    118,377         8.95
  Exercised.................................................    (14,562)        8.65
  Forfeited.................................................    (27,897)       12.36
                                                              ---------
Balance at December 31, 2000................................    836,871         8.31
  Granted...................................................  1,389,060         8.02
  Exercised.................................................    (75,820)        5.94
  Forfeited.................................................    (94,619)        7.95
                                                              ---------
Balance at December 31, 2001................................  2,055,492         8.24
                                                              =========
Exercisable at December 31, 1999............................    294,679         8.93
Exercisable at December 31, 2000............................    435,616         8.64
Exercisable at December 31, 2001............................    717,533         7.98

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes information for stock options outstanding at December 31, 2001:

OPTIONS OUTSTANDING                                                           OPTIONS EXERCISABLE
--------------------------------------------------------------------       --------------------------
                                           WEIGHTED
                          NUMBER            AVERAGE         WEIGHTED         NUMBER          WEIGHTED
                        OUTSTANDING        REMAINING        AVERAGE        EXERCISABLE       AVERAGE
RANGE OF                   AS OF          CONTRACTUAL       EXERCISE          AS OF          EXERCISE
EXERCISE PRICES         12/31/2001           LIFE            PRICE         12/31/2001         PRICE
---------------         -----------       -----------       --------       -----------       --------
 $5.6659 -  $5.7686        732,111           2.88           $ 5.7247         471,401         $ 5.7299
 $6.2700 -  $6.5432        113,772           3.17           $ 6.3606          96,995         $ 6.3290
 $8.1790 -  $8.6529        238,008           7.66           $ 8.3874          55,796         $ 8.4927
 $9.0000 -  $9.8148        838,866           8.98           $ 9.0183              --         $     --
$11.4506 - $19.8000        112,733           2.52           $16.4277          75,003         $18.5200
$30.0000 - $30.0000         20,002           3.46           $30.0000          18,338         $30.0000
                         ---------           ----           --------         -------         --------
 $5.6659 - $30.0000      2,055,492           5.93           $ 8.2356         717,533         $ 7.9829

     At December 31, 2001, 1,468,688 options were available for future grant under the Stock Option Plan.

     The weighted average fair values of options granted during 2001, 2000, and 1999 were $5.48, $1.98, and $1.66 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 5.0%, 4.9%, and 6.3%, no expected dividend yield, expected lives of 8.3, 5.3, and 5.6 years, and an expected volatility of 45%, 0% and 0%.

     In February 2001, the Company granted a restricted stock award totaling 100,000 shares. The total value of this award at award date ($.9 million) is being amortized as compensation expense over its three-year vesting period.

16.  DISCONTINUED OPERATIONS

     On May 28, 1999, in one transaction, CE Distribution sold all of its distribution net assets for two senior subordinated notes receivable totaling $30.0 million, and OSI sold its 51.8% investment in CE Franklin for marketable securities with a fair market value of $24.7 million on the date of sale. The combined transaction resulted in a loss on sale of approximately $17.2 million, net of income tax benefit of $.19 million. Included in the loss on sale is a provision for operating losses of $12.4 million, net of income tax benefit of $.8 million, recorded during the phaseout period. In June 1999, one of the senior subordinated notes in the amount of $14.5 million, plus accrued interest at LIBOR plus 2.75%, was paid in full. In July 1999, the second senior subordinated note in the amount of $15.5 million, plus accrued interest at LIBOR plus 2.75%, was paid in full. Subsequent to May 28, 1999, all of the marketable securities were sold at a loss of $.33 million. On June 21, 2000, OSI returned $1.8 million of the purchase price to the buyer for indemnification of specified post-closing liabilities. Additional adjustments to the purchase price are possible and management believes the amounts accrued are adequate to cover any exposure.

     On May 28, 1999, in a separate transaction, CE Distribution sold all of its "oil country tubular" related assets to Sooner for cash of $7.4 million and $2.0 million of noncash consideration for the cancellation of the subordinated promissory note discussed in Note 6, resulting in a loss on sale of $.7 million. As a result of the above-mentioned transactions, CE Distribution ceased operations in 1999.

     On July 7, 1999, CE Drilling sold all of its operating net assets, which included the net assets of CE Mobile, for $65.0 million in cash resulting in a loss on sale of $4.9 million, net of income tax expense of $.07 million. Included in the loss on sale is operating income of $.26 million, net of income tax expense of $.01 million, recorded during the phase out period. The purchase price was subject to adjustments as defined in the agreement. During 1999, an additional accrual of $5.7 million, net of income tax expense of

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

$.22 million, was recorded primarily to accrue for a revision of the purchase price. On April 17, 2000, OSI settled the purchase price adjustment and returned $6.9 million of the purchase price to the buyer; however, there are some outstanding claims which remain to be settled and management believes the amounts accrued are adequate to cover any exposure. As a result of the above-mentioned transaction, CE Drilling and CE Mobile ceased operations in 1999.

     The results of CE Distribution, CE Franklin, CE Drilling, and CE Mobile are shown as discontinued operations. Components of amounts reflected in the accompanying combined statements of operations and cash flows as of and for the year ended December 31, 1999 is presented in the following table (in thousands):

                                                                 1999
                                                               --------
Operations data:
  Revenues..................................................   $141,489
  Costs and expenses........................................    147,385
                                                               --------
  Operating (loss) income...................................     (5,896)
Interest expense............................................      2,371
Other expense...............................................      4,710
Income tax (benefit) expense................................       (793)
Amount reserved in 1998 for 1999 losses.....................    (12,184)
                                                               --------
Income from discontinued operations.........................   $     --
                                                               ========
Cash flow data:
  Cash flows from operations................................   $(12,251)
  Cash flows from investing activities......................   $     --
  Cash flows from financing activities......................      8,092
                                                               --------
Net cash used in discontinued operations....................   $ (4,159)
                                                               ========

17. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Offshore Products, Wellsite Services and Tubular Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

     Financial information by industry segment for each of the three years ended December 31, 2001, 2000 and 1999, is summarized in the following table in thousands. The Company evaluates performance and allocates resources based on EBITDA as defined, which is calculated as operating income adding back depreciation and amortization. Calculations of EBITDA as defined should not be viewed as a substitute to calculations under accounting principles generally accepted in the US, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. The

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                    CORPORATE
                                  OFFSHORE   WELLSITE   TUBULAR        AND
                                  PRODUCTS   SERVICES   SERVICES   ELIMINATIONS    TOTAL
                                  --------   --------   --------   ------------   --------
2001
  Revenues from unaffiliated
     customers..................  $129,349   $239,777   $302,079     $    --      $671,205
                                  ========   ========   ========     =======      ========
  EBITDA as defined.............    13,008     63,931     12,242      (5,446)       83,735
  Depreciation and
     amortization...............     6,420     16,522      1,786       3,311        28,039
                                  --------   --------   --------     -------      --------
  Operating income (loss).......     6,588     47,409     10,456      (8,757)       55,696
                                  ========   ========   ========     =======      ========
  Capital expenditures..........     4,708     24,131        732         100        29,671
                                  ========   ========   ========     =======      ========
  Total assets..................   136,527    241,621    148,491       3,244       529,883
                                  ========   ========   ========     =======      ========
2000
  Revenues from unaffiliated
     customers..................  $114,594   $189,955   $     --     $    --      $304,549
                                  ========   ========   ========     =======      ========
  EBITDA as defined.............     4,946     45,514         --      (1,259)       49,201
  Depreciation and
     amortization...............     6,568     14,740         --           6        21,314
                                  --------   --------   --------     -------      --------
  Operating (loss) income.......    (1,622)    30,774         --      (1,265)       27,887
                                  ========   ========   ========     =======      ========
  Capital expenditures..........     2,476     18,907         --          --        21,383
                                  ========   ========   ========     =======      ========
  Total assets..................   140,846    208,641         --       4,031       353,518
                                  ========   ========   ========     =======      ========
1999
  Revenues from unaffiliated
     customers..................  $154,330   $112,780   $     --     $    --      $267,110
                                  ========   ========   ========     =======      ========
  EBITDA as defined.............     4,788     26,385         --          --        31,173
  Depreciation and
     amortization...............     7,476     12,799         --          --        20,275
                                  --------   --------   --------     -------      --------
  Operating income (loss).......    (2,688)    13,586         --          --        10,898
                                  ========   ========   ========     =======      ========
  Capital expenditures..........     2,638      8,659         --          --        11,297
                                  ========   ========   ========     =======      ========
     Total assets...............   157,718    197,826         --          --       355,544
                                  ========   ========   ========     =======      ========

     Financial information by geographic segment for each of the three years ended December 31, 2001, 2000 and 1999, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances and the net assets of discontinued operations.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     UNITED               UNITED     OTHER
                                     STATES     CANADA    KINGDOM   NON-US     TOTAL
                                    --------   --------   -------   -------   --------
2001
  Revenues from unaffiliated
     customers....................  $451,690   $108,685   $41,138   $69,692   $671,205
  Long-lived assets...............   279,783     19,144    17,698    10,637    327,262
2000
  Revenues from unaffiliated
     customers....................  $154,746   $101,624   $29,149   $19,030   $304,549
  Long-lived assets...............   170,105     52,200    19,162    13,373    254,840
1999
  Revenues from unaffiliated
     customers....................  $171,221   $ 56,221   $26,995   $12,673   $267,110
  Long-lived assets...............   160,748     56,408    21,455    11,048    249,659

     One customer in the year ended December 31, 2001 accounted for 6.4% of our revenues. No other customer accounted for more than 5% of our revenues in the periods presented.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for 2001, 2000 and 1999 as follows (in thousands, except per share amounts):

                                             FIRST       SECOND     THIRD       FOURTH
                                           QUARTER(1)   QUARTER    QUARTER    QUARTER(1)
                                           ----------   --------   --------   ----------
2001
  Revenues...............................  $  142,976(2) $175,333  $173,510    $179,386
  Gross profit*..........................      34,798     33,711     33,120      31,784
  Income from continuing operations......      11,814     10,261     10,302      11,083
  Extraordinary loss.....................        (784)        --         --          --
  Net income.............................      11,030     10,261     10,302      11,083
  Basic earnings per share:
     Continuing operations...............        0.32       0.21       0.21        0.23
     Extraordinary loss..................       (0.02)        --         --          --
     Net income..........................        0.30       0.21       0.21        0.23
  Diluted earnings per share:
     Continuing operations...............        0.31       0.21       0.21        0.23
     Extraordinary loss..................       (0.02)        --         --          --
     Net income..........................        0.29       0.21       0.21        0.23
2000
  Revenues...............................  $   88,227   $ 68,160   $ 67,525    $ 80,637
  Gross profit*..........................      28,204     17,535     18,904      22,305
  Net income (loss)......................       3,028     (1,840)    (1,071)      1,331
  Basic earnings (loss) per share........        0.12      (0.08)     (0.04)       0.05
  Diluted earnings (loss) per share......        0.11      (0.08)     (0.04)       0.05
1999
  Revenues...............................  $   71,314   $ 64,328   $ 63,658    $ 67,810
  Gross profit*..........................      19,729     14,815     17,688      15,013
  Loss from continuing operations........        (622)    (3,232)      (221)     (2,864)
  Loss from discontinued operations......          --       (701)        --      (5,715)
  Extraordinary loss.....................          --       (349)      (578)         --
  Net loss...............................        (622)    (4,282)      (799)     (8,579)
  Basic and diluted loss per share:
  Continuing operations..................       (0.03)     (0.14)     (0.01)      (0.12)
  Discontinued operations................          --      (0.03)        --       (0.25)
  Extraordinary loss.....................          --      (0.02)     (0.02)         --
  Net loss...............................       (0.03)     (0.19)     (0.03)      (0.37)

---------------

* Represents revenues less costs of sales.

(1) Our business in the Wellsite Services segment, particularly in Canada, is seasonal with the highest activity occurring in the winter months.

(2) Effective, February 14, 2001, the Company acquired Sooner and results of Sooner are included from acquisition date.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

19.  VALUATION ALLOWANCES

     Activity in the valuation accounts was as follows (in thousands):

                                  BALANCE AT   CHARGED TO                TRANSLATION   BALANCE AT
                                  BEGINNING    COSTS AND                 AND OTHER,      END OF
                                  OF PERIOD     EXPENSES    DEDUCTIONS       NET         PERIOD
                                  ----------   ----------   ----------   -----------   ----------
Year Ended December 31, 2001:
  Allowance for doubtful
     accounts receivable........    $2,155       $1,064      $   (729)      $243         $2,733
  Reserve for inventories.......     4,915        1,119          (740)       403          5,697
  Reserves related to
     discontinued operations....     6,512           --          (403)        --          6,109
Year Ended December 31, 2000:
  Allowance for doubtful
     accounts receivable........    $2,177       $  580      $   (558)      $(44)        $2,155
  Reserve for inventories.......     4,620          778          (447)       (36)         4,915
  Reserves related to
     discontinued operations....    17,529           --       (11,017)        --          6,512
Year Ended December 31, 1999:
  Allowance for doubtful
     accounts receivable........    $1,686       $1,121      $   (557)      $(73)        $2,177
  Reserve for inventories.......     4,554          773          (729)        22          4,620
  Provision for operating loss
     during phaseout period
     included in net assets of
     discontinued operations....    12,977           --       (12,977)        --             --
  Reserves related to
     discontinued operations....    13,511        4,000          (182)       200         17,529

                               INDEX TO EXHIBITS

        EXHIBIT
        -------
         3.1             -- Amended and Restated Certificate of Incorporation
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed with the Commission on March
                            30, 2001).
         3.2             -- Amended and Restated Bylaws (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
         3.3             -- Certificate of Designations of Special Preferred Voting
                            Stock of Oil States International, Inc. (incorporated by
                            reference to Exhibit 3.3 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 2000, as
                            filed with the Commission on March 30, 2001).
         4.1             -- Form of common stock certificate (incorporated by
                            reference to Exhibit 4.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
         4.2             -- Amended and Restated Registration Rights Agreement
                            (incorporated by reference to Exhibit 4.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 2000, as filed with the Commission on March
                            30, 2001).
        10.1             -- Combination Agreement dated as of July 31, 2000 by and
                            among Oil States International, Inc., HWC Energy
                            Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger
                            Sub-Sooner, Inc. and PTI Group Inc. (incorporated by
                            reference to Exhibit 10.1 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.2             -- Plan of Arrangement of PTI Group Inc. (incorporated by
                            reference to Exhibit 10.2 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 2000, as
                            filed with the Commission on March 30, 2001).
        10.3             -- Support Agreement between Oil States International, Inc.
                            and PTI Holdco (incorporated by reference to Exhibit 10.3
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 2000, as filed with the Commission on
                            March 30, 2001).
        10.4             -- Voting and Exchange Trust Agreement by and among Oil
                            States International, Inc., PTI Holdco and Montreal Trust
                            Company of Canada (incorporated by reference to Exhibit
                            10.4 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
        10.5**           -- 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 2000, as filed with
                            the Commission on March 30, 2001).
        10.6**           -- Form of Deferred Compensation Plan (incorporated by
                            reference to Exhibit 10.6 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.7**           -- Annual Incentive Compensation Plan (incorporated by
                            reference to Exhibit 10.7 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 2000, as
                            filed with the Commission on March 30, 2001).
        10.8**           -- Executive Agreement between Oil States International,
                            Inc. and Douglas E. Swanson (incorporated by reference to
                            Exhibit 10.8 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).

        EXHIBIT
        -------
        10.9**           -- Executive Agreement between Oil States International,
                            Inc. and Cindy B. Taylor (incorporated by Reference to
                            Exhibit 10.9 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 2000, as filed with the
                            Commission on March 30, 2001).
        10.10**          -- Form of Executive Agreements between Oil States
                            International, Inc. and Named Executive Officers (Messrs.
                            Hughes and Chaddick) (incorporated by reference to
                            Exhibit 10.10 of Oil States' Registration Statement No.
                            333-43400 on Form S-1).
        10.11**          -- Form of Change of Control Severance Plan for Selected
                            Members of Management (incorporated by reference to
                            Exhibit 10.11 of Oil States' Registration Statement No.
                            333-43400 on Form S-1).
        10.12            -- Credit Agreement among Oil States International, Inc.,
                            PTI Group Inc., the Lenders named therein, Credit Suisse
                            First Boston, Credit Suisse First Boston Canada, Hibernia
                            National Bank and Royal Bank of Canada (incorporated by
                            reference to Exhibit 10.12 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.13A**         -- Restricted Stock Agreement, dated February 8, 2001,
                            between Oil States International, Inc. and Douglas E.
                            Swanson (incorporated by reference to Exhibit 10.13A of
                            Oil States Report on Form 10Q filed May 15, 2001).
        10.13B**         -- Restricted Stock Agreement, dated February 22, 2001,
                            between Oil States International, Inc. and Douglas E.
                            Swanson (incorporated by reference to Exhibit 10.13B of
                            Oil States Report on Form 10Q filed May 15, 2001).
        10.14**          -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit 10.14 of Oil States' Registration
                            Statement No. 333-43400 on Form S-1).
        10.15**          -- Compensation Letter Agreement between HWC Energy
                            Services, Inc. and Jay Trahan (incorporated by reference
                            to Exhibit 10.15 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 2000, as filed with
                            the Commission on March 30, 2001).
        10.16*,**        -- Form of Executive Agreement between Oil States
                            International, Inc. and named Executive Officer (Mr.
                            Slator).
        16.1             -- Letter Regarding Change in Certifying Accountant
                            (incorporated by reference to Exhibit 16.1 of Oil States'
                            Registration Statement No. 333-43400 on Form S-1).
        21.1*            -- List of subsidiaries of the Company.
        23.1*            -- Consent of Ernst & Young LLP.
        23.2*            -- Consent of Pricewaterhousecoopers LLP.
        23.3*            -- Consent of Arthur Andersen LLP.
        24.1*            -- Powers of Attorney for Directors.

---------------

* Filed herewith

** Management contracts or compensatory plans or arrangements