Form 10-Q
period 2002-03-31
OIL STATES INTERNATIONAL INC
filed 2002-05-15
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ________________


                         Commission file number 1-16337

                                 ---------------

                         OIL STATES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                 76-0476605
      State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


 Three Allen Center, 333 Clay Street, Suite 3460,
                Houston, Texas                                77002
   (Address of principal executive offices)                 (Zip Code)


                                 (713) 652-0582
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES [X]      NO [ ]

The Registrant had 48,335,502 shares of common stock outstanding as of May 13, 2002.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX


                         Part I -- FINANCIAL INFORMATION

                                                                                                 PAGE NO.
                                                                                                 --------
Item 1.    Financial Statements:

           Consolidated and Combined Financial Statements
                 Unaudited Consolidated, Combined and Pro Forma Statements of Operations for
                   the Three Months Ended March 31, 2002 and 2001                                       3
                 Consolidated Balance Sheets -- March 31, 2002 (unaudited) and
                   December 31, 2001                                                                    4
                 Unaudited Consolidated and Combined Statements of Cash Flows for the Three
                   Months Ended March 31, 2002 and 2001                                                 5
           Notes to Unaudited Consolidated, Combined and Pro Forma Financial Statements             6 - 9

           Unaudited Pro Forma Consolidated and Combined Financial Statement                           10
                 Unaudited Pro Forma Consolidated and Combined Statement of Operations
                   for the Three Months Ended March 31, 2001                                           11
                 Notes to Unaudited Pro Forma Consolidated and Combined Financial Statement       12 - 13

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                           14 - 19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  19

                          Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           20

Item 2.    Changes in Securities and Use of Proceeds                                                   20

Item 3.    Default Upon Senior Securities                                                              20

Item 4.    Submission of Matters to a Vote of Security Holders                                         20

Item 5.    Other Information                                                                           20

Item 6.    Exhibits and Reports on Form 8-K                                                            20

                 (a) Index of Exhibits                                                            20 - 22

                 (b) Report on Form 8-K                                                                22

                 Signature Page                                                                        23


                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED, COMBINED AND PRO FORMA STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED MARCH 31, 2001
                                                           THREE MONTHS ENDED  ---------------------------------
                                                             MARCH 31, 2002                    CONSOLIDATED AND
                                                              CONSOLIDATED     PRO FORMA (1)       COMBINED
                                                              ------------     -------------       --------
 Revenues ..................................................   $ 150,600         $ 191,494         $ 142,977

 Costs and expenses:
   Cost of sales ...........................................     120,153           153,321           108,179
   Selling, general and administrative expenses ............      12,228            13,437            12,304
   Depreciation expense ....................................       5,233             5,058             4,996
   Amortization expense ....................................          75             1,960             1,368
   Other operating income ..................................        (283)             (135)             (135)
                                                               ---------         ---------         ---------
                                                                 137,406           173,641           126,712
                                                               ---------         ---------         ---------
 Operating income ..........................................      13,194            17,853            16,265

 Interest expense ..........................................      (1,047)           (2,970)           (3,228)
 Interest income ...........................................         108               316               294
 Other income ..............................................         314               264               264
                                                               ---------         ---------         ---------
 Income before income taxes, minority interest, and
   extraordinary item ......................................      12,569            15,463            13,595
 Income tax expense ........................................      (2,766)             (231)             (180)
 Minority interest in income of combined companies and
   consolidated subsidiaries ...............................           5                --            (1,600)
                                                               ---------         ---------         ---------
 Net income before extraordinary item ......................       9,808            15,232            11,815
 Extraordinary loss on debt restructuring, net of
   income taxes ............................................          --              (784)             (784)
                                                               ---------         ---------         ---------
 Net income ................................................       9,808            14,448            11,031
 Preferred dividends .......................................          --                --               (41)
                                                               ---------         ---------         ---------
 Net income attributable to common shares ..................   $   9,808         $  14,448         $  10,990
                                                               =========         =========         =========
 Basic earnings (loss) per share:
   Earnings per share before extraordinary item ............   $     .20         $     .32         $     .32
   Extraordinary loss on debt restructuring, net of
     income taxes ..........................................          --              (.02)             (.02)
   Basic net income per share ..............................         .20               .30               .30

 Diluted earnings (loss) per share:
   Earnings per share before extraordinary item ............   $     .20         $     .32         $     .31
   Extraordinary loss on debt restructuring, net of
     income taxes ..........................................          --              (.02)             (.02)
   Diluted net income per share ............................         .20               .30               .29

 Weighted average number of common shares outstanding:
   Basic ...................................................      48,233            48,156            36,418
   Diluted .................................................      48,637            48,634            38,337

(1) See detailed pro forma statement of income and related footnotes on pages 10 to 13 of this Form 10-Q.


                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     MARCH 31,       DECEMBER 31,
                            ASSETS                                     2002              2001
                                                                   -----------       ------------
                                                                   (UNAUDITED)
 Current assets:
   Cash and cash equivalents...............................         $   3,336          $  4,982
   Accounts receivable, net................................           104,036           116,790
   Inventories, net........................................            76,469            76,917
   Prepaid expenses and other current assets...............             4,427             3,932
                                                                    ---------          --------
     Total current assets..................................           188,268           202,621

 Property, plant, and equipment, net.......................           147,639           150,090
 Goodwill, net.............................................           172,991           172,235
 Other noncurrent assets...................................             5,439             4,937
                                                                    ---------          --------
      Total assets.........................................         $ 514,337          $529,883
                                                                    =========          ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued liabilities................         $  74,533          $ 83,528
   Income taxes............................................             3,906             4,267
   Current portion of long-term debt.......................               732             3,894
   Deferred revenue........................................             5,710             2,646
   Other current liabilities...............................             1,569               509
                                                                    ---------          --------
      Total current liabilities............................            86,450            94,844

   Long-term debt..........................................            57,722            73,939
   Deferred income taxes...................................             7,837             8,436
   Postretirement healthcare benefits......................             5,503             5,570
   Other liabilities.......................................             3,009             2,897
                                                                    ---------          --------
      Total liabilities....................................           160,521           185,686

 Stockholders' equity:
   Common stock............................................               483               483
   Additional paid-in capital..............................           326,143           326,031
   Retained (earnings).....................................            34,518            24,710
   Accumulated other comprehensive loss....................            (7,328)           (7,027)
                                                                    ---------          --------
      Total stockholders' equity...........................           353,816           344,197
                                                                    ---------          --------
      Total liabilities and stockholders' equity...........         $ 514,337          $529,883
                                                                    =========          ========

                 The accompanying notes are an integral part of
                          these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------
                                                                               2002              2001
                                                                           ------------     ----------------
                                                                           CONSOLIDATED     CONSOLIDATED AND
                                                                                                COMBINED
Cash flows from operating activities:
  Net income before extraordinary item ..................................     $  9,808         $ 11,815
  Adjustments to reconcile net income from continuing operations to net cash from operating activities:
    Minority interest, net of distributions .............................           (5)           1,600
    Depreciation and amortization .......................................        5,308            6,364
    Deferred income tax provision .......................................         (909)          (4,577)
    Other, net ..........................................................          813              257
    Changes in working capital ..........................................        7,169          (26,468)
                                                                              --------         --------
      Net cash flows provided by (used in) operating activities .........       22,184          (11,009)

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired ......................       (1,405)          (2,120)
  Capital expenditures ..................................................       (3,568)          (4,660)
  Proceeds from sale of equipment .......................................          573            2,425
  Cash acquired in Sooner acquisition ...................................           --            4,894
  Other, net ............................................................           32              (40)
                                                                              --------         --------
      Net cash flows provided by (used in) investing activities .........       (4,368)             499

Cash flows from financing activities:
  Borrowings/(repayments) under revolving credit facility ...............      (15,965)          19,953
  Debt repayments .......................................................       (3,559)         (64,038)
  Preferred stock dividends .............................................           --             (844)
  Proceeds from issuance of common stock ................................           15           84,200
  Repurchase of preferred stock .........................................           --          (21,775)
  Payment of offering and financing costs ...............................           --           (4,511)
  Other, net ............................................................          (43)          (1,665)
                                                                              --------         --------
      Net cash flows provided by (used in) financing activities .........      (19,552)          11,320

Effect of exchange rate changes on cash .................................          253             (102)
                                                                              --------         --------
Net increase in cash and cash equivalents from continuing operations ....       (1,483)             708
Net cash provided by (used in) discontinued operations ..................         (163)             155
Cash and cash equivalents, beginning of year ............................        4,982            4,821
                                                                              --------         --------
Cash and cash equivalents, end of period ................................     $  3,336         $  5,684
                                                                              ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED, COMBINED AND PRO FORMA
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Oil States International, Inc. (Oil States or the Company) and its consolidated subsidiaries since February 14, 2001. On February 14, 2001, the Company acquired the three companies (HWC Energy Services, Inc. - HWC; PTI Group, Inc. - PTI and Sooner Inc. - Sooner) previously reported in the Combined and Pro Forma financial statements presented herein. The combined financial statements include the activities of Oil States, HWC and PTI, collectively the Controlled Group for the period prior to February 14, 2001, utilizing reorganization accounting. The reorganization accounting method, which yields results similar to the pooling of interests method, has been used in the preparation of the combined financial statements of the Controlled Group (entities under common control of SCF-III L.P. (SCF-III), a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated, combined and pro forma financial statements.

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

   The financial statements included in this report should be read in conjunction with Oil States' audited financial statements and accompanying notes included in its 2001 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.       NEW ACCOUNTING PRONOUNCEMENT - GOODWILL AND OTHER INTANGIBLE ASSETS

   Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142 - "Goodwill and Other Intangible Assets" (FAS No.
142). In connection with the adoption of FAS No. 142, the Company ceased amortizing goodwill. Also, as required by this statement, the Company has completed its evaluation of goodwill for potential impairment. No provision for goodwill impairment was required based on the evaluation performed.

   Changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows (in thousands):

                                         OFFSHORE         WELLSITE           TUBULAR
                                         PRODUCTS         SERVICES          SERVICES          TOTAL
                                         --------         --------          --------          -----

Balance as of January 1, 2002           $  41,585         $  81,156         $  49,494        $ 172,235

Goodwill acquired                              --               808                --              808
Impairment losses                              --                --                --               --
Foreign currency translation and
   other changes                             (101)              (36)               85              (52)
                                        ---------         ---------         ---------        ---------

Balance as of March 31, 2002            $  41,484         $  81,928         $  49,579        $ 172,991
                                        =========         =========         =========        =========

   The following tables present what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill.

                                                                       FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------------------------
                                                         MARCH 31, 2002                   MARCH 31, 2001
                                                         --------------        -----------------------------------
                                                                  (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  CONSOLIDATED AND
                                                          CONSOLIDATED           PRO FORMA            COMBINED
                                                          ------------           ---------            --------
Reported net income before extraordinary item             $     9,808          $   15,232            $   11,815
Add:  Goodwill amortization                                        --               1,879                 1,288
                                                          -----------          ----------            ----------
Adjusted net income before extraordinary item             $     9,808          $   17,111            $   13,103
                                                          ===========          ==========            ==========

Basic earnings per share:
Reported net income before extraordinary item             $       .20          $      .32            $      .32
Goodwill amortization                                              --                 .04                   .04
                                                          -----------          ----------            ----------
Adjusted net income before extraordinary item             $       .20          $      .36            $      .36
                                                          ===========          ==========            ==========

Diluted earnings per share:
Reported net income before extraordinary item             $       .20          $      .32            $      .31
Goodwill amortization                                              --                 .03                   .03
                                                          -----------          ----------            ----------
Adjusted net income before extraordinary item             $       .20          $      .35            $      .34
                                                          ===========          ==========            ==========

3. INITIAL PUBLIC OFFERING, MERGER TRANSACTIONS AND REFINANCING

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

    Concurrent with the Offering, the Company acquired Sooner for $69.5 million. The Company exchanged 7,597,152 shares of its common stock for all of the outstanding common shares of Sooner. The Company accounted for the acquisition using the purchase method of accounting and recorded approximately $40 million in goodwill.

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

    In connection with the debt refinancing discussed above, the Company incurred prepayment penalties and wrote-off unamortized debt issue costs totaling $0.8 million which is reported as an extraordinary item.

4. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                                    MARCH 31,   DECEMBER 31,
                                                                                      2002          2001
                                                                                      ----          ----
         Accounts receivable:
            Trade........................................................          $  98,140      $115,726
            Unbilled revenue.............................................              6,708        2,674
            Other........................................................              1,381        1,123
            Allowance for doubtful accounts..............................             (2,193)      (2,733)
                                                                                   ---------      -------
                                                                                   $ 104,036      $116,790
                                                                                   =========      ========

                                                                                    MARCH 31,   DECEMBER 31,
                                                                                      2002         2001
                                                                                      ----         ----
Inventories:
   Tubular goods.........................................................          $  38,020      $41,882
   Other finished goods and purchased products...........................             17,689       20,024
   Work in process.......................................................             16,405       12,012
   Raw materials.........................................................              9,698        8,696
                                                                                   ---------      -------

    Total inventories....................................................             81,812       82,614
   Inventory reserves....................................................             (5,343)      (5,697)
                                                                                   ---------      -------
                                                                                   $  76,469      $76,917
                                                                                   =========      =======

                                                                   ESTIMATED       MARCH 31,   DECEMBER 31,
                                                                  USEFUL LIFE        2002         2001
                                                                  -----------        ----         ----
         Property, plant and equipment:
            Land.............................................                      $   4,157    $  4,163
            Buildings and leasehold improvements.............      2-50 years         28,396      27,505
            Machinery and equipment..........................      2-15 years        147,838     147,183
            Rental tools.....................................      3-10 years         25,852      24,876
            Office furniture and equipment...................      1-10 years         10,952      10,667
            Vehicles.........................................       2-5 years          5,669       6,197
            Construction in progress.........................                            300       1,033
                                                                                   ---------    --------

              Total property, plant and equipment............                        223,164     221,624
         Less: Accumulated depreciation......................                        (75,525)    (71,534)
                                                                                   ---------    --------
                                                                                   $ 147,639    $150,090
                                                                                   =========    ========

                                                                                   MARCH 31,   DECEMBER 31,
                                                                                     2002         2001
                                                                                     ----         ----
         Accounts payable and accrued liabilities:
            Trade accounts payable.......................................         $  48,431      $52,386
            Accrued compensation.........................................             6,610       10,317
            Accrued insurance............................................             3,392        3,498
            Accrued interest.............................................               243          248
            Accrued taxes, other than income taxes.......................             2,413        3,314
            Reserves related to discontinued operations, current portion.             4,862        4,976
            Postretirement healthcare benefits current portion...........             1,100        1,100
            Other........................................................             7,482        7,689
                                                                                  ---------      -------
                                                                                  $  74,533      $83,528
                                                                                  =========      =======

5. SEGMENT AND RELATED INFORMATION

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

    Financial information by industry segment for each of the three-month periods ended March 31, 2002 and 2001 is summarized in the following table (in thousands):

                                         OFFSHORE        WELLSITE         TUBULAR      CORPORATE AND
                                         PRODUCTS        SERVICES         SERVICES      ELIMINATIONS        TOTAL
                                         --------        --------         --------      ------------        -----
MARCH 31, 2002
   Revenues from unaffiliated
   customers .......................    $  32,737        $  66,593        $  51,270         $      --        $ 150,600
                                        =========        =========        =========         =========        =========
   EBITDA ..........................        4,361           15,227              117            (1,203)          18,502
                                        =========        =========        =========         =========        =========
   Depreciation and amortization ...        1,345            3,807              144                12            5,308
                                        =========        =========        =========         =========        =========
   Operating income (loss) .........        3,016           11,420              (27)           (1,215)          13,194
                                        =========        =========        =========         =========        =========
   Capital expenditures ............        1,381            2,142               45                --            3,568
                                        =========        =========        =========         =========        =========
   Total assets ....................    $ 142,358        $ 248,202        $ 120,098         $   3,679        $ 514,337
                                        =========        =========        =========         =========        =========

MARCH 31, 2001 (Consolidated and
  Combined)
   Revenues from unaffiliated
     customers......................    $  29,501        $  69,155        $  44,321         $      --        $ 142,977
                                        =========        =========        =========         =========        =========
   EBITDA ..........................        1,787           19,879            2,101            (1,138)          22,629
                                        =========        =========        =========         =========        =========
   Depreciation and amortization ...        1,610            4,076              202               476            6,364
                                        =========        =========        =========         =========        =========
   Operating income (loss) .........          177           15,803            1,898            (1,613)          16,265
                                        =========        =========        =========         =========        =========
   Capital expenditures ............          800            3,721              139                --            4,660
                                        =========        =========        =========         =========        =========
   Total assets ....................    $ 136,821        $ 222,795        $ 131,273         $  65,356        $ 556,245
                                        =========        =========        =========         =========        =========

6. COMPREHENSIVE INCOME

    Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

                                               THREE MONTHS ENDED MARCH 31
                                             2002                       2001
                                             ----                       ----
 Comprehensive income:
    Net income..........................  $   9,808                   $  11,031
    Cumulative translation
      adjustment........................       (301)                     (3,074)
                                          ---------                   ---------
    Total comprehensive income..........  $   9,507                   $   7,957
                                          =========                   =========

7. COMMITMENTS AND CONTINGENCIES

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

    The Company is aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Certain subsidiaries of the Company have been named as defendants in four cases by plaintiffs seeking damages, including punitive damages, alleging that our subsidiaries have responsibility for four individuals developing mesothelioma, asbestosis, lung cancer or other lung diseases as a result of exposure to asbestos. Although these are the only cases that management is aware that are pending or threatened against the Company or its subsidiaries involving allegations relating to asbestos exposure, there can be no assurance that other asbestos related claims will not be made. Based on management's preliminary investigation, management does not believe that these cases or future claims relating to asbestos exposure will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

        UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENT

         The consolidated financial statements of Oil States International, Inc. reflect the Company's financial position, results of operations and changes in stockholders' equity for periods subsequent to February 14, 2001, the date of our initial public offering and the combination of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group Inc. (PTI) (collectively, the Controlled Group), among other things.

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

         The following tables set forth unaudited pro forma consolidated and combined financial information for Oil States giving effect to:

         o the combination of Oil States, HWC and PTI as entities under the common control of SCF-III L.P. (SCF III), based upon reorganization accounting, which yields results similar to pooling of interest accounting, effective from the dates each of these entities became controlled by SCF III;

         o the conversion of the common stock held by the minority interests of each entity in the Controlled Group into shares of our common stock, based on the purchase method of accounting;

         o the conversion of all of the outstanding common stock of Sooner Inc. (Sooner) into shares of our common stock, based on the purchase method of accounting; and

         o the exchange of 4,275,555 shares of our common stock for $36.0 million of debt of Sooner and Oil States; and

         o our sale of 10,000,000 shares of common stock in our initial public offering (the Offering) and the application of the net proceeds totaling $84.1 million. With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds was used to reduce amounts outstanding under bank lines of credit.

    The unaudited pro forma consolidated and combined financial statements do not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated dates or that may be obtained in the future. The unaudited pro forma combined financial statements should be read in conjunction with the historical consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K.

           PRO FORMA CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      PRO FORMA
                                                     -----------------------------------------------------------------------------
                                                       SOONER INC.                    MINORITY                        COMBINED AND
                                  CONSOLIDATED AND     (PERIOD FROM    SOONER INC.    INTEREST        OFFERING        CONSOLIDATED,
                                     COMBINED        JAN. 1, 2001 TO   ADJUSTMENTS   ADJUSTMENTS     ADJUSTMENTS      ACQUISITIONS
                                       GROUP         FEB. 14, 2001)     (NOTE 2)      (NOTE 3)     (NOTES 1 AND 4)    AND OFFERING
                                  ----------------   ---------------   -----------  ------------   ---------------    ------------
Revenue.........................     $ 142,977          $ 48,517        $             $               $                $191,494
Expenses
  Costs of sales................       108,179            45,142                                                        153,321
  Selling, general and                  12,304             1,133                                                         13,437
administrative..................
  Depreciation and amortization.         6,364               188           331           135                              7,018
  Other expense (income)........          (135)                                                                            (135)
                                     ---------          --------        ------        ------          ------           --------
Operating income (loss).........        16,265             2,054          (331)         (135)                            17,853
                                     ---------          --------        ------        ------          ------           --------
Interest income.................           294                22                                                            316
Interest expense................        (3,228)             (585)                                        843(A)          (2,970)
Other income....................           264                --                                                            264
                                     ---------          --------        ------        ------          ------           --------
  Earnings before income taxes..        13,595             1,491          (331)         (135)            843             15,463
Income tax (expense) benefit....          (180)             (542)                                        491(C)            (231)
                                     ---------          --------        ------        ------          ------           --------
Net income (loss) before minority
  interests.....................        13,415               949          (331)         (135)          1,334             15,232
Minority interests, net of taxes        (1,600)               --                                       1,600                 --
                                     ---------          --------        ------        ------          ------           --------
Net income (loss) before
  extraordinary item............        11,815               949          (331)         (135)          2,934             15,232
Extraordinary loss on debt
  restructuring.................          (784)               --                                                           (784)
                                     ---------          --------        ------        ------          ------           --------
Net income (loss)...............        11,031                                                                           14,448
Preferred dividends.............           (41)               --                                          41(B)              --
                                     ---------          --------        ------        ------          ------           --------
Net income attributable to common
  shares........................     $  10,990          $    949        $ (331)       $ (135)         $2,975           $ 14,448
                                     =========          ========        ======        ======          ======           ========
Net income per common share.....
  Basic.........................     $      .30                                                                        $     .30
                                     ==========                                                                        =========
  Diluted.......................     $      .29                                                                        $     .30
                                     ==========                                                                        =========
Average shares outstanding......
  Basic.........................        36,418                                                                           48,156
                                     =========                                                                         ========
  Diluted.......................        38,337                                                                           48,634
                                     =========                                                                         ========

                         OIL STATES INTERNATIONAL, INC.

                  NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                          COMBINED FINANCIAL STATEMENTS

Basis of Presentation

         The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill will change prospectively under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements in the Company's Form 10-K for the year ended December 31, 2001).

         The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill will change prospectively under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements in the Company's Form 10-K for the year ended December 31,
2001). The unaudited pro forma statements of operations for the three months ended March 31, 2001, include the historical financial statements of Sooner, adjusted for the effects of purchase accounting, as presented below.

NOTE 1. COMBINING ADJUSTMENTS

         Minority interest in (income) loss and related tax effect of the Controlled Group are presented below (in thousands):

                                             OIL STATES        HWC              PTI            TOTAL
                                             ----------        ---              ---            -----
Period from  January 1, 2001 to
February 14, 2001...................             $72          $ (129)         $(1,543)        $(1,600)
                                                 ===          ======          =======         =======

NOTE 2. ACQUISITION OF SOONER

         To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):


Purchase price...............................................................................   $  69.5 (1)
Less: fair value of net assets acquires......................................................      29.7
                                                                                                -------
Goodwill.....................................................................................   $  39.8
                                                                                                =======

Amortization for the period from January 1, 2001 to February 14, 2001........................   $    33
                                                                                                =======

---------

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

NOTE 3. ACQUISITION OF MINORITY INTERESTS

         To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                                       OIL STATES      HWC          PTI         COMBINED
                                                      -----------   ----------  -----------   -----------
Common stock issued to minority interests..........     1,418,729    1,359,603    4,204,058     6,982,390
Estimated offering price per share.................   $      9.00         9.00  $      9.00   $      9.00
                                                      -----------   ----------  -----------   -----------
Purchase price of the minority interests...........   $      12.8   $     12.2  $      37.8   $      62.8

Minority interests in fair value of net assets
acquired...........................................          13.8          7.7         15.9          37.4
                                                      -----------   ----------  -----------   -----------
Additional goodwill................................   $     (1.0)   $      4.5  $      21.9   $      25.4
                                                      ===========   ==========  ===========   ===========
Amortization of the additional goodwill for the
  period from January 1, 2001 to February 14,
  2001.............................................   $     (.015)  $     .020  $      .130   $      .135
                                                      ===========   ==========  ===========   ===========

NOTE 4. OFFERING

(A) To adjust interest expense for debt repaid with Offering proceeds and as a result of the exchange of shares for subordinated debt.

(B) To eliminate preferred stock dividends due to the redemption of the preferred stock.

(C) To adjust income tax expense for the reduction of deferred taxes due to the formation of the combined group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis together with our Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" in "Item 1, Business" and elsewhere in our Annual Report on Form 10-K. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

Overview

    We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities. Through our tubular services division, we distribute premium tubing and casing. Sales of tubular products and services depend upon the overall level of drilling activity and the mix of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional tubular and casing strings. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools and remote site accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity.

    Energy and oilfield service activities are highly cyclical depending upon crude oil and natural gas pricing, among other things. Beginning in late 1996 and continuing though the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. This downturn in activity had a material adverse effect on demand for our products and services, and the results of our operations decreased significantly. The price of crude oil and natural gas increased over 1999 levels in 2000 and 2001 due to improved demand for oil, supply reductions by OPEC member countries and reductions in natural gas storage levels. That improvement in crude oil and natural gas pricing led to increases in the rig count in 2000 and the first half of 2001, particularly in Canada and the United States, where the rig count reached a high of 1,698 rigs in February 2001. The average North American rig count was 1,263 and 1,498 during 2000 and 2001, respectively. Crude oil and natural gas prices decreased significantly from levels reached in early 2001 by the end of 2001. The economic slowdown in the United States and the rest of the world, moderate weather and the resultant increased inventories of oil and gas, especially in the United States, contributed to those price declines. With those price reductions, our customers have responded with decreased drilling activity and spending on exploration and development. As of March 31, 2002, the rig count in the United States and Canada, as measured by Baker Hughes, was 1,012, a decline of 40.4% from the high reached in February 2001 and a decline of 13.1% from 1,165 rigs working at December 29, 2001.

    We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services is highly correlated to movements in the rig count in the United States and began to weaken with the overall deterioration of industry fundamentals since the first quarter of 2001. Certain of our well site services businesses have decreased in the first quarter of 2002 when the United States rig count declined 7.0% compared to the fourth quarter of 2001 and 27.9% compared to the first quarter of 2001. Although the Canadian rig count increased seasonally in the first quarter of 2002 on average by 100 rigs or 36.3% compared to the fourth quarter of 2001, it has decreased 133 rigs or 26.1% compared to the first quarter of 2001. Recently, oil and gas prices have increased and rig counts in the U.S. have begun to increase. The U.S. rig count reached its lowest level since 1999 when it totaled 738 rigs on April 15, 2002. The U.S. rig count has risen since then and totaled 812 as of May 10, 2002.

    We believe that our offshore products segment lagged the general market recovery in 2000 and 2001 because its sales primarily relate to offshore construction and production facility development which generally occur later in the exploration and development cycle. Worldwide offshore construction and development activity is improving currently and we expect it to increase substantially as construction activity in the shallow water regions of the Gulf of Mexico resumes and as the industry increasingly pursues deeper water drilling and development projects. Backlog in our offshore products segment increased from $38.1 million at March 31, 2001 to $72.4 million at December 31, 2001 and $84.3 million at March 31, 2002. Approximately 95% of our backlog as of March 31, 2002 is expected to be completed by December 31, 2002.

    Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, the timing of any such recovery is uncertain. We view the recent increases in actual and forecasted oil and natural gas prices as an important step towards increased demand for oilfield service activity. Although the diversified nature of our businesses is expected to moderate the impact of North American drilling activity declines, we are expecting a 15 -- 20% revenue decline in 2002 compared to pro forma 2001 levels based upon our forecast of energy prices and drilling activity levels.

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

    The financial results of Oil States, HWC and PTI have been combined for the three years in the period ended December 31, 2000 as well as the beginning of calendar 2001 until February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations for those periods. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of our initial public offering on February 14, 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the quarter ended March 31, 2001 reflect the acquisition of Sooner effective as of January 1, 2001. Following the acquisition of Sooner, we reported under three business segments.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)

                                                             PRO FORMA THREE MONTHS ENDED
                                                                      MARCH 31,
                                                 --------------------------------------------------------
                                                     2002           2001                  2001
                                                     ----           ----                  ----
                                                 CONSOLIDATED    PRO FORMA      CONSOLIDATED AND COMBINED
                                                 ------------    ---------      -------------------------
     Revenues
       Well Site Services.......................   $   66.6       $   69.2              $  69.2
       Offshore Products........................       32.7           29.5                 29.5
       Tubular Services.........................       51.3           92.8                 44.3
                                                   --------       --------              -------
               Total............................   $  150.6       $  191.5              $ 143.0
                                                   ========       ========              =======

     Gross Margin
       Well Site Services.......................   $   20.0       $   25.5              $  25.5
       Offshore Products........................        8.2            6.3                  6.3
       Tubular Services.........................        2.2            6.6                  3.2
       Corporate/Other..........................         --            (.2)                 (.2)
                                                   --------       --------              -------
               Total............................   $   30.4       $   38.2              $  34.8
                                                   ========       ========              =======

     Gross Margin as a Percent of Revenues
       Well Site Services.......................       30.0%          36.8%                36.8%
       Offshore Products........................       25.1%          21.4%                21.4%
       Tubular Services.........................        4.3%           7.1%                 7.2%
               Total............................       20.2%          19.9%                24.3%

     Operating Income (Loss)
       Well Site Services.......................   $   11.4       $   15.8              $  15.8
       Offshore Products........................        3.0             .2                   .2
       Tubular Services.........................         --            3.9                  1.9
       Corporate/Other..........................       (1.2)          (2.1)                (1.6)
                                                   --------       --------              -------
               Total............................   $   13.2       $   17.8              $  16.3
                                                   ========       ========              =======

    THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 2001

    Revenues. Revenues decreased $40.9 million, or 21.4%, to $150.6 million during the current quarter compared to pro forma revenues of $191.5 million during the quarter ended March 31, 2001. Tubular Services revenues decreased $41.5 million, or 44.7%, in the three months ended March 31, 2002 compared to pro forma revenues in the three months ended March 31, 2001 as a result of reduced drilling activity in the U.S. Well Site Services revenues declined $2.6 million, or 3.8%, and Offshore Products revenues increased $3.2 million, or 10.8%, during the same period. Well Site Services revenues declined compared to the prior year primarily due to lower drilling and workover activity in North America. Offshore Products revenues increased as a result of greater activity supporting offshore production facility construction.

    Cost of Sales. Cost of sales decreased by $33.2 million, or 21.6%, to $120.2 million in the three months ended March 31, 2002 compared to $153.3 million in the three month period ended March 31, 2001. Decreased Tubular Services revenues were the principal reason for the corresponding decrease in cost of sales during the period. Tubular Services cost of sales decreased from $86.2 million in the first quarter of 2001 to $49.1 million in the first quarter of 2002, a decrease of $37.1 million, or 43.0%.

    Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, decreased $7.8 million, or 20.4%, from $38.2 million in the three months ended March 31, 2001 to $30.4 million in the three months ended March 31, 2002. Well Site Services gross margins decreased $5.5 million, or 21.6%, to $20 million in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Within our Well Site Services segment, shallow drilling and specialty rental tool businesses' gross margins declined $1.1 million, or 50%, and $0.8 million, or 19.3%, respectively, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 as a result of lower utilization and pricing for our drilling and rental tool assets. Also in Well Site Services, our remote accommodations, catering and logistics services and modular building construction services gross margins decreased by $3.6 million, or 21.1%, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 because a greater mix of revenues were generated from to our lower-margin catering and modular building construction activities and because of lower U.S. Gulf of Mexico rental revenues.

    Offshore Products gross margins increased $1.9 million, or 23.2%, from $6.3 million in the three months ended March 31, 2001 to $8.2 million in the three months ended March 31, 2002 primarily due to increased revenues and a favorable mix of our higher-margin connector products versus our lower-margin fabrication work. Tubular Services gross margins declined to $2.2 million, or 4.3% of Tubular Services revenues in the three months ended March 31, 2002 compared to $6.6 million, or 7.1% of Tubular Services revenues, in the three months ended March 31, 2001 as a result of decreased oil and gas company drilling which decreased demand for our Tubular products and services.

    Selling, General and Administrative Expenses. During the three months ended March 31, 2002, selling, general and administrative expenses (SG&A) totaled $12.2 million compared to SG&A of $13.4 million on a pro forma basis for the three months ended March 31, 2001. Special nonrecurring severance and restructuring costs totaling $0.7 million were charged to SG&A in the first three months of 2002. These increased costs were more than offset by cost containment measures taken because of lower activity levels in 2002 compared to 2001 and the absence of certain nonrecurring charges, totaling $0.3 million, in our remote site accommodations business that were recorded during the three months ended March 31, 2001.

    Depreciation and Amortization. Depreciation expense increased $0.2 million in the first quarter 2002 compared to the first quarter 2001 due primarily to capital expenditures made in our Well Site Services segment during 2001. Amortization expense decreased from $2.0 million in the first quarter 2001 to $0.1 million in the first quarter 2002 due to the adoption of a new accounting standard that discontinued goodwill amortization (See Note 2 to Financial Statements contained herein).

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income decreased $4.6 million, or 25.8%, to $13.2 million for the three months ended March 31, 2002 from $17.8 million in the three month period ended March 31, 2001. Well Site Services operating income decreased from $15.8 million during the three months ended March 31, 2001 to $11.4 million for the three months ended March 31, 2002. Offshore Products operating income increased from $0.2 million during the three months ended March 31, 2001 to $3.0 million for the three months ended March 31, 2002. Tubular Services operating income was approximately break-even for the three months ended March 31, 2002 compared to operating income of $3.9 million during 2001. The accounting change affecting goodwill amortization for our company impacted "Corporate / Other" operating income and contributed to the operating loss being reduced from $2.1 million in 2001 to an operating loss of $1.2 million in the three months ended March 31, 2002.

    Interest Expense. Interest expense decreased $1.9 million, or 64.0%, to $1.0 million for the quarter ended March 31, 2002 compared to $2.9 million for the quarter ended March 31, 2001. Decreased interest expense is attributable to lower debt levels and interest rates.

    Income Tax Expense. Income tax expense totaled $2.8 million, or 22.0% of pretax income, in the three months ended March 31, 2002 compared with $0.2 million, or 1.5% of pretax income, in the three months ended March 31, 2001. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2002 compared to 2001.

    THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    Refer to Pro Forma Statement of Operations and Related Footnotes on Pages 10 to 14 of this Form 10Q for details of pro forma adjustments made to the Company's consolidated and combined statement of operations for the three month period ended March 31, 2001.

    Differences between the March 31, 2001 Consolidated and Combined Statement of Operations and the March 31, 2001 Pro Forma Consolidated and Combined Statement of Operations appearing on Page 3 and Page 12 can be summarized as follows:

         1. The Pro Forma Consolidated and Combined Statement of Operations include the results of operations for Sooner for the period from January 1, 2001 until its acquisition date of February 14, 2001. Sooner's revenues, gross margin, gross margin as a percent of revenues and operating income during this period were $48.5 million, $3.4 million, 7.0% and $2.0 million, respectively.

         2. The Pro Forma Consolidated and Combined Statement of Operations include an additional $0.3 million of goodwill amortization related to the Sooner acquisition.

         3. The Pro Forma Consolidated and Combined Statement of Operations include an additional $0.1 million of Sooner minority interests in income for the period.

         4. The Pro Forma Consolidated and Combined Statement of Operations include adjustments to decrease interest expense by $0.9 million, eliminate minority interests in earnings totaling $1.6 million and eliminate preferred stock dividends of $0.04 million in the first three months of 2001 to reflect the pro forma impact of the Offering and the Combination as if each had occurred at the beginning of the period. Additionally, the related income tax effect for these adjustments was $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our accommodation units, funding new product development and to fund general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and private and public debt and equity offerings.

    Cash was provided by (used in) operations during the three months ended March 31, 2002 and 2001 in the amounts of $22.2 million and ($11.0) million, respectively. Cash provided by operations in 2002 was generated by our net income and lower working capital invested in our tubular services segment, partially offset by the seasonal use of working capital in our Canadian operations. During the three months ended March 31, 2001, there were significant investments in working capital as a result of tubular inventory increases and relatively high Canadian seasonal working capital needs.

    Cash was used by investing activities in the amount of $4.4 million during the three months ended March 31, 2002 primarily as a result of capital expenditures which totaled $3.6 million and one rental tool acquisition made in our well site services segment totaling $1.4 million, partially offset by cash proceeds from asset sales.

    Capital expenditures totaled $3.6 million and $4.7 million during the three months ended March 31, 2002 and 2001, respectively. Capital expenditures during both these periods consisted principally of purchases of assets for our well site services businesses. We currently expect to spend a total of approximately $22.8 million during 2002 to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds.

    Net cash of $19.6 million was used in financing activities during the three months ended March 31, 2002, primarily as a result of elective debt repayments under our bank credit facility.

    As of March 31, 2002, we had $50.8 million outstanding under our debt facility and an additional $7.1 million of outstanding letters of credit, leaving $92.1 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the UK that had a balance of $2.4 million at March 31, 2002. Our total debt represented 14.2% of our total capitalization at March 31, 2002.

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

    Our 2001 effective tax rate approximated 4%. This low effective tax rate was due to the partial utilization of net operating losses which benefited the consolidated group after the merger. We currently estimate our 2002 effective tax rate will be approximately 22%.

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

    The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $8.0 million ($.16 per diluted share) per year. During the first quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has completed its evaluation of goodwill and indefinite lived intangible assets and there was no impairment of assets recorded.

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

    Currently, we have floating rate obligations totaling approximately $53.2 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2002 levels, our combined interest expense would increase by a total of approximately $0.5 million annually.

    Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of March 31, 2002, we had Canadian dollar-denominated debt totaling approximately $18.8 million. We had no interest rate hedges or forward foreign exchange contracts at March 31, 2002.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

    The Company is aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Certain subsidiaries of the Company have been named as defendants in four cases by plaintiffs seeking damages, including punitive damages, alleging that our subsidiaries have responsibility for four individuals developing mesothelioma, asbestosis, lung cancer or other lung diseases as a result of exposure to asbestos. Although these are the only cases that management is aware that are pending or threatened against the Company or its subsidiaries involving allegations relating to asbestos exposure, there can be no assurance that other asbestos related claims will not be made. Based on management's preliminary investigation, management does not believe that these cases or future claims relating to asbestos exposure will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      INDEX OF EXHIBITS

   EXHIBIT NO.                                  DESCRIPTION
   -----------                                  -----------
       3.1         --   Amended and Restated Certificate of Incorporation
                        (incorporated by reference to Exhibit 3.1 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, as filed with the Commission on
                        March 30, 2001).

       3.2         --   Amended and Restated Bylaws (incorporated by
                        reference to Exhibit 3.2 to the Company's Annual Report
                        on Form 10-K for the year ended December 31, 2000, as
                        filed with the Commission on March 30, 2001).

       3.3         --   Certificate of Designations of Special Preferred
                        Voting Stock of Oil States International, Inc.
                        (incorporated  by reference

   EXHIBIT NO.                                  DESCRIPTION
   -----------                                  -----------

                        to Exhibit 3.3 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

       4.1         --   Form of common stock certificate (incorporated by
                        reference to Exhibit 4.1 of Oil States' Registration
                        Statement No. 333-43400 on Form S-1).

       4.2         --   Amended and Restated Registration Rights Agreement
                        (incorporated by reference to Exhibit 4.2 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2000, as filed with the Commission on
                        March 30, 2001).

      10.1         --   Combination Agreement dated as of July 31, 2000 by
                        and among Oil States International, Inc., HWC Energy
                        Services, Inc., Merger Sub-HWC, Inc., Sooner Inc.,
                        Merger Sub-Sooner, Inc. and PTI Group Inc.
                        (incorporated by reference to Exhibit 10.1 of
                        Oil States' Registration Statement No. 333-43400 on
                        Form S-1).

      10.2         --   Plan of Arrangement of PTI Group Inc. (incorporated by
                        reference to Exhibit 10.2 to the Company's Annual
                        Report on Form 10-K for the year ended December 31,
                        2000, as filed with the Commission on March 30, 2001).

      10.3         --   Support Agreement between Oil States International,
                        Inc. and PTI Holdco (incorporated by reference to
                        Exhibit 10.3 to the Company's Annual Report on
                        Form 10-K  for the year ended December 31, 2000, as
                        filed with the Commission on March 30, 2001).

      10.4         --   Voting and Exchange Trust Agreement by and among Oil
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

      10.9**       --   Executive Agreement between Oil States International,
                        Inc. and Cindy B. Taylor (incorporated by reference to
                        Exhibit 10.9 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 2000, as
                        filed with the Commission on March 30, 2001).

      10.10**      --   Form of Executive Agreement between Oil States
                        International, Inc. and other Named Executive Officers
                        (Messrs. Hughes and Chaddick) (incorporated by reference
                        to Exhibit 10.10 of Oil States' Registration Statement
                        No. 333-43400 on Form S-1).

      10.11**      --   Form of Change of Control Severance Plan for Selected
                        Members of Management (incorporated  by reference to
                        Exhibit 10.11 of Oil States' Registration  Statement No.
                        333-43400 on Form S-1).

   EXHIBIT NO.                                  DESCRIPTION
   -----------                                  -----------
      10.12        --   Credit Agreement among Oil States International,
                        Inc., PTI Group Inc., the Lenders named therein,
                        Credit Suisse First Boston, Credit Suisse First Boston
                        Canada,  Hibernia National Bank and Royal Bank of
                        Canada (incorporated by reference to Exhibit 10.12
                        of Oil States' Registration Statement
                        No. 333-43400 on Form S-1).

      10.13A**     --   Restricted Stock Agreement, dated February 8, 2001,
                        between Oil States International, Inc. and
                        Douglas E. Swanson.

      10.13B**     --   Restricted Stock Agreement, dated February 22, 2001,
                        between Oil States International, Inc. and
                        Douglas E. Swanson.

      10.14**      --   Form of Indemnification Agreement (incorporated by
                        reference to Exhibit 10.14 of Oil States' Registration
                        Statement No. 333-43400 on Form S-1).

      10.15**      --   Form of Executive Agreement between Oil States
                        International, Inc. And named Executive Officer
                        (Mr. Slator) (Incorporated by Reference to Exhibit 10.16
                        to the Company's Annual Report On Form 10K for the year
                        ended December 31, 2001, as filed With the Commission
                        on March 4, 2002.

      10.16*,**    --   Form of Executive Agreement between Oil States
                        International, Inc. and named executive officer
                        (Mr. Trahan).

      16.1         --   Letter Regarding Change in Certifying Accountant
                        (incorporated by reference to Exhibit 16.1 of Oil
                        States' Registration Statement No. 333-43400 on
                        Form S-1).

      21.1         --   List of subsidiaries of the Company (incorporated by
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

                      OIL STATES INTERNATIONAL, INC.


      Date:         May 15, 2002      By      /s/  CINDY B. TAYLOR
                  ------------------     -----------------------------
                                                   Cindy B. Taylor
                                        Senior Vice President, Chief Financial
                                                Officer and Treasurer
                                            (Principal Financial Officer)



      Date:         May 15, 2002      By     /s/  ROBERT W. HAMPTON
                  ------------------     ------------------------------
                                                  Robert W. Hampton
                                       Vice President -- Finance and Accounting
                                               and Secretary (Principal
                                                 Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

  10.16            --   Form of Executive Agreement between Oil States
                        International, Inc. and named executive officer
                        (Mr. Trahan).