Form 10-Q
period 2002-06-30
OIL STATES INTERNATIONAL INC
filed 2002-08-13
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to __________________


                         Commission file number 1-16337

                         OIL STATES INTERNATIONAL, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)

                        Delaware                       76-0476605
                        --------                       ----------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

     Three Allen Center, 333 Clay Street, Suite 3460,
                       Houston, Texas                        77002
                       --------------                        -----
        (Address of principal executive offices)           (Zip Code)

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

The Registrant had 48,397,666 shares of common stock outstanding as of August 9, 2002.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
                         Part I -- FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated and Combined and Pro Forma Financial Statements
             Unaudited Consolidated Statements of Operations for the Three Months Ended
                June 30, 2002 and 2001                                                                             3
             Unaudited Consolidated, Combined and Pro Forma Statement of Operations for the
                Six Months Ended June 30, 2002 and 2001                                                            4
             Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001                         5
             Unaudited Consolidated and Combined Statements of Cash Flows for the Six Months Ended
                June 30, 2002 and 2001                                                                             6
           Notes to Unaudited Consolidated, Combined and Pro Forma Financial Statements                       7 - 12

           Unaudited Pro Forma Consolidated and Combined Financial Statement                                      13
             Unaudited Pro Forma Consolidated and Combined Statement of Operations for the
                Six Months Ended June 30, 2001                                                                    14
             Notes to Unaudited Pro Forma Consolidated and Combined Financial Statement                      15 - 16

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             17 - 24

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             24

                          Part II -- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                      25

  Item 2.  Changes in Securities and Use of Proceeds                                                              25

  Item 3.  Default Upon Senior Securities                                                                         25

  Item 4.  Submission of Matters to a Vote of Security Holders                                               25 - 26

  Item 5.  Other Information                                                                                      26

  Item 6.  Exhibits and Reports on Form 8-K                                                                       26

           (a) Index of Exhibits                                                                             26 - 28

           (b) Report on Form 8-K                                                                                 28

           Signature Page                                                                                         29

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                     2002             2001
                                                                                     ----             ----

 Revenues .................................................................       $ 150,839        $ 175,333

 Costs and expenses:
   Cost of sales ..........................................................         121,690          141,622
   Selling, general and administrative expenses ...........................          11,963           13,134
   Depreciation expense ...................................................           5,600            4,976
   Amortization expense ...................................................              21            1,978
   Other expense ..........................................................             169              117
                                                                                  ---------        ---------
                                                                                    139,443          161,827
                                                                                  ---------        ---------
 Operating income .........................................................          11,396           13,506

 Interest expense .........................................................            (966)          (2,457)
 Interest income ..........................................................             103               78
 Other income (expense) ...................................................               4             (538)
                                                                                  ---------        ---------

 Income before income taxes ...............................................          10,537           10,589
 Income tax expense .......................................................          (2,318)            (328)
                                                                                  ---------        ---------

 Net income ...............................................................       $   8,219        $  10,261
                                                                                  =========        =========

 Basic net income per share ...............................................       $     .17        $     .21

 Diluted net income per share .............................................       $     .17        $     .21

 Weighted average number of common shares outstanding:
   Basic ..................................................................          48,249           48,182
   Diluted ................................................................          48,911           48,742

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED, COMBINED AND PRO FORMA STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   SIX MONTHS ENDED
                                                                   ----------------    SIX MONTHS ENDED JUNE 30, 2001
                                                                     JUNE 30, 2002     -------------------------------
                                                                     -------------                    CONSOLIDATED AND
                                                                      CONSOLIDATED     PRO FORMA (1)      COMBINED
                                                                      ------------     -------------      --------

 Revenues ......................................................        $ 301,438        $ 366,827        $ 318,310

 Costs and expenses:
   Cost of sales ...............................................          241,842          294,942          249,802
   Selling, general and administrative expenses ................           24,191           26,571           25,437
   Depreciation expense ........................................           10,834           10,034            9,972
   Amortization expense ........................................               96            3,939            3,347
   Other operating income ......................................             (115)             (19)             (19)
                                                                        ---------        ---------        ---------
                                                                          276,848          335,467          288,539
                                                                        ---------        ---------        ---------
 Operating income ..............................................           24,590           31,360           29,771

 Interest expense ..............................................           (2,013)          (5,427)          (5,685)
 Interest income ...............................................              211              394              372
 Other income (expense) ........................................              317             (275)            (274)
                                                                        ---------        ---------        ---------
 Income before income taxes, minority interest, and
   extraordinary item ..........................................           23,105           26,052           24,184
 Income tax expense ............................................           (5,085)            (568)            (508)
 Minority interest in income of combined companies and
   consolidated subsidiaries ...................................                7               --           (1,600)
                                                                        ---------        ---------        ---------
 Net income before extraordinary item ..........................           18,027           25,484           22,076

 Extraordinary loss on debt restructuring, net of income
   taxes .......................................................               --             (784)            (784)
                                                                        ---------        ---------        ---------
 Net income ....................................................           18,027           24,700           21,292

 Preferred dividends ...........................................               --               --              (41)
                                                                        ---------        ---------        ---------
 Net income attributable to common shares ......................        $  18,027        $  24,700        $  21,251
                                                                        =========        =========        =========
 Basic earnings (loss) per share:
   Earnings per share before extraordinary item ................        $     .37        $     .53        $     .52

   Extraordinary loss on debt restructuring, net of income
     taxes .....................................................               --             (.02)            (.02)
   Basic net income per share ..................................              .37              .51              .50

 Diluted earnings (loss) per share:
   Earnings per share before extraordinary item ................        $     .37        $     .53        $     .51

   Extraordinary loss on debt restructuring, net of income
     taxes .....................................................               --             (.02)            (.02)

   Diluted net income per share ................................              .37              .51              .49

 Weighted average number of common shares outstanding:
   Basic .......................................................           48,241           48,169           42,300
   Diluted .....................................................           48,544           48,688           43,539

    (1) See detailed pro forma statement of income and related footnotes on pages 13 to 16 of this Form 10-Q.


                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                      ASSETS                     2002            2001
                                                             -----------     ------------
                                                             (UNAUDITED)

Current assets:
  Cash and cash equivalents ...........................       $   3,292        $   4,982
  Accounts receivable, net ............................          97,403          116,790
  Inventories, net ....................................          79,072           76,917
  Prepaid expenses and other current assets ...........           4,132            3,932
                                                              ---------        ---------
    Total current assets ..............................         183,899          202,621

Property, plant, and equipment, net ...................         150,408          150,090
Goodwill, net .........................................         174,227          172,235
Other noncurrent assets ...............................           5,351            4,937
                                                              ---------        ---------
     Total assets .....................................       $ 513,885        $ 529,883
                                                              =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ............       $  88,830        $  83,528
  Income taxes ........................................           4,427            4,267
  Current portion of long-term debt ...................             690            3,894
  Deferred revenue ....................................           6,600            2,646
  Other current liabilities ...........................             501              509
                                                              ---------        ---------
     Total current liabilities ........................         101,048           94,844

  Long-term debt ......................................          30,304           73,939
  Deferred income taxes ...............................           7,960            8,436
  Postretirement healthcare benefits ..................           5,615            5,570
  Other liabilities ...................................           3,000            2,897
                                                              ---------        ---------
     Total liabilities ................................         147,927          185,686

Stockholders' equity:
  Common stock ........................................             484              483
  Additional paid-in capital ..........................         326,509          326,031
  Retained earnings ...................................          42,738           24,710
  Accumulated other comprehensive loss ................          (3,773)          (7,027)
                                                              ---------        ---------
     Total stockholders' equity .......................         365,958          344,197
                                                              ---------        ---------
     Total liabilities and stockholders' equity .......       $ 513,885        $ 529,883
                                                              =========        =========

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                          -----------------------------
                                                                                              2002             2001
                                                                                          ------------     ------------
                                                                                                           CONSOLIDATED
                                                                                          CONSOLIDATED     AND COMBINED
                                                                                          ------------     ------------

     Cash flows from operating activities:
       Net income before extraordinary item .........................................       $ 18,027        $ 22,076
       Adjustments to reconcile net income from continuing operations to net cash from operating activities:
         Minority interest, net of distributions ....................................             (7)          1,600
         Depreciation and amortization ..............................................         10,930          13,319
         Deferred income tax provision ..............................................           (980)        (11,617)
         Other, net .................................................................            777             655
         Changes in working capital .................................................         27,672         (17,889)
                                                                                            --------        --------
           Net cash flows provided by (used in) operating activities ................         56,491           8,144

     Cash flows from investing activities:
       Acquisitions of businesses, net of cash acquired .............................         (1,413)         (2,120)
       Capital expenditures .........................................................         (9,860)        (12,537)
       Proceeds from sale of equipment ..............................................            755           4,925
       Cash acquired in Sooner acquisition ..........................................             --           4,894
       Other, net ...................................................................             63            (339)
                                                                                            --------        --------
           Net cash flows provided by (used in) investing activities ................        (10,455)         (5,177)

     Cash flows from financing activities:
       Borrowings/(repayments) under revolving credit facility ......................        (43,754)          6,456
       Debt repayments ..............................................................         (3,754)        (65,475)
       Preferred stock dividends ....................................................             --            (844)
       Proceeds from issuance of common stock .......................................            358          84,500
       Repurchase of preferred stock ................................................             --         (21,775)
       Payment of offering and financing costs ......................................             --          (4,952)
       Other, net ...................................................................           (158)         (2,530)
                                                                                            --------        --------
           Net cash flows provided by (used in) financing activities ................        (47,308)         (4,620)

     Effect of exchange rate changes on cash ........................................           (382)           (230)
                                                                                            --------        --------
     Net increase in cash and cash equivalents from continuing operations ...........         (1,654)         (1,883)
     Net cash provided by (used in) discontinued operations .........................            (36)            379
     Extraordinary item .............................................................             --            (250)
     Cash and cash equivalents, beginning of year ...................................          4,982           4,821
                                                                                            --------        --------
     Cash and cash equivalents, end of period .......................................       $  3,292        $  3,067
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

   Changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (in thousands):

                                                OFFSHORE        WELLSITE        TUBULAR
                                                PRODUCTS        SERVICES        SERVICES        TOTAL
                                                --------        --------        --------        -----

Balance as of January 1, 2002                   $ 41,585      $ 81,156         $ 49,494       $ 172,235

Goodwill acquired                                     --           815               --             815
Impairment losses                                     --            --               --              --
Foreign currency translation and other changes       255           837               85           1,177
                                                --------      --------         --------       ---------

Balance as of June 30, 2002                     $ 41,840      $ 82,808         $ 49,579       $ 174,227
                                                ========      ========         ========       =========

   The following tables present what reported income before extraordinary items and net income per share would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill.

                                                                   FOR THE THREE MONTHS ENDED
                                                              -------------------------------------
                                                              JUNE 30, 2002           JUNE 30, 2001
                                                              -------------           -------------
                                                              (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              -------------------------------------
                                                              CONSOLIDATED             CONSOLIDATED
                                                              ------------             ------------

Reported net income before extraordinary item                  $     8,219              $    10,261
Add:  Goodwill amortization                                             --                    1,884
                                                               -----------              -----------
Adjusted net income before extraordinary item                  $     8,219              $    12,145
                                                               ===========              ===========

Basic earnings per share:
Reported net income before extraordinary item                  $       .17               $      .21
Goodwill amortization                                                   --                      .04
                                                               -----------               ----------
Adjusted net income before extraordinary item                  $       .17               $      .25
                                                               ===========               ==========

Diluted earnings per share:
Reported net income before extraordinary item                  $       .17               $      .21
Goodwill amortization                                                   --                      .04
                                                               -----------               ----------
Adjusted net income before extraordinary item                  $       .17               $      .25
                                                               ===========               ==========

                                                                          FOR THE SIX MONTHS ENDED
                                                              --------------------------------------------------
                                                              JUNE 30, 2002                JUNE 30, 2001
                                                              -------------        -----------------------------
                                                                   (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              --------------------------------------------------
                                                                                                    CONSOLIDATED
                                                                                                          AND
                                                              CONSOLIDATED         PRO FORMA           COMBINED
                                                              ------------         ---------           --------

Reported net income before extraordinary item                   $   18,027         $   25,484         $   22,076
Add:  Goodwill amortization                                             --              3,763              3,172
                                                                ----------         ----------         ----------
Adjusted net income before extraordinary item                   $   18,027         $   29,247         $   25,248
                                                                ==========         ==========         ==========

Basic earnings per share:
Reported net income before extraordinary item                   $      .37         $      .53         $      .52
Goodwill amortization                                                   --                .08                .08
                                                                ----------         ----------         ----------
Adjusted net income before extraordinary item                   $      .37         $      .61         $      .60
                                                                ==========         ==========         ==========

Diluted earnings per share:
Reported net income before extraordinary item                   $      .37         $      .53         $      .51
Goodwill amortization                                                   --                .07                .07
                                                                ----------         ----------         ----------
Adjusted net income before extraordinary item                   $      .37         $      .60         $      .58
                                                                ==========         ==========         ==========

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

4. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                          2002          2001
                                                                                          ----          ----

         Accounts receivable:
           Trade.............................................................          $  84,417     $ 115,726
           Unbilled revenue..................................................             12,291         2,674
           Other.............................................................              2,814         1,123
           Allowance for doubtful accounts...................................             (2,119)       (2,733)
                                                                                       ---------     ---------
                                                                                       $  97,403     $ 116,790
                                                                                       =========     =========

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                          2002          2001
                                                                                          ----          ----

         Inventories:
           Tubular goods.....................................................          $  38,663     $  41,882
           Other finished goods and purchased products.......................             17,365        20,024
           Work in process...................................................             18,137        12,012
           Raw materials.....................................................             10,281         8,696
                                                                                       ---------     ---------

           Total inventories.................................................             84,446        82,614
           Inventory reserves................................................             (5,374)       (5,697)
                                                                                       ---------     ---------
                                                                                       $  79,072     $  76,917
                                                                                       =========     =========

                                                                       ESTIMATED        JUNE, 30    DECEMBER 31,
                                                                      USEFUL LIFE         2002          2001
                                                                      -----------         ----          ----

         Property, plant and equipment:
           Land..................................................                      $   4,224     $   4,163
           Buildings and leasehold improvements..................      2-50 years         29,286        27,505
           Machinery and equipment...............................      2-15 years        154,310       147,183
           Rental tools..........................................      3-10 years         26,453        24,876
           Office furniture and equipment........................      1-10 years         11,573        10,667
           Vehicles..............................................       2-5 years          5,947         6,197
           Construction in progress..............................                            620         1,033
                                                                                       ---------     ---------

            Total property, plant and equipment..................                        232,413       221,624
         Less: Accumulated depreciation..........................                        (82,005)      (71,534)
                                                                                       ---------     ---------
                                                                                       $ 150,408     $ 150,090
                                                                                       =========     =========

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2002             2001
                                                                                       ----             ----

         Accounts payable and accrued liabilities:
           Trade accounts payable............................................         $  57,381      $  52,386
           Accrued compensation..............................................             8,853         10,317
           Accrued insurance.................................................             3,635          3,498
           Accrued interest..................................................               248            248
           Accrued taxes, other than income taxes............................             2,509          3,314
           Reserves related to discontinued operations, current portion......             5,090          4,976
           Postretirement healthcare benefits current portion................             1,100          1,100
           Other.............................................................            10,014          7,689
                                                                                      ---------      ---------
                                                                                      $  88,830      $  83,528
                                                                                      =========      =========

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

    Financial information by industry segment for each of the three-month and six-month periods ended June 30, 2002 and 2001 is summarized in the following table (in thousands):

                                                       OFFSHORE      WELLSITE       TUBULAR       CORPORATE AND
                                                       PRODUCTS      SERVICES      SERVICES       ELIMINATIONS       TOTAL
                                                       --------      --------      --------       -------------      -----

           THREE MONTHS ENDED JUNE 30, 2002
              Revenues from unaffiliated
              customers........................        $ 46,491      $ 50,885     $  53,463         $    --       $ 150,839
                                                       ========      ========     =========         =======       =========
              EBITDA as defined(1).............           8,456         8,578         1,235          (1,252)         17,017
                                                       ========      ========     =========         =======       =========
              Depreciation and amortization....           1,344         4,121           145              11           5,621
                                                       ========      ========     =========         =======       =========
              Operating income (loss)..........           7,112         4,457         1,090          (1,263)         11,396
                                                       ========      ========     =========         =======       =========
              Capital expenditures.............           1,643         4,613            33               3           6,292
                                                       ========      ========     =========         =======       =========
              Total assets.....................         161,358       232,019       116,496           4,012         513,885
                                                       ========      ========     =========         =======       =========

           THREE MONTHS ENDED JUNE 30, 2001
              Revenues from unaffiliated
              customers........................        $ 32,429      $ 56,492     $  86,412         $    --       $ 175,333
                                                       ========      ========     =========         =======       =========
              EBITDA as defined(1).............           3,960        14,134         3,758          (1,392)         20,460
                                                       ========      ========     =========         =======       =========
              Depreciation and amortization....           1,534         3,980           498             942           6,954
                                                       ========      ========     =========         =======       =========
              Operating income (loss)..........           2,426        10,154         3,261          (2,335)         13,506
                                                       ========      ========     =========         =======       =========
              Capital expenditures.............             710         6,958           195              14           7,877
                                                       ========      ========     =========         =======       =========
              Total assets.....................         137,155       213,689       132,657          63,948         547,449
                                                       ========      ========     =========         =======       =========

                                                       OFFSHORE      WELLSITE       TUBULAR       CORPORATE AND
                                                       PRODUCTS      SERVICES      SERVICES       ELIMINATIONS       TOTAL
                                                       --------      --------      --------       -------------      -----

           SIX MONTHS ENDED JUNE 30, 2002
              Revenues from unaffiliated
              customers.....................           $ 79,228      $117,478     $ 104,732         $    --       $ 301,438
                                                       ========      ========     =========         =======       =========
              EBITDA as defined(1)..........             12,817        23,805         1,352          (2,454)         35,520
                                                       ========      ========     =========         =======       =========
              Depreciation and amortization.              2,689         7,928           289              24          10,930
                                                       ========      ========     =========         =======       =========
              Operating income (loss).......             10,128        15,877         1,063          (2,478)         24,590
                                                       ========      ========     =========         =======       =========
              Capital expenditures..........              3,024         6,755            78               3           9,860
                                                       ========      ========     =========         =======       =========
              Total assets..................            161,358       232,019       116,496           4,012         513,885
                                                       ========      ========     =========         =======       =========

           SIX MONTHS ENDED JUNE 30, 2001
              Revenues from unaffiliated
              customers.....................           $ 61,930      $125,647     $ 130,733         $    --       $ 318,310
                                                       ========      ========     =========         =======       =========
              EBITDA as defined(1)..........              5,747        34,013         5,859          (2,529)         43,090
                                                       ========      ========     =========         =======       =========
              Depreciation and amortization.              3,144         8,056           700           1,419          13,319
                                                       ========      ========     =========         =======       =========
              Operating income (loss).......              2,603        25,957         5,159          (3,948)         29,771
                                                       ========      ========     =========         =======       =========
              Capital expenditures..........              1,447        10,677           334              79          12,537
                                                       ========      ========     =========         =======       =========
              Total assets..................            137,155       213,689       132,657          63,948         547,449
                                                       ========      ========     =========         =======       =========

(1) EBITDA as defined consists of operating income (loss) before depreciation and amortization expense. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, our EBITDA as defined calculation may not be comparable to other similarly titled measures of other companies. We have included EBITDA as defined as a supplemental disclosure because it may provide useful information regarding our ability to service debt and to fund capital expenditures.

6. COMPREHENSIVE INCOME

    Comprehensive income for the three and six month periods ended June 30, 2002 and 2001 was as follows (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        2002             2001             2002             2001
                                                        ----             ----             ----             ----
Comprehensive income:
   Net income ...............................         $  8,219         $ 10,261         $ 18,027         $ 21,292
   Cumulative translation  adjustment .......            3,557            1,542            3,254           (1,531)
                                                      --------         --------         --------         --------
   Total comprehensive income ...............         $ 11,776         $ 11,803         $ 21,281         $ 19,761
                                                      ========         ========         ========         ========

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

    The Company is aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Certain subsidiaries of the Company are currently named as defendants in two single plaintiff cases seeking damages, including punitive damages, alleging that our subsidiaries have responsibility for the individuals developing mesothelioma, asbestosis, lung cancer or other lung diseases as a result of exposure to asbestos. Although these are the only cases that management is aware that are pending or threatened against the Company or its subsidiaries involving allegations relating to asbestos exposure, additional asbestos related claims may be made. Based on management's preliminary investigation, management does not believe that these cases or future claims relating to asbestos exposure will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

           PRO FORMA CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                       HISTORICAL                                        PRO FORMA
                                    ----------------    -------------------------------------------------------------------------
                                                          SOONER INC.                  MINORITY                      COMBINED AND
                                    CONSOLIDATED AND     (PERIOD FROM    SOONER INC.   INTEREST       OFFERING       CONSOLIDATED,
                                        COMBINED        JAN. 1, 2001 TO  ADJUSTMENTS  ADJUSTMENTS    ADJUSTMENTS     ACQUISITIONS
                                           GROUP        FEB. 14, 2001)    (NOTE 2)     (NOTE 3)    (NOTES 1 AND 4)   AND OFFERING
                                    ----------------    ---------------  -----------  -----------  ---------------   ------------

Revenue...........................      $ 318,310          $ 48,517        $            $              $               $366,827
Expenses
  Costs of sales..................        249,802            45,140                                                     294,942
  Selling, general and
    administrative................         25,437             1,134                                                      26,571
  Depreciation and amortization...         13,319               188           331          135                           13,973
  Other expense (income)..........            (19)                                                                          (19)
                                        ---------          --------        ------       ------         ------          --------
Operating income (loss)...........         29,771             2,055          (331)        (135)                          31,360
                                        ---------          --------        ------       ------         ------          --------
Interest income...................            372                22                                                         394
Interest expense..................         (5,685)             (585)                                      843(A)         (5,427)
Other income......................           (274)               (1)                                                       (275)
                                        ---------          --------        ------       ------         ------          --------
  Earnings before income taxes....         24,184             1,491          (331)        (135)           843            26,052
Income tax (expense) benefit......           (508)             (542)                                      482(C)           (568)
                                        ---------          --------        ------       ------         ------          --------
Net income (loss) before minority
  interests.......................         23,676               949          (331)        (135)         1,325            25,484

Minority interests, net of taxes..         (1,600)                                                      1,600                --
                                        ---------          --------        ------       ------         ------          --------
Net income (loss) before
  extraordinary item..............         22,076               949          (331)        (135)         2,925            25,484
Extraordinary loss on debt
  restructuring...................           (784)                                                                         (784)
                                        ---------          --------        ------       ------         ------          --------
Net income (loss).................         21,292               949          (331)        (135)         2,925            24,700
Preferred dividends...............            (41)                                                         41(B)             --
                                        ---------          --------        ------       ------         ------          --------
Net income attributable to common
  shares..........................      $  21,251          $    949        $ (331)      $ (135)        $2,966          $ 24,700
                                        =========          ========        ======       ======         ======          ========
Net income per common share.......
  Basic...........................      $     .50                                                                      $   0.51
                                        =========                                                                      ========
  Diluted.........................      $     .49                                                                      $   0.51
                                        =========                                                                      ========
Average shares outstanding........
  Basic...........................         42,300                                                                        48,169
                                        =========                                                                      ========
  Diluted.........................         43,539                                                                        48,688
                                        =========                                                                      ========

                         OIL STATES INTERNATIONAL, INC.

                  NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                          COMBINED FINANCIAL STATEMENTS

Basis of Presentation

         The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed concurrent with the adoption of new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements in the Company's Form 10-K for the year ended December 31, 2001).

         The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed concurrent with the adoption of new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements in the Company's Form 10-K for the year ended December 31, 2001). The unaudited pro forma statements of operations for the six months ended June 30, 2001, include the historical financial statements of Sooner, adjusted for the effects of purchase accounting, as presented below.

NOTE 1. COMBINING ADJUSTMENTS

         Minority interest in (income) loss and related tax effect of the Controlled Group are presented below (in thousands):

                                                                   OIL STATES          HWC              PTI              TOTAL
                                                                   ----------          ---              ---             --------
         Period from January 1, 2001 to February 14, 2001.......   $   72            $ (129)          $ (1,543)         $ (1,600)
                                                                   ======            ======           ========          ========

NOTE 2. ACQUISITION OF SOONER

         To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):

Purchase price............................................................................      $  69.5 (1)
Less: fair value of net assets acquired...................................................         29.7
                                                                                                -------
Goodwill..................................................................................      $  39.8
                                                                                                =======

Amortization for the period from January 1, 2001 to February 14, 2001.....................      $   .33
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

NOTE 3. ACQUISITION OF MINORITY INTERESTS

         To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                                                 OIL STATES        HWC            PTI          COMBINED
                                                                 ----------        ---            ---          --------

Common stock issued to minority interests .............           1,418,729      1,359,603      4,204,058      6,982,390
Estimated offering price per share ....................         $      9.00    $      9.00    $      9.00    $      9.00
                                                                -----------    -----------    -----------    -----------
Purchase price of the minority interests ..............         $      12.8    $      12.2    $      37.8    $      62.8

Minority interests in fair value of net assets acquired                13.8            7.7           15.9           37.4
                                                                -----------    -----------    -----------    -----------
Additional goodwill ...................................         $      (1.0)   $       4.5    $      21.9    $      25.4
                                                                ===========    ===========    ===========    ===========

Amortization of the additional goodwill for the period
from January 1, 2001 to February 14, 2001 .............         $     (.015)   $      .020    $      .130    $      .135
                                                                ===========    ===========    ===========    ===========

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

Critical Accounting Policies

    In our selection of critical accounting policies, our objective is to properly reflect our financial position and results of operations in each reporting period in a manner that will be understood by those who utilize our financial statements. Often we must use our judgment about uncertainties. There are several critical accounting policies that we have put into practice that have an important effect on our reported financial results.

    We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, postretirement benefits, warranty claims and contract claims.

    The determination of impairment on long-lived assets, including goodwill, is conducted as indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets. In periods of prolonged down cycles, these estimates may result in impairment charges.

    We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income or expense in the period in which the facts that give rise to the revision become known.

    Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

    The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. If our estimates are too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

Overview

    We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities. In our well site services business segment, we provide hydraulic well control services, drilling rigs, pressure control equipment and rental tools and workforce accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services division, we distribute premium tubing and casing. Sales of tubular products and services depend upon the overall level of drilling activity and the types of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional tubular and casing strings.

    Energy and oilfield service activities are highly cyclical depending upon crude oil and natural gas pricing, among other things. Beginning in late 1996 and continuing through the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The price of crude oil and natural gas increased over 1999 levels in 2000 and 2001 due to improved demand for oil, supply reductions by OPEC member countries and reductions in natural gas storage levels. However, crude oil and natural gas prices decreased significantly from levels reached in early 2001 by the end of 2001 and during the first half of 2002. The economic slowdown in the United States and the rest of the world, moderate weather and the resultant increased inventories of oil and gas, especially in the United States, contributed to those price declines. With those price reductions, our customers have responded with decreased drilling activity and spending on exploration and development.

    We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

                                             AVERAGE FOR THE
                                                SIX MONTHS
                                                   ENDED
                                                  JUNE 30,                 AVERAGE FOR THE YEAR ENDED DECEMBER 31,
                                             -----------------       -----------------------------------------------------
                                              2002        2001        2001        2000        1999        1998        1997
                                             -----       -----       -----       -----       -----       -----       -----

        United States ................         812       1,188       1,156         918         624         837         942
        Canada .......................         265         384         341         345         245         259         374
                                             -----       -----       -----       -----       -----       -----       -----
          Total North America ........       1,077       1,572       1,497       1,263         870       1,096       1,316
                                             =====       =====       =====       =====       =====       =====       =====

    The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. The downturn in activity in 1998 and 1999 had a material adverse effect on demand for our products and services, and the results of our operations decreased significantly. Our business benefited from the improvement in crude oil and natural gas pricing in 2000 and 2001 and the resulting increases in the rig count in 2000 and the first half of 2001. The U.S. rig count reached 1,293 in July 2001 but declined thereafter, reaching 738 rigs on April 15, 2002, its lowest level since 1999. The U.S. rig count has risen since then and totaled 843 as of June 30, 2002.

    We believe that our offshore products segment lagged the general market recovery in 2000 and 2001 because its sales primarily relate to offshore construction and production facility development which generally occur later in the exploration and development cycle. Worldwide offshore construction and development activity is improving currently as the industry increasingly pursues deeper water drilling and development projects. Backlog in our offshore products segment increased from $53.9 million at June 30, 2001 to $98.3 million at June 30, 2002. We expect approximately 74% of our backlog as of June 30, 2002 to be completed by December 31, 2002.

    Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, there can be no assurance that these expectations will be realized. Although the diversified nature of our businesses is expected to moderate the impact of North American drilling activity declines, we are expecting a 12-17% revenue decline in 2002 compared to pro forma 2001 levels based upon our forecast of energy prices and drilling activity levels.

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

    The financial results of Oil States, HWC and PTI have been combined for the three years in the period ended December 31, 2000 as well as the beginning of calendar 2001 until February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations for those periods. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrent with the closing of our initial public offering on February 14, 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the six months ended June 30, 2001 reflect the acquisition of Sooner effective as of January 1, 2001. Following the acquisition of Sooner, we reported under three business segments.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)

                                            THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                            ---------------------------           -------------------------
                                               2002           2001           2002         2001            2001
                                               ----           ----           ----         ----            ----
                                                                                                      CONSOLIDATED
                                                                         CONSOLIDATED   PRO FORMA     AND COMBINED
                                                                         ------------   ---------     ------------
Revenues
  Well Site Services....................... $      50.9  $     56.5      $     117.5   $    125.6       $   125.6
  Offshore Products........................        46.5        32.4             79.2         61.9            61.9
  Tubular Services.........................        53.4        86.4            104.7        179.3           130.8
                                            -----------  ----------      -----------   ----------      ----------
          Total............................ $     150.8  $    175.3      $     301.4   $    366.8       $   318.3
                                            ===========  ==========      ===========   ==========       =========

Gross Margin
  Well Site Services....................... $      13.6  $     20.0      $      33.6   $     45.6       $    45.6
  Offshore Products........................        12.5         8.1             20.7         14.4            14.4
  Tubular Services.........................         3.1         5.8              5.3         12.3             8.9
  Corporate/Other..........................          --         (.2)              --          (.4)            (.4)
                                            -----------  ----------      -----------   ----------      ----------
          Total............................ $      29.2  $     33.7      $      59.6   $     71.9       $    68.5
                                            ===========  ==========      ===========   ==========       =========

Gross Margin as a Percent of Revenues
  Well Site Services.......................        26.7%       35.4%            28.6%        36.3%           36.3%
  Offshore Products........................        26.9%       25.0%            26.1%        23.3%           23.3%
  Tubular Services.........................         5.8%        6.7%             5.1%         6.9%            6.8%
       Total...............................        19.3%       19.2%            19.8%        19.6%           21.5%

Operating Income (Loss)
  Well Site Services....................... $       4.5  $     10.1      $      15.9   $     26.0       $    26.0
  Offshore Products........................         7.1         2.4             10.1          2.6             2.6
  Tubular Services.........................         1.1         3.3              1.1          7.2             5.1
  Corporate/Other..........................        (1.3)       (2.3)            (2.5)        (4.4)           (3.9)
                                            -----------  ----------      -----------   ----------      ----------
          Total............................ $      11.4  $     13.5      $      24.6   $     31.4       $    29.8
                                            ===========  ==========      ===========   ==========       =========


  THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    Revenues. Revenues decreased $24.5 million, or 14.0%, to $150.8 million during the quarter ended June 30, 2002 compared to revenues of $175.3 million during the quarter ended June 30, 2001. Tubular Services revenues decreased $33.0 million, or 38.2%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 as a result of reduced drilling activity in the U.S. Well Site Services revenues declined $5.6 million, or 9.9%, while Offshore Products revenues increased $14.1 million, or 43.5%, during the same period. Well Site Services revenues declined compared to the prior year primarily due to lower drilling and workover activity in North America. Offshore Products revenues increased as a result of greater activity supporting offshore production facility construction primarily in deepwater.

    Cost of Sales. Cost of sales decreased by $20.0 million, or 14.1%, to $121.6 million in the three months ended June 30, 2002 compared to $141.6 million in the three month period ended June 30, 2001. Decreased Tubular Services activity was the principal reason for the decrease in cost of sales during the period. Tubular Services cost of sales decreased from $80.6 million in the second quarter of 2001 to $50.4 million in the second quarter of 2002, a decrease of $30.2 million, or 37.5%.

    Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, decreased $4.5 million, or 13.4%, from $33.7 million in the three months ended June 30, 2001 to $29.2 million in the three months ended June 30, 2002. Well Site Services gross margins decreased $6.4 million, or 32.0%, to $13.6 million in the three months ended June 30, 2002. Within our Well Site Services segment, shallow drilling and specialty rental tool businesses' gross margins declined $1.7 million, or 56.1%, and $.9 million, or 18.4%, respectively, as a result of lower utilization and pricing for our drilling and rental tool assets. Also in Well Site Services, our workforce accommodations, catering and logistics services and modular building construction services gross margins decreased by $2.2 million, or 39.4%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 because a greater mix of revenues was generated from our lower-margin catering and modular building construction activities and because of lower U.S. Gulf of Mexico rental revenues. Offshore Products gross margins increased $4.4 million, or 54.4%, from $8.1 million in the three months ended June 30, 2001 to $12.5 million in the three months ended June 30, 2002 primarily due to increased revenues, a favorable mix of our higher-margin connector products and increased cost absorption at our facilities. Tubular Services gross margins declined to $3.1 million, or 5.8% of Tubular Services revenues in the three months ended June 30, 2002 compared to $5.8 million, or 6.7% of Tubular Services revenues, in the three months ended June 30, 2001 as a result of decreased drilling activity which decreased demand for our Tubular products and services.

    Selling, General and Administrative Expenses. During the three months ended June 30, 2002, selling, general and administrative expenses (SG&A) totaled $12.0 million compared to SG&A of $13.1 million for the three months ended June 30, 2001. The decrease of $1.1 million, or 8.4%, was due to cost containment measures taken in light of lower activity levels in 2002 and the absence of certain nonrecurring charges, totaling $0.3 million, in our workforce accommodations business that were recorded during the three months ended June 30, 2001.

    Depreciation and Amortization. Depreciation expense increased $0.6 million in the second quarter 2002 compared to the second quarter 2001 due primarily to capital expenditures made in our Well Site Services segment during 2001. Amortization expense decreased from $2.0 million in the second quarter 2001 to $.1 million in the second quarter 2002 due to the adoption of a new accounting standard that discontinued goodwill amortization. See Note 2 to our Consolidated and Combined Financial Statements included in this Form 10-Q.

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income (expense). Our operating income decreased $2.1 million, or 15.6%, to $11.4 million for the three months ended June 30, 2002 from $13.5 million in the three month period ended June 30, 2001. Well Site Services operating income decreased from $10.1 million during the three months ended June 30, 2001 to $4.5 million for the three months ended June 30, 2002. Offshore Products operating income increased from $2.4 million during the three months ended June 30, 2001 to $7.1 million for the three months ended June 30, 2002. Tubular Services operating income was $1.1 million for the three months ended June 30, 2002 compared to operating income of $3.3 million during 2001. The accounting change affecting goodwill amortization for our company impacted "Corporate/Other" operating income and contributed to the operating loss being reduced from $2.3 million in 2001 to an operating loss of $1.3 million in the three months ended June 30, 2002.

    Interest Expense. Interest expense decreased $1.5 million, or 60.0%, to $1.0 million for the quarter ended June 30, 2002 compared to $2.5 million for the quarter ended June 30, 2001. Decreased interest expense is attributable to lower debt levels and interest rates.

    Income Tax Expense. Income tax expense totaled $2.3 million, or 22.0% of pretax income, during the quarter ended June 30, 2002 compared with $0.3 million, or 3.1% of pretax income, during the quarter ended June 30, 2001. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2002 compared to 2001.

    SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 2001

    Revenues. Revenues decreased $65.4 million, or 17.8%, to $301.4 million during the six months ended June 30, 2002 compared to revenues of $366.8 million during the six months ended June 30, 2001. Tubular Services revenues decreased $74.6 million, or 41.6%, in the six months ended June 30, 2002 compared to pro forma revenues in the six months ended June 30, 2001 as a result of reduced drilling activity in the U.S. Well Site Services revenues declined $8.1 million, or 6.4%, and Offshore Products revenues increased $17.3 million, or 27.9%, during the same period. Well Site Services revenues declined compared to the prior year primarily due to lower drilling and workover activity in North America. Offshore Products revenues increased as a result of greater activity supporting offshore production facility construction primarily in deepwater.

    Cost of Sales. Cost of sales decreased by $53.1 million, or 18.0%, to $241.8 million in the six months ended June 30, 2002 compared to pro forma cost of sales of $294.9 million in the six month period ended June 30, 2001. Decreased Tubular Services activity was the principal reason for the decrease in cost of sales during the period. Tubular Services cost of sales decreased from $167.0 million in the first half of 2001 to $99.4 million in the first half of 2002, a decrease of $67.6 million, or 40.5%.

    Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, decreased $12.3 million, or 17.1%, from $71.9 million in the six months ended June 30, 2001 to $59.6 million in the six months ended June 30, 2002. Well Site Services gross margins decreased $12.0 million, or 26.3%, to $33.6 million in the six months ended June 30, 2002 compared to $45.6 million in the six months ended June 30, 2001. Within our Well Site Services segment, shallow drilling and specialty rental tool businesses' gross margins declined $2.8 million, or 53.7%, and $1.7 million, or 18.8%, respectively, as a result of lower utilization and pricing for our drilling and rental tool assets. Also in Well Site Services, our workforce accommodations, catering and logistics services and modular building construction services gross margins decreased by $5.8 million, or 23.3%, because a greater mix of revenues was generated from our lower-margin catering and modular building construction activities and because of lower U.S. Gulf of Mexico rental revenues. Offshore Products gross margins increased $6.3 million, or 43.8%, from $14.4 million in the six months ended June 30, 2001 to $20.7 million in the six months ended June 30, 2002 primarily due to increased revenues, a favorable mix of our higher-margin connector products and increased cost absorption at our facilities. Tubular Services gross margins declined to $5.3 million, or 5.1% of Tubular Services revenues in the six months ended June 30, 2002 compared to $12.3 million, or 6.9% of Tubular Services pro forma revenues, in the six months ended June 30, 2001 as a result of decreased drilling activity which decreased demand for our Tubular products and services.

    Selling, General and Administrative Expenses. During the six months ended June 30, 2002, selling, general and administrative expenses (SG&A) totaled $24.2 million compared to pro forma SG&A of $26.6 million for the six months ended June 30, 2001. The decrease of $2.4 million, or 9.0%, was due to cost containment measures taken in light of lower activity levels in 2002, partially offset by the related severance costs associated with certain lay-offs made in the first quarter.

    Depreciation and Amortization. Depreciation expense increased $0.8 million in the first half 2002 compared to the first half 2001 due primarily to capital expenditures made in our Well Site Services segment during 2001. Amortization expense decreased from $3.9 million in the first half 2001 to $.1 million in the first half 2002 due to the adoption of a new accounting standard that discontinued goodwill amortization. See Note 2 to our Consolidated and Combined Financial Statements included in this Form 10-Q.

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income (expense). Our operating income decreased $6.8 million, or 21.7%, to $24.6 million for the six months ended June 30, 2002 from $31.4 million in the six month period ended June 30, 2001. Well Site Services operating income decreased from $26.0 million to $15.9 million during the period. Offshore Products operating income increased from $2.6 million during the six months ended June 30, 2001 to $10.1 million for the six months ended June 30, 2002. Tubular Services operating income was $1.1 million for the six months ended June 30, 2002 compared to $7.2 million during 2001, a decrease of $6.1 million, or 84.7%. The accounting change affecting goodwill amortization for our company impacted "Corporate/Other" operating income and contributed to the operating loss being reduced from $4.4 million in 2001 to an operating loss of $2.5 million in the six months ended June 30, 2002.

    Interest Expense. Interest expense decreased $3.4 million, or 62.9%, to $2.0 million for the six months ended June 30, 2002 compared to $5.4 million for the six months ended June 30, 2001. Decreased interest expense is attributable to lower debt levels and interest rates.

    Income Tax Expense. Income tax expense totaled $5.1 million, or 22.0% of pretax income, in the six months ended June 30, 2002 compared with $0.6 million, or 2.2% of pretax income, in the six months ended June 30, 2001. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2002 compared to 2001.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

    Prior to the Sooner acquisition in February 2001, we reported under two business segments, Offshore Products and Well Sites Services. Information for these two segments, which represent the combined results of Oil States, HWC and PTI using reorganization accounting, is presented in our financial statements included elsewhere in this Form 10-Q and in the discussion included in "Six Months ended June 30, 2002 Compared to Pro Forma Six Months ended June 30, 2001" above. Subsequent to the Combination, we reported under the three business segments discussed above.

    We believe that the pro forma results of operations discussed above reflect the components of our current business operations and capital structure and provide the most appropriate basis for comparison of our results of operations for the indicated periods.

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

    Cash was provided by operations during the six months ended June 30, 2002 and 2001 in the amounts of $56.5 million and $8.1 million, respectively. Cash provided by operations in 2002 was generated by our net income and lower working capital invested, primarily in our Tubular Services segment. During the six months ended June 30, 2001, there were significant investments in working capital made as a result of tubular inventory increases and increased activity in our Well Site Services segment.

    Cash was used by investing activities in the amount of $10.5 million during the six months ended June 30, 2002 primarily as a result of capital expenditures which totaled $9.9 million and one rental tool acquisition made in our Well Site Services segment totaling $1.4 million, partially offset by cash proceeds from asset sales.

    Capital expenditures totaled $9.9 million and $12.5 million during the six months ended June 30, 2002 and 2001, respectively. Capital expenditures during both of these periods consisted principally of purchases of assets for our well site services businesses. We currently expect to spend a total of approximately $25.3 million during 2002, excluding acquisitions, to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds.

    Net cash of $47.3 million was used in financing activities during the six months ended June 30, 2002, primarily as a result of elective debt repayments under our bank credit facility.

    As of June 30, 2002, we had $23.1 million outstanding under our bank credit facility and an additional $7.3 million of outstanding letters of credit, leaving $119.6 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the UK that had a balance of $2.8 million at June 30, 2002. Our total debt represented 7.8% of our total capitalization at June 30, 2002.

    Subsequent to June 30, 2002, we closed various acquisitions requiring cash in the amount of $26.0 million. One acquisition was made in our Offshore Products segment and two were in our Well Site Services segment. Considering these acquisitions, our total debt to total capitalization has increased to approximately 13.5% subsequent to June 30, 2002. In addition, we have executed a letter of intent of acquire certain assets of a competitor in our Offshore Products segment. The transaction is estimated to cost approximately $18.5 million cash and is expected to close during the third quarter. If successfully completed, our total debt to total capitalization would increase to approximately 17.0%.

    We believe that cash from operations and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make additional acquisitions, we may need to raise additional capital. However, there is no assurance that we will be able to raise additional funds or be able to raise such funds on favorable terms.

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

    As of June 30, 2002, we had floating rate obligations totaling approximately $25.9 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2002 levels, our combined interest expense would increase by a total of approximately $0.3 million annually based upon borrowing levels at June 30, 2002.

    Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of June 30, 2002, we had Canadian dollar-denominated debt totaling approximately $1.3 million. We had no interest rate hedges or forward foreign exchange contracts at June 30, 2002.

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

    The Company is aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Certain subsidiaries of the Company are currently named as defendants in two single plaintiff cases seeking damages, including punitive damages, alleging that our subsidiaries have responsibility for the individuals developing mesothelioma, asbestosis, lung cancer or other lung diseases as a result of exposure to asbestos. Although these are the only cases that management is aware that are pending or threatened against the Company or its subsidiaries involving allegations relating to asbestos exposure, additional asbestos related claims may be made. Based on management's preliminary investigation, management does not believe that these cases or future claims relating to asbestos exposure will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 15, 2002 (1) to elect two Class I members of the Board of Directors to serve for three-year terms, (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2002 and (3) to approve the 2001 Equity Participation Plan, as amended and restated effective February 19, 2002.

    The two Class I directors who were so elected were L. E. Simmons and Douglas
E. Swanson. The number of affirmative votes and the number of votes withheld for the directors so elected were:

                 NAMES                        NUMBER OF AFFIRMATIVE VOTES                  NUMBER WITHHELD
                 -----                        ---------------------------                  ---------------

L. E. Simmons                                         39,143,890                              3,171,400
Douglas E. Swanson                                    39,416,839                              2,898,451

    The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were as follows:

      NUMBER OF AFFIRMATIVE VOTES              NUMBER OF NEGATIVE VOTES                      ABSTENTIONS
      ---------------------------              ------------------------                      -----------

              42,276,179                                33,473                                  5,638

    The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the reapproval of the 2001 Equity Participation Plan, as amended and restated effective February 19, 2002 were as follows:

      NUMBER OF AFFIRMATIVE VOTES              NUMBER OF NEGATIVE VOTES                      ABSTENTIONS
      ---------------------------              ------------------------                      -----------

              40,040,478                               2,264,802                               10,010


ITEM 5. OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX OF EXHIBITS

         EXHIBIT NO.                                  DESCRIPTION

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

            10.16**   -- Form of Executive Agreement between Oil States
                         International, Inc. and named executive officer (Mr. Trahan). (Incorporated by reference to Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).

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

                         OIL STATES INTERNATIONAL, INC.

    Date:   August 13, 2002       By          /s/  CINDY B. TAYLOR
            -------------------     -------------------------------------------
                                                Cindy B. Taylor
                                      Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                               Financial Officer)



    Date:   August 13, 2002       By         /s/  ROBERT W. HAMPTON
            -------------------     -------------------------------------------
                                                Robert W. Hampton
                                      Vice President -- Finance and Accounting
                                    and Secretary (Principal Accounting Officer)