Form 10-Q
period 2002-09-30
OIL STATES INTERNATIONAL INC
filed 2002-11-13
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to __________________

                         Commission file number 1-16337

                         OIL STATES INTERNATIONAL, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)

            Delaware                                  76-0476605
            --------                                  ----------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

           Three Allen Center,                           77002
      333 Clay Street, Suite 3460,                       -----
            Houston, Texas                            (Zip Code)
      ----------------------------
(Address of principal executive offices)

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

                                 YES [X] NO [ ]

The Registrant had 48,313,160 shares of common stock outstanding as of November 8, 2002.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
                                 PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated and Combined and Pro Forma Financial Statements
          Unaudited Consolidated Statements of Operations for the Three Months Ended
            September 30, 2002 and 2001                                                                 3
          Unaudited Consolidated, Combined and Pro Forma Statement of Operations for the
            Nine Months Ended September 30, 2002 and 2001                                               4
          Consolidated Balance Sheets - September 30, 2002 (unaudited) and
            December 31, 2001                                                                           5
          Unaudited Consolidated and Combined Statements of Cash Flows for
            the Nine Months Ended September 30, 2002 and 2001                                           6
        Notes to Unaudited Consolidated, Combined and Pro Forma Financial Statements               7 - 12

        Unaudited Pro Forma Consolidated and Combined Financial Statement                              13
          Unaudited Pro Forma Consolidated and Combined Statement of Operations for the
            Nine Months Ended September 30, 2001                                                       14
          Notes to Unaudited Pro Forma Consolidated and Combined Financial Statement              15 - 16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                                17 - 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     24

Item 4. Controls and Procedures                                                                        25

                                   PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                                              26

Item 2. Changes in Securities and Use of Proceeds                                                      26

Item 3. Default Upon Senior Securities                                                                 26

Item 4. Submission of Matters to a Vote of Security Holders                                            26

Item 5. Other Information                                                                              26

Item 6. Exhibits and Reports on Form 8-K                                                               26

          (a) Index of Exhibits                                                                   26 - 28

          (b) Report on Form 8-K                                                                       28

        Signature Page and Certification                                                          29 - 31

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ------------------------------
                                                            2002                  2001
                                                          --------             ---------
Revenues........................................          $154,595             $ 173,510

Costs and expenses:
  Cost of sales.................................           121,756               140,390
  Selling, general and administrative expenses..            12,697                12,974
  Depreciation expense..........................             5,821                 5,200
  Amortization expense..........................               121                 1,957
  Other expense/(income)........................                46                  (191)
                                                          --------             ---------
                                                           140,441               160,330
                                                          --------             ---------
Operating income................................            14,154                13,180

Interest income.................................               143                    93
Interest expense................................            (1,158)               (2,124)
Other income....................................                30                   116
                                                          --------             ---------
Income before income taxes......................            13,169                11,265
Income tax expense..............................            (2,981)                 (963)
                                                          --------             ---------
Net income......................................          $ 10,188             $  10,302
                                                          ========             =========

Basic net income per share......................          $    .21             $     .21

Diluted net income per share....................          $    .21             $     .21

Weighted average number of common shares
  outstanding:
  Basic.........................................            48,297                48,221
  Diluted.......................................            48,934                48,536

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED, COMBINED AND PRO FORMA STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                        NINE MONTHS ENDED          ---------------------------------------
                                                        SEPTEMBER 30, 2002                                CONSOLIDATED AND
                                                           CONSOLIDATED            PRO FORMA(1)               COMBINED
                                                        ------------------         -------------          ----------------
Revenues............................................      $    456,033              $   540,336             $    491,820

Costs and expenses:
  Cost of sales.....................................           363,599                  435,332                  390,191
  Selling, general and administrative expenses......            36,888                   39,545                   38,412
  Depreciation expense..............................            16,655                   15,234                   15,172
  Amortization expense..............................               216                    5,896                    5,304
  Other operating income............................               (69)                    (211)                    (210)
                                                          ------------              -----------             ------------
                                                               417,289                  495,796                  448,869
                                                          ------------              -----------             ------------
Operating income....................................            38,744                   44,540                   42,951

Interest income.....................................               354                      487                      465
Interest expense....................................            (3,172)                  (7,552)                  (7,809)
Other income (expense)..............................               353                     (160)                    (160)
                                                          ------------              ------------            -------------
Income before income taxes, minority interest, and
  extraordinary item................................            36,279                   37,315                   35,447
Income tax expense..................................            (8,065)                  (1,575)                  (1,471)
Minority interest in income of combined companies
  and consolidated subsidiaries.....................                 1                        3                   (1,598)
                                                          ------------              -----------             ------------
Net income before extraordinary item................            28,215                   35,743                   32,378

Extraordinary loss on debt restructuring, net of
  income taxes......................................                --                     (784)                    (784)
                                                          ------------              ------------            -------------
Net income..........................................            28,215                   34,959                   31,594

Preferred dividends.................................                --                       --                      (41)
                                                          ------------              -----------             ------------
Net income attributable to common shares............      $     28,215              $    34,959             $     31,553
                                                          ============              ===========             ============
Basic earnings (loss) per share:
  Earnings per share before extraordinary item......      $        .58              $       .75             $        .73

  Extraordinary loss on debt restructuring, net
    of income taxes.................................                --                     (.02)                    (.02)
  Basic net income per share........................               .58                      .73                      .71

Diluted earnings (loss) per share:
  Earnings per share before extraordinary item......      $        .58              $       .74             $        .72

  Extraordinary loss on debt restructuring, net
    of income taxes.................................                --                     (.02)                    (.02)

  Diluted net income per share......................               .58                      .72                      .70

Weighted average number of common shares outstanding:
  Basic.............................................            48,260                    48,187                  44,274
  Diluted...........................................            48,827                    48,660                  45,228

(1) See detailed pro forma statement of income and related footnotes on pages 13 to 16 of this Form 10-Q.


                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,     DECEMBER 31,
                        ASSETS                                     2002              2001
                                                               -------------     ------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents............................         $   9,204          $  4,982
  Accounts receivable, net.............................           106,519           116,790
  Inventories, net.....................................           110,420            76,917
  Prepaid expenses and other current assets............             3,694             3,932
                                                                ---------          --------
    Total current assets...............................           229,837           202,621

Property, plant, and equipment, net....................           162,142           150,090
Goodwill, net..........................................           211,440           172,235
Other noncurrent assets................................             8,388             4,937
                                                                ---------          --------
    Total assets.......................................         $ 611,807          $529,883
                                                                =========          ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.............         $  98,349          $ 83,528
  Income taxes.........................................             5,592             4,267
  Current portion of long-term debt....................               701             3,894
  Deferred revenue.....................................             9,225             2,646
  Other current liabilities............................             1,771               509
                                                                ---------          --------
    Total current liabilities..........................           115,638            94,844

  Long-term debt.......................................           104,744            73,939
  Deferred income taxes................................             9,086             8,436
  Postretirement healthcare benefits...................             5,346             5,570
  Other liabilities....................................             2,827             2,897
                                                                ---------          --------
    Total liabilities..................................           237,641           185,686

Stockholders' equity:
  Common stock.........................................               484               483
  Additional paid-in capital...........................           326,644           326,031
  Retained earnings....................................            52,925            24,710
  Accumulated other comprehensive loss.................            (5,887)           (7,027)
                                                                ---------          --------
    Total stockholders' equity.........................           374,166           344,197
                                                                ---------          --------
    Total liabilities and stockholders' equity.........         $ 611,807          $529,883
                                                                =========          ========

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -----------------------------------
                                                                            2002                 2001
                                                                        ------------       ----------------
                                                                                           CONSOLIDATED AND
                                                                        CONSOLIDATED           COMBINED
Cash flows from operating activities:
  Net income before extraordinary item.........................           $ 28,215              $ 32,378
  Adjustments to reconcile net income from continuing
    operations to net cash from operating activities:
    Minority interest, net of distributions....................                 --                 1,599
    Depreciation and amortization..............................             16,871                20,476
    Deferred income tax provision..............................             (1,102)               (6,820)
    Other, net.................................................              1,318                 1,608
    Changes in working capital.................................             16,652               (20,016)
                                                                          --------              --------
      Net cash flows provided by (used in) operating
        activities.............................................             61,954                29,225

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired.............            (64,886)               (5,119)
  Capital expenditures.........................................            (16,282)              (21,538)
  Proceeds from sale of equipment..............................                887                 5,410
  Cash acquired in Sooner acquisition..........................                 --                 4,894
  Other, net...................................................                 64                    17
                                                                          --------              --------
      Net cash flows provided by (used in) investing
        activities.............................................            (80,217)              (16,336)

Cash flows from financing activities:
  Borrowings/(repayments) under revolving credit facility......             27,356                (1,638)
  Debt repayments..............................................             (3,953)              (65,617)
  Preferred stock dividends....................................                 --                  (844)
  Proceeds from issuance of common stock.......................                461                84,599
  Repurchase of preferred stock................................                 --               (21,775)
  Payment of offering and financing costs......................                 --                (5,353)
  Other, net...................................................               (594)               (2,200)
                                                                          --------              --------
      Net cash flows provided by (used in) financing
        activities.............................................             23,270               (12,828)

Effect of exchange rate changes on cash........................               (477)                   22
                                                                          --------              --------
Net increase in cash and cash equivalents from continuing
  operations...................................................              4,530                    83
Net cash provided by (used in) discontinued operations.........               (308)                  334
Extraordinary item.............................................                 --                  (250)
Cash and cash equivalents, beginning of year...................              4,982                 4,821
                                                                          --------              --------
Cash and cash equivalents, end of period.......................           $  9,204              $  4,988
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

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED, COMBINED AND PRO FORMA
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Oil States International, Inc. (Oil States or the Company) and its consolidated subsidiaries since February 14, 2001. On February 14, 2001, the Company acquired the three companies (HWC Energy Services, Inc. - HWC; PTI Group, Inc. - PTI and Sooner Inc. - Sooner) previously reported in the Combined and Pro Forma financial statements presented herein. The combined financial statements include the activities of Oil States, HWC and PTI, (collectively, the Controlled Group) for the period prior to February 14, 2001, utilizing reorganization accounting. The reorganization accounting method, which yields results similar to the pooling of interests method, has been used in the preparation of the combined financial statements of the Controlled Group (entities under common control of SCF-III L.P. (SCF-III), a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner in exchange for its common stock (the Combination). After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated, combined and pro forma financial statements.

    The accompanying unaudited consolidated and combined financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

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

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (in thousands):

                                             OFFSHORE           WELLSITE              TUBULAR
                                             PRODUCTS           SERVICES              SERVICES          TOTAL
                                             --------           --------              --------       -----------
Balance as of January 1, 2002                $ 41,585           $ 81,156              $ 49,494       $   172,235

Goodwill acquired                              27,589             11,067                    --            38,656
Impairment losses                                  --                 --                    --                --
Foreign currency translation  and
  other changes                                   377                 87                    85               549
                                             --------           --------              --------       -----------
Balance as of September 30, 2002             $ 69,551           $ 92,310              $ 49,579       $   211,440
                                             ========           ========              ========       ===========

   The following tables present what reported income before extraordinary items and net income per share would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill.

                                                                   FOR THE THREE MONTHS ENDED
                                                              -------------------------------------
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                                   2002                     2001
                                                              -------------            -------------
                                                              (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              CONSOLIDATED             CONSOLIDATED
Reported net income before extraordinary item                  $    10,188              $    10,302
Add: Goodwill amortization                                              --                    1,881
                                                               -----------              -----------
Adjusted net income before extraordinary item                  $    10,188              $    12,183
                                                               ===========              ===========

Basic earnings per share:
Reported net income before extraordinary item                  $       .21              $       .21
Goodwill amortization                                                   --                      .04
                                                               -----------              -----------
Adjusted net income before extraordinary item                  $       .21              $       .25
                                                               ===========              ===========

Diluted earnings per share:
Reported net income before extraordinary item                  $       .21              $       .21
Goodwill amortization                                                   --                      .04
                                                               -----------              -----------
Adjusted net income before extraordinary item                  $       .21              $       .25
                                                               ===========              ===========

                                                                         FOR THE NINE MONTHS ENDED
                                                       -----------------------------------------------------------
                                                       SEPTEMBER 30, 2002                SEPTEMBER 30, 2001
                                                       ------------------          -------------------------------
                                                                   (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       -----------------------------------------------------------
                                                                                                      CONSOLIDATED
                                                                                                          AND
                                                          CONSOLIDATED             PRO FORMA            COMBINED
                                                          ------------             ---------          ------------
Reported net income before extraordinary item             $     28,215             $  35,743           $    32,378
Add: Goodwill amortization                                          --                 5,644                 5,053
                                                          ------------             ---------           -----------
Adjusted net income before extraordinary item             $     28,215             $  41,387           $    37,431
                                                          ============             =========           ===========
Basic earnings per share:
Reported net income before extraordinary item             $        .58             $     .75           $       .73
Goodwill amortization                                               --                   .12                   .11
                                                          ------------             ---------           -----------
Adjusted net income before extraordinary item             $        .58             $     .87           $       .84
                                                          ============             =========           ===========
Diluted earnings per share:
Reported net income before extraordinary item             $        .58             $     .74           $       .72
Goodwill amortization                                               --                   .12                   .11
                                                          ------------             ---------           -----------
Adjusted net income before extraordinary item             $        .58             $     .86           $       .83
                                                          ============             =========           ===========

3. INITIAL PUBLIC OFFERING, MERGER TRANSACTIONS, REFINANCING AND ACQUISITIONS

    On February 9, 2001, the Company began trading its common stock on the New York Stock Exchange under the symbol "OIS" pursuant to completion of its initial public offering (the Offering). On February 14, 2001, the Company closed the Combination and the Offering thereby acquiring the minority interests in PTI and HWC and 100% of the Sooner operations. The Company recorded additional goodwill of $61.9 million as a result of the acquisition of these minority interests.

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

    In the first nine months of 2002, the Company acquired the following six businesses for total consideration of approximately $72.5 million, which was paid primarily in cash:

         o Southeastern Rentals LLC, based in Mississippi, Edge Wireline Rentals Inc. and certain affiliated companies, located in Louisiana, and J.V. Oilfield Rentals & Supply, Inc. and certain affiliated companies, located in Louisiana, all of which are suppliers of rental tools to the oil and gas service industry. These businesses were merged into the Company's existing rental tool business included in the Well Site Services segment.
         o Barlow Hunt, Inc., based in Oklahoma, an elastomer molding company which will become part of the Company's existing elastomer business within the Offshore Products segment.
         o Certain assets and liabilities of Big Inch Marine Services, Inc., a Texas-based subsidiary of Stolt Offshore, Inc., which provides subsea pipeline equipment and repair services similar to those provided by the Company's Offshore Products segment.
         o Applied Hydraulic Systems, Inc., a Louisiana based offshore crane manufacturer and crane repair service provider, which will become part of the Company's Offshore Products segment.

     Goodwill recognized in those transactions amounted to $38.7 million, of which $10.1 million is expected to be deductible for tax purposes. See Note 2 above for details of goodwill by segment. Additionally, the Company allocated $2.4 million of the total consideration paid to certain non-compete agreements which will be amortized over the life of the agreements.

4. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2002               2001
                                                                             -------------      ------------
    Accounts receivable:
       Trade.............................................................       $  84,902         $115,726
       Unbilled revenue..................................................          19,588            2,674
       Other.............................................................           4,055            1,123
       Allowance for doubtful accounts...................................          (2,026)          (2,733)
                                                                                ----------        --------
                                                                                $ 106,519         $116,790
                                                                                =========         ========

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2002               2001
                                                                             -------------      ------------
     Inventories:
       Tubular goods.....................................................       $  56,462         $ 41,882
       Other finished goods and purchased products.......................          20,866           20,024
       Work in process...................................................          24,389           12,012
       Raw materials.....................................................          14,037            8,696
                                                                                ---------         --------

       Total inventories.................................................         115,754           82,614
       Inventory reserves................................................          (5,334)          (5,697)
                                                                                ---------         --------
                                                                                $ 110,420         $ 76,917
                                                                                =========         ========

                                                             ESTIMATED       SEPTEMBER 30,      DECEMBER 31,
                                                            USEFUL LIFE          2002               2001
                                                            -----------      -------------      -----------

     Property, plant and equipment:
       Land................................................                     $   4,166          $  4,163
       Buildings and leasehold improvements................  2-50 years            33,363            27,505
       Machinery and equipment.............................  2-15 years           160,108           147,183
       Rental tools........................................  3-10 years            31,594            24,876
       Office furniture and equipment......................  1-10 years            11,795            10,667
       Vehicles............................................   2-5 years             6,655             6,197
       Construction in progress............................                         1,133             1,033
                                                                                ---------          --------

        Total property, plant and equipment................                       248,814           221,624
     Less: Accumulated depreciation........................                       (86,672)          (71,534)
                                                                                ---------          --------
                                                                                $ 162,142          $150,090
                                                                                =========          ========

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2002               2001
                                                                             -------------      ------------
     Accounts payable and accrued liabilities:
       Trade accounts payable............................................      $  65,400          $ 52,386
       Accrued compensation..............................................         11,366            10,317
       Accrued insurance.................................................          3,860             3,498
       Accrued interest..................................................            334               248
       Accrued taxes, other than income taxes............................          3,408             3,314
       Reserves related to discontinued operations, current portion......          5,090             4,976
       Other.............................................................          8,891             8,789
                                                                               ---------          --------
                                                                               $  98,349          $ 83,528
                                                                               =========          ========

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

    Financial information by industry segment for each of the three-month and nine-month periods ended September 30, 2002 and 2001 is summarized in the following table (in thousands):

                                                OFFSHORE      WELLSITE      TUBULAR        CORPORATE AND
                                                PRODUCTS      SERVICES      SERVICES       ELIMINATIONS      TOTAL
                                                --------      --------     ---------       -------------   ---------
THREE MONTHS ENDED SEPTEMBER 30, 2002
  Revenues from unaffiliated
    customers...........................        $ 55,500      $ 44,268     $  54,827         $    --       $ 154,595
                                                ========      ========     =========         =======       =========
  EBITDA as defined (1).................          10,924         8,829         1,658          (1,315)         20,096
                                                ========      ========     =========         =======       =========
  Depreciation and amortization.........           1,548         4,239           143              12           5,942
                                                ========      ========     =========         =======       =========
  Operating income (loss)...............           9,376         4,591         1,515          (1,328)         14,154
                                                ========      ========     =========         =======       =========
  Capital expenditures..................           1,550         4,841            31              --           6,422
                                                ========      ========     =========         =======       =========
  Total assets..........................         233,083       245,292       130,626           2,820         611,821
                                                ========      ========     =========         =======       =========

THREE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues from unaffiliated
    customers...........................        $ 31,371      $ 55,800     $  86,339         $    --       $ 173,510
                                                ========      ========     =========         =======       =========
  EBITDA as defined (1).................           3,659        15,429         2,827          (1,578)         20,337
                                                ========      ========     =========         =======       =========
  Depreciation and amortization.........           1,583         4,094           535             945           7,157
                                                ========      ========     =========         =======       =========
  Operating income (loss)...............           2,076        11,335         2,292          (2,523)         13,180
                                                ========      ========     =========         =======       =========
  Capital expenditures..................           1,010         7,849           122              20           9,001
                                                ========      ========     =========         =======       =========
  Total assets..........................         137,919       222,199       119,680          60,906         540,704
                                                ========      ========     =========         =======       =========

                                                OFFSHORE      WELLSITE       TUBULAR       CORPORATE AND
                                                PRODUCTS      SERVICES      SERVICES       ELIMINATIONS      TOTAL
                                                --------      --------     ---------       -------------   ---------
NINE MONTHS ENDED SEPTEMBER 30, 2002
  Revenues from unaffiliated
    customers........................           $134,727      $161,747     $ 159,559         $    --       $ 456,033
                                                ========      ========     =========         =======       =========
  EBITDA as defined (1)..............             23,741        32,635         3,010          (3,771)         55,615
                                                ========      ========     =========         =======       =========
  Depreciation and amortization......              4,237        12,167           432              35          16,871
                                                ========      ========     =========         =======       =========
  Operating income (loss)............             19,504        20,468         2,578          (3,806)         38,744
                                                ========      ========     =========         =======       =========
  Capital expenditures...............              4,574        11,596           109               3          16,282
                                                ========      ========     =========         =======       =========
  Total assets.......................            233,083       245,292       130,626           2,820         611,821
                                                ========      ========     =========         =======       =========

NINE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues from unaffiliated
    customers........................           $ 93,301      $181,448     $ 217,071         $    --       $ 491,820
                                                ========      ========     =========         =======       =========
  EBITDA as defined (1)..............              9,406        49,442         8,687          (4,108)         63,427
                                                ========      ========     =========         =======       =========
  Depreciation and amortization......              4,727        12,150         1,235           2,364          20,476
                                                ========      ========     =========         =======       =========
  Operating income (loss)............              4,679        37,292         7,451          (6,471)         42,951
                                                ========      ========     =========         =======       =========
  Capital expenditures...............              2,457        18,526           456              99          21,538
                                                ========      ========     =========         =======       =========
  Total assets.......................            137,919       222,199       119,680          60,906         540,704
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

6. COMPREHENSIVE INCOME

    Comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 was as follows (in thousands):

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                      ---------------------------------   -------------------------------
                                            2002              2001              2002             2001
                                      -------------       -------------   -------------       -----------
Comprehensive income:
  Net income.....................     $      10,188       $      10,302   $      28,215       $    31,594
  Cumulative translation
    adjustment...................            (2,115)             (1,468)          1,140            (3,000)
                                      -------------       -------------   -------------       -----------
  Total comprehensive income.....     $       8,073       $       8,834   $      29,355       $    28,594
                                      =============       =============   =============       ===========

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

    We are aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Certain of our subsidiaries are currently named as defendants in two single plaintiff cases seeking damages, including punitive damages, alleging that they have responsibility for the individuals developing mesothelioma, asbestosis, lung cancer or other lung diseases as a result of exposure to asbestos. Although these are the only cases of which management is aware that are pending or threatened against us or our subsidiaries involving allegations relating to asbestos exposure, additional asbestos related claims may be made. Based on management's preliminary investigation, management does not believe that these cases or future claims relating to asbestos exposure will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

        UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENT

     The consolidated financial statements of Oil States International, Inc. reflect the Company's financial position, results of operations and changes in stockholders' equity for periods subsequent to February 14, 2001, the date of our initial public offering and the combination of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group Inc. (PTI) (collectively, the Controlled Group).

     As more fully described below, and in footnotes that follow, the combined financial statements reflect the financial position, results of operations and changes in stockholders' equity of the predecessor entities that now comprise Oil States International, Inc. based on reorganization accounting. The pro forma financial information that follows reflects our historical consolidated or combined statements of operations, depending upon the period involved, and gives effect to the pro forma transactions and adjustments more fully described below.

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

           PRO FORMA CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                   HISTORICAL                                       PRO FORMA
                                  ------------   --------------------------------------------------------------------------------
                                                    SOONER INC.                      MINORITY                       COMBINED AND
                                  CONSOLIDATED     (PERIOD FROM      SOONER INC.     INTEREST         OFFERING      CONSOLIDATED,
                                  AND COMBINED   JAN. 1, 2001 TO     ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS     ACQUISITIONS
                                     GROUP        FEB. 14, 2001)      (NOTE 2)       (NOTE 3)     (NOTES 1 AND 4)   AND OFFERING
                                  ------------   ----------------   ------------   ------------   ---------------   -------------
Revenue........................    $ 491,820         $ 48,516           $            $                 $               $540,336
Costs and Expenses:
  Cost of sales................      390,191           45,141                                                           435,332
  Selling, general and
    administrative.............       38,412            1,133                                                            39,545
  Depreciation and
    amortization...............       20,476              188              331          135                              21,130
  Other income.................         (210)              (1)                                                             (211)
                                   ---------         --------           ------       ------            ------          --------
Operating income (loss)........       42,951            2,055             (331)        (135)                             44,540
                                   ---------         --------           ------       ------            ------          --------
Interest income................          465               22                                                               487
Interest expense...............       (7,809)            (586)                                            843(A)         (7,552)
Other expense..................         (160)                                                                              (160)
                                   ---------         --------           ------       ------            ------          --------
  Income before income taxes...       35,447            1,491             (331)        (135)              843            37,315
Income tax (expense) benefit...       (1,471)            (542)                                            438(C)         (1,575)
                                   ---------         --------           ------       ------            ------          --------
Net income (loss) before
  minority interests...........       33,976              949             (331)        (135)            1,281            35,740

Minority interests, net of
  taxes........................      (1,598)                                                           1,601                 3
                                   ---------         --------           ------       ------            ------          --------
Net income (loss) before
  extraordinary item...........       32,378              949             (331)        (135)            2,882            35,743
Extraordinary loss on debt
  restructuring................         (784)                                                                              (784)
                                   ---------         --------           ------       ------            ------          --------
Net income (loss) before
  preferred dividends..........       31,594              949             (331)        (135)            2,882            34,959

Preferred dividends............          (41)                                                              41(B)             --
                                   ---------         --------           ------       ------            ------          --------
Net income (loss) attributable
  to common shares.............    $  31,553         $    949           $ (331)      $ (135)           $2,923          $ 34,959
                                   =========         ========           ======       ======            ======          ========

Net income per common share
  Basic........................    $      .71                                                                          $    0.73
                                   ==========                                                                          =========
  Diluted......................    $      .70                                                                          $    0.72
                                   ==========                                                                          =========
Average shares outstanding
  Basic........................       44,274                                                                             48,187
                                   =========                                                                           ========
  Diluted......................       45,228                                                                             48,660
                                   =========                                                                           ========

                         OIL STATES INTERNATIONAL, INC.

                  NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                          COMBINED FINANCIAL STATEMENTS

Basis of Presentation

     The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrently with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed concurrently with the adoption of new accounting pronouncements (See Note 2 to the Unaudited Consolidated, Pro Forma and Combined Financial Statements in this Form 10-Q.)

     The purchase method of accounting also has been used to reflect the acquisition of the outstanding common stock of Sooner concurrently with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction is being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed concurrent with the adoption of new accounting pronouncements (See Note 2 to the Unaudited Consolidated, Pro Forma and Combined Financial Statements in this Form 10-Q.) The unaudited pro forma statements of operations for the nine months ended September 30, 2001, include the historical financial statements of Sooner, adjusted for the effects of purchase accounting, as presented below.

NOTE 1. COMBINING ADJUSTMENTS

     Minority interest in (income) loss and related tax effect of the Controlled Group are presented below (in thousands):

                                                  OIL STATES            HWC              PTI             TOTAL
                                                  ----------          ------           -------          -------
Period from  January 1, 2001 to February 14,
  2001...........................................   $   72            $ (129)          $(1,543)         $(1,601)
                                                    ======            ======           =======          =======

NOTE 2. ACQUISITION OF SOONER

     To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):

Purchase price.................................................................................. $ 69.5(1)
Less: fair value of net assets acquired.........................................................   29.7
                                                                                                  -----
Goodwill........................................................................................ $ 39.8
                                                                                                 ======

Amortization for the period from January 1, 2001 to February 14, 2001........................... $   33
                                                                                                 ======

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

NOTE 3. ACQUISITION OF MINORITY INTERESTS

     To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                                            OIL STATES        HWC            PTI         COMBINED
                                                           -----------   -------------   -----------   -----------
Common stock issued to minority interests.................   1,418,729       1,359,603     4,204,058     6,982,390
Estimated offering price per share........................ $      9.00   $        9.00   $      9.00   $      9.00
                                                           -----------   -------------   -----------   -----------
Purchase price of the minority interests.................. $      12.8   $        12.2   $      37.8   $      62.8

Minority interests in fair value of net assets acquired...        13.8             7.7          15.9          37.4
                                                           -----------   -------------   -----------   -----------
Additional goodwill....................................... $      (1.0)  $         4.5   $      21.9   $      25.4
                                                           ===========   =============   ===========   ===========
Amortization of the additional goodwill for the period
from January 1, 2001 to February 14, 2001................. $     (.015)  $        .020   $      .130   $      .135
                                                           ===========   =============   ===========   ===========

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

    Energy and oilfield service activities are highly cyclical depending upon crude oil and natural gas pricing, among other things. Beginning in late 1996 and continuing through the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The price of crude oil and natural gas increased over 1999 levels in 2000 and 2001 due to improved demand for oil, supply reductions by OPEC member countries and reductions in natural gas storage levels. However, crude oil and natural gas prices decreased significantly from levels reached in early 2001 by the end of 2001. The economic slowdown experienced in the United States and the rest of the world through 2002, moderate weather in the winter of 2001/2002 and the resultant increased inventories of oil and gas, especially in the United States, contributed to those price declines. Our customers have responded with decreased drilling activity and spending on exploration and development. Recently, oil and gas prices have risen above prices in the corresponding period in 2001; however, there has not been a significant response in the rig count to date.

    We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

                          AVERAGE FOR THE
                            NINE MONTHS
                               ENDED
                           SEPTEMBER 30,        AVERAGE FOR THE YEAR ENDED DECEMBER 31,
                          ---------------    --------------------------------------------
                           2002     2001      2001      2000     1999      1998     1997
                          ------   ------    ------    ------   ------    ------   ------
United States.......        826    1,206     1,156       918      624       837      942
Canada..............        260      363       341       345      245       259      374
                           ----     ----      ----      ----      ---      ----     ----
  Total North America      1,086    1,569     1,497     1,263     870      1,096    1,316
                           =====    =====     =====     =====     ===      =====    =====

    The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. The downturn in activity in 1998 and 1999 had a material adverse effect on demand for our products and services, and the results of our operations decreased significantly. Our business benefited from the improvement in crude oil and natural gas pricing in 2000 and 2001 and the resulting increases in the rig count in 2000 and the first half of 2001. The U.S. rig count reached 1,293 in July 2001 but declined thereafter, reaching 738 rigs on April 15, 2002, its lowest level since 1999. The U.S. rig count increased since then and totaled 860 as of September 30, 2002.

    We believe that our offshore products segment lagged the general market recovery in 2000 and 2001 because its sales primarily relate to offshore construction and production facility development which generally occur later in the exploration and development cycle. Worldwide offshore construction and development activity has improved currently as the industry increasingly pursues deeper water drilling and development projects. Backlog in our offshore products segment increased from $70.7 million at September 30, 2001 to $104.0 million at September 30, 2002. We expect approximately 56% of our backlog as of September 30, 2002 to be completed by December 31, 2002.

    Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, there can be no assurance that these expectations will be realized. Although the diversified nature of our businesses has moderated the impact of North American drilling activity declines, we are expecting a 12-15% revenue decline in 2002 compared to pro forma 2001 levels based upon our forecast of energy prices and drilling activity levels.

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

    The financial results of Oil States, HWC and PTI have been combined for the three years in the period ended December 31, 2000 as well as the beginning of calendar 2001 until February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations for those periods. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrently with the closing of our initial public offering on February 14, 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the nine months ended September 30, 2001 reflect the acquisition of Sooner effective as of January 1, 2001. Following the acquisition of Sooner, we reported under three business segments.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)


                                            THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------             -------------------------------
                                                2002              2001              2002              2001              2001
                                                ----              ----              ----              ----              ----
                                                                                                                  CONSOLIDATED AND
                                                                                  CONSOLIDATED      PRO FORMA         COMBINED
Revenues
  Well Site Services .....................    $   44.3          $   55.8          $  161.7          $  181.4          $  181.4
  Offshore Products ......................        55.5              31.4             134.7              93.3              93.3
  Tubular Services .......................        54.8              86.3             159.6             265.6             217.1
                                              --------          --------          --------          --------          --------
          Total ..........................    $  154.6          $  173.5          $  456.0          $  540.3          $  491.8
                                              ========          ========          ========          ========          ========


Gross Margin .............................                                                                                   $
  Well Site Services .....................    $   13.8          $   21.1          $   47.3          $   66.7              66.7
  Offshore Products ......................        15.5               7.6              36.3              21.9              21.9
  Tubular Services .......................         3.5               4.8               8.8              17.2              13.8
  Corporate/Other ........................          --               (.4)               --               (.8)              (.8)
                                              --------          --------          --------          --------          --------
          Total ..........................    $   32.8          $   33.1          $   92.4          $  105.0          $  101.6
                                              ========          ========          ========          ========          ========

Gross Margin as a Percent of Revenues
  Well Site Services .....................        31.1%             37.8%             29.2%             36.8%             36.8%
  Offshore Products ......................        27.9%             24.2%             26.9%             23.5%             23.5%
  Tubular Services .......................         6.4%              5.6%              5.5%              6.5%              6.3%
       Total .............................        21.2%             19.1%             20.2%             19.4%             20.6%

Operating Income (Loss)
  Well Site Services .....................    $    4.6          $   11.3          $   20.5          $   37.3          $   37.3
  Offshore Products ......................         9.4               2.1              19.5               4.7               4.7
  Tubular Services .......................         1.5               2.3               2.6               9.5               7.5
  Corporate/Other ........................        (1.4)             (2.5)             (3.9)             (7.0)             (6.5)
                                              --------          --------          --------          --------          --------
          Total ..........................    $   14.1          $   13.2          $   38.7          $   44.5          $   43.0
                                              ========          ========          ========          ========          ========


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

    Revenues. Revenues decreased $18.9 million, or 10.9%, to $154.6 million during the quarter ended September 30, 2002 compared to revenues of $173.5 million during the quarter ended September 30, 2001. Tubular Services revenues decreased $31.5 million, or 36.5%, during the period as a result of reduced drilling activity in the U.S. Well Site Services revenues declined $11.5 million, or 20.6%, while Offshore Products revenues increased $24.1 million, or 76.8%, during the same period. Well Site Services revenues declined compared to the prior year primarily due to lower drilling and workover activity in North America. Offshore Products revenues increased as a result of greater activity supporting offshore production facility construction primarily in deepwater.

    Cost of Sales. Cost of sales decreased by $18.6 million, or 13.2%, to $121.8 million in the three months ended September 30, 2002 compared to $140.4 million in the three month period ended September 30, 2001. Decreased Tubular Services activity was the principal reason for the reduction in cost of sales during the period. Tubular Services cost of sales decreased from $81.5 million in the third quarter of 2001 to $51.3 million in the third quarter of 2002, a decrease of $30.2 million, or 37.1%.

    Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, decreased $.3 million, or .9%, from $33.1 million in the three months ended September 30, 2001 to $32.8 million in the three months ended September 30, 2002. Well Site Services gross margins decreased $7.3 million, or 34.6%, to $13.8 million in the quarter. Within our Well Site Services segment, our hydraulic workover, shallow drilling and specialty rental tool businesses' gross margins declined $1.7 million, or 44.1%, $1.4 million, or 37.9%, and $1.1 million, or 22.5%, respectively, as a result of lower utilization and pricing for our workover, drilling and rental tool assets. Also in Well Site Services, our workforce accommodations, catering and logistics services and modular building construction services gross margins decreased by $3.1 million, or 36.8%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 because a greater mix of revenues was generated from our lower-margin catering and modular building construction activities and because of lower U.S. Gulf of Mexico rental revenues. Offshore Products gross margins increased $7.9 million, or 104%, from $7.6 million in the three months ended September 30, 2001 to $15.5 million in the three months ended September 30, 2002 primarily due to increased revenues, a favorable sales mix of our higher-margin connector products, improved margins related to the fabrication and repair of rig and vessel equipment and increased cost absorption at our facilities. Tubular Services gross margins declined to $3.5 million, or 6.4% of Tubular Services revenues in the three months ended September 30, 2002 compared to $4.8 million, or 5.6% of Tubular Services revenues, in the three months ended September 30, 2001 as a result of decreased drilling activity which decreased demand for our Tubular Services products and services. Tubular Services gross margin percentage improved in the 2002 period because of lower average inventory costs.

    Selling, General and Administrative Expenses. During the three months ended September 30, 2002, selling, general and administrative expenses (SG&A) totaled $12.7 million compared to SG&A of $13.0 million for the three months ended September 30, 2001. The decrease of $0.3 million, or 2.3%, was due to cost containment measures taken in light of lower activity levels in 2002.

    Depreciation and Amortization. Depreciation expense increased $0.6 million in the third quarter 2002 compared to the third quarter 2001 due primarily to capital expenditures made in our Well Site Services segment during 2001 and to recent acquisitions completed during the third quarter 2002. Amortization expense decreased from $1.8 million in the third quarter 2001 to $.1 million in the third quarter 2002 due to the adoption of a new accounting standard that discontinued goodwill amortization. See Note 2 to our Consolidated and Combined Financial Statements included in this Form 10-Q.

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) SG&A and (iii) depreciation and amortization expense plus other operating income (expense). Our operating income increased $.9 million, or 6.8%, to $14.1 million for the three months ended September 30, 2002 from $13.2 million in the three month period ended September 30, 2001. Well Site Services operating income decreased from $11.3 million during the period to $4.6 million for the quarter ended September 30, 2002. Offshore Products operating income increased from $2.1 million during the three months ended September 30, 2001 to $9.4 million for the three months ended September 30, 2002. Tubular Services operating income was $1.5 million for the three months ended September 30, 2002 compared to operating income of $2.3 million during 2001. The accounting change affecting goodwill amortization for our company impacted "Corporate/Other" operating income and contributed to the operating loss reduction in this segment of $1.1 million.

    Interest Expense. Interest expense decreased $1.0 million, or 47.6%, to $1.1 million for the quarter ended September 30, 2002 compared to $2.1 million for the quarter ended September 30, 2001. Decreased interest expense is attributable to lower debt levels throughout most of 2002 and lower interest rates.

    Income Tax Expense. Income tax expense totaled $3.0 million, or 22.6% of pretax income, during the quarter ended September 30, 2002 compared with $1.0 million, or 8.5% of pretax income, during the quarter ended September 30, 2001. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2002 compared to 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2001

    Revenues. Revenues decreased $84.3 million, or 15.6%, to $456.0 million during the nine months ended September 30, 2002 compared to revenues of $540.3 million during the nine months ended September 30, 2001. Tubular Services revenues decreased $106.0 million, or 39.9%, in the nine months ended September 30, 2002 compared to pro forma revenues in the nine months ended September 30, 2001 as a result of reduced drilling activity in the U.S. Well Site Services revenues declined $19.7 million, or 10.9%, while Offshore Products revenues increased $41.4 million, or 44.4%, during the same period. Well Site Services revenues declined compared to the prior period primarily due to lower drilling and workover activity in North America. Offshore Products revenues increased as a result of greater activity supporting offshore production facility construction primarily in deepwater.

    Cost of Sales. Cost of sales decreased by $71.7 million, or 16.5%, to $363.6 million in the nine months ended September 30, 2002 compared to pro forma cost of sales of $435.3 million in the nine month period ended September 30, 2001. Decreased Tubular Services activity was the principal reason for the decrease in cost of sales during the period. Tubular Services cost of sales decreased from $248.4 million in the first nine months of 2001 to $150.8 million in the first nine months of 2002, a decrease of $97.6 million, or 39.3%.

    Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, decreased $12.6 million, or 12.0%, from $105.0 million in the nine months ended September 30, 2001 to $92.4 million in the nine months ended September 30, 2002. Well Site Services gross margins decreased $19.4 million, or 29.1%, to $47.3 million in the nine months ended September 30, 2002 compared to $66.7 million in the nine months ended September 30, 2001. Within our Well Site Services segment, our hydraulic workover, shallow drilling and specialty rental tool businesses' gross margins declined $3.3 million, or 33%, $4.2 million, or 47.2%, and $2.9 million, or 20.1%, respectively, as a result of lower utilization and pricing for our workover, drilling and rental tool assets. Also in Well Site Services, our workforce accommodations, catering and logistics services and modular building construction services gross margins decreased by $9.0 million, or 26.8%, because a greater mix of revenues was generated from our lower-margin catering and modular building construction activities and because of lower U.S. Gulf of Mexico rental revenues. Offshore Products gross margins increased $14.4 million, or 65.8%, from $21.9 million in the nine months ended September 30, 2001 to $36.3 million in the nine months ended September 30, 2002 primarily due to increased revenues, a favorable sales mix of our higher-margin connector products, improved margins related to the fabrication and repair of rig and vessel equipment and increased cost absorption at our facilities. Tubular Services gross margins declined to $8.8 million, or 5.5% of Tubular Services revenues in the nine months ended September 30, 2002 compared to $17.2 million, or 6.5% of Tubular Services pro forma revenues, in the nine months ended September 30, 2001 as a result of decreased drilling activity which decreased demand for our Tubular products and services.

    Selling, General and Administrative Expenses. During the nine months ended September 30, 2002, SG&A totaled $36.9 million compared to pro forma SG&A of $39.5 million for the nine months ended September 30, 2001. The decrease of $2.6 million, or 6.6%, was due to cost containment measures taken in light of lower activity levels in 2002, partially offset by the related severance costs associated with certain lay-offs made in the first quarter.

    Depreciation and Amortization. Depreciation expense increased $1.4 million in the first nine months of 2002 compared to the first nine months of 2001 due primarily to capital expenditures made in our Well Site Services segment during 2001 and 2002. Amortization expense decreased from $5.9 million in the first nine months of 2001 to $0.2 million in the first nine months of 2002 due to the adoption of a new accounting standard that discontinued goodwill amortization. See Note 2 to our Consolidated and Combined Financial Statements included in this Form 10-Q.

    Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) SG&A and (iii) depreciation and amortization expense plus other operating income (expense). Our operating income decreased $5.8 million, or 13.0%, to $38.7 million for the nine months ended September 30, 2002 from $44.5 million in the nine month period ended September 30, 2001. Well Site Services operating income decreased from $37.3 million to $20.5 million during the period while Offshore Products operating income increased from $4.7 million to $19.5 million. Tubular Services operating income was $2.6 million for the nine months ended September 30, 2002 compared to $9.5 million during 2001, a decrease of $6.9 million, or 72.6%. The accounting change affecting goodwill amortization for our company impacted "Corporate/Other" operating income and contributed to the operating loss reduction in this segment of $3.1 million.

    Interest Expense. Interest expense decreased $4.4 million, or 58.0%, to $3.2 million for the nine months ended September 30, 2002 compared to $7.6 million for the nine months ended September 30, 2001. Decreased interest expense is attributable to lower debt levels throughout most of 2002 and lower interest rates.

    Income Tax Expense. Income tax expense totaled $8.1 million, or 22.2% of pretax income, in the nine months ended September 30, 2002 compared with $1.6 million, or 4.2% of pretax income, in the nine months ended September 30, 2001. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2002 compared to 2001.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

    Prior to the Sooner acquisition in February 2001, we reported under two business segments, Offshore Products and Well Sites Services. Information for these two segments, which represent the combined results of Oil States, HWC and PTI using reorganization accounting, is presented in our financial statements included elsewhere in this Form 10-Q and in the discussion included in "Nine Months Ended September 30, 2002 Compared to Pro Forma Nine Months ended September 30, 2001" above. Subsequent to the Combination, we reported under the three business segments discussed above.

    We believe that the pro forma results of operations discussed above reflect the components of our current business operations and capital structure and provide the most appropriate basis for comparison of our results of operations for the indicated periods.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our accommodation units and funding new product development, and to fund general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and proceeds from our initial public offering.

    Cash was provided by operations during the nine months ended September 30, 2002 and 2001 in the amounts of $61.9 million and $29.2 million, respectively. Cash provided by operations in 2002 was generated by our net income and lower working capital invested, primarily in our Tubular Services segment. During the nine months ended September 30, 2001, there were significant investments in working capital made as a result of increased activity in our Well Site Services segment.

    Cash was used by investing activities in the amount of $80.2 million during the nine months ended September 30, 2002 primarily as a result of acquisitions, net of cash acquired, which totaled $64.9 million and capital expenditures totaling $16.3 million. We completed five acquisitions in the third quarter of 2002 for total consideration of approximately $71.0 million, including debt incurred or assumed. Substantially all of the consideration paid in these acquisitions was cash financed under our existing bank credit facility.

    Capital expenditures totaled $16.3 million and $21.5 million during the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures during both of these periods consisted principally of purchases of assets for our well site services businesses. We currently expect to spend a total of approximately $28.3 million during 2002, excluding acquisitions, to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds.

    Net cash of $23.3 million was provided by financing activities during the nine months ended September 30, 2002, primarily as a result of borrowings under our bank credit facility to fund acquisitions.

    As of September 30, 2002, we had $95.8 million outstanding under our bank credit facility and an additional $7.7 million of outstanding letters of credit, leaving $46.5 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the UK that had a balance of $1.3 million at September 30, 2002. Our total debt represented 22% of our total capitalization at September 30, 2002.

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

TAX MATTERS

    For the year ended December 31, 2001, we had deferred tax assets, net of deferred tax liabilities, of approximately $19.7 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $93.7 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. Our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. However, in 2002, approximately $40 million of NOLs are available for use currently if sufficient income is generated.

    Our 2001 effective tax rate approximated 4%. This low effective tax rate was due to the partial utilization of net operating losses which benefited the consolidated group after the Combination. We currently estimate our 2002 effective tax rate will be approximately 22%.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 (the Statements). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    We have applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $8.0 million ($.16 per diluted share) per year. During the first quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have completed our evaluation of goodwill and indefinite lived intangible assets, and there was no impairment of assets recorded.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement is effective for fiscal years beginning after June 15, 2002, and we expect to adopt the Statement effective January 1, 2003. It is expected that this Statement will have an immaterial effect on our consolidated financial statements.

    In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We were required to adopt this Statement effective January 1, 2002 and it did not have an impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

    As of September 30, 2002, we had floating rate obligations totaling approximately $97 million for amounts borrowed under our revolving lines of credit. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2002 levels, our interest expense would increase by a total of approximately $1.0 million annually based upon borrowing levels at September 30, 2002.

    Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to change due to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. We had no interest rate hedges at September 30, 2002. We had two foreign currency exchange contracts as of September 30, 2002 which have not had a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

    Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

    We are aware that certain energy service companies that have in the past used asbestos in connection with the manufacture of equipment or otherwise in the operation of their business have become the subject of increased asbestos related litigation. Certain of our subsidiaries are currently named as defendants in two single plaintiff cases seeking damages, including punitive damages, alleging that they have responsibility for the individuals developing mesothelioma, asbestosis, lung cancer or other lung diseases as a result of exposure to asbestos. Although these are the only cases of which management is aware that are pending or threatened against us or our subsidiaries involving allegations relating to asbestos exposure, additional asbestos related claims may be made. Based on management's preliminary investigation, management does not believe that these cases or future claims relating to asbestos exposure will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    The certifications by our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 have been provided to the Securities and Exchange Commission accompanying this Quarterly Report on Form 10-Q.

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

         10.17**,* --  Douglas E. Swanson contingent option award dated as of
                       February 11, 2002

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OIL STATES INTERNATIONAL, INC.

                             By: /s/ Cindy B. Taylor
                                ------------------------------------------------
                             Name:   Cindy B. Taylor
                             Title:  Senior Vice President and
                                     Chief Financial Officer (Authorized Officer
                                     And Principal Financial Officer)


                             By: /s/ Robert W. Hampton
                                ------------------------------------------------
                             Name:   Robert W. Hampton
                             Title:  Vice President - Finance and Accounting and
                                     Secretary (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Douglas E. Swanson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Oil States International, Inc. ("Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.


Date: November 13, 2002                   /s/ Douglas E. Swanson
                                          -------------------------------------
                                          Douglas E. Swanson
                                          President and Chief Executive Officer

I, Cindy Taylor, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Oil States International, Inc. ("Registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

               d. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               e. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.


Date: November 13, 2002                       /s/ Cindy B. Taylor
                                              ----------------------------------
                                              Cindy B. Taylor
                                              Senior Vice President and Chief
                                              Financial Officer

                                INDEX TO EXHIBITS



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

         10.17**,* --  Douglas E. Swanson contingent option award

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