Form 10-K
period 2002-12-31
OIL STATES INTERNATIONAL INC
filed 2003-03-13
CIK 1121484

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting common stock (as of June 30, 2002)...................  $209,037,768

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 28, 2003        Common Stock, par value $.01 per share   48,535,283 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I..................................................................    2
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   17
  Item 3.   Legal Proceedings...........................................   19
  Item 4.   Submission of Matters to a Vote of Security Holders.........   19
PART II.................................................................   19
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   19
  Item 6.   Selected Financial Data.....................................   21
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   23
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   33
  Item 8.   Financial Statements and Supplementary Data.................   34
  Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   35
PART III................................................................   35
  Item 10.  Directors and Executive Officers of the Registrant..........   35
  Item 11.  Executive Compensation......................................   35
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................   35
  Item 13.  Certain Relationships and Related Transactions..............   35
  Item 14.  Controls and Procedures.....................................   35
PART IV.................................................................   35
  Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   35
SIGNATURES..............................................................   38
INDEX TO COMBINED, PRO FORMA COMBINED AND CONSOLIDATED FINANCIAL
STATEMENTS..............................................................   41

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to "Item 1. Business" including the risk factors discussed therein and the financial statement line item discussions set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

ITEM 1.  BUSINESS

OUR COMPANY

     We are a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. We operate in a substantial number of the world's active oil and gas producing regions, including the Gulf of Mexico, U.S. onshore, Canada, West Africa, the Middle East, South America and Southeast Asia. Our customers include many of the major and independent oil and gas companies and other oilfield service companies. We operate in three principal business segments, offshore products, tubular services and well site services, and have established a leadership position in each.

     General information about us can be found at www.oilstatesintl.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OUR BACKGROUND

     Oil States International, Inc. was originally incorporated in July 1995 as CE Holdings, Inc. On August 1, 1995, CE Holdings, Inc. acquired Continental Emsco Company, an operator of oilfield supply stores, including its then wholly owned subsidiary Oil States Industries, Inc. (Oil States Industries). Oil States Industries is a manufacturer of offshore products.

     In May 1996, Oil States Industries purchased the construction division of Hunting Oilfield Services, Ltd., which provides a variety of construction products and services to the offshore oil and gas industry as well as certain connector manufacturing technology. In November 1996, CE Holdings, Inc. changed its name to CONEMSCO, Inc. (Conemsco).

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

     In July 2000, Conemsco changed its name to Oil States International, Inc. In July 2000, Oil States International, Inc., HWC Energy Services, Inc. (HWC), PTI Group Inc. (PTI) and Sooner Inc. (Sooner) entered into a Combination Agreement (the Combination Agreement) providing that, concurrently with the closing of our initial public offering, HWC, PTI and Sooner would merge with wholly owned subsidiaries of Oil States (the Combination). As a result, HWC, PTI and Sooner became wholly owned subsidiaries of Oil States in February 2001. In this Annual Report on Form 10-K, references to the "Company" or to "we," "us," "our," and similar terms are to Oil States International, Inc. and its subsidiaries following the Combination and references to "Oil States" are to Oil States International, Inc. and its subsidiaries prior to the Combination.

     In 2002, we acquired the following six businesses for total consideration of approximately $72.0 million, which was financed primarily with borrowings under our credit facility:

     - Southeastern Rentals LLC, based in Mississippi, Edge Wireline Rentals Inc. and certain affiliated companies, located in Louisiana, and J.V. Oilfield Rentals & Supply, Inc. and certain affiliated companies, located in Louisiana, all of which are suppliers of rental tools to the oil and gas service industry. These businesses were merged into our existing rental tool business included in our well site services segment.

     - Barlow Hunt, Inc., based in Oklahoma, an elastomer molding company which has become part of our existing elastomer business included in the offshore products segment.

     - Certain assets and related liabilities of Big Inch Marine Services, Inc., a Texas-based subsidiary of Stolt Offshore, Inc., which provides subsea pipeline equipment and repair services similar to those provided by us in the offshore products segment.

     - Applied Hydraulic Systems, Inc., a Louisiana-based offshore crane manufacturer and crane repair service provider, which has become part of our offshore products segment.

OUR INDUSTRY

     We operate in the oilfield service industry, which provides products and services to oil and gas exploration and production companies for use in the drilling for and production of oil and gas. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. See Note 15 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets.

     The years 2001 and 2002 were indicative of the cyclical nature of the oilfield service business. For our well site services and tubular services businesses, there was higher activity, as measured by the North American rig count, during the first eight months of 2001 followed by declining activity levels, except for seasonal winter peaks in Canadian activity, through the spring of 2002. The average annual North American rig count declined 27% from 2001 to 2002. Our offshore products business is more influenced by deepwater development activity and rig construction and repair. Activity in this segment of our business has increased throughout the years 2001 and 2002.

OFFSHORE PRODUCTS

 OVERVIEW

     During the year ended December 31, 2002, we generated approximately 31% of our revenue and 45% of our operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture cost-effective, technologically advanced products for the offshore energy industry. Our products are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, deepwater mooring and lifting systems, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England and Singapore that support our offshore products segment.

 OFFSHORE PRODUCTS MARKET

     The market for our offshore products and services depends primarily upon development of infrastructure for offshore production activities, drilling rig refurbishments and upgrades and new rig construction. As demand for oil and gas increases and related drilling and production increases in offshore areas throughout the world, particularly in deeper water, we expect spending on these activities to increase.

     The upgrade of existing rigs to equip them with the capability to drill in deeper water, the construction of new deepwater-capable rigs, and the installation of fixed or floating production systems require specialized products and services like the ones we provide.

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

     Offshore Development and Drilling Activities. We design, manufacture, fabricate, inspect, assemble, repair, test and market subsea equipment and offshore vessel and rig equipment. Our products are components of equipment used for the drilling and production of oil and gas wells on offshore fixed platforms and mobile production units, including floating platforms and floating production, storage and offloading vessels, and on other marine vessels, floating rigs and jack-ups. Our products and services include:

     - flexible bearings and connector products;

     - subsea pipeline products;

     - marine winches, mooring and lifting systems and rig equipment;

     - blowout preventor stack assembly, integration, testing and repair services; and

     - other products and services.

     Flexible Bearings and Connector Products. We are the principal supplier of flexible bearings, or FlexJoints(R), to the offshore oil and gas industry. We also supply connections and fittings that join lengths of large diameter conductor or casing used in offshore drilling operations. FlexJoints(R) are flexible bearings that permit movement of riser pipes or tension leg platform tethers under high tension and pressure. They are used on drilling, production and export risers and are used increasingly as offshore production moves to deeper water areas. Drilling riser systems provide the vertical conduit between the floating drilling vessel and the subsea wellhead. Through the drilling riser, equipment is guided into the well and drilling fluids are returned to the surface. Production riser systems provide the vertical conduit from the subsea wellhead to the floating production platform. Oil and gas flows to the surface for processing through the production riser. Export risers provide the vertical conduit from the floating production platform to the subsea export pipelines. FlexJoints(R) are a critical element in the construction and operation of production and export risers on floating production systems in deepwater.

     Floating production systems, including tension leg platforms, Spars and FPSO systems, are a significant means of producing oil and gas, particularly in deepwater environments. We provide many important products for the construction of these systems. A tension leg platform is a floating platform that is moored by vertical pipes, or tethers, attached to both the platform and the sea floor. Our FlexJoint(R) tether bearings are used at the top and bottom connections of each of the tethers, and our Merlin connectors are used to join shorter pipe segments to form long pipes offshore. A Spar is a floating vertical cylindrical structure which is approximately six to seven times longer than its diameter and is anchored in place.

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

     Marine Winches, Mooring and Lifting Systems and Rig Equipment. We design, engineer and manufacture marine winches, mooring and lifting systems and rig equipment. Our Skagit winches are specifically designed for mooring floating and semi-submersible drilling rigs and positioning pipelay and derrick barges, anchor handling boats and jack-ups, while our Nautilus marine cranes are used on production platforms throughout the world. We also design and fabricate rig equipment such as automatic pipe racking and blow-out preventor handling equipment. Our engineering teams, manufacturing capability and service technicians who install and service our products provide our customers with a broad range of equipment and services to support their operations. Aftermarket service and support of our installed base of equipment to our customers is also an important source of revenues to us.

     BOP Stack Assembly, Integration, Testing and Repair Services. We design and fabricate lifting and protection frames and offer system integration of blow-out preventor stacks and subsea production trees. We can provide complete turnkey and design fabrication services. We also design and manufacture a variety of custom subsea equipment, such as riser flotation tank systems, guide bases, running tools and manifolds. In addition, we also offer blow-out preventor and drilling riser testing and repair services.

     Other Products and Services. We provide equipment for securing subsea structures and offshore platform jackets, including our Hydra-Lok(R) hydraulic system. The Hydra-Lok(R) tool, which has been successfully used at depths of 3,000 feet, does not require diver intervention or guidelines.

     We also provide cost-effective, standardized leveling systems for offshore structures that are anchored by foundation piles, including subsea templates, subsea manifolds and platform jackets.

     Our offshore products segment also produces a variety of products for use in applications other than in the offshore oil and gas industry. For example, we provide:

     - downhole products for onshore drilling and production;

     - elastomer products for use in both offshore and onshore oilfield activities;

     - metal-elastomeric FlexJoints(R) used in a variety of military, marine and aircraft applications; and

     - drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

     Backlog. Despite strong product shipments in the fourth quarter of 2002, backlog in our offshore products segment was $100.1 million at December 31, 2002, compared to $72.4 million at December 31, 2001. We expect substantially all our backlog as of December 31, 2002 will be completed in 2003. Our offshore products backlog consists of firm customer purchase orders for which satisfactory credit or financing arrangements exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Our backlog as of any particular date may not be indicative of our actual operating results for any future period.

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

     Our three largest customers in the offshore products markets in 2002 were BP plc, Noble Drilling, and FMC Technologies, Inc. None of these customers accounted for greater than 5% of our consolidated revenues. Our main competitors include ABB Vetco-Gray, Cooper Cameron Corporation, FMC Technologies, Inc., and Aero International, LLC.

TUBULAR SERVICES

  OVERVIEW

     On February 14, 2001, the Company completed its acquisition of Sooner. Sooner's business is reported as our tubular services segment.

     During the year ended December 31, 2002, we generated approximately 35% of our revenue and 9% of our operating income, before corporate charges, from our tubular services segment. Through this segment, we distribute oil country tubular goods, or OCTG, and provide associated OCTG finishing and logistics services to the oil and gas industry. Oil country tubular goods consist of casing and production tubing. Through our tubular services segment, we:

     - distribute premium tubing and casing;

     - provide threading, remediation, logistical and inventory services; and

     - offer e-commerce pricing, ordering and tracking capabilities.

     In 1999, Sooner acquired the tubular divisions of Continental Emsco, Wilson Supply and National-Oilwell, Inc. These transactions expanded our presence in key market segments and increased our coverage of the diversified marketplace for OCTG. We serve a customer base ranging from major oil companies to small independents. Through our key relationships with more than 20 domestic and foreign manufacturers of oilfield specialty pipe, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants predominantly in the United States. The OCTG distribution market is highly fragmented and competitive, and is predominately focused in the United States.

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

 PRODUCTS AND SERVICES

     Tubular Products and Services. We distribute various types of OCTG produced by both domestic and foreign manufacturers to major and independent oil and gas exploration and production companies and other OCTG distributors. We do not manufacture any of the tubular goods that we distribute. As a result, gross margins in this segment are generally lower than those reported by our other segments. We operate our tubular services segment from a total of eight facilities and have offices located near areas of oil and gas exploration and development activity.

     In this business, inventory management is critical to our success. We maintain on-the-ground inventory in 45 yards located in the United States, giving us the flexibility to fill our customers' orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, that enables us to track our product shipments down to the individual pipe stem.

     As a large distributor of tubular goods, we believe that we are able to negotiate more favorable supply contracts with manufacturers. We have distribution relationships with most major domestic and international steel mills.

     A-Z Terminal. Our A-Z Terminal pipe maintenance and storage facility in Crosby, Texas is equipped to provide a full range of tubular services, giving us strong customer service capabilities. Our A-Z Terminal is on 109 acres, is an ISO 9002-certified facility and has more than 1,400 pipe racks and two double-ended thread lines. We have exclusive use of a permanent third-party inspection center within the facility. The facility also includes indoor chrome storage capability and patented pipe cleaning machines.

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

 REGIONS OF OPERATIONS

     Our tubular services segment provides tubular products and services to customers in the United States, the Gulf of Mexico, Canada, Venezuela, Ecuador, Colombia, Guatemala and the United Kingdom. However, a substantial majority of our sales are made in the United States, both for land and offshore applications.

 CUSTOMERS, SUPPLIERS AND COMPETITORS

     Our three largest end-user customers in the tubular distribution market in 2002 were El Paso Corporation, Conoco Phillips and Burlington Resources. El Paso Corporation accounted for approximately 6% of our consolidated revenues during 2002. Conoco Phillips and Burlington Resources each accounted for less than 5% of our consolidated revenues during 2002. Our three largest suppliers were U.S. Steel Group,

Maverick Tube Corporation and Lone Star Technologies. The tubular services distribution market is highly fragmented, and our main competitors are Hunting Vinson, Red Man Pipe & Supply Co., Inc. and Total Premier.

WELL SITE SERVICES

  OVERVIEW

     During the year ended December 31, 2002, we generated approximately 34% of our revenue and 46% of our operating income, before corporate charges, from our well site services segment. Our well site services segment provides a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle. Our services include workover services, drilling services, rental equipment, work force accommodations, catering and logistics services and modular building construction services. We use our fleet of workover and drilling rigs, rental equipment, work force accommodation facilities and related equipment to service well sites for oil and natural gas companies. Our products and services are used in both onshore and offshore applications through the exploration, development, production and abandonment phases of a well's life. Additionally, our work force accommodations, catering and logistics services are employed in a variety of mining and related natural resource applications as well as forest fire fighting.

 WELL SITE SERVICES MARKET

     Demand for our workover and drilling rigs, rental equipment and work force accommodations, catering and logistics services has historically been tied to the level of expenditures by oil and gas producers which is a function of prices they receive for oil and gas. We expect activity levels to continue to be highly correlated to oil and gas prices received by producers.

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

     Our rental equipment fleet which is predominantly located near the U.S. Gulf of Mexico market, is more production oriented. As a result, demand for our rental equipment benefits from increased development and workover activities in the U.S. Gulf Coast area and the Gulf of Mexico. We face competition from many smaller companies in our rental equipment business in the U.S. Gulf of Mexico market.

     We expect a large portion of incremental spending by oil and gas producers to be directed toward oil and gas development in the remote locations of Western Canada and the deepwater areas of the Gulf of Mexico. Our work force accommodations, catering and logistics business supplies products and services to companies engaged in operations in these frontier areas.

 PRODUCTS AND SERVICES

     Workover Services. We provide our workover products and services primarily to customers in the U.S., Venezuela, the Middle East and West Africa, for both onshore and offshore applications. Workover products and services are used in operations on a producing well to restore or increase production. Workover services are typically used during the development, production and abandonment stages of the well. Our hydraulic workover units are used for workover operations and snubbing operations in pressure situations. Our hydraulic workover rigs are also capable of providing underbalanced drilling and workover services. Underbalanced drilling and workover can lead to increased rates of penetration, longer drill bit life and reduced risk of damage to the formation. In recent years, oil and gas operators have increasingly utilized underbalanced services, a trend which we believe will continue in the future.

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

     As of December 31, 2002 we had 27 "stand alone" hydraulic workover units. Of these 27 units, 15 were located in the U.S., three were located in the Middle East, five were located in Venezuela and four were located in West Africa. Typically, our hydraulic workover units are contracted on a short-term dayrate basis. As a result, utilization of our hydraulic workover units varies from period to period. As of December 31, 2002, nine of our hydraulic workover units were working or under contract. The length of time to complete a job depends on many factors, including the number of wells and the type of workover or pressure control situation involved. Usage of our hydraulic workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate 12 to 13 simultaneous jobs involving our hydraulic workover units.

     Our three largest customers in workover services in 2002 were Petroleos de Venezuela S.A., Chevron Corporation and BP plc. None of these customers accounted for greater than 5% of our consolidated revenues. Our main competitors in workover services are Halliburton Company, Cudd Pressure Control, Inc. and Superior Energy Services.

     Drilling Services. Our drilling services business is located in Odessa, Texas and Wooster, Ohio and provides drilling services for shallow to medium depths ranging from 2,000 to 9,000 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 15 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 200,000 to 300,000 pounds. We added three of these drilling rigs in 2002. Eleven of these drilling rigs are located in Odessa, Texas and four are located in Wooster, Ohio. As of December 31, 2002, 12 rigs were working or under contract. Utilization declined from 91.2% in 2001 to 85.6% in 2002.

     We market our drilling services directly to a diverse customer base, consisting of both major and independent oil companies. Our largest customers in drilling services in 2002 included Oxy Permian Ltd., Apache Corporation and Energen Resources Corporation. None of these customers accounted for greater than 5% of our consolidated revenues. Our main competitors are Patterson-UTI Energy Inc., Key Energy Services, Inc. and Union Drilling, Inc. The land drilling business is highly fragmented and consists of a small number of large companies and many smaller companies.

     Rental Equipment. Our rental equipment business provides a wide range of products for use in the offshore and onshore oil and gas industry, including:

     - wireline and coiled tubing pressure control equipment;

     - pipe recovery systems; and

     - surface-based pressure control equipment used in production operations.

     Our rental equipment are used during the exploration, development, production and abandonment stages. As of December 31, 2002, we provided rental equipment at 17 U.S. distribution points in Texas, Louisiana, Oklahoma, Mississippi, New Mexico and Wyoming, an increase of two locations since December 31, 2001. We provide rental equipment on a day rental basis with rates varying depending on the type of equipment and the length of time rented.

     Our three largest customers in rental equipment in 2002 were El Paso Corporation, Baker Hughes, Inc. and Schlumberger Ltd. El Paso accounted for approximately 6% of our consolidated revenues during 2002. Baker Hughes and Schlumberger each accounted for less than 5% of our consolidated revenues.

     Work Force Accommodations, Catering and Logistics and Modular Building Construction. We are a leading provider of fully integrated products and services required to support a work force at a remote location, including work force accommodations, food services, remote site management services and modular building construction. We provide complete design, manufacture, installation, operation and redeployment logistics services for oil and gas drilling, oil sands mining, diamond mining, pipeline construction, offshore construction, disaster relief services or any other industry that requires remote site logistics projects. Our work force products and services operations are primarily focused in Canada and the Gulf of Mexico. During the peak of our operating season, we typically provide logistics services in over 200 separate locations throughout the world to remote sites with populations ranging from 20 to 2,000 persons.

     Work Force Accommodations, Catering and Logistics Services. We sell and lease portable living quarters, galleys, diners and offices and provide portable generators, water, sewage systems and catering services as part of our work force services. We provide various client-specific building configurations to customers for use in both onshore and offshore applications. We provide our integrated work force logistics services to customers under long-term and short-term contractual arrangements.

     Modular Building Construction. We design, construct and install a variety of portable modular buildings, including housing, kitchens, recreational units and offices for lease or sale to the Canadian and Gulf of Mexico markets. Our designers work closely with our clients to build structures that best serve their needs.

     In 2002, our three largest customers in work force accommodations, catering and logistics and modular building construction were Syncrude Canada, Ltd., G.E. Capital Corporation and Shell Canada Limited. None of these customers accounted for greater than 5% of our consolidated revenues. Our main competitors are Atco Structures Limited, Eurest, Ltd., Aramark and Abbeyville Offshore Inc.

EMPLOYEES

     As of December 31, 2002, we had approximately 3,460 full-time employees, 39% of whom are in our offshore products segment, 59% of whom are in our well site services segment and 2% of whom are in our tubular services segment. In addition, we are party to collective bargaining agreements covering 478 employees located in Canada and the United Kingdom as of December 31, 2002. We believe relations with our employees are good.

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

     Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the release and/or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our consolidated financial statements.

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

     The federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA or the "Superfund" law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently have operations on properties where activities involving the handling of hazardous substances or wastes may have been conducted prior to our operations on such properties or by third parties whose operations were not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws. Under these laws and related regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     The Federal Water Pollution Control Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. Many of our properties and operations require permits for discharges of wastewater and/or stormwater, and we have a system for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Federal Water Pollution Control Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

     Some of our operations also result in emissions of regulated air pollutants. The federal Clean Air Act and analogous state laws require permits for facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. You can typically identify forward-looking statements by the use of forward-looking words such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "potential," "plan," "forecast," and other similar words. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, budgets, capital expenditures, projected costs, plans and objectives of management for future operations and possible future acquisitions, are forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.

     Where, in any forward-looking statement, we, or our management, express an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our company:

     - fluctuations in the prices of oil and gas;

     - the level of drilling activity;

     - the level of offshore oil and gas developmental activities;

     - general economic conditions;

     - our ability to find and retain skilled personnel;

     - the availability of capital; and

     - the other factors identified under the captions "Risks Related to Our Business Generally" and "Risks Related to Our Operations" that follow.

RISKS RELATED TO OUR BUSINESS GENERALLY

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

     - the cost of producing oil and gas;

     - the availability of transportation infrastructure;

     - depletion rates;

     - the level of drilling activity;

     - worldwide economic activity;

     - national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil;

     - the impact of armed hostilities involving one or more oil producing nations;

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

  BECAUSE THE OIL AND GAS INDUSTRY IS CYCLICAL, OUR OPERATING RESULTS MAY FLUCTUATE.

     Oil prices have been and are expected to remain volatile. This volatility causes oil and gas companies and drilling contractors to change their strategies and expenditure levels. We have experienced in the past, and we may experience in the future, significant fluctuations in operating results based on these changes.

  DISRUPTIONS IN THE POLITICAL AND ECONOMIC CONDITIONS OF THE FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

     We have operations in various international areas, including parts of West Africa, South America and the Middle East. Our operations in these areas increase our exposure to risks of war, terrorist attacks, local economic conditions, political disruption, civil disturbance and governmental policies that may:

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

  THE LEVEL AND PRICING OF TUBULAR GOODS IMPORTED INTO THE UNITED STATES COULD DECREASE DEMAND FOR OUR TUBULAR GOODS INVENTORY AND ADVERSELY IMPACT OUR RESULTS OF OPERATIONS. ALSO, IF STEEL MILLS WERE TO SELL A SUBSTANTIAL AMOUNT OF GOODS DIRECTLY TO CUSTOMERS IN THE UNITED STATES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED.

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

     We do not manufacture any of the tubular goods that we distribute. Historically, users of tubular goods in the United States, in contrast to outside the United States, have purchased tubular goods from a distributor. If customers were to purchase tubular goods directly from steel mills, our results of operations could be adversely impacted.

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

     - we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination or terrorist attacks;

     - the dollar amount of any liabilities may exceed our policy limits; and

     - we may incur losses from interruption of our business that exceed our insurance coverage.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position.

 WE ARE SUBJECT TO LITIGATION RISKS THAT MAY NOT BE COVERED BY INSURANCE.

     In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have sold, and some relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

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

RISKS RELATED TO OUR OPERATIONS

 WE ARE SUSCEPTIBLE TO SEASONAL EARNINGS VOLATILITY DUE TO ADVERSE WEATHER CONDITIONS IN OUR REGIONS OF OPERATIONS.

     Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and the Gulf of Mexico. Our Canadian work force accommodations, catering and logistics operations are significantly focused on the winter months when the winter freeze in remote regions permits exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and sales of products and services in the second and third quarters. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

 WE MIGHT BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

     We rely on a variety of intellectual property rights that we use in our offshore products and well site services segments, particularly our patents relating to our FlexJoint(R) technology. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The failure of our company to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could adversely affect our competitive position.

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

 LOSS OF KEY MEMBERS OF OUR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend on the continued employment and performance of Douglas E. Swanson and other key members of management. If any of our key managers resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain "key man" life insurance for any of our officers.

 IF WE HAVE TO WRITE OFF A SIGNIFICANT AMOUNT OF GOODWILL, OUR EARNINGS WILL BE NEGATIVELY AFFECTED.

     As of December 31, 2002, goodwill represented approximately 33% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards, which were effective January 1, 2002, require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders' equity if circumstances indicate that the carrying amount will not be recoverable. See Note 3 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.

 IF WE WERE TO LOSE A SIGNIFICANT SUPPLIER OF OUR TUBULAR GOODS, WE COULD BE ADVERSELY AFFECTED.

     During 2002, we purchased from a single supplier approximately 44% of the tubular goods we distributed and from three suppliers approximately 70% of such tubular goods. We do not have contracts with any of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

RISKS RELATED TO OUR RELATIONSHIP WITH SCF

 L.E. SIMMONS, THROUGH SCF, EFFECTIVELY CONTROLS THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE THIS VOTING POWER IN A MANNER ADVERSE TO OUR STOCKHOLDERS.

     SCF-III, L.P. and SCF-IV, L.P., private equity funds that focus on investments in the energy industry (collectively, "SCF"), together hold approximately 46% of the outstanding common stock of our company. L.E. Simmons, the chairman of our board of directors, is the sole owner of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, is in a position to effectively control the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from those of our stockholders, and SCF may vote its common stock in a manner that may adversely affect our stockholders.

 SCF'S OWNERSHIP INTEREST AND PROVISIONS CONTAINED IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD DISCOURAGE A TAKEOVER ATTEMPT, WHICH MAY REDUCE OR ELIMINATE THE LIKELIHOOD OF A CHANGE OF CONTROL TRANSACTION AND, THEREFORE, THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SHARES FOR A PREMIUM.

     In addition to SCF's position of effective control, provisions contained in our certificate of incorporation and bylaws, such as a classified board, limitations on the removal of directors, on stockholder proposals at meetings of stockholders and on stockholder action by written consent and the inability of stockholders to call special meetings, could make it more difficult for a third party to acquire control of our company. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate our stockholders' ability to sell their shares of common stock at a premium.

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

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------   ----------------------------------
United States
  Houston, Texas (lease)..........          3,095     Principal executive offices
  Arlington, Texas................         11,264     Offshore products business office
  Arlington, Texas................         55,853     Offshore products manufacturing
                                                      facility
  Arlington, Texas (lease)........         63,272     Offshore products manufacturing
                                                      facility

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------   ----------------------------------
  Arlington, Texas................         44,780     Elastomer technology center for
                                                      offshore products
  Arlington, Texas................         60,000     Molding and aerospace facilities
                                                      for offshore products
  Houston, Texas (lease)..........         25,638     Offshore products business office
  Houston, Texas..................         85,000     Offshore products manufacturing
                                                      facility
  Houston, Texas (lease)..........         54,050     Offshore products manufacturing
                                                      facility
  Lampasas, Texas.................         47,500     Molding facility for offshore
                                                      products
  Tulsa, Oklahoma.................         65,000     Molding facility for offshore
                                                      products
  Houma, Louisiana................        153,000     Offshore products manufacturing
                                                      facility and yard
  Houma, Louisiana................        108,714     Offshore products manufacturing
                                                      facility and yard
  Crosby, Texas...................      109 acres     Tubular yard
  Belle Chasse, Louisiana.........       11 acres     Accommodations manufacturing
                                                      facility and yard for well site
                                                      services
  Lafayette, Louisiana (lease)....        9 acres     Accommodations equipment repair
                                                      yard for well site services
  Houma, Louisiana................         24,000     Well control yard and office for
                                                      well site services
  Houma, Louisiana................          8,400     Well control office and training
                                                      for well site services
  Broussard, Louisiana............         19,000     Rental tool warehouse for well
                                                      site services
  Odessa, Texas...................          7,500     Office and warehouse in support of
                                                      drilling operations for well site
                                                      services
  Alvin, Texas....................         20,450     Rental tool warehouse for well
                                                      site services
International
  Aberdeen, Scotland (lease)......         68,400     Offshore products manufacturing
                                                      facility
  Bathgate, Scotland..............         28,000     Offshore products manufacturing
                                                      facility
  Barrow, England.................         14,551     Offshore products manufacturing
                                                      facility
  Singapore, Asia (lease).........         23,600     Offshore products manufacturing
                                                      facility
  Macae, Brazil (lease)...........         45,702     Offshore products manufacturing
                                                      facility
  Nisku, Alberta..................     8.58 acres     Accommodations manufacturing
                                                      facility for well site services
  Nisku, Alberta (lease)..........    10.24 acres     Accommodations manufacturing
                                                      facility for well site services
  Edmonton, Alberta...............         31,000     Accommodations office and
                                                      warehouse for well site services

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------   ----------------------------------
  Spruce Grove, Alberta...........         15,000     Accommodations facility and
                                                      equipment yard for well site
                                                      services
  Grande Prairie, Alberta.........    14.69 acres     Accommodations facility and
                                                      equipment yard for well site
                                                      services
  Peace River, Alberta (lease)....       80 acres     Accommodations equipment yard for
                                                      well site services

     We have five tubular sales offices and a total of 17 rental tool supply and distribution points in Texas, Louisiana, New Mexico, Mississippi, Oklahoma and Wyoming. Most of these office locations provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and in other cases, we have indemnified the buyers of businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     Our authorized common stock consists of 200,000,000 shares of common stock. There were 48,535,283 shares of common stock outstanding as of February 28, 2003, including 580,571 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of February 28, 2003 was 66. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. There was no public market for our common stock before February 9, 2001. The closing price of our common stock on February 28, 2003 was $11.40 per share.

     The following table sets forth the range of high and low sale prices of the Company's common stock.

                                                                SALES PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2001:
  First Quarter (from February 9, 2001 to March 31, 2001)...  $12.50   $ 9.00
  Second Quarter............................................   15.00     8.95
  Third Quarter.............................................   10.40     5.80
  Fourth Quarter............................................    9.95     5.99
2002:
  First Quarter.............................................   11.10     6.90
  Second Quarter............................................   11.96     9.80
  Third Quarter.............................................   11.89     8.85
  Fourth Quarter............................................   13.50     9.96
2003:
  First Quarter (through February 28, 2003).................   13.16    10.43

     We have not declared or paid any cash dividends on our common stock since our initial public offering and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we currently intend to retain our earnings, if any, to finance our business and to use for general corporate purposes. Furthermore, our existing credit facilities restrict the payment of dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.

EQUITY COMPENSATION PLANS

     The table below provides information relating to our equity compensation plans as of December 31, 2002:

                                                                               NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                           NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                           BE ISSUED UPON EXERCISE    EXERCISE PRICE OF         COMPENSATION PLANS
                           OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    REFLECTED IN FIRST COLUMN)
-------------              -----------------------   --------------------   --------------------------
Equity compensation plans
  approved by security
  holders................         2,439,073                $8.40                    2,894,156
Equity compensation plans
  not approved by
  security holders.......               N/A                  N/A                          N/A
                                  ---------                  ---                    ---------
Total....................         2,439,073                $8.40                    2,894,156
                                  =========                  ===                    =========

     We do not have any equity compensation plans not approved by our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on the following pages include selected historical and unaudited pro forma financial information of our company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------------
                               2002         2001       2000       1999         2001         2000       1999       1998
                           ------------   --------   --------   --------   ------------   --------   --------   --------
                                                                           CONSOLIDATED
                           CONSOLIDATED            PRO FORMA(1)            AND COMBINED              COMBINED
                           ------------   ------------------------------   ------------   ------------------------------
Statements of Operations
  Data:
  Revenue................    $616,848     $719,722   $595,647   $487,380     $671,205     $304,549   $267,110   $359,034
  Expenses
    Product costs,
      service and other
      costs..............     487,053      582,934    482,662    405,652      537,792      217,601    199,865    264,658
    Selling, general and
      administrative.....      51,791       51,157     46,146     43,815       50,024       37,816     33,624     45,414
    Depreciation and
      amortization(2)....      23,312       28,693     26,729     26,306       28,039       21,314     20,275     18,201
    Other expense
      (income)...........         132         (347)       (69)     2,448         (346)         (69)     2,448      4,928
                             --------     --------   --------   --------     --------     --------   --------   --------
  Operating income.......      54,560       57,285     40,179      9,159       55,696       27,887     10,898     25,833
                             --------     --------   --------   --------     --------     --------   --------   --------
  Net interest expense...      (4,394)      (8,394)    (9,260)   (10,943)      (8,674)     (11,504)   (12,496)   (15,301)
  Other income
    (expense)............         863           87         89       (534)          88           89     (1,297)       115
                             --------     --------   --------   --------     --------     --------   --------   --------
  Income (loss) before
    income taxes.........      51,029       48,978     31,008     (2,318)      47,110       16,472     (2,895)    10,647
  Income tax (expense)
    benefit(3)...........     (11,357)      (2,090)    (4,542)     3,979       (2,054)     (10,776)    (4,654)    (9,745)
                             --------     --------   --------   --------     --------     --------   --------   --------
  Income (loss) from
    continuing operations
    before minority
    interest.............      39,672       46,888     26,466      1,661       45,056        5,696     (7,549)       902
  Minority interest......           4            4        (30)       (31)      (1,596)      (4,248)       610      2,988
                             --------     --------   --------   --------     --------     --------   --------   --------
  Income (loss) from
    continuing
    operations...........    $ 39,676     $ 46,892   $ 26,436   $  1,630     $ 43,460     $  1,448   $ (6,939)  $  3,890
                             ========     ========   ========   ========     ========     ========   ========   ========
  Income (loss) from
    continuing operations
    before extraordinary
    item per common share
    Basic................    $   0.82     $   0.97   $   0.55   $    .03     $   0.96     $   0.05   $  (0.30)  $   0.17
                             ========     ========   ========   ========     ========     ========   ========   ========
    Diluted..............    $   0.81     $   0.96   $   0.55   $    .03     $   0.95     $   0.04   $  (0.30)  $   0.17
                             ========     ========   ========   ========     ========     ========   ========   ========
  Average shares
    outstanding
    Basic................      48,286       48,198     48,013     48,156       45,263       24,482     23,053     22,414
                             ========     ========   ========   ========     ========     ========   ========   ========
    Diluted..............      48,890       48,619     48,358     48,529       46,045       26,471     23,069     22,435
                             ========     ========   ========   ========     ========     ========   ========   ========

                                                              YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                                2002         2001      2000      1999         2001         2000       1999        1998
                            ------------   --------   -------   -------   ------------   --------   ---------   --------
                                                                          CONSOLIDATED
                            CONSOLIDATED           PRO FORMA(1)           AND COMBINED              COMBINED
                            ------------   ----------------------------   ------------   -------------------------------
Other Data:
  EBITDA as defined(4)....    $ 77,872     $ 85,978   $66,908   $35,465     $ 83,735     $ 49,201   $  31,173   $ 44,034
  Capital expenditures....      26,086       29,718                           29,671       21,383      11,297     36,145
  Net cash provided by
    operating
    activities............      45,375       60,263                           55,122       33,937       5,170      7,469
  Net cash provided by
    (used in) investing
    activities............     (89,428)     (27,648)                         (22,667)     (22,377)    112,227    (61,864)
  Net cash provided by
    (used in) financing
    activities............      50,381      (34,005)                         (32,415)         304    (116,122)    42,473

                                                            AT DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                             CONSOLIDATED                  COMBINED
                                          -------------------   ------------------------------
Balance Sheet Data:
  Cash and cash equivalents.............  $ 11,118   $  4,982   $  4,821   $  3,216   $  6,034
  Net property and equipment............   167,146    150,090    143,468    142,242    138,374
  Total assets..........................   644,216    529,883    353,518    355,544    499,025
  Long-term debt and capital leases,
     excluding current portion..........   133,292     73,939    102,614    120,290    109,495
  Redeemable preferred stock of
     subsidiaries.......................        --         --     25,293     25,064     20,150
  Total stockholders' equity............   387,549    344,197     56,549     58,462     73,644

---------------

(1) The unaudited pro forma statements of operations for 1999, 2000 and 2001 and other financial data give effect to:

     - our initial public offering in February 2001 of 10,000,000 shares at $9.00 per share and the application of the net proceeds to us;

     - our issuance of 4,275,555 shares of common stock to SCF in exchange for approximately $36.0 million of our indebtedness held by SCF (SCF Exchange) effected in connection with our initial public offering;

     - the three-for-one reverse stock split of Oil States common stock effected in connection with our initial public offering;

     - the combination of Oil States, HWC and PTI immediately prior to our initial public offering, excluding the minority interest of each company, as entities under common control from the dates such common control was established using reorganization accounting, which yields results similar to pooling of interest accounting;

     - the acquisition of the minority interests of Oil States, HWC and PTI in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 1999, 2000 and 2001, respectively; and

     - the acquisition of Sooner in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 1999, 2000 and 2001, respectively.

(2) In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which we adopted effective January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Accordingly, beginning in 2002, we no longer amortize goodwill. See "Risks Related to Our Operations -- If we have to write off a significant amount of goodwill, our earnings will be negatively affected" in "Item 1. Business" above.

(3) Our effective tax rate is affected by our net operating loss carry forwards. Our 2002 effective tax rate for financial reporting purposes was approximately 22%. Although there are a number of factors that could affect it, we currently estimate that our 2003 effective tax rate for financial reporting purposes will be approximately 29%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Tax Matters" in this Annual Report on Form 10-K.

(4) EBITDA as defined consists of operating income before goodwill amortization, depreciation and other amortization expense. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. We have included EBITDA as defined as a supplemental disclosure because our management believes that it provides useful information regarding our ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We use EBITDA as defined to compare and to monitor the performance of each of our segments to other comparable public companies and as a benchmark for the award of incentive compensation under our annual incentive compensation plan.

     We believe that operating income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our operating income, as derived from our financial information:

                                                            YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------
                                2002        2001      2000      1999         2001        2000      1999      1998
                            ------------   -------   -------   -------   ------------   -------   -------   -------
                                                                         CONSOLIDATED
                            CONSOLIDATED          PRO FORMA(1)           AND COMBINED            COMBINED
                            ------------   ---------------------------   ------------   ---------------------------
Operating Income..........    $54,560      $57,285   $40,179   $ 9,159     $55,696      $27,887   $10,898   $25,833
Plus: Goodwill
  amortization............         --        7,511     7,460     8,075       6,920        2,531     2,903     3,356
Plus: Depreciation and
  other amortization......     23,312       21,182    19,269    18,231      21,119       18,783    17,372    14,845
                              -------      -------   -------   -------     -------      -------   -------   -------
EBITDA as defined.........    $77,872      $85,978   $66,908   $35,465     $83,735      $49,201   $31,173   $44,034
                              =======      =======   =======   =======     =======      =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis together with "Selected Financial Data" and our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

     This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-K. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

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

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, postretirement benefits, warranty claims and contract claims.

     The determination of impairment on long-lived assets, including goodwill, is conducted as indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

     We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income or expense in the period in which the facts and circumstances that give rise to the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined.

     Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not likely be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made.

     The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

OVERVIEW

     We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services segment, we distribute premium casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity and the types of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional casing and tubular strings.

     Energy and oilfield service activities are highly cyclical, depending upon crude oil and natural gas pricing, among other things. Beginning in late 1996 and continuing through the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The price of crude oil and natural gas increased over 1999 levels in 2000 and 2001 due to improved demand for oil, supply reductions by OPEC member countries and reductions in natural gas storage levels. Crude oil and natural gas prices decreased significantly from levels reached in early 2001 by the end of 2001. The economic slowdown in the United States and the rest of the world, moderate weather and the resultant increased inventories of oil and gas, especially in the United States, contributed to those price declines. With those price reductions, our customers responded with decreased drilling activity and spending on exploration and development. In early 2002, oil and gas prices began to increase and they are currently at relatively high levels. However, there has not been a corresponding increase in oil service activity given economic and political uncertainties.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

                                                      AVERAGE RIG COUNT FOR THE YEAR ENDED
                                    RIG COUNT AS OF               DECEMBER 31,
                                     FEBRUARY 28,     ------------------------------------
                                         2003         2002    2001    2000    1999   1998
                                         ----         -----   -----   -----   ----   -----
US................................         912          831   1,156     918   624      837
Canada............................         558(1)       266     341     345   245      259
                                         -----        -----   -----   -----   ---    -----
  North America...................       1,470        1,097   1,497   1,263   869    1,096
                                         =====        =====   =====   =====   ===    =====

---------------

(1) Canadian rig counts typically increase during the peak winter drilling season.

     The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. The downturn in activity in 1998 and 1999 had a material adverse effect on demand for our products and services, and the results of our operations decreased significantly. Our business benefited from the improvement in crude oil and natural gas pricing in 2000 and early 2001 and the resulting increases in the rig count in 2000 and the first half of 2001. During 2002, the U.S. rig count decreased in the first half of the year and it has been relatively flat since then. The U.S. rig count reached its lowest level since 1999 when it totaled 738 rigs on April 15, 2002. The U.S. rig count has risen since then and totaled 912 as of February 28, 2003.

     We believe that our offshore products segment lagged the general market recovery in 2000 and 2001 because its sales primarily relate to offshore construction and production facility development which generally occur later in the exploration and development cycle. Worldwide offshore construction and development activity improved in 2002, and backlog in our offshore products segment increased to $100.1 million at December 31, 2002, compared to $72.4 million at December 31, 2001. Substantially all of our backlog as of December 31, 2002 is expected to be completed by December 31, 2003.

     Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, there can be no assurance that these expectations will be realized. We view the recent increases in actual oil and natural gas prices and reduction in related supplies as important steps toward increased demand for oilfield service activity.

     Although we experienced significant declines in North American drilling activity during 2002 which impacted our exploration related businesses, we believe that industry fundamentals are improving and will provide us with strong growth opportunities.

THE COMBINATION

     Prior to our initial public offering in February 2001, SCF-III, L.P. owned majority interests in Oil States, HWC and PTI, and SCF-IV, L.P. owned a majority interest in Sooner. L. E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III, L.P. and SCF-IV, L.P. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. Immediately prior to the closing of our initial public offering, the Combination closed and HWC, PTI and Sooner merged with wholly owned subsidiaries of Oil States. As a result, HWC, Sooner and PTI became our wholly owned subsidiaries.

     The financial results of Oil States, HWC and PTI have been combined for the three years in the period ended December 31, 2000 as well as the beginning of calendar 2001 until February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations for those periods. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrently with the closing of our initial public offering in February 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statements for the years ended December 31, 2000 and 2001 reflect the acquisition of Sooner effective as of January 1, 2000 and 2001, respectively. Following the acquisition of Sooner, we reported under three business segments.

CONSOLIDATED AND PRO FORMA RESULTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                              2002        2001     2000
                                                          ------------   ------   ------
                                                          CONSOLIDATED      PRO FORMA
                                                          ------------   ---------------
Revenues
  Well site services....................................     $209.8      $239.8   $189.9
  Offshore products.....................................      190.6       129.3    114.6
  Tubular services......................................      216.4       350.6    291.1
                                                             ------      ------   ------
     Total..............................................     $616.8      $719.7   $595.6
                                                             ======      ======   ======
Gross Margin
  Well site services....................................     $ 63.1      $ 86.2   $ 65.7
  Offshore products.....................................       52.9        29.5     21.2
  Tubular services......................................       13.8        22.1     26.1
  Corporate/other.......................................         --        (1.0)      --
                                                             ------      ------   ------
     Total..............................................     $129.8      $136.8   $113.0
                                                             ======      ======   ======
Gross margin as a percent of revenues
  Well site services....................................       30.1%       35.9%    34.6%
  Offshore products.....................................       27.8%       22.8%    18.5%
  Tubular services......................................        6.4%        6.3%     9.0%
     Total..............................................       21.0%       19.0%    19.0%

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                              2002        2001     2000
                                                          ------------   ------   ------
                                                          CONSOLIDATED      PRO FORMA
                                                          ------------   ---------------
Operating income (loss)
  Well site services....................................     $ 27.4      $ 47.4   $ 30.8
  Offshore products.....................................       27.3         6.6     (1.6)
  Tubular services......................................        5.4        12.5     16.7
  Corporate/other.......................................       (5.5)       (9.2)    (5.7)
                                                             ------      ------   ------
     Total..............................................     $ 54.6      $ 57.3   $ 40.2
                                                             ======      ======   ======

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31,
  2001

     Revenues. Revenues decreased $102.9 million, or 14.3%, during the year ended December 31, 2002 to $616.8 million compared to the year ended December 31, 2001. Revenues in our well site services segment decreased $30.0 million, or 12.5%, in the year ended December 31, 2002 compared to the previous year. Within well site services, comparing the year 2002 to the year 2001, our work force accommodations, catering and logistics services and modular building construction services revenues decreased $18.5 million, or 13.6%, due to lower activity in Canada and the U.S. Gulf of Mexico, our land drilling revenues decreased $3.1 million, or 10.1%, due to lower activity and drilling rates, primarily in West Texas, our rental tool services revenues decreased $0.3 million, or 0.8%, because lower activity in our U.S. Gulf of Mexico locations was partially offset by the impact of acquisitions made by the Company in March and August 2002 and our workover services revenues decreased $8.1 million, or 21.8%, as activity, especially in the U.S. Gulf of Mexico, decreased compared to 2001. Our offshore products segment revenues increased $61.3 million, or 47.4%, in the year 2002 compared to the year 2001, due to significantly increased activity supporting offshore production facility construction, primarily in deepwater locations. Our tubular services segment revenues in the year 2002 were $134.2 million, or 38.3%, lower than in the year 2001 because of decreased drilling activity in the United States and significantly lower foreign sales in 2002 compared to 2001.

     Cost of Sales. Cost of sales decreased $95.9 million, or 16.4%, to $487.0 million in the year 2002 compared to the previous year. The cost of sales decrease was primarily due to decreased tubular services sales partially offset by higher costs at our offshore products segment. Tubular services cost of sales decreased $125.9 million, or 38.3%, in the year 2002 compared to the year 2001 and our offshore products segment cost of sales increased $37.9 million, or 38.0%, in the year 2002 compared to the year 2001.

     Gross Margins. Our gross margins, which we calculate before a deduction for depreciation and amortization expense, decreased $7.0 million, or 5.1%, to $129.8 million in the year 2002 compared to the year 2001. Our gross margin as a percent of revenue improved from 19.0% in the year 2001 to 21.0% in 2002 due to a more favorable mix of our revenues consisting of higher margin offshore products and well site services activities with less of our 2002 revenues consisting of tubular sales. Our offshore products' gross margins increased $23.4 million, or 79.3%, in the year 2002 compared to the year 2001 and our gross margin percentage increased to 27.8% in the year 2002 compared to 22.8% in the year 2001 as higher volumes of product shipments lead to increased operating efficiencies in the year 2002. Our well site services gross margins decreased $23.1 million, or 26.8%, to $63.1 million in the year 2002 compared to the year 2001. The gross margin percentage for well site services declined to 30.1% in the year 2002 compared to 35.9% in 2001. Within our well site services segment, our land drilling business gross margins decreased $5.1 million, or 44.7%, to $6.3 million in 2002 compared to total gross margin of $11.4 million in 2001 because of decreased drilling activity and lower prices obtained for drilling services; our rental tool business reported 2002 gross margins totaling $18.4 million, or 51.5% of revenue, compared to 2001 gross margins totaling $18.9 million, or 52.5% of revenue in 2001 as we saw increased price competition for rental tools which offset the positive effect of our 2002 rental tool business acquisitions; our workover services gross margins in the year 2002 totaled $8.7 million, or 30.3% of revenues, compared to 2001 gross margins of $13.4 million, or 36.1% of revenues, as decreased U.S. Gulf of Mexico margins and activity more than offset the positive effect of higher international activity; and our work force accommodations, catering and logistics services and modular building construc-tion services businesses gross margin decreased in 2002 to $29.6 million, or 25.2% of revenue, compared to $42.4 million, or 31.2% of revenue, in the previous year because of the impact of lower drilling activity in 2002 in Canada and the U.S. Gulf of Mexico and because a greater percentage of revenues resulted from relatively low margin construction activity. Our tubular services margins in the year 2002 totaled $13.8 million, a decrease of $8.3 million, or 37.6%, compared to the year 2001. While tubular services gross margins were approximately the same in each of the last two years, the volume of tubular products shipped in 2002 decreased by approximately 29% compared to 2001.

     Selling, General and Administrative Expense. During the year 2002, selling, general and administrative expenses (SG&A) increased $0.6 million, or 1.2%, to $51.8 million from $51.2 million in the year 2001. As a percent of revenues, SG&A increased to 8.4% in 2002 compared to 7.1% in 2001. Increased costs in the year 2002 compared to 2001 at our offshore products segment, driven by higher activity and increased employee incentive costs were only partially offset by lower well site services segment costs associated with decreased activity within that segment.

     Depreciation and Amortization. Depreciation and amortization expense totaled $23.3 million in the year 2002 compared to $28.7 million in 2001. The $5.4 million decrease is principally related to the elimination of goodwill amortization in 2002 (in comparison, we amortized $7.5 million of goodwill in the year 2001) partially offset by additional depreciation and amortization associated with capital additions and intangibles recorded as part of business acquisitions in the years 2001 and 2002.

     Operating Income. Our operating income represents revenues less (i) product costs, (ii) service and other costs, (iii) SG&A, and (iv) depreciation and amortization plus other operating income. Our operating income decreased $2.7 million, or 4.7%, to $54.6 million for 2002 from $57.3 million in 2001. Operating income from our well site services segment decreased $20.0 million from $47.4 million for 2001 to $27.4 million for 2002. Operating income for our offshore products segment increased $20.7 million to $27.3 million for 2002 compared to $6.6 million in 2001. Operating income in our tubular services segment decreased $7.1 million from $12.5 million in 2001 to $5.4 million in 2002. Corporate/other operating loss improved from a loss of $9.2 million in 2001 to a loss of $5.5 million in 2002 primarily because of the discontinuance of goodwill amortization in 2002.

     Net Interest Expense. Net interest expense totaled $4.4 million in the year 2002, a decrease of $4.0 million, or 47.6%, compared to net interest expense of $8.4 million in 2001. Both interest rates and average debt balances were lower during 2002 when compared to 2001.

     Income Tax Expense. Our income tax expense totaled $11.4 million, or 22.3% of pretax income, in the year 2002 compared to $2.1 million, or 4.3% of pretax income in the year 2001. The increased tax expense is primarily due to the higher effective tax rate which increased in 2002 compared to 2001 as a result of a lower amount of net operating loss carryforwards available to offset taxable income. We expect our effective tax rate to increase to approximately 29% for the full year 2003.

  PRO FORMA YEAR ENDED DECEMBER 31, 2001 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 2000

     Revenues. Pro forma revenues increased by 20.8% from $595.6 million during the year ended December 31, 2000 to $719.7 million during 2001. Revenues from our well site services segment increased $49.9 million, or 26.3%, to $239.8 million of which $24.0 million was generated from our work force accommodations, catering and logistics services and modular building construction services, $9.1 million was generated from our rental tool business, $11.7 million was generated from our land drilling operations and $5.1 million was generated from our hydraulic workover operations. Increases in Canadian drilling activity, oil sands development activity and strong Gulf of Mexico accommodations activity drove the increase in revenues in our work force accommodations, catering and logistics and modular building construction services. The increase in revenues from our rental tool operations was due to increased equipment available to rent and two small acquisitions completed in the third quarter of 2001. Increases in revenues from our land drilling services were due to improvements in utilization and pricing from the year 2000 to the year 2001. Increased foreign activity and higher pricing contributed to our hydraulic workover improvement in 2001 compared to 2000. Our tubular services revenues increased $59.5 million, or 20.4%, as a direct result of increased drilling activity over the period. In addition, tubular services revenues in the fourth quarter of 2001 benefited from a large one-time sale of inventory held in international locations pursuant to two scheduled contract terminations. Such international sales totaled $17.1 million and $51.5 million in 2000 and 2001, respectively. One of these contracts expired on March 31, 2002 and the other expired on June 30, 2002. The remaining $14.7 million increase in revenues was generated by our offshore products segment. This year over year increase in revenues was generated by increased demand for our bearings and connector products and certain fabrication work.

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

     Gross Margin. Our pro forma gross margins, which we calculate before a deduction for depreciation and amortization expense, increased $23.8 million from $113.0 million in 2000 to $136.8 million in 2001. Our gross margin percentage was consistent in 2000 and 2001 at 19.0% due to an improvement in our offshore products and well site services segments, offset by declines in our tubular services gross margin percentages. Offshore products' gross margin increased from $21.2 million in 2000 to $29.5 million in 2001, an increase of $8.3 million, or 39.2%. Our gross margin percentage in this segment increased from 18.5% in 2000 to 22.8% in 2001. This gross margin increase was due to improved revenues and margins related to our BOP stack integration and repair services as well as increased demand for our flexible bearings and connector products. We also had improved margins related to the manufacturing of rig and vessel equipment. Our well site services gross margins increased from $65.7 million in 2000 to $86.2 million in 2001, an increase of $20.5 million, or 31.2%. Our gross margin percentage in this segment increased from 34.6% in 2000 to 35.9% in 2001. Within our well site services segment, land drilling contributed $7.2 million of the margin increase as both utilization of our rigs and average revenues per day worked increased in 2001 compared to 2000. Our work force accommodations, catering and logistics services and modular building construction services was responsible for an improvement in gross margin of $6.4 million due to increased activity, especially in the U.S. Gulf of Mexico operations, increased equipment available to rent as a result of capital expenditures and increased activity in the oil sands development areas in northern Alberta, Canada. Our rental tool operations contributed margin improvement of $4.9 million. This increase in gross margin was principally related to the increase in revenues discussed above. Our hydraulic workover operations gross margins increased $2.0 million in 2001 compared to 2000 as a result of increased activity, especially in foreign locations. Tubular Services gross margins decreased from $26.1 million, or 9.0% of revenues, during 2000 to $22.1 million, or 6.3% of revenues during 2001, a decrease of $4.0 million, or 15.3%. Our tubular services segment suffered margin declines during the last half of 2001 due to general market declines and our decision to aggressively reduce inventory levels in anticipation of a weakening market. This margin decline occurred despite a liquidation of our international tubular inventories during the fourth quarter of 2001. Gross margin from international sales totaled $2.8 million and $6.6 million in 2000 and 2001, respectively. The negative gross margin for corporate/other is due to recognition of unallocated insurance expense at the corporate level.

     Selling, General and Administrative Expenses. During the year ended December 31, 2001, pro forma selling, general and administrative (SG&A) expenses increased $5.0 million, or 10.8%, to $51.1 million from $46.1 million during 2000. As a percent of revenues, SG&A expenses declined to 7.1% in 2001 from 7.7% in 2000. SG&A expenses increased by $2.4 million, or 12.1%, in our well site services segment due to headcount increases in support of increased market activity and higher incentive pay, which is based upon our EBITDA performance. Corporate headquarters charges were up $2.8 million due to the establishment of a new corporate headquarters office.

     Depreciation and Amortization. Pro forma depreciation and amortization increased $2.0 million to a total of $28.7 million for the year ended December 31, 2001. The 7.5% increase was primarily due to acquisitions and capital expenditures made in our well site services segment during 2000 and 2001.

     Operating Income.  Our pro forma operating income represents revenues less
(i) product costs, (ii) service and other costs, (iii) SG&A and (iv) depreciation and amortization, plus other operating income.

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

     Income Tax Expense. Pro forma income tax expense totaled $2.1 million during 2001 compared to $4.5 million during 2000. The decrease of $2.4 million, and the corresponding low effective tax rate, was primarily due to a reduction in the valuation allowance applied against tax assets, primarily net operating losses (NOL's), due to expected tax benefits resulting from the Combination. We adjusted such valuation allowance because we determined that it was more likely than not that the deferred tax assets would be realized.

     Minority Interest. Minority interest was immaterial during the years ended December 31, 2001 and 2000. Substantially all of the minority interests were acquired, and therefore reduced, in connection with the Combination.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

     Prior to the Sooner acquisition in February 2001, we reported under two business segments, offshore products and well site services. Information for these two segments, which represent the combined results of Oil States, HWC and PTI using reorganization accounting, is presented in our consolidated financial statements included in this Annual Report on Form 10-K. Subsequent to the February 2001 acquisition of Sooner and the Combination, we reported under the three business segments discussed above.

     We believe that the pro forma results of operations discussed above reflect the components of our current business operations and capital structure. For a discussion of our consolidated and combined results of operations, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 4, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our work force accommodation units, funding new product development and general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and private and public capital investments.

     Cash was provided by operations during the years ended December 31, 2002 and 2001 in the amounts of $45.4 million and $55.1 million, respectively. Cash provided by operations in 2002 was generated by net income plus non-cash charges partially offset by working capital increases for purchases of inventory at our offshore products and tubular services segments. During the last half of 2002, our tubular inventories increased $22.1 million, or 57%, as we purchased inventory in anticipation of increased future demand for tubular products from exploration and production companies and other tubular distributors. Offshore products inventories increased in 2002 compared to 2001 because of increased activity in that segment.

     Cash used by investing activities in 2002 totaled $89.4 million compared to $22.7 million in 2001. Capital expenditures in 2002 were $26.1 million and related principally to our well site services segment ($19.3 mil-

lion) and offshore products segment ($6.6 million). We spent cash totaling $64.8 million on six acquisitions. See Note 5 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.

     We currently expect to spend a total of approximately $35.0 million during 2003 to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds.

     Capital expenditures totaling $29.7 million during the year ended December 31, 2001 consisted principally of purchases of assets for our well site services businesses.

     Net cash of $50.4 million was provided by financing activities during the year ended December 31, 2002, primarily as a result of borrowings under our bank credit facility to fund our capital expenditures and acquisitions.

     Net cash of $32.4 million was used in financing activities during the year ended December 31, 2001, primarily as a result of debt and preferred stock repayments, partially offset by net proceeds from our initial public offering.

     The following summarizes our debt and lease obligations at December 31, 2002 (in thousands):

                                                        DUE IN LESS    DUE IN     DUE AFTER
DECEMBER 31, 2002                             TOTAL     THAN 1 YEAR   1-3 YEARS    3 YEARS
-----------------                            --------   -----------   ---------   ---------
Debt and lease obligations:
Long-term debt, including capital leases...  $134,205     $  913      $128,923     $4,369
Non-cancelable operating leases............    12,635      3,949         5,304      3,382
                                             --------     ------      --------     ------
Total contractual cash obligations.........  $146,840     $4,862      $134,227     $7,751
                                             ========     ======      ========     ======

     Our debt obligations at December 31, 2002 are included in our consolidated balance sheet, which is a part of our consolidated financial statements included in this Annual Report on Form 10-K. We have not entered into any material leases or off balance sheet arrangements subsequent to December 31, 2002.

     With the proceeds received in our initial public offering completed in February 2001, we repaid $43.7 million of outstanding subordinated debt, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds were used to reduce amounts outstanding under bank lines of credit. Concurrently with the closing of our initial public offering, we issued 4,275,555 shares of common stock in the SCF Exchange.

     Concurrently with our initial public offering, we also entered into a $150 million senior secured revolving credit facility which was increased to $168 million of availability in December 2002. Up to $45.0 million of commitments under the credit facility are available in the form of loans denominated in Canadian dollars and may be made to our principal Canadian operating subsidiaries. This credit facility replaced existing credit facilities. The facility was extended during the fourth quarter of 2002 and matures on January 25, 2005, unless extended for an additional one year period with the consent of the lenders. Amounts borrowed under this facility bear interest, at our election, at either:

     - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.75% to 3.0%; or

     - an alternate base rate equal to the higher of the bank's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate) plus a margin ranging from 0.75% to 2.0%, depending upon the ratio of total debt to EBITDA (as defined in the credit facility and which differs from the definition of EBITDA as defined generally used by us, as set forth in Note 4 of "Item
       6. Selected Financial Data" above).

     We pay commitment fees of 0.5% per year on the undrawn portion of the facility.

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

     Our ability to borrow under the facility is subject to certain customary conditions, including the continuing accuracy of representations and warranties, the lack of material adverse changes, our continuing compliance with laws and the lack of defaults under the facility.

     Our credit facility contains negative covenants that restrict our ability to borrow additional funds, encumber assets, pay dividends, sell assets except in the normal course of business and enter into other significant transactions.

     In addition, our credit facility requires us to maintain:

     - a ratio of EBITDA to interest expense of not less than 3.0 to 1.0;

     - a level of consolidated net tangible assets of not less than $120 million, less the amount of goodwill (not to exceed $55 million) associated with acquisitions made by us in the period from June 30, 2002 to January 25, 2004, plus 50% of each quarter's consolidated net income (but not loss);

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

     As of December 31, 2002, we had $124.3 million outstanding under this facility and an additional $8.1 million of outstanding letters of credit, leaving $35.3 million available to be drawn under the facility. We had an aggregate of approximately $5.8 million of subordinated debt outstanding at December 31, 2002. The subordinated debt will become due and payable at various times through September 2007. See Note 6 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K. Our total debt represented 25.7% of our total book capitalization at December 31, 2002.

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

TAX MATTERS

     For the year ended December 31, 2002, we had deferred tax assets, net of deferred tax liabilities, of approximately $5.2 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $76 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. A portion of our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. In 2003, approximately $39 million of NOLs are available for use if sufficient income is generated. However, if a successive change in control is triggered in 2003 pursuant to Section 382, it is possible that a significantly lesser amount of NOLs would be available for use in such year. Such a scenario could have a significant negative impact on our cash taxes payable, however, it is anticipated that any such change would not trigger a significant adverse impact on our 2003 tax expense. This is attributable to the operation of the valuation allowance related to our NOL carryforwards. See Note 10 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.

     Our 2002 effective tax rate was approximately 22%. This low effective tax rate was due to the partial utilization of net operating losses which benefited the consolidated group after the Combination. During 2002, we paid cash taxes of $9.4 million. We currently estimate our 2003 effective tax rate will be approximately 29%. Our actual effective tax rates could differ materially from these estimates, which are subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the nonamortization provisions of the Statements resulted in an increase in net income of approximately $8.0 million ($.16 per diluted share) for year 2002. We have performed the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2002 and there was no impairment of assets indicated.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement is effective for fiscal years beginning after June 15, 2002, and we expect to adopt the Statement effective January 1, 2003. We expect that this Statement will have an immaterial effect on our consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We were required to adopt this Statement effective January 1, 2002, and it did not have an impact on our consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." We are required to adopt this statement in 2003, and we expect it will not have a material impact on our financial statements.

     We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure," issued in December 2002, effective with our December 31, 2002 consolidated and combined financial statements and related footnotes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     As of December 31, 2002, we had floating rate obligations totaling approximately $124.3 million for amounts borrowed under our revolving credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2002 levels, our consolidated interest expense would increase by a total of approximately $1.2 million annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of December 31, 2002, we had Canadian dollar-denominated debt totaling approximately $3.2 million. As of December 31, 2002, we had foreign currency forward purchase option contracts totaling $5.0 million at rates not significantly different from the actual rates at December 31, 2002. We have incurred no material gains or losses from foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our combined, pro forma combined and consolidated financial statements and supplementary data of the Company appear on pages 41 through 74 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 16 to our Consolidated and Combined Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders and from "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Equity Compensation Plans" of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

     On March 3, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since March 3, 2003.

     Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements: Reference is made to the index set forth on page 38 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules: No schedules have been included herein because the information required to be submitted has been included in the Pro Forma Consolidated and Combined financial statements and Consolidated and Combined Financial Statements or the Notes thereto, or the required information is inapplicable.

          (3) Index of Exhibits: See Index of Exhibits, below, for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Index of Exhibits

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
  3.1        --    Amended and Restated Certificate of Incorporation
                   (incorporated by reference to Exhibit 3.1 to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   2000, as filed with the Commission on March 30, 2001).
  3.2        --    Amended and Restated Bylaws (incorporated by reference to
                   Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 2000, as filed with the
                   Commission on March 30, 2001).
  3.3        --    Certificate of Designations of Special Preferred Voting
                   Stock of Oil States International, Inc. (incorporated by
                   reference to Exhibit 3.3 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 2000, as filed
                   with the Commission on March 30, 2001).
  4.1        --    Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                   Form S-1 (File No. 333-43400)).
  4.2        --    Amended and Restated Registration Rights Agreement
                   (incorporated by reference to Exhibit 4.2 to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   2000, as filed with the Commission on March 30, 2001).
  4.3*       --    First Amendment to the Amended and Registration Rights
                   Agreement dated May 17, 2002.
 10.1        --    Combination Agreement dated as of July 31, 2000 by and among
                   Oil States International, Inc., HWC Energy Services, Inc.,
                   Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                   and PTI Group Inc. (incorporated by reference to Exhibit
                   10.1 to the Company's Registration Statement on Form S-1
                   (File No. 333-43400)).
 10.2        --    Plan of Arrangement of PTI Group Inc. (incorporated by
                   reference to Exhibit 10.2 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 2000, as filed
                   with the Commission on March 30, 2001).
 10.3        --    Support Agreement between Oil States International, Inc. and
                   PTI Holdco (incorporated by reference to Exhibit 10.3 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 2000, as filed with the Commission on March 30,
                   2001).
 10.4        --    Voting and Exchange Trust Agreement by and among Oil States
                   International, Inc., PTI Holdco and Montreal Trust Company
                   of Canada (incorporated by reference to Exhibit 10.4 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 2000, as filed with the Commission on March 30,
                   2001).
 10.5**      --    2001 Equity Participation Plan (incorporated by reference to
                   Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 2000, as filed with the
                   Commission on March 30, 2001).
 10.6**      --    Form of Deferred Compensation Plan (incorporated by
                   reference to Exhibit 10.6 to the Company's Registration
                   Statement on Form S-1 (File No. 333-43400)).
 10.7**      --    Annual Incentive Compensation Plan (incorporated by
                   reference to Exhibit 10.7 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 2000, as filed
                   with the Commission on March 30, 2001).
 10.8**      --    Executive Agreement between Oil States International, Inc.
                   and Douglas E. Swanson (incorporated by reference to Exhibit
                   10.8 to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 2000, as filed with the Commission on March 30, 2001).
 10.9**      --    Executive Agreement between Oil States International, Inc.
                   and Cindy B. Taylor (incorporated by Reference to Exhibit
                   10.9 to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 2000, as filed with the Commission on March 30, 2001).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 10.10**     --    Form of Executive Agreements between Oil States
                   International, Inc. and Named Executive Officers (Messrs.
                   Hughes and Chaddick) (incorporated by reference to Exhibit
                   10.10 of the Company's Registration Statement on Form S-1
                   (File No. 333-43400)).
 10.11**     --    Form of Change of Control Severance Plan for Selected
                   Members of Management (incorporated by reference to Exhibit
                   10.11 of the Company's Registration Statement on Form S-1
                   (File No. 333-43400)).
 10.12       --    Credit Agreement among Oil States International, Inc., PTI
                   Group Inc., the Lenders named therein, Credit Suisse First
                   Boston, Credit Suisse First Boston Canada, Hibernia National
                   Bank and Royal Bank of Canada (incorporated by reference to
                   Exhibit 10.12 of the Company's Registration Statement on
                   Form S-1 (File No. 333-43400)).
 10.12.1     --    Amendment No. 1, dated as of September 23, 2002, to the
                   Credit Agreement, dated as of February 14, 2001 by and among the Company, PTI Group Inc., the Lenders named therein,
                   Credit Suisse First Boston, as Administrative Agent and U.S.
                   Collateral Agent, and Credit Suisse First Boston (formerly
                   Credit Suisse First Boston Canada), as Canadian
                   Administrative Agent and Canadian Collateral Agent (the
                   "Credit Agreement") (incorporated by reference to Exhibit
                   10.1 to the Company's current report on Form 8-K filed with the Commission on February 14, 2003).
 10.12.2     --    Amendment No. 2, dated as of December 12, 2002, to the
                   Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the
                   Commission on February 14, 2003).
 10.13A**    --    Restricted Stock Agreement, dated February 8, 2001, between
                   Oil States International, Inc. and Douglas E. Swanson
                   (incorporated by reference to Exhibit 10.13A to the
                   Company's Report on Form 10-Q filed May 15, 2001).
 10.13B**    --    Restricted Stock Agreement, dated February 22, 2001, between
                   Oil States International, Inc. and Douglas E. Swanson
                   (incorporated by reference to Exhibit 10.13B to the
                   Company's Report on Form 10-Q filed May 15, 2001).
 10.14**     --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
                   Form S-1 (File No. 333-43400)).
 10.15**     --    Form of Executive Agreement between Oil States
                   International, Inc. and named Executive Officer (Mr. Slator)
                   (incorporated by reference to Exhibit 10.16 to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   2001, as filed with the Commission on March 1, 2002).
 10.16**     --    Douglas E. Swanson contingent option award dated as of
                   February 11, 2002 (incorporated by reference to Exhibit
                   10.17 to the Company's quarterly report on Form 10-Q for the three months ended September 30, 2002 as filed with the
                   Commission on November 13, 2002).
 10.17**     --    Form of Executive Agreement between Oil States
                   International, Inc. and named executive officer (Mr. Trahan)
                   (incorporated by reference to Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the three months ended
                   June 30, 2002 as filed with the Commission on August 13,
                   2002).
 21.1*       --    List of subsidiaries of the Company.
 23.1*       --    Consent of Ernst & Young LLP
 23.2*       --    Consent of PricewaterhouseCoopers LLP
 24.1*       --    Powers of Attorney for Directors.

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

                                          OIL STATES INTERNATIONAL, INC.

                                          By     /s/ DOUGLAS E. SWANSON
                                            ------------------------------------
                                                     Douglas E. Swanson
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 13, 2003.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                  L.E. SIMMONS*                                    Chairman of the Board
 ------------------------------------------------
                   L.E. Simmons


              /s/ DOUGLAS E. SWANSON                  Director, President and Chief Executive Officer
 ------------------------------------------------              (Principal Executive Officer)
                Douglas E. Swanson


               /s/ CINDY B. TAYLOR                     Senior Vice President, Chief Financial Officer
 ------------------------------------------------                      and Treasurer
                 Cindy B. Taylor                               (Principal Financial Officer)


              /s/ ROBERT W. HAMPTON                     Vice President -- Finance and Accounting and
 ------------------------------------------------         Secretary (Principal Accounting Officer)
                Robert W. Hampton


                 MARTIN LAMBERT*                                          Director
 ------------------------------------------------
                  Martin Lambert


                  MARK G. PAPA*                                           Director
 ------------------------------------------------
                   Mark G. Papa


                GARY L. ROSENTHAL*                                        Director
 ------------------------------------------------
                Gary L. Rosenthal


                 ANDREW L. WAITE*                                         Director
 ------------------------------------------------
                 Andrew L. Waite


                STEPHEN A. WELLS*                                         Director
 ------------------------------------------------
                 Stephen A. Wells


 *By:              /s/ CINDY B. TAYLOR
        ------------------------------------------
         Cindy B. Taylor, pursuant to a power of
          attorney filed as Exhibit 24.1 to this
                Annual Report on Form 10-K

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas E. Swanson, certify that:

          1. I have reviewed this annual report on Form 10-K of Oil States International, Inc. ("Registrant");

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

                                                /s/ DOUGLAS E. SWANSON
                                          --------------------------------------
                                                    Douglas E. Swanson
                                          President and Chief Executive Officer

Date: March 13, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Cindy Taylor, certify that:

          1. I have reviewed this annual report on Form 10-K of Oil States International, Inc. ("Registrant");

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

                                                  /s/ CINDY B. TAYLOR
                                          --------------------------------------
                                                     Cindy B. Taylor
                                             Senior Vice President and Chief
                                                    Financial Officer

Date: March 13, 2003

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO COMBINED, PRO FORMA COMBINED AND
                       CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Consolidated and Combined Financial
  Statements................................................  42
  Unaudited Pro Forma Consolidated and Combined Statement of
     Operations for the Year Ended December 31, 2001........  43
  Unaudited Pro Forma Combined Statement of Operations for
     the Year Ended December 31, 2000.......................  44
  Notes to Unaudited Pro Forma Consolidated and Combined
     Financial Statements...................................  45
Consolidated and Combined Financial Statements
Reports of Independent Auditors
  Ernst and Young LLP.......................................  47
  PricewaterhouseCoopers LLP................................  48
Consolidated and Combined Statements of Income for the Years
  Ended December 31, 2002, 2001, and 2000...................  49
Consolidated Balance Sheets at December 31, 2002 and 2001...  50
Consolidated and Combined Statements of Stockholders' Equity
  and Comprehensive Income (Loss) for the Years Ended
  December 31, 2002, 2001 and 2000..........................  51
Consolidated and Combined Statements of Cash Flow for the
  Years Ended December 31, 2002, 2001, and 2000.............  52
Notes to the Consolidated and Combined Financial
  Statements................................................  53

       UNAUDITED PRO FORMA CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

     The consolidated financial statements of Oil States International, Inc. reflect the Company's financial position, results of operations and changes in stockholders' equity for periods subsequent to February 14, 2001, the date of the Company's initial public offering and the combination of Oil States International, Inc. (Oil States), HWC Energy Services, Inc. (HWC) and PTI Group Inc. (PTI) (collectively the Controlled Group), among other things.

     As more fully described below, and in footnotes that follow, the combined financial statements reflect the financial position, results of operations and changes in stockholders' equity of the predecessor entities that now comprise Oil States International, Inc. based on reorganization accounting. The pro forma financial information that follows reflect the Company's historical consolidated or combined statements of operations, depending upon the period involved, and give effect to the pro forma transactions and adjustments more fully described below.

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

     - the conversion of the common stock held by the minority interests of each entity in the Controlled Group into shares of the Company's common stock, based on the purchase method of accounting;

     - the conversion of all of the outstanding common stock of Sooner Inc. (Sooner) into shares of the Company's common stock, based on the purchase method of accounting; and

     - the exchange of 4,275,555 shares of common stock for $36.0 million of debt of Sooner and Oil States; and

     - the Company's sale of 10,000,000 shares of common stock (the Offering) and the application of the net proceeds totaling $84.1 million. With the proceeds received in the Offering, the Company repaid $43.7 million of outstanding subordinated debt of the Controlled Group and Sooner, redeemed $21.8 million of preferred stock of Oil States, paid accrued interest on subordinated debt and accrued dividends on preferred stock aggregating $7.1 million, and repurchased common stock from non-accredited shareholders and shareholders holding pre-emptive stock purchase rights for $1.6 million. The balance of the proceeds was used to reduce amounts outstanding under bank lines of credit.

The unaudited pro forma consolidated and combined statements of operations for the years ended December 31, 2001 and 2000 were prepared based upon the historical consolidated and combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

     - the Company's acquisition of minority interests of the Controlled Group;

     - the Company's acquisition of Sooner;

     - the Company's exchange of shares of common stock for debt of Sooner and Oil States; and

     - the Company's sale of shares in the Offering,

as if these transactions had occurred on January 1, 2000 and 2001, respectively.

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

                         OIL STATES INTERNATIONAL, INC.

          PRO FORMA CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                             HISTORICAL                                     PRO FORMA
                                     --------------------------   -------------------------------------------------------------
                                     CONSOLIDATED                                                                   PRO FORMA
                                         AND        SOONER INC.                                                    CONSOLIDATED
                                       COMBINED       (PERIOD                    MINORITY                          AND COMBINED
                                      YEAR ENDED       FROM       SOONER INC.    INTEREST          OFFERING         YEAR ENDED
                                     DECEMBER 31,   01/01/01 TO   ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS       DECEMBER 31,
                                         2001        02/14/01)     (NOTE 2)      (NOTE 3)     (NOTES 1, 3 AND 4)       2001
                                     ------------   -----------   -----------   -----------   ------------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                            (UNAUDITED)
Revenue............................    $671,205       $48,517        $             $                $                $719,722
Expenses
  Costs of sales...................     537,792        45,142                                                         582,934
  Selling, general and
     administrative................      50,024         1,133                                                          51,157
  Depreciation and amortization....      28,039           188          331           135                               28,693
  Other income.....................        (346)           (1)                                                           (347)
                                       --------       -------        -----         -----            ------           --------
Operating income (loss)............      55,696         2,055         (331)         (135)                              57,285
                                       --------       -------        -----         -----            ------           --------
Interest income....................         602            22                                                             624
Interest expense...................      (9,276)         (585)                                         843(A)          (9,018)
Other income.......................          88            (1)                                                             87
                                       --------       -------        -----         -----            ------           --------
  Earnings (loss) before income
     taxes.........................      47,110         1,491         (331)         (135)              843             48,978
Income tax (expense) benefit.......      (2,054)         (542)                                         506(D)          (2,090)
                                       --------       -------        -----         -----            ------           --------
Net income (loss) before minority
  interests........................      45,056           949         (331)         (135)            1,349             46,888
Minority interests.................      (1,596)           --                                        1,600                  4
                                       --------       -------        -----         -----            ------           --------
Net income (loss) before
  extraordinary item...............      43,460           949         (331)         (135)            2,949             46,892
Preferred stock dividends..........         (41)           --                                           41(C)              --
                                       --------       -------        -----         -----            ------           --------
Net income before extraordinary
  item attributable to common
  shares...........................    $ 43,419       $   949        $(331)        $(135)           $2,990           $ 46,892
                                       ========       =======        =====         =====            ======           ========
Net income per common share before
  extraordinary item
  Basic............................    $    .96                                                                      $   0.97
                                       ========                                                                      ========
  Diluted..........................    $    .95                                                                      $   0.96
                                       ========                                                                      ========
Average shares outstanding
  Basic............................      45,263                                                                        48,198
                                       ========                                                                      ========
  Diluted..........................      46,045                                                                        48,619
                                       ========                                                                      ========

                         OIL STATES INTERNATIONAL, INC.

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                    HISTORICAL                                   PRO FORMA
                              ----------------------   -------------------------------------------------------------
                                                                      MINORITY
                                                       SOONER INC.    INTEREST          OFFERING         COMBINED,
                              COMBINED                 ADJUSTMENTS   ADJUSTMENTS      ADJUSTMENTS       ACQUISITIONS
                               GROUP     SOONER INC.    (NOTE 2)      (NOTE 3)     (NOTES 1, 3 AND 4)   AND OFFERING
                              --------   -----------   -----------   -----------   ------------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                   (UNAUDITED)
Revenue.....................  $304,549    $291,098       $             $                $                 $595,647
Expenses
  Costs of sales............   217,601     265,061                                                         482,662
  Selling, general and
     administrative.........    37,816       7,845                                           485(B)         46,146
  Depreciation and
     amortization...........    21,314       1,485         2,650         1,280                              26,729
  Other income..............       (69)                                                                        (69)
                              --------    --------       -------       -------          --------          --------
Operating income (loss).....    27,887      16,707        (2,650)       (1,280)             (485)           40,179
                              --------    --------       -------       -------          --------          --------
Interest income.............        95         428                                                             523
Interest expense............   (11,599)     (4,048)                                        5,864(A)         (9,783)
Other income................        89          --                                                              89
                              --------    --------       -------       -------          --------          --------
  Earnings (loss) before
     income taxes...........    16,472      13,087        (2,650)       (1,280)            5,379            31,008
Income tax (expense)
  benefit...................   (10,776)     (1,274)                                        7,508(D)         (4,542)
                              --------    --------       -------       -------          --------          --------
Net income (loss) before
  minority interests........     5,696      11,813        (2,650)       (1,280)           12,887            26,466
Minority interests..........    (4,248)         --                                         4,218               (30)
                              --------    --------       -------       -------          --------          --------
Net income (loss)...........     1,448      11,813        (2,650)       (1,280)           17,105            26,436
Preferred stock dividends...      (332)         --                                           332(C)             --
                              --------    --------       -------       -------          --------          --------
Net income attributable to
  common shares.............  $  1,116    $ 11,813       $(2,650)      $(1,280)         $ 17,437          $ 26,436
                              ========    ========       =======       =======          ========          ========
Net income per common share
  Basic.....................  $    .05                                                                    $   0.55
                              ========                                                                    ========
  Diluted...................  $    .04                                                                    $   0.55
                              ========                                                                    ========
Average shares outstanding
  Basic.....................    24,482                                                                      48,013
                              ========                                                                    ========
  Diluted...................    26,471                                                                      48,358
                              ========                                                                    ========

                         OIL STATES INTERNATIONAL, INC.

                 NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                         COMBINED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

     The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction was initially being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements). The unaudited pro forma statements of operations for the years ended December 31, 2001 and 2000 have been adjusted for the effects of purchase accounting, as described below.

     The purchase method of accounting was also used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. For purposes of the pro forma combined financial statements, the goodwill recorded in connection with this transaction was initially being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements). The unaudited pro forma statements of operations for the years ended December 31, 2001 and 2000 include the historical financial statements of Sooner, converted to a calendar year end and adjusted for the effects of purchase accounting, as presented below.

NOTE 1.  COMBINING ADJUSTMENTS

     Minority interest in (income) loss and related tax effect of the Controlled Group are presented below (in thousands):

                                                  OIL STATES    HWC      PTI      TOTAL
                                                  ----------   -----   -------   -------
Year Ended December 31, 2000....................    $1,463     $(557)  $(5,124)  $(4,218)
                                                    ======     =====   =======   =======
Period from January 1, 2001 to February 14,
  2001..........................................    $   72     $(129)  $(1,543)  $(1,600)
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

                         OIL STATES INTERNATIONAL, INC.

                 NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                  COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):

Purchase price..............................................  $  69.5(1)
Less: fair value of net assets acquired.....................     29.7
                                                              -------
Goodwill....................................................            $39.8
                                                                        -----
Amortization for the year ended December 31, 2000...........            $2.65
                                                                        =====
Amortization for the period from January 1, 2001 to February
  14, 2001..................................................            $ .33
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

NOTE 3.  ACQUISITION OF MINORITY INTERESTS

     To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                       OIL STATES      HWC          PTI        COMBINED
                                       ----------   ----------   ----------   ----------
Common stock issued to minority
  interests..........................   1,418,729    1,359,603    4,204,058    6,982,390
Offering price per share.............  $     9.00   $     9.00   $     9.00   $     9.00
                                       ----------   ----------   ----------   ----------
Purchase price of the minority
  interests..........................        12.8         12.2         37.8         62.8
Minority interests in fair value of
  net assets acquired................        13.8          7.7         15.9         37.4
                                       ----------   ----------   ----------   ----------
Additional goodwill..................  $     (1.0)  $      4.5   $     21.9   $     25.4
                                       ==========   ==========   ==========   ==========
Amortization of the additional
  goodwill for the year ended
  December 31, 2000..................  $     (.05)  $      .23   $     1.10   $     1.28
                                       ==========   ==========   ==========   ==========
Amortization of the additional
  goodwill for the period from
  January 1, 2001 to February 14,
  2001...............................  $    (.015)  $     .020   $     .130   $     .135
                                       ==========   ==========   ==========   ==========

NOTE 4.  OFFERING

     (A) To adjust interest expense for debt repaid with Offering proceeds and as a result of the exchange of shares for subordinated debt.

     (B) To adjust for costs associated with the new corporate office, including executives hired in connection with the Offering, which costs are not fully reflected in the historical financial statements. These costs will have a continuing impact on the Company's operations.

     (C) To eliminate preferred stock dividends due to the redemption of the preferred stock.

     (D) To adjust income tax expense for the reduction of deferred taxes due to the formation of the combined group.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF OIL STATES INTERNATIONAL, INC.

     We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the year ended December 31, 2002 and the related consolidated and combined statements of income, stockholders' equity and comprehensive income (loss) and cash flows for the year ended December 31, 2001 and the combined statements of income, stockholders' equity and comprehensive income (loss) and cash flows for the year ended December 31, 2000. We did not audit the financial statements of PTI Group Inc., for any period prior to January 1, 2001, which represented 36% of total revenue in 2000. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PTI Group Inc., for the period noted, is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oil States International, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, the consolidated and combined results of their operations and their cash flows for the year ended December 31, 2001, and the combined results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 3 to the consolidated and combined financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          ERNST & YOUNG LLP

Houston, Texas
January 31, 2003

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

                                          PRICEWATERHOUSECOOPERS LLP
                                          CHARTERED ACCOUNTANTS

Edmonton, Alberta
February 26, 2001

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               2002            2001          2000
                                                           -------------   -------------   ---------
                                                                           CONSOLIDATED
                                                           CONSOLIDATED    AND COMBINED    COMBINED
                                                           -------------   -------------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Product................................................    $391,067        $421,758      $104,233
  Service and other......................................     225,781         249,447       200,316
                                                             --------        --------      --------
                                                              616,848         671,205       304,549
Costs and expenses:
  Product costs..........................................     331,380         376,260        82,516
  Service and other costs................................     155,673         161,532       135,085
  Selling, general and administrative expenses...........      51,791          50,024        37,816
  Depreciation expense...................................      22,825          20,790        18,187
  Amortization expense...................................         487           7,249         3,127
  Other operating expense (income).......................         132            (346)          (69)
                                                             --------        --------      --------
                                                              562,288         615,509       276,662
                                                             --------        --------      --------
Operating income.........................................      54,560          55,696        27,887
Interest expense.........................................      (4,863)         (9,276)      (11,599)
Interest income..........................................         469             602            95
Other income.............................................         863              88            89
                                                             --------        --------      --------
Income before income taxes, minority interest and
  extraordinary item.....................................      51,029          47,110        16,472
Income tax provision.....................................     (11,357)         (2,054)      (10,776)
Minority interest in (income) loss of combined companies
  and consolidated subsidiaries..........................           4          (1,596)       (4,248)
                                                             --------        --------      --------
Net income before extraordinary item.....................      39,676          43,460         1,448
Extraordinary loss on debt restructuring, net of taxes...          --            (784)           --
                                                             --------        --------      --------
Net income...............................................      39,676          42,676         1,448
Preferred stock dividends................................          --             (41)         (332)
                                                             --------        --------      --------
Net income attributable to common shares.................    $ 39,676        $ 42,635      $  1,116
                                                             ========        ========      ========
Basic earnings per share:
  Earnings per share before extraordinary item...........    $    .82        $    .96      $    .05
  Extraordinary loss on debt restructuring, net of income
     taxes...............................................          --            (.02)           --
                                                             --------        --------      --------
  Basic net income per share.............................    $    .82        $    .94      $    .05
                                                             ========        ========      ========
Diluted earnings per share:
  Earnings per share before extraordinary item...........    $    .81        $    .95      $    .04
  Extraordinary loss on debt restructuring, net of income
     taxes...............................................          --            (.02)           --
                                                             --------        --------      --------
  Diluted net income per share...........................    $    .81        $    .93      $    .04
                                                             ========        ========      ========
Weighted average number of common shares outstanding (in
  thousands):
  Basic..................................................      48,286          45,263        24,482
  Diluted................................................      48,890          46,045        26,471

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,118    $  4,982
  Accounts receivable, net..................................   116,875     116,790
  Inventories, net..........................................   118,338      76,917
  Prepaid expenses and other current assets.................     9,475       3,932
                                                              --------    --------
     Total current assets...................................   255,806     202,621
Property, plant and equipment, net..........................   167,146     150,090
Goodwill, net...............................................   213,051     172,235
Other noncurrent assets.....................................     8,213       4,937
                                                              --------    --------
     Total assets...........................................  $644,216    $529,883
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 84,049    $ 82,428
  Income taxes..............................................     1,229       4,267
  Current portion of long-term debt.........................       913       3,894
  Deferred revenue..........................................     8,949       2,646
  Other current liabilities.................................     1,402       1,609
                                                              --------    --------
     Total current liabilities..............................    96,542      94,844
  Long-term debt............................................   133,292      73,939
  Deferred income taxes.....................................    18,303       8,436
  Postretirement healthcare benefits........................     5,280       5,570
  Other liabilities.........................................     3,220       2,897
                                                              --------    --------
     Total liabilities......................................   256,637     185,686
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 48,523,158 shares and 48,332,207 shares
     issued and outstanding, respectively...................       485         483
  Additional paid-in capital................................   327,801     326,031
  Retained earnings.........................................    64,386      24,710
Less:
  Common stock held in treasury at cost, -- 18,078 shares...      (172)         --
  Accumulated other comprehensive loss......................    (4,921)     (7,027)
                                                              --------    --------
     Total stockholders' equity.............................   387,579     344,197
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $644,216    $529,883
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                             ADDITIONAL   RETAINED                    COMPREHENSIVE
                                        PREFERRED   COMMON    PAID-IN     EARNINGS    COMPREHENSIVE      (LOSS)       TREASURY
                                          STOCK     STOCK     CAPITAL     (DEFICIT)      INCOME          INCOME        STOCK
                                        ---------   ------   ----------   ---------   -------------   -------------   --------
                                                                            (IN THOUSANDS)
BALANCE, DECEMBER 31, 1999............   $1,625      $224     $ 84,887    $(26,970)                      $(1,304)      $  --
  Net income..........................                                       1,448       $ 1,448
  Currency translation adjustment.....                                                    (1,508)
  Other comprehensive loss............                                                      (492)
                                                                                         -------
  Total other comprehensive loss......                                                    (2,000)         (2,000)
                                                                                         -------
  Comprehensive loss..................                                                   $  (552)
                                                                                         =======
  Issuance of common stock for cash...                 48          154
  Preferred stock dividends...........                                        (332)
  Redeemable preferred stock
     dividends........................                          (1,518)
  Compensatory stock options..........                             600
  Unearned compensation...............                            (313)
                                         ------      ----     --------    --------                       -------       -----
BALANCE, DECEMBER 31, 2000............    1,625       272       83,810     (25,854)                       (3,304)         --
  Net income..........................                                      42,676       $42,676
  Currency translation adjustment.....                                                    (3,723)         (3,723)
                                                                                         -------
  Comprehensive income................                                                   $38,953
                                                                                         =======
  Issuance of common stock for cash...                100       79,615
  Amortization of restricted stock
     compensation.....................                  1          421
  Preferred stock dividends...........                                         (41)
  Redeemable preferred stock
     dividends........................                            (285)
  Redemption of preferred stock.......   (1,625)
  Conversion of preferred stock to
     common stock.....................                           5,143
  Conversion of debt to common
     stock............................                 43       35,936
  Shares issued to acquire Sooner.....                 76       30,596
  Shares issued to acquire minority
     interest.........................                174       92,329       7,929
  Purchase of subsidiary stock in
     connection with Combination......                 (2)      (1,465)
  Three-for-one reverse stock split...               (181)         181
  Other...............................                            (250)
                                         ------      ----     --------    --------                       -------       -----
BALANCE, DECEMBER 31, 2001............       --       483      326,031      24,710                        (7,027)         --
  Net income..........................                                      39,676       $39,676
  Currency translation adjustment.....                                                     2,106           2,106
                                                                                         -------
  Comprehensive income................                                                   $41,782
                                                                                         =======
  Issuance of common stock for cash...                  2        1,203
  Amortization of restricted stock
     compensation.....................                             378
  Stock acquired in deferred
     compensation plan................                                                                                  (172)
  Other...............................                             189
                                         ------      ----     --------    --------                       -------       -----
BALANCE, DECEMBER 31, 2002............   $   --      $485     $327,801    $ 64,386                       $(4,921)      $(172)
                                         ======      ====     ========    ========                       =======       =====

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income before extraordinary item......................  $ 39,676   $ 43,460   $  1,448
  Adjustments to reconcile net income before extraordinary
     item to net cash provided by operating activities:
     Minority interest, net of distributions................       (44)     1,596      4,148
     Depreciation and amortization..........................    23,312     28,039     21,314
     Deferred income tax provision (benefit)................     4,897    (11,504)       840
     Provision for loss on accounts receivable..............       130      1,571        580
     Deferred financing cost amortization...................     1,110        922         --
     (Gain) on disposal of assets...........................      (142)      (225)       (18)
     (Gain) on sale of other businesses.....................        --       (227)        --
     Equity in earnings of unconsolidated subsidiary........      (632)       (76)        --
     Other, net.............................................       883        454     (1,186)
  Changes in operating assets and liabilities, net of effect from acquired and divested businesses:
     Accounts receivable....................................    10,576    (20,030)     1,238
     Inventories............................................   (29,273)    28,758       (774)
     Accounts payable and accrued liabilities...............    (1,836)   (16,057)     5,461
     Taxes payable..........................................    (3,111)      (605)     2,048
     Other current assets and liabilities, net..............      (171)      (954)    (1,162)
                                                              --------   --------   --------
     Net cash flows provided by operating activities........    45,375     55,122     33,937
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........   (64,847)    (5,119)    (3,500)
  Capital expenditures......................................   (26,086)   (29,671)   (21,383)
  Proceeds from sale of equipment...........................     1,432      5,976      2,391
  Cash acquired in Sooner acquisition.......................        --      4,894         --
  Proceeds from sale of other businesses....................        --      1,200         --
  Other, net................................................        73         53        115
                                                              --------   --------   --------
     Net cash flows used in investing activities............   (89,428)   (22,667)   (22,377)
Cash flows from financing activities:
  Revolving credit borrowings (repayments)..................    54,786    (10,132)    (3,158)
  Debt borrowings...........................................        20         --     13,487
  Debt and capital lease repayments.........................    (4,070)   (76,628)    (8,589)
  Preferred stock dividends.................................        --       (844)    (1,681)
  Issuance of common stock..................................     1,205     84,599        268
  Repurchase of preferred stock.............................        --    (21,775)        --
  Payment of offering and financing costs...................    (1,560)    (4,982)        --
  Other, net................................................        --     (2,653)       (23)
                                                              --------   --------   --------
     Net cash flows provided by (used in) financing
       activities...........................................    50,381    (32,415)       304
Effect of exchange rate changes on cash.....................       111         (4)       (77)
                                                              --------   --------   --------
Net increase in cash and cash equivalents from continuing
  operations................................................     6,439         36     11,787
Net cash provided by (used in) discontinued operations......      (303)       375    (10,182)
Extraordinary item, net of taxes............................        --       (250)        --
Cash and cash equivalents, beginning of year................     4,982      4,821      3,216
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 11,118   $  4,982   $  4,821
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Oil States International, Inc. (Oil States or the Company) and its consolidated subsidiaries since February 14, 2001. On February 14, 2001, the Company acquired the three companies (HWC Energy Services, Inc. -- HWC; PTI Group, Inc. -- PTI and Sooner Inc. -- Sooner) reported in the Combined and Pro Forma financial statements presented herein. The combined financial statements include the activities of Oil States, HWC and PTI, (collectively, the Controlled Group) for the period prior to February 14, 2001, utilizing reorganization accounting. The reorganization accounting method, which yields results similar to the pooling of interests method, has been used in the preparation of the combined financial statements of the Controlled Group (entities under common control of SCF-III L.P. (SCF-III), a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the year ended December 31, 2000 and for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the consolidated entities have been eliminated in the accompanying consolidated, combined and pro forma financial statements.

 OIL STATES INDUSTRIES, INC.

     Oil States Industries, Inc. (OSI), a subsidiary of Oil States, is a leading designer and manufacturer of a diverse range of products for offshore platforms, subsea pipelines, and defense and general industrial applications. Major product lines include flexible bearings, advanced connectors, mooring and lifting systems, winches, services for installing and removing offshore platforms, downhole production equipment, and custom molded products. Sales are made primarily to major oil companies, large and small independent oil and gas companies, drilling contractors, and well service and workover operators on a worldwide basis. OSI has facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England and Singapore.

 PTI GROUP, INC.

     PTI is located in Alberta, Canada and is a supplier of integrated housing, food, site management and logistics support services to remote sites utilized by natural resources and other industries primarily in Canada and the United States.

 HWC ENERGY SERVICES, INC.

     HWC provides worldwide well control services, drilling services and rental equipment to the oil and gas industry. HWC operates primarily in Texas, Louisiana, Ohio, Oklahoma, New Mexico and Wyoming, along with foreign operations conducted in Venezuela, the Middle East, and Africa. Its hydraulic well control operations provide, globally, hydraulic workover (snubbing) units for emergency well control situations and, in selected markets, various hydraulic well control solutions involving well drilling and workover and completion activities. In West Texas and Ohio, HWC operates, through its subsidiary Capstar Drilling, L.P., shallow well drilling rigs with automated pipe handling capabilities. Specialty Rental Tools and Supply, L.P., a subsidiary of HWC, provides rental equipment for drilling and workover operations in Texas, Louisiana, Mississippi, New Mexico, Oklahoma and Wyoming.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

 SOONER, INC.

     Sooner is a distributor of oilfield tubular products with operations located primarily in the United States. The majority of sales are to large fully integrated and independent oil companies headquartered in the U.S.

2.  INITIAL PUBLIC OFFERING, MERGER TRANSACTIONS AND REFINANCING

     On February 9, 2001, the Company's common stock began trading on the New York Stock Exchange under the symbol "OIS" pursuant to completion of its initial public offering (the Offering). On February 14, 2001, the Company closed the business combination and the Offering thereby acquiring the minority interests in PTI and HWC and 100% of the Sooner operations. The Company recorded additional goodwill of $61.9 million as a result of the acquisition of these minority interests.

     Concurrently with the Offering, the Company acquired Sooner for $69.5 million. The Company exchanged 7,597,152 shares of its common stock for all the outstanding common shares of Sooner. The Company accounted for the acquisition using the purchase method of accounting and recorded approximately $40 million in goodwill.

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

     On February 14, 2001, the Company entered into a senior secured revolving credit facility. This credit facility replaced existing bank credit facilities (See Note 6).

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

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

 PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of income.

 GOODWILL

     Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets. Prior to 2002, goodwill was amortized on a straight-line basis over a period of 15 to 40 years based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Goodwill is stated net of accumulated amortization of $17.4 million and $18.2 million at December 31, 2002 and 2001, respectively. The amount of accumulated amortization of goodwill declined in 2002 compared to 2001 because of changes in foreign currency exchange rates. In 2001, the Financial Accounting Standards Board issued a new standard that affected goodwill amortization (See "Recent Accounting Pronouncements" below).

 IMPAIRMENT OF LONG-LIVED ASSETS

     In compliance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the recoverability of the carrying values of property, plant and equipment is assessed at a minimum annually, or whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset. The fair value of the asset is based on prices of similar assets, if available, or discounted cash flows. Based on the Company's review, the carrying value of its assets are recoverable and no impairment losses have been recorded for the periods presented.

     In August of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company was required to adopt this Statement effective January 1, 2002 and it did not have an impact.

 FOREIGN CURRENCY AND OTHER COMPREHENSIVE INCOME

     Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within stockholders' equity. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statements of income as incurred.

 REVENUE AND COST RECOGNITION

     Revenue from the sale of products is recognized upon shipment to the customer or when all significant risks of ownership have passed to the customer. For significant fabrication projects built to customer specifications, revenues are recognized under the percentage-of-completion method, measured by the

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Management believes this method is the most appropriate measure of progress on large fabrication contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In rental equipment and services, revenues are recognized based on a periodic (usually daily) rental rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as revenues. For drilling contracts based on footage drilled, we recognize revenues as footage is drilled.

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

     When the Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for U.S. income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

 RECEIVABLES AND CONCENTRATION OF CREDIT RISK

     Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry. The Company evaluates the credit-worthiness of its major new and existing customers' financial condition and, generally, the Company does not require significant collateral from its domestic customers.

 ALLOWANCES FOR DOUBTFUL ACCOUNTS

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If a trade receivable is deemed to be uncollectible, such receivable is charged-off against the allowance for doubtful accounts. The Company considers the following factors when determining if collection of revenue is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, the Company would require a prepayment or other arrangement to support revenue recognition and recording of a trade receivable. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

 EARNINGS PER SHARE

     The Company's basic income (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 824,546 and 3,601,329 shares of common stock as of December 31, 2002 and 2001, respectively, issuable upon exercise of exchangeable shares of one of the Company's Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to the Company's common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the effect of convertible preferred stock in periods when such preferred shares were outstanding. All shares awarded under the Company's Equity Participation Plan are included in the Company's fully diluted shares.

 STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Stock options awarded under the Equity Participation Plan normally do not result in recognition of compensation expense. However, 100,000 shares of restricted stock awarded under the Equity Participation Plan in February 2001 are considered to be compensatory in nature. Accordingly, the Company recognized $0.3 million of non-cash general and administrative expenses in both 2002 and 2001. The Company accounts for assets held in a rabbi trust for certain participants under the Company's deferred compensation plan in accordance with EITF 97-14. See Note 14.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use comparative market multiples to establish fair values.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required. No provision for goodwill or other intangibles impairment was required based on the evaluations performed.

     Changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

                                                OFFSHORE   WELLSITE   TUBULAR
                                                PRODUCTS   SERVICES   SERVICES    TOTAL
                                                --------   --------   --------   --------
Balance as of January 1, 2002.................  $41,585    $81,156    $49,494    $172,235
Goodwill acquired.............................   29,489     10,591         --      40,080
Impairment losses.............................       --         --         --          --
Foreign currency translation and other
  changes.....................................      515        136         85         736
                                                -------    -------    -------    --------
Balance as of December 31, 2002...............  $71,589    $91,883    $49,579    $213,051
                                                =======    =======    =======    ========

     The following tables present what reported income available to common stockholders before extraordinary items and net income before extraordinary items per share would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                        2002           2001         2000
                                                    ------------   ------------   --------
                                                                   CONSOLIDATED
                                                    CONSOLIDATED   AND COMBINED   COMBINED
                                                    ------------   ------------   --------
Reported net income before extraordinary item and
  after preferred dividends.......................    $39,676        $43,419       $1,116
Add: Goodwill amortization........................         --          6,920        2,531
                                                      -------        -------       ------
Adjusted net income before extraordinary item.....    $39,676        $50,339       $3,647
                                                      =======        =======       ======
Basic earnings per share:
Reported net income before extraordinary item and
  after preferred dividends.......................    $   .82        $   .96       $  .05
Goodwill amortization.............................         --            .15          .10
                                                      -------        -------       ------
Adjusted net income before extraordinary item.....    $   .82        $  1.11       $  .15
                                                      =======        =======       ======
Diluted earnings per share:
Reported net income before extraordinary item and
  after preferred dividends.......................    $   .81        $   .94       $  .04
Goodwill amortization.............................         --            .15          .10
                                                      -------        -------       ------
Adjusted net income before extraordinary item.....    $   .81        $  1.09       $  .14
                                                      =======        =======       ======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                               PRO FORMA     PRO FORMA
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Reported net income before extraordinary item...............    $46,892       $26,436
Add: Goodwill amortization..................................      7,511         7,460
                                                                -------       -------
Adjusted net income before extraordinary item...............    $54,403       $33,896
                                                                =======       =======
Basic earnings per share:
Reported net income before extraordinary item...............    $   .97       $   .55
Goodwill amortization.......................................        .16           .16
                                                                -------       -------
Adjusted net income before extraordinary item...............    $  1.13       $   .71
                                                                =======       =======
Diluted earnings per share:
Reported net income before extraordinary item...............    $   .96       $   .55
Goodwill amortization.......................................        .16           .15
                                                                -------       -------
Adjusted net income before extraordinary item...............    $  1.12       $   .70
                                                                =======       =======

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement is effective for fiscal years beginning after June 15, 2002, and the Company expects to adopt the Statement effective January 1, 2003. The Company expects that this Statement will have an immaterial effect on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company was required to adopt this Statement effective January 1, 2002, and it did not have an impact on its consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". The Company is required to adopt this statement in 2003, and the Company expects that it will not have a material impact on its financial statements.

     The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure," issued in December 2002, effective with its December 31, 2002 consolidated and combined financial statements and related footnotes.

4.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts at December 31, 2002 and 2001, is presented below (in thousands):

                                                                2002       2001
                                                              --------   --------
Accounts receivable:
  Trade.....................................................  $101,314   $115,726
  Unbilled revenue..........................................    14,788      2,674
  Other.....................................................     3,060      1,123
  Allowance for doubtful accounts...........................    (2,287)    (2,733)
                                                              --------   --------
                                                              $116,875   $116,790
                                                              ========   ========

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                2002      2001
                                                              --------   -------
Inventories:
  Tubular goods.............................................  $ 60,816   $41,882
  Other finished goods and purchased products...............    22,339    20,024
  Work in process...........................................    25,678    12,012
  Raw materials.............................................    14,283     8,696
                                                              --------   -------
     Total inventories......................................   123,116    82,614
  Inventory reserves........................................    (4,778)   (5,697)
                                                              --------   -------
                                                              $118,338   $76,917
                                                              ========   =======

                                                       ESTIMATED
                                                      USEFUL LIFE     2002       2001
                                                      -----------   --------   --------
Property, plant and equipment:
  Land..............................................                $  4,675   $  4,163
  Buildings and leasehold improvements..............  2-40 years      34,348     27,505
  Machinery and equipment...........................  2-20 years     166,702    147,183
  Rental tools......................................  3-10 years      32,323     24,876
  Office furniture and equipment....................  1-10 years      12,710     10,667
  Vehicles..........................................   2-5 years       6,817      6,197
  Construction in progress..........................                   1,791      1,033
                                                                    --------   --------
     Total property, plant and equipment............                 259,366    221,624
  Less: Accumulated depreciation....................                 (92,220)   (71,534)
                                                                    --------   --------
                                                                    $167,146   $150,090
                                                                    ========   ========

                                                               2002      2001
                                                              -------   -------
Accounts payable and accrued liabilities:
  Trade accounts payable....................................  $52,212   $52,386
  Accrued compensation......................................   13,674    10,317
  Accrued insurance.........................................    3,870     3,498
  Accrued taxes, other than income taxes....................    2,020     3,314
  Reserves related to discontinued operations, current
     portion................................................    5,216     4,976
  Other.....................................................    7,057     7,937
                                                              -------   -------
                                                              $84,049   $82,428
                                                              =======   =======

5.  ACQUISITIONS

     During 2002, the Company acquired the following six businesses for total consideration of approximately $72.0 million, which was financed primarily with borrowings under the Company's credit facility:

     - Effective March 1, 2002, the Company acquired Southeastern Rentals LLC, based in Mississippi, and effective August 1, 2002, the Company acquired Edge Wireline Rentals, Inc. and certain affiliated companies, located in Louisiana, and J.V. Oilfield Rentals & Supply, Inc. and certain affiliated companies, located in Louisiana, all of which are suppliers of rental tools to the oil and gas service industry. These businesses were merged into the Company's existing rental tool business included in the well site services segment.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     - Effective July 16, 2002, the Company acquired Barlow Hunt, Inc., based in Oklahoma, an elastomer molding company which became part of the Company's existing elastomer business included in the offshore products segment.

     - Effective August 14, 2002, the Company acquired certain assets and liabilities of Big Inch Marine Services, Inc., a Texas-based subsidiary of Stolt Offshore, Inc., which provides subsea pipeline equipment and repair services similar to those provided by the Company's offshore products segment.

     - Effective September 26, 2002, Applied Hydraulic Systems, Inc. (AHSI), was acquired by the Company. AHSI is a Louisiana based offshore crane manufacturer and repair service provider, which became part of the Company's offshore products segment.

     Goodwill recognized in the above acquisitions amounted to $40.1 million, of which $9.1 million is expected to be deductible for tax purposes. See Note 3 for details of goodwill by segment. Additionally, the Company allocated $3.7 million of total consideration paid to certain non-compete agreements which will be amortized over the life of the agreements.

     An allocation of the purchase price paid in the acquisitions detailed above has been assigned to the assets and liabilities based upon the estimated fair value of those assets and liabilities as of the acquisition dates. Such allocation is based on the Company's internal evaluation of such assets and supplemented by independent appraisals. The balances included in the Consolidated Balance Sheet related to the current year acquisitions are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. However, material changes in the preliminary allocations are not anticipated.

     On February 14, 2001, the Company acquired 100% of the issued and outstanding shares of Sooner for $69.5 million of the Company's common stock (See Note 2).

6.  LONG-TERM DEBT

     As of December 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

                                                                2002      2001
                                                              --------   -------
US revolving credit facility, with available commitments of
  up to $123 million; secured by substantially all assets;
  commitment fee on unused portion ranged from 0.25% to 0.5%
  per annum in 2002 and 2001; variable interest rate payable monthly based on prime or LIBOR plus applicable
  percentage; weighted average rate was 3.62% for 2002 and
  5.55% for 2001............................................  $121,100   $48,850
Canadian revolving credit facility, with available
  commitments of up to $45 million; secured by substantially all assets; variable interest rate payable monthly based
  on the Canadian prime rate or Bankers Acceptance discount
  rate plus applicable percentage; weighted average rate was
  6.0% for 2002 and 6.2% for 2001...........................     3,165    16,955
UK revolving overdraft credit facility -- Payable on demand;
  interest payable quarterly at a margin of 1.50% per annum
  over the bank's variable base rate; weighted average rate
  is 5.8% and 6.4% for 2002 and 2001, respectively..........        --     3,349
Subordinated unsecured note payable due May 1, 2002;
  interest payable quarterly at 7.00%.......................        --     2,750
Subordinated notes payable due November 30, 2005; interest
  accrues at 7.00% annually; principal and interest are
  payable at a fixed amount for each day the acquired
  equipment is utilized.....................................     3,840     4,245

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                2002      2001
                                                              --------   -------
Subordinated unsecured notes payable due September 26, 2007;
  interest accrues at 5% and is payable at maturity.........     1,918        --
Obligations under capital leases............................     4,158       934
Other notes payable in monthly installments of principal and
  interest at various interest rates........................        24       750
                                                              --------   -------
     Total debt.............................................   134,205    77,833
Less: current maturities....................................       913     3,894
                                                              --------   -------
     Total long-term debt...................................  $133,292   $73,939
                                                              ========   =======

     Scheduled maturities of combined long-term debt as of December 31, 2002, are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2003........................................................  $    913
2004........................................................       904
2005........................................................   127,745
2006........................................................       274
2007 and thereafter.........................................     4,369
                                                              --------
                                                              $134,205
                                                              ========

     The Company's capital leases consist primarily of plant facilities and equipment. Capitalized lease assets value and related accumulated depreciation totaled $4.2 million and $1.1 million at December 31, 2002, respectively. Capitalized lease assets value and related accumulated depreciation totaled $1.7 million and $0.6 million at December 31, 2001, respectively.

  CURRENT DEBT INSTRUMENTS

     The Company currently has a $167.7 million senior secured revolving credit facility with a group of banks. Up to $45.0 million of the credit facility is available in the form of loans denominated in Canadian dollars and may be made to the Company's principal Canadian operating subsidiaries. The facility matures on January 25, 2005, unless extended for up to one additional year period with the consent of the lenders. Amounts borrowed under this facility bear interest, at the Company's election, at either:

     - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.75% to 3.0%; or

     - an alternate base rate equal to the higher of the bank's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate) plus a margin ranging from 0.75% to 2.0%, depending upon the ratio of total debt to EBITDA (as defined in the credit facility).

     Commitment fees of 0.5% per year are paid on the undrawn portion of the facility.

     Subject to exceptions, commitments under the Company's credit facility will be permanently reduced, and loans prepaid, by an amount equal to 100% of the net cash proceeds of all non-ordinary course asset sales and the issuance of additional debt and by 50% of the issuance of equity securities. Mandatory commitment reductions will be allocated pro rata based on amounts outstanding under the U.S. dollar denominated facility and the Canadian dollar denominated facility. In addition, voluntary reductions in commitments will be permitted.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The credit facility is guaranteed by all of the Company's active domestic subsidiaries and, in some cases, the Company's Canadian and other foreign subsidiaries. The credit facility is secured by a first priority lien on all the Company's inventory, accounts receivable and other material tangible and intangible assets, as well as those of the Company's active subsidiaries. However, no more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

     The credit facility contains negative covenants that restrict the Company's ability to borrow additional funds, pay dividends, sell assets except in the normal course of business and enter into other significant transactions.

     Under the Company's credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

     As of December 31, 2002, we had $124.3 million outstanding under this facility and an additional $8.1 million of outstanding letters of credit leaving $35.3 million available to be drawn under the facility. The Company's weighted average interest rate on the Company's outstanding borrowings under this facility at December 31, 2002 was 3.7%.

     In conjunction with executing the senior secured revolving credit facility on January 25, 2001, OSI recognized an extraordinary charge, net of tax benefit, of $0.78 million. This extraordinary charge was due to the write-off of deferred financing costs related to OSI's credit facilities and the payment of prepayment penalties of $0.25 million.

     On June 12, 2002, the Company renewed its overdraft credit facility providing for borrowings totaling L5.0 million for UK operations. Interest is payable quarterly at a margin of 1.5% per annum over the bank's variable base rate. All borrowings under this facility are payable on demand.

7.  POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

     The Company provides healthcare and other insurance benefits for approximately 600 eligible retired employees and dependent spouses. This plan is no longer available to current employees. The healthcare plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums, and co-payment requirements.

                                                               2002     2001
                                                              ------   -------
                                                               (IN THOUSANDS)
Changes in accumulated postretirement benefit obligation:
  Benefit obligation at beginning of year...................  $7,156   $ 9,058
  Interest cost on accumulated postretirement benefit
     obligation.............................................     514       618
  Benefits paid.............................................    (861)   (1,100)
  Actuarial (gain) loss.....................................     547    (1,420)
                                                              ------   -------
Benefit obligation at end of year...........................  $7,356   $ 7,156
                                                              ======   =======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              2002   2001    2000
                                                              ----   ----   -------
                                                                 (IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost on accumulated postretirement benefit
     obligation.............................................  $514   $618   $   849
  Amortization of net loss (gain)...........................   (23)   (16)       51
  Amortization of prior service cost........................    79     79        78
  Gain due to settlement of life benefits...................    --     --    (1,720)
                                                              ----   ----   -------
Total net periodic benefit cost (benefit)...................  $570   $681   $  (742)
                                                              ====   ====   =======

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees and dependent spouses............................  $ 7,064   $ 6,607
  Other plan participants...................................      292       549
                                                              -------   -------
  Total accumulated postretirement benefit obligation.......    7,356     7,156
  Unrecognized prior service cost...........................     (696)     (775)
  Unrecognized net gain (loss)..............................     (280)      289
                                                              -------   -------
     Total liability included in the consolidated and
      combined balance sheets...............................    6,380     6,670
Less: Current portion.......................................   (1,100)   (1,100)
                                                              -------   -------
      Noncurrent liability..................................  $ 5,280   $ 5,570
                                                              =======   =======

     The healthcare plans are not funded, and the Company's policy is to pay these benefits as they are incurred.

     The accumulated benefit obligation was determined under an actuarial assumption using a healthcare cost trend rate of 9.0% for medical and 12.0% for prescription drugs in 2003, gradually declining to approximately 5% in the year 2009 and thereafter over the projected payout period of the benefits. The accumulated benefit obligations were determined using an assumed discount rate of 6.75% and 7.25% at December 31, 2002 and 2001, respectively. Under the plan's provisions, the Company's prescription costs are capped at annual benefit limits.

     A one percentage-point increase or decrease in the assumed healthcare cost trend rates would be immaterial to the accumulated postretirement benefit obligation and net periodic benefit cost at December 31, 2002.

8.  RETIREMENT PLANS

     Prior to January 2002, the Company sponsored a number of defined contribution plans. Effective in January 2002, the Company merged its domestic defined contribution plans into a single plan sponsored by the Company. Participation in these plans is available to substantially all employees.

     The Company recognized expense of $2.5 million, $1.7 million and $1.7 million related to its various defined contribution plans during the years ended December 31, 2002, 2001 and 2000, respectively.

9.  PREFERRED STOCK

     Cash dividends paid on preferred stock in 2001 related to preferred stock that was either repaid in cash or converted to common stock in connection with the Offering completed in February 2001 (See Note 2).

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     Consolidated pre-tax income (loss) for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
US operations...........................................  $26,114   $21,899   $(2,915)
Foreign operations......................................   24,915    25,211    19,387
                                                          -------   -------   -------
     Total..............................................  $51,029   $47,110   $16,472
                                                          =======   =======   =======

     The components of the income tax provision (benefit) before extraordinary items for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                                                          2002       2001      2000
                                                         -------   --------   -------
Current:
  Federal..............................................  $(3,797)  $  2,451   $ 2,085
  State................................................    1,482      1,450        54
  Foreign..............................................    8,775      9,657     9,523
                                                         -------   --------   -------
                                                           6,460     13,558    11,662
                                                         -------   --------   -------
Deferred:
  Federal..............................................    3,209    (12,153)     (839)
  State................................................      374       (209)       --
  Foreign..............................................    1,314        858       (47)
                                                         -------   --------   -------
                                                           4,897    (11,504)     (886)
                                                         -------   --------   -------
     Total Provision...................................  $11,357   $  2,054   $10,776
                                                         =======   ========   =======

     The provision for taxes before extraordinary items differs from an amount computed at statutory rates as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                          2002       2001      2000
                                                         -------   --------   -------
Federal tax expense at statutory rates.................  $17,860   $ 16,490   $ 5,600
Foreign income tax rate differential...................    2,029      2,472       517
Reduced foreign tax rates..............................       --         --     1,183
Nondeductible expenses.................................      435      2,867     1,670
Foreign distributions..................................       --      6,650        --
Net operating loss (utilized) not benefited............       --         --      (187)
State tax expense (benefit), net of federal benefits...    1,208      1,296      (161)
Manufacturing and processing profits deduction.........     (660)      (782)     (620)
Adjustment of valuation allowance......................   (8,452)   (26,939)    2,876
Other, net.............................................   (1,063)        --      (102)
                                                         -------   --------   -------
     Net income tax provision..........................  $11,357   $  2,054   $10,776
                                                         =======   ========   =======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward...........................  $ 25,796   $ 31,913
  Allowance for doubtful accounts...........................       563        547
  Inventory.................................................     1,099      1,330
  Employee benefits.........................................     3,017      3,725
  Intangibles...............................................     1,037        487
  Reserves..................................................       440        113
  Accrued liabilities.......................................       796      2,328
  Other.....................................................     3,187      3,561
                                                              --------   --------
  Gross deferred tax asset..................................    35,935     44,004
  Less: valuation allowance.................................   (19,652)   (28,104)
                                                              --------   --------
  Net deferred tax asset....................................    16,283     15,900
                                                              --------   --------
Deferred tax liabilities:
  Depreciation..............................................   (28,372)   (22,901)
  Unearned revenue..........................................      (501)      (569)
  Inventory.................................................      (606)      (185)
  Other.....................................................    (1,274)      (681)
                                                              --------   --------
  Deferred tax liability....................................   (30,753)   (24,336)
                                                              --------   --------
     Net deferred tax liability.............................  $(14,470)  $ (8,436)
                                                              ========   ========

     Reclassifications of the Company's deferred tax balance based on net current items and net non-current items as of December 31, 2002 is as follows (in thousands):

                                                                2002
                                                              --------
Current asset
  Current deferred taxes....................................  $  3,833
Long term liability.........................................   (18,303)
                                                              --------
Net deferred tax liability..................................  $(14,470)
                                                              ========

     For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $76.0 million for regular income taxes that will expire in the years 2005 through 2020. A portion of the Company's net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Based on these limitations, the years the carryforwards expire, and the uncertainty in achieving levels of taxable income required for their utilization, the Company has provided a valuation allowance on a portion of these carryforwards. The Company has federal alternative minimum tax net operating loss carryforwards of $58.0 million, which will expire in the years 2005 through 2020.

     Appropriate US and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $69.6 million at December 31, 2002. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes and foreign

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, foreign tax credits are available to offset, in part, any additional US tax that would be due upon repatriation of such earnings.

     During the year ended December 31, 2002, the Company recognized a tax benefit triggered by employee exercises of stock options totaling $0.4 million. Such benefit was credited to additional paid-in capital.

     A portion of the deferred tax assets associated with property, plant and equipment and net operating loss carryforwards relates to the Company's Canadian subsidiary's Chilean operation. Because these deferred tax assets can only be realized against income earned in Chile, a valuation allowance has been provided. The operating loss carryforwards of approximately $2.9 million are available to reduce future years' taxable income, with no expiration date.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended December 31, 2002, 2001 and 2000 for interest and income taxes was as follows (in thousands):

                                                             2002     2001      2000
                                                            ------   -------   ------
Interest..................................................  $4,728   $12,366   $7,828
Income taxes, net of refunds..............................  $9,446   $12,736   $9,187

     Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                                           2002      2001      2000
                                                         --------   -------   -------
Fair value of assets acquired and goodwill.............  $ 85,132   $ 7,766   $ 4,500
Liabilities assumed....................................   (13,122)   (1,795)       --
Noncash consideration..................................    (1,950)       --    (1,000)
Less: cash acquired....................................    (5,213)     (852)       --
                                                         --------   -------   -------
Cash used in acquisition of businesses.................  $ 64,847   $ 5,119   $ 3,500
                                                         ========   =======   =======

     In connection with acquisitions made in 2002, the Company had non-cash transactions consisting of the issuance of $2.0 million of notes payable and the assumption of capital leases totaling $3.3 million.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Minimum future operating lease obligations in effect at December 31, 2002, are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
2003........................................................   $ 3,949
2004........................................................     2,516
2005........................................................     1,824
2006........................................................       964
2007........................................................       563
Thereafter..................................................     2,819
                                                               -------
     Total..................................................   $12,635
                                                               =======

     Rental expense under operating leases was $4.3 million, $3.9 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     As of December 31, 2002, the Company had entered into forward purchase option contracts through February 26, 2003 with a bank totaling $5.0 million for the purchase of foreign currency as a hedge to expected future billings. The contract purchase rates were not significantly different from the December 31, 2002 currency exchange rates. We have incurred no material gains or losses from foreign currency hedging activities.

     The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of its products or operations. Some of these claims relate to matters occurring prior to its acquisition of businesses, and some relate to businesses it has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses and in other cases, it has indemnified the buyers of businesses from it. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on it, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

13.  RELATED-PARTY TRANSACTIONS

     The Company incurred legal fees totaling $0.24 million in 2001 for services rendered by a law firm in connection with a possible acquisition of a company. A member of the Company's Board of Directors is a partner with that law firm. No transaction resulted from the acquisition effort.

     The company currently rents land and buildings from an officer of a subsidiary of the Company and pays a monthly rent of $5,100. Such officer was the previous owner of a business acquired by Oil States.

     L. E. Simmons & Associates Incorporated has served as financial advisor to the Company in the past as it explored opportunities for mergers, acquisitions or divestitures. Professional advisory fees and out-of-pocket expenses totaling approximately $0.08 million was paid to L. E. Simmons & Associates, Incorporated, in 2000.

14.  STOCK-BASED COMPENSATION

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to record stock-based compensation at fair value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure." The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated, (the Stock Option
Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the Company's compensation committee of its Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a ten-year life. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at December 31, 2002, 2001 and 2000, would have been as follows (in thousands, except per share amounts):

                                                            2002      2001      2000
                                                           -------   -------   ------
Net income attributable to common shares as reported.....  $39,676   $42,676   $1,448
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects.....................   (1,950)   (1,540)    (612)
                                                           -------   -------   ------
Pro forma net income.....................................  $37,726   $41,136   $  836
                                                           =======   =======   ======
Net income attributable to common shares per share, as
  reported:
  Basic..................................................  $   .82   $   .94   $  .05
  Diluted................................................      .81       .93      .04
Pro forma net income attributable to common shares, as if
  fair value method had been applied to all awards:
  Basic..................................................  $   .78   $   .91   $  .02
  Diluted................................................      .77       .89      .02

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity for each of the years ended December 31, 2000, 2001 and 2002:

                                                                  STOCK OPTION PLAN
                                                              --------------------------
                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Balance at December 31, 1999................................    760,953        8.37
  Granted...................................................    118,377        8.95
  Exercised.................................................    (14,562)       8.65
  Forfeited.................................................    (27,897)      12.36
                                                              ---------
Balance at December 31, 2000................................    836,871        8.31
  Granted...................................................  1,389,060        8.02
  Exercised.................................................    (75,820)       5.94
  Forfeited.................................................    (94,619)       7.95
                                                              ---------
Balance at December 31, 2001................................  2,055,492        8.24
  Granted...................................................    730,250        8.27
  Exercised.................................................   (190,951)       6.31
  Forfeited.................................................   (155,718)       8.19
                                                              ---------
Balance at December 31, 2002................................  2,439,073        8.40
                                                              =========
Exercisable at December 31, 2000............................    435,616        8.64
Exercisable at December 31, 2001............................    717,533        7.98
Exercisable at December 31, 2002............................    976,605        8.22

     The following table summarizes information for stock options outstanding at December 31, 2002:

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                    ------------------------------------   ----------------------
                                   WEIGHTED
                      NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                    OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
RANGE OF EXERCISE      AS OF      CONTRACTUAL   EXERCISE      AS OF      EXERCISE
      PRICES        12/31/2002       LIFE        PRICE     12/31/2002     PRICE
------------------  -----------   -----------   --------   -----------   --------
$5.6659 - $ 5.7686     594,311       1.70       $ 5.7355     516,306     $ 5.7402
$6.2700 - $ 6.5432      72,734       2.88       $ 6.4117      64,333     $ 6.3946
$8.0000 - $ 8.0000     605,250       9.12       $ 8.0000           0     $ 0.0000
$8.1790 - $ 8.6529     220,477       6.73       $ 8.3813     100,895     $ 8.4387
$9.0000 - $ 9.0000     730,950       8.11       $ 9.0000     181,200     $ 9.0000
$9.8148 - $30.0000     215,351       4.08       $15.5160     113,871     $19.0942
                     ---------       ----       --------     -------     --------
$5.6659 - $30.0000   2,439,073       6.16       $ 8.3986     976,605     $ 8.2240

     At December 31, 2002, 2,894,156 options were available for future grant under the Stock Option Plan.

     The weighted average fair values of options granted during 2002, 2001, and 2000 were $5.31, $5.48, and $1.98 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 5.2%, 5.0%, and 4.9%, no expected dividend yield, expected lives of 10.0, 8.3, and 5.3 years, and an expected volatility of 45%, 45% and 0%.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  DEFERRED COMPENSATION PLAN

     The Company maintains a deferred compensation plan ("Deferred Compensation Plan"). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors fees and/or salary and annual bonuses, as applicable, and it permits the Company to make discretionary contributions to any participant's account. All contributions to the participants' accounts vest immediately. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust ("Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in Company common stock or pre-approved mutual funds held by the Trust. In addition, participants have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash, mutual funds, Company common stock) in the participants' individual accounts within the Trust. Company contributions are in the form of either cash or Company stock. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Plan in cash. At December 31, 2002, the balance of the assets in the Trust totaled $0.7 million, including 18,078 shares of common stock of the Company reflected as treasury stock at a value of $0.2 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested."

     Assets of the Trust, other than common stock of the Company, are invested in ten funds covering a variety of securities and investment strategies. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Trust also holds common shares of the Company. The Company's common stock that is held by the Trust has been classified as treasury stock in the stockholders' equity section of the consolidated balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company's common stock that are reflected as treasury stock, at December 31, 2002 was $0.6 million and is classified as "Other noncurrent assets" in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2002, including the market value of the shares of the Company's common stock that are reflected as treasury stock, was $0.8 million and is classified as "Other liabilities" in the consolidated balance sheet.

     In accordance with EITF 97-14, all market value fluctuations of the Trust assets have been reflected in the consolidated and combined statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated and combined statements of income. In response to the changes in total market value of the Trust, the Company recorded net compensation expense adjustments of $0.1 million in 2002.

15.  SEGMENT AND RELATED INFORMATION

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

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Financial information by industry segment for each of the three years ended December 31, 2002, 2001 and 2000, is summarized in the following table in thousands. The Company evaluates performance and allocates resources based on EBITDA as defined, which is calculated as operating income plus depreciation and amortization. Calculations of EBITDA as defined should not be viewed as a substitute to calculations under accounting principles generally accepted in the US, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                   CORPORATE
                                 OFFSHORE   WELLSITE   TUBULAR        AND
                                 PRODUCTS   SERVICES   SERVICES   ELIMINATIONS    TOTAL
                                 --------   --------   --------   ------------   --------
2002
  Revenues from unaffiliated
     customers.................  $190,638   $209,842   $216,368     $    --      $616,848
                                 ========   ========   ========     =======      ========
  EBITDA as defined............    33,305     43,934      6,035      (5,402)       77,872
  Depreciation and
     amortization..............     6,056     16,562        593         101        23,312
                                 --------   --------   --------     -------      --------
  Operating income (loss)......    27,249     27,372      5,442      (5,503)       54,560
                                 ========   ========   ========     =======      ========
  Cash capital expenditures....     6,593     19,302        187           4        26,086
                                 ========   ========   ========     =======      ========
  Total assets.................   242,701    254,949    137,112       9,454       644,216
                                 ========   ========   ========     =======      ========
2001
  Revenues from unaffiliated
     customers.................  $129,349   $239,777   $302,079     $    --      $671,205
                                 ========   ========   ========     =======      ========
  EBITDA as defined............    13,008     63,931     12,242      (5,446)       83,735
  Depreciation and
     amortization..............     6,420     16,522      1,786       3,311        28,039
                                 --------   --------   --------     -------      --------
  Operating income (loss)......     6,588     47,409     10,456      (8,757)       55,696
                                 ========   ========   ========     =======      ========
  Cash capital expenditures....     4,708     24,131        732         100        29,671
                                 ========   ========   ========     =======      ========
  Total assets.................   136,527    241,621    148,491       3,244       529,883
                                 ========   ========   ========     =======      ========
2000
  Revenues from unaffiliated
     customers.................  $114,594   $189,955   $     --     $    --      $304,549
                                 ========   ========   ========     =======      ========
  EBITDA as defined............     4,946     45,514         --      (1,259)       49,201
  Depreciation and
     amortization..............     6,568     14,740         --           6        21,314
                                 --------   --------   --------     -------      --------
  Operating (loss) income......    (1,622)    30,774         --      (1,265)       27,887
                                 ========   ========   ========     =======      ========
  Cash capital expenditures....     2,476     18,907         --          --        21,383
                                 ========   ========   ========     =======      ========
  Total assets.................   140,846    208,641         --       4,031       353,518
                                 ========   ========   ========     =======      ========

     Financial information by geographic segment for each of the three years ended December 31, 2002, 2001 and 2000, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances and the net assets of discontinued operations.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                     UNITED               UNITED     OTHER
                                     STATES     CANADA    KINGDOM   NON-US     TOTAL
                                    --------   --------   -------   -------   --------
2002
  Revenues from unaffiliated
     customers....................  $427,578   $ 96,087   $53,023   $40,160   $616,848
  Long-lived assets...............   340,753     19,024    16,184    12,449    388,410
2001
  Revenues from unaffiliated
     customers....................  $451,690   $108,685   $41,138   $69,692   $671,205
  Long-lived assets...............   279,783     19,144    17,698    10,637    327,262
2000
  Revenues from unaffiliated
     customers....................  $154,746   $101,624   $29,149   $19,030   $304,549
  Long-lived assets...............   170,105     52,200    19,162    13,373    254,840

     One customer accounted for approximately 6% of the Company's revenues in each of the years ended December 31, 2002 and 2001. No other customer accounted for more than 5% of the Company's revenues in the periods presented.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes quarterly financial information for 2002, 2001 and 2000 (in thousands, except per share amounts):

                                             FIRST       SECOND     THIRD      FOURTH
                                            QUARTER     QUARTER    QUARTER    QUARTER
                                            --------    --------   --------   --------
2002
  Revenues(1).............................  $150,600    $150,839   $154,595   $160,814
  Gross profit*...........................    30,447      29,149     32,839     37,360
  Net income..............................     9,808       8,219     10,188     11,461
  Basic earnings per share................      0.20        0.17       0.21       0.24
  Diluted earnings per share..............      0.20        0.17       0.21       0.23
2001
  Revenues(1).............................  $142,976(2) $175,333   $173,510   $179,386
  Gross profit*...........................    34,798      33,711     33,120     31,784
  Income from continuing operations.......    11,814      10,261     10,302     11,083
  Extraordinary loss......................      (784)         --         --         --
  Net income..............................    11,030      10,261     10,302     11,083
  Basic earnings per share:
     Continuing operations................      0.32        0.21       0.21       0.23
     Extraordinary loss...................     (0.02)         --         --         --
     Net income...........................      0.30        0.21       0.21       0.23
  Diluted earnings per share:
     Continuing operations................      0.31        0.21       0.21       0.23
     Extraordinary loss...................     (0.02)         --         --         --
     Net income...........................      0.29        0.21       0.21       0.23

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                             FIRST       SECOND     THIRD      FOURTH
                                            QUARTER     QUARTER    QUARTER    QUARTER
                                            --------    --------   --------   --------
2000
  Revenues(1).............................  $ 88,227    $ 68,160   $ 67,525   $ 80,637
  Gross profit*...........................    28,204      17,535     18,904     22,305
  Net income (loss).......................     3,028      (1,840)    (1,071)     1,331
  Basic earnings (loss) per share.........      0.12       (0.08)     (0.04)      0.05
  Diluted earnings (loss) per share.......      0.11       (0.08)     (0.04)      0.05

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
---------------

 * Represents "revenues" less "product costs" and "service and other costs" included in the Company's consolidated and combined statements of operations.

(1) The Company's business in the well site services segment, particularly in Canada, is seasonal with the highest activity occurring in the winter months.

(2) Effective February 14, 2001, the Company acquired Sooner and results of Sooner are included from acquisition date.

17.  VALUATION ALLOWANCES

     Activity in the valuation accounts was as follows (in thousands):

                                  BALANCE AT   CHARGED TO                TRANSLATION   BALANCE AT
                                  BEGINNING    COSTS AND                 AND OTHER,      END OF
                                  OF PERIOD     EXPENSES    DEDUCTIONS       NET         PERIOD
                                  ----------   ----------   ----------   -----------   ----------
Year Ended December 31, 2002:
  Allowance for doubtful
     accounts receivable........   $ 2,733       $  221      $ (1,266)      $599         $2,287
  Reserve for inventories.......     5,697         (198)         (810)        89          4,778
  Reserves related to
     discontinued operations....     6,109           --          (352)        --          5,757
Year Ended December 31, 2001:
  Allowance for doubtful
     accounts receivable........   $ 2,155       $1,064      $   (729)      $243         $2,733
  Reserve for inventories.......     4,915        1,119          (740)       403          5,697
  Reserves related to
     discontinued operations....     6,512           --          (403)        --          6,109
Year Ended December 31, 2000:
  Allowance for doubtful
     accounts receivable........   $ 2,177       $  580      $   (558)      $(44)        $2,155
  Reserve for inventories.......     4,620          778          (447)       (36)         4,915
  Reserves related to
     discontinued operations....    17,529           --       (11,017)        --          6,512

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  3.1        --   Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, as filed with the Commission on March 30, 2001).
  3.2        --   Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 2000, as filed with the
                  Commission on March 30, 2001).
  3.3        --   Certificate of Designations of Special Preferred Voting
                  Stock of Oil States International, Inc. (incorporated by
                  reference to Exhibit 3.3 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, as filed
                  with the Commission on March 30, 2001).
  4.1        --   Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                  Form S-1 (File No. 333-43400)).
  4.2        --   Amended and Restated Registration Rights Agreement
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, as filed with the Commission on March 30, 2001).
  4.3*       --   First Amendment to the Amended and Registration Rights
                  Agreement dated May 17, 2002.
 10.1        --   Combination Agreement dated as of July 31, 2000 by and among
                  Oil States International, Inc., HWC Energy Services, Inc.,
                  Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                  and PTI Group Inc. (incorporated by reference to Exhibit
                  10.1 to the Company's Registration Statement on Form S-1
                  (File No. 333-43400)).
 10.2        --   Plan of Arrangement of PTI Group Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, as filed
                  with the Commission on March 30, 2001).
 10.3        --   Support Agreement between Oil States International, Inc. and
                  PTI Holdco (incorporated by reference to Exhibit 10.3 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March 30,
                  2001).
 10.4        --   Voting and Exchange Trust Agreement by and among Oil States
                  International, Inc., PTI Holdco and Montreal Trust Company
                  of Canada (incorporated by reference to Exhibit 10.4 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March 30,
                  2001).
 10.5**      --   2001 Equity Participation Plan (incorporated by reference to
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 2000, as filed with the
                  Commission on March 30, 2001).
 10.6**      --   Form of Deferred Compensation Plan (incorporated by
                  reference to Exhibit 10.6 to the Company's Registration
                  Statement on Form S-1 (File No. 333-43400)).
 10.7**      --   Annual Incentive Compensation Plan (incorporated by
                  reference to Exhibit 10.7 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, as filed
                  with the Commission on March 30, 2001).
 10.8**      --   Executive Agreement between Oil States International, Inc.
                  and Douglas E. Swanson (incorporated by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 2000, as filed with the Commission on March 30, 2001).
 10.9**      --   Executive Agreement between Oil States International, Inc.
                  and Cindy B. Taylor (incorporated by Reference to Exhibit
                  10.9 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 2000, as filed with the Commission on March 30, 2001).
 10.10**     --   Form of Executive Agreements between Oil States
                  International, Inc. and Named Executive Officers (Messrs.
                  Hughes and Chaddick) (incorporated by reference to Exhibit
                  10.10 of the Company's Registration Statement on Form S-1
                  (File No. 333-43400)).
 10.11**     --   Form of Change of Control Severance Plan for Selected
                  Members of Management (incorporated by reference to Exhibit
                  10.11 of the Company's Registration Statement on Form S-1
                  (File No. 333-43400)).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 10.12       --   Credit Agreement among Oil States International, Inc., PTI
                  Group Inc., the Lenders named therein, Credit Suisse First
                  Boston, Credit Suisse First Boston Canada, Hibernia National
                  Bank and Royal Bank of Canada (incorporated by reference to
                  Exhibit 10.12 of the Company's Registration Statement on
                  Form S-1 (File No. 333-43400)).
 10.12.1     --   Amendment No. 1, dated as of September 23, 2002, to the
                  Credit Agreement, dated as of February 14, 2001 by and among the Company, PTI Group Inc., the Lenders named therein,
                  Credit Suisse First Boston, as Administrative Agent and U.S.
                  Collateral Agent, and Credit Suisse First Boston (formerly
                  Credit Suisse First Boston Canada), as Canadian
                  Administrative Agent and Canadian Collateral Agent (the
                  "Credit Agreement") (incorporated by reference to Exhibit
                  10.1 to the Company's current report on Form 8-K filed with the Commission on February 14, 2003).
 10.12.2     --   Amendment No. 2, dated as of December 12, 2002, to the
                  Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the
                  Commission on February 14, 2003).
 10.13A**    --   Restricted Stock Agreement, dated February 8, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13A to the
                  Company's Report on Form 10-Q filed May 15, 2001).
 10.13B**    --   Restricted Stock Agreement, dated February 22, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13B to the
                  Company's Report on Form 10-Q filed May 15, 2001).
 10.14**     --   Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
                  Form S-1 (File No. 333-43400)).
 10.15**     --   Form of Executive Agreement between Oil States
                  International, Inc. and named Executive Officer (Mr. Slator)
                  (incorporated by reference to Exhibit 10.16 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2001, as filed with the Commission on March 1, 2002).
 10.16**     --   Douglas E. Swanson contingent option award dated as of
                  February 11, 2002 (incorporated by reference to Exhibit
                  10.17 to the Company's quarterly report on Form 10-Q for the three months ended September 30, 2002 as filed with the
                  Commission on November 13, 2002).
 10.17**     --   Form of Executive Agreement between Oil States
                  International, Inc. and named executive officer (Mr. Trahan)
                  (incorporated by reference to Exhibit 10.16 to the Company's quarterly report on Form 10-Q for the three months ended
                  June 30, 2002 as filed with the Commission on August 13,
                  2002).
 21.1*       --   List of subsidiaries of the Company.
 23.1*       --   Consent of Ernst & Young LLP
 23.2*       --   Consent of PricewaterhouseCoopers LLP
 24.1*       --   Powers of Attorney for Directors.

---------------

 * Filed herewith

** Management contracts or compensatory plans or arrangements