Form 10-Q
period 2003-03-31
OIL STATES INTERNATIONAL INC
filed 2003-05-14
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________


                         Commission file number 1-16337

                         OIL STATES INTERNATIONAL, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)

           Delaware                                        76-0476605
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


Three Allen Center, 333 Clay Street, Suite 3460,                77002
                  Houston, Texas                              (Zip Code)
-----------------------------------------------------
     (Address of principal executive offices)

                                 (713) 652-0582
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act).

                                                        YES [X]    NO  [ ]

The Registrant had 48,569,910 shares of common stock outstanding as of April 30, 2003.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    --------
                         Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Financial Statements Unaudited Consolidated Statements
              of Income for the Three Months Ended March 31, 2003 and 2002                              3
           Consolidated  Balance  Sheets -- March 31, 2003 (unaudited) and December 31, 2002            4
           Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2003 and 2002                                                                   5
           Notes to Unaudited Consolidated Financial Statements                                     6 - 9

Item  2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  10 - 15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  15

Item 4.    Controls and Procedures                                                                     15


                          Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           16

Item 2.    Changes in Securities and Use of Proceeds                                                   16

Item 3.    Default Upon Senior Securities                                                              16

Item 4.    Submission of Matters to a Vote of Security Holders                                         16

Item 5.    Other Information                                                                           16

Item 6.    Exhibits and Reports on Form 8-K                                                            17

                              (a) Index of Exhibits                                               17 - 19

                              (b) Report on Form 8-K                                                   19

                            Signature Page and Certifications                                     20 - 24

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------
                                                                 2003                 2002
                                                               ----------           ----------
Revenues.................................................      $  185,577           $  150,600

Costs and expenses:
  Cost of sales..........................................         144,968              120,153
  Selling, general and administrative expenses...........          13,753               12,228
  Depreciation and amortization expense..................           6,458                5,308
  Other operating income.................................              52                 (283)
                                                               ----------           ----------
                                                                  165,231              137,406
                                                               ----------           ----------
Operating income.........................................          20,346               13,194

Interest income..........................................              70                  108
Interest expense.........................................          (1,691)              (1,047)
Other income ............................................             107                  314
                                                               ----------           ----------
Income before income taxes and minority interest.........          18,832               12,569
Income tax expense.......................................          (5,461)              (2,766)
Minority interest in income of consolidated subsidiaries.              (2)                   5
                                                               ----------           ----------
Net income...............................................      $   13,369           $    9,808
                                                               ==========           ==========
Earnings per share:
Basic....................................................      $      .28           $      .20
Diluted..................................................      $      .27           $      .20

Weighted average number of common shares outstanding:
Basic....................................................          48,463               48,233
Diluted..................................................          49,099               48,637

                 The accompanying notes are an integral part of these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    MARCH 31,         DECEMBER 31,
                                        ASSETS                        2003               2002
                                                                   ----------         -----------
                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents...............................         $    6,611          $   11,118
  Accounts receivable, net................................            138,012             116,875
  Inventories, net........................................            121,993             118,338
  Prepaid expenses and other current assets...............              9,033               9,475
                                                                   ----------          ----------
    Total current assets..................................            275,649             255,806

Property, plant, and equipment, net.......................            168,629             167,146
Goodwill, net.............................................            214,297             213,051
Other noncurrent assets...................................              9,209               8,213
                                                                   ----------          ----------
    Total assets..........................................         $  667,784          $  644,216
                                                                   ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities................         $   85,857          $   84,049
  Income taxes............................................              4,072               1,229
  Current portion of long-term debt.......................                866                 913
  Deferred revenue........................................              9,602               8,949
  Other current liabilities...............................              1,329               1,402
                                                                   ----------          ----------
    Total current liabilities.............................            101,726              96,542

  Long-term debt..........................................            133,234             133,292
  Deferred income taxes...................................             18,881              18,303
  Postretirement healthcare benefits......................              5,268               5,280
  Other liabilities.......................................              4,019               3,220
                                                                   ----------          ----------
    Total liabilities.....................................            263,128             256,637

Stockholders' equity:
  Common stock............................................                486                 485
  Additional paid-in capital..............................            327,889             327,801
  Retained earnings.......................................             77,755              64,386
  Accumulated other comprehensive loss....................             (1,243)             (4,921)
  Treasury stock..........................................               (231)               (172)
                                                                   ----------          ----------
    Total stockholders' equity............................            404,656             387,579
                                                                   ----------          ----------
    Total liabilities and stockholders' equity............         $  667,784          $  644,216
                                                                   ==========          ==========

                 The accompanying notes are an integral part of these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                    2003                  2002
                                                                                  --------              --------
     Cash flows from operating activities:
       Net income......................................................           $ 13,369              $  9,808
       Adjustments to reconcile net income to net cash from
         operating activities:
         Provision for loss on accounts receivable.....................                159                    48
         Depreciation and amortization.................................              6,458                 5,308
         Deferred income tax provision (benefit).......................                178                  (909)
         Other, net....................................................                206                   760
         Changes in working capital....................................            (19,064)                7,169
                                                                                  --------              --------
           Net cash flows provided by operating activities.............              1,306                22,184

     Cash flows from investing activities:
       Acquisitions of businesses, net of cash acquired................               (236)               (1,405)
       Capital expenditures............................................             (5,689)               (3,568)
       Proceeds from sale of equipment.................................                202                   573
       Other, net......................................................                 --                    32
                                                                                  --------              --------
           Net cash flows used in investing activities.................             (5,723)               (4,368)

     Cash flows from financing activities:
       Revolving credit borrowings (repayments)........................               (147)              (15,965)
       Debt repayments.................................................               (252)               (3,559)
       Issuance of common stock........................................                259                    15
       Other, net......................................................               (394)                  (43)
                                                                                  --------              --------
           Net cash flows used in financing activities.................               (534)              (19,552)

     Effect of exchange rate changes on cash...........................                488                   253
                                                                                  --------              --------
     Net increase in cash and cash equivalents from continuing operations           (4,463)               (1,483)
     Net cash provided by (used in) discontinued operations............                (44)                 (163)
     Cash and cash equivalents, beginning of period....................             11,118                 4,982
                                                                                  --------              --------
     Cash and cash equivalents, end of period..........................           $  6,611              $  3,336
                                                                                  ========              ========

              The accompanying notes are an integral part of these
                             consolidated financial.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financials statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

     Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated condensed financial statements.

     The Company's shares outstanding include all shares issuable upon the exercise of exchangeable shares of one of the Company's Canadian subsidiaries.

     The calculation of diluted earnings per share include the effect of the Company's outstanding stock options determined under the treasury stock method. All unvested restricted stock awards under the Company's Equity Participation Plan are included in the fully diluted shares.

     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

     The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

2. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                       2003             2002
                                                                                       ----             ----
       Accounts receivable, net:
         Trade...............................................................       $ 115,413       $ 101,314
         Unbilled revenue....................................................          17,638          14,788
         Other...............................................................           7,331           3,060
         Allowance for doubtful accounts.....................................          (2,370)         (2,287)
                                                                                    ---------       ---------
                                                                                    $ 138,012       $ 116,875

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                       2003             2002
                                                                                       ----             ----
       Inventories, net:
         Tubular goods.......................................................       $  65,507       $  60,816
         Other finished goods and purchased products.........................          24,362          22,339
         Work in process.....................................................          21,402          25,678
         Raw materials.......................................................          15,669          14,283

         Total inventories...................................................         126,940         123,116
         Inventory reserves..................................................          (4,947)         (4,778)
                                                                                    ---------       ---------
                                                                                    $ 121,993       $ 118,338

                                                                       ESTIMATED      MARCH 31,     DECEMBER 31,
                                                                      USEFUL LIFE       2003            2002
                                                                      -----------   ------------   ------------
       Property, plant and equipment, net:
         Land....................................................                   $   4,841       $   4,675
         Buildings and leasehold improvements....................      2-40 years      35,127          34,348
         Machinery and equipment.................................      2-20 years     172,631         166,702
         Rental tools............................................      3-10 years      33,071          32,323
         Office furniture and equipment..........................      1-10 years      13,154          12,710
         Vehicles................................................       2-5 years       7,140           6,817
         Construction in progress................................                       2,205           1,791
                                                                                    ---------       ---------

         Total property, plant and equipment.....................                     268,169         259,366
         Less: Accumulated depreciation..........................                     (99,540)        (92,220)
                                                                                    ----------      ---------
                                                                                    $  168,629      $ 167,146

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                       2003             2002
                                                                                       ----             ----

             Accounts payable and accrued liabilities:
                Trade accounts payable.......................................       $  59,190       $  52,212
                Accrued compensation.........................................           6,498          13,674
                Accrued insurance............................................           3,846           3,870
                Accrued taxes, other than income taxes.......................           2,264           2,020
                Reserves related to discontinued operations, current portion.           5,385           5,216
                Other........................................................           8,674           7,057
                                                                                    ---------       ---------
                                                                                    $  85,857       $  84,049


     Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

                                                    OFFSHORE       WELLSITE       TUBULAR
                                                    PRODUCTS       SERVICES       SERVICES       TOTAL
                                                    --------       --------      ---------     ---------
    Balance as of January 1, 2003                   $ 71,589       $ 91,883      $ 49,579      $ 213,051

    Goodwill acquired                                     --             --            --             --
    Impairment losses                                     --             --            --             --
    Foreign currency translation and other changes       (99)         1,345            --          1,246
                                                    --------       --------       -------      ---------
    Balance as of March 31, 2003                    $ 71,490       $ 93,228       $49,579      $ 214,297
                                                    ========       ========       =======      =========

3. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Offshore Products, Wellsite Services and Tubular Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Results of our Canadian well site services business related to the provision of work force accommodations, catering and logistics services are seasonal with significant activity occurring in the peak winter drilling season.

     Financial information by industry segment for each of the three-month periods ended March 31, 2003 and 2002 is summarized in the following table (in thousands):

                                              OFFSHORE      WELL SITE        TUBULAR      CORPORATE AND
                                              PRODUCTS      SERVICES        SERVICES      ELIMINATIONS        TOTAL
                                              --------      --------       ---------      -------------       -----
    MARCH 31, 2003
       Revenues from unaffiliated
         customers......................      $ 57,588      $ 78,838       $  49,151        $    --        $ 185,577
                                              ========      ========       =========        =======        =========
       Depreciation and amortization....         1,833         4,453             159             13            6,458
                                              ========      ========       =========        =======        =========
       Operating income (loss)..........         5,627        15,080             959         (1,320)          20,346
                                              ========      ========       =========        ========       =========
       Capital expenditures.............           617         4,962             110             --            5,689
                                              ========      ========       =========        =======        =========
       Total assets.....................       236,873       282,980         137,795         10,136          667,784
                                              ========      ========       =========        =======        =========

    MARCH 31, 2002
       Revenues from unaffiliated
         customers......................      $ 32,737      $ 66,593       $  51,270        $    --        $ 150,600
                                              ========      ========       =========        =======        =========

       Depreciation and amortization....         1,345         3,807             144             12            5,308
                                              ========      ========       =========        =======        =========
       Operating income (loss)..........         3,016        11,420             (27)        (1,215)          13,194
                                              ========      ========       ==========       =======        =========
       Capital expenditures.............         1,381         2,142              45             --            3,568
                                              ========      ========       =========        =======        =========
       Total assets.....................       142,358       248,202         120,098          3,679          514,337
                                              ========      ========       =========        =======        =========

4. COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                                                  2003            2002
                                               ----------      ----------
Comprehensive income:
  Net income................................   $   13,369      $    9,808
  Cumulative translation adjustment.........        3,678            (301)
                                               ----------      ----------

        Total comprehensive income..........   $   17,047      $    9,507
                                               ==========      ==========

5.  STOCK-BASED COMPENSATION

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

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Stock Option
Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company's Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a ten-year life. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at March 31, 2003 and 2002, would have been as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------
                                                                   2003            2002
                                                                ----------      ----------
Net income as reported......................................    $   13,369      $    9,808

Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects.........................         (766)           (414)


Pro forma net income.........................................   $   12,603      $    9,394
                                                                ==========      ==========
Net income as reported:
  Basic......................................................   $      .28      $      .20
  Diluted....................................................          .27             .20
Pro forma net income per share as if fair value method
  had been applied to all awards:
  Basic......................................................   $      .26      $      .19
  Diluted....................................................          .26             .19

6.  COMMITMENTS AND CONTINGENCIES

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

     This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2003. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

CRITICAL ACCOUNTING POLICIES

     In our selection of critical accounting policies, our objective is to properly reflect our financial position and results of operations in each reporting period in a manner that will be understood by those who utilize our financial statements. Often we must use our judgment about uncertainties.

     There are several critical accounting policies that we have put into practice that have an important effect on our reported financial results. There have been no changes in these policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

                              AVERAGE RIG COUNT FOR THE             AVERAGE RIG COUNT FOR THE YEAR ENDED
                             THREE MONTHS ENDED MARCH 31,                     DECEMBER 31,
                             ----------------------------     ----------------------------
                                  2003           2002         2002       2001       2000      1999      1998
                                  ----           ----         ----       ----       ----      ----      ----
US......................           901           818           831      1,156        918       624       837
Canada..................           494(1)        383(1)        266        341        345       245       259
                                ------        ------        ------     ------     ------    ------    ------
     North America......         1,395         1,201         1,097      1,497      1,263       869     1,096
                                ======        ======        ======     ======     ======    ======    ======

(1) Canadian rig counts typically increase during the peak winter drilling season.

     The average North American rig count in the quarter ended March 31, 2003 increased 194 rigs, or 16%, compared to the quarter ended March 31, 2002. This increase in activity drove increased revenues in our well site services segment and increased volumes shipped in our tubular services segment. Our results for the first quarter of 2003 also benefited from increased deliveries for offshore construction and development projects in our offshore products segment. However, new orders did not keep pace with shipments, and our offshore products segment backlog decreased to $80.9 million at March 31, 2003 compared to $100.1 million at December 31, 2002. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend.

     The first quarter of 2003 results also benefited from several acquisitions made in our well site services and offshore products segments that were completed in the third quarter of 2002. The majority of these acquisitions have been integrated with existing operations and the financial impact on our results of operations is not separately identifiable. Total acquisition costs in the third quarter were $71 million.

     Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, there can be no assurance that these expectations will be realized.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)

                                                             THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------------
                                                           2003                          2002
                                                        -----------                  -----------
     Revenues
       Well Site Services.........................      $      78.8                  $      66.6
       Offshore Products..........................             57.6                         32.7
       Tubular Services...........................             49.2                         51.3
                                                        -----------                  -----------
            Total.................................      $     185.6                  $     150.6
                                                        ===========                  ===========

     Gross Margin
       Well Site Services.........................      $      25.3                  $      20.0
       Offshore Products..........................             12.4                          8.2
       Tubular Services...........................              2.9                          2.2
                                                        -----------                  -----------
            Total.................................      $      40.6                  $      30.4
                                                        ===========                  ===========

     Gross Margin as a Percent of Revenues
       Well Site Services.........................             32.1%                        30.0%
       Offshore Products..........................             21.5%                        25.1%
       Tubular Services...........................              5.9%                         4.3%
            Total.................................             21.9%                        20.2%

     Operating Income (Loss)
       Well Site Services.........................      $      15.1                  $      11.4
       Offshore Products..........................              5.6                          3.0
       Tubular Services...........................              0.9                         --
       Corporate/Other............................             (1.3)                        (1.2)
                                                        -----------                  -----------
            Total.................................      $      20.3                  $      13.2
                                                        ===========                  ===========

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenues. Revenues increased $35.0 million, or 23.2%, to $185.6 million during the current quarter compared to revenues of $150.6 million during the quarter ended March 31, 2002. Tubular services revenues decreased $2.1 million, or 4.1%, in the three months ended March 31, 2003 compared to revenues in the three months ended March 31, 2002 as a result of reduced revenue per ton shipped caused by product mix changes and lower mill prices, partially offset by a 14.3% increase in tons shipped. Well site services revenues increased $12.2 million, or 18.3%, and offshore products revenues increased $24.9 million, or 76.1%, during the same period. Well site services revenues increased compared to the prior year primarily due to higher drilling and workover activity in North America. Offshore products revenues increased as a result of greater activity supporting offshore production facility construction and the impact of acquisitions completed in the third quarter 2002.

     Cost of Sales. Cost of sales increased by $24.8 million, or 20.6%, to $145.0 million for the quarter ended March 31, 2003 compared to $120.2 million in the quarter ended March 31, 2002. Increased offshore products shipments were the principal reason for the corresponding increase in cost of sales during the period. Offshore products cost of sales increased from $24.5 million in the first quarter of 2002 to $45.2 million in the first quarter of 2003, an increase of $20.7 million, or 84.5%.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $10.2 million, or 33.6%, from $30.4 million in the quarter ended March 31, 2002 to $40.6 million in the quarter ended March 31, 2003. Well site services gross margins increased $5.3 million, or 26.5%, to $25.3 million in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $0.7 million, or 63.6%, and $1.8 million, or 52.9%, respectively, during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 as a result of higher utilization for our drilling and rental tool assets. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $1.6 million, or 11.9%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 because of increased drilling camp and catering activity in Canada. Our hydraulic workover gross margins increased by $1.2 million, or 60%, as a result of increased activity, especially in the U.S. Gulf of Mexico.

     Offshore products gross margins increased $4.2 million, or 51.2%, from $8.2 million in the three months ended March 31, 2002 to $12.4 million in the three months ended March 31, 2003 primarily due to increased revenues from shipments and work in progress. Our gross margin percentage was negatively impacted by a greater percentage of lower-margin fabrication work compared to the prior period and to a loss incurred on a subsea pipeline project. Tubular services gross margins increased to $2.9 million, or 5.9% of tubular services revenues in the three months ended March 31, 2003 compared to $2.2 million, or 4.3% of tubular services revenues, in the three months ended March 31, 2002 as a result of increased oil and gas company drilling which increased demand for our tubular products and services.

     Selling, General and Administrative Expenses. During the three months ended March 31, 2003, selling, general and administrative expenses (SG&A) totaled $13.8 million compared to SG&A of $12.2 million for the three months ended March 31, 2002. Increased SG&A expense associated with acquisitions in the third quarter of 2002, higher insurance premiums and higher variable pay accruals were the principal reasons for higher overall SG&A expense during the current quarter.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million in the first quarter 2003 compared to the first quarter 2002 due primarily to acquisitions of businesses in 2002 and capital expenditures made during 2002.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income increased $7.1 million, or 53.8%, to $20.3 million for the three months ended March 31, 2003 from $13.2 million in the three month period ended March 31, 2002. Well site services operating income increased from $11.4 million during the three months ended March 31, 2002 to $15.1 million for the three months ended March 31, 2003. Offshore products operating income increased from $3.0 million during the three months ended March 31, 2002 to $5.6 million for the three months ended March 31, 2003. Tubular Services operating income was $0.9 million during the quarter ended March 31, 2003 compared to approximately break-even results for the quarter ended March 31, 2002.

     Interest Expense. Interest expense increased $0.7 million, or 70%, to $1.7 million for the quarter ended March 31, 2003 compared to $1.0 million for the quarter ended March 31, 2002. Increased interest expense is primarily attributable to higher debt levels resulting from the acquisitions completed during the third quarter 2002.

     Income Tax Expense. Income tax expense totaled $5.5 million, or 29.0% of pretax income, during the quarter ended March 31, 2003 compared to $2.8 million, or 22.0% of pretax income, during the quarter ended March 31, 2002. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our rental tool and workover assets, increasing our accommodation units, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and private and public debt and equity offerings.

     Cash was provided by operations during the quarters ended March 31, 2003 and 2002 in the amounts of $1.3 million and $22.2 million, respectively. Cash provided by operations in 2003 was generated by our net income plus depreciation and amortization which was almost totally offset by higher working capital invested in our well site services segment, principally caused by the seasonal use of working capital in our Canadian operations. During the three months ended March 31, 2002, normal seasonal uses of working capital in our Canadian operations was more than offset by significantly decreased investments in working capital as a result of tubular services receivables and inventory decreases.

     Cash was used in investing activities in the amount of $5.7 million during the three months ended March 31, 2003 primarily for capital expenditures. Capital expenditures totaled $5.7 million and $3.6 million during the three months ended March 31, 2003 and 2002, respectively. Capital expenditures during both these periods consisted principally of purchases of assets for our well site services businesses. We currently expect to spend a total of approximately $32.5 million during 2003 to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds.

     Net cash of $0.5 million was used in financing activities during the three months ended March 31, 2003, primarily as a result of debt repayments and payment of offering costs for the sale of common stock by a major shareholder pursuant to their demand registration rights.

     As of March 31, 2003, we had $123.1 million outstanding under our bank credit facility and an additional $9.4 million of outstanding letters of credit, leaving $35.2 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the UK that had a balance of $1.5 million at March 31, 2003. Our total debt represented 24.9% of our total capitalization at March 31, 2003.

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

TAX MATTERS

     For the year ended December 31, 2002, we had deferred tax assets, net of deferred tax liabilities, of approximately $5.2 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $76 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. A portion of our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. In 2003, approximately $39 million of NOLs are available for use if sufficient income is generated. However, a successive change in control was likely triggered in 2003 pursuant to Section 382 upon the completion of a secondary offering of stock by two major shareholders. If such a change of control did occur, the amount of NOLs available for use in 2003 would be reduced to approximately $26 million. Such a scenario could have a significant negative impact on our cash taxes payable; however, it is anticipated that any such change would not trigger a significant adverse impact on our 2003 tax expense. We expect little to no impact on our 2003 tax expense because of the operation of the valuation allowance related to our NOL carryforwards. See Note 10 to our Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted this statement effective January 1, 2003 and it did not have a material impact on our financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." We adopted this statement effective January 1, 2003 and it did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

     As of March 31, 2003, we had floating rate obligations totaling approximately $124.6 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2003 levels, our consolidated interest expense would increase by a total of approximately $1.2 million annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of March 31, 2003, we had Canadian dollar-denominated debt totaling approximately $12.3 million. As of March 31, 2003, we had foreign currency forward purchase option contracts totaling $10.0 million at rates not significantly different from the actual rates at March 31, 2003. We have incurred no material gains or losses from foreign currency hedging activities.


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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     The following disclosure is being provided in accordance with the Securities and Exchange Commission's filing guidance regarding the provision of notice of certain information relating to a pension fund blackout period pursuant to new Item 11 of Form 8-K.

     Our insider trading policy generally prohibits all of our directors, officers and employees from trading in our securities during the period beginning on the last day of a fiscal quarter and ending 24 hours after the release of our earnings announcement for that fiscal quarter. As a result, there was a general prohibition on trading in our securities by all of our directors, officers and employees from March 31, 2003 until April 29, 2003 in connection with our quarterly earnings announcement for the quarter ended March 31, 2003. As a consequence of this general prohibition, there was also a "blackout period" (as defined in Regulation BTR promulgated under the Securities Exchange Act of 1934) with respect to our Deferred Compensation Plan during the same period, during which the participants in the plan were prohibited from investing new deferrals in our common stock investment option under the plan and from transferring or reallocating prior deferrals from or to our common stock investment option.

     Inquiries about the blackout period may be directed to Cindy B. Taylor by phone at (713) 652-0582 or in writing to Oil States International, Inc., Three Allen Center, 333 Clay street, Suite 3460, Houston, Texas 77002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      INDEX OF EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------

    3.1    --     Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March
                  30, 2001).

    3.2    --     Amended and Restated Bylaws (incorporated by reference
                  to Exhibit 3.2 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

    3.3    --     Certificate of Designations of Special Preferred
                  Voting Stock of Oil States International, Inc.
                  (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March
                  30, 2001).

    4.1    --     Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                  Form S-1 (File No. 333-43400)).

    4.2    --     Amended and Restated Registration Rights Agreement
                  (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March
                  30, 2001).

    4.3    --     First Amendment to the Amended and Restated Registration
                  Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

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
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13A to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 2002, as filed with the Commission on May 15, 2001).

10.13B**  --      Restricted Stock Agreement, dated February 22, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13B to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 2002, as filed with the Commission on May 15, 2001).

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
                  Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

99.1*     --      Certification of Chief Executive Officer of Oil States
                  International, Inc. pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*     --      Certification of Chief Financial Officer of Oil States
                  International, Inc. pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
*    Filed herewith
** Management contracts or compensatory plans or arrangements.

(b)      REPORTS ON FORM 8-K.
(1)      Form 8-K dated February 14, 2003 - Item 5. Other Events.
(2) Form 8-K dated April 29, 2003 - Item 9. Regulation FD Disclosure (Quarter ended March 31, 2003 Earnings Press Release).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OIL STATES INTERNATIONAL, INC.

Date:  May  14,  2003           By  /s/  CINDY B. TAYLOR
                                    -------------------------------------------
                                               Cindy B. Taylor
                                     Senior Vice President, Chief Financial
                                            Officer and Treasurer
                                        (Principal Financial Officer)



Date:  May  14, 2003            By  /s/  ROBERT W. HAMPTON
                                    -------------------------------------------
                                              Robert W. Hampton
                                    Vice President -- Finance and Accounting
                                   and Secretary (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003
                                        /s/ Douglas E. Swanson
                                        ---------------------------------------
                                        Douglas E. Swanson
                                        President and Chief Executive Officer

I, Cindy B. Taylor, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent functions):

             d. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             e. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003

                                        /s/ Cindy B. Taylor
                                        ---------------------------------------
                                        Cindy B. Taylor
                                        Senior Vice President and Chief
                                        Financial Officer

                                INDEX TO EXHIBIT


EXHIBIT NO.       DESCRIPTION
-----------       -----------

    3.1    --     Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March
                  30, 2001).

    3.2    --     Amended and Restated Bylaws (incorporated by reference
                  to Exhibit 3.2 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

    3.3    --     Certificate of Designations of Special Preferred
                  Voting Stock of Oil States International, Inc.
                  (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March
                  30, 2001).

    4.1    --     Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                  Form S-1 (File No. 333-43400)).

    4.2    --     Amended and Restated Registration Rights Agreement
                  (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March
                  30, 2001).

    4.3    --     First Amendment to the Amended and Restated Registration
                  Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

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
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13A to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 2002, as filed with the Commission on May 15, 2001).

10.13B**  --      Restricted Stock Agreement, dated February 22, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13B to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 2002, as filed with the Commission on May 15, 2001).

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
                  Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

99.1*     --      Certification of Chief Executive Officer of Oil States
                  International, Inc. pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*     --      Certification of Chief Financial Officer of Oil States
                  International, Inc. pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
*    Filed herewith
** Management contracts or compensatory plans or arrangements.