Form 10-Q
period 2003-06-30
OIL STATES INTERNATIONAL INC
filed 2003-08-12
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________

                         Commission file number 1-16337

                         OIL STATES INTERNATIONAL, INC.

                                   ----------

             (Exact name of registrant as specified in its charter)

                        Delaware                             76-0476605
             -------------------------------             -------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)              Identification No.)

    Three Allen Center, 333 Clay Street, Suite 3460,
                     Houston, Texas                            77002
        ----------------------------------------             ----------
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

                                 YES [X] NO [ ]


     The Registrant had 48,608,763 shares of common stock outstanding as of
                                 July 31, 2003.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
                         Part I -- FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Financial Statements
             Unaudited Consolidated Statements of Income for the Three and Six Months Ended
                June 30, 2003 and 2002                                                                  3
             Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002              4
             Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2003 and 2002                                                                  5
           Notes to Unaudited Consolidated Financial Statements                                    6 - 10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                            11 - 17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  17

Item 4.    Controls and Procedures                                                                17 - 18


                          Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           19

Item 2.    Changes in Securities and Use of Proceeds                                                   19

Item 3.    Default Upon Senior Securities                                                              19

Item 4.    Submission of Matters to a Vote of Security Holders                                         19

Item 5.    Other Information                                                                      19 - 20

Item 6.    Exhibits and Reports on Form 8-K                                                            21

           (a) Index of Exhibits                                                                  21 - 23

           (b) Report on Form 8-K                                                                      23

           Signature Page and Certifications                                                      24 - 30

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2003              2002              2003              2002
                                                                 ------------      ------------      ------------      ------------

Revenues ...................................................     $    163,564      $    150,839      $    349,141      $    301,438

Costs and expenses:
  Cost of sales ............................................          127,331           121,690           272,298           241,842
  Selling, general and administrative expenses .............           13,977            11,963            27,731            24,191
  Depreciation and amortization expense ....................            6,911             5,621            13,369            10,930
  Other operating expense (income) .........................              114               169               166              (115)
                                                                 ------------      ------------      ------------      ------------
                                                                      148,333           139,443           313,564           276,848
                                                                 ------------      ------------      ------------      ------------
Operating income ...........................................           15,231            11,396            35,577            24,590

Interest income ............................................               92               103               162               211
Interest expense ...........................................           (1,675)             (966)           (3,366)           (2,013)
Other income ...............................................              156                 5               261               324
                                                                 ------------      ------------      ------------      ------------
Income before income taxes and minority interest ...........           13,804            10,538            32,634            23,112
Income tax expense .........................................           (3,650)           (2,318)           (9,111)           (5,085)
                                                                 ------------      ------------      ------------      ------------
Net income .................................................     $     10,154      $      8,220      $     23,523      $     18,027
                                                                 ============      ============      ============      ============

Earnings per share:
Basic ......................................................     $        .21      $        .17      $        .49      $        .37
Diluted ....................................................     $        .21      $        .17      $        .48      $        .37

Weighted average number of common shares outstanding:
Basic ......................................................           48,527            48,249            48,495            48,241
Diluted ....................................................           49,153            48,911            49,126            48,544


                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               JUNE 30,       DECEMBER 31,
                               ASSETS                           2003              2002
                                                            ------------      ------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ...........................     $     14,039      $     11,118
  Accounts receivable, net ............................          120,445           116,875
  Inventories, net ....................................          132,434           118,338
  Prepaid expenses and other current assets ...........            7,714             9,475
                                                            ------------      ------------
    Total current assets ..............................          274,632           255,806

Property, plant, and equipment, net ...................          175,358           167,146
Goodwill, net .........................................          216,134           213,051
Other noncurrent assets ...............................            9,005             8,213
                                                            ------------      ------------
     Total assets .....................................     $    675,129      $    644,216
                                                            ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ............     $     82,385      $     84,049
  Income taxes ........................................            4,554             1,229
  Current portion of long-term debt ...................              868               913
  Deferred revenue ....................................            7,434             8,949
  Other current liabilities ...........................              860             1,402
                                                            ------------      ------------
     Total current liabilities ........................           96,101            96,542

  Long-term debt ......................................          129,416           133,292
  Deferred income taxes ...............................           19,961            18,303
  Postretirement healthcare benefits ..................            3,386             5,280
  Other liabilities ...................................            3,967             3,220
                                                            ------------      ------------
     Total liabilities ................................          252,831           256,637

Stockholders' equity:
  Common stock ........................................              486               485
  Additional paid-in capital ..........................          328,351           327,801
  Retained earnings ...................................           87,909            64,386
  Accumulated other comprehensive income (loss) .......            5,838            (4,921)
  Treasury stock ......................................             (286)             (172)
                                                            ------------      ------------
     Total stockholders' equity .......................          422,298           387,579
                                                            ------------      ------------
     Total liabilities and stockholders' equity .......     $    675,129      $    644,216
                                                            ============      ============

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------------
                                                                                 2003              2002
                                                                             ------------      ------------
Cash flows from operating activities:
  Net income ...........................................................     $     23,523      $     18,027
  Adjustments to reconcile net income to net cash from
    operating activities:
    Provision for loss on accounts receivable ..........................              324               139
    Depreciation and amortization ......................................           13,369            10,930
    Deferred income tax provision (benefit) ............................              193              (980)
    Other, net .........................................................              613               703
    Changes in working capital .........................................          (17,052)           27,672
                                                                             ------------      ------------
      Net cash flows provided by operating activities ..................           20,970            56,491

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired .....................             (288)           (1,413)
  Capital expenditures .................................................          (15,393)           (9,860)
  Proceeds from sale of equipment ......................................              415               755
  Other, net ...........................................................               (3)               63
                                                                             ------------      ------------
      Net cash flows used in investing activities ......................          (15,269)          (10,455)

Cash flows from financing activities:
  Revolving credit borrowings (repayments) .............................           (3,556)          (43,754)
  Debt repayments ......................................................             (491)           (3,754)
  Issuance of common stock .............................................              636               358
  Other, net ...........................................................             (412)             (158)
                                                                             ------------      ------------
      Net cash flows used in financing activities ......................           (3,823)          (47,308)

Effect of exchange rate changes on cash ................................            1,211              (382)
                                                                             ------------      ------------
Net increase in cash and cash equivalents from continuing operations ...            3,089            (1,654)
Net cash provided by (used in) discontinued operations .................             (168)              (36)
Cash and cash equivalents, beginning of period .........................           11,118             4,982
                                                                             ------------      ------------
Cash and cash equivalents, end of period ...............................     $     14,039      $      3,292
                                                                             ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited consolidated financials statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

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

2. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                         JUNE 30,       DECEMBER 31,
                                                                          2003              2002
                                                                      ------------      ------------
     Accounts receivable, net:
       Trade ....................................................     $     93,853      $    101,314
       Unbilled revenue .........................................           28,581            14,788
       Other ....................................................              508             3,060
       Allowance for doubtful accounts ..........................           (2,497)           (2,287)
                                                                      ------------      ------------
                                                                      $    120,445      $    116,875
                                                                      ============      ============

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2003              2002
                                                                      ------------      ------------
     Inventories, net:
       Tubular goods ............................................     $     73,018      $     60,816
       Other finished goods and purchased products ..............           23,083            22,339
       Work in process ..........................................           27,167            25,678
       Raw materials ............................................           14,252            14,283
                                                                      ------------      ------------

       Total inventories ........................................          137,520           123,116
       Inventory reserves .......................................           (5,086)           (4,778)
                                                                      ------------      ------------
                                                                      $    132,434      $    118,338
                                                                      ============      ============

                                                             ESTIMATED        JUNE 30,        DECEMBER 31,
                                                            USEFUL LIFE         2003              2002
                                                           ------------     ------------      ------------
     Property, plant and equipment, net:
       Land ..........................................                      $      4,994      $      4,675
       Buildings and leasehold improvements ..........       2-40 years           36,669            34,348
       Machinery and equipment .......................       2-20 years          181,610           166,702
       Rental tools ..................................       3-10 years           34,101            32,323
       Office furniture and equipment ................       1-10 years           13,794            12,710
       Vehicles ......................................        2-5 years            7,324             6,817
       Construction in progress ......................                             4,977             1,791
                                                                            ------------      ------------
       Total property, plant and equipment ...........                           283,469           259,366
       Less: Accumulated depreciation ................                          (108,111)          (92,220)
                                                                            ------------      ------------
                                                                            $    175,358      $    167,146
                                                                            ============      ============

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2003              2002
                                                                      ------------      ------------

     Accounts payable and accrued liabilities:
        Trade accounts payable ..................................     $     55,034      $     52,212
        Accrued compensation ....................................            6,638            13,674
        Accrued insurance .......................................            4,644             3,870
        Accrued taxes, other than income taxes ..................            2,330             2,020
        Reserves related to discontinued operations,
         current portion ........................................            5,439             5,216
        Other ...................................................            8,300             7,057
                                                                      ------------      ------------
                                                                      $     82,385      $     84,049
                                                                      ============      ============

     Changes in the carrying amount of goodwill for the six month period ended June 30, 2003 are as follows (in thousands):

                                                       OFFSHORE       WELLSITE       TUBULAR
                                                       PRODUCTS       SERVICES       SERVICES        TOTAL
                                                      ----------     ----------     ----------     ----------
     Balance as of January 1, 2003 ..............     $   71,589     $   91,883     $   49,579     $  213,051

     Goodwill acquired ..........................             --             --             --             --
     Impairment losses ..........................             --             --             --             --
     Foreign currency translation and other
        changes .................................            154          2,929             --          3,083
                                                      ----------     ----------     ----------     ----------

     Balance as of June 30, 2003 ................     $   71,743     $   94,812     $   49,579     $  216,134
                                                      ==========     ==========     ==========     ==========

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

     Financial information by industry segment for each of the three and six month periods ended June 30, 2003 and 2002 is summarized in the following table (in thousands):

                                                   OFFSHORE        WELL SITE        TUBULAR      CORPORATE AND
                                                   PRODUCTS        SERVICES        SERVICES       ELIMINATIONS       TOTAL
                                                  -----------     -----------     -----------    -------------    -----------
     Three months ended June 30, 2003
        Revenues from unaffiliated
         customers ..........................     $    57,160     $    52,885     $    53,519     $        --     $   163,564
                                                  ===========     ===========     ===========     ===========     ===========
        Depreciation and amortization .......           1,947           4,790             162              12           6,911
                                                  ===========     ===========     ===========     ===========     ===========
        Operating income (loss) .............           8,510           7,031           1,231          (1,541)         15,231
                                                  ===========     ===========     ===========     ===========     ===========
        Capital expenditures ................           4,644           5,003              48               9           9,704
                                                  ===========     ===========     ===========     ===========     ===========
        Total assets ........................         247,984         275,998         143,114           8,033         675,129
                                                  ===========     ===========     ===========     ===========     ===========

     Three months ended June 30, 2002
        Revenues from unaffiliated
         customers ..........................     $    46,491     $    50,885     $    53,463     $        --     $   150,839
                                                  ===========     ===========     ===========     ===========     ===========
        Depreciation and amortization .......           1,344           4,121             145              11           5,621
                                                  ===========     ===========     ===========     ===========     ===========
        Operating income (loss) .............           7,112           4,457           1,090          (1,263)         11,396
                                                  ===========     ===========     ===========     ===========     ===========
        Capital expenditures ................           1,643           4,613              33               3           6,292
                                                  ===========     ===========     ===========     ===========     ===========
        Total assets ........................         161,358         232,019         116,496           4,012         513,885
                                                  ===========     ===========     ===========     ===========     ===========

                                                   OFFSHORE        WELL SITE        TUBULAR      CORPORATE AND
                                                   PRODUCTS        SERVICES        SERVICES       ELIMINATIONS       TOTAL
                                                  -----------     -----------     -----------    -------------    -----------
     Six months ended June 30, 2003
         Revenues from unaffiliated
          customers .........................     $   114,748     $   131,724     $   102,669     $        --     $   349,141
                                                  ===========     ===========     ===========     ===========     ===========
         Depreciation and amortization ......           3,781           9,243             321              24          13,369
                                                  ===========     ===========     ===========     ===========     ===========
         Operating income (loss) ............          14,137          22,111           2,190          (2,861)         35,577
                                                  ===========     ===========     ===========     ===========     ===========
         Capital expenditures ...............           5,261           9,960             158              14          15,393
                                                  ===========     ===========     ===========     ===========     ===========
         Total assets .......................         247,984         275,998         143,114           8,033         675,129
                                                  ===========     ===========     ===========     ===========     ===========

     Six months ended June 30, 2002
         Revenues from unaffiliated
          customers .........................     $    79,228     $   117,478     $   104,732     $        --     $   301,438
                                                  ===========     ===========     ===========     ===========     ===========
         Depreciation and amortization ......           2,689           7,928             289              24          10,930
                                                  ===========     ===========     ===========     ===========     ===========
         Operating income (loss) ............          10,128          15,877           1,063          (2,478)         24,590
                                                  ===========     ===========     ===========     ===========     ===========
         Capital expenditures ...............           3,024           6,755              78               3           9,860
                                                  ===========     ===========     ===========     ===========     ===========
         Total assets .......................         161,358         232,019         116,496           4,012         513,885
                                                  ===========     ===========     ===========     ===========     ===========

4. COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

                                                             THREE MONTHS                   SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                      -------------------------     -------------------------
                                                         2003           2002           2003           2002
                                                      ----------     ----------     ----------     ----------
     Comprehensive income:
        Net income ..............................     $   10,154     $    8,220     $   23,523     $   18,027
        Cumulative translation adjustment .......          7,081          3,556         10,759          3,254
                                                      ----------     ----------     ----------     ----------
        Total comprehensive income ..............     $   17,235     $   11,776     $   34,282     $   21,281
                                                      ==========     ==========     ==========     ==========

5.  STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure." The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Stock Option
Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company's Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a ten-year life. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at June 30, 2003 and 2002, would have been as follows (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                 --------------------------      --------------------------
                                                                    2003            2002            2003            2002
                                                                 ----------      ----------      ----------      ----------
     Net income as reported ................................     $   10,154      $    8,220      $   23,523      $   18,027
     Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects ..........           (949)           (454)         (1,715)           (868)
                                                                 ----------      ----------      ----------      ----------
     Pro forma net income ..................................     $    9,205      $    7,766      $   21,808      $   17,159
                                                                 ==========      ==========      ==========      ==========
     Net income per share as reported:
       Basic ...............................................     $      .21      $      .17      $      .49      $      .37
       Diluted .............................................            .21             .17             .48             .37
     Pro forma net income per share as if fair value
       method had been applied to all awards:
       Basic ...............................................     $      .19      $      .16      $      .45      $      .36
       Diluted .............................................            .19             .16             .44             .35

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

    This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 13, 2003. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

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

OVERVIEW

     We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services segment, we distribute premium casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity and the types of wells being drilled. Demand for tubular products is positively impacted by increased drilling of deeper, horizontal and offshore wells that generally require premium tubulars and connectors, large diameter pipe and longer and additional casing and tubular strings.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

                                                AVERAGE RIG COUNT FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                ----------------------------------------------------------------------
                                   2002           2001           2000           1999           1998
                                ----------     ----------     ----------     ----------     ----------
     US ...................            831          1,156            918            624            837
     Canada (1) ...........            266            341            345            245            259
                                ----------     ----------     ----------     ----------     ----------
          North America ...          1,097          1,497          1,263            869          1,096
                                ==========     ==========     ==========     ==========     ==========

                                AVERAGE RIG COUNT FOR THE     AVERAGE RIG COUNT FOR THE
                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                               ---------------------------    -------------------------
                                   2003           2002           2003           2002
                                ----------     ----------     ----------     ----------
     US ...................          1,028            808            965            812
     Canada (1) ...........            203            147            348            265
                                ----------     ----------     ----------     ----------
          North America ...          1,231            955          1,313          1,077
                                ==========     ==========     ==========     ==========

----------

     (1) Canadian rig counts typically increase during the peak winter drilling season.

     The average North American rig count in the quarter ended June 30, 2003 increased 276 rigs, or 28.9%, compared to the quarter ended June 30, 2002. This increase in activity drove increased revenues in our well site services segment. Our results for the second quarter of 2003 also benefited from continued strong deliveries for offshore construction and development projects in our offshore products segment. New orders kept pace with shipments since March 31, 2003, and our offshore products segment backlog remained relatively flat comparing June 30, 2003 levels to March 31, 2003 levels. Our backlog was $80.2 million at June 30, 2003 compared to $80.9 million at March 31, 2003. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend.

     Despite the significant increase in rig count noted above, our tubular services group shipped 60.9 thousand tons in the second quarter of 2003 compared to 60.7 thousand tons in the second quarter of 2002. Volumes did not show a significant increase due to the mix of wells drilled which was focused on shallow land gas drilling. In addition, the second quarter of 2002 included $4.5 million of international sales which did not occur in the second quarter of 2003.

    During the first half of 2003, the results of operations of our Canadian remote accommodations, catering and building services operations benefited from the strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.68 in the first half of 2003 compared to $0.63 in the first half of 2002.

    The second quarter and first six months of 2003 results also benefited from several acquisitions made in our well site services and offshore products segments that were completed in the third quarter of 2002. The majority of these acquisitions have been integrated with our existing operations and the financial impact on our results of operations is not separately identifiable. Total acquisition costs in the third quarter of 2002 were $71 million.

    Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. However, there can be no assurance that these expectations will be realized.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                      ---------------------------       ---------------------------
                                                         2003             2002             2003             2002
                                                      ----------       ----------       ----------       ----------
     Revenues
       Well Site Services .......................     $     52.9       $     50.9       $    131.7       $    117.5
       Offshore Products ........................           57.2             46.5            114.7             79.2
       Tubular Services .........................           53.5             53.4            102.7            104.7
                                                      ----------       ----------       ----------       ----------
            Total ...............................     $    163.6       $    150.8       $    349.1       $    301.4
                                                      ==========       ==========       ==========       ==========

     Gross Margin
       Well Site Services .......................     $     17.9       $     13.6       $     43.2       $     33.6
       Offshore Products ........................           15.2             12.5             27.6             20.7
       Tubular Services .........................            3.1              3.0              6.0              5.3
                                                      ----------       ----------       ----------       ----------
            Total ...............................     $     36.2       $     29.1       $     76.8       $     59.6
                                                      ==========       ==========       ==========       ==========

     Gross Margin as a Percent of Revenues
       Well Site Services .......................           33.8%            26.7%            32.8%            28.6%
       Offshore Products ........................           26.6%            26.9%            24.1%            26.1%
       Tubular Services .........................            5.8%             5.6%             5.8%             5.1%
                                                      ----------       ----------       ----------       ----------
            Total ...............................           22.1%            19.3%            22.0%            19.8%
                                                      ==========       ==========       ==========       ==========

     Operating Income (Loss)
       Well Site Services .......................     $      7.0       $      4.5       $     22.1       $     15.9
       Offshore Products ........................            8.5              7.1             14.1             10.1
       Tubular Services .........................            1.2              1.1              2.2              1.1
       Corporate/Other ..........................           (1.5)            (1.3)            (2.8)            (2.5)
                                                      ----------       ----------       ----------       ----------
            Total ...............................     $     15.2       $     11.4       $     35.6       $     24.6
                                                      ==========       ==========       ==========       ==========

  THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

    REVENUES. Revenues increased $12.8 million, or 8.5%, to $163.6 million during the current quarter compared to revenues of $150.8 million during the quarter ended June 30, 2002. Tubular services revenues and tons shipped were essentially unchanged in the three months ended June 30, 2003 compared to revenues and tons shipped in the three months ended June 30, 2002 due to industry drilling which focused on shallow land drilling, a market segment where our tubular services business does not possess as large a market share as in deeper land and offshore areas typically requiring premium grades of tubular goods. In addition, the second quarter of 2002 included $4.5 million of international sales which did not occur in the second quarter of 2003. Well site services revenues increased $2.0 million, or 3.9%, and offshore products revenues increased $10.7 million, or 23.0%, during the same period. Well site services revenues increased compared to the prior year because higher drilling activity in West Texas and higher rental tool revenues associated with acquisitions of additional tools were only partially offset by lower manufacturing revenues within our well site services accommodations business. Offshore products revenues increased as a result of greater activity supporting offshore production facility construction and the impact of acquisitions completed in the third quarter of 2002.

    COST OF SALES. Cost of sales increased by $5.6 million, or 4.6%, to $127.3 million for the quarter ended June 30, 2003 compared to $121.7 million in the quarter ended June 30, 2002. Increased offshore products shipments and in-progress contracts accounted for under the percentage of completion method of accounting were the principal reasons for the corresponding increase in cost of sales during the period. Offshore products cost of sales increased from $34.0 million in the second quarter of 2002 to $42.0 million in the second quarter of 2003, an increase of $8.0 million, or 23.5%.

    GROSS MARGIN. Our gross margins, which we calculate before a deduction for depreciation expense, increased $7.1 million, or 24.4%, from $29.1 million in the quarter ended June 30, 2002 to $36.2 million in the quarter ended June 30, 2003. Well site services gross margins increased $4.3 million, or 31.6%, to $17.9 million in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Our well site services gross margin percentage was positively impacted by a lower percentage of lower-margin fabrication work compared to the prior period and by an increased activity level for our land drilling rigs. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $1.4 million, or 102.1%, and $1.0 million, or 24.7%, respectively, during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 as a result of higher utilization for our drilling and rental tool assets. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $2.2 million, or 37.9%, in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 because of increased camp and catering activity in Canada. Our hydraulic workover gross margins decreased by $0.3 million, or 10.3%, as a result of decreased utilization, especially in the U.S. Gulf of Mexico and Venezuela.

    Offshore products gross margins increased $2.7 million, or 21.6%, from $12.5 million in the three months ended June 30, 2002 to $15.2 million in the three months ended June 30, 2003 primarily due to increased revenues from shipments and work in progress.

    Tubular services gross margins increased to $3.1 million, or 5.8% of tubular services revenues in the three months ended June 30, 2003 compared to $3.0 million, or 5.6% of tubular services revenues, in the three months ended June 30, 2002 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services and more that offset the effect of lower foreign sales in the second quarter of 2003.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended June 30, 2003, selling, general and administrative expenses (SG&A) totaled $14.0 million compared to SG&A of $12.0 million for the three months ended June 30, 2002. Increased SG&A expense associated with acquisitions in the third quarter of 2002 and higher selling expenses were only partially offset by lower post employment benefit costs caused by the settlement of certain plan liabilities.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.3 million in the second quarter 2003 compared to the second quarter 2002 due primarily to acquisitions of businesses in 2002 and capital expenditures made during 2002 and the first half of 2003.

    OPERATING INCOME. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income increased $3.8 million, or 33.3%, to $15.2 million for the three months ended June 30, 2003 from $11.4 million in the three month period ended June 30, 2002. Well site services operating income increased $2.5 million during the period. Offshore products operating income increased $1.4 million while tubular services operating income decreased $0.1 million.

    INTEREST EXPENSE. Interest expense increased $0.7 million, or 70.0%, to $1.7 million for the quarter ended June 30, 2003 compared to $1.0 million for the quarter ended June 30, 2002. Increased interest expense is primarily attributable to higher debt levels resulting from acquisitions completed during the third quarter 2002.

    INCOME TAX EXPENSE. Income tax expense totaled $3.7 million, or 26.4% of pretax income, during the quarter ended June 30, 2003 compared to $2.3 million, or 22.0% of pretax income, during the quarter ended June 30, 2002. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2003 compared to 2002.

    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE, 2002

    REVENUES. Revenues increased $47.7 million, or 15.8%, to $349.1 million during the six months ended June 30, 2003 compared to revenues of $301.4 million during the six months ended June 30, 2002. Tubular services revenues decreased $2.0 million, or 1.9%, in the six months ended June 30, 2003 compared to revenues in the six months ended June 30, 2002 as a result of lower international sales and reduced revenue per ton shipped caused by product mix changes and lower mill prices, partially offset by a 4.9% increase in tons shipped. Well site services revenues increased $14.2 million, or 12.1%, and offshore products revenues increased $35.5 million, or 44.8%, during the same period. Well site services revenues increased compared to the prior year primarily due to higher drilling activity in West Texas and higher rental tool revenues due to acquisitions of other rental tool companies and equipment. Offshore products revenues increased as a result of greater activity supporting offshore production facility construction and the impact of acquisitions completed in the third quarter of 2002.

    COST OF SALES. Cost of sales increased by $30.5 million, or 12.6%, to $272.3 million for the six months ended June 30, 2003 compared to $241.8 million in the six months ended June 30, 2002. Increased offshore products shipments and in-progress contracts accounted for under the percentage of completion method of accounting were the principal reasons for the corresponding increase in cost of sales during the period. Offshore products cost of sales increased from $58.5 million in the first half of 2002 to $87.1 million in the first half of 2003, an increase of $28.6 million, or 48.9%.

    GROSS MARGIN. Our gross margins, which we calculate before a deduction for depreciation expense, increased $17.2 million, or 28.9%, from $59.6 million in the six months ended June 30, 2002 to $76.8 million in the six months ended June 30, 2003. Well site services gross margins increased $9.6 million, or 28.6%, to $43.2 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $2.1 million, or 86.6%, and $2.8 million, or 37.9%, respectively, during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as a result of higher utilization of our drilling and rental tool assets. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $3.8 million, or 19.7%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 because of increased camp and catering activity in Canada. Our hydraulic workover gross margins increased by $0.9 million, or 19.5%, as a result of increased activity, especially in the U.S. Gulf of Mexico during the first three months of 2003.

    Offshore products gross margins increased $6.9 million, or 33.3%, from $20.7 million in the six months ended June 30, 2002 to $27.6 million in the six months ended June 30, 2003 primarily due to increased revenues from shipments and work in progress. Our offshore products gross margin percentage declined 2.0% and was negatively impacted by a greater percentage of lower-margin fabrication work compared to the prior period and to a loss incurred on a subsea pipeline project. Tubular services gross margins increased to $6.0 million, or 5.8% of tubular services revenues in the six months ended June 30, 2003 compared to $5.3 million, or 5.1% of tubular services revenues, in the six months ended June 30, 2002 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the six months ended June 30, 2003, selling, general and administrative expenses (SG&A) totaled $27.7 million compared to SG&A of $24.2 million for the six months ended June 30, 2002. Increased SG&A expense associated with acquisitions in the third quarter of 2002 and higher selling expenses were only partially offset by lower post employment benefit costs caused by the settlement of certain plan liabilities.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.4 million in the first six months of 2003 compared to the first six months of 2002 due primarily to acquisitions of businesses in 2002 and capital expenditures made during 2002 and the first half of 2003.

    OPERATING INCOME. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income increased $11.0 million, or 44.7%, to $35.6 million for the six months ended June 30, 2003 from $24.6 million in the six month period ended June 30, 2002. Well site services operating income increased from $15.9 million during the six months ended June 30, 2002 to $22.1 million for the six months ended June 30, 2003. Offshore products operating income increased from $10.1 million during the six months ended June 30, 2002 to $14.1 million for the six months ended June 30, 2003. Tubular Services operating income was $2.2 million during the six months ended June 30, 2003 compared to $1.1 million for the six months ended June 30, 2002.

    INTEREST EXPENSE. Interest expense increased $1.4 million, or 70.0%, to $3.4 million for the six months ended June 30, 2003 compared to $2.0 million for the six months ended June 30, 2002. Increased interest expense is primarily attributable to higher debt levels resulting from acquisitions completed during the third quarter of 2002.

    INCOME TAX EXPENSE. Income tax expense totaled $9.1 million, or 27.9% of pretax income, during the six months ended June 30, 2003 compared to $5.1 million, or 22.0% of pretax income, during the six months ended June 30, 2002. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing our drilling rig, rental tool and workover assets, increasing our accommodation units, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities.

    Cash was provided by operations during the six months ended June 30, 2003 and 2002 in the amounts of $21.0 million and $56.5 million, respectively. Cash provided by operations in 2003 was generated by our net income plus depreciation and amortization which was partially offset by higher working capital invested, primarily in our tubular services inventory.

    Cash was used in investing activities in the amount of $15.3 million during the six months ended June 30, 2003 primarily for capital expenditures. Capital expenditures totaled $15.4 million and $9.9 million during the six months ended June 30, 2003 and 2002, respectively. Capital expenditures in 2003 consisted principally of purchases of assets for our well site services businesses and for expansion of our offshore products manufacturing capacity. We currently expect to spend a total of approximately $44.3 million during 2003 to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

    Net cash of $3.8 million was used in financing activities during the six months ended June 30, 2003, primarily as a result of debt repayments.

    As of June 30, 2003, we had $120.0 million outstanding under our primary bank credit facility and an additional $10.8 million of outstanding letters of credit, leaving $36.9 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the UK that had a balance of $1.0 million at June 30, 2003. Our total debt represented 23.6% of our total capitalization at June 30, 2003.

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

TAX MATTERS

    For the year ended December 31, 2002, we had deferred tax assets, net of deferred tax liabilities, of approximately $5.2 million for federal income tax purposes before application of valuation allowances. After the application of valuation allowances, we had a net deferred tax liability of $14.5 million. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $76 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. A portion of our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of ownership that occurred during 1995. In 2003, approximately $39 million of NOLs are available for use if sufficient income is generated. However, a successive change in ownership was triggered in 2003 pursuant to Section 382 upon the completion of a secondary offering of stock by two major shareholders. As a result, the amount of NOLs available for use in 2003 were reduced to approximately $26 million. This change increases our cash taxes payable. See Note 10 to our Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

    We currently estimate that our 2003 effective tax rate will approximate 28%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations.

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

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation did not impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

    As of June 30, 2003, we had floating rate obligations totaling approximately $121.0 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2003 levels, our consolidated interest expense would increase by a total of approximately $1.2 million annually.

    Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of June 30, 2003, we had foreign currency forward purchase option contracts totaling $15.0 million, which hedged receivables and expected cash flows in our UK operations. We have incurred no material gains or losses from foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 13, 2003
(1) to elect two Class I members of the Board of Directors to serve for three-year terms and (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2003.

         The two Class I directors who were so elected were Gary L. Rosenthal and Andrew L. Waite. The number of affirmative votes and the number of votes withheld for the directors so elected were:

            NAMES                          NUMBER OF AFFIRMATIVE VOTES                   NUMBER WITHHELD
            -----                          ---------------------------                   ---------------
Gary L. Rosenthal                                    44,087,049                               254,427
Andrew L. Waite                                      44,214,530                               126,946

         The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were as follows:

      NUMBER OF AFFIRMATIVE VOTES              NUMBER OF NEGATIVE VOTES                      ABSTENTIONS
      ---------------------------              ------------------------                      -----------
              44,242,400                                95,192                                  3,884

ITEM 5. OTHER INFORMATION

         The following disclosure is being provided in accordance with the Securities and Exchange Commission's filing guidance regarding the provision of notice of certain information relating to a pension fund blackout period pursuant to new Item 11 of Form 8-K.

         Our insider trading policy generally prohibits all of our directors, officers and employees from trading in our securities during the period beginning on the last day of a fiscal quarter and ending 24 hours after the release of our earnings announcement for that fiscal quarter. As a result, there was a general prohibition on trading in our securities by all of our directors, officers and employees from June 30, 2003 until July 30, 2003 in connection with our quarterly earnings announcement for the quarter ended June 30, 2003. As a consequence of this general prohibition, there was also a "blackout period" (as defined in Regulation BTR promulgated under the Securities Exchange Act of 1934) with respect to our Deferred Compensation Plan during the same period, during which the participants in the plan were prohibited from investing new deferrals in our common stock investment option under the plan and from transferring or reallocating prior deferrals from or to our common stock investment option.

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

       31.1*       --  Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002.

       31.2*       --  Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002.

       32.1*       --  Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.

       32.2*       --  Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.

----------

*  Filed herewith

** Management contracts or compensatory plans or arrangements.

(b) REPORTS ON FORM 8-K.

    (1) Form 8-K dated July 29, 2003 - Item 12. Results of Operations and Financial Condition (Quarter ended June 30, 2003 Earnings Press Release).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OIL STATES INTERNATIONAL, INC.

       Date: August 12, 2003      By            /s/ CINDY B. TAYLOR
             ---------------        --------------------------------------------
                                                    Cindy B. Taylor
                                  Senior Vice President, Chief Financial Officer
                                    and Treasurer (Principal Financial Officer)



       Date: August 12, 2003      By        /s/ ROBERT W. HAMPTON
             ---------------        --------------------------------------------
                                                Robert W. Hampton
                                  Vice President -- Finance and Accounting and
                                    Secretary (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

    31.1*       --     Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to 15 U.S.C. Section 7241,
                       as adopted pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002.

    31.2*       --     Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to 15 U.S.C. Section 7241,
                       as adopted pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002.

    32.1*       --     Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.

    32.2*       --     Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to 18 U.S.C. Section 1350,
                       as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002.

----------

*  Filed herewith