Form 10-Q
period 2003-09-30
OIL STATES INTERNATIONAL INC
filed 2003-11-12
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _________________


                         Commission file number 1-16337

                         OIL STATES INTERNATIONAL, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)


                   Delaware                                    76-0476605
                   --------                                    ----------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)


Three Allen Center, 333 Clay Street, Suite 3460,                  77002
           Houston, Texas                                       (Zip Code)
----------------------------------------
(Address of principal executive offices)

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

                                YES [X]      NO [ ]


     The Registrant had 48,654,883 shares of common stock outstanding as of October 31, 2003.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
                         Part I -- FINANCIAL INFORMATION
Item 1.    Financial Statements:

           Condensed Consolidated Financial Statements
            Unaudited Consolidated Statements of Income for the Three and
            Nine Months Ended September 30, 2003 and 2002                                                        3
           Consolidated Balance Sheets - September 30, 2003 (unaudited) and
           December 31, 2002                                                                                     4
           Unaudited Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2003 and 2002                                                                    5
           Notes to Unaudited Condensed Consolidated Financial Statements                                   6 - 10

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                          11 - 18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           18

Item 4.    Controls and Procedures                                                                              18


                          Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                    19

Item 2.    Changes in Securities and Use of Proceeds                                                            19

Item 3.    Default Upon Senior Securities                                                                       19

Item 4.    Submission of Matters to a Vote of Security Holders                                                  19

Item 5.    Other Information                                                                                    19

Item 6.    Exhibits and Reports on Form 8-K                                                                     20

           (a) Index of Exhibits                                                                           20 - 21

           (b) Report on Form 8-K                                                                               22

           Signature Page and Certifications                                                               23 - 29

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      ------------------         -----------------
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                      --------------------    ----------------------
                                                       2003         2002        2003         2002
                                                     --------     --------    ---------    ---------
Revenues............................................ $177,170     $154,595    $ 526,310    $ 456,033

Costs and expenses:
  Cost of sales.....................................  139,355      121,756      411,653      363,599
  Selling, general and administrative expenses......   14,306       12,697       42,037       36,888
  Depreciation and amortization expense.............    6,978        5,942       20,347       16,871
  Other operating expense (income)..................     (162)          46            3          (69)
                                                     --------     --------    ---------    ---------
                                                      160,477      140,441      474,040      417,289
                                                     --------     --------    ---------    ---------
Operating income....................................   16,693       14,154       52,270       38,744

Interest income.....................................      157          143          319          354
Interest expense....................................   (1,654)      (1,158)      (5,020)      (3,172)
Other income .......................................      248           30          509          354
                                                     --------     --------    ---------    ---------
Income before income taxes..........................   15,444       13,169       48,078       36,280
Income tax expense..................................   (4,110)      (2,981)     (13,221)      (8,065)
                                                     --------     --------    ---------    ---------
Net income.......................................... $ 11,334     $ 10,188    $  34,857    $  28,215
                                                     ========     ========    =========    =========
Earnings per share:
  Basic............................................. $    .23     $    .21    $     .72    $     .58
  Diluted........................................... $    .23     $    .21    $     .71    $     .58

Weighted average number of common shares outstanding:
  Basic.............................................   48,554       48,297       48,515       48,260
  Diluted...........................................   49,212       48,934       49,155       48,827



                The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                        ASSETS                          2003              2002
                                                                    ------------      ------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents...............................          $     15,001      $     11,118
  Accounts receivable, net................................               135,462           116,875
  Inventories, net........................................               132,584           118,338
  Prepaid expenses and other current assets...............                 6,958             9,475
                                                                    ------------      ------------
    Total current assets..................................               290,005           255,806

  Property, plant, and equipment, net.....................               179,704           167,146
  Goodwill, net...........................................               217,525           213,051
  Other noncurrent assets.................................                 8,838             8,213
                                                                    ------------      ------------
    Total assets..........................................          $    696,072      $    644,216
                                                                    ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities................          $     92,263      $     84,049
  Income taxes............................................                 5,700             1,229
  Current portion of long-term debt.......................                   841               913
  Deferred revenue........................................                 7,885             8,949
  Other current liabilities...............................                   841             1,402
                                                                    ------------      ------------
    Total current liabilities............................                107,530            96,542

  Long-term debt..........................................               126,369           133,292
  Deferred income taxes...................................                19,859            18,303
  Postretirement healthcare benefits......................                 2,739             5,280
  Other liabilities.......................................                 4,393             3,220
                                                                    ------------      ------------
    Total liabilities....................................                260,890           256,637

Stockholders' equity:
  Common stock............................................                   486               485
  Additional paid-in capital..............................               328,605           327,801
  Retained earnings.......................................                99,243            64,386
  Accumulated other comprehensive income (loss)...........                 7,189            (4,921)
  Treasury stock..........................................                  (341)             (172)
                                                                    ------------      ------------
    Total stockholders' equity...........................                435,182           387,579
                                                                    ------------      ------------
    Total liabilities and stockholders' equity...........           $    696,072      $    644,216
                                                                    ============      ============


                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                        2003                2002
                                                                     -----------         ----------
Cash flows from operating activities:
  Net income....................................................     $   34,857          $   28,215
  Adjustments to reconcile net income to net cash from
    operating activities:
  Provision for loss on accounts receivable.....................            498                 163
  Depreciation and amortization.................................         20,347              16,871
  Deferred income tax provision (benefit).......................             67              (1,102)
  Other, net....................................................          1,000               1,155
  Changes in working capital....................................        (17,145)             16,652
                                                                     ----------          ----------
    Net cash flows provided by operating activities.............         39,624              61,954

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..............         (2,743)            (64,886)
  Capital expenditures..........................................        (26,791)            (16,282)
  Proceeds from sale of equipment...............................            987                 887
  Other, net....................................................            (26)                 64
                                                                     ----------          ----------
    Net cash flows used in investing activities.................        (28,573)            (80,217)

Cash flows from financing activities:
  Revolving credit borrowings (repayments)......................         (6,157)              27,356
  Debt repayments...............................................           (730)             (3,953)
  Issuance of common stock......................................            790                 461
  Other, net....................................................           (488)               (594)
                                                                     ----------          ----------
    Net cash flows provided by (used in) financing activities...         (6,585)             23,270

Effect of exchange rate changes on cash.........................            (76)               (477)
                                                                     ----------          ----------
Net increase in cash and cash equivalents from continuing
  operations                                                              4,390               4,530
Net cash used in discontinued operations........................           (507)               (308)
Cash and cash equivalents, beginning of period..................         11,118               4,982
                                                                     ----------          ----------
Cash and cash equivalents, end of period........................     $   15,001          $    9,204
                                                                     ==========          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

2. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

    Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                        2003            2002
                                                                                      ---------       ---------
       Accounts receivable, net:
         Trade...............................................................         $ 109,581       $ 101,314
         Unbilled revenue....................................................            26,553          14,788
         Other...............................................................             1,403           3,060
         Allowance for doubtful accounts.....................................            (2,075)         (2,287)
                                                                                      ---------       ---------
                                                                                      $ 135,462       $ 116,875
                                                                                      =========       =========

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                        2003            2002
                                                                                      ---------       ---------
       Inventories, net:
         Tubular goods.......................................................         $  73,190       $  60,816
         Other finished goods and purchased products.........................            21,297          22,339
         Work in process.....................................................            28,637          25,678
         Raw materials.......................................................            14,592          14,283
                                                                                      ---------       ---------

         Total inventories...................................................           137,716         123,116
         Inventory reserves..................................................            (5,132)         (4,778)
                                                                                      ---------       ---------
                                                                                      $ 132,584       $ 118,338
                                                                                      =========       =========

                                                                     ESTIMATED       SEPTEMBER 30,   DECEMBER 31,
                                                                  USEFUL LIFE           2003            2002
                                                                  ------------        ---------       ---------
       Property, plant and equipment, net:
         Land....................................................                     $   4,908       $   4,675
         Buildings and leasehold improvements....................  2-40 years            36,662          34,348
         Machinery and equipment.................................  2-20 years           186,715         166,702
         Rental tools............................................  3-10 years            36,614          32,323
         Office furniture and equipment..........................  1-10 years            13,924          12,710
         Vehicles................................................   2-5 years             8,085           6,817
         Construction in progress................................                         7,257           1,791
                                                                                      ---------       ---------

         Total property, plant and equipment.....................                       294,165         259,366
         Less: Accumulated depreciation..........................                      (114,461)        (92,220)
                                                                                      ---------       ---------
                                                                                      $ 179,704       $ 167,146
                                                                                      =========      ==========

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                        2003            2002
                                                                                      ---------       ---------
       Accounts payable and accrued liabilities:
         Trade accounts payable...............................................        $  62,689       $  52,212
         Accrued compensation.................................................            9,790          13,674
         Accrued insurance....................................................            4,347           3,870
         Accrued taxes, other than income taxes...............................            3,069           2,020
         Reserves related to discontinued operations..........................            4,550           5,216
         Other................................................................            7,818           7,057
                                                                                      ---------       ---------
                                                                                      $  92,263       $  84,049
                                                                                      =========       =========

   Changes in the carrying amount of goodwill for the nine month period ended September 30, 2003 are as follows (in thousands):

                                                    OFFSHORE       WELLSITE        TUBULAR
                                                    PRODUCTS       SERVICES        SERVICES       TOTAL
                                                    ---------      ---------    -----------     ----------
    Balance as of January 1, 2003.............      $  71,589      $  91,883    $    49,579     $  213,051

    Goodwill acquired ........................             --          1,200             --          1,200
    Foreign currency translation and other                225          3,049             --          3,274
                                                    ---------      ---------    -----------     ----------
       changes................................

    Balance as of September 30, 2003..........      $  71,814      $  96,132    $    49,579     $  217,525
                                                    =========      =========    ===========     ==========

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

    Financial information by industry segment for each of the three and nine month periods ended September 30, 2003 and 2002 is summarized in the following table (in thousands):

                                              OFFSHORE      WELL SITE       TUBULAR        CORPORATE AND
                                              PRODUCTS       SERVICES       SERVICES        ELIMINATIONS         TOTAL
                                              --------      ---------       --------       -------------      ----------
     Three months ended September 30, 2003
        Revenues from unaffiliated            $ 59,303      $  56,560      $ 61,307           $     --        $  177,170
                                              ========      =========      ========           ========        ==========
     customers...........................
        Depreciation and amortization....        1,854          4,951           161                 12             6,978
                                              ========      =========      ========           ========        ==========
        Operating income (loss)..........        9,063          7,315         1,761            (1,446)            16,693
                                              ========      =========      ========           ========        ==========
        Capital expenditures.............        3,623          7,704             8                 64            11,399
                                              ========      =========      ========           ========        ==========
        Total assets.....................      257,061        287,474       144,253              7,284           696,072
                                              ========      =========      ========           ========        ==========

     Three months ended September 30, 2002
        Revenues from unaffiliated            $ 55,500      $  44,268      $ 54,827           $     --        $  154,595
                                              ========      =========      ========           ========        ==========
     customers...........................
        Depreciation and amortization....        1,548          4,239           143                 12             5,942
                                              ========      =========      ========           ========        ==========
        Operating income (loss)..........        9,376          4,591         1,515            (1,328)            14,154
                                              ========      =========      ========           =======         ==========
        Capital expenditures.............        1,550          4,841            31                 --             6,422
                                              ========      =========      ========           ========        ==========
        Total assets.....................      233,083        245,292       130,626              2,820           611,821
                                              ========      =========      ========           ========        ==========


                                              OFFSHORE      WELL SITE        TUBULAR        CORPORATE AND
                                              PRODUCTS       SERVICES       SERVICES        ELIMINATIONS         TOTAL
                                              --------      ---------       --------       -------------        ---------
     Nine months ended September 30, 2003
       Revenues from unaffiliated             $ 174,050     $ 188,284       $ 163,976           $       --      $ 526,310
                                              =========     =========       =========           ==========      =========
     customers..............................
       Depreciation and amortization........      5,635        14,195             482                   35         20,347
                                              =========     =========       =========           ==========      =========
       Operating income (loss)..............     23,200        29,426           3,951              (4,307)         52,270
                                              =========     =========       =========           ==========      =========
       Capital expenditures.................      8,883        17,664             166                   78         26,791
                                              =========     =========       =========           ==========      =========
       Total assets.........................    257,061       287,474         144,253                7,284        696,072
                                              =========     =========       =========           ==========      =========

     Nine months ended September 30, 2002
       Revenues from unaffiliated customers.  $ 134,727     $ 161,747       $ 159,559           $       --      $ 456,033
                                              =========     =========       =========           ==========      =========
       Depreciation and amortization........      4,237        12,167             432                   35         16,871
                                              =========     =========       =========           ==========      =========
       Operating income (loss)..............     19,504        20,468           2,578              (3,806)         38,744
                                              =========     =========       =========           ==========      =========
       Capital expenditures.................      4,574        11,596             109                    3         16,282
                                              =========     =========       =========           ==========      =========
       Total assets.........................    233,083       245,292         130,626                2,820        611,821
                                              =========     =========       =========           ==========      =========

4. COMPREHENSIVE INCOME

    Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

                            THREE MONTHS NINE MONTHS
                     ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,

                                                   2003         2002          2003           2002
                                                ----------   ----------    ----------     ----------
     Comprehensive income:
        Net income..........................    $   11,334   $  10,188     $   34,857     $   28,215

        Cumulative translation adjustment...           549      (2,115)        11,308          1,140

        Net change due to foreign currency
          cash flow hedge...................           802          --            802             --
                                                ----------   ---------      ---------     ----------
        Total comprehensive income...           $   12,685   $   8,073      $  46,967     $   29,355
                                                ==========   =========      ==========    ==========

5.  STOCK-BASED COMPENSATION

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-- Transition and Disclosure." The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

    The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Stock Option
Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company's Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a ten-year life. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at September 30, 2003 and 2002, would have been as follows (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                         ------------------------     ----------------------
                                                           2003           2002          2003         2002
                                                         ---------      ---------     --------     ---------
   Net income as reported.............................   $  11,334      $  10,188     $ 34,857     $  28,215
   Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related
     tax effects......................................        (982)          (535)      (2,697)       (1,403)
                                                         ---------      ---------     --------     ---------
   Pro forma net income...............................   $  10,352      $   9,653     $ 32,160     $  26,812
                                                         =========      =========     ========     =========
   Net income per share as reported:
     Basic............................................   $     .23      $     .21     $    .72     $     .58
     Diluted..........................................         .23            .21          .71           .58
   Pro forma net income per share as if fair value
     method had been applied to all awards:
     Basic............................................   $     .21      $     .20     $    .66     $     .56
     Diluted..........................................         .21            .20          .65           .55

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

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to "Item 1. Business" including the risk factors discussed therein and the financial statement line item discussions set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K Annual Report for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 13, 2003 and Item 2, which follows.

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

                                                    AVERAGE RIG COUNT FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                              ------------------------------------------------
                                              2002       2001       2000      1999        1998
                                             -----      -----      -----     -----       -----
               US......................        831      1,156        918       624         837
               Canada (1)..............        266        341        345       245         259
                                             -----      -----      -----     -----       -----
                    North America......      1,097      1,497      1,263       869       1,096
                                             =====      =====      =====     =====       =====

                                              AVERAGE RIG COUNT FOR THE          AVERAGE RIG COUNT FOR THE
                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------    -------------------------------
                                                         2003       2002      2003        2002
                                                        -----      -----     -----       -----

              US......................                  1,088        853     1,006         826
              Canada (1)..............                    383        250       360         260
                                                        -----      -----     -----       -----

                   North America......                  1,471      1,103     1,366       1,086
                                                        =====      =====     =====       =====

--------------------
(1) Canadian rig counts typically increase during the peak winter drilling season.

    The average North American rig count in the quarter ended September 30, 2003 increased 368 rigs, or 33.4%, compared to the quarter ended September 30, 2002. This increase in activity drove increased revenues in our well site and tubular services segments. Our results for the third quarter of 2003 also benefited from continued strong deliveries for offshore construction and development projects in our offshore products segment. However, new orders have not kept pace with shipments in the first nine months of 2003. Our backlog was $72.9 million at September 30, 2003 compared to $80.2 million at June 30, 2003 and $100.2 million at December 31, 2002. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend.

    Our tubular services group shipped 69.8 thousand tons in the third quarter of 2003 compared to 60.9 thousand tons in the second quarter of 2003 and 59.2 thousand tons in the third quarter of 2002, reflecting increased rig counts. For the first nine months of 2003, tubular shipments totaled 186.8 thousand tons compared to 170.9 thousand tons in the first nine months of 2002. Tubular services volumes did not increase proportionate with the rig count and gross margin as a percent of revenues was down in the third quarter of 2003 compared to the same period in the prior year because of higher margin international sales in 2002 that did not occur this year and a higher proportion of onshore and relatively shallow wells drilled in the current year which typically utilize less tubulars.

    During the third quarter and first nine months of 2003, the results of operations of our Canadian remote accommodations, catering and building services operations benefited from the strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.72 in the third quarter of 2003 compared to $0.64 in the third quarter of 2002. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.70 in the first nine months of 2003 compared to $0.64 in the first nine months of 2002.

    The third quarter and first nine months of 2003 results also benefited from several acquisitions made in our well site services and offshore products segments that were completed in the third quarter of 2002. The majority of these acquisitions have been integrated with our existing operations and the financial impact on our results of operations is not precisely determinable. Total acquisition costs in the third quarter of 2002 were $71 million.

    Management believes that fundamental oil and gas supply and demand factors will continue to support increased drilling activity in North America over time. However, there can be no assurance that these expectations will be realized.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                -----------------------       ---------------------
                                                   2003            2002         2003            2002
                                                   ----            ----         ----            ----
     Revenues
       Well Site Services........................ $   56.6      $   44.3     $   188.3      $   161.7
       Offshore Products.........................     59.3          55.5         174.0          134.7
       Tubular Services..........................     61.3          54.8         164.0          159.6
                                                  --------      --------     ---------      ---------
            Total...............................  $  177.2      $  154.6     $   526.3      $   456.0
                                                  ========      ========     =========      =========

     Gross Margin
       Well Site Services........................ $   18.0      $   13.8     $    61.2      $    47.3
       Offshore Products.........................     16.2          15.5          43.8           36.3
       Tubular Services..........................      3.6           3.5           9.7            8.8
                                                  --------      --------     ---------      ---------
            Total................................ $   37.8      $   32.8     $   114.7      $    92.4
                                                  ========      ========     =========      =========

     Gross Margin as a Percent of Revenues
       Well Site Services........................     31.8%         31.2%         32.5%          29.3%
       Offshore Products.........................     27.3%         27.9%         25.2%          26.9%
       Tubular Services..........................      5.9%          6.4%          5.9%           5.5%
            Total................................     21.3%         21.2%         21.8%          20.3%

     Operating Income (Loss)
       Well Site Services........................ $    7.3      $    4.6     $    29.4      $    20.4
       Offshore Products.........................      9.1           9.4          23.2           19.5
       Tubular Services..........................      1.7           1.5           4.0            2.6
       Corporate/Other...........................     (1.4)         (1.3)         (4.3)          (3.8)
                                                  --------      --------     ----------     ---------
            Total................................ $   16.7      $   14.2     $    52.3      $    38.7
                                                  ========      ========     =========      =========

    THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

    REVENUES. Revenues increased $22.6 million, or 14.6%, to $177.2 million during the current quarter compared to revenues of $154.6 million during the quarter ended September 30, 2002. Tubular services revenues and tons shipped increased $6.5 million, or 11.9%, and 10,600 tons, or 17.9%, respectively, in the three months ended September 30, 2003 compared to revenues and tons shipped in the three months ended September 30, 2002 due to increased industry drilling which focused on shallow land drilling, a market segment characterized by lower volumes and selling prices per ton of tubular goods, which lowered the Company's overall revenue per ton shipped. In addition, the third quarter of 2002 results included $4.5 million of higher margin international sales which did not occur in the third quarter of 2003. Well site services revenues increased $12.3 million, or 27.8%, and offshore products revenues increased $3.8 million, or 6.8%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in Canada and the United States, favorable Canadian dollar exchange rates and the impact of acquisitions completed in the third quarter of 2002. Offshore products revenues increased as a result of greater activity supporting offshore production facility construction and the impact of acquisitions completed in the third quarter of 2002.

    COST OF SALES. Cost of sales increased by $17.6 million, or 14.4%, to $139.4 million for the quarter ended September 30, 2003 compared to $121.8 million in the quarter ended September 30, 2002. Increased activity in our Canadian remote accommodations and catering business, increased tubular shipments and increased offshore products shipments were the principal reasons for the corresponding increase in cost of sales during the period. Well site services cost of sales increased $8.1 million, or 26.6%, in the third quarter of 2003 compared to the third quarter of 2002. Tubular Services cost of sales increased by $6.4 million, or 12.5%, in the third quarter of 2003 compared to the third quarter of 2002. Offshore Products cost of sales increased by $3.1 million, or 7.8%, in the third quarter 2003 compared to 2002.

    GROSS MARGIN. Our gross margins, which we calculate before a deduction for depreciation expense, increased $5.0 million, or 15.2%, from $32.8 million in the quarter ended September 30, 2002 to $37.8 million in the quarter ended September 30, 2003. Well site services gross margins increased $4.2 million, or 30.4%, to $18.0 million in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $0.4 million, or 16.5%, and $1.3 million, or 32.2%, respectively, during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 as a result of higher utilization of our drilling rigs and contributions from rental tool acquisitions completed last year. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $2.9 million, or 54.2%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 because of increased camp and catering activity in Canada. Offsetting these improvements were our hydraulic workover gross margins which decreased by $0.4 million, or 16.8%, as a result of decreased utilization, especially in the U.S. Gulf of Mexico, West Africa and Venezuela.

    Offshore products gross margins increased $0.7 million, or 4.5%, from $15.5 million in the three months ended September 30, 2002 to $16.2 million in the three months ended September 30, 2003 primarily due to increased revenues from shipments and work in progress.

    Tubular services gross margins increased to $3.6 million, or 5.9% of tubular services revenues, in the three months ended September 30, 2003 compared to $3.5 million, or 6.4% of tubular services revenues, in the three months ended September 30, 2002 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services and more than offset the effect of having no higher margin international sales in the third quarter of 2003.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended September 30, 2003, selling, general and administrative expenses (SG&A) totaled $14.3 million, or 8.1% of revenues, compared to SG&A of $12.7, or 8.2% of revenues, million for the three months ended September 30, 2002. Increased SG&A expense associated with acquisitions completed in the third quarter of 2002 were only partially offset by lower post employment benefit costs caused by the settlement of certain plan liabilities during the current quarter.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.0 million in the third quarter 2003 compared to the third quarter 2002 due primarily to acquisitions of businesses completed in 2002 and capital expenditures made during the fourth quarter 2002 and the first nine months of 2003.

    OPERATING INCOME. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income increased $2.5 million, or 17.6%, to $16.7 million for the three months ended September 30, 2003 from $14.2 million for the quarter ended September 30, 2002. Well site services operating income increased $2.7 million during the period. Offshore products operating income decreased $0.3 million while tubular services operating income increased $0.2 million.

    INTEREST EXPENSE. Interest expense increased $0.5 million, or 42.8%, to $1.7 million for the quarter ended September 30, 2003 compared to $1.2 million for the quarter ended September 30, 2002. Increased interest expense is primarily attributable to higher debt levels resulting from acquisitions completed during the third quarter 2002 and capital expenditures made since the third quarter of 2002.

    INCOME TAX EXPENSE. Income tax expense totaled $4.1 million, or 26.6% of pretax income, during the quarter ended September 30, 2003 compared to $3.0 million, or 22.6% of pretax income, during the quarter ended September 30, 2002. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2003 compared to 2002.

    NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

    REVENUES. Revenues increased $70.3 million, or 15.4%, to $526.3 million during the nine months ended September 30, 2003 compared to revenues of $456.0 million during the nine months ended September 30, 2002. Tubular services revenues increased $4.4 million, or 2.8%, in the nine months ended September 30, 2003 compared to the prior year as a result of greater quantities shipped caused by higher rig counts partially offset by lower international sales and reduced revenue per ton shipped caused by product mix oriented to shallow land drilling. Well site services revenues increased $26.6 million, or 16.5%, and offshore products revenues increased $39.3 million, or 29.2%, during the same period. Well site services revenues increased compared to the prior year primarily due to increased drilling activity in Canada and the United States, favorable Canadian dollar exchange rates and the impact of acquisitions completed in the third quarter of 2002. Offshore products revenues increased as a result of greater activity supporting offshore production facility construction and the impact of acquisitions completed in the third quarter of 2002.

    COST OF SALES. Cost of sales increased by $48.0 million, or 13.2%, to $411.6 million for the nine months ended September 30, 2003 compared to $363.6 million in the nine months ended September 30, 2002. Offshore products cost of sales increased from $98.4 million in the first nine months of 2002 to $130.2 million in the first nine months of 2003, an increase of $31.8 million, or 32.3%. Increased offshore products shipments and in-progress contracts accounted for under the percentage of completion method of accounting were the principal reasons for the corresponding increase in cost of sales during the period. Well site services cost of sales increased $12.7 million, or 11.1%, in the first nine months of 2003 compared to the prior year and tubular services cost of sales increased $3.5 million, or 2.3%, in the first nine months of 2003 compared to the prior year. Both of these segments' increases correlate to increased sales as a result of increased North American rig counts.

    GROSS MARGIN. Our gross margins, which we calculate before a deduction for depreciation expense, increased $22.3 million, or 24.1%, from $92.4 million in the nine months ended September 30, 2002 to $114.7 million in the nine months ended September 30, 2003. Well site services gross margins increased $13.9 million, or 29.4%, to $61.2 million in the nine months ended September 30, 2003. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $2.5 million, or 52.9%, and $4.1 million, or 35.9%, respectively, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as a result of increased capacity and higher utilization of our drilling and rental tool assets. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $6.7 million, or 27.3%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 because of increased camp and catering activity in Canada. Our hydraulic workover gross margins increased by $0.6 million, or 7.7%, as a result of increased activity, especially in the U.S. Gulf of Mexico during the first three months of 2003 and in Algeria in the second and third quarter of this year.

    Offshore products gross margins increased $7.5 million, or 20.7%, from $36.3 million in the nine months ended September 30, 2002 to $43.8 million in the nine months ended September 30, 2003 primarily due to increased revenues from shipments and work in progress. Our offshore products gross margin percentage declined 1.7% and was negatively impacted by a greater percentage of lower-margin fabrication work compared to the prior period and to a loss incurred on a subsea pipeline project. Tubular services gross margins increased to $9.7 million, or 5.9% of tubular services revenues in the nine months ended September 30, 2003 compared to $8.8 million, or 5.5% of tubular services revenues, in the nine months ended September 30, 2002 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services, thereby resulting in margin improvement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the nine months ended September 30, 2003, selling, general and administrative expenses (SG&A) totaled $42.0 million, or 8.0% of revenues, compared to SG&A of $36.9 million, or 8.1% of revenues, for the nine months ended September 30, 2002. Increased SG&A expense associated with acquisitions completed in the third quarter of 2002 were only partially offset by lower post employment benefit costs caused by the settlement of certain plan liabilities during the current year.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.5 million in the first nine months of 2003 compared to the first nine months of 2002 due primarily to acquisitions of businesses completed in 2002 and capital expenditures made during the fourth quarter 2002 and the first nine months of 2003.

    OPERATING INCOME. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income increased $13.6 million, or 35.1%, to $52.3 million for the nine months ended September 30, 2003 from $38.7 million in the nine month period ended September 30, 2002. Well site services operating income increased by $9.0 million, or 44.1%, while offshore products operating income increased by $3.7 million, or 19.0%. Tubular Services operating income was $4.0 million during the nine months ended September 30, 2003 compared to $2.6 million for the nine months ended September 30, 2002, an increase of $1.4 million, or 53.8%.

    INTEREST EXPENSE. Interest expense increased $1.8 million, or 56.3%, to $5.0 million for the nine months ended September 30, 2003 compared to $3.2 million for the nine months ended September 30, 2002. Increased interest expense was primarily attributable to higher debt levels resulting from acquisitions completed during the third quarter of 2002 and capital expenditures made since the third quarter of 2002.

    INCOME TAX EXPENSE. Income tax expense totaled $13.2 million, or 27.5% of pretax income, during the nine months ended September 30, 2003 compared to $8.1 million, or 22.2% of pretax income, during the nine months ended September 30, 2002. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher estimated annual effective tax rate for the year 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing and replacing our drilling rig, rental tool and workover assets, and our accommodation units, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings under our bank facilities.

    Cash was provided by operations during the nine months ended September 30, 2003 and 2002 in the amounts of $39.6 million and $62.0 million, respectively. Cash provided by operations in 2003 was generated by our net income plus depreciation and amortization which was partially offset by higher working capital invested in 2003 compared to 2002, primarily in our tubular services inventory and in our Canadian remote accommodations and catering business. Cash provided by operations in 2002 benefited from a reduced investment in working capital by our tubular services segment associated with the termination of a foreign contract.

    Cash was used in investing activities during the nine months ended September 30, 2003 and 2002 in the amount of $28.6 million and $80.2 million, respectively.

Capital expenditures totaled $26.8 million and $16.3 million during the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures in 2003 consisted principally of purchases of assets for our well site services businesses and for expansion of our offshore products manufacturing capacity. Acquisitions totaled $2.7 million and $64.9 million, respectively, during the nine months ended September 30, 2003 and 2002. We currently expect to spend a total of approximately $45.5 million during 2003 to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

    Net cash of $6.6 million was used in financing activities during the nine months ended September 30, 2003, primarily as a result of debt repayments.

    As of September 30, 2003, we had $116.0 million outstanding under our primary bank credit facility and an additional $12.7 million of outstanding letters of credit, leaving $39.0 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that aggregated $10 million and had a balance of $2.5 million outstanding at September 30, 2003. Our total debt represented 22.6% of our total capitalization at September 30, 2003.

    On October 30, 2003, we entered into, and consummated the closing of, a new credit agreement that replaced the existing bank credit facility and which provides for $225,000,000 of revolving credit. We have an option to increase the maximum borrowings under the Credit Agreement to $250,000,000 prior to its maturity on October 29, 2007. Borrowings under the Credit Agreement will be used to refinance existing bank indebtedness, to fund future acquisitions and for general corporate purposes. In connection with the closing of this new credit agreement subsequent to September 30, 2003, the Company expects to write-off the unamortized balance of debt issue costs associated with the old credit facility totaling $1.5 million in the fourth quarter of 2003.

    The Credit Agreement contains customary financial covenants. Borrowings under the Credit Agreement are secured by a pledge of substantially all the assets of the Company and its subsidiaries, and the Company's obligations under the Credit Agreement are guaranteed by the Company's significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at the Company's election) plus an applicable margin based on the Company's leverage ratio (as defined in the Credit Agreement). The Company must pay a quarterly commitment fee, based on the Company's leverage ratio, on the unused commitments under the Credit Agreement.

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

TAX MATTERS

    For the year ended December 31, 2002, we had deferred tax assets, net of deferred tax liabilities, of approximately $5.2 million for federal income tax purposes before application of valuation allowances. After the application of valuation allowances, we had a net deferred tax liability of $14.5 million. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which totaled approximately $76 million at December 31, 2002. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. A portion of our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of ownership that occurred during 1995. In 2003, approximately $39 million of NOLs are available for use if sufficient income is generated. A successive change in ownership was triggered in 2003 pursuant to Section 382 upon the completion of a secondary offering of stock by two major shareholders. As a result, the amount of NOLs available for use in 2003 were reduced to approximately $26 million. This change increases our cash taxes payable. See Note 10 to our Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

    We currently estimate that our 2003 effective tax rate will approximate 27.5%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted this statement effective January 1, 2003 and it did not have a material impact on our financial statements.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." We adopted this statement effective January 1, 2003 and it did not have a material impact on our financial statements. In connection with the closing of a new credit agreement subsequent to September 30, 2003, the Company expects to write-off the unamortized balance of debt issue costs associated with the old credit facility totaling $1.5 million in the fourth quarter of 2003. Such charge is no longer considered an extraordinary loss in accordance with SFAS No. 4.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation did not impact the Company's consolidated results of operations, financial position or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

    As of September 30, 2003, we had floating rate obligations totaling approximately $118.5 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2003 levels, our consolidated interest expense would increase by a total of approximately $1.2 million annually.

    Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of September 30, 2003, we had foreign currency forward purchase option contracts totaling $15.0 million, which hedged expected cash flows in our UK operations. We have recorded other comprehensive income of $0.8 million in the nine month period ended September 30, 2003 as a result of this contract.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting subsequent to the date we carried out our evaluation of such internal control.

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

       10.8**     --   Executive Agreement between Oil States International,
                       Inc. and Douglas E. Swanson (incorporated by reference to
                       Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

       10.9**     --   Executive Agreement between Oil States International,
                       Inc. and Cindy B. Taylor (incorporated by Reference to
                       Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

       10.10**    --   Form of Executive Agreements between Oil States
                       International, Inc. and Named Executive Officers (Messrs.
                       Hughes and Chaddick) (incorporated by reference to
                       Exhibit 10.10 of the Company's Registration Statement on
                       Form S-1 (File No. 333-43400)).

       10.11**    --   Form of Change of Control Severance Plan for Selected
                       Members of Management (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on
                       Form S-1 (File No. 333-43400)).

       10.12*     --   Credit Agreement, dated as of October 30, 2003, among
                       Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as
                       Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and
                       Canadian Collateral Agent; Hibernia National Bank and
                       Royal Bank of Canada, as Co-Syndication Agents and Bank
                       One, NA and Credit Lyonnais New York Branch, as
                       Co-Documentation Agents.

       10.13A**   --   Restricted Stock Agreement, dated February 8, 2001,
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

       31.1*      --   Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

       31.2*      --   Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

       32.1***    --   Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to, and Rule 13a-14(b) under the Securities Exchange Act of 1934.

       32.2***    --   Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to, and Rule 13a-14(b) under
                       the Securities Exchange Act of 1934.
---------
*   Filed herewith
**  Management contracts or compensatory plans or arrangements
*** Furnished herewith.

(b)      REPORTS ON FORM 8-K.
(1) Form 8-K dated October 28, 2003 - Item 12. Results of Operations and Financial Condition (Quarter ended September 30, 2003 Earnings Press Release)
(2)      Form 8-K dated November 3, 2003 - Item 5.  Other Events (New Credit
         Agreement).

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OIL STATES INTERNATIONAL, INC.

    Date:  November 11, 2003         By  /s/  CINDY B. TAYLOR
           -----------------             --------------------------------------
                                                    Cindy B. Taylor
                                         Senior Vice President, Chief Financial
                                            Officer and Treasurer (Principal
                                                   Financial Officer)


    Date:  November 11, 2003         By  /s/  ROBERT W. HAMPTON
           ------------------            --------------------------------------
                                                  Robert W. Hampton
                                       Vice President -- Finance and Accounting
                                                         and
                                       Secretary (Principal Accounting Officer)

                               INDEX OF EXHIBITS


     EXHIBIT NO.       DESCRIPTION
     -----------       -----------

        3.1       --   Amended and Restated Certificate of Incorporation
                       (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 2000, as filed with the Commission on March
                       30, 2001).

        3.2       --   Amended and Restated Bylaws (incorporated by reference
                       to Exhibit 3.2 to the Company's Annual Report on Form
                       10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

        3.3       --   Certificate of Designations of Special Preferred
                       Voting Stock of Oil States International, Inc.
                       (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 2000, as filed with the Commission on March
                       30, 2001).

        4.1       --   Form of common stock certificate (incorporated by
                       reference to Exhibit 4.1 to the Company's Registration
                       Statement on Form S-1 (File No. 333-43400)).

        4.2       --   Amended and Restated Registration Rights Agreement
                       (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 2000, as filed with the Commission on March
                       30, 2001).

        4.3       --   First Amendment to the Amended and Restated
                       Registration Rights Agreement dated May 17, 2002
                       (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 2002, as filed with the Commission on March
                       13, 2003).

       10.1       --   Combination Agreement dated as of July 31, 2000 by and
                       among Oil States International, Inc., HWC Energy
                       Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger
                       Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration
                       Statement on Form S-1 (File No. 333-43400)).

       10.2       --   Plan of Arrangement of PTI Group Inc. (incorporated by
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

       10.8**     --   Executive Agreement between Oil States International,
                       Inc. and Douglas E. Swanson (incorporated by reference to
                       Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

       10.9**     --   Executive Agreement between Oil States International,
                       Inc. and Cindy B. Taylor (incorporated by Reference to
                       Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

       10.10**    --   Form of Executive Agreements between Oil States
                       International, Inc. and Named Executive Officers (Messrs.
                       Hughes and Chaddick) (incorporated by reference to
                       Exhibit 10.10 of the Company's Registration Statement on
                       Form S-1 (File No. 333-43400)).

       10.11**    --   Form of Change of Control Severance Plan for Selected
                       Members of Management (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on
                       Form S-1 (File No. 333-43400)).

       10.12*     --   Credit Agreement, dated as of October 30, 2003, among
                       Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as
                       Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and
                       Canadian Collateral Agent; Hibernia National Bank and
                       Royal Bank of Canada, as Co-Syndication Agents and Bank
                       One, NA and Credit Lyonnais New York Branch, as
                       Co-Documentation Agents.

       10.13A**   --   Restricted Stock Agreement, dated February 8, 2001,
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

       31.1*      --   Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

       31.2*      --   Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

       32.1***    --   Certification of Chief Executive Officer of Oil States
                       International, Inc. pursuant to, and Rule 13a-14(b) under the Securities Exchange Act of 1934.

       32.2***    --   Certification of Chief Financial Officer of Oil States
                       International, Inc. pursuant to, and Rule 13a-14(b) under
                       the Securities Exchange Act of 1934.
---------
*   Filed herewith
**  Management contracts or compensatory plans or arrangements
*** Furnished herewith.