Form 10-K
period 2003-12-31
OIL STATES INTERNATIONAL INC
filed 2004-03-05
CIK 1121484

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

     Voting common stock (as of June 30, 2003)............    $ 316,768,393

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 27, 2004   Common Stock, par value $.01 per share   49,187,129 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I
  Item 1.    Business.......................................................           2
  Item 2.    Properties.....................................................          18
  Item 3.    Legal Proceedings..............................................          19
  Item 4.    Submission of Matters to a Vote of Security Holders............          19
PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters........................................................          20
  Item 6.    Selected Financial Data........................................          21
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................          23
  Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....          32
  Item 8.    Financial Statements and Supplementary Data....................          32
  Item 9.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure.......................................          32
  Item 9a.   Controls and Procedures........................................          33
PART III
  Item 10.   Directors and Executive Officers of the Registrant.............          33
  Item 11.   Executive Compensation.........................................          33
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.....................          34
  Item 13.   Certain Relationships and Related Transactions.................          34
  Item 14.   Principal Accounting Fees and Services.........................          34
PART IV
  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K............................................................          34
SIGNATURES..................................................................          38
INDEX TO COMBINED, PRO FORMA COMBINED AND CONSOLIDATED FINANCIAL
STATEMENTS..................................................................          39

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

         In 2003, we spent $16.7 million, financed with borrowings under our credit facility, to acquire five businesses. Three of the businesses were rental tool companies acquired for a total consideration of $10.5 million. The acquired rental tool companies conduct operations in South Texas and Louisiana and will be combined with our existing rental tool business within our well site services segment. The remaining two businesses, acquired for aggregate consideration of $6.2 million, were combined with our offshore products segment.

         In January 2004, the Company completed the acquisition of several related rental tool companies. The companies, based in South Texas are leading providers of thru-tubing services and ancillary equipment rentals. These companies have been combined with our rental tool subsidiary, and will report through the well site services segment. The Company paid a total of $34.7 million in cash for the stock of the companies which was funded by the Company's credit facility.

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

         The years 2001 through 2003 were indicative of the cyclical nature of the oilfield service business. For our well site services and tubular services businesses, there was higher activity, as measured by the North American rig count, during the first eight months of 2001 followed by declining activity levels, except for seasonal winter peaks in Canadian activity, through the spring of 2002. The average annual North American rig count declined 27% from 2001 to 2002. During 2003, the average North American rig count was 1,404 and increased by 307 rigs, or 28%, compared to 2002. As of December 31, 2003 the North American rig count was 1,531. See additional rig count information under "Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview" in this Annual Report on Form 10-K. Our offshore products business is more influenced by deepwater development activity and rig construction and repair. Results of operations in this segment of our business has increased throughout the years 2002 and 2003 as we shipped projects from our backlog which had increased in 2001 and 2002.

OFFSHORE PRODUCTS

OVERVIEW

         During the year ended December 31, 2003, we generated approximately 32% of our revenue and 39% of our operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture a number of cost-effective, technologically advanced products for the offshore energy industry. Our products and services are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, deepwater mooring and lifting systems, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England and Singapore that support our offshore products segment.

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

         - elastomer consumable downhole products for onshore drilling and production;

         - metal-elastomeric FlexJoints(R) used in a variety of military, marine and aircraft applications; and

         - drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

         Backlog. Backlog in our offshore products segment was $62.6 million at December 31, 2003, compared to $100.1 million at December 31, 2002 and $72.4 million at December 31, 2001. We expect substantially all our backlog as of December 31, 2003 will be completed in 2004. Our offshore products backlog consists of firm customer purchase orders for which satisfactory credit or financing arrangements exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Although our backlog is an important indicator of future offshore products shipments and revenues, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

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

         Our three largest customers in the offshore products markets in 2003 were ABB Ltd, BP plc and Modec International. None of these customers accounted for greater than 5% of our consolidated revenues during 2003. Our main competitors include ABB Ltd, FMC Technologies, Inc., Energy Cranes International, Ltd. and Rolls-Royce plc.

TUBULAR SERVICES

OVERVIEW

         On February 14, 2001, the Company completed its acquisition of Sooner. Sooner's business is reported as our tubular services segment.

         During the year ended December 31, 2003, we generated approximately 33% of our revenue and 9% of our operating income, before corporate charges, from our tubular services segment. Through this segment, we distribute oil country tubular goods, or OCTG, and provide associated OCTG finishing and logistics services to the oil and gas industry. Oil country tubular goods consist of downhole casing and production tubing. Through our tubular services segment, we:

         -        distribute a broad range of casing and tubing;

         - provide threading, remediation, logistical and inventory services; and

         -        offer e-commerce pricing, ordering and tracking capabilities.

         We serve a customer base ranging from major oil companies to small independents. Through our key relationships with more than 20 domestic and foreign manufacturers and related service providers of OCTG, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants predominantly in the United States. The OCTG distribution market is highly fragmented and competitive, and is predominately focused in the United States.

OCTG MARKET

         Our tubular services segment primarily distributes casing and tubing. Casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations. Casing is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Production tubing, which is used to bring oil and gas to the surface, may be replaced during the life of a producing well.

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

PRODUCTS AND SERVICES

         Tubular Products and Services. We distribute various types of OCTG produced by both domestic and foreign manufacturers to major and independent oil and gas exploration and production companies and other OCTG distributors. We do not manufacture any of the tubular goods that we distribute. As a result, gross margins in this segment are generally lower than those reported by our other segments. We operate our tubular services segment from a total of five offices and facilities located near areas of oil and gas exploration and development activity. We have distribution relationships with most major domestic and international steel mills.

         In this business, inventory management is critical to our success. We maintain on-the-ground inventory in 58 yards located in the United States, giving us the flexibility to fill our customers' orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, that enables us to track our product shipments down to the individual joint of pipe.

         A-Z Terminal. Our A-Z Terminal pipe maintenance and storage facility in Crosby, Texas is equipped to provide a full range of tubular services, giving us strong customer service capabilities. Our A-Z Terminal is on 109 acres, is an ISO 9001-certified facility and has more than 1,400 pipe racks and two double-ended thread lines. We have exclusive use of a permanent third-party inspection center within the facility. The facility also includes indoor chrome storage capability and patented pipe cleaning machines.

         We offer services at our A-Z Terminal facility typically outsourced by other distributors, including the following: threading, inspection, cleaning, cutting, logistics, rig returns, installation of float equipment and non-destructive testing.

         Tubular Products and Services Sales Arrangements. We provide our tubular products and logistics services through a variety of arrangements, including spot market sales and alliances. We provide some of our tubular products and services to independent and major oil and gas companies under alliance arrangements. Although our alliances are generally not as profitable as the spot market and can be cancelled by the customer, they provide us with more stable and predictable revenues and an improved ability to forecast required inventory levels, which allows us to manage our inventory more efficiently.

REGIONS OF OPERATIONS

         Our tubular services segment provides tubular products and services principally to customers in the United States both for land and offshore applications. However, we also sell for export to other countries, including Canada, Venezuela, Ecuador, Algeria, South Africa and Cameroon.

CUSTOMERS, SUPPLIERS AND COMPETITORS

         Our three largest end-user customers in the tubular distribution market in 2003 were El Paso Corporation, Burlington Resources and Conoco Phillips. El Paso Corporation revenues for all of our segments accounted for 6.5% of our consolidated revenues during 2003. Conoco Phillips and Burlington Resources each accounted for less than 5% of our consolidated revenues during 2003. Our three largest suppliers were U.S. Steel Group, Maverick Tube Corporation and Lone Star Technologies. Although we have a leading market share position in tubular services distribution, the market is highly fragmented. Our main competitors in tubular distribution are Total Premier, Red Man Pipe & Supply Co., Inc. and Bourland and Leverich.

WELL SITE SERVICES

OVERVIEW

         During the year ended December 31, 2003, we generated approximately 35% of our revenue and 52% of our operating income, before corporate charges, from our well site services segment. Our well site services segment provides a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle. Our services include workover services, drilling services, rental equipment, work force accommodations, catering and logistics services and modular building construction services. We use our fleet of workover and drilling rigs, rental equipment, work force accommodation facilities and related equipment to service well sites for oil and natural gas companies. Our products and services are used in both onshore and offshore applications through the exploration, development, production and abandonment phases of a well's life. Additionally, our work force accommodations, catering and logistics services are employed in a variety of mining and related natural resource applications as well as forest fire fighting.

WELL SITE SERVICES MARKET

         Demand for our workover and drilling rigs, rental equipment and work force accommodations, catering and logistics services has historically been tied to the level of expenditures by oil and gas producers which is a function of prices they receive for oil and gas. In general, we expect activity levels to continue to be highly correlated to oil and gas expenditures which is a function of many factors that affect well economics.

         Demand for our workover services is impacted significantly by offshore activity both in the United States and international areas. Our hydraulic workover units compete with jackup rigs and conventional workover rigs for shallow water workover projects. Our hydraulic workover units can be operated, at times, at a lower cost than alternatives such as jack-up rigs. Costs to mobilize and set up our hydraulic workover units, for example, are lower than alternative equipment. Some operations on oil and gas wells under pressure situations require the use of a hydraulic workover unit. On the other hand, when activity levels in the oil and gas business decline, our hydraulic units face more competition from larger equipment offered at lower prices which can become more competitive with our equipment.

         Our rental equipment fleet which is predominantly located near the U.S. Gulf of Mexico market, is more production oriented and is dependent to a significant degree on the level of development and workover activities in the U.S. Gulf Coast area and the Gulf of Mexico. We face competition from many smaller companies in our rental equipment business in the U.S. Gulf of Mexico market. The lack of increased drilling in the U.S. Gulf of Mexico has resulted in a lower than anticipated increase in rental tool revenues and profitability in 2003.

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

         A hydraulic workover unit is a specially designed rig used for vertically moving tubulars in and out of a wellbore using hydraulic pressure. This unit is used for servicing wells with no pressure at the surface and also has the ability of working safely on wells under pressure. This feature allows these units to be used for underbalanced drilling and workover and also in well control applications. When the unit is snubbing, it is pushing pipe or tubulars into the well bore against well bore pressures. Because of their small size and ability to work on wells under pressure, hydraulic workover units offer some advantages over larger workover rigs and conventional drilling rigs. However, most wells where we perform workover service are wells with no pressure.

         As of December 31, 2003 we had 28 "stand alone" hydraulic workover units. Of these 28 units, 16 were located in the U.S., five were located in the Middle East, five were located in Venezuela and two were located in West Africa. In addition, we had labor and maintenance contracts on two non-owned hydraulic workover units in Algeria. Typically, our hydraulic workover units are contracted on a short-term dayrate basis. As a result, utilization of our hydraulic workover units varies from period to period. Our utilization rate for hydraulic workover units was 30.7% during 2003 compared to 28.5% in 2002. As of December 31, 2003, nine of our hydraulic workover units were working or under contract. The length of time to complete a job depends on many factors, including the number of wells and the type of workover or pressure control situation involved. Usage of our hydraulic workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate 10 to 12 simultaneous jobs involving our hydraulic workover units.

         Our three largest customers in workover services in 2003 were Sonatrach, Chevron Texaco Corporation and Total Fina Elf. None of these customers accounted for greater than 5% of our consolidated revenues during 2003. Our main competitors in workover services are Halliburton Company, Cudd Pressure Control, Inc. and Superior Energy Services.

         Drilling Services. Our drilling services business is located in Odessa, Texas and Wooster, Ohio and provides drilling services for shallow to medium depths ranging from 2,000 to 10,000 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 17 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 200,000 to 300,000 pounds. We added three of these drilling rigs in 2002, one in December 2003 and one in February 2004. Thirteen of these drilling rigs are located in Odessa, Texas and four are located in Wooster, Ohio. As of December 31, 2003, 15 rigs were working or under contract. Utilization increased from 85.6% in 2002 to 88.4% in 2003.

         We market our drilling services directly to a diverse customer base, consisting of both major and independent oil companies. Our largest customers in drilling services in 2003 included Energen Resources Corporation, Apache

Corporation and Chevron Texaco Corporation. None of these customers accounted for greater than 5% of our consolidated revenues. Our main competitors are Patterson-UTI Energy Inc., Key Energy Services, Inc. and Union Drilling, Inc. The land drilling business is highly fragmented and consists of a small number of large companies and many smaller companies.

         Rental Equipment. Our rental equipment business provides a wide range of products for use in the offshore and onshore oil and gas industry, including:

         -        wireline and coiled tubing pressure control equipment;

         -        pipe recovery systems;

         -        gravel pack operations on well bores; and,

         - surface control equipment and down-hole tools utilized by coiled tubing operators.

         Our rental equipment is used during the exploration, development, production and abandonment stages. As of December 31, 2003, we provided rental equipment at 21 U.S. distribution points in Texas, Louisiana, Oklahoma, Mississippi, New Mexico and Wyoming, an increase of four locations since December 31, 2002. We completed rental tool acquisitions totaling $10.5 million during 2003 and $34.7 million during January 2004. We provide rental equipment on a day rental basis with rates varying depending on the type of equipment and the length of time rented.

         Our three largest customers in rental equipment in 2003 were Schlumberger Well Services, Baker Atlas and BP plc. None of these customers accounted for greater than 5% of our consolidated revenues during 2003.

         Work Force Accommodations, Catering and Logistics and Modular Building Construction. We are a large provider of integrated products and services to support workers in remote locations, including work force accommodation, food services, remote site management services and modular building construction. We provide complete design, manufacture, installation, operation and redeployment logistics services for oil and gas drilling, oil sands mining in the Fort McMurray region of Northern Canada, diamond mining in Northern Canada and other mining ventures throughout the world, pipeline construction, forestry, offshore construction, disaster relief services and support services for military operations on a worldwide basis. Our work force products and service operations are primarily focused in Canada and the Gulf of Mexico although we have activity, currently, in Afghanistan and the Balkans, serving the Canadian peacekeeping forces. During the peak of our operating season, we typically provide these services in over 200 separate locations throughout the world with separate location populations ranging from 20 to 2000 persons.

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

         In 2003 our three largest customers in work force accommodations, catering, logistics and modular building construction were Syncrude Canada Ltd, SNC-Lavalin Group Inc. and Nabors Drilling. None of these customers accounted for greater than 5% of our consolidated revenues during 2003. Our main competitors are Atco Structures Limited, Eurest Deutschland GmbH, Aramark Corporation and Abbyville Offshore Inc.

EMPLOYEES

         As of December 31, 2003, we had approximately 3,900 full-time employees, 35% of whom are in our offshore products segment, 63% of whom are in our well site services segment and 2% of whom are in our tubular services segment. We are party to collective bargaining agreements covering 452 employees located in Canada and the United Kingdom as of December 31, 2003. We believe relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS GENERALLY

DECREASED OIL AND GAS INDUSTRY EXPENDITURE LEVELS WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We depend upon the oil and gas industry and its ability and willingness to make expenditures to explore for, develop and produce oil and gas. If these expenditures decline, our business will suffer. The industry's willingness to explore, develop and produce depends largely upon the availability of attractive drilling prospects and the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

         -        the level of production;

         -        the levels of oil and gas inventories;

         -        the expected cost of developing new reserves;

         -        the cost of producing oil and gas;

         - the availability of attractive oil and gas field prospects which may be affected by governmental actions or environmental activists which may restrict drilling;

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

DISRUPTIONS IN THE POLITICAL AND ECONOMIC CONDITIONS OF THE FOREIGN COUNTRIES IN WHICH WE OPERATE COULD ADVERSELY AFFECT OUR BUSINESS.

         We have operations in various international areas, including parts of Africa, South America and the Middle East. Our operations in these areas increase our exposure to risks of war, terrorist attacks, local economic conditions, political disruption, civil disturbance and governmental policies that may:

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

WE MIGHT BE UNABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN OUR INDUSTRY.

         We sell our products and services in competitive markets. In some of our business segments, we compete with the oil and gas industry's largest oilfield services providers. These companies have greater financial resources than we do. In addition, our business, particularly our tubular services business, may face competition from business-to-business internet auction activities. Our business will be adversely affected to the extent that these providers are successful in reducing purchases of our products and services.

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

IF WE HAVE TO WRITE OFF A SIGNIFICANT AMOUNT OF GOODWILL, OUR EARNINGS WILL BE NEGATIVELY AFFECTED.

         As of December 31, 2003, goodwill represented approximately 31% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards, which were effective January 1, 2002, require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders' equity if circumstances indicate that the carrying amount will not be recoverable. See Note 5 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.

IF WE WERE TO LOSE A SIGNIFICANT SUPPLIER OF OUR TUBULAR GOODS, WE COULD BE ADVERSELY AFFECTED.

         During 2003, we purchased from a single supplier approximately 49% of the tubular goods we distributed and from three suppliers approximately 75% of such tubular goods. We do not have contracts with any of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

RISKS RELATED TO OUR RELATIONSHIP WITH SCF

L.E. SIMMONS, THROUGH SCF, EFFECTIVELY CONTROLS THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE THIS VOTING POWER IN A MANNER ADVERSE TO OUR STOCKHOLDERS.

         SCF-III, L.P. and SCF-IV, L.P., private equity funds that focus on investments in the energy industry (collectively, "SCF"), together hold approximately 40% of the outstanding common stock of our company as of February 27, 2004. L.E. Simmons, the chairman of our board of directors, is the sole owner of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, is in a position to effectively control the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from those of our stockholders, and SCF may vote its common stock in a manner that may adversely affect our stockholders.

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

THE AVAILABILITY OF SHARES OF OUR COMMON STOCK FOR FUTURE SALE COULD DEPRESS OUR STOCK PRICE

    Sales by SCF and other stockholders of a substantial number of shares of our common stock in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities. SCF has sold shares recently and may continue to sell shares in the future.

ITEM 2.  PROPERTIES

    The following table presents information about our principal properties and facilities. Except as indicated below, we own all of these properties or facilities.

                                         APPROXIMATE
                                           SQUARE
           LOCATION                    FOOTAGE/ACREAGE                         DESCRIPTION
----------------------------------     ---------------   -----------------------------------------------------------
United States
  Houston, Texas (lease)..........            3,095      Principal executive offices
  Arlington, Texas................           11,264      Offshore products business office
  Arlington, Texas................           55,853      Offshore products manufacturing facility
  Arlington, Texas (lease)........           63,272      Offshore products manufacturing facility
  Arlington, Texas................           44,780      Elastomer technology center for offshore products
  Arlington, Texas................           60,000      Molding and aerospace facilities for offshore products
  Houston, Texas (lease)..........           25,638      Offshore products business office
  Houston, Texas..................          130,000      Offshore products manufacturing facility
  Houston, Texas (lease)..........           38,260      Offshore products warehouse
  Lampasas, Texas.................           47,500      Molding facility for offshore products
  Tulsa, Oklahoma.................           65,000      Molding facility for offshore products
  Houma, Louisiana................          153,000      Offshore products manufacturing facility and yard
  Houma, Louisiana (lease)                  108,714      Offshore products manufacturing facility and yard
  Crosby, Texas...................        109 acres      Tubular yard
  Belle Chasse, Louisiana.........         11 acres      Accommodations manufacturing facility and yard
                                                         for well site services
  Lafayette, Louisiana (lease)....          9 acres      Accommodations equipment repair yard for well site services
  Houma, Louisiana................           24,000      Well control yard and office for well site services
  Houma, Louisiana................            8,400      Well control office and training for well site services
  Broussard, Louisiana............           19,000      Rental tool warehouse for well site services
  Odessa, Texas...................            7,500      Office and warehouse in support of drilling
                                                         operations for well site services
  Alvin, Texas....................           20,450      Rental tool warehouse for well site services
International

                                         APPROXIMATE
                                           SQUARE
           LOCATION                    FOOTAGE/ACREAGE                         DESCRIPTION
----------------------------------     ---------------   -----------------------------------------------------------
  Aberdeen, Scotland (lease)......           68,400      Offshore products manufacturing facility
  Bathgate, Scotland..............           28,000      Offshore products manufacturing facility
  Barrow, England.................           14,551      Offshore products manufacturing facility
  Singapore, Asia (lease).........           23,600      Offshore products manufacturing facility
  Macae, Brazil (lease)...........           45,702      Offshore products manufacturing facility
  Nisku, Alberta..................       8.58 acres      Accommodations manufacturing facility for well site services
  Edmonton, Alberta...............           31,000      Accommodations office and warehouse for well site services
  Spruce Grove, Alberta...........           15,000      Accommodations facility and equipment yard for well site
                                                         services
  Grande Prairie, Alberta.........      14.69 acres      Accommodations facility and equipment yard for well site
                                                         services
  Peace River, Alberta (lease)....         80 acres      Accommodations equipment yard for well site services

         We have five tubular sales offices and a total of 21 rental tool supply and distribution points in Texas, Louisiana, New Mexico, Mississippi, Oklahoma and Wyoming. Most of these office locations provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

         Our authorized common stock consists of 200,000,000 shares of common stock. There were 49,187,129 shares of common stock outstanding as of February 27, 2004, including 339,965 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of February 27, 2004 was 99. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. There was no public market for our common stock before February 9, 2001. The closing price of our common stock on February 27, 2004 was $13.62 per share.

         The following table sets forth the range of high and low sale prices of the Company's common stock.

                                                                                 SALES PRICE
                                                                             ------------------
                                                                               HIGH      LOW
                                                                             --------  --------
2001:
  First Quarter  (from  February 9, 2001 to March 31, 2001)..........        $  12.50  $   9.00
  Second Quarter.....................................................           15.00      8.95
  Third Quarter......................................................           10.40      5.80
  Fourth Quarter.....................................................            9.95      5.99
2002:
  First Quarter......................................................           11.10      6.90
  Second Quarter.....................................................           11.96      9.80
  Third Quarter......................................................           11.89      8.85
  Fourth Quarter.....................................................           13.50      9.96
2003:
  First Quarter......................................................           13.16     10.43
  Second Quarter.....................................................           13.85      9.95
  Third Quarter......................................................           12.79     10.73
  Fourth Quarter.....................................................           14.84     11.85
2004:
  First Quarter (through February 27, 2004)..........................           16.35     13.03

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

EQUITY COMPENSATION PLANS

         The information relating to the Company's equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and from Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" contained herein.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data on the following pages include selected historical and unaudited pro forma financial information of our company as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                                                                                 2001
                                  2003          2002       2001        2000         1999     ------------      2000        1999
                                ---------     --------   ---------   ---------    --------   CONSOLIDATED    ---------   ---------
                                     CONSOLIDATED                  PRO FORMA (1)             AND COMBINED            COMBINED
                                ----------------------   ---------------------------------   ------------    ---------------------
Statements of Operations
   Data:
   Revenue..................    $ 723,681     $616,848   $ 719,722   $ 595,647    $487,380   $    671,205    $ 304,549   $ 267,110
   Expenses
   Product costs, service
     and other costs .......      573,114      487,053     582,934     482,662     405,652        537,792      217,601     199,865
   Selling, general and
     administrative.........       57,710       51,791      51,157      46,146      43,815         50,024       37,816      33,624
   Depreciation and
     amortization(2)........       27,905       23,312      28,693      26,729      26,306         28,039       21,314      20,275
   Other expense
     (income)...............         (215)         132        (347)        (69)      2,448           (346)         (69)      2,448
                                ----------    --------   ---------   ---------    --------   ------------    ---------   ---------
   Operating income.........       65,167       54,560      57,285      40,179       9,159         55,696       27,887      10,898
                                ---------     --------   ---------   ---------    --------   ------------    ---------   ---------
   Net interest expense.....       (7,541)      (4,394)     (9,178)     (9,260)    (10,943)        (9,458)     (11,504)    (12,496)
   Other income (expense)           1,028          867          87          89        (534)            88           89      (1,297)
                                ---------     --------   ---------   ---------    --------   ------------    ---------   ---------
   Income (loss) before
     income taxes...........       58,654       51,033      48,194      31,008      (2,318)        46,326       16,472      (2,895)
   Income tax (expense)
     benefit(3).............      (14,222)     (11,357)     (2,090)     (4,542)      3,979         (2,054)     (10,776)     (4,654)
                                ----------    --------   ---------   ---------    --------   ------------    ---------   ---------
   Income (loss) from
     continuing operations
     before minority
     interest...............       44,432       39,676      46,104      26,466       1,661         44,272        5,696      (7,549)
   Minority interest........           --           --           4         (30)        (31)        (1,596)      (4,248)        610
                                ---------     --------   ---------   ---------    --------   ------------    ---------   ---------
   Income (loss) from
     continuing operations..    $  44,432     $ 39,676   $  46,108   $  26,436    $  1,630   $     42,676    $   1,448   $  (6,939)
                                =========     ========   =========   =========    ========   ============    =========   =========
   Income (loss) from
     continuing operations
     before extraordinary
     item per common share
     Basic..................    $    0.92     $   0.82   $    0.96   $    0.55    $   0.03   $       0.94    $    0.05   $   (0.30)
                                =========     ========   =========   =========    ========   ============    =========   =========
     Diluted................    $    0.90     $   0.81   $    0.95   $    0.55    $   0.03   $       0.93    $    0.04   $   (0.30)
                                =========     ========   =========   =========    ========   ============    =========   =========
   Average shares outstanding
     Basic...............          48,529       48,286      48,198      48,013      48,156         45,263       24,482      23,053
                                =========     ========   =========   =========    ========   ============    =========   =========
     Diluted................       49,215       48,890      48,619      48,358      48,529         46,045       26,471      23,069
                                =========     ========   =========   =========    ========   ============    =========   =========

                                                                    YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                2001
                                 2003         2002        2001         2000       1999      ------------       2000       1999
                              ---------     --------   ---------     -------     -------    CONSOLIDATED     --------  ----------
                                    CONSOLIDATED                 PRO FORMA (1)              AND COMBINED          COMBINED
                              ----------------------   ---------------------------------    ------------     --------------------
Other Data:
   EBITDA as defined(4)....   $  94,100     $ 78,739   $  86,069     $66,967     $34,900    $     82,227     $ 45,042  $   30,486
   Capital expenditures....      41,261       26,086      29,718                                  29,671       21,383      11,297
   Net cash provided by
     operating activities..      58,703       45,375      60,013                                  54,872       33,937       5,170
   Net cash provided by
     (used in) investing
     activities............     (54,902)     (89,428)    (27,648)                                (22,667)     (22,377)    112,227
   Net cash provided by
     (used in) financing
     activities............       4,319       50,381     (34,005)                                (32,415)         304    (116,122)

                                                                          AT DECEMBER 31,
                                                      ------------------------------------------------------
                                                        2003       2002       2001        2000        1999
                                                      --------   --------   --------    --------    --------
                                                                 CONSOLIDATED                 COMBINED
                                                      ------------------------------    --------------------
Balance Sheet Data:
   Cash and cash equivalents.....................     $ 19,318   $ 11,118   $  4,982    $  4,821    $  3,216
   Net property and equipment....................      194,136    167,146    150,090     143,468     142,242
   Total assets..................................      717,186    644,216    529,883     353,518     355,544
   Long-term debt and capital leases,
     excluding current portion...................      136,246    133,292     73,939     102,614     120,290
   Redeemable preferred stock of
     subsidiaries................................           --         --         --      25,293      25,064
   Total stockholders' equity....................      455,111    387,579    344,197      56,549      58,462

----------

(1) The unaudited pro forma statements of operations and other financial data for 1999, 2000 and 2001 give effect to:

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

(3) Our effective tax rate is affected by our net operating loss carry forwards. Our 2003 effective tax rate for financial reporting purposes was approximately 24%. Although there are a number of factors that could affect it, we currently estimate that our 2004 effective tax rate for financial reporting purposes will be approximately 33%. See "Item
         7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tax Matters" in this Annual Report on Form 10-K.

(4) The term EBITDA as defined consists of net income plus interest, taxes, depreciation and amortization. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. The Company has included EBITDA as defined as a supplemental disclosure because its management believes that EBITDA as defined provides useful information regarding our ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. The Company uses EBITDA as defined to compare and to monitor the performance of its business segments to other comparable public companies and as a benchmark for the award of incentive compensation under our annual incentive compensation plan.

         We believe that net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net income, as derived from our financial information:

                                                                    YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------------
                                                                                            2001
                                      2003      2002       2001      2000      1999     ------------       2000       1999
                                    --------   --------  -------   --------  --------   CONSOLIDATED     --------   --------
                                         CONSOLIDATED            PRO FORMA (1)          AND COMBINED         COMBINED
                                    -------------------  ----------------------------   ------------     -------------------
Net income (loss) from
  continuing operations before
  extraordinary item.............   $ 44,432   $ 39,676  $46,108   $ 26,436  $  1,630   $     42,676     $  1,448   $ (6,939)
Depreciation and
  amortization...................     27,905     23,312   28,693     26,729    26,306         28,039       21,314     20,275
Interest expense, net............      7,541      4,394    9,178      9,260    10,943          9,458       11,504     12,496
Income taxes.....................     14,222     11,357    2,090      4,542    (3,979)         2,054       10,776      4,654
                                    --------   --------  -------   --------  --------   ------------     --------   --------

EBITDA as defined................   $ 94,100   $ 78,739  $86,069   $ 66,967  $ 34,900   $     82,227     $ 45,042   $ 30,486
                                    ========   ========  =======   ========  ========   ============     ========   ========

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

         The determination of impairment on long-lived assets, including goodwill, is conducted when indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

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

OVERVIEW

         We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity and the types of wells being drilled.

         Energy and oilfield service activities are highly cyclical, depending upon crude oil and natural gas pricing, among other things. Beginning in late 1996 and continuing through the early part of 1998, stabilization of oil and gas prices led to increases in drilling activity as well as the refurbishment and new construction of drilling rigs. In the second half of 1998, crude oil prices declined substantially and reached levels below $11 per barrel in early 1999. With this decline in pricing, many of our customers substantially reduced their capital spending and related activities. This industry downturn continued through most of 1999. The price of crude oil and natural gas increased over 1999 levels in 2000 and 2001 due to improved demand for oil, supply reductions by OPEC member countries and reductions in natural gas storage levels. Crude oil and natural gas prices decreased significantly from levels reached in early 2001 by the end of 2001. The economic slowdown in the United States and the rest of the world, moderate weather and the resultant increased inventories of oil and gas, especially in the United States, contributed to those price declines. With those price reductions, our customers responded with decreased drilling activity and spending on exploration and development. In early 2002, oil and gas prices began to increase and they are currently at relatively high historic levels.

         We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

                                               AVERAGE RIG COUNT FOR THE YEAR ENDED
                            RIG COUNT AS OF                 DECEMBER 31,
                              JANUARY 31,      -----------------------------------------
                                 2004           2003    2002     2001     2000      1999
                            ---------------    ----    -----    -----    -----      ----
US......................         1,101         1,032     831    1,156      918       624
Canada..................           554(1)        372     266      341      345       245
                                 -----         -----   -----    -----    -----      ----
  North America.........         1,655         1,404   1,097    1,497    1,263       869
                                 =====         =====   =====    =====    =====      ====

----------

(1) Canadian rig counts typically increase during the peak winter drilling season.

         The rig count in the United States and Canada, as measured by Baker Hughes Incorporated, fell from 1,481 rigs in February 1998 to 559 rigs in April 1999. The downturn in activity in 1998 and 1999 had a material adverse effect on demand for our products and services, and the results of our operations decreased significantly. Our business benefited from the improvement in crude oil and natural gas pricing in 2000 and early 2001 and the resulting increases in the rig count in 2000 and the first half of 2001. During 2002, the U.S. rig count decreased in the first half of the year. The U.S. rig count reached its lowest level since 1999 when it totaled 738 rigs on April 15, 2002. Since then, the U.S. rig count has risen and totaled 1,404 as of December 31, 2003.

         We believe that our offshore products segment lagged the general market recovery in 2000 and 2001 because its sales primarily relate to offshore construction and production facility development which generally occur later in the exploration and development cycle. Worldwide offshore construction and development activity improved in 2002, and backlog in our offshore products segment increased to $100.1 million at December 31, 2002, compared to $72.4 million at December 31, 2001. We reported record results for our offshore product segment in 2002 and 2003 as a result of this increased backlog. Our backlog has decreased to $62.6 million as of December 31, 2003 reflecting decreased activity in support of offshore construction and production facility development. As a result, we expect 2004 activity in the offshore products segment to result in reduced revenues compared to 2003 with smaller projects and lower margin work.

         Throughout 2003, North American oilfield activity levels, as measured by rig counts, increased as exploration and production companies spent additional cash flows resulting from higher oil and gas prices. However, the rig count increase resulted primarily from shallow land drilling activity while the U.S. offshore Gulf of Mexico rig count remained relatively flat in 2003. Our tubular services and well site services businesses results of operations are impacted by activity levels in the U.S. Gulf of Mexico. The lack of increased drilling in the U.S. Gulf of Mexico and other more service-oriented areas, versus the shallow land wells being drilled, has resulted in a lower than anticipated increase in oil service revenue and profitability in 2003. We expect strong Canadian and U.S. land drilling activity to continue in 2004. In addition, contributions from late 2003 and early 2004 acquisitions should favorably impact results of operations in our well site services segment in 2004.

         Management believes that fundamental oil and gas supply and demand factors will lead to increased drilling activity in North America over time. The combination of declining U.S. natural gas production, relatively high cash flow for exploration and production companies, solid demand growth for both oil and natural gas and expected continued OPEC discipline should lead to continued rise in oilfield activity levels. However, there can be no assurance that these expectations will be realized or that increased activity will be in regions that will benefit our business segments. We view the recent increases in oil and natural gas prices and reduction in related supplies as important steps toward increased demand for oilfield service activity.

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

         The financial results of Oil States, HWC and PTI have been combined from the beginning of calendar 2001 until February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method. The combined results of Oil States, HWC and PTI form the basis for the discussion of our results of operations for those periods. The operations of Oil States, HWC and PTI represent two of our business segments, offshore products and well site services. Concurrently with the closing of our initial public offering in February 2001, Oil States acquired Sooner, and the acquisition was accounted for using the purchase method of accounting. The pro forma financial statement for the year ended December 31, 2001 reflects the acquisition of Sooner effective as of January 1, 2001. Following the acquisition of Sooner, we reported under three business segments.

CONSOLIDATED AND PRO FORMA RESULTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                    2003         2002         2001
                                                   -------      -------      -------
                                                       CONSOLIDATED         PROFORMA
                                                   --------------------     --------
Revenues
  Well site services.........................      $ 256.1      $ 209.8     $  239.8
  Offshore products..........................        231.9        190.6        129.3
  Tubular services...........................        235.7        216.4        350.6
                                                   -------      -------     --------
   Total.....................................      $ 723.7      $ 616.8     $  719.7
                                                   =======      =======     ========
Gross Margin
  Well site services.........................      $  80.9      $  63.1     $   86.2
  Offshore products..........................         56.0         52.9         29.5
  Tubular services...........................         13.7         13.8         22.1
  Corporate/other............................           --           --         (1.0)
                                                   -------      -------     --------
   Total.....................................      $ 150.6      $ 129.8     $  136.8
                                                   =======      =======     ========
Gross margin as a percent of revenues
  Well site services.........................         31.6%        30.1%        35.9%
  Offshore products..........................         24.1%        27.8%        22.8%
  Tubular services...........................          5.8%         6.4%         6.3%
   Total.....................................         20.8%        21.0%        19.0%
Operating income (loss)
  Well site services.........................      $  37.2      $  27.4     $   47.4
  Offshore products..........................         27.9         27.3          6.6
  Tubular services...........................          6.0          5.4         12.5
  Corporate/other............................         (5.9)        (5.5)        (9.2)
                                                   -------      -------     --------
   Total.....................................      $  65.2      $  54.6     $   57.3
                                                   =======      =======     ========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Revenues. Revenues increased $106.9 million, or 17.3%, to $723.7 million during the year ended December 31, 2003 compared to revenues of $616.8 million during the year ended December 31, 2002. Well site services revenues increased $46.3 million, or 22.1%, and offshore products revenues increased $41.3 million, or 21.7%, during the same period. Well site services revenues increased compared to the prior year primarily due to increased drilling activity in Canada and the United States, favorable Canadian dollar exchange rates, which strengthened compared to the U.S. dollar in 2003 compared to 2002 resulting in an increase of approximately $14.0 million, and the impact of acquisitions completed in the third quarter of 2002. Canadian expenses were also impacted by exchange rate movements in 2003 compared to 2002 and offset some of these revenue gains. Offshore products revenues increased primarily as a result of greater activity supporting offshore production facility construction, primarily in the U.S. Gulf of Mexico, and the impact of acquisitions completed in the third quarter of 2002. Tubular services revenues increased $19.3 million, or 8.9%, in the year ended December 31, 2003 compared to the prior year. This revenue increase resulted from greater quantities shipped caused by higher rig counts partially offset by lower international sales and reduced revenue per ton shipped caused by product mix oriented to shallow land drilling.

         Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $20.8 million, or 16.0%, from $129.8 million in the year ended December 31, 2002 to $150.6 million in the year ended December 31, 2003.

         Well site services gross margins increased $17.8 million, or 28.2%, to $80.9 million in the year ended December 31, 2003. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $4.0 million, or 61.9%, and $3.0 million, or 16.2%, respectively, during the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily as a result of rigs added to the fleet and the rental tool acquisitions completed. Also in the well site services segment, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $11.1 million, or 37.5%, during the year ended December 31, 2003 compared to the year ended December 31, 2002 because of increased camp and catering activity in Canada and work supporting the Canadian military in Afghanistan and Bosnia. Our hydraulic workover gross margins decreased by $0.3 million, or 2.3%, as a result of decreased activity in Venezuela and a reclassification of certain field expenses, formerly classified as selling, general and administrative expenses, to operating expense. These decreases were almost fully offset by increased gross margin from work in Algeria, which commenced in late 2002. Gross margin as a percent of revenues in well site services increased from 30.1% in 2002 to 31.6% in 2003 primarily because of more profitable accommodations operations caused by higher activity levels.

         Offshore products gross margins increased $3.1 million, or 5.9%, from $52.9 million in the year ended December 31, 2002 to $56.0 million during 2003 primarily due to increased revenues from shipments and work in progress. Our offshore products gross margin percentage declined by 3.7% due primarily to a greater percentage of lower-margin fabrication work compared to the prior period and to certain project losses incurred in our subsea pipeline operations and to reduced margins in our winch and crane businesses. Tubular services gross margins decreased to $13.7 million, or 5.8% of tubular services revenues in the year ended December 31, 2003 compared to $13.8 million, or 6.4% of tubular services revenues, in the year ended December 31, 2002 as a result of higher margin sales during 2002, especially in the fourth quarter, and foreign sales, which occurred primarily in the first half of 2002, and did not reoccur in 2003.

         Selling, General and Administrative Expenses. During the year ended December 31, 2003, selling, general and administrative expenses (SG&A) totaled $57.7 million, or 8.0% of revenues, compared to SG&A of $51.8 million, or 8.4% of revenues, for the year ended December 31, 2002. Increased SG&A expense primarily resulted from acquisitions completed in the third quarter of 2002. This increase was only partially offset by lower post employment benefit costs caused by the settlement of certain plan liabilities during the current year as explained in Footnote 7 to the Consolidated and Combined Financial Statements contained in this Annual Report on Form 10-K.

         Depreciation and Amortization. Depreciation and amortization expense increased $4.6 million in 2003 compared to 2002 due primarily to acquisitions of businesses completed in 2002 and capital expenditures made in 2002 and 2003.

         Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses and (iii) depreciation and amortization expense plus other operating income. Our operating income increased $10.6 million, or 19.4%, to $65.2 million for the year ended December 31, 2003 from $54.6 million during 2002. Well site services operating income increased by $9.8 million, or 35.8%, while offshore products operating income increased by $0.6 million, or 2.2%. Tubular Services operating income was $6.0 million during the year ended December 31, 2003 compared to $5.4 million for the year ended December 31, 2002, an increase of $0.6 million, or 11.1%. Corporate and other charges increased by $0.4 million in 2003 compared to 2002.

         Interest Expense. Interest expense increased $3.0 million, or 61.2%, to $7.9 million for the year ended December 31, 2003 compared to $4.9 million for the year ended December 31, 2002. Increased interest expense was attributable to higher debt levels resulting from acquisitions completed during the third quarter of 2002, capital expenditures made during 2002 and 2003 and the write-off of $1.2 million, after taxes, of unamortized debt issue costs in the fourth quarter of 2003 upon the closing of a new bank credit agreement.

         Income Tax Expense. Income tax expense totaled $14.2 million, or 24.2% of pretax income, during the year ended December 31, 2003 compared to $11.4 million, or 22.3% of pretax income, during the year ended December

31, 2002. Decreased amounts of net operating loss carryforwards available to offset currently taxable income has resulted in a higher annual effective tax rate for the year 2003 compared to 2002.

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

         Gross Margins. Our gross margins, which we calculate before a deduction for depreciation and amortization expense, decreased $7.0 million, or 5.1%, to $129.8 million in the year 2002 compared to the year 2001. Our gross margin as a percent of revenue improved from 19.0% in the year 2001 to 21.0% in 2002 due to a more favorable mix of our revenues consisting of higher margin offshore products and well site services activities with less of our 2002 revenues consisting of tubular sales. Our offshore products' gross margins increased $23.4 million, or 79.3%, in the year 2002 compared to the year 2001 and our gross margin percentage increased to 27.8% in the year 2002 compared to 22.8% in the year 2001 as higher volumes of product shipments lead to increased operating efficiencies in the year 2002. Our well site services gross margins decreased $23.1 million, or 26.8%, to $63.1 million in the year 2002 compared to the year 2001. The gross margin percentage for well site services declined to 30.1% in the year 2002 compared to 35.9% in 2001. Within our well site services segment, our land drilling business gross margins decreased $5.1 million, or 44.7%, to $6.3 million in 2002 compared to total gross margin of $11.4 million in 2001 because of decreased drilling activity and lower prices obtained for drilling services; our rental tool business reported 2002 gross margins totaling $18.4 million, or 51.5% of revenue, compared to 2001 gross margins totaling $18.9 million, or 52.5% of revenue in 2001 as we saw increased price competition for rental tools which offset the positive effect of our 2002 rental tool business acquisitions; our workover services gross margins in the year 2002 totaled $8.7 million, or 30.3% of revenues, compared to 2001 gross margins of $13.4 million, or 36.1% of revenues, as decreased U.S. Gulf of Mexico margins and activity more than offset the positive effect of higher international activity; and our work force accommodations, catering and logistics services and modular building construction services businesses gross margin decreased in 2002 to $29.6 million, or 25.2% of revenue, compared to $42.4 million, or 31.2% of revenue, in the previous year because of the impact of lower drilling activity in 2002 in Canada and the U.S. Gulf of Mexico and because a greater percentage of revenues resulted from relatively low margin construction activity. Our tubular services margins in the year 2002 totaled $13.8 million, a decrease of $8.3 million, or 37.6%, compared to the year 2001. While tubular services gross margins were approximately the same in each of the last two years, the volume of tubular products shipped in 2002 decreased by approximately 29% compared to 2001.

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

         Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) SG&A, and (iii) depreciation and amortization expense plus other operating income. Our operating income decreased $2.7 million, or 4.7%, to $54.6 million for 2002 from $57.3 million in 2001. Operating income from our well site services segment decreased $20.0 million from $47.4 million for 2001 to $27.4 million for 2002. Operating income for our offshore products segment increased $20.7 million to $27.3 million for 2002 compared to $6.6 million in 2001. Operating income in our tubular services segment decreased $7.1 million from $12.5 million in 2001 to $5.4 million in 2002. Corporate/other operating loss improved from a loss of $9.2 million in 2001 to a loss of $5.5 million in 2002 primarily because of the discontinuance of goodwill amortization in 2002.

         Net Interest Expense. Net interest expense totaled $4.4 million in the year 2002, a decrease of $5.1 million, or 53.6%, compared to net interest expense of $9.5 million in 2001. Both interest rates and average debt balances were lower during 2002 when compared to 2001. Additionally, a total of $0.8 million of unamortized debt issue costs were expensed in 2001 upon the execution of a new credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing and replacing our drilling rig, rental tool and workover assets and our accommodation units, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings under our bank facilities.

         Cash was provided by operations during the years ended December 31, 2003 and 2002 in the amounts of $58.7 million and $45.4 million, respectively. Cash provided by operations in 2003 was generated by our net income plus depreciation and amortization which was partially offset by working capital invested in 2003 in our offshore products and tubular services businesses.

         Cash was used in investing activities during the years ended December 31, 2003 and 2002 in the amounts of $54.9 million and $89.4 million, respectively. Capital expenditures totaled $41.3 million and $26.1 million during the years ended December 31, 2003 and 2002, respectively. Capital expenditures in 2003 and 2002 consisted principally of purchases of assets for our well site services businesses and for expansion of our offshore products manufacturing capacity. We completed acquisitions for cash consideration totaling $16.3 million and $64.8 million, respectively, during the years ended December 31, 2003 and 2002. We currently expect to spend a total of approximately $35.0 million during 2004 to upgrade our equipment and facilities and expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities. In January 2004, the Company completed the acquisition of several related rental tool companies for cash consideration of $34.7 million. This acquisition was funded by the Company's revolving credit facility. See Note 18 to the Consolidated and Combined financial statements contained in this Annual Report on Form 10K.

         Net cash of $4.3 million was provided from financing activities during the year ended December 31, 2003, primarily as a result of revolving credit borrowings and proceeds from stock option exercises.

         As of December 31, 2003, we had $128.7 million outstanding under our primary bank credit facility and an additional $10.3 million of outstanding letters of credit, leaving $86.0 million available to be drawn under the facility. Our total debt represented 23.2% of our total capitalization at December 31, 2003.

         The following summarizes our debt and lease obligations at December 31, 2003 (in thousands):

                                                   DUE IN LESS     DUE IN      DUE IN       DUE AFTER
         DECEMBER 31, 2003               TOTAL     THAN 1 YEAR    1-3 YEARS  3 - 5 YEARS     5 YEARS
         -----------------             ---------   ------------   ---------  -----------    ---------
Debt and lease obligations:
Long-term debt,  including  capital
  leases.............................  $ 137,119   $        873   $  3,954   $   130,338    $   1,954
Non-cancelable operating leases......     11,607          3,769      3,960         1,200        2,678
                                       ---------   ------------   --------    ----------    ---------
Total contractual cash obligations...  $ 148,726   $      4,642   $  7,914   $   131,538    $   4,632
                                       =========   ============   ========   ===========    =========

         Our debt obligations at December 31, 2003 are included in our consolidated balance sheet, which is a part of our consolidated financial statements included in this Annual Report on Form 10-K. We have not entered into any material leases subsequent to December 31, 2003. We do not have any off balance sheet arrangements.

         In October 2003, we entered into a new $225 million senior secured revolving credit facility with a group of banks. Up to $45.0 million of commitments under the credit facility are available in the form of loans denominated in Canadian dollars and may be made to our principal Canadian operating subsidiaries. This credit facility replaced the existing facility and matures on October 30, 2007, unless extended for an additional one year period with the consent of the lenders. The Company has the option to expand the facility to $250 million. Amounts borrowed under this facility bear interest, at our election, at either:

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

         We pay commitment fees ranging from 0.375% to 0.5% per year on the undrawn portion of the facility, depending upon our leverage ratio. Our weighted average interest rate on the Company's outstanding borrowings under this facility at December 31, 2003 was 3.6%.

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

         In addition, our credit facility requires us to maintain:

         - a ratio of EBITDA, less maintenance capital expenditures, to interest expense and certain current maturities of debt of not less than 2.5 to 1.0;

         - a level of consolidated net worth of not less than $370 million, plus 50% of each quarter's consolidated net income (but not loss) and 75% of equity offerings;

         -        a maximum ratio of total debt to EBITDA of not greater than
                  3.0 to 1.0.

         Under our credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

         We had an aggregate of approximately $8.4 million of subordinated debt and capital leases outstanding at December 31, 2003. The subordinated debt will become due and payable at various times through September 2007. See Note 6 to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K.

         We believe that cash from operations and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make significant acquisitions, individually or in the aggregate, we may need to raise additional capital. However, there is no assurance that we will be able to raise additional funds or be able to raise such funds on favorable terms.

TAX MATTERS

         For the year ended December 31, 2003, we had deferred tax liabilities, net of deferred tax assets, of approximately $4.3 million for federal income tax purposes before application of valuation allowances. Our primary deferred tax assets are net operating loss carry forwards, or NOLs, which total approximately $63 million. A valuation allowance is currently provided against the majority of our NOLs. The NOLs expire over a period through 2020. Our NOLs are currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. In 2004, approximately $31 million of NOLs are available for use if sufficient income is generated. A successive change in control was triggered in 2003 pursuant to Section 382; however it did not significantly lessen the amount of NOLs available.

         Our 2003 effective tax rate was approximately 24%. This low effective tax rate was due to the partial utilization of net operating losses which benefited the consolidated group after the Combination. During 2003, we paid cash taxes of $12.9 million.

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

         We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the nonamortization provisions of the Statements resulted in an increase in net income of approximately $8.0 million ($.16 per diluted share) for year 2002. We have performed the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2002 and 2003 and there was no impairment of assets indicated.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We were required to adopt this Statement effective January 1, 2003, and it did not have an impact on our consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We were required to adopt this Statement effective January 1, 2002, and it did not have an impact on our consolidated financial statements.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." We adopted this statement in 2003, and as a result, classified as interest expense a $1.2 million non-cash write-off, after taxes, of unamortized debt issue costs resulting from a new financing completed in October 2003. We reclassified $0.8 million of losses incurred in 2001 on debt restructuring, formerly classified as an extraordinary loss, to interest expense.

         We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure," issued in December 2002, effective with our December 31, 2002 consolidated and combined financial statements and related footnotes.

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities:
1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Implementation of FIN 46 did not affect the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates.

         As of December 31, 2003, we had floating rate obligations totaling approximately $128.7 million for amounts borrowed under our revolving credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2003 levels, our consolidated interest expense would increase by a total of approximately $1.3 million annually.

         Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. As of December 31, 2003, we had a foreign currency forward purchase option contract totaling $5.0 million which served as a cash flow hedge for our UK operations. We have incurred no material gains or losses from foreign currency hedging activities.

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

ITEM 9A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2003 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the three-months ended December 31, 2003 we have made no changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting.

         Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (1) Information concerning directors, including the Company's audit committee financial expert, appears in the Company's Definitive Proxy Statement, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.

         (2) Information with respect to executive officers appears in the Company's Definitive Proxy Statement, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.

         (3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company's Definitive Proxy Statement, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.

         The Company has adopted the Corporate Code of Business Conduct and Ethics, a code of ethics with which every director and employee of the Company is expected to comply. The Corporate Code of Business Conduct and Ethics is publicly available on the Company's website under Investors Relations at www.oilstatesintl.com and is available in print to any stockholder who requests it. If any substantive amendments are made to the Corporate Code of Business Conduct and Ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the Company's Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer or Controller, the Company will disclose the nature of such amendment or waiver on the Company's website or in a report on Form 8-K.

         The Company has also adopted Corporate Governance Guidelines, a set of guidelines by which the Company and its officers and directors are expected to govern the affairs of the Company. The Corporate Governance Guidelines, as well as the charter of the Company's audit, compensation and nominating and corporate governance committees, are available on the Company's website and in print to any stockholder who requests them. This website address is intended to be an inactive, textual reference only. None of the material on this website is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below provides information relating to our equity compensation plans as of December 31, 2003:

                                                                                 NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE   EXERCISE PRICE OF        COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
      PLAN CATEGORY              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   REFLECTED IN FIRST COLUMN)
-------------------------      -----------------------  --------------------  -------------------------
Equity compensation plans
  approved by security
  holders..................           2,680,743               $ 9.78                 2,014,044
Equity compensation plans
  not approved by
  security holders.........                 N/A                  N/A                       N/A
                                      ---------               ------                 ---------
Total                                 2,680,743               $ 9.78                 2,014,044
                                      =========               ======                 =========

         We do not have any equity compensation plans not approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information concerning principal accountant fees and services and the audit committee's preapproval policies and procedures appear in the Company's Definitive Proxy Statement under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Index to Financial Statements, Financial Statement Schedules and Exhibits

                  (1) Financial Statements: Reference is made to the index set forth on page 41 of this Annual Report on Form 10-K.

                  (2) Financial Statement Schedules: No schedules have been included herein because the information required to be submitted has been included in the Consolidated and Combined Financial Statements or the Notes thereto, or the required information is inapplicable.

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

         (b)      Reports on Form 8-K.

                  (1) Form 8-K dated October 28, 2003 - Item 12. Results of Operations and Financial Condition (Quarter ended September 30, 2003 Earnings Press Release)

                  (2) Form 8-K dated November 3, 2003 - Item 5. Other Events (New Credit Agreement).

         (c)      Index of Exhibits

EXHIBIT NO.                                  DESCRIPTION
----------                                   -----------

    3.1       --    Amended and Restated Certificate of Incorporation
                    (incorporated by reference to Exhibit 3.1 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    2000, as filed with the Commission on March 30, 2001).

    3.2       --    Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 2000, as filed with the
                    Commission on March 30, 2001).

    3.3       --    Certificate of Designations of Special Preferred Voting
                    Stock of Oil States International, Inc. (incorporated by
                    reference to Exhibit 3.3 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 2000, as filed
                    with the Commission on March 30, 2001).

    4.1       --    Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                    Form S-1 (File No. 333-43400)).

    4.2       --    Amended and Restated Registration Rights Agreement
                    (incorporated by reference to Exhibit 4.2 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    2000, as filed with the Commission on March 30, 2001).

    4.3       --    First Amendment to the Amended and Restated Registration
                    Rights Agreement dated May 17, 2002 (incorporated by
                    reference to Exhibit 4.3 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 2002, as filed
                    with the Commission on March 13, 2003).

   10.1       --    Combination Agreement dated as of July 31, 2000 by and among
                    Oil States International, Inc., HWC Energy Services, Inc.,
                    Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                    and PTI Group Inc. (incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1
                    (File No. 333-43400)).

   10.2       --    Plan of Arrangement of PTI Group Inc. (incorporated by
                    reference to Exhibit 10.2 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 2000, as filed
                    with the Commission on March 30, 2001).

   10.3       --    Support Agreement between Oil States International, Inc. and
                    PTI Holdco (incorporated by reference to Exhibit 10.3 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 2000, as filed with the Commission on March 30,
                    2001).

   10.4       --    Voting and Exchange Trust Agreement by and among Oil States
                    International, Inc., PTI Holdco and Montreal Trust Company
                    of Canada (incorporated by reference to Exhibit 10.4 to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 2000, as filed with the Commission on March 30,
                    2001).

   10.5**     --    2001 Equity Participation Plan (incorporated by reference to
                    Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 2000, as filed with the
                    Commission on March 30, 2001).

   10.6*      --    Deferred Compensation Plan effective November 1, 2003.

   10.7**     --    Annual Incentive Compensation Plan (incorporated by
                    reference to Exhibit 10.7 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 2000, as filed
                    with the Commission on March 30, 2001).

   10.8**     --    Executive Agreement between Oil States International, Inc.
                    and Douglas E. Swanson (incorporated by reference to Exhibit
                    10.8 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 2000, as filed with the Commission on March 30, 2001).

   10.9**     --    Executive Agreement between Oil States International, Inc.
                    and Cindy B. Taylor (incorporated by Reference to Exhibit
                    10.9 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 2000, as filed with the Commission on March 30, 2001).

  10.10**     --    Form of Executive Agreement between Oil States
                    International, Inc. and Named Executive Officer (Mr. Hughes)
                    (incorporated by reference to Exhibit 10.10 of the Company's
                    Registration Statement on Form S-1 (File No. 333-43400)).

  10.11**     --    Form of Change of Control Severance Plan for Selected
                    Members of Management (incorporated by reference to Exhibit
                    10.11 of the Company's Registration Statement on Form S-1
                    (File No. 333-43400)).

  10.12       --    Credit Agreement, dated as of October 30, 2003, among Oil
                    States International, Inc., the Lenders named therein and
                    Wells Fargo Bank Texas, National Association, as
                    Administrative Agent and U.S. Collateral Agent; and Bank of
                    Nova Scotia, as Canadian Administrative Agent and Canadian
                    Collateral Agent; Hibernia National Bank and Royal Bank of
                    Canada, as Co-Syndication Agents and Bank One, NA and Credit
                    Lyonnais New York Branch, as Co-Documentation Agents
                    (incorporated by reference to Exhibit 10.12 to the Company's
                    Quarterly Report on Form 10Q for the three months ended
                    September 30, 2003, as filed with the Commission on November
                    11, 2003.)

  10.13A**    --    Restricted Stock Agreement, dated February 8, 2001, between
                    Oil States International, Inc. and Douglas E. Swanson
                    (incorporated by reference to Exhibit 10.13A to the
                    Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May
                    15, 2001).

  10.13B**    --    Restricted Stock Agreement, dated February 22, 2001, between
                    Oil States International, Inc. and Douglas E. Swanson
                    (incorporated by reference to Exhibit 10.13B to the
                    Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May
                    15, 2001).

  10.14**     --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
                    Form S-1 (File No. 333-43400)).

  10.15**     --    Form of Executive Agreement between Oil States
                    International, Inc. and named Executive Officer (Mr. Slator)
                    (incorporated by reference to Exhibit 10.16 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    2001, as filed with the Commission on March 1, 2002).

  10.16**     --    Douglas E. Swanson contingent option award dated as of
                    February 11, 2002 (incorporated by reference to Exhibit
                    10.17 to the Company's Quarterly Report on Form 10-Q for the
                    three months ended September 30, 2002 as filed with the
                    Commission on November 13, 2002).

  10.17**     --    Form of Executive Agreement between Oil States
                    International, Inc. and named executive officer (Mr. Trahan)
                    (incorporated by reference to Exhibit 10.16 to the Company's
                    Quarterly Report on Form 10-Q for the three months ended
                    June 30, 2002, as filed with the Commission on August 13,
                    2002).

   21.1*      --    List of subsidiaries of the Company.

   23.1*      --    Consent of Ernst & Young LLP

   24.1*      --    Powers of Attorney for Directors

   31.1*      --    Certification of Chief Executive Officer of Oil States
                    International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                    under the Securities Exchange Act of 1934.

   31.2*      --    Certification of Chief Financial Officer of Oil States
                    International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                    under the Securities Exchange Act of 1934.

   32.1***    --    Certification of Chief Executive Officer of Oil States
                    International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                    under the Securities Exchange Act of 1934.

   32.2***    --    Certification of Chief Financial Officer of Oil States
                    International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                    under the Securities Exchange Act of 1934.

 ---------

* Filed herewith

** Management contracts or compensatory plans or arrangements

*** Furnished herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OIL STATES INTERNATIONAL, INC.

                                                By    /s/ DOUGLAS E. SWANSON
                                                    ----------------------------
                                                         Douglas E. Swanson
                                                            President and
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 5, 2004.

                         SIGNATURE                                                            TITLE
                         ---------                                                            -----

                      L.E. SIMMONS*                                                   Chairman of the Board
-------------------------------------------------------
                      L.E. Simmons

                 /s/ DOUGLAS E. SWANSON                                  Director, President and Chief Executive Officer
-------------------------------------------------------                           (Principal Executive Officer)
                    Douglas E. Swanson

                   /s/ CINDY B. TAYLOR                                   Senior Vice President, Chief Financial Officer
-------------------------------------------------------                                   and Treasurer
                      Cindy B. Taylor                                             (Principal Financial Officer)

                  /s/ ROBERT W. HAMPTON                               Vice President -- Finance and Accounting and Secretary
-------------------------------------------------------                          (Principal Accounting Officer)
                     Robert W. Hampton

                     MARTIN LAMBERT*                                                        Director
-------------------------------------------------------
                      Martin Lambert

                      MARK G. PAPA*                                                         Director
-------------------------------------------------------
                      Mark G. Papa

                   GARY L. ROSENTHAL*                                                       Director
-------------------------------------------------------
                    Gary L. Rosenthal

                    ANDREW L. WAITE*                                                        Director
-------------------------------------------------------
                     Andrew L. Waite

                    STEPHEN A. WELLS*                                                       Director
-------------------------------------------------------
                    Stephen A. Wells

*By:               /s/ CINDY B. TAYLOR
     --------------------------------------------------
         Cindy B. Taylor, pursuant to a power of
         attorney filed as Exhibit 24.1 to this
               Annual Report on Form 10-K

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                    INDEX TO COMBINED, PRO FORMA COMBINED AND
                        CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Consolidated and Combined Financial
   Statement......................................................    40
Unaudited Pro Forma Consolidated and Combined Statement of
   Operations for the Year Ended December 31, 2001................    41
Notes to Unaudited Pro Forma Consolidated and Combined
   Financial Statement............................................    42

Consolidated and Combined Financial Statements
Reports of Independent Auditors Ernst and Young LLP...............    44
Consolidated  and  Combined  Statements  of Income for the Years
   Ended December 31, 2003, 2002, and 2001........................    45
Consolidated Balance Sheets at December 31, 2003 and 2002.........    46
Consolidated  and  Combined  Statements  of  Stockholders'
   Equity and Comprehensive Income (Loss) for the Years Ended
   December 31, 2003, 2002 and 2001...............................    47
Consolidated and Combined Statements of Cash Flow for the
   Years Ended December 31, 2003, 2002, and 2001..................    48
Notes to the Consolidated and Combined Financial
   Statements.....................................................    49

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

The unaudited pro forma consolidated and combined statement of operations for the years ended December 31, 2001 was prepared based upon the historical consolidated and combined financial statements of the Controlled Group, adjusted to conform accounting policies, and give effect to:

         - the Company's acquisition of minority interests of the Controlled Group;

         -        the Company's acquisition of Sooner;

         - the Company's exchange of shares of common stock for debt of Sooner and Oil States; and

         -        the Company's sale of shares in the Offering,

as if these transactions had occurred on January 1, 2001.

         The unaudited pro forma combined financial statement does not purport to be indicative of the results that would have been obtained had the transactions described above been completed on the indicated date or that may be obtained in the future. The unaudited pro forma combined financial statement should be read in conjunction with the historical consolidated and combined financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                         OIL STATES INTERNATIONAL, INC.

           PRO FORMA CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                               HISTORICAL                                       PRO FORMA
                                    ----------------------------    -------------------------------------------------------------
                                     CONSOLIDATED                                                                     PRO FORMA
                                         AND         SOONER INC.                                                     CONSOLIDATED
                                       COMBINED        (PERIOD                      MINORITY                         AND COMBINED
                                      YEAR ENDED        FROM        SOONER INC.     INTEREST         OFFERING         YEAR ENDED
                                     DECEMBER 31,    01/01/01 TO    ADJUSTMENTS    ADJUSTMENTS      ADJUSTMENTS      DECEMBER 31,
                                         2001         02/14/01)      (NOTE 2)       (NOTE 3)    (NOTES 1, 3 AND 4)      2001
                                    -------------    -----------    -----------    -----------  ------------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                            (UNAUDITED)
Revenue..........................     $ 671,205       $ 48,517        $              $              $                 $719,722
Expenses
  Costs of sales.................       537,792         45,142                                                         582,934
  Selling, general and
     administrative..............        50,024          1,133                                                          51,157
  Depreciation and amortization..        28,039            188           331            135                             28,693
  Other income...................          (346)            (1)                                                           (347)
                                      ---------       --------        ------         ------         -------           --------
Operating income (loss)..........        55,696          2,055          (331)          (135)                            57,285
                                      ---------       --------        ------         ------         -------           --------
Interest income..................           602             22                                                             624
Interest expense.................       (10,060)          (585)                                         843(A)          (9,802)
Other income.....................            88             (1)                                                             87
                                      ---------       --------        ------         ------         -------           --------
  Earnings (loss) before income
     taxes.......................        46,326          1,491          (331)          (135)            843             48,194
Income tax (expense) benefit.....        (2,054)          (542)                                         506(C)          (2,090)
                                      ---------       --------        ------         ------         -------           --------
Net income (loss) before minority
  interests......................        44,272            949          (331)          (135)          1,349             46,104
Minority interests...............        (1,596)            --                                        1,600                  4
                                      ---------       --------        ------         ------         -------           --------
Net income (loss) ...............        42,676            949          (331)          (135)          2,949             46,108
Preferred stock dividends........           (41)            --                                           41(B)              --
                                      ---------       --------        ------         ------         -------           --------
Net income attributable to common
  shares.........................     $  42,635       $    949        $ (331)        $ (135)        $ 2,990           $ 46,108
                                      =========       ========        ======         ======         =======           ========
Net income per common share
  Basic..........................     $    0.94                                                                       $   0.96
  Diluted........................     $    0.93                                                                       $   0.95
Average shares outstanding
  Basic..........................        45,263                                                                         48,198
  Diluted........................        46,045                                                                         48,619

                         OIL STATES INTERNATIONAL, INC.

                  NOTES TO UNAUDITED PRO FORMA CONSOLIDATED AND
                          COMBINED FINANCIAL STATEMENT

BASIS OF PRESENTATION

         The purchase method of accounting has been used to reflect the acquisition of the minority interests of each company in the Controlled Group concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares owned by the minority interests, valued at the initial public offering price of $9.00 per share. Under this accounting method, the excess of the purchase price over the fair value of the assets and liabilities allocable to the minority interests acquired has been reflected as goodwill. Where book value of minority interests exceeded the purchase price, such excess reduced property, plant and equipment. For purposes of the pro forma combined financial statement, the goodwill recorded in connection with this transaction was initially being amortized over 20 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements). The unaudited pro forma statement of operations for the year ended December 31, 2001 has been adjusted for the effects of purchase accounting, as described below.

         The purchase method of accounting was also used to reflect the acquisition of the outstanding common stock of Sooner concurrent with the closing of the Offering. The purchase price is based on the fair value of the shares of Sooner, valued at the initial public offering price of $9.00 per share. The excess of the purchase price over the fair value of the assets and liabilities of Sooner has been reflected as goodwill. For purposes of the pro forma combined financial statement, the goodwill recorded in connection with this transaction was initially being amortized over 15 years using the straight-line method based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Note, however, that accounting for goodwill changed under new accounting pronouncements (See Note 3 to Consolidated and Combined Financial Statements). The unaudited pro forma statement of operations for the year ended December 31, 2001 includes the historical financial statements of Sooner, converted to a calendar year end and adjusted for the effects of purchase accounting, as presented below.

NOTE 1. COMBINING ADJUSTMENTS

         Minority interest in (income) loss and related tax effect of the Controlled Group are presented below (in thousands):

                                           OIL STATES     HWC      PTI       TOTAL
                                           ----------     ---      ---       -----
Period  from  January 1, 2001 to February
  14, 2001...............................    $   72    $ (129)  $ (1,543)  $ (1,600)
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

         To reflect the acquisition of all outstanding common shares of Sooner in exchange for 7,597,152 shares of Oil States common stock valued at the estimated offering price per share of $9.00 (in millions):

Purchase price..................................................................    $  69.5(1)
Less: fair value of net assets acquired.........................................       29.7
                                                                                    -------
Goodwill........................................................................                  $  39.8
                                                                                                  -------
Amortization  for the period  from  January 1, 2001 to  February 14, 2001.......                  $   .33
                                                                                                  =======

-----------------

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

NOTE 3. ACQUISITION OF MINORITY INTERESTS

         To reflect the acquisition of the minority interests of each company in the Controlled Group in exchange for shares of Oil States common stock and elimination of the historical amounts reflected for the combined group (in millions, except share and per share information):

                                   OIL STATES      HWC          PTI       COMBINED
                                  -----------   ----------  -----------  -----------
Common stock issued to minority
  interests.....................    1,418,729    1,359,603    4,204,058    6,982,390
Offering price per share........  $      9.00   $     9.00  $      9.00  $      9.00
                                  -----------   ----------  -----------  -----------
Purchase price of the minority
  interests.....................         12.8         12.2         37.8         62.8
Minority interests in fair
  value of net assets acquired..         13.8          7.7         15.9         37.4
                                  -----------   ----------  -----------  -----------
Additional goodwill.............  $      (1.0)  $      4.5  $      21.9  $      25.4
                                  ===========   ==========  ===========  ===========
Amortization of the additional
  goodwill for the period from
  January 1, 2001 to February
  14, 2001......................  $     (.015)  $     .020  $      .130  $      .135
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

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF OIL STATES INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2003 and the related consolidated and combined statements of income, stockholders' equity and comprehensive income (loss) and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oil States International, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 and the consolidated and combined results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated and combined financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

ERNST & YOUNG LLP

Houston, Texas
February  2, 2004

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                            2003           2002            2001
                                                          ---------      ---------     ------------
                                                                                       CONSOLIDATED
                                                                CONSOLIDATED           AND COMBINED
                                                          ------------------------     ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Product...........................................      $ 442,238      $ 391,067       $421,758
  Service and other.................................        281,443        225,781        249,447
                                                          ---------      ---------       --------
                                                            723,681        616,848        671,205
Costs and expenses:
  Product costs.....................................        379,854        331,380        376,260
  Service and other costs...........................        193,260        155,673        161,532
  Selling, general and administrative expenses......         57,710         51,791         50,024
  Depreciation expense..............................         26,736         22,825         20,790
  Amortization expense..............................          1,169            487          7,249
  Other operating expense (income)..................           (215)           132           (346)
                                                          ----------     ---------       --------
                                                            658,514        562,288        615,509
                                                          ---------      ---------       --------
Operating income....................................         65,167         54,560         55,696
Interest expense....................................         (7,930)        (4,863)       (10,060)
Interest income.....................................            389            469            602
Other income........................................          1,028            867             88
                                                          ---------      ---------       --------
Income before income taxes and minority interest....         58,654         51,033         46,326
Income tax provision................................        (14,222)       (11,357)        (2,054)
Minority interest in income of combined companies
  and consolidated subsidiaries.....................             --             --         (1,596)
                                                          ---------      ---------       --------
Net income..........................................         44,432         39,676         42,676
Preferred stock dividends...........................             --             --            (41)
                                                          ---------      ---------       --------
Net income attributable to common shares............      $  44,432      $  39,676       $ 42,635
                                                          =========      =========       ========

Basic net income per share..........................      $    0.92      $    0.82       $   0.94
Diluted net income per share........................      $    0.90      $    0.81       $   0.93
Weighted  average number of common shares  outstanding
(in thousands):
  Basic.............................................         48,529         48,286         45,263
  Diluted...........................................         49,215         48,890         46,045

   The accompanying notes are an integral part of these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                   2003         2002
                                                                 ---------    --------
                                                                 (IN THOUSANDS, EXCEPT
                                                                     SHARE AMOUNTS)
                              ASSETS
Current assets:
  Cash and cash equivalents..................................    $  19,318    $ 11,118
  Accounts receivable, net...................................      137,484     116,875
  Inventories, net...........................................      121,319     118,338
  Prepaid expenses and other current assets..................        9,956       9,475
                                                                 ---------    --------
    Total current assets.....................................      288,077     255,806
Property, plant and equipment, net...........................      194,136     167,146
Goodwill, net................................................      224,054     213,051
Other noncurrent assets......................................       10,919       8,213
                                                                 ---------    --------
    Total assets.............................................    $ 717,186    $644,216
                                                                 =========    ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities...................    $  89,243    $ 84,049
  Income taxes...............................................        3,020       1,229
  Current portion of long-term debt..........................          873         913
  Deferred revenue...........................................        4,784       8,949
  Other current liabilities..................................          937       1,402
                                                                 ---------    --------
    Total current liabilities................................       98,857      96,542
  Long-term debt.............................................      136,246     133,292
  Deferred income taxes......................................       19,411      18,303
  Postretirement healthcare benefits.........................        2,662       5,280
  Other liabilities..........................................        4,899       3,220
                                                                 ---------    --------
    Total liabilities........................................      262,075     256,637
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares
    authorized, 49,161,599 shares and 48,523,158 shares
    issued and outstanding, respectively.....................          492         485
  Additional paid-in capital.................................      333,855     327,801
  Retained earnings..........................................      108,818      64,386
Less:
  Common stock held in treasury at cost,-- 33,423 and 18,078
    shares, respectively.....................................         (343)       (172)
  Accumulated other comprehensive income (loss)..............       12,289      (4,921)
                                                                 ---------    --------
    Total stockholders' equity...............................      455,111     387,579
                                                                 ---------    --------
    Total liabilities and stockholders' equity...............    $ 717,186    $644,216
                                                                 =========    ========

   The accompanying notes are an integral part of these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                           ADDITIONAL   RETAINED                    COMPREHENSIVE
                                     PREFERRED   COMMON     PAID-IN     EARNINGS     COMPREHENSIVE     INCOME        TREASURY
                                       STOCK      STOCK     CAPITAL     (DEFICIT)        INCOME          (LOSS)         STOCK
                                     ---------  ---------  ----------  ---------------------------  --------------   ---------
                                                                           (IN THOUSANDS)
BALANCE, DECEMBER 31, 2000.........  $  1,625   $   272    $  83,810   $  (25,854)                    $  (3,304)     $      --
  Net income.......................                                        42,676     $  42,676
  Currency translation adjustment                                                        (3,723)         (3,723)
                                                                                      ---------
  Comprehensive income.............                                                   $  38,953
                                                                                      =========
  Issuance of common stock for cash                 100       79,615
  Amortization of restricted stock
    compensation...................                   1          421
  Preferred stock dividends........                                           (41)
  Redeemable preferred stock
    dividends......................                             (285)
  Redemption of preferred stock....    (1,625)
  Conversion of preferred stock to
    common stock...................                            5,143
  Conversion of debt to common
    stock..........................                  43       35,936
  Shares issued to acquire Sooner..                  76       30,596
  Shares issued to acquire minority
    interest....................                    174       92,329        7,929
  Purchase of subsidiary stock in
    connection with Combination....                  (2)      (1,465)
  Three-for-one reverse stock split                (181)         181
  Other............................                             (250)
                                      -------   -------    ---------   ----------                   -----------      ---------
BALANCE, DECEMBER 31, 2001.........        --       483      326,031       24,710                        (7,027)            --
  Net income.......................                                        39,676     $  39,676
  Currency translation adjustment                                                         2,106           2,106
                                                                                      ---------
  Comprehensive income.............                                                   $  41,782
                                                                                      =========
  Exercise of stock options,
    including tax benefit..........                   2        1,619
  Amortization of restricted stock
    compensation...................                              378
  Stock acquired in deferred
    compensation plan..............                                                                                       (172)
  Other............................                             (227)
                                      -------   -------    ---------   ----------                   -----------      ---------
BALANCE, DECEMBER 31, 2002.........        --       485      327,801       64,386                        (4,921)          (172)
  Net income.......................                                        44,432     $  44,432
  Currency translation adjustment                                                        17,210          17,210
                                                                                      ---------
  Comprehensive income.............                                                   $  61,642
                                                                                      =========
  Exercise of stock options,
    including tax benefit..........                   7       5, 842
  Stock issuance costs.............                             (338)
  Amortization of restricted stock
    compensation...................                              450
  Stock acquired in deferred
    compensation plan..............                                                                                       (171)
  Other............................                              100
                                     --------   -------    ---------   ----------                   -----------      ---------
BALANCE, DECEMBER 31, 2003.........  $     --   $   492    $ 333,855   $  108,818                   $    12,289      $    (343)
                                     ========   =======    =========   ==========                   ===========      =========

   The accompanying notes are an integral part of these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2003       2002         2001
                                                     ---------   ---------   ---------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
 Net income........................................  $  44,432   $  39,676   $  42,676
 Adjustments to reconcile net income  to net cash
   provided by operating activities:
   Minority interest, net of distributions.........         --         (44)      1,596
   Depreciation and amortization...................     27,905      23,312      28,039
   Deferred income tax provision (benefit).........        714       4,897     (11,504)
   Provision for loss on accounts receivable.......        702         130       1,571
   Deferred financing cost amortization............      2,303       1,110       1,456
   Gain on disposal of assets......................       (492)       (142)       (225)
   Gain on sale of other businesses................         --          --        (227)
   Equity in earnings of unconsolidated subsidiary.       (355)       (632)        (76)
   Other, net......................................        913         883         454
Changes in operating assets and liabilities, net
   of effect from acquired and divested businesses:
   Accounts receivable.............................    (12,880)     10,576     (20,030)
   Inventories.....................................        194     (29,273)     28,758
   Accounts payable and accrued liabilities........         96      (1,836)    (16,057)
   Taxes payable...................................        988      (3,111)       (605)
   Other current assets and liabilities, net.......     (5,817)       (171)       (954)
                                                     ---------   ---------   ---------
   Net cash flows provided by operating activities.     58,703      45,375      54,872
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired..    (16,286)    (64,847)     (5,119)
 Capital expenditures..............................    (41,261)    (26,086)    (29,671)
 Proceeds from sale of equipment...................      2,671       1,432       5,976
 Cash acquired in Sooner acquisition...............         --          --       4,894
 Proceeds from sale of other businesses............         --          --       1,200
 Other, net........................................        (26)         73          53
                                                     ---------   ---------   ---------
   Net cash flows used in investing activities.....    (54,902)    (89,428)    (22,667)
Cash flows from financing activities:
 Revolving credit borrowings (repayments)..........      4,209      54,786     (10,132)
 Debt borrowings...................................         --          20         --
 Debt and capital lease repayments.................     (1,757)     (4,070)    (76,628)
 Preferred stock dividends.........................         --          --        (844)
 Issuance of common stock..........................      4,177       1,205      84,599
 Repurchase of preferred stock.....................         --          --     (21,775)
 Payment of offering and financing costs...........     (2,310)     (1,560)     (4,982)
 Other, net........................................         --          --      (2,653)
                                                     ---------   ---------   ---------
   Net cash flows provided by (used in) financing
   activities......................................      4,319      50,381     (32,415)
Effect of exchange rate changes on cash and cash
  equivalents......................................      1,101         111          (4)
                                                     ---------   ---------   ---------
Net increase (decrease) in cash and cash
  equivalents from continuing operations...........      9,221       6,439        (214)
Net cash provided by (used in) discontinued
  operations.......................................     (1,021)       (303)        375
Cash and cash equivalents, beginning of year.......     11,118       4,982       4,821
                                                     ---------   ---------   ---------
Cash and cash equivalents, end of year.............  $  19,318   $  11,118   $   4,982
                                                     =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Oil States International, Inc. (Oil States or the Company) and its consolidated subsidiaries since February 14, 2001. On February 14, 2001, the Company acquired the three companies (HWC Energy Services, Inc. -- HWC; PTI Group, Inc. -- PTI and Sooner Inc. -- Sooner) reported in the Combined financial statements presented herein. The combined financial statements include the activities of Oil States, HWC and PTI, (collectively, the Controlled Group) for the period prior to February 14, 2001, utilizing reorganization accounting. The reorganization accounting method, which yields results similar to the pooling of interests method, has been used in the preparation of the combined financial statements of the Controlled Group (entities under common control of SCF-III L.P. (SCF-III), a private equity fund that focuses on investments in the energy industry). Under this method of accounting, the historical financial statements of HWC and PTI are combined with Oil States for the period until February 14, 2001 when Oil States, HWC and PTI merged and Oil States acquired Sooner in exchange for its common stock. After February 14, 2001, the consolidated financial statements of Oil States include the results of all its subsidiaries including HWC, PTI and Sooner. The combined financial statements have been adjusted to reflect minority interests in the Controlled Group. All significant intercompany accounts and transactions between the entities have been eliminated in the accompanying consolidated and combined financial statements.

OIL STATES INDUSTRIES, INC.

         Oil States Industries, Inc. (OSI), a subsidiary of Oil States, is a leading designer and manufacturer of a diverse range of products for offshore platforms, subsea pipelines, and defense and general industrial applications. Major product lines include flexible bearings, advanced connectors, winches, mooring and lifting systems, services for installing and removing offshore platforms, downhole production equipment, and custom molded products. Sales are made primarily to major oil companies, large and small independent oil and gas companies, drilling contractors, and well service and workover operators on a worldwide basis. OSI has facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England and Singapore.

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

INVENTORIES

         Inventories consist of tubular and other oilfield products, manufactured equipment, and spare parts for manufactured equipment. Inventories include raw materials, labor, and manufacturing overhead. The cost of tubular goods inventories is determined using the first-in, first-out (FIFO) method and the cost for the remaining inventories is determined on an average cost or specific-identification method.

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

GOODWILL

         Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets. Prior to 2002, goodwill was amortized on a straight-line basis over a period of 15 to 40 years based on management's evaluation of the nature and duration of customer relationships and considering competitive and technological developments in the industry. Goodwill is stated net of accumulated amortization of $18.0 million and $17.4 million at December 31, 2003 and 2002, respectively. The amount of accumulated amortization of goodwill increased in 2003 compared to 2002 because of changes in foreign currency exchange rates. In 2001, the Financial Accounting Standards Board issued a new standard that affected goodwill amortization (See "Recent Accounting Pronouncements" below).

IMPAIRMENT OF LONG-LIVED ASSETS

         In compliance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the recoverability of the carrying values of property, plant and equipment is assessed at a minimum annually, or whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset. The fair value of the asset is based on prices of similar assets, if available, or discounted cash flows. Based on the Company's review, the carrying value of its assets are recoverable and no impairment losses have been recorded for the periods presented.

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

FOREIGN EXCHANGE RISK

         A portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Foreign exchange risk is also managed through the use of derivative financial instruments and foreign currency denominated debt. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. At December 31, 2003 and 2002, the financial instruments employed to manage foreign exchange risk consisted of forward exchange contracts with notional amounts of $5 million at each year-end. Net gains or losses from foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Exchange gains and losses have not been material to the results of operations of the Company.

REVENUE AND COST RECOGNITION

         Revenue from the sale of products, not accounted for utilizing the percentage of completion method, is recognized upon shipment to the customer or when all significant risks of ownership have passed to the customer. For significant fabrication projects built to customer specifications, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Management believes this method is the most appropriate measure of progress on large fabrication contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In rental equipment and services, revenues are recognized based on a periodic (usually daily) rental rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as revenues. For drilling contracts based on footage drilled, we recognize revenues as footage is drilled.

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

EARNINGS PER SHARE

         The Company's basic income (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 340,971 and 824,546 shares of common stock as of December 31, 2003 and 2002, respectively, issuable upon exercise of exchangeable shares of one of the Company's Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in connection with the Company's IPO and the combination of PTI into the Company, are intended to have characteristics essentially equivalent to the Company's common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the effect of convertible preferred stock in periods when such preferred shares were outstanding. All shares awarded under the Company's Equity Participation Plan are included in the Company's fully diluted shares.

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Stock options awarded under the Equity Participation Plan normally do not result in recognition of compensation expense. However, 100,000 shares of restricted stock awarded under the Equity Participation Plan in February 2001 are considered to be compensatory in nature. Accordingly, the Company recognized $0.3 million of non-cash general and administrative expenses for that award in each of the three years ended December 31, 2003. An additional $0.1 million was recognized in 2003 for a stock option performance award. The Company accounts for assets held in a rabbi trust for certain participants under the Company's deferred compensation plan in accordance with EITF 97-14. See Note 14.

GUARANTEES

         The Company adopted FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Other," during 2003. FIN 45 requires disclosures and accounting for the Company's obligations under certain guarantees.

         Pursuant to FIN 45, the Company is required to disclose the changes in product warranty reserves. Some of our products in our offshore products and accommodations businesses are sold with a warranty, generally between 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product, configuration and geographic region.

         Changes in the warranty reserves were as follows (in thousands):

                                      YEAR ENDED DECEMBER 31,
                                     --------------------------
                                        2003           2002
                                     ---------      -----------
Beginning balance................    $     845      $     1,341
Provisions for warranty..........        1,159              588
Consumption of reserves..........         (912)          (1,075)
Translation and other changes....           43               (9)
                                     ---------      -----------
Ending balance...................    $   1,135      $       845
                                     =========      ===========

         As noted above, certain of our products are sold with a 12 to 18 month warranty. Accordingly, current warranty provisions are related to the current year's sales, and warranty consumption is associated with current and prior year's net sales.

         During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2003, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was approximately $10.3 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

RECLASSIFICATIONS

         Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include the costs associated with the disposal of discontinued operations, including potential future adjustments as a result of contractual agreements, revenue and income recognized on the percentage-of-completion method, the valuation allowance recorded on net deferred tax assets and warranty and bad debt reserves. Actual results could differ from those estimates.

4. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

         Additional information regarding selected balance sheet accounts at December 31, 2003 and 2002, is presented below (in thousands):

                                                       2003       2002
                                                    ---------   ---------
Accounts receivable:
  Trade.........................................    $ 113,003   $ 101,314
  Unbilled revenue..............................       24,018      14,788
  Other.........................................        2,484       3,060
  Allowance for doubtful accounts...............       (2,021)     (2,287)
                                                    ---------   ---------
                                                    $ 137,484   $ 116,875
                                                    =========   =========

                                                       2003       2002
                                                    ---------   ---------
Inventories:
  Tubular goods.................................    $  65,026   $  60,816
  Other finished goods and purchased products...       26,286      22,339
  Work in process...............................       20,117      25,678
  Raw materials.................................       15,169      14,283
                                                    ---------   ---------
     Total inventories..........................      126,598     123,116
  Inventory reserves............................       (5,279)     (4,778)
                                                    ---------   ---------
                                                    $ 121,319   $ 118,338
                                                    =========   =========

                                      ESTIMATED
                                     USEFUL LIFE       2003       2002
                                     -----------    ---------   ---------
Property, plant and equipment:
  Land.............................                 $   5,264   $   4,675
  Buildings and leasehold
  improvements.....................  2-40 years        43,784      34,348
  Machinery and equipment..........  2-20 years       198,677     166,702
  Rental tools.....................  3-10 years        40,960      32,323
  Office furniture and equipment...  1-10 years        14,676      12,710
  Vehicles.........................   2-5 years         8,521       6,817
  Construction in progress.........                     5,712       1,791
                                                    ---------   ---------
     Total property, plant and
  equipment........................                   317,594     259,366
  Less: Accumulated depreciation...                  (123,458)    (92,220)
                                                    ---------   ---------
                                                    $ 194,136   $ 167,146
                                                    =========   =========

                                                       2003       2002
                                                    ---------   ---------
Accounts payable and accrued liabilities:
  Trade accounts payable........................    $  59,423   $  52,212
  Accrued compensation..........................       12,572      13,674
  Accrued insurance.............................        3,518       3,870
  Accrued taxes, other than income taxes........        2,028       2,020
  Reserves related to discontinued operations,
    current portion.............................        4,785       5,216
  Other.........................................        6,917       7,057
                                                    ---------   ---------
                                                    $  89,243   $  84,049
                                                    =========   =========

5. RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The Company uses comparative market multiples to establish fair values.

         The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required. No provision for goodwill or other intangibles impairment was required based on the evaluations performed.

         Changes in the carrying amount of goodwill for the year ended December 31, 2002 and 2003, are as follows (in thousands):

                                   OFFSHORE  WELLSITE  TUBULAR
                                   PRODUCTS  SERVICES  SERVICES   TOTAL
                                   --------  --------  --------  ---------
Balance as of January 1, 2002....  $ 41,585  $ 81,156  $ 49,494  $ 172,235
Goodwill acquired................    29,489    10,591        --     40,080
Foreign currency translation and
  other changes..................       515       136        85        736
                                   --------  --------  --------  ---------
Balance as of December 31, 2002..    71,589    91,883    49,579    213,051
Goodwill acquired................     2,622     3,910        --      6,532
Foreign currency translation and
  other changes..................       589     3,882                4,471
                                   --------  --------  --------  ---------
Balance as of December 31, 2003..  $ 74,800  $ 99,675  $ 49,579  $ 224,054
                                   ========  ========  ========  =========

         The following table presents what reported income available to common stockholders and net income per share would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill (in thousands, except per share amounts):

                                                        YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                  2003        2002          2001
                                                 -------    --------    ------------
                                                                        CONSOLIDATED
                                                     CONSOLIDATED       AND COMBINED
                                                 -------------------    ------------
Reported net income after preferred dividends    $44,432    $ 39,676      $ 42,635
Add: Goodwill amortization...................         --          --         6,920
                                                 -------    --------      --------
Adjusted net income..........................    $44,432    $ 39,676      $ 49,555
                                                 =======    ========      ========
Basic earnings per share:
Reported net income after preferred dividends    $  0.92    $   0.82      $   0.94
Goodwill amortization........................         --          --          0.15
                                                 -------    --------      --------
Adjusted net income..........................    $  0.92    $   0.82      $   1.09
                                                 =======    ========      ========
Diluted earnings per share:
Reported net income after preferred dividends    $  0.90    $   0.81      $   0.93
Goodwill amortization........................         --          --          0.15
                                                 -------    --------      --------
Adjusted net income..........................    $  0.90    $   0.81      $   1.08
                                                 =======    ========      ========

         The following table presents the total amount assigned and the total amount amortized for major intangible asset classes as of December 31, 2003 and 2002 (in thousands):

                                           DECEMBER 31, 2003            DECEMBER 31, 2002
                                    ----------------------------  ----------------------------
                                    GROSS CARRYING   ACCUMULATED  GROSS CARRYING  ACCUMULATED
                                        AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                    --------------  ------------  --------------  ------------
Amortizable intangible assets
  Non-compete agreements..........    $    6,375     $    1,554    $      3,979    $     508
  Other...........................         1,210            161           1,160           59
                                      ----------     ----------    ------------    ---------
                                      $    7,585     $    1,715    $      5,139    $     567
                                      ==========     ==========    ============    =========

         The weighted average remaining amortization period for all intangible assets is 4.4 years and 5.8 years as of December 31, 2003 and 2002, respectively. Total amortization expense is expected to be $1.6 million, $1.4 million and $1.3 million in 2004, 2005 and 2006, respectively.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 which, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". The Company adopted this statement in 2003, and, in conjunction with executing a new revolving credit facility on October 30, 2003, the Company recognized additional non-cash interest expense of $1.2 million, after taxes, for the write-off of deferred financing costs related to its prior credit facility. We reclassified $0.8 million of losses incurred in 2001 on debt restructuring, formerly classified as an extraordinary loss, to interest expense.

         The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure," issued in December 2002, effective with its December 31, 2002 consolidated and combined financial statements and related footnotes.

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities:
1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Implementation of FIN 46 did not affect the Company.

6. LONG-TERM DEBT

         As of December 31, 2003 and 2002, long-term debt consisted of the following (in thousands):

                                                                  2003         2002
                                                               ----------   ----------
US revolving credit facility, with available commitments
 of up to $180 million; secured by substantially all assets;
 commitment fee on unused portion ranged from 0.375% to 0.5%
 per annum in 2003 and 2002; variable interest rate payable
 monthly based on prime or LIBOR plus applicable percentage;
 weighted average rate was 3.52% for 2003 and 3.62% for
 2002.......................................................   $  128,700   $  121,100
Canadian revolving credit facility, with available
 commitments of up to $45 million; secured by substantially
 all assets; variable interest rate payable monthly based
 on the Canadian prime rate or Bankers Acceptance discount
 rate plus applicable percentage; weighted average rate was
 5.5% for 2003 and 6.0% for 2002............................           --        3,165
Subordinated notes payable due November 30, 2005; interest
 accrues at 7.00% annually; principal and interest are
 payable at a fixed amount for each day the acquired
 equipment is utilized......................................        3,497        3,840
Subordinated unsecured notes payable due September 26, 2007;
 interest accrues at 5% and is payable at maturity..........        1,092        1,918
Obligations under capital leases............................        3,818        4,158
Other notes payable in monthly installments of principal
 and interest at various interest rates.....................           12           24
                                                               ----------   ----------
     Total debt.............................................      137,119      134,205
Less: current maturities....................................          873          913
                                                               ----------   ----------
     Total long-term debt...................................   $  136,246   $  133,292
                                                               ==========   ==========

         Scheduled maturities of combined long-term debt as of December 31, 2003, are as follows (in thousands):

 YEAR ENDING DECEMBER 31,
--------------------------
2004......................    $     873
2005......................        3,616
2006......................          338
2007......................      130,066
2008 .....................          272
Thereafter................        1,954
                              ---------
                              $ 137,119
                              =========

         The Company's capital leases consist primarily of plant facilities and equipment. Capitalized lease assets value and related accumulated depreciation totaled $4.3 million and $1.5 million at December 31, 2003, respectively. Capitalized lease assets value and related accumulated depreciation totaled $4.2 million and $1.1 million at December 31, 2002, respectively.

CURRENT DEBT INSTRUMENTS

         On October 30, 2003, the Company replaced its existing credit facility with a $225.0 million senior secured revolving credit facility with a group of banks. Up to $45.0 million of the credit facility is available in the form of loans denominated in Canadian dollars and may be made to the Company's principal Canadian operating subsidiaries. The Company has an option to increase the maximum borrowings under the new facility to $250 million prior to its maturity. The facility matures on October 30, 2007, unless extended for up to one additional year period with the consent of the lenders. Amounts borrowed under this facility bear interest, at the Company's election, at either:

         - a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers' Acceptance discount rate) plus a margin ranging from 1.5% to 2.5%; or

         - an alternate base rate equal to the higher of the bank's prime rate and the federal funds effective rate plus 0.5% (or, in the case of Canadian dollar denominated loans, the Canadian Prime
               Rate) plus a margin ranging from 0.5% to 1.5%, depending upon the ratio of total debt to EBITDA as defined in the credit facility.

         Commitment fees ranging from 0.375% to 0.5% per year are paid on the undrawn portion of the facility, depending upon our leverage ratio.

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

         The credit facility contains negative covenants that restrict the Company's ability to borrow additional funds encumber assets, pay dividends, sell assets except in the normal course of business and enter into other significant transactions.

         Under the Company's credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

         As of December 31, 2003, we had $128.7 million outstanding under this facility and an additional $10.3 million of outstanding letters of credit leaving $86.0 million available to be drawn under the facility. The Company's weighted average interest rate on the Company's outstanding borrowings under this facility at December 31, 2003 was 3.6%.

         In conjunction with executing the senior secured revolving credit facility on October 30, 2003, the Company recognized additional non-cash interest expense of $1.2 million, after taxes, for the write-off of deferred financing costs related to its prior credit facility.

         On February 28, 2003, the Company renewed its overdraft credit facility providing for borrowings totaling (pound)5.0 million for UK operations. Interest is payable quarterly at a margin of 1.5% per annum over the bank's variable base rate. All borrowings under this facility are payable on demand. No amounts were outstanding under this facility at December 31, 2003.

7. POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

         The Company provides healthcare and other insurance benefits for approximately 360 eligible retired employees and dependent spouses. This plan is no longer available to current employees. The healthcare plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums, and co-payment requirements.

                                                     2003      2002
                                                    -------   -------
                                                      (IN THOUSANDS)
Changes in accumulated postretirement benefit
   obligation:
  Benefit obligation at beginning of year.........  $ 7,356   $ 7,156
  Interest cost on accumulated postretirement
   benefit obligation.............................      311       514
  Benefits paid...................................     (584)     (861)
  Actuarial (gain) loss...........................     (801)      547
  Buy-out payments................................   (1,327)       --
  Reduction due to buy-out of medical benefits....     (986)       --
  Reduction due to termination of Medicare Part B
   benefits.......................................     (945)       --
                                                    -------   -------
Benefit obligation at end of year.................  $ 3,024   $ 7,356
                                                    =======   =======

                                                 2003      2002     2001
                                               -------   -------   ------
                                                     (IN THOUSANDS)
Components of net periodic benefit cost:
  Interest cost on accumulated postretirement
    benefit obligation.......................  $   311    $  514   $  618
  Amortization of net loss (gain)............      (22)      (23)     (16)
  Amortization of prior service cost.........       46        79       79
  Gain due to buy-out of medical benefits....     (584)       --       --
  Gain due to termination of Medicare Part B
    benefits.................................     (792)       --       --
                                               -------   -------   ------
Total net periodic benefit cost (benefit)....  $(1,041)  $   570   $  681
                                               =======   =======   ======

                                                     2003      2002
                                                    -------   -------
                                                      (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees and dependent spouses..................  $ 2,880   $ 7,064
  Other plan participants.........................      144       292
                                                    -------   -------
  Total accumulated postretirement benefit
    obligation....................................    3,024     7,356
  Unrecognized prior service cost.................     (348)     (696)
  Unrecognized net gain (loss)....................      751      (280)
                                                    -------   -------
Total liability included in the consolidated
      and combined balance sheets.................    3,427     6,380
Less: Current portion.............................     (765)   (1,100)
                                                    -------   -------
      Noncurrent liability........................  $ 2,662   $ 5,280
                                                    =======   =======

         The healthcare plans are not funded, and the Company's policy is to pay these benefits as they are incurred.

         In 2003, the Company terminated Medicare Part B benefits and offered a buy-out to plan participants, which resulted in a total reduction of $3.3 million in the accumulated benefit obligation and a gain of $1.4 million. The gain was credited to expense during the second and third quarters of 2003.

         The 2003 net periodic benefit cost and the accumulated benefit obligation was determined under an actuarial assumption using a healthcare cost trend rate of 9.0% for medical and 12.0% for prescription drugs, gradually declining to approximately 5% in the year 2009 and thereafter over the projected payout period of the benefits. The accumulated benefit obligations were determined using an assumed discount rate of 6.00% and 6.75% at December 31, 2003 and 2002, respectively. Under the plan's provisions, the Company's prescription costs are capped at annual benefit limits.

         A one percentage-point increase or decrease in the assumed healthcare cost trend rates would be immaterial to the accumulated postretirement benefit obligation and net periodic benefit cost at December 31, 2003.

         In January 2004, Financial Staff Position No. FAS 106-1 was issued which addresses the accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") which was enacted on December 8, 2003. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The effects of the Act are not reflected in the measurement of our accumulated postretirement benefit obligation or net periodic benefit cost as the Company has elected to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur that would require remeasurement of the plan's benefit obligation. The Company does not believe the Act will have a material impact on the measurement of our accumulated postretirement benefit obligation or net periodic benefit cost; however, when the authoritative guidance is issued, it could require us to change previously reported information.

8. RETIREMENT PLANS

         Prior to January 2002, the Company sponsored a number of defined contribution plans. Effective in January 2002, the Company merged its domestic defined contribution plans into a single plan sponsored by the Company. Participation in these plans is available to substantially all employees.

         The Company recognized expense of $2.9 million, $2.5 million and $1.7 million related to its various defined contribution plans during the years ended December 31, 2003, 2002 and 2001, respectively.

9. PREFERRED STOCK

         Cash dividends paid on preferred stock in 2001 related to preferred stock that was either repaid in cash or converted to common stock in connection with the Offering completed in February 2001 (See Note 2).

10. INCOME TAXES

         Consolidated pre-tax income for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

                                2003      2002      2001
                              --------  --------  --------
US operations.............    $ 22,984  $ 26,118  $ 21,115
Foreign operations........      35,670    24,915    25,211
                              --------  --------  --------
     Total................    $ 58,654  $ 51,033  $ 46,326
                              ========  ========  ========

         The components of the income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

                                 2003       2002      2001
                              --------   --------   ---------
Current:
  Federal..................   $  2,047   $ (3,797)  $   2,451
  State....................        464      1,482       1,450
  Foreign..................     10,997      8,775       9,657
                              --------   --------   ---------
                                13,508      6,460      13,558
                              --------   --------   ---------
Deferred:
  Federal..................       (918)     3,209     (12,153)
  State....................        256        374        (209)
  Foreign..................      1,376      1,314         858
                              --------   --------   ---------
                                   714      4,897     (11,504)
                              --------   --------   ---------
     Total Provision.......   $ 14,222   $ 11,357   $   2,054
                              ========   ========   =========

         The provision for taxes differs from an amount computed at statutory rates as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                               2003      2002       2001
                                             --------  --------   ---------
Federal tax expense at statutory rates.....  $ 20,529  $ 17,860   $  16,490
Foreign income tax rate differential.......       610     2,029       2,472
Nondeductible expenses.....................     1,068       435       2,867
Foreign distributions......................        --        --       6,650
State tax expense (benefit), net of federal       468     1,208       1,296
 benefits..................................
Manufacturing and processing profits             (723)     (660)       (782)
 deduction.................................
Adjustment of valuation allowance..........    (7,722)   (8,452)    (26,939)
Other, net.................................        (8)   (1,063)         --
                                             --------- --------   ---------
     Net income tax provision..............  $ 14,222  $ 11,357   $   2,054
                                             ========  ========   =========

         The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

                                             2003        2002
                                          ---------   ---------
Deferred tax assets:
  Net operating loss carryforward......   $  22,134   $  25,796
  Allowance for doubtful accounts......         537         563
  Inventory............................       1,177       1,099
  Employee benefits....................       4,183       3,017
  Intangibles..........................         750       1,037
  Reserves.............................         608         440
  Accrued liabilities..................         441         796
  Other................................       3,441       3,187
                                          ---------   ---------
  Gross deferred tax asset.............      33,271      35,935
  Less: valuation allowance............     (12,030)    (19,652)
                                          ---------   ---------
  Net deferred tax asset...............      21,241      16,283
                                          ---------   ---------
Deferred tax liabilities:
  Depreciation.........................     (34,423)    (28,372)
  Unearned revenue.....................        (554)       (501)
  Inventory............................        (619)       (606)
  Other................................      (1,939)     (1,274)
                                          ---------   ---------
  Deferred tax liability...............     (37,535)    (30,753)
                                          ---------   ---------
     Net deferred tax liability........   $ (16,294)  $ (14,470)
                                          =========   =========

         Reclassifications of the Company's deferred tax balance based on net current items and net non-current items as of December 31, 2003 is as follows (in thousands):

                                            2003
                                          ---------
Current asset
Current deferred tax asset.............   $   3,117
Long term  deferred tax liability......     (19,411)
                                          ---------
Net deferred tax liability.............   $ (16,294)
                                          =========

         For US federal income tax purposes, the Company has net operating loss carryforwards of approximately $63.2 million for regular income taxes that will expire in the years 2008 through 2020. The Company's net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Based on these limitations, the years the carryforwards expire, and the uncertainty in achieving levels of taxable income required for their utilization, the Company has provided a valuation allowance on a portion of these carryforwards. The Company has federal alternative minimum tax net operating loss carryforwards of $44.5 million, which will expire in the years 2010 through 2020.

         The Company has $2.9 million of net operating loss carryforwards associated with its Canadian subsidiary's Chilean operations as of December 31, 2003. These losses may be carried forward indefinitely; however, such losses may only be used to offset future Chilean taxable income. Accordingly, the Company has provided a full valuation allowance against the associated deferred tax asset.

         Appropriate US and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $98.7 million at December 31, 2003. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

         At December 31, 2003, the Company had a valuation allowance of $12.0 million, which reflects a $7.6 million decrease from the amount at December 31, 2002. The reduction in the valuation allowance is being made because management believes, based on the weight of available evidence, that it is more likely than not that this additional portion of the Company's net operating losses will be utilized prior to the expiration of its carryforward period.

         During the year ended December 31, 2003, the Company recognized a tax benefit triggered by employee exercises of stock options totaling $1.6 million. Such benefit was credited to additional paid-in capital.

11. SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid during the years ended December 31, 2003, 2002 and 2001 for interest and income taxes was as follows (in thousands):

                                        2003     2002    2001
                                      -------  -------  -------
Interest..........................    $ 7,721  $ 4,728  $12,366
Income taxes, net of refunds......    $12,901  $ 9,446  $12,736

         Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

                                                    2003        2002       2001
                                                 ---------   ---------   --------
Fair value of assets acquired and goodwill....   $  18,868   $  85,132   $  7,766
Liabilities assumed...........................      (2,000)    (13,122)    (1,795)
Noncash consideration.........................          --      (1,950)        --
Less: cash acquired...........................        (582)     (5,213)      (852)
                                                 ---------   ---------   --------
Cash used in acquisition of businesses........   $  16,286   $  64,847   $  5,119
                                                 =========   =========   ========

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

         Minimum future operating lease obligations in effect at December 31, 2003, are as follows (in thousands):

                              OPERATING
                               LEASES
                              ---------
2004........................  $   3,769
2005........................      2,605
2006........................      1,355
2007........................        691
2008........................        509
Thereafter..................      2,678
                              ---------
     Total..................  $  11,607
                              =========

         Rental expense under operating leases was $4.9 million, $4.3 million and $3.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         As of December 31, 2003, the Company had entered into forward purchase option contracts through February 25, 2004 with a bank totaling $5.0 million for the purchase of foreign currency as a hedge to expected future billings. The contract purchase rate was favorable to the December 31, 2003 currency exchange rate by almost 15%. We have incurred no material gains or losses from foreign currency hedging activities.

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

13. RELATED-PARTY TRANSACTIONS

         The Company incurred legal fees totaling $240,000 in 2001 for services rendered by a law firm in connection with a possible acquisition of a company. A member of the Company's Board of Directors is a partner with that law firm. No transaction resulted from the acquisition effort.

         The company currently rents land and buildings from a former officer of a subsidiary of the Company and pays a monthly rent of $5,556. Such officer was the previous owner of a business acquired by Oil States.

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

         The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated, (the Stock Option Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the Company's compensation committee of its Board of Directors. All option grants made from February 2001 to December 2003 have been priced at the closing price on the day of grant, vest 25% per year and have a ten-year life. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at December 31, 2003, 2002 and 2001, would have been as follows (in thousands, except per share amounts):

                                                             2003       2002       2001
                                                          ---------   --------   --------
Net income attributable to common shares as reported...   $  44,432   $ 39,676   $ 42,635
Deduct: Total stock-based employee compensation
 expense determined under fair value based method for
 all awards, net of related tax effects................      (2,195)    (1,950)    (1,540)
                                                          ---------   --------   --------
Pro forma net income...................................   $  42,237   $ 37,726   $ 41,095
                                                          =========   ========   ========
Net income attributable to common shares per share,
  as reported:
  Basic................................................   $    0.92   $   0.82   $   0.94
  Diluted..............................................        0.90       0.81       0.93
Pro forma net income attributable to common shares,
  as if fair value method had been applied to all
  awards:
  Basic................................................   $    0.87   $   0.78   $   0.91
  Diluted..............................................        0.86       0.77       0.89

         The following table summarizes stock option activity for each of the years ended December 31, 2001, 2002 and 2003:

                                               STOCK OPTION PLAN
                                          ---------------------------
                                                         WEIGHTED
                                                          AVERAGE
                                            OPTIONS    EXERCISE PRICE
                                          ----------   --------------
Balance at December 31, 2000...........      836,871        8.31
  Granted..............................    1,389,060        8.02
  Exercised............................      (75,820)       5.94
  Forfeited............................      (94,619)       7.95
                                          ----------
Balance at December 31, 2001...........    2,055,492        8.24
  Granted..............................      730,250        8.27
  Exercised............................     (190,951)       6.31
  Forfeited............................     (155,718)       8.19
                                          ----------
Balance at December 31, 2002...........    2,439,073        8.40
  Granted..............................    1,020,750       11.31
  Exercised............................     (638,442)       6.39
  Forfeited............................     (140,638)      12.28
                                          ----------
Balance at December 31, 2003...........    2,680,743        9.78
Exercisable at December 31, 2001.......      717,533        7.98
Exercisable at December 31, 2002.......      976,605        8.22
Exercisable at December 31, 2003.......      805,050        9.18

         The following table summarizes information for stock options outstanding at December 31, 2003:

                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                      -----------------------------------  ----------------------
                                    WEIGHTED
                        NUMBER       AVERAGE     WEIGHTED    NUMBER     WEIGHTED
                      OUTSTANDING   REMAINING    AVERAGE   EXERCISABLE   AVERAGE
 RANGE OF EXERCISE       AS OF     CONTRACTUAL  EXERCISE      AS OF     EXERCISE
       PRICES         12/31/2003      LIFE        PRICE     12/31/2003    PRICE
--------------------  -----------  -----------   --------  -----------  ---------
$5.6659  -  $ 6.5432    163,881       1.62      $  5.9957    159,547    $  6.0018
$8.0000  -  $ 8.0000    611,936       8.12      $  8.0000    137,754    $  8.0000
$8.1790  -  $ 8.6529    176,126       6.33      $  8.3459    100,876    $  8.3578
$9.0000  -  $ 9.0000    644,700       7.11      $  9.0000    295,700    $  9.0000
$9.8148  -  $11.4506     61,481       4.37      $ 10.5853     43,669    $ 10.6160
$11.4900 -  $30.0000  1,022,619       8.51      $ 12.1500     67,504    $ 20.2427
                      ---------       ----      ---------    -------    ---------
$5.6659 - $30.0000    2,680,743       7.42      $  9.7831    805,050    $  9.1846

         At December 31, 2003, 2,014,044 options were available for future grant under the Stock Option Plan.

         The weighted average fair values of options granted during 2003, 2002, and 2001 were $4.55, $5.31, and $5.48 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates of 3.0%, 5.2%, and 5.0%, no expected dividend yield, expected lives of 5.5, 10.0, and 8.3 years, and an expected volatility of 37%, 45% and 45%.

DEFERRED COMPENSATION PLAN

         The Company maintains a deferred compensation plan ("Deferred Compensation Plan"). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors fees and/or salary and annual bonuses, as applicable, and it permits the Company to make discretionary contributions to any participant's account. All contributions to the participants' accounts vest immediately. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust ("Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in pre-approved mutual funds held by the Trust. Prior to November 1, 2003, participants also had the ability to direct the Plan Administrator to invest the assets in their accounts in Company common stock. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants' individual accounts within the Trust. Current balances invested in Company common stock may not be further increased. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Plan in cash. At December 31, 2003, the balance of the assets in the Trust totaled $2.4 million, including 33,423 shares of common stock of the Company reflected as treasury stock at a value of $0.3 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested."

         Assets of the Trust, other than common stock of the Company, are invested in nine funds covering a variety of securities and investment strategies. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Trust also holds common shares of the Company. The Company's common stock that is held by the Trust has been classified as treasury stock in the stockholders' equity section of the consolidated balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company's common stock that are reflected as treasury stock, at December 31, 2003 was $2.0 million and is classified as "Other noncurrent assets" in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2003, including the market value of the shares of the Company's common stock that are reflected as treasury stock, was $2.5 million and is classified as "Other liabilities" in the consolidated balance sheet.

         In accordance with EITF 97-14, all market value fluctuations of the Trust assets have been reflected in the consolidated and combined statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated and combined statements of income. In response to the changes in total market value of the Company's common stock held by the Trust, the Company recorded net compensation expense adjustments of $0.1 million in both 2003 and 2002.

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

         Financial information by industry segment for each of the three years ended December 31, 2003, 2002 and 2001, is summarized in the following table in thousands. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                        CORPORATE
                                      OFFSHORE   WELLSITE    TUBULAR       AND
                                      PRODUCTS   SERVICES   SERVICES   ELIMINATIONS     TOTAL
                                     ----------  ---------  ---------  ------------   ---------
2003
  Revenues from unaffiliated
    customers.....................   $  231,897  $ 256,060  $ 235,724  $         --   $ 723,681
  Depreciation and amortization...        7,765     19,448        642            50      27,905
  Operating income (loss).........       27,850     37,245      5,949        (5.877)     65,167
  Cash capital expenditures.......       10,778     30,178        188           117      41,261
  Total assets....................      257,227    308,266    139,305        12,388     717,186
2002
  Revenues from unaffiliated
    customers.....................    $ 190,638  $ 209,842  $ 216,368  $         --   $ 616,848
  Depreciation and amortization...        6,056     16,562        593           101      23,312
  Operating income (loss).........       27,249     27,372      5,442        (5,503)     54,560
  Cash capital expenditures.......        6,593     19,302        187             4      26,086
  Total assets....................      242,701    254,949    137,112         9,454     644,216
2001
  Revenues from unaffiliated
    customers.....................   $  129,349  $ 239,777  $ 302,079  $         --   $ 671,205
  Depreciation and amortization...        6,420     16,522      1,786         3,311      28,039
  Operating income (loss).........        6,588     47,409     10,456        (8,757)     55,696
  Cash capital expenditures.......        4,708     24,131        732           100      29,671
  Total assets....................      136,527    241,621    148,491         3,244     529,883

         Financial information by geographic segment for each of the three years ended December 31, 2003, 2002 and 2001, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

                                 UNITED               UNITED     OTHER
                                 STATES    CANADA     KINGDOM    NON-US   TOTAL
                                --------  ---------   -------   -------  ---------
2003
  Revenues from unaffiliated
     customers..............    $511,895  $ 126,352   $56,556   $28,878  $ 723,681
  Long-lived assets.........     317,605     82,529    17,969    11,006    429,109
2002
  Revenues from unaffiliated
     customers..............    $427,578  $  96,087   $53,023   $40,160  $ 616,848
  Long-lived assets.........     292,056     67,721    16,184    12,449    388,410
2001
  Revenues from unaffiliated
     customers..............    $451,690  $ 108,685   $41,138   $69,692  $ 671,205
  Long-lived assets.........     231,086     67,841    17,698    10,637    327,262

         One customer accounted for between 5% and 7% of the Company's revenues in each of the years ended December 31, 2003, 2002 and 2001. No other customer accounted for more than 5% of the Company's revenues in the periods presented.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes quarterly financial information for 2003, 2002 and 2001 (in thousands, except per share amounts):

                                    FIRST        SECOND      THIRD      FOURTH
                                   QUARTER       QUARTER    QUARTER     QUARTER
                                  ---------     ---------  ---------   ---------
2003
  Revenues(1)...................  $ 185,577     $ 163,564  $ 177,170   $ 197,370
  Gross profit*.................     40,609        36,233     37,815      35,910
  Net income ...................     13,369        10,154     11,334       9,575
  Basic earnings per share......       0.28          0.21       0.23        0.20
  Diluted earnings per share....       0.27          0.21       0.23        0.19
2002
  Revenues(1)...................  $ 150,600     $ 150,839  $ 154,595   $ 160,814
  Gross profit*.................     30,447        29,149     32,839      37,360
  Net income....................      9,808         8,219     10,188      11,461
  Basic earnings per share......       0.20          0.17       0.21        0.24
  Diluted earnings per share....       0.20          0.17       0.21        0.23
2001
  Revenues(1)...................  $ 142,976(2)  $ 175,333  $ 173,510   $ 179,386
  Gross profit*.................     34,798        33,711     33,120      31,784
  Net income....................     11,030        10,261     10,302      11,083
  Basic earnings per share             0.30          0.21       0.21        0.23
  Diluted earnings per share:          0.29          0.21       0.21        0.23

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

----------

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

17. VALUATION ALLOWANCES

         Activity in the valuation accounts was as follows (in thousands):

                                 BALANCE AT  CHARGED TO              TRANSLATION  BALANCE AT
                                  BEGINNING   COSTS AND              AND OTHER,     END OF
                                  OF PERIOD   EXPENSES   DEDUCTIONS      NET        PERIOD
                                 ----------  ----------  ----------  -----------  ----------
Year Ended December 31, 2003:
  Allowance for doubtful
     accounts receivable.......   $  2,287    $   702     $   (633)    $(335)      $  2,021
  Reserve for inventories......      4,778        380          (29)      150          5,279
  Reserves related to
     discontinued operations...      5,757         --         (972)       --          4,785
Year Ended December 31, 2002:
  Allowance for doubtful
     accounts receivable.......   $  2,733    $   221     $ (1,266)    $ 599       $  2,287
  Reserve for inventories......      5,697       (198)        (810)       89          4,778
  Reserves related to
     discontinued operations...      6,109         --         (352)       --          5,757
Year Ended December 31, 2001:
  Allowance for doubtful
     accounts receivable.......   $  2,155    $ 1,064     $   (729)    $ 243       $  2,733
  Reserve for inventories......      4,915      1,119         (740)      403          5,697
  Reserves related to
     discontinued operations...      6,512         --         (403)       --          6,109

18. SUBSEQUENT EVENT (UNAUDITED)

         In January 2004, the Company completed the acquisition of several related rental tool companies. The companies, based in South Texas, are leading providers of thru-tubing services and ancillary equipment rentals. These companies have been combined with our rental tool subsidiary, and will report through the Well Site Services segment. The Company paid a total of $34.7 million in cash for the stock of the companies which was funded by the Company's credit facility. Combined revenues for the acquired companies for the year ended December 31, 2003 were approximately $15.4 million.

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

  4.3       --  First Amendment to the Amended and Restated Registration Rights
                Agreement dated May 17, 2002 (incorporated by reference to
                Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

  10.1      --  Combination Agreement dated as of July 31, 2000 by and among Oil
                States International, Inc., HWC Energy Services, Inc., Merger
                Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI
                Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No.
                333-43400)).

  10.2      --  Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

  10.3      --  Support Agreement between Oil States International, Inc. and PTI
                Holdco (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December
                31, 2000, as filed with the Commission on March 30, 2001).

  10.4      --  Voting and Exchange Trust Agreement by and among Oil States
                International, Inc., PTI Holdco and Montreal Trust Company of
                Canada (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December
                31, 2000, as filed with the Commission on March 30, 2001).

  10.5**    --  2001 Equity Participation Plan (incorporated by reference to
                Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 2000, as filed with the Commission on
                March 30, 2001).

  10.6*     --  Deferred Compensation Plan effective November 1, 2003.

  10.7**    --  Annual Incentive Compensation Plan (incorporated by reference to
                Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 2000, as filed with the Commission on
                March 30, 2001).

  10.8**    --  Executive Agreement between Oil States International, Inc. and
                Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 2000, as filed with the Commission on March 30,
                2001).

  10.9**    --  Executive Agreement between Oil States International, Inc. and
                Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 2000, as filed with the Commission on March 30,
                2001).

  10.10**   --  Form of Executive Agreement between Oil States International,
                Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company's Registration
                Statement on Form S-1 (File No. 333-43400)).

  10.11**   --  Form of Change of Control Severance Plan for Selected Members of
                Management (incorporated by reference to Exhibit 10.11 of the
                Company's Registration Statement on Form S-1 (File No.
                333-43400)).

  10.12     --  Credit Agreement, dated as of October 30, 2003, among Oil States
                International, Inc., the Lenders named therein and Wells Fargo
                Bank Texas, National Association, as Administrative Agent and
                U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian
                Administrative Agent and Canadian Collateral Agent; Hibernia
                National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as
                Co-Documentation Agents (incorporated by reference to Exhibit
                10.12 to the Company's Quarterly Report on Form 10Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)

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

  10.14**   --  Form of Indemnification Agreement (incorporated by reference to
                Exhibit 10.14 of the Company's Registration Statement on Form
                S-1 (File No. 333-43400)).

  10.15**   --  Form of Executive Agreement between Oil States International,
                Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).

  10.16**   --  Douglas E. Swanson contingent option award dated as of February
                11, 2002 (incorporated by reference to Exhibit 10.17 to the
                Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on
                November 13, 2002).

  10.17**   --  Form of Executive Agreement between Oil States International,
                Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on
                Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

  21.1*     --  List of subsidiaries of the Company.

  23.1*     --  Consent of Ernst & Young LLP

  24.1*     --  Powers of Attorney for Directors

  31.1*     --  Certification of Chief Executive Officer of Oil States
                International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                under the Securities Exchange Act of 1934.

  31.2*     --  Certification of Chief Financial Officer of Oil States
                International, Inc. pursuant to Rules 13a-14(a) under the
                Securities Exchange Act of 1934.

  32.1***   --  Certification of Chief Executive Officer of Oil States
                International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                under the Securities Exchange Act of 1934.

  32.2***   --  Certification of Chief Financial Officer of Oil States
                International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                under the Securities Exchange Act of 1934.

----------
*   Filed herewith

**  Management contracts or compensatory plans or arrangements

*** Furnished herewith