Form 10-Q
period 2004-03-31
OIL STATES INTERNATIONAL INC
filed 2004-05-07
CIK 1121484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________to ________________________

                         Commission file number 1-16337

                         OIL STATES INTERNATIONAL, INC.

                             -----------------------

             (Exact name of registrant as specified in its charter)

                    Delaware                             76-0476605
         -------------------------------             -------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

Three Allen Center, 333 Clay Street, Suite 3460,            77002
                 Houston, Texas                          ----------
------------------------------------------------         (Zip Code)
    (Address of principal executive offices)

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

                                 YES [X] NO [ ]

        The Registrant had 49,240,879 shares of common stock outstanding as of April 30, 2004.

                         OIL STATES INTERNATIONAL, INC.

                                      INDEX

                         Part I -- FINANCIAL INFORMATION                                           PAGE NO.
                                                                                                   --------
Item 1.    Financial Statements:

           Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Statements of Income for the Three Months
              Ended March 31, 2004 and 2003                                                              3

             Consolidated Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003              4

             Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2004 and 2003                                                              5

           Notes to Unaudited Condensed Consolidated Financial Statements                           6 - 10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   11 - 17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   17

Item 4.    Controls and Procedures                                                                      18

                          Part II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            19

Item 2.    Changes in Securities and Use of Proceeds                                                    19

Item 3.    Default Upon Senior Securities                                                               19

Item 4.    Submission of Matters to a Vote of Security Holders                                          19

Item 5.    Other Information                                                                            19

Item 6.    Exhibits and Reports on Form 8-K                                                             19

             (a) Index of Exhibits                                                                 19 - 21

             (b) Report on Form 8-K                                                                     21

           Signature Page and Certifications                                                       22 - 26

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                               MARCH 31,
                                                        ----------------------
                                                          2004         2003
                                                        ---------     --------
Revenues............................................    $ 204,190     $185,577

Costs and expenses:
  Cost of sales......................................     161,297      144,968
  Selling, general and administrative expenses.......      14,691       13,753
  Depreciation and amortization expense..............       8,572        6,458
  Other operating expense ...........................         532           52
                                                        ---------     --------
                                                          185,092      165,231
                                                        ---------     --------
Operating income.....................................      19,098       20,346

Interest income......................................          81           70
Interest expense.....................................      (1,647)      (1,691)
Other income ........................................         145          105
                                                        ---------     --------
Income before income taxes...........................      17,677       18,830
Income tax expense...................................      (1,520)      (5,461)
                                                        ---------     --------
Net income..........................................    $  16,157     $ 13,369
                                                        =========     ========
Earnings per share:
  Basic.............................................    $    0.33     $   0.28
  Diluted...........................................    $    0.32     $   0.27

Weighted average number of common shares outstanding:
  Basic..............................................      49,129       48,463
  Diluted............................................      49,754       49,099

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2004              2003
                                                                   -----------      -----------
                                                                   (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents...............................         $    20,665      $     19,318
  Accounts receivable, net................................             159,004           137,484
  Inventories, net........................................             123,147           121,319
  Prepaid expenses and other current assets...............               8,811             9,956
                                                                   -----------      ------------
    Total current assets..................................             311,627           288,077

Property, plant, and equipment, net.......................             201,593           194,136
Goodwill, net.............................................             250,374           224,054
Other intangible assets, net..............................               7,222             5,870
Other noncurrent assets...................................               5,050             5,049
                                                                   -----------      ------------
     Total assets.........................................         $   775,866      $    717,186
                                                                   ===========      ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities................         $    88,436      $     89,243
  Income taxes............................................               5,142             3,020
  Current portion of long-term debt.......................                 853               873
  Deferred revenue........................................               8,394             4,784
  Other current liabilities...............................               2,758               937
                                                                   -----------      ------------
     Total current liabilities............................             105,583            98,857

  Long-term debt..........................................             174,406           136,246
  Deferred income taxes...................................              16,313            19,411
  Postretirement healthcare benefits......................               2,594             2,662
  Other liabilities.......................................               5,024             4,899
                                                                   -----------      ------------
     Total liabilities....................................             303,920           262,075

Stockholders' equity:
  Common stock............................................                 492               492
  Additional paid-in capital..............................             334,244           333,855
  Retained earnings.......................................             124,975           108,818
  Accumulated other comprehensive income .................              12,565            12,289
  Treasury stock..........................................                (330)             (343)
                                                                   -----------      ------------
     Total stockholders' equity...........................             471,946           455,111
                                                                   -----------      ------------
     Total liabilities and stockholders' equity...........         $   775,866      $    717,186
                                                                   ===========      ============

                 The accompanying notes are an integral part of
                           these financial statements.

                 OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------
                                                                                2004                 2003
                                                                             ----------            --------
Cash flows from operating activities:
  Net income......................................................           $   16,157            $ 13,369
  Adjustments to reconcile net income to net cash from
    operating activities:
    Provision for loss on accounts receivable.....................                  139                 159
    Depreciation and amortization.................................                8,572               6,458
    Deferred income tax provision (benefit).......................               (5,108)                178
    Other, net....................................................                  395                 206
    Changes in working capital....................................              (15,016)            (19,064)
                                                                             ----------            --------
      Net cash flows provided by operating activities.............                5,139               1,306

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired................              (32,916)               (236)
  Capital expenditures............................................               (8,896)             (5,689)
  Proceeds from sale of equipment.................................                  218                 202
  Other, net......................................................                    7                   -
                                                                             ----------            --------
      Net cash flows used in investing activities.................              (41,587)             (5,723)

Cash flows from financing activities:
  Revolving credit borrowings (repayments)........................               38,030                (147)
  Debt repayments.................................................                 (208)               (252)
  Issuance of common stock........................................                  471                 259
  Other, net......................................................                 (164)               (394)
                                                                             ----------            --------
      Net cash flows provided by (used in) financing activities...               38,129                (534)

Effect of exchange rate changes on cash...........................                 (144)                488
                                                                             ----------            --------
Net increase (decrease) in cash and cash equivalents from
 continuing operations............................................                1,537              (4,463)
Net cash used in discontinued operations..........................                 (190)                (44)
Cash and cash equivalents, beginning of period....................               19,318              11,118
                                                                             ----------            --------
Cash and cash equivalents, end of period..........................           $   20,665            $  6,611
                                                                             ==========            ========

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

      The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

2. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

      Additional information regarding selected balance sheet accounts is presented below (in thousands):

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2004              2003
                                                                               ---------      ------------
Accounts receivable, net:
  Trade...............................................................         $ 132,287      $    113,003
  Unbilled revenue....................................................            26,967            24,018
  Other...............................................................             1,729             2,484
  Allowance for doubtful accounts.....................................            (1,979)           (2,021)
                                                                               ---------      ------------
                                                                               $ 159,004      $    137,484
                                                                               =========      ============

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2004             2003
                                                                               ---------      ------------
Inventories, net:
  Tubular goods.......................................................         $  59,758      $     65,026
  Other finished goods and purchased products.........................            25,780            26,286
  Work in process.....................................................            26,003            20,117
  Raw materials.......................................................            17,031            15,169
                                                                               ---------      ------------

  Total inventories...................................................           128,572           126,598
  Inventory reserves..................................................            (5,425)           (5,279)
                                                                               ---------      ------------
                                                                               $ 123,147      $    121,319
                                                                               =========      ============


                                                              ESTIMATED          MARCH 31,   DECEMBER 31,
                                                             USEFUL LIFE           2004          2003
                                                             -----------         ---------   ------------
Property, plant and equipment, net:
  Land....................................................                       $   5,218   $      5,264
  Buildings and leasehold improvements....................    2-40 years            44,050         43,784
  Machinery and equipment.................................    2-20 years           203,850        198,677
  Rental tools............................................    3-10 years            48,555         40,960
  Office furniture and equipment..........................    1-10 years            15,067         14,676
  Vehicles................................................     2-5 years             9,131          8,521
  Construction in progress................................                           6,605          5,712
                                                                                 ---------   ------------

  Total property, plant and equipment.....................                         332,476        317,594
  Less: Accumulated depreciation..........................                        (130,883)      (123,458)
                                                                                 --------    ------------
                                                                                 $ 201,593   $    194,136
                                                                                 =========   ============

                                                                        MARCH 31,  DECEMBER 31,
                                                                          2004         2003
                                                                        ---------  ------------
Accounts payable and accrued liabilities:
   Trade accounts payable.......................................        $  62,005  $     59,423
   Accrued compensation.........................................            7,901        12,572
   Accrued insurance............................................            4,032         3,518
   Accrued taxes, other than income taxes.......................            2,771         2,028
   Reserves related to discontinued operations..................            4,595         4,785
   Other........................................................            7,132         6,917
                                                                        ---------  ------------
                                                                        $  88,436  $     89,243
                                                                        =========  ============

      Changes in the carrying amount of goodwill for the three month period ended March 31, 2004 are as follows (in thousands):

                                                OFFSHORE       WELLSITE      TUBULAR
                                                PRODUCTS       SERVICES      SERVICES        TOTAL
                                                ---------      --------    -----------     ----------
Balance as of January 1, 2004.............      $  74,800      $ 99,675    $    49,579     $  224,054

Goodwill acquired ........................              -        26,415              -         26,415
Foreign currency translation and other
   changes................................            194          (289)             -            (95)
                                                ---------      --------    -----------     ----------
Balance as of March 31, 2004..............      $  74,994      $125,801    $    49,579     $  250,374
                                                =========      ========    ===========     ==========

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

      Financial information by industry segment for each of the three months period ended March 31, 2004 and 2003 is summarized in the following table (in thousands):

                                         OFFSHORE       WELLSITE       TUBULAR        CORPORATE AND
                                         PRODUCTS       SERVICES       SERVICES        ELIMINATIONS          TOTAL
                                         --------      ---------      --------        -------------        ----------
Three months ended March 31, 2004
   Revenues from unaffiliated
    customers.......................     $ 41,888      $  96,140      $ 66,162        $           -        $  204,190
                                         ========      =========      ========        =============        ==========
   Depreciation and amortization....        2,248          6,151           157                   16             8,572
                                         ========      =========      ========        =============        ==========
   Operating income (loss)..........         (798)        17,520         3,767               (1,391)           19,098
                                         ========      =========      ========        =============        ==========
   Capital expenditures.............        1,071          7,724           101                    -             8,896
                                         ========      =========      ========        =============        ==========
   Total assets.....................      256,435        371,888       136,285               11,258           775,866
                                         ========      =========      ========        =============        ==========
Three months ended March 31, 2003
   Revenues from unaffiliated
    customers.......................     $ 57,588      $  78,838      $ 49,151        $           -        $  185,577
                                         ========      =========      ========        =============        ==========
   Depreciation and amortization....        1,833          4,453           159                   13             6,458
                                         ========      =========      ========        =============        ==========
   Operating income (loss)..........        5,627         15,080           959               (1,320)           20,346
                                         ========      =========      ========        =============        ==========
   Capital expenditures.............          617          4,962           110                    -             5,689
                                         ========      =========      ========        =============        ==========
   Total assets.....................      236,873        282,980       137,795               10,136           667,784
                                         ========      =========      ========        =============        ==========

4. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:

      Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

                                            THREE MONTHS
                                           ENDED MARCH 31,
                                       -----------------------
                                          2004         2003
                                       -----------   ---------
Comprehensive income:
   Net income...................       $    16,157   $  13,369
   Cumulative translation                      276       3,678
                                       -----------   ---------
adjustment......................
   Total comprehensive income...       $    16,433   $  17,047
                                       ===========   =========

Shares of common stock outstanding - January 1, 2004....      49,161,599

   Shares issued upon exercise of stock options.........          53,780
   Repurchase of shares which were cancelled............         (10,000)
                                                              ----------
Shares of common stock outstanding - March 31, 2004.....      49,205,379
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

      The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Stock Option
Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company's Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a life ranging from six to ten years. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at March 31, 2004 and 2003, would have been as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                         2004           2003
Net income as reported.............................    $16,157        $  13,369
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related
  tax effects .....................................       (788)            (499)
                                                       -------        ---------
Pro forma net income...............................    $15,369        $  12,870
                                                       =======        =========
Net income per share as reported:
  Basic............................................    $  0.33        $    0.28
  Diluted..........................................       0.32             0.27
Pro forma net income per share as if fair value
  method had been applied to all awards:
  Basic............................................    $  0.31        $    0.27
  Diluted..........................................       0.31             0.26

6 INCOME TAXES

      Our primary deferred tax asset, which totaled approximately $22.1 million at December 31, 2003, is related to $63.2 million in federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $12 million was provided against the deferred tax asset associated with our NOLs at December 31, 2003. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income generated by the Company. The Company's ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however it did not significantly change the Company's NOL utilization expectations.

      The Company's income tax provision for the three months ended March 31, 2004 totaled $1.5 million, or 8.6% of pretax income. Included in the first quarter provision is a $5.4 million income tax benefit related to the partial reversal of the $12 million valuation allowance applied against NOLs which were recorded as of the prior year end, leaving a remaining valuation allowance of $6.6 million at March 31, 2004. Based upon the positive earnings that the Company has generated for both financial and tax reporting purposes during the three-year period since its formation, the Company believes that it will more likely than not generate sufficient taxable income in future years to realize the benefit of all but $6.6 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $5.4 million income tax benefit during the quarter, the Company has recognized the associated income tax benefit, on a cumulative basis, of approximately $44.2 million of its $63.2 million of available federal net operating loss carryforwards.

      We currently estimate that our effective tax rate for the full year 2004 will approximate 30.0%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations. Based upon the loss limitation provisions of Section 382, we should be able to utilize approximately $29 million of our NOLs to offset taxable income generated by the Company during the tax year ended December 31, 2004.

7. POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

      The Company provides healthcare and other insurance benefits for approximately 360 eligible retired employees and dependent spouses. This plan is no longer available to current employees. The healthcare plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums, and co-payment requirements. The net periodic benefit cost, including the components therein, are not material.

8. COMMITMENTS AND CONTINGENCIES

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

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to "Item 1. Business" including the risk factors discussed therein and the financial statement line item discussions set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Form 10-K Annual Report for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004 and Item 2., which follows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

      This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

CRITICAL ACCOUNTING POLICIES

      In our selection of critical accounting policies, our objective is to properly reflect our financial position and results of operations in each reporting period in a manner that will be understood by those who utilize our financial statements. Often we must use our judgment about uncertainties.

      There are several critical accounting policies that we have put into practice that have an important effect on our reported financial results. There have been no changes in these policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not likely be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made. See also "Note 6 - Income Taxes" and "Tax Matters" herein.

      The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

OVERVIEW

      We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which is driven largely by our customers' outlook for longer-term future oil prices. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity and the types of wells being drilled. Both well site and tubular services' activity is correlated to land and offshore drilling activity.

      We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

                                      AVERAGE RIG COUNT FOR THE YEAR ENDED
                                                   DECEMBER 31,
                                 ---------------------------------------------
                                  2003       2002       2001      2000   1999
                                 ------     ------      -----     -----  -----
Land.....................           924        718      1,003       778    518

Offshore.................           108        113        153       140    106
                                 ------     ------      -----     -----  -----
Total U.S................         1,032        831      1,156       918    624
                                 ------     ------      -----     -----  -----
Canada (1)...............           372        266        341       345    245
                                 ------     ------      -----     -----  -----
     North America.......         1,404      1,097      1,497     1,263    869
                                 ======     ======      =====     =====  =====


                                                  AVERAGE RIG COUNT FOR THE
                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      2004          2003
                                                     ------        ------
Land...........................................       1,021           793

Offshore.......................................          98           108
                                                     ------        ------
Total U.S......................................       1,119           901
                                                     ------        ------
Canada (1).....................................         528           494
                                                     ------        ------
     North America.............................       1,647         1,395
                                                     ======        ======

--------------

(1) Canadian rig counts typically increase during the peak winter drilling season.

      The average North American rig count in the quarter ended March 31, 2004 increased 252 rigs, or 18.1%, compared to the quarter ended March 31, 2003. This overall increase in activity, while tempered somewhat by continued low activity levels in the U.S. Gulf of Mexico, did contribute to increased revenues in our well site and tubular services segments. Our well site services results for the first quarter of 2004 also benefited from acquisitions made in our rental tool business in the last six months, contributions from two newly built rigs working in West Texas and higher year over year contributions from an international catering and facility management contract. Offshore products results weakened compared to recent quarters primarily due to decreased activity and revenues during the quarter, which also led to reduced cost absorption in several of the companies manufacturing facilities. Additionally, offshore products margins were lower in the current period compared to last year due to lower activity levels and a less favorable mix of higher margin connector and other highly engineered products. However, offshore products' outlook improved during the quarter as our backlog grew to $76.9 million at March 31, 2004 compared to $62.6 million at December 31, 2003, a 23% increase. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. While change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend, we believe activity levels will increase in future quarters compared to the first quarter of 2004.

      Our tubular services group shipped 67,300 tons in the first quarter of 2004 compared to 81,700 tons in the fourth quarter of 2003 and 56,600 tons in the first quarter of 2003. Tubular services benefited from a 30% year over year increase in U.S. land drilling activity and a significant increase in OCTG prices during the quarter, partially offset by reduced offshore activity in the U.S. Gulf of Mexico. Certain large fourth quarter 2003 tubular shipments did not reoccur in the first quarter of 2004 and resulted in lower comparative tons shipped in the current quarter.

      During the first quarter of 2004, the results generated by our Canadian remote accommodations and catering operations benefited from strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.76 in the first quarter of 2004 compared to $0.66 in the first quarter of 2003.

      The Company's income tax provision for the three months ended March 31, 2004 totaled $1.5 million, or 8.6% of pretax income. During the first quarter of 2004, the Company recognized a $5.4 million income tax benefit related to the reduction during the first quarter of a portion of the valuation allowance that has been applied against the Company's net operating loss carryforwards. See "Tax Matters" discussion following.

      Management believes that fundamental oil and gas supply and demand factors will continue to support increased drilling activity in North America over time which should positively impact the Company, particularly its well site services and tubular businesses. However, there can be no assurance that these expectations will be realized.

RESULTS OF OPERATIONS (IN MILLIONS, EXCEPT MARGIN PERCENTAGES)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  2004           2003
                                                ---------      --------
Revenues
  Well Site Services.........................   $    96.1      $   78.8
  Offshore Products..........................        41.9          57.6
  Tubular Services...........................        66.2          49.2
                                                ---------      --------
       Total.................................   $   204.2      $  185.6
                                                =========      ========
Gross Margin
  Well Site Services.........................   $    29.8      $   25.2
  Offshore Products..........................         7.2          12.5
  Tubular Services...........................         5.9           2.9
                                                ---------      --------
       Total.................................   $    42.9      $   40.6
                                                =========      ========
Gross Margin as a Percent of Revenues
  Well Site Services.........................        31.0%         32.0%
  Offshore Products..........................        17.2%         21.7%
  Tubular Services...........................         8.9%          5.9%
       Total.................................        21.0%         21.9%

Operating Income (Loss)
  Well Site Services.........................   $    17.5      $   15.1
  Offshore Products..........................        (0.8)          5.6
  Tubular Services...........................         3.8           0.9
  Corporate/Other............................        (1.4)         (1.3)
                                                ---------      --------
       Total.................................   $    19.1      $   20.3
                                                =========      ========

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      REVENUES. Revenues increased $18.6 million, or 10.0%, to $204.2 million during the current quarter compared to revenues of $185.6 million during the quarter ended March 31, 2003. Tubular services revenues and tons shipped increased $17.0 million, or 34.6%, and 10,700 tons, or 18.9%, respectively, in the three months ended March 31, 2004 compared to revenues and tons shipped in the three months ended March 31, 2003 due to increased industry demand and higher OCTG prices. Well site services revenues increased $17.3 million, or 22.0%, and offshore products revenues decreased $15.7 million, or 27.3%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in Canada and the United States, favorable Canadian dollar exchange rates, the impact of capital expenditures made since the first quarter of 2003 and acquisitions, totaling $51.5 million, completed in the last six months. Offshore products revenues decreased as a result of lower activity supporting offshore production facility construction.

      GROSS MARGIN. Our gross margins, which we calculate before a deduction for depreciation expense, increased $2.3 million, or 5.7%, from $40.6 million in the quarter ended March 31, 2003 to $42.9 million in the quarter ended March 31, 2004. Our overall gross margin as a percent of revenues decreased from 21.9% in the first quarter of 2003 to 21.0% in the current quarter primarily because of lower offshore products gross margins, offset by improvements in tubular services. Well site services gross margins increased $4.6 million, or 18.3%, to $29.8 million in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $1.5 million, or 88.2%, and $1.5 million, or 28.3%, respectively, during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 as a result of higher utilization of our drilling rigs and contributions from rental tool acquisitions completed in the last six months. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $3.2 million, or 21.3%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 because of increased camp and catering activity in Canada partially offset by lower U.S. Gulf of Mexico accommodations and catering activity. Our hydraulic workover gross margins decreased by $1.6 million, or 50.0%, as a result of decreased utilization, especially in the U.S. Gulf of Mexico, the Middle East and Venezuela. Our well site services gross margin percent decreased to 31.0% in the current quarter compared to 32.0% in the first quarter of last year as a result of lower gross margins in our rental tool and hydraulic workover businesses which were partially offset by a higher land drilling gross margin percentage.

    Offshore products gross margins decreased $5.3 million, or 42.4%, from $12.5 million in the three months ended March 31, 2003 to $7.2 million in the three months ended March 31, 2004 due to decreased activity and reduced fixed cost absorption. These same factors were the primary reason that offshore products gross margin percent declined from 21.7% of revenues in the first quarter of 2003 to 17.2% in the first quarter of 2004.

      Tubular services gross margins increased to $5.9 million, or 8.9% of tubular services revenues, in the three months ended March 31, 2004 compared to $2.9 million, or 5.9% of tubular services revenues, in the three months ended March 31, 2003 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services and a significant increase in OCTG prices during the quarter.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended March 31, 2004, selling, general and administrative expenses (SG&A) totaled $14.7 million, or 7.2% of revenues, compared to SG&A of $13.8 million, or 7.4% of revenues, for the three months ended March 31, 2003. Increased SG&A expense associated with acquisitions completed since the first quarter of 2003, a non-recurring credit recorded to rent expense in the first quarter of 2003 and higher professional fees which were only partially offset by lower commissions expense and postretirement benefit costs in 2004.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.1 million in the first quarter 2004 compared to the first quarter 2003 due primarily to acquisitions of businesses completed in the last six months and capital expenditures made in the past year.

      OPERATING INCOME. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense. Our operating income decreased $1.2 million, or 5.9%, to $19.1 million for the three months ended March 31, 2004 from $20.3 million for the quarter ended March 31, 2003. Well site services operating income increased $2.4 million during the period. Offshore products operating income decreased $6.4 million while tubular services operating income increased $2.9 million.

      INTEREST EXPENSE. Interest expense was at approximately the same level for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Increased interest expense attributable to higher debt levels resulting from acquisitions completed during the quarter were offset by lower debt issuance cost amortization compared to the prior period.

      INCOME TAX EXPENSE. Income tax expense totaled $1.5 million, or 8.6% of pretax income, during the quarter ended March 31, 2004 compared to $5.5 million, or 29.0% of pretax income, during the quarter ended March 31, 2003. See "Tax Matters" discussion following.

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

      Cash was provided by operations during the three months ended March 31, 2004 and 2003 in the amounts of $5.1 million and $1.3 million, respectively. Cash provided by operations in 2004 was generated by our net income plus depreciation and amortization which was partially offset by higher working capital invested in our Canadian remote accommodations and catering operations.

      Cash was used in investing activities during the three months ended March 31, 2004 and 2003 in the amount of $41.6 million and $5.7 million, respectively. Capital expenditures totaled $8.9 million and $5.7 million during the three months ended March 31, 2004 and 2003, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services businesses and for expansion of our offshore products manufacturing capacity. Acquisitions totaled $32.9 million during the three months ended March 31, 2004. During the first quarter of 2004, the Company completed the acquisition of several related rental tool companies, requiring a net cash payment of $32.9 million. These companies have been merged into our rental tool subsidiary, and will report through the well site services segment. We currently expect to spend a total of approximately $35.0 million during 2004 for maintenance and upgrade of our equipment and facilities and also to expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

      Net cash of $38.1 million was provided by financing activities during the three months ended March 31, 2004, primarily as a result of revolving credit borrowings which were utilized for acquisitions.

      Our primary bank credit facility (the Credit Agreement) provides for $225 million of revolving credit. We have an option to increase the maximum borrowings under the Credit Agreement to $250 million prior to its maturity on October 30, 2007.

      The Credit Agreement contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries, and our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on the Company's leverage ratio, on the unused commitments under the Credit Agreement.

      As of March 31, 2004, we had $167.0 million outstanding under the Credit Agreement and an additional $11.4 million of outstanding letters of credit, leaving $46.6 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $14.1 million. We had no borrowings outstanding under these facilities as of March 31, 2004. Our total debt represented 27.1% of our total capitalization at March 31, 2004.

      We believe that cash from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the foreseeable future. The Company is currently negotiating a small strategic business acquisition that is probable of closing in the near term. Our borrowing capacity under the Credit Agreement, upon electing our option to increase the maximum borrowings to $250 million as discussed above, will be sufficient to fund the acquisition if it were to occur. If our plans or assumptions change or are inaccurate, or we make further acquisitions, we may need to raise additional capital. However, there is no assurance that we will be able to raise additional funds or be able to raise such funds on favorable terms.

TAX MATTERS

      Our primary deferred tax asset, which totaled approximately $22.1 million at December 31, 2003, is related to $63.2 million in federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $12 million was provided against the deferred tax asset associated with our NOLs at December 31, 2003. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income generated by the Company. The Company's ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however, it did not significantly change the Company's NOL utilization expectations.

      The Company's income tax provision for the three months ended March 31, 2004 totaled $1.5 million, or 8.61% of pretax income. Included in the first quarter provision is a $5.4 million income tax benefit related to the partial reversal of the $12 million valuation allowance applied against NOLs, thereby leaving a remaining valuation allowance of $6.6 million at March 31, 2004. Based upon the positive earnings that the Company has generated for both financial and tax reporting purposes during the three-year period since its formation, the Company believes that it will more likely than not generate sufficient taxable income in future years to realize the benefit of all but $6.6 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $5.4 million income tax benefit during the quarter, the Company has recognized the associated income tax benefit, on a cumulative basis, of approximately $44.2 million of its $63.2 million of available federal net operating loss carryforwards.

      We currently estimate that our effective tax rate for the full year 2004 will approximate 30.0%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations. Based upon the loss limitation provisions of Section 382, we should be able to utilize approximately $29 million of our NOLs to offset taxable income generated by the Company during the tax year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      As of March 31, 2004, we had floating rate obligations totaling approximately $167.0 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2004 levels, our consolidated interest expense would increase by a total of approximately $1.7 million annually.

      Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first quarter of 2004, we realized foreign exchange losses of $0.5 million primarily as a result of the strengthening of the UK pound versus the U.S. dollar. Our UK subsidiary had unhedged U.S. dollar denominated receivables and U.S. dollar cash balances that resulted in the majority of our foreign exchange losses during the quarter.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2004, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) ISSUER PURCHASES OF EQUITY SECURITIES

      The following table set forth certain information with respect to repurchases of our equity securities during the three months ended March 31, 2004:

------------------------------------------------------------------------------------------------------------------
                   (a) TOTAL                      (c) TOTAL NUMBER OF SHARES          (d) MAXIMUM NUMBER (OR
                   NUMBER OF      (b) AVERAGE        PURCHASED AS PART OF          APPROXIMATE DOLLAR VALUE) OF
                     SHARES        PRICE PAID      PUBLICLY ANNOUNCED PLANS      SHARES THAT MAY YET BE PURCHASED
  PERIOD           PURCHASED       PER SHARE              OR PROGRAMS               UNDER THE PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------
Month #1
(January 1 to         --              --                     --                                 --
January 31,
2004)
------------------------------------------------------------------------------------------------------------------
Month #2
(February 1 to      10,000*         $13.90                   --                                 --
February 29,
2004)
------------------------------------------------------------------------------------------------------------------
Month #3
(March 1 to           --              --                     --                                 --
March 31,
2004)
------------------------------------------------------------------------------------------------------------------
Total               10,000          $13.90                   --                                 --
------------------------------------------------------------------------------------------------------------------

----------
* We repurchased all of such shares from Mr. Douglas E. Swanson, our Chief Executive Officer, pursuant to a provision in our 2001 Equity Participation Plan allowing the recipient of a restricted stock award to return the number of shares having the fair value equal to tax withholding due. The purpose of the repurchase was solely to assist Mr. Swanson in the satisfaction of tax liabilities he incurred in connection with the vesting of shares of restricted stock in February 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) INDEX OF EXHIBITS

    Exhibit No.                         Description

      3.1    -    Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, as filed with the Commission on March 30, 2001).

      3.2    -    Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

      3.3    -    Certificate of Designations of Special Preferred Voting Stock
                  of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

      4.1    -    Form of common stock certificate (incorporated by reference to
                  Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1 (File No. 333-43400)).

      4.2    -    Amended and Restated Registration Rights Agreement
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, as filed with the Commission on March 30, 2001).

      4.3    -    First Amendment to the Amended and Restated Registration
                  Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

      10.1   -    Combination Agreement dated as of July 31, 2000 by and among
                  Oil States International, Inc., HWC Energy Services, Inc.,
                  Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and
                  PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No.
                  333-43400)).

      10.2   -    Plan of Arrangement of PTI Group Inc. (incorporated by
                  reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

      10.3   -    Support Agreement between Oil States International, Inc. and
                  PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March 30,
                  2001).

      10.4   -    Voting and Exchange Trust Agreement by and among Oil States
                  International, Inc., PTI Holdco and Montreal Trust Company of
                  Canada (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, as filed with the Commission on March 30,
                  2001).

      10.5** -    2001 Equity Participation Plan (incorporated by reference to
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

      10.6** - Deferred Compensation Plan effective November 1, 2003. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).

      10.7** - Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

      10.8** - Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30,
                  2001).

      10.9** - Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30,
                  2001).

     10.10** -    Form of Executive Agreement between Oil States International,
                  Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company's Registration
                  Statement on Form S-1 (File No. 333-43400)).

     10.11** -    Form of Change of Control Severance Plan for Selected Members
                  of Management (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 (File No.
                  333-43400)).

      10.12  -    Credit Agreement, dated as of October 30, 2003, among Oil
                  States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as
                  Administrative Agent and U.S. Collateral Agent; and Bank of
                  Nova Scotia, as Canadian Administrative Agent and Canadian
                  Collateral Agent; Hibernia National Bank and Royal Bank of
                  Canada, as Co-Syndication Agents and Bank One, NA and Credit
                  Lyonnais New York Branch, as Co-Documentation Agents
                  (incorporated by reference to Exhibit 10.12 to the Company's
                  Quarterly Report on Form 10Q for the three months ended
                  September 30, 2003, as filed with the Commission on November
                  11, 2003.)

   10.13A**  -    Restricted Stock Agreement, dated February 8, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13A to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 2002, as filed with the Commission on May 15, 2001).

   10.13B**  -    Restricted Stock Agreement, dated February 22, 2001, between
                  Oil States International, Inc. and Douglas E. Swanson
                  (incorporated by reference to Exhibit 10.13B to the Company's
                  Quarterly Report on Form 10-Q for the three months ended March
                  31, 2002, as filed with the Commission on May 15, 2002).

    10.14**  -    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
                  Form S-1 (File No. 333-43400)).

    10.15**  -    Form of Executive Agreement between Oil States International,
                  Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).

    10.16**  -    Douglas E. Swanson contingent option award dated as of
                  February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).

     10.17** -    Form of Executive Agreement between Oil States International,
                  Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

     31.1*   -    Certification of Chief Executive Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

     31.2*   -    Certification of Chief Financial Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

     32.1*** -    Certification of Chief Executive Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

     32.2*** -    Certification of Chief Financial Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

---------

*     Filed herewith

** Management contracts or compensatory plans or arrangements

*** Furnished herewith.

(b)      REPORTS ON FORM 8-K.

         (1) Form 8-K filed February 3, 2004 - Item 12. Results of Operations and Financial Condition (Quarter and Year ended December 31, 2003 Earnings Press Release)

         (2) Form 8-K filed April 29, 2004 - Item 12. Results of Operations and Financial Condition (Quarter ended March 31, 2004 Earnings Press Release)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         OIL STATES INTERNATIONAL, INC.

     Date: May 7, 2004               By  /s/  CINDY B. TAYLOR
                                         -------------------------------------
                                                 Cindy B. Taylor
                                      Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                              Financial Officer)

     Date: May 7, 2004                By  /s/  ROBERT W. HAMPTON
                                          ------------------------------
                                                 Robert W. Hampton
                                       Vice President - Finance and Accounting
                                         and Secretary (Principal Accounting
                                                      Officer)

                                 EXHIBIT INDEX

   Exhibit No.                          Description

     31.1*   -    Certification of Chief Executive Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

     31.2*   -    Certification of Chief Financial Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

     32.1*** -    Certification of Chief Executive Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

     32.2*** -    Certification of Chief Financial Officer of Oil States
                  International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.