Form 10-Q
period 2004-06-30
OIL STATES INTERNATIONAL INC
filed 2004-08-04
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-16337

OIL STATES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0476605

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 3460,	77002
Houston, Texas
(Zip Code)
(Address of principal executive offices)

(713) 652-0582

(Registrant’s telephone number, including area code)

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

YES [X]            NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Exchange Act).

YES [X]            NO [  ]

The Registrant had 49,397,916 shares of common stock outstanding as of July 30, 2004.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Revenues	$222,182	$163,564	$426,372	$349,141
Costs and expenses:
Cost of sales	176,015	127,331	337,313	272,298
Selling, general and administrative expenses	15,883	13,977	30,573	27,731
Depreciation and amortization expense	8,744	6,911	17,316	13,369
Other operating expense (income)	(107)	114	425	166

	200,535	148,333	385,627	313,564

Operating income	21,647	15,231	40,745	35,577
Interest income	75	92	156	162
Interest expense	(1,822)	(1,675)	(3,470)	(3,366)
Other income	292	157	437	262

Income before income taxes	20,192	13,805	37,868	32,635
Income tax expense	(8,037)	(3,651)	(9,556)	(9,112)

Net income	$12,155	$10,154	$28,312	$23,523

Earnings per share:
Basic	$.25	$.21	$.58	$.49
Diluted	$.24	$.21	$.57	$.48
Weighted average number of common shares outstanding:
Basic	49,248	48,527	49,189	48,495
Diluted	49,869	49,153	49,812	49,126

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$22,721	$19,318
Accounts receivable, net	143,564	137,484
Inventories, net	180,938	121,319
Prepaid expenses and other current assets	7,341	9,956

Total current assets	354,564	288,077
Property, plant, and equipment, net	203,585	194,136
Goodwill, net	255,101	224,054
Other intangible assets, net	8,044	5,870
Other noncurrent assets	5,351	5,049

Total assets	$826,645	$717,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,894	$89,243
Income taxes	6,557	3,020
Current debt	5,472	873
Deferred revenue	7,018	4,784
Other current liabilities	2,491	937

Total current liabilities	139,432	98,857
Long-term debt	178,236	136,246
Deferred income taxes	18,366	19,411
Other liabilities	7,493	7,561

Total liabilities	343,527	262,075
Stockholders’ equity:
Common stock	494	492
Additional paid-in capital	335,946	333,855
Retained earnings	137,130	108,818
Accumulated other comprehensive income	9,870	12,289
Treasury stock	(322)	(343)

Total stockholders’ equity	483,118	455,111

Total liabilities and stockholders’ equity	$826,645	$717,186

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$28,312	$23,523
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,316	13,369
Deferred income tax provision (benefit)	(2,645)	193
Other, net	941	937
Changes in working capital	14,506	(17,052)

Net cash flows provided by operating activities	58,430	20,970
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(79,371)	(288)
Capital expenditures	(20,836)	(15,393)
Proceeds from sale of equipment	1,446	415
Other, net	(1)	(3)

Net cash flows used in investing activities	(98,762)	(15,269)
Cash flows from financing activities:
Revolving credit borrowings (repayments)	42,681	(3,556)
Borrowings	102	—
Debt repayments	(506)	(491)
Issuance of common stock	2,156	636
Other, net	(220)	(412)

Net cash flows provided by (used in) financing activities	44,213	(3,823)
Effect of exchange rate changes on cash	(112)	1,211

Net increase in cash and cash equivalents from continuing operations	3,769	3,089
Net cash used in discontinued operations	(366)	(168)
Cash and cash equivalents, beginning of period	19,318	11,118

Cash and cash equivalents, end of period	$22,721	$14,039

Non-cash financing activities:
Short term borrowing for tubular services acquisition	$4,675	$—

The accompanying notes are an integral part of these
consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

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

     The Company’s shares outstanding include all shares issuable upon the exercise of exchangeable shares of one of the Company’s Canadian subsidiaries.

     The calculation of diluted earnings per share include the effect of the Company’s outstanding stock options determined under the treasury stock method.

     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Implementation of FIN 46 did not affect the Company.

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
Accounts receivable, net:
Trade	$120,049	$113,003
Unbilled revenue	23,785	24,018
Other	1,792	2,484
Allowance for doubtful accounts	(2,062)	(2,021)

	$143,564	$137,484

	JUNE 30,	DECEMBER 31,
	2004	2003
Inventories, net:
Tubular goods	$111,585	$65,026
Other finished goods and purchased products	29,036	26,286
Work in process	27,169	20,117
Raw materials	18,655	15,169

Total inventories	186,445	126,598
Inventory reserves	(5,507)	(5,279)

	$180,938	$121,319

	ESTIMATED	JUNE 30,	DECEMBER 31,
	USEFUL LIFE	2004	2003
Property, plant and equipment, net:
Land		$5,182	$5,264
Buildings and leasehold improvements	2-40 years	44,562	43,784
Machinery and equipment	2-20 years	208,717	198,677
Rental tools	3-10 years	52,671	40,960
Office furniture and equipment	1-10 years	15,873	14,676
Vehicles	2-5 years	9,691	8,521
Construction in progress		4,080	5,712

Total property, plant and equipment		340,776	317,594
Less: Accumulated depreciation		(137,191)	(123,458)

		$203,585	$194,136

	JUNE 30,	DECEMBER 31,
	2004	2003
Accounts payable and accrued liabilities:
Trade accounts payable	$89,088	$59,423
Accrued compensation	8,824	12,572
Accrued insurance	4,692	3,518
Accrued taxes, other than income taxes	3,969	2,028
Reserves related to discontinued operations	4,419	4,785
Other	6,902	6,917

	$117,894	$89,243

     Changes in the carrying amount of goodwill for the six month period ended June 30, 2004 are as follows (in thousands):

	OFFSHORE	WELLSITE	TUBULAR
	PRODUCTS	SERVICES	SERVICES	TOTAL
Balance as of January 1, 2004	$74,800	$99,675	$49,579	$224,054
Goodwill acquired	—	29,534	2,025	31,559
Foreign currency translation and other changes	253	(765)	—	(512)

Balance as of June 30, 2004	$75,053	$128,444	$51,604	$255,101

4. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified the following reportable segments: Offshore Products, Wellsite Services and Tubular Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. Results of our Canadian well site services business related to the provision of work force accommodations, catering and logistics services are seasonal with significant activity occurring in the peak winter drilling season.

     Financial information by industry segment for each of the three and six months periods ended June 30, 2004 and 2003 is summarized in the following table (in thousands):

	OFFSHORE	WELL SITE	TUBULAR	CORPORATE AND
	PRODUCTS	SERVICES	SERVICES	ELIMINATIONS	TOTAL
Three months ended June 30, 2004
Revenues from unaffiliated customers	$48,940	$72,850	$100,392	$—	$222,182

Depreciation and amortization	2,047	6,508	176	13	8,744

Operating income (loss)	2,816	10,164	10,562	(1,895)	21,647

Capital expenditures	2,729	9,170	41	—	11,940

Total assets	259,680	359,584	198,016	9,365	826,645

Three months ended June 30, 2003
Revenues from unaffiliated customers	$57,160	$52,885	$53,519	$—	$163,564

Depreciation and amortization	1,947	4,790	162	12	6,911

Operating income (loss)	8,510	7,031	1,231	(1,541)	15,231

Capital expenditures	4,644	5,003	48	9	9,704

Total assets	247,984	275,998	143,114	8,033	675,129

	OFFSHORE	WELL SITE	TUBULAR	CORPORATE AND
	PRODUCTS	SERVICES	SERVICES	ELIMINATIONS	TOTAL
Six months ended June 30, 2004
Revenues from unaffiliated customers	$90,828	$168,990	$166,554	$—	$426,372

Depreciation and amortization	4,296	12,658	333	29	17,316

Operating income (loss)	2,019	27,684	14,329	(3,287)	40,745

Capital expenditures	3,801	16,893	142	—	20,836

Total assets	259,680	359,584	198,016	9,365	826,645

Six months ended June 30, 2003
Revenues from unaffiliated customers	$114,748	$131,724	$102,669	$—	$349,141

Depreciation and amortization	3,781	9,243	321	24	13,369

Operating income (loss)	14,137	22,111	2,190	(2,861)	35,577

Capital expenditures	5,261	9,960	158	14	15,393

Total assets	247,984	275,998	143,114	8,033	675,129

     5. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:

     Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
Comprehensive income:
Net income	$12,155	$10,154	$28,312	$23,523
Cumulative translation adjustment	(2,695)	7,081	(2,419)	10,759

Total comprehensive income	$9,460	$17,235	$25,893	$34,282

Shares of common stock outstanding – January 1, 2004	49,161,599
Shares issued upon exercise of stock options	237,067
Repurchase of shares which were cancelled	(10,000	)(1)

Shares of common stock outstanding – June 30, 2004	49,388,666

(1)	Shares were purchased from an officer of the Company pursuant to a provision in our 2001 Equity Participation Plan allowing the recipient of a restricted stock award to return the number of shares having the fair value equal to tax withholding due. The purpose of the repurchase was solely to assist the officer in the satisfaction of tax liabilities he incurred in connection with the vesting of shares of restricted stock in February 2004.

6. STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Stock Option Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company’s Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a life ranging from six to ten years. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company’s stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company’s net income and earnings per share for the three and six months ended June 30, 2004 and 2003, would have been as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Net income as reported	$12,155	$10,154	$28,312	$23,523
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(615)	(949)	(1,408)	(1,715)

Pro forma net income	$11,540	$9,205	$26,904	$21,808

Net income per share as reported:
Basic	$0.25	$0.21	$0.58	$0.49
Diluted	0.24	0.21	0.57	0.48
Pro forma net income per share as if fair value method had been applied to all awards:
Basic	$0.23	$0.19	$0.55	$0.45
Diluted	0.23	0.19	0.54	0.44

7. INCOME TAXES

     Our primary deferred tax asset, which totaled approximately $22.1 million at December 31, 2003, primarily related to $63.2 million in federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $12 million was provided against the deferred tax asset associated with our NOLs at December 31, 2003. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income generated by the Company. The Company’s ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however it did not significantly change the Company’s NOL utilization expectations.

     The Company’s income tax provision for the six months ended June 30, 2004 totaled $9.6 million, or 25.2% of pretax income. The Company’s income tax provision for the three months ended June 30, 2004 totaled $8.0 million, or 39.8% of pretax income. The six month June 30, 2004 income tax provision included a $5.4 million income tax benefit recorded in the first quarter related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end. Based upon positive earnings generated by the Company for both financial and tax reporting purposes during the three-year period since its formation, the Company believed that it would more likely than not generate sufficient taxable income in future years to realize the benefit of all but $6.6 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $5.4 million income tax benefit during the first quarter, the Company has recognized the associated income tax benefit, on a cumulative basis, of approximately $44.2 million of its $63.2 million of available federal net operating loss carryforwards.

8. POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

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

9. COMMITMENTS AND CONTINGENCIES

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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Item 1. Business” including the risk factors discussed therein and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004 and Item 2., which follows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q.

     This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Cautionary Statement Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

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

     Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not likely be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made. See also “Note 7 – Income Taxes” and “Tax Matters” herein.

     The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

Overview

     We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which is driven largely by our customers’ outlook for longer-term future oil prices. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity and the types of wells being drilled.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

	Average Rig Count for the Year Ended
	December 31,
	2003	2002	2001	2000	1999
Land	924	718	1,003	778	518
Offshore	108	113	153	140	106

Total U.S	1,032	831	1,156	918	624

Canada (1)	372	266	341	345	245

North America	1,404	1,097	1,497	1,263	869

	Average Rig Count for the		Average Rig Count for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Land	1,069	919	1,045	856
Offshore	95	109	96	109

Total U.S.	1,164	1,028	1,141	965

Canada (1)	201	203	365	348

North America	1,365	1,231	1,506	1,313

(1)	Canadian rig counts typically increase during the peak winter drilling season.

     The average North American rig count in the quarter ended June 30, 2004 increased 134 rigs, or 10.9%, compared to the quarter ended June 30, 2003. This overall increase in activity, while tempered somewhat by seasonal declines in Canada and continued low activity levels in the U.S. Gulf of Mexico, did contribute to increased revenues in our well site services segments. Our well site services results for the second quarter of 2004 also benefited from acquisitions made in our rental tool business in the fourth quarter of 2003 and in January and April of 2004 (see “Liquidity and Capital Resources” on page 17), contributions from two newly built rigs working in West Texas, which started in December 2003 and February 2004, and higher year over year contributions from an international catering and facility management contract. Offshore products results weakened compared to the same quarter last year primarily due to decreased activity and revenues during the quarter, which also led to reduced cost absorption in several of the company’s manufacturing facilities. Additionally, offshore products margins were lower in the current period compared to last year due to lower activity levels and a less favorable mix of higher margin connector and other highly engineered products. However, offshore products’ results improved sequentially and the outlook also improved during the quarter as our backlog grew to $98.7 million at June 30, 2004 compared to $76.9 million at March 31, 2004, a 28% increase. Backlog totaled $62.6 million at December 31, 2003 and $80.2 million at June 30, 2003. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the growth in our backlog, when compared to the first half of 2004.

     On May 11, 2004, our OCTG subsidiary purchased the OCTG distribution business of Hunting Energy Services, L.P. (Hunting) for $46.4 million. Under the terms of the transaction, we purchased Hunting’s U.S. tubular inventory, assumed certain customer contracts and entered into supply and distribution relationships with Hunting. Substantially all of the purchase price was assigned to OCTG inventory acquired.

     Our tubular services segment shipped 151,900 tons of OCTG in the first half of 2004 (84,600 tons in the second quarter of 2004) compared to 117,500 tons in the first half of 2003 (60,900 tons in the second quarter of 2003). Our tubular services segment benefited from a 22% year over year increase in average U.S. land drilling activity, the acquisition of the Hunting OCTG distribution business and a significant increase in OCTG prices during the quarter. These benefits were partially offset by reduced offshore activity in the U.S. Gulf of Mexico.

     During the first half of 2004, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.75 in the first half of 2004 compared to $0.69 in the first half of 2003.

     The Company’s income tax provision for the six months ended June 30, 2004 totaled $9.6 million, or 25.2% of pretax income. For the second quarter of 2004, the Company’s income tax provision totaled $8.0 million, or 39.8% of pretax income. During the first quarter of 2004, the Company recognized a $5.4 million income tax benefit related to the reduction during the first quarter of a portion of the valuation allowance that has been applied against the Company’s net operating loss carryforwards. See “Tax Matters” discussion following.

     Management believes that fundamental oil and gas supply and demand factors will continue to support increased drilling activity in North America over time which should positively impact the Company, particularly its well site services and tubular services businesses. If oil and gas producers increase their view of longer term oil and gas prices based on current supply and demand fundamentals, we could expect increased expenditures for offshore exploration and development that could benefit our offshore products segment. However, there can be no assurance that these expectations will be realized.

Results of Operations (in millions, except margin percentages)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Revenues
Well Site Services	$72.9	$52.9	$169.0	$131.7
Offshore Products	48.9	57.2	90.8	114.7
Tubular Services	100.4	53.5	166.6	102.7

Total	$222.2	$163.6	$426.4	$349.1

Gross Margin
Well Site Services	$23.2	$17.9	$53.0	$43.2
Offshore Products	9.9	15.2	17.1	27.6
Tubular Services	13.1	3.1	19.0	6.0

Total	$46.2	$36.2	$89.1	$76.8

Gross Margin as a Percent of Revenues
Well Site Services	31.8%	33.8%	31.4%	32.8%
Offshore Products	20.2%	26.6%	18.8%	24.1%
Tubular Services	13.0%	5.8%	11.4%	5.8%
Total	20.8%	22.1%	20.9%	22.0%
Operating Income (Loss)
Well Site Services	$10.2	$7.0	$27.7	$22.1
Offshore Products	2.8	8.5	2.0	14.1
Tubular Services	10.6	1.2	14.3	2.2
Corporate/Other	(1.9)	(1.5)	(3.3)	(2.8)

Total	$21.6	$15.2	$40.7	$35.6

     THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Revenues. Revenues increased $58.6 million, or 35.8%, to $222.2 million during the current quarter compared to revenues of $163.6 million during the quarter ended June 30, 2003. Tubular services revenues and tons shipped increased $46.9 million, or 87.7%, and 23.7 tons, or 38.9%, respectively, in the three months ended June 30, 2004 compared to revenues and tons shipped in the three months ended June 30, 2003 due to increased industry demand, higher OCTG prices and contributions from the acquisition of the Hunting OCTG distribution business in May 2004. Well site services revenues increased $20.0 million, or 37.8%, while offshore products revenues decreased $8.3 million, or 14.5%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in the United States, increased oil sands development in Canada, an international catering and facilities management contract, favorable Canadian dollar exchange rates, the impact of capital expenditures made since the second quarter of 2003 and acquisitions, totaling $56.2 million, completed in the fourth quarter of 2003 and in January and April of 2004. Offshore products revenues decreased as a result of lower activity supporting offshore production facility construction.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $10.0 million, or 27.6%, from $36.2 million in the quarter ended June 30, 2003 to $46.2 million in the quarter ended June 30, 2004. Our overall gross margin as a percent of revenues decreased from 22.1% in the second quarter of 2003 to 20.8% in the current quarter primarily because of a greater proportion of relatively low margin tubular services gross margins and lower offshore products gross margins. Well site services gross margins increased $5.3 million, or 29.6%, to $23.2 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Within our well site services segment, shallow drilling and specialty rental tool businesses’ gross margins increased $0.5 million, or 17.8%, and $2.3 million, or 45.8%, respectively, during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 as a result of the addition of two drilling rigs in our shallow drilling business and contributions from rental tool acquisitions completed in the fourth quarter of 2003 and in January and April 2004. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $1.7 million, or 21.7%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily because of increased camp and catering activity supporting oil sands development in Canada and an international catering and facilities management contract. Our hydraulic workover gross margins increased by $0.8 million, or 34.5%, as a result of increased utilization, especially in the U.S. Gulf of Mexico and Venezuela. Our well site services gross margin percent decreased to 31.8% in the current quarter compared to 33.8% in the second quarter of last year as a result of lower gross margins in our rental tool and remote accommodation businesses caused by product mix and decreased rental rates for some tools and equipment in our rental tool business and a greater amount of lower margin catering work in Canada compared to higher margin accommodation rentals.

     Offshore products gross margins decreased $5.3 million, or 34.9%, from $15.2 million in the three months ended June 30, 2003 to $9.9 million in the three months ended June 30, 2004 due to decreased activity and reduced fixed cost absorption. Additionally, offshore products margins were lower in the current period compared to last year due to lower activity levels and a less favorable mix of higher margin connector and other highly engineered products. These same factors were the primary reason that offshore products gross margin percent declined from 26.6% of revenues in the second quarter of 2003 to 20.2% in the second quarter of 2004.

     Tubular services gross margins increased to $13.1 million, or 13.0% of tubular services revenues, in the three months ended June 30, 2004 compared to $3.1 million, or 5.8% of tubular services revenues, in the three months ended June 30, 2003 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services, a significant increase in OCTG prices during the quarter and the acquisition of the OCTG distribution business of Hunting for $46.4 million in May 2004.

     Selling, General and Administrative Expenses. During the three months ended June 30, 2004, selling, general and administrative expenses (SG&A) totaled $15.9 million, or 7.1% of revenues, compared to SG&A of $14.0 million, or 8.5% of revenues, for the three months ended June 30, 2003. Increased SG&A expense associated with acquisitions completed since the second quarter of 2003 and higher postretirement benefit costs in the current year were partially offset by lower commissions expense in 2004.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million in the second quarter 2004 compared to the second quarter 2003 due primarily to acquisitions of businesses completed in the fourth quarter of 2003 and in January and April of 2004 and capital expenditures made in the past year.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense (income). Our operating income increased $6.4 million, or 42.1%, to $21.6 million for the quarter ended June 30, 2004 from $15.2 million for the quarter ended June 30, 2003. Well site services operating income increased $3.2 million during the period. Offshore products operating income decreased $5.7 million while tubular services operating income increased $9.3 million.

     Interest Expense. Interest expense was higher by $0.1 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Increased interest expense attributable to higher debt levels resulting from acquisitions completed during the first half of 2004 were partially offset by lower debt issuance cost amortization compared to the prior period.

     Income Tax Expense. Income tax expense totaled $8.0 million, or 39.8% of pretax income, during the quarter ended June 30, 2004 compared to $3.7 million, or 26.4% of pretax income, during the quarter ended June 30, 2003. See “Tax Matters” discussion following.

     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Revenues. Revenues increased $77.3 million, or 22.1%, to $426.4 million during the first half of 2004 compared to revenues of $349.1 million during the six months ended June 30, 2003. Tubular services revenues and tons shipped increased $63.9 million, or 62.2%, and 34,600 tons, or 29.3%, respectively, in the six months ended June 30, 2004 compared to revenues and tons shipped in the six months ended June 30, 2003 due to increased industry demand, higher OCTG prices, and contributions from the acquisition of the Hunting OCTG distribution business in May 2004. Well site services revenues increased $37.3 million, or 28.3%, while offshore products revenues decreased $23.9 million, or 20.8%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in the United States, increased oil sands development in Canada, an international catering and facilities management contract, favorable Canadian dollar exchange rates, the impact of capital expenditures made since the first half of 2003 and acquisitions, totaling $56.2 million, completed in the fourth quarter of 2003 and in January and April of 2004. Offshore products revenues decreased as a result of lower activity supporting offshore production facility construction.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $12.3 million, or 16.0%, from $76.8 million in the six months ended June 30, 2003 to $89.1 million in the six months ended June 30, 2004. Our overall gross margin as a percent of revenues decreased from 22.0% in the first half of 2003 to 20.9% in the first half of 2004 primarily because of a greater proportion of relatively low tubular services gross margins and lower offshore products gross margins. Well site services gross margins increased $9.8 million, or 22.7%, to $53.0 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Within our well site services segment, our shallow drilling and specialty rental tool businesses’ gross margins increased $1.9 million, or 42.7%, and $3.9 million, or 37.4%, respectively, during the six months ended June 30, 2004 compared to the first half of 2003 as a result of the addition of two drilling rigs in our shallow drilling business, higher utilization for all of our drilling rigs and contributions from rental tool acquisitions completed in the fourth quarter of 2003 and in January and April 2004. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $4.9 million, or 21.4%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily because of increased camp and catering activity supporting oil sands development in Canada and an international catering and facilities management contract. Our hydraulic workover gross margins decreased by $0.8 million, or 15.3%, as a result of decreased utilization, especially in West Africa and the Middle East. Our well site services gross margin percent decreased to 31.4% in the six months ended June 30, 2004 compared to 32.8% in the six months ended June 30, 2003 as a result of lower gross margins in our rental tool and hydraulic workover businesses caused by product mix and decreased rental rates for some tools and equipment in our rental tool business and lower utilization of our hydraulic workover units.

     Offshore products gross margins decreased $10.5 million, or 38.0%, from $27.6 million in the six months ended June 30, 2003 to $17.1 million in the six months ended June 30, 2004 due to decreased activity and reduced fixed cost absorption. Additionally, offshore products margins were lower in the current period compared to last year due to lower activity levels and a less favorable mix of higher margin connector and other highly engineered products. These same factors were the primary reason that offshore products gross margin percent declined from 24.1% of revenues in the first half of 2003 to 18.8% in the first half of 2004.

     Tubular services gross margins increased to $19.0 million, or 11.4% of tubular services revenues, in the six months ended June 30, 2004 compared to $6.0 million, or 5.8% of tubular services revenues, in the six months ended June 30, 2003 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services, a significant increase in OCTG prices during the quarter and the acquisition of the OCTG distribution business of Hunting for $46.4 million in May 2004.

     Selling, General and Administrative Expenses. During the six months ended June 30, 2004, selling, general and administrative expenses (SG&A) totaled $30.6 million, or 7.2% of revenues, compared to SG&A of $27.7 million, or 7.9% of revenues, for the six months ended June 30, 2003. Increased SG&A expense associated with acquisitions completed since the first half of 2003 and higher postretirement benefit costs in the current year were partially offset by lower commissions expense in 2004.

     Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million in the first half of 2004 compared to the first half of 2003 due primarily to acquisitions of businesses completed since the first half of 2003 and capital expenditures made in the past year.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense (income). Our operating income increased $5.1 million, or 14.3%, to $40.7 million for the six months ended June 30, 2004 from $35.6 million for the six months ended June 30, 2003. Well site services operating income increased $5.6 million during the period. Offshore products operating income decreased $12.1 million while tubular services operating income increased $12.1 million.

     Interest Expense. Interest expense was higher by $0.1 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Increased interest expense attributable to higher debt levels resulting from acquisitions completed during the first half of 2004 were only partially offset by lower debt issuance cost amortization compared to the prior period.

     Income Tax Expense. Income tax expense totaled $9.6 million, or 25.2% of pretax income, during the six months ended June 30, 2004 compared to $9.1 million, or 27.9% of pretax income, during the six months ended June 30, 2003. See “Tax Matters” discussion following.

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

     Cash was provided by operations during the six months ended June 30, 2004 and 2003 in the amounts of $58.4 million and $21.0 million, respectively. Cash provided by operations in 2004 was generated by our net income plus depreciation and amortization and positive working capital changes during 2004.

     Cash was used in investing activities during the six months ended June 30, 2004 and 2003 in the amount of $98.8 million and $15.3 million, respectively. Capital expenditures totaled $20.8 million and $15.4 million during the six months ended June 30, 2004 and 2003, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services businesses and for expansion of our offshore products manufacturing capacity. Acquisitions totaled $79.4 million during the six months ended June 30, 2004. During the first half of 2004, the Company completed the acquisition of several rental tool companies, requiring a net cash payment of $37.6 million. These companies have been merged into our rental tool subsidiary, and will report through the well site services segment. In addition, we acquired the OCTG distribution business of Hunting which required a cash outlay of $41.7 million in May 2004. We currently expect capital expenditures to total approximately $55 million to $60 million during 2004 for maintenance and upgrade of our equipment and facilities and also to expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

     Net cash of $44.2 million was provided by financing activities during the six months ended June 30, 2004, primarily as a result of revolving credit borrowings which were utilized for acquisitions.

     Our primary bank credit facility (the Credit Agreement) provided for $225 million of revolving credit until May 2004 when we exercised an option to increase the maximum borrowings under the Credit Agreement to $250 million. This credit facility matures on October 30, 2007. The Credit Agreement contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries, and our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement.

     As of June 30, 2004, we had $171.0 million outstanding under the Credit Agreement and an additional $11.1 million of outstanding letters of credit, leaving $67.9 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an additional aggregate borrowing capacity of $14.1 million. We had no borrowings outstanding under these facilities as of June 30, 2004. Our total debt represented 27.5% of our total capitalization at June 30, 2004. A total of $4.7 million of the consideration for the Hunting OCTG business acquisition is payable to the seller in the third quarter of 2004. This payment to Hunting, which is subject to adjustment in certain circumstances, is expected to be paid from operating cash flow or by utilizing our bank credit facility.

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

Tax Matters

     Our primary deferred tax asset, which totaled approximately $22.1 million at December 31, 2003, is primarily related to $63.2 million in federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $12 million was provided against the deferred tax asset associated with our NOLs at December 31, 2003. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however, it did not significantly change our NOL utilization expectations.

     Our income tax provision for the six months ended June 30, 2004 totaled $9.6 million, or 25.2% of pretax income. Our income tax provision for the three months ended June 30, 2004 totaled $8.0 million, or 39.8% of pretax income. The six month June 30, 2004 income tax provision included a $5.4 million income tax benefit recorded in the first quarter related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end. Based upon positive earnings that we have generated for both financial and tax reporting purposes during the three-year period since our formation, we believed that we would more likely than not generate sufficient taxable income in future years to realize the benefit of all but $6.6 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $5.4 million income tax benefit during the first quarter, we have recognized the associated income tax benefit, on a cumulative basis, of approximately $44.2 million of our $63.2 million of available federal net operating loss carryforwards.

     We currently estimate that our effective tax rate for the full year 2004 will approximate 32.3%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations. Based upon the loss limitation provisions of Section 382, we should be able to utilize approximately $29 million of our NOLs to offset taxable income that we generate during the tax year ended December 31, 2004.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Implementation of FIN 46 did not affect us.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. As of June 30, 2004, we had floating rate obligations totaling approximately $171.0 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2004 levels, our consolidated interest expense would increase by a total of approximately $1.7 million annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first half of 2004, we realized foreign exchange losses of $0.4 million primarily as a result of the strengthening of the UK pound versus the U.S. dollar. Our UK subsidiary had unhedged U.S. dollar denominated receivables and U.S. dollar cash balances that resulted in the majority of our foreign exchange losses during the first half of 2004.

ITEM 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on May 18, 2004 (1) to elect three Class III members of the Board of Directors to serve for three-year terms and (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2004.

     The three Class III directors who were so elected were Martin Lambert, Mark G. Papa and Stephen A. Wells. The number of affirmative votes and the number of votes withheld for the directors so elected were:

Names	Number of Affirmative Votes	Number Withheld
Martin Lambert	46,438,815	124,565
Mark G. Papa	46,480,529	82,854
Stephen A. Wells	46,379,032	184,351

     Following the annual meeting L.E. Simmons, Douglas E. Swanson, Gary L. Rosenthal and Andrew L. Waite continued in their terms as directors.

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
46,329,953	228,716	4,714

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

10.1	—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.2	—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.3	—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.4	—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.5**	—	2001 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.6**	—	Deferred Compensation Plan effective November 1, 2003. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).

10.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.8**	—	Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended

Exhibit No.		Description
by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.9**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.10**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.11**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.12	—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)

10.12A*	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender.

10.13A**	—	Restricted Stock Agreement, dated February 8, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2001).

10.13B**	—	Restricted Stock Agreement, dated February 22, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13B to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).

10.14**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.15**	—	Form of Executive Agreement between Oil States International, Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).

10.16**	—	Douglas E. Swanson contingent option award dated as of February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).

10.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

Exhibit No.		Description
32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

(b)	REPORTS ON FORM 8-K.

(1)	Form 8-K filed April 29, 2004 – Item 12. Results of Operations and Financial Condition (Quarter ended March 31, 2004 Earnings Press Release)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: August 4, 2004	By	/s/ CINDY B. TAYLOR

Cindy B. Taylor
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: August 4, 2004	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton
Vice President — Finance and Accounting and
Secretary (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

10.1	—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.2	—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.3	—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.4	—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.5**	—	2001 Equity Participation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.6**	—	Deferred Compensation Plan effective November 1, 2003. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).

10.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.8**	—	Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended

Exhibit No.		Description
by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.9**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.10**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.11**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.12	—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)

10.12A*	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender.

10.13A**	—	Restricted Stock Agreement, dated February 8, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2001).

10.13B**	—	Restricted Stock Agreement, dated February 22, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13B to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).

10.14**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.15**	—	Form of Executive Agreement between Oil States International, Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).

10.16**	—	Douglas E. Swanson contingent option award dated as of February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).

10.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

Exhibit No.		Description
32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

(b)	REPORTS ON FORM 8-K.

(1)	Form 8-K filed April 29, 2004 – Item 12. Results of Operations and Financial Condition (Quarter ended March 31, 2004 Earnings Press Release)