Form 10-Q
period 2004-09-30
OIL STATES INTERNATIONAL INC
filed 2004-11-05
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [X]                      NO [  ]

The Registrant had 49,558,227 shares of common stock outstanding as of October 31, 2004.

OIL STATES INTERNATIONAL, INC.

INDEX

		Page No.
	Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Financial Statements Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003	3
	Consolidated Balance Sheets – September 30, 2004 (unaudited) and December 31, 2003	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
	Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Default Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
	(a) Index of Exhibits	20– 22
	(b) Report on Form 8-K	22
	Signature Page	23
Form of Indemnification Agreement
Certification of CEO pursuant to Rule 13a-14(a)
Certification of CFO pursuant to Rule 13a-14(a)
Certification of CEO pursuant to Rule 13a-14(b)
Certification of CFO pursuant to Rule 13a-14(b)

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenues	$251,538	$177,170	$677,910	$526,310
Costs and expenses:
Cost of sales	197,521	139,355	534,833	411,653
Selling, general and administrative expenses	16,504	14,306	47,077	42,037
Depreciation and amortization expense	9,161	6,978	26,477	20,347
Other operating expense (income)	441	(162)	868	3

	223,627	160,477	609,255	474,040

Operating income	27,911	16,693	68,655	52,270
Interest income	65	157	222	319
Interest expense	(1,993)	(1,654)	(5,463)	(5,020)
Other income	494	248	931	509

Income before income taxes	26,477	15,444	64,345	48,078
Income tax expense	(10,964)	(4,110)	(20,520)	(13,221)

Net income	$15,513	$11,334	$43,825	$34,857

Earnings per share:
Basic	$0.31	$0.23	$0.89	$0.72
Diluted	$0.31	$0.23	$0.88	$0.71
Weighted average number of common shares outstanding:
Basic	49,409	48,554	49,262	48,515
Diluted	50,061	49,212	49,895	49,155

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$23,538	$19,318
Accounts receivable, net	161,763	137,484
Inventories, net	194,665	121,319
Prepaid expenses and other current assets	7,178	9,956

Total current assets	387,144	288,077
Property, plant, and equipment, net	212,941	194,136
Goodwill, net	256,322	224,054
Other intangible assets, net	7,675	5,870
Other noncurrent assets	5,456	5,049

Total assets	$869,538	$717,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,352	$89,243
Income taxes	12,940	3,020
Current debt	5,961	873
Deferred revenue	7,280	4,784
Other current liabilities	2,341	937

Total current liabilities	150,874	98,857
Long-term debt	185,515	136,246
Deferred income taxes	19,984	19,411
Other liabilities	7,687	7,561

Total liabilities	364,060	262,075
Stockholders’ equity:
Common stock	495	492
Additional paid-in capital	337,298	333,855
Retained earnings	152,643	108,818
Accumulated other comprehensive income	15,359	12,289
Treasury stock	(317)	(343)

Total stockholders’ equity	505,478	455,111

Total liabilities and stockholders’ equity	$869,538	$717,186

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income	$43,825	$34,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,477	20,347
Deferred income tax provision (benefit)	(2,453)	67
Other, net	1,237	1,498
Changes in working capital	(4,294)	(17,145)

Net cash flows provided by operating activities	64,792	39,624
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(79,455)	(2,743)
Capital expenditures	(38,117)	(26,791)
Proceeds from sale of equipment	3,072	987
Other, net	(63)	(26)

Net cash flows used in investing activities	(114,563)	(28,573)
Cash flows from financing activities:
Revolving credit borrowings (repayments)	49,700	(6,157)
Debt repayments	(774)	(730)
Issuance of common stock	3,491	790
Other, net	(118)	(488)

Net cash flows provided by (used in) financing activities	52,299	(6,585)
Effect of exchange rate changes on cash	2,192	(76)

Net increase in cash and cash equivalents from continuing operations	4,720	4,390
Net cash used in discontinued operations	(500)	(507)
Cash and cash equivalents, beginning of period	19,318	11,118

Cash and cash equivalents, end of period	$23,538	$15,001

Non-cash financing activities:
Short term borrowing for tubular services acquisition	$4,675	$—

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

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Accounts receivable, net:
Trade	$135,559	$113,003
Unbilled revenue	26,825	24,018
Other	1,508	2,484
Allowance for doubtful accounts	(2,129)	(2,021)

	$161,763	$137,484

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Inventories, net:
Tubular goods	$116,831	$65,026
Other finished goods and purchased products	27,134	26,286
Work in process	36,434	20,117
Raw materials	19,891	15,169

Total inventories	200,290	126,598
Inventory reserves	(5,625)	(5,279)

	$194,665	$121,319

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2004	2003
Property, plant and equipment, net:
Land		$5,143	$5,264
Buildings and leasehold improvements	2-40 years	46,365	43,784
Machinery and equipment	2-20 years	217,088	198,677
Rental tools	3-10 years	55,168	40,960
Office furniture and equipment	1-10 years	14,898	14,676
Vehicles	2-5 years	9,921	8,521
Construction in progress		7,974	5,712

Total property, plant and equipment		356,557	317,594
Less: Accumulated depreciation		(143,616)	(123,458)

		$212,941	$194,136

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Accounts payable and accrued liabilities:
Trade accounts payable	$87,032	$59,423
Accrued compensation	12,802	12,572
Accrued insurance	4,684	3,518
Accrued taxes, other than income taxes	4,397	2,028
Reserves related to discontinued operations	4,285	4,785
Other	9,152	6,917

	$122,352	$89,243

     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2004 are as follows (in thousands):

	OFFSHORE	WELLSITE	TUBULAR
	PRODUCTS	SERVICES	SERVICES	TOTAL
Balance as of January 1, 2004	$74,800	$99,675	$49,579	$224,054
Goodwill acquired	169	29,508	2,025	31,702
Foreign currency translation and other changes	88	478	—	566

Balance as of September 30, 2004	$75,057	$129,661	$51,604	$256,322

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

     Financial information by industry segment for each of the three and nine months periods ended September 30, 2004 and 2003 is summarized in the following table (in thousands):

	OFFSHORE	WELL SITE	TUBULAR	CORPORATE AND
	PRODUCTS	SERVICES	SERVICES	ELIMINATIONS	TOTAL
Three months ended September 30, 2004
Revenues from unaffiliated customers	$55,268	$79,398	$116,872	$—	$251,538

Depreciation and amortization	2,310	6,655	183	13	9,161

Operating income (loss)	2,678	13,379	14,123	(2,269)	27,911

Capital expenditures	1,315	15,873	93	—	17,281

Total assets	270,485	381,171	209,128	8,754	869,538

Three months ended September 30, 2003
Revenues from unaffiliated customers	$59,303	$56,560	$61,307	$—	$177,170

Depreciation and amortization	1,854	4,951	161	12	6,978

Operating income (loss)	9,063	7,315	1,761	(1,446)	16,693

Capital expenditures	3,623	7,704	8	64	11,399

Total assets	257,061	287,474	144,253	7,284	696,072

	OFFSHORE	WELL SITE	TUBULAR	CORPORATE AND
	PRODUCTS	SERVICES	SERVICES	ELIMINATIONS	TOTAL
Nine months ended September 30, 2004
Revenues from unaffiliated customers	$146,096	$248,388	$283,426	$—	$677,910

Depreciation and amortization	6,606	19,313	516	42	26,477

Operating income (loss)	4,696	41,063	28,452	(5,556)	68,655

Capital expenditures	5,115	32,767	235	—	38,117

Total assets	270,485	381,171	209,128	8,754	869,538

Nine months ended September 30, 2003
Revenues from unaffiliated customers	$174,050	$188,284	$163,976	$—	$526,310

Depreciation and amortization	5,635	14,195	482	35	20,347

Operating income (loss)	23,200	29,426	3,951	(4,307)	52,270

Capital expenditures	8,883	17,664	166	78	26,791

Total assets	257,061	287,474	144,253	7,284	696,072

5. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:

     Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Comprehensive income:
Net income	$15,513	$11,334	$43,825	$34,857
Cumulative translation adjustment	5,489	549	3,070	11,308
Net change due to foreign currency cash flow hedge	—	802	—	802

Total comprehensive income	$21,002	$12,685	$46,895	$46,967

Shares of common stock outstanding – January 1, 2004	49,161,599
Shares issued upon exercise of stock options	386,002
Repurchase of shares which were cancelled	(10,000	)(1)

Shares of common stock outstanding – September 30, 2004	49,537,601

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

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Stock Option Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company’s Board of Directors. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a life ranging from six to ten years. Because the exercise price of options granted under the Stock Option Plan have been equal to or greater than the market price of the Company’s stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company’s net income and earnings per share for the three and nine months ended September 30, 2004 and 2003, would have been as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Net income as reported	$15,513	$11,334	$43,825	$34,857
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(604)	(982)	(1,985)	(2,697)

Pro forma net income	$14,909	$10,352	$41,840	$32,160

Net income per share as reported:
Basic	$0.31	$0.23	$0.89	$0.72
Diluted	0.31	0.23	0.88	0.71
Pro forma net income per share as if fair value method had been applied to all awards:
Basic	$0.30	$0.21	$0.85	$0.66
Diluted	0.30	0.21	0.84	0.65

7. INCOME TAXES

     Our primary deferred tax asset, which totaled approximately $22.1 million at December 31, 2003, consists of $63.2 million in federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $12 million was provided against the deferred tax asset associated with our NOLs at December 31, 2003. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income generated by the Company. The Company’s ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however it did not significantly change the Company’s NOL utilization expectations.

     The Company’s income tax provision for the nine months ended September 30, 2004 totaled $20.5 million, or 31.9% of pretax income. The Company’s income tax provision for the three months ended September 30, 2004 totaled $11.0 million, or 41.4% of pretax income. The third quarter 2004 rate was higher than the statutory rate due primarily to state taxes and higher foreign tax rates. The nine month September 30, 2004 income tax provision included a $5.4 million income tax benefit recorded in the first quarter related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end. Based upon positive earnings generated by the Company for both financial and tax reporting purposes during the three-year period since its formation, the Company believed that it would more likely than not generate sufficient taxable income in future years to realize the benefit of all but $6.6 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $5.4 million income tax benefit during the first quarter, the Company has recognized the associated income tax benefit, on a cumulative basis, of approximately $44.2 million of its $63.2 million of available federal net operating loss carryforwards.

8. POSTRETIREMENT HEALTHCARE AND OTHER INSURANCE BENEFITS

     The Company provides healthcare and other insurance benefits for approximately 192 eligible retired employees and dependent spouses. This plan is no longer available to current employees. The healthcare plans are contributory and contain other cost-sharing features such as deductibles, lifetime maximums, and co-payment requirements. The net periodic benefit cost, including the components therein, are not material.

9. GUARANTEES

     During the three months ended September 30, 2004, the Company recorded an accrual of $1.0 million for a potential warranty claim associated with an international subsea pipeline project installed in 2000. Warranty reserves at September 30, 2004 totaled $2.5 million.

10. COMMITMENTS AND CONTINGENCIES

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

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, postretirement benefits, warranty claims, contract claims and discontinued operations.

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

Overview

     We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which is driven largely by our customers’ outlook for longer-term future oil prices. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity, the types of wells being drilled and the level of OCTG pricing. Historically, tubular services gross margins expand during periods of rising OCTG prices and contract during periods of decreasing OCTG prices.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

	Average Rig Count for the Year Ended
	December 31,
	2003	2002	2001	2000	1999
U.S. Land	924	718	1,003	778	518
U.S. Offshore	108	113	153	140	106

Total U.S	1,032	831	1,156	918	624
Canada (1)	372	266	341	345	245

Total North America	1,404	1,097	1,497	1,263	869

	Average Rig Count for the		Average Rig Count for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
U.S. Land	1,133	980	1,075	896
U.S. Offshore	95	109	96	109

Total U.S.	1,228	1,089	1,171	1,005
Canada (1)	328	383	346	360

Total North America	1,556	1,472	1,517	1,365

(1)	Canadian rig counts typically increase during the peak winter drilling season.

     The average North American rig count in the quarter ended September 30, 2004 increased 84 rigs, or 5.7%, compared to the quarter ended September 30, 2003. This overall increase in activity, while tempered somewhat by continued low activity levels in the U.S. Gulf of Mexico and seasonally wet weather conditions in Canada, did contribute to increased revenues in our well site services segments. Our well site services results for the third quarter of 2004 also benefited from acquisitions made in our rental tool business in the fourth quarter of 2003 and in January and April of 2004 (see “Liquidity and Capital Resources” on page 17), contributions from two newly built rigs working in West Texas, which started working in December 2003 and February 2004, and the impact of pricing gains in certain business lines. Offshore products results weakened compared to the same quarter last year primarily due to decreased activity and revenues during the quarter, which also led to reduced cost absorption in several of the company’s manufacturing facilities. Additionally, offshore products margins were lower in the current period compared to last year due to a less favorable mix of higher margin connector and other highly engineered products. However, offshore products’ results have improved sequentially in the most recent two quarters. Our backlog was $87.3 million at September 30, 2004 compared to $98.7 million at June 30, 2004, an 11.6% decrease. Backlog totaled $62.6 million at December 31, 2003 and $72.9 million at September 30, 2003. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the growth in our backlog, when compared to December 31, 2003.

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

     Our tubular services segment shipped 242.0 thousand tons of OCTG in the first nine months of 2004 (90.1 thousand tons in the third quarter of 2004) compared to 187.3 thousand tons in the first nine months of 2003 (69.8 thousand tons in the third quarter of 2003). Our tubular services segment benefited from a 20% year over year increase in average U.S. land drilling activity, the acquisition of the Hunting OCTG distribution business and a significant increase in OCTG prices in the second and third quarter of 2004. These benefits were partially offset by reduced offshore activity in the U.S. Gulf of Mexico.

     During the first half of 2004, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.75 in the first nine months of 2004 compared to $0.70 in the first nine months of 2003. Movement in the Canadian dollar vs. U.S. dollar exchange rates caused the majority of change in the cumulative translation adjustment (See Note 5 on page 9).

     The Company’s income tax provision for the nine months ended September 30, 2004 totaled $20.5 million, or 31.9% of pretax income. For the third quarter of 2004, the Company’s income tax provision totaled $11.0 million, or 41.4% of pretax income. The third quarter 2004 rate was higher than the statutory rate due primarily to state taxes and higher foreign tax rates. During the first quarter of 2004, the Company recognized a $5.4 million income tax benefit related to the reduction during the first quarter of a portion of the valuation allowance that has been applied against the Company’s net operating loss carryforwards. See “Tax Matters” discussion following.

     Management believes that fundamental oil and gas supply and demand factors will continue to support a high level of drilling activity in North America over time which should positively impact the Company, particularly its well site services and tubular services businesses. If oil and gas producers increase their view of longer term oil and gas prices based on current supply and demand fundamentals, even if at levels below current prices, we could expect increased expenditures for deepwater offshore exploration and development that could benefit our offshore products segment. However, there can be no assurance that these expectations will be realized.

Results of Operations (in millions, except margin percentages)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenues
Well Site Services	$79.4	$56.6	$248.4	$188.3
Offshore Products	55.2	59.3	146.1	174.0
Tubular Services	116.9	61.3	283.4	164.0

Total	$251.5	$177.2	$677.9	$526.3

Gross Margin
Well Site Services	$26.5	$18.0	$79.6	$61.2
Offshore Products	10.7	16.2	27.8	43.8
Tubular Services	16.8	3.6	35.7	9.7

Total	$54.0	$37.8	$143.1	$114.7

Gross Margin as a Percent of Revenues
Well Site Services	33.4%	31.8%	32.0%	32.5%
Offshore Products	19.4%	27.3%	19.0%	25.2%
Tubular Services	14.4%	5.9%	12.6%	5.9%
Total	21.5%	21.3%	21.1%	21.8%
Operating Income (Loss)
Well Site Services	$13.4	$7.3	$41.1	$29.4
Offshore Products	2.7	9.1	4.7	23.2
Tubular Services	14.1	1.7	28.5	4.0
Corporate/Other	(2.3)	(1.4)	(5.6)	(4.3)

Total	$27.9	$16.7	$68.7	$52.3

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. Revenues increased $74.3 million, or 41.9%, to $251.5 million during the current quarter compared to revenues of $177.2 million during the quarter ended September 30, 2003. Tubular services revenues and tons shipped increased $55.6 million, or 90.7%, and 20.3 thousand tons, or 29.1%, respectively, in the three months ended September 30, 2004 compared to revenues and tons shipped in the quarter ended September 30, 2003 due to increased industry demand, higher OCTG prices and contributions from the acquisition of the Hunting OCTG distribution business in May 2004. Well site services revenues increased $22.8 million, or 40.3%, while offshore products revenues decreased $4.1 million, or 6.9%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in the United States, increased oil sands development in Canada, an international catering and facilities management contract, favorable Canadian dollar exchange rates, the impact of capital expenditures made since the third quarter of 2003 and rental tool acquisitions, totaling $56.2 million, completed in the fourth quarter of 2003 and in January and April of 2004. These increases were partially offset by decreased offshore rental tool and workover activities due to continued depressed drilling activities in the Gulf of Mexico and shut-downs in the Gulf of Mexico due to hurricanes. Offshore products revenues decreased as a result of lower activity supporting offshore production facility construction.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $16.2 million, or 42.9%, from $37.8 million in the quarter ended September 30, 2003 to $54.0 million in the quarter ended September 30, 2004. Our overall gross margin as a percent of revenues was essentially flat in the third quarter compared to the same quarter of the previous year. Well site services gross margins increased $8.5 million, or 47.2%, to $26.5 million in the quarter ended September 30, 2004 compared to the quarter ended September 30,

2003. Within our well site services segment, shallow drilling and specialty rental tool businesses’ gross margins increased $2.0 million, or 76.9%, and $2.0 million, or 38.5%, respectively, during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 as a result of the addition of two drilling rigs and higher drilling rates charged and contributions from rental tool acquisitions completed in the fourth quarter of 2003 and in January and April 2004. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $4.5 million, or 53.6%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily because of increased camp and catering activity supporting oil sands development in Canada and an international catering and facilities management contract. Our well site services gross margin percent increased to 33.4% in the current quarter compared to 31.8% in the third quarter of last year as a result of higher gross margins in our land drilling and remote accommodation businesses.

     Offshore products gross margins decreased $5.5 million, or 34.0%, from $16.2 million in the three months ended September 30, 2003 to $10.7 million in the three months ended September 30, 2004 due to decreased activity and reduced fixed cost absorption. Additionally, offshore products margins were lower in the current period compared to last year due to a less favorable mix of higher margin connector and other highly engineered products. Further, the Company recorded a $1.0 million accrual in the third quarter of 2004 related to a potential warranty claim associated with an international subsea pipeline project installed in 2000. These same factors were the primary reason that offshore products gross margin percent declined from 27.3% of revenues in the third quarter of 2003 to 19.4% in the third quarter of 2004.

     Tubular services gross margins increased to $16.8 million, or 14.4% of tubular services revenues, in the three months ended September 30, 2004 compared to $3.6 million, or 5.9% of tubular services revenues, in the three months ended September 30, 2003 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services, an increase in OCTG prices during the quarter and the acquisition of the OCTG distribution business of Hunting for $46.4 million in May 2004.

     Selling, General and Administrative Expenses. During the three months ended September 30, 2004, selling, general and administrative expenses (SG&A) totaled $16.5 million, or 6.6% of revenues, compared to SG&A of $14.3 million, or 8.1% of revenues, for the three months ended September 30, 2003. SG&A expense increased primarily as a result of acquisitions completed since the third quarter of 2003, higher postretirement benefit costs in the current year due to the recording of a gain upon settlement of plan liabilities in the prior year and higher professional fees and bonus accruals under the incentive compensation plan.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million in the third quarter 2004 compared to the third quarter 2003 due primarily to acquisitions of businesses completed in the fourth quarter of 2003 and in January and April of 2004 and capital expenditures made in the past year.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense (income). Our operating income increased $11.2 million, or 67.1%, to $27.9 million for the quarter ended September 30, 2004 from $16.7 million for the quarter ended September 30, 2003. Well site services operating income increased $6.1 million during the period. Offshore products operating income decreased $6.4 million while tubular services operating income increased $12.4 million. Corporate/other operating income decreased by $0.9 million in the current period.

     Interest Expense. Interest expense was higher by $0.3 million in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Increased interest expense attributable to higher debt levels resulting from acquisitions completed during the first half of 2004 was partially offset by lower debt issuance cost amortization compared to the prior period.

     Income Tax Expense. Income tax expense totaled $11.0 million, or 41.4% of pretax income, during the quarter ended September 30, 2004 compared to $4.1 million, or 26.6% of pretax income, during the quarter ended September 30, 2003. See “Tax Matters” discussion following.

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. Revenues increased $151.6 million, or 28.8%, to $677.9 million during the first nine months of 2004 compared to revenues of $526.3 million during the nine months ended September 30, 2003. Tubular services revenues and tons shipped increased $119.4 million, or 72.8%, and 54.7 thousand tons, or 29.2%, respectively, in the nine months ended September 30, 2004 compared to revenues and tons shipped in the nine months ended September 30, 2003 due to increased industry demand, higher OCTG prices, and contributions from the acquisition of the Hunting OCTG distribution business in May 2004. Well site services revenues increased $60.1 million, or 31.9%, while offshore products revenues decreased $27.9 million, or 16.0%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in the United States, increased oil sands development in Canada, an international catering and facilities management contract, favorable Canadian dollar exchange rates, the impact of capital expenditures made since the first nine months of 2003 and rental tool acquisitions, totaling $56.2 million, completed in the fourth quarter of 2003 and in January and April of 2004. These increases were partially offset by decreased offshore rental tool and workover activities due to continued depressed drilling activities in the Gulf of Mexico and shut-downs in the Gulf of Mexico due to hurricanes. Offshore products revenues decreased as a result of lower activity supporting offshore production facility construction.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $28.4 million, or 24.8%, from $114.7 million in the nine months ended September 30, 2003 to $143.1 million in the nine months ended September 30, 2004. Our overall gross margin as a percent of revenues was essentially flat in the current year compared to the same period in the previous year. Well site services gross margins increased $18.4 million, or 30.1%, to $79.6 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Within our well site services segment, our shallow drilling and specialty rental tool businesses’ gross margins increased $3.9 million, or 54.9%, and $5.9 million, or 37.8%, respectively, during the nine months ended September 30, 2004 compared to the first nine months of 2003 as a result of the addition of two drilling rigs in our shallow drilling business, higher utilization and footage drilling rates for all of our drilling rigs and contributions from rental tool acquisitions completed in the fourth quarter of 2003 and in January and April 2004. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $9.5 million, or 30.4%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily because of increased camp and catering activity supporting oil sands development in Canada and an international catering and facilities management contract. Our hydraulic workover gross margins decreased by $0.9 million, or 12.5%, as a result of decreased utilization, especially in West Africa and the Middle East. Our well site services gross margin percent decreased slightly to 32.0% in the nine months ended September 30, 2004 compared to 32.5% in the nine months ended September 30, 2003.

     Offshore products gross margins decreased $16.0 million, or 36.5%, from $43.8 million in the nine months ended September 30, 2003 to $27.8 million in the nine months ended September 30, 2004 due to decreased activity and reduced fixed cost absorption. Additionally, offshore products margins were lower in the current period compared to last year due to lower activity levels, a less favorable mix of higher margin connector and other highly engineered products. Further, the Company recorded a $1.0 million accrual in the third quarter of 2004 related to a potential warranty claim associated with an international subsea pipeline project installed in 2000. These same factors were the primary reason that offshore products gross margin percent declined from 25.2% of revenues in the first nine months of 2003 to 19.0% in the first nine months of 2004.

     Tubular services gross margins increased to $35.7 million, or 12.6% of tubular services revenues, in the nine months ended September 30, 2004 compared to $9.7 million, or 5.9% of tubular services revenues, in the nine months ended September 30, 2003 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services, a significant increase in OCTG prices during the year to date period and the acquisition of the OCTG distribution business of Hunting for $46.4 million in May 2004.

     Selling, General and Administrative Expenses. During the nine months ended September 30, 2004, selling, general and administrative expenses (SG&A) totaled $47.1 million, or 6.9% of revenues, compared to SG&A of $42.0 million, or 8.0% of revenues, for the nine months ended September 30, 2003. SG&A expense increased primarily as a result of acquisitions completed since the first nine months of 2003, higher postretirement benefit costs in the current year due to the recording of a gain upon settlement of plan liabilities in the prior year and higher professional fees and bonus accruals under the incentive compensation plan.

     Depreciation and Amortization. Depreciation and amortization expense increased $6.1 million in the first nine months of 2004 compared to the first nine months of 2003 due primarily to acquisitions of businesses completed since the first nine months of 2003 and capital expenditures made in the past year.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense (income). Our operating income increased $16.4 million, or 31.4%, to $68.7 million for the nine months ended September 30, 2004 from $52.3 million for the nine months ended September 30, 2003. Well site services operating income increased $11.7 million during the period. Offshore products operating income decreased $18.5 million while tubular services operating income increased $24.5 million. Corporate/other operating income decreased by $1.3 million in the current period.

     Interest Expense. Interest expense was higher by $0.4 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Increased interest expense attributable to higher debt levels resulting from acquisitions completed during the first half of 2004 was only partially offset by lower debt issuance cost amortization compared to the prior period.

     Income Tax Expense. Income tax expense totaled $20.5 million, or 31.9% of pretax income, during the nine months ended September 30, 2004 compared to $13.2 million, or 27.5% of pretax income, during the nine months ended September 30, 2003. See “Tax Matters” discussion following.

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

     Cash was provided by operations during the nine months ended September 30, 2004 and 2003 in the amounts of $64.8 million and $39.6 million, respectively. Cash provided by operations in 2004 was generated by our net income plus depreciation and amortization, net of working capital changes during 2004. Working capital changes used $4.3 million of operating cash flow in the first nine months of 2004 compared to a use of $17.1 million in the comparable period in 2003.

     Cash was used in investing activities during the nine months ended September 30, 2004 and 2003 in the amount of $114.6 million and $28.6 million, respectively. Capital expenditures totaled $38.1 million and $26.8 million during the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services businesses and for expansion of our offshore products manufacturing capacity. Acquisitions totaled $79.5 million during the nine months ended September 30, 2004. During the first nine months of 2004, the Company completed the acquisition of several rental tool companies, requiring a net cash payment of $37.6 million. These companies have been merged into our rental tool subsidiary, and will report through the well site services segment. In addition, we acquired the OCTG distribution business of Hunting which required a cash outlay of $41.7 million in May 2004. These acquisitions resulted in increased working capital investments, particularly accounts receivable and inventory. We currently expect capital expenditures to total approximately $55 million during 2004 for maintenance and upgrade of our equipment and facilities and also to expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

     Net cash of $52.3 million was provided by financing activities during the nine months ended September 30, 2004, primarily as a result of revolving credit borrowings which were utilized for acquisitions.

     Our primary bank credit facility (the Credit Agreement) provided for $225 million of revolving credit until May 2004 when we exercised an option to increase the maximum borrowings under the Credit Agreement to $250 million. This credit facility matures on October 30, 2007. The Credit Agreement contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries, and our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). Our average borrowing rate for balances outstanding during the third quarter was 3.7%. We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement.

     As of September 30, 2004, we had $178.4 million outstanding under the Credit Agreement and an additional $11.3 million of outstanding letters of credit, leaving $60.3 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an additional aggregate borrowing capacity of $14.1 million. We had no borrowings outstanding under these facilities as of September 30, 2004. Our total debt represented 27.5% of our total capitalization at September 30, 2004. A total of $5.2 million related to the consideration for the Hunting OCTG business acquisition and subsequent adjustments is payable to the seller in the fourth quarter of 2004. This payment to Hunting, which is subject to adjustment in certain circumstances, is expected to be paid from operating cash flow or by utilizing our bank credit facility.

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

     Our income tax provision for the nine months ended September 30, 2004 totaled $20.5 million, or 31.9% of pretax income. Our income tax provision for the three months ended September 30, 2004 totaled $11.0 million, or 41.4% of pretax income. The third quarter 2004 rate was higher than the statutory rate due primarily to state taxes and higher foreign tax rates. The nine month September 30, 2004 income tax provision included a $5.4 million income tax benefit recorded in the first quarter related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end. Based upon positive earnings that we have generated for both financial and tax reporting purposes during the three-year period since our formation, we believed that we would more likely than not generate sufficient taxable income in future years to realize the benefit of all but $6.6 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $5.4 million income tax benefit during the first quarter, we have recognized the associated income tax benefit, on a cumulative basis, of approximately $44.2 million of our $63.2 million of available federal net operating loss carryforwards.

     We currently estimate that our effective tax rate for the full year 2004 will approximate 34.5%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations. Based upon the loss limitation provisions of Section 382, we should be able to utilize approximately $29 million of our NOLs to offset taxable income that we generate during the tax year ended December 31, 2004.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) and, in December 2003, an amendment – FIN 46® (“FIN 46”) entitled, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. Implementation of FIN 46 did not affect us.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. As of September 30, 2004, we had floating rate obligations totaling approximately $178.4 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2004 levels, our consolidated interest expense would increase by a total of approximately $1.8 million annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2004, we realized foreign exchange losses of $0.5 million primarily as a result of the strengthening of the UK pound versus the U.S. dollar. Our UK subsidiary had U.S. dollar denominated receivables and U.S. dollar cash balances that resulted in the majority of our foreign exchange losses during the first nine months of 2004.

     ITEM 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibit No.		Description
10.12A**	—
Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).

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

10.14*, **	—	Form of Indemnification Agreement.

10.15**	—
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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

(b) REPORTS ON FORM 8-K.

(1)	Form 8-K filed July 2, 2004 – Item 5. Other Events (Appointment of S. James Nelson, Jr. to the Board of Directors and Audit Committee)

(2)	Form 8-K filed August 3, 2004 – Item 12. Results of Operations and Financial Condition (Quarter ended June 30, 2004 Earnings Press Release)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: November 5, 2004	By	/s/ CINDY B. TAYLOR

Cindy B. Taylor
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: November 5, 2004	By	/s/ ROBERT W. HAMPTON

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

Exhibit No.		Description
10.12A**	—
Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).

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

10.14*, **	—	Form of Indemnification Agreement.

10.15**	—
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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

(b) REPORTS ON FORM 8-K.

(1)	Form 8-K filed July 2, 2004 — Item 5. Other Events (Appointment of S. James Nelson, Jr. to the Board of Directors and Audit Committee)

(2)	Form 8-K filed August 3, 2004 — Item 12. Results of Operations and Financial Condition (Quarter ended June 30, 2004 Earnings Press Release)