Form 10-K
period 2004-12-31
OIL STATES INTERNATIONAL INC
filed 2005-03-02
CIK 1121484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     THREE ALLEN CENTER, 333 CLAY STREET, SUITE 4620, HOUSTON, TEXAS 77002
              (Address of Principal Executive Offices) (Zip Code)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting common stock (as of June 30, 2004)...................  $510,460,417

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 11,           Common Stock, par value $.01 per share   49,583,286 shares
  2005

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

PART I
  Item 1.        Business....................................................    2
  Item 2.        Properties..................................................   18
  Item 3.        Legal Proceedings...........................................   19
  Item 4.        Submission of Matters to a Vote of Security Holders.........   20

PART II
  Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   20
  Item 6.        Selected Financial Data.....................................   22
  Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   24
  Item 7A.       Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   35
  Item 8.        Financial Statements and Supplementary Data.................   35
  Item 9.        Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   35
  Item 9A.       Controls and Procedures.....................................   36

PART III
  Item 10.       Directors and Executive Officers of the Registrant..........   36
  Item 11.       Executive Compensation......................................   36
  Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   37
  Item 13.       Certain Relationships and Related Transactions..............   37
  Item 14.       Principal Accounting Fees and Services......................   37

PART IV
  Item 15.       Exhibits and Financial Statement Schedules..................   37
SIGNATURES...................................................................   41
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................   43

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

ITEM 1.  BUSINESS

OUR COMPANY

     Oil States International, Inc. (the "Company"), through its subsidiaries, is a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. We operate in a substantial number of the world's active oil and gas producing regions, including the Gulf of Mexico, U.S. onshore, Canada, West Africa, the Middle East, South America and Southeast Asia. Our customers include many of the major and independent oil and gas companies and other oilfield service companies. We operate in three principal business segments, offshore products, tubular services and well site services, and have established a leadership position in each.

AVAILABLE INFORMATION

     The Company maintains a website with the address www.oilstatesintl.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The Board of Directors of the Company documented its governance practices by adopting several corporate governance policies. The governance policies, including the Company's corporate governance guidelines and its code of business conduct and ethics, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee) may also be viewed at the Company's website. Copies of such documents will be sent to shareholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Form 10-K.

     In accordance with New York Stock Exchange (NYSE) Rules, on June 14, 2004, the Company filed the annual certification by our CEO that, as of the date of the certification, the Company was in compliance with the NYSE's corporate governance listing standards.

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

ACQUISITIONS

     Since the completion of our initial public offering in February 2001, we have completed 22 acquisitions for total consideration of $202 million. Acquisitions of other oil service businesses have been an important aspect of our growth strategy and plans to increase shareholder value.

     In 2002, we acquired the following six businesses for total consideration of approximately $72.1 million, which was financed primarily with borrowings under our credit facility:

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

     In 2003, we spent $16.8 million, financed with borrowings under our credit facility, to acquire five businesses. Three of the businesses were rental tool companies acquired for a total consideration of $10.5 million. The acquired rental tool companies conduct operations in South Texas and Louisiana and were combined with our existing rental tool business within our well site services segment. The remaining two businesses, acquired for aggregate consideration of $6.3 million, were combined with our offshore products segment.

     In January 2004, we completed the acquisition of several related rental tool companies for $34.8 million. The companies, based in South Texas, provide thru-tubing services and ancillary equipment rentals. These companies have been combined with our rental tool subsidiary, and report through the well site services segment. We completed an additional acquisition of a rental tool company in April 2004 for $4.8 million.

     In May 2004, we purchased the oil country tubular goods ("OCTG") distribution business of Hunting Energy Services, L.P., a wholly-owned affiliate of Hunting plc, for $47.0 million, including a purchase price adjustment settled in October 2004. In connection with the transaction, we purchased Hunting's U.S. tubular inventory, assumed certain customer contracts and entered into supply and distribution relationships with Hunting. Substantially all of the purchase price was assigned to OCTG acquired. Hunting's distribution operations were merged into our existing distribution operations in our tubular services segment.

     In January 2005, we announced that our land drilling subsidiary, Capstar Drilling, L.P., completed the acquisition of Elenburg Exploration Company, Inc. ("Elenburg"), a Wyoming based land drilling company, for $22.0 million. Elenburg has a fleet of seven rigs, and provides shallow land drilling services in Montana, Wyoming, Colorado and Utah.

     All of the cash consideration utilized in our acquisitions has been funded by cash flow and amounts available under our existing bank credit facility. See
Note 8 to the Consolidated Financial Statements.

OUR INDUSTRY

     We operate in the oilfield service industry and provide products and services to oil and gas exploration and production companies for use in the drilling for and production of oil and gas. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. See Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets.

     Our financial results reflect the cyclical nature of the oilfield services business. Since 2001, there have been periods of increasing and decreasing activity in each of our operating segments.

     Our Well Site Services businesses, which is significantly affected by the North American rig count, had increased activity during 2001, saw decreased activity in 2002 and early 2003 and has seen increasing activity from 2003 through the current period. Acquisitions and capital expenditures made in this segment have created additional growth opportunities. In addition, the increased activity supporting oil sands developments in northern Alberta, Canada by our work force accommodations, catering and logistics business in this segment have had an important impact on this segment's overall trends.

     Our Offshore Products segment, which is more influenced by deepwater development activity and rig construction and repair, experienced increased activity during 2002 and 2003 as we shipped projects from our backlog which had increased in 2001 and 2002. In 2004, activity in this segment slowed; however, backlog increased during 2004.

     Our Tubular Services business is influenced by some of the same factors as our Well Site Services. In addition, during 2004, this segment was significantly affected by increasing prices for steel products, including the oil country tubular goods ("OCTG") we sell.

OFFSHORE PRODUCTS

  OVERVIEW

     During the year ended December 31, 2004, we generated approximately 21% of our revenue and 7% of our operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture a number of cost-effective, technologically advanced products for the offshore energy industry. In addition, we have other lower margin products and services such as fabrication, inspection and repair services. Our products and services are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, deepwater mooring and lifting systems, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England and Singapore that support our offshore products segment.

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

  PRODUCTS AND SERVICES

     Our offshore products segment provides a broad range of products and services for use in offshore drilling and development activities. In addition, this segment provides onshore oil and gas, defense and general industrial products and services. Our offshore products segment is dependent on the industry's continuing innovation and creative applications of existing technologies.

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

     Floating production systems, including tension leg platforms, Spars and FPSO systems, are a significant means of producing oil and gas, particularly in deepwater environments. We provide many important products for the construction of these systems. A tension leg platform is a floating platform that is moored by vertical pipes, or tethers, attached to both the platform and the sea floor. Our FlexJoint(R) tether bearings are used at the top and bottom connections of each of the tethers, and our Merlin connectors are used to join shorter pipe segments to form long pipes offshore. A Spar is a floating vertical cylindrical structure which is approximately six to seven times longer than its diameter and is anchored in place. Our FlexJoints(R) are also used to attach the steel catenary risers to a Spar or FPSO.

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

     Other Products and Services. We provide equipment for securing subsea structures and offshore platform jackets, including our Hydra-Lok(R) hydraulic system. The Hydra-Lok(R) tool, which has been successfully used at depths of 3,000 feet, does not require diver intervention or guide lines.

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

     Backlog. Backlog in our offshore products segment was $97.5 million at December 31, 2004, compared to $62.6 million at December 31, 2003 and $100.1 million at December 31, 2002. We expect substantially all of our backlog at December 31, 2004 to be completed in 2005. Our offshore products backlog consists of firm customer purchase orders for which satisfactory credit or financing arrangements exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Although our backlog is an important indicator of future offshore products shipments and revenues, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

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

     Our three largest customers in the offshore products markets in 2004 were BP plc, Noble Corporation and FMC Technologies, Inc. Our main competitors include Vetco Gray, Inc., FMC Technologies, Inc., Energy Cranes International, Ltd. and Rolls-Royce plc.

TUBULAR SERVICES

  OVERVIEW

     During the year ended December 31, 2004, we generated approximately 44% of our revenue and 39% of our operating income, before corporate charges, from our tubular services segment. Through this segment, we distribute oil country tubular goods, or OCTG, and provide associated OCTG finishing and logistics services to the oil and gas industry. Oil country tubular goods consist of downhole casing and production tubing. Through our tubular services segment, we:

     - distribute a broad range of casing and tubing;

     - provide threading, remediation, logistical and inventory services; and

     - offer e-commerce pricing, ordering, tracking and financial reporting capabilities.

     We serve a customer base ranging from major oil companies to small independents. Through our key relationships with more than 20 domestic and foreign manufacturers and related service providers and suppliers of OCTG, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants predominantly in the United States. The OCTG distribution market is highly fragmented and competitive, and is focused in the United States. We purchase tubular goods from a variety of sources. However, during 2004, we purchased from a single supplier 50% of the tubular goods we distributed and from three suppliers approximately 69% of such tubular goods.

  OCTG MARKET

     Our tubular services segment primarily distributes casing and tubing. Casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations. Casing is also used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Production tubing, which is used to bring oil and gas to the surface, may be replaced during the life of a producing well.

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

  PRODUCTS AND SERVICES

     Tubular Products and Services. We distribute various types of OCTG produced by both domestic and foreign manufacturers to major and independent oil and gas exploration and production companies and other OCTG distributors. We do not manufacture any of the tubular goods that we distribute. As a result, gross margins in this segment are generally lower than those reported by our other segments. We operate our tubular services segment from a total of six offices and facilities located near areas of oil and gas exploration and development activity. We have distribution relationships with most major domestic and international steel mills.

     In this business, inventory management is critical to our success. We maintain on-the-ground inventory in 60 yards located in the United States, giving us the flexibility to fill our customers' orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, that enables us to track our product shipments down to the individual joint of pipe.

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

  REGIONS OF OPERATIONS

     Our tubular services segment provides tubular products and services principally to customers in the United States both for land and offshore applications. However, we also sell for export to other countries, including Algeria, Angola, Cabinda, Cameroon, Canada, Chad, Columbia, Congo, Ecuador, Egypt, Guatemala, Pakistan, Trinidad, Venezuela and Yemen.

  CUSTOMERS, SUPPLIERS AND COMPETITORS

     Our three largest end-user customers in the tubular distribution market in 2004 were ChevronTexaco Corporation, Burlington Resources and ConocoPhillips. Our three largest suppliers were U.S. Steel Group, Maverick Tube Corporation and Grant Prideco. Although we have a leading market share position in tubular services distribution, the market is highly fragmented. Our main competitors in tubular distribution are Total Premier, Red Man Pipe & Supply Co., Inc. and Bourland and Leverich.

WELL SITE SERVICES

  OVERVIEW

     During the year ended December 31, 2004, we generated approximately 35% of our revenue and 54% of our operating income, before corporate charges, from our well site services segment. Our well site services segment provides a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle. Our services include workover services, drilling services, rental equipment, work force accommodations, catering and logistics services and modular building construction services. We use our fleet of workover and drilling rigs, rental equipment, work force accommodation facilities and related equipment to service well sites for oil and natural gas companies. Our products and services are used in both onshore and offshore applications through the exploration, development, production and abandonment phases of a well's life. Additionally, our work force accommodations, catering and logistics services are employed in a variety of mining and related natural resource applications as well as forest fire fighting.

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

     Demand for our workover services is impacted significantly by offshore activity both in the United States and international areas. Our hydraulic workover units compete with jackup rigs and conventional workover rigs for shallow water workover projects. Our hydraulic workover units can be operated, at times, at a lower cost than alternatives such as jack-up rigs. For example, costs to mobilize and set up our hydraulic workover units are lower than alternative equipment. Some operations on oil and gas wells under pressure situations require the use of a hydraulic workover unit. Conversely, when activity levels in the oil and gas business decline, our hydraulic units face more competition from larger equipment offered at lower prices which can become more competitive with our equipment.

     Our rental equipment fleet which is primarily positioned to serve the U.S. Gulf of Mexico and onshore U.S. markets, is more production oriented and is dependent to a significant degree on the level of development and workover activities in our market areas. We rent our equipment to major and independent production companies and larger oil service companies to support both onshore and offshore operations. Recent capital expenditures and acquisitions have been more focused on onshore operations. We face competition from a diverse group of companies including many smaller companies.

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

     As of December 31, 2004, we had 28 "stand alone" hydraulic workover units. Of these 28 units, 15 were located in the U.S., six were located in the Middle East, five were located in Venezuela and two were located in West Africa. In addition, we had labor and maintenance contracts on two non-owned hydraulic workover units in Algeria. Typically, our hydraulic workover units are contracted on a short-term dayrate basis. As a result, utilization of our hydraulic workover units varies from period to period. Our utilization rate for hydraulic workover units was 29.1% during 2004 compared to 30.7% in 2003. As of December 31, 2004, eight of our hydraulic workover units were working or under contract. The length of time necessary to complete a job depends on many factors, including the number of wells and the type of workover or pressure control situation involved. Usage of our hydraulic workover units is also affected by the availability of trained personnel. With our current level of trained personnel, we estimate that we have the capability to crew and operate 10 to 12 simultaneous jobs involving our hydraulic workover units.

     Our three largest customers in workover services in 2004 were Sonatrach, ChevronTexaco Corporation and Total S.A. Our main competitors in workover services are Halliburton Company, Cudd Pressure Control and Superior Energy Services.

     Drilling Services. Our drilling services business is located in Odessa, Texas and Wooster, Ohio and provides drilling services for shallow to medium depths ranging from 2,000 to 10,000 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 18 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 200,000 to 300,000 pounds. We added three of these drilling rigs in 2002, one in December 2003 and one in each of February and December 2004. Fourteen of these drilling rigs are located in Odessa, Texas and four are located in Wooster, Ohio. As of December 31, 2004, all 18 rigs were working or under contract. Utilization increased from 88.4% in 2003 to 90.5% in 2004. On January 31, 2005, we acquired Elenburg Exploration Company Inc. which has a fleet of seven rigs and provides shallow drilling services in Montana, Wyoming, Colorado and Utah.

     We market our drilling services directly to a diverse customer base, consisting of both major and independent oil companies. Our largest customers in drilling services in 2004 included Energen Resources Corporation, Apache Corporation and Anadarko Petroleum Corporation. Our main competitors are Star Drilling, Rodric Drilling and Union Drilling, Inc. The land drilling business is highly fragmented and consists of a small number of large companies and many smaller companies.

     Rental Equipment. Our rental equipment business provides a wide range of products for use in the offshore and onshore oil and gas industry, including:

     - wireline and coiled tubing pressure control equipment;

     - pipe recovery systems;

     - gravel pack operations on well bores; and,

     - surface control equipment and down-hole tools utilized by coiled tubing operators.

     Our rental equipment is used during the exploration, development, production and abandonment stages. As of December 31, 2004, we provided rental equipment at 21 U.S. distribution points in Texas, Louisiana, Oklahoma, Mississippi, New Mexico and Wyoming. We provide rental equipment on a day rental basis with rates varying depending on the type of equipment and the length of time rented.

     Our three largest customers in rental equipment in 2004 were Schlumberger Well Services, Baker Atlas and BP plc. Our competitors in rental equipment include Boyd Oil Tool Rentals, Superior Energy Services, Inc. and Supreme Energy Services, Inc.

     Work Force Accommodations, Catering and Logistics and Modular Building Construction. We are a large provider of integrated products and services to support workers in remote locations, including work force accommodation, food services, remote site management services and modular building construction. We provide complete design, manufacture, installation, operation and redeployment logistics services for oil and gas drilling, oil sands mining in the Fort McMurray region of Northern Canada, diamond mining in Northern Canada and other mining ventures throughout the world, pipeline construction, forestry, offshore construction, disaster relief services and support services for military operations on a worldwide basis. Our work force products and service operations are primarily focused in Canada and the Gulf of Mexico although we also have catering and facilities management activities in other international areas. During the peak of our operating season, we typically provide these services in over 200 separate locations throughout the world with separate location populations ranging from 20 to 2000 persons.

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

     In 2004, our three largest customers in work force accommodations, catering, logistics and modular building construction were Syncrude Canada Ltd, SNC-Lavelin Group Inc. and Nabors Drilling. Our main competitors are Atco Structures Limited, Compass Group PLC and Aramark Corporation.

EMPLOYEES

     As of December 31, 2004, we had approximately 3,936 full-time employees, 31% of whom are in our offshore products segment, 67% of whom are in our well site services segment and 2% of whom are in our tubular services segment. We are party to collective bargaining agreements covering 662 employees located in Canada and the United Kingdom as of December 31, 2004. We believe relations with our employees are good.

GOVERNMENT REGULATION

     Our business is significantly affected by foreign, federal, state and local laws and regulations relating to the oil and natural gas industry, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, could significantly affect our business. We cannot predict changes in the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also are not able to predict whether additional laws and regulations will be adopted.

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

     Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the release and/or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our consolidated financial statements. However, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.

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

     The federal Comprehensive Environmental Response, Compensation, and Liability Act, CERCLA or the "Superfund" law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently have operations on properties where activities involving the handling of hazardous substances or wastes may have been conducted prior to our operations on such properties or by third parties whose operations were not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws. Under these laws and related regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

     In the course of our operations, some of our equipment may be exposed to naturally occurring radiation associated with oil and gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials or "NORM." NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping, and work area affected by NORM may be subject to remediation or restoration requirements. Because many of the properties presently or previously owned, operated, or occupied by us have been used for oil and gas production operations for many years, it is possible that we may incur costs or liabilities associated with elevated levels of NORM.

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

     - the level of demand for and supply of oil and gas;

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

     - the actual cost of finding and producing oil and gas;

     - the availability of attractive oil and gas field prospects which may be affected by governmental actions or environmental activists which may restrict drilling;

     - the availability of transportation infrastructure and refining capacity;

     - depletion rates;

     - the level of drilling activity;

     - worldwide economic activity including growth in underdeveloped countries;

     - national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil;

     - the impact of armed hostilities involving one or more oil producing nations;

     - the cost of developing alternate energy sources;

     - environmental regulation; and

     - tax policies.

  EXTENDED PERIODS OF LOW OIL PRICES OR UNSUCCESSFUL EXPLORATION RESULTS MAY DECREASE DEEPWATER EXPLORATION AND PRODUCTION ACTIVITY AND ADVERSELY AFFECT OUR BUSINESS.

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

  IF WE HAVE TO WRITE OFF A SIGNIFICANT AMOUNT OF GOODWILL, OUR EARNINGS WILL BE NEGATIVELY AFFECTED.

     As of December 31, 2004, goodwill represented approximately 28% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards, which were effective January 1, 2002, require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders' equity if circumstances indicate that the carrying amount will not be recoverable. See Note 4 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

  IF WE WERE TO LOSE A SIGNIFICANT SUPPLIER OF OUR TUBULAR GOODS, WE COULD BE ADVERSELY AFFECTED.

     During 2004, we purchased from a single supplier approximately 50% of the tubular goods we distributed and from three suppliers approximately 69% of such tubular goods. We do not have contracts with any of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

RISKS RELATED TO OUR RELATIONSHIP WITH SCF

  L.E. SIMMONS, THROUGH SCF, EXERTS SIGNIFICANT INFLUENCE ON THE OUTCOME OF STOCKHOLDER VOTING AND MAY EXERCISE THIS VOTING POWER IN A MANNER ADVERSE TO OUR STOCKHOLDERS.

     SCF-III, L.P. and SCF-IV, L.P., private equity funds that focus on investments in the energy industry (collectively, "SCF"), together hold approximately 18% of the outstanding common stock of our company as of February 24, 2005. L.E. Simmons, the chairman of our board of directors, is the sole owner of L.E. Simmons & Associates, Incorporated, the ultimate general partner of SCF. Accordingly, Mr. Simmons, through his ownership of the ultimate general partner of SCF, is in a position to exert significant influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Mr. Simmons may differ from those of our stockholders, and SCF may vote its common stock in a manner that may adversely affect our stockholders.

  SCF'S OWNERSHIP INTEREST AND PROVISIONS CONTAINED IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD DISCOURAGE A TAKEOVER ATTEMPT, WHICH MAY REDUCE OR ELIMINATE THE LIKELIHOOD OF A CHANGE OF CONTROL TRANSACTION AND, THEREFORE, THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SHARES FOR A PREMIUM.

     In addition to SCF's position of significant influence, provisions contained in our certificate of incorporation and bylaws, such as a classified board, limitations on the removal of directors, on stockholder proposals at meetings of stockholders and on stockholder action by written consent and the inability of stockholders to call special meetings, could make it more difficult for a third party to acquire control of our company. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate our stockholders' ability to sell their shares of common stock at a premium.

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

  THE AVAILABILITY OF SHARES OF OUR COMMON STOCK FOR FUTURE SALE COULD DEPRESS OUR STOCK PRICE

     Sales by SCF and other stockholders of a substantial number of shares of our common stock in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities. SCF has sold shares recently and made stock distributions to its partners and may continue to do so in the future. SCF's ownership percentage has decreased from 40% at February 27, 2004 to 18% at February 23, 2005.

ITEM 2.  PROPERTIES

     The following table presents information about our principal properties and facilities. Except as indicated below, we own all of these properties or facilities.

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------              -----------
United States
  Houston, Texas (lease)..........          9,342     Principal executive offices
  Arlington, Texas................         11,264     Offshore products business office
  Arlington, Texas................         55,853     Offshore products manufacturing
                                                      facility
  Arlington, Texas (lease)........         63,272     Offshore products manufacturing
                                                      facility
  Arlington, Texas................         44,780     Elastomer technology center for
                                                      offshore products
  Arlington, Texas................         60,000     Molding and aerospace facilities
                                                      for offshore products
  Houston, Texas (lease)..........         25,638     Offshore products business office
  Houston, Texas..................       25 acres     Offshore products manufacturing
                                                      facility and yard
  Lampasas, Texas.................         47,500     Molding facility for offshore
                                                      products
  Tulsa, Oklahoma.................         74,600     Molding facility for offshore
                                                      products
  Houma, Louisiana................        153,000     Offshore products manufacturing
                                                      facility and yard
  Houma, Louisiana (lease)........        108,714     Offshore products manufacturing
                                                      facility and yard
  Crosby, Texas...................      109 acres     Tubular yard

                                      APPROXIMATE
                                        SQUARE
LOCATION                            FOOTAGE/ACREAGE              DESCRIPTION
--------                            ---------------              -----------
  Belle Chasse, Louisiana.........        395,292     Accommodations manufacturing
                                                      facility and yard for well site
                                                      services
  Lafayette, Louisiana (lease)....        9 acres     Accommodations equipment repair
                                                      yard for well site services
  Houma, Louisiana................         62,470     Well control yard and office for
                                                      well site services
  Houma, Louisiana................          9,000     Well control office and training
                                                      for well site services
  Broussard, Louisiana............         18,875     Rental tool warehouse for well
                                                      site services
  Odessa, Texas...................          7,847     Office and warehouse in support of
                                                      drilling operations for well site
                                                      services
  Wooster, Ohio (leased)..........          6,400     Office and warehouse in support of
                                                      drilling operations for well site
                                                      services
  Alvin, Texas....................         36,150     Rental tool warehouse for well
                                                      site services
International
  Aberdeen, Scotland (lease)......      4.5 acres     Offshore products manufacturing
                                                      facility and yard
  Bathgate, Scotland..............        3 acres     Offshore products manufacturing
                                                      facility and yard
  Barrow-in-Furness, England (own
     and lease)...................         90,000     Offshore products service facility
                                                      and yard
  Singapore, Asia (lease).........         45,216     Offshore products manufacturing
                                                      facility
  Macae, Brazil (lease)...........        6 acres     Offshore products manufacturing
                                                      facility and yard
  Nisku, Alberta..................     8.58 acres     Accommodations manufacturing
                                                      facility for well site services
  Nisku, Alberta (lease)..........    10.24 acres     Accommodations manufacturing
                                                      facility for well site services
  Edmonton, Alberta...............         31,000     Accommodations office and
                                                      warehouse for well site services
  Spruce Grove, Alberta...........         15,000     Accommodations facility and
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

     We have six tubular sales offices and a total of 21 rental tool supply and distribution points in Texas, Louisiana, New Mexico, Mississippi, Oklahoma and Wyoming. Most of these office locations provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and in other cases, we have indemnified the buyers of businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling $439,000 by one of its subsidiaries (the "Subsidiary") to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. The Company and independent counsel retained by the Company's audit committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. The Company has voluntarily reported the results of its investigation to the Securities and Exchange Commission (the "SEC") and will fully cooperate with any requests for information received from the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     Our authorized common stock consists of 200,000,000 shares of common stock. There were 49,583,286 shares of common stock outstanding as of February 11, 2005, including 276,183 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of February 11, 2005 was 58. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. The closing price of our common stock on February 11, 2005 was $20.59 per share.

     The following table sets forth the range of high and low sale prices of the Company's common stock.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
2003:
  First Quarter.............................................  13.16   10.43
  Second Quarter............................................  13.85    9.95
  Third Quarter.............................................  12.79   10.73
  Fourth Quarter............................................  14.84   11.85
2004:
  First Quarter.............................................  16.35   12.75
  Second Quarter............................................  15.72   13.06
  Third Quarter.............................................  19.05   15.21
  Fourth Quarter............................................  21.10   17.80
2005:
  First Quarter (through February 11, 2005).................  20.93   17.35

     We have not declared or paid any cash dividends on our common stock since our initial public offering and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Furthermore, our existing credit facilities restrict the payment of dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant. The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock, par value $.01 per share. The Board of Directors authorized the expenditure of up to $50 million to repurchase shares.

EQUITY COMPENSATION PLANS

     The information relating to the Company's equity compensation plans required by Item 5 is incorporated by reference to such information as set forth
Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" contained herein.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data on the following pages include selected historical and unaudited pro forma financial information of our company as of and for each of the five years ended December 31, 2004. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's financial statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------
                                         2004       2003       2002       2001       2000          2001            2000
                                       --------   --------   --------   --------   --------   ---------------   -----------
                                                                                               CONSOLIDATED
                                                CONSOLIDATED               PRO FORMA(1)       AND COMBINED(5)   COMBINED(5)
                                       ------------------------------   -------------------   ---------------   -----------
Statements of Operations Data:
  Revenue............................  $971,012   $723,681   $616,848   $719,722   $595,647      $671,205        $304,549
  Expenses
    Product costs, service and other
      costs..........................   774,638    573,114    487,053    582,934    482,662       537,792         217,601
    Selling, general and
      administrative.................    64,810     57,710     51,791     51,157     46,146        50,024          37,816
    Depreciation and
      amortization(2)................    35,988     27,905     23,312     28,693     26,729        28,039          21,314
    Other operating expense
      (income).......................       460       (215)       132       (347)       (69)         (346)            (69)
                                       --------   --------   --------   --------   --------      --------        --------
  Operating income...................    95,116     65,167     54,560     57,285     40,179        55,696          27,887
                                       --------   --------   --------   --------   --------      --------        --------
  Net interest expense...............    (7,304)    (7,541)    (4,394)    (9,178)    (9,260)       (9,458)        (11,504)
  Other income.......................       956      1,028        867         87         89            88              89
                                       --------   --------   --------   --------   --------      --------        --------
  Income before income taxes.........    88,768     58,654     51,033     48,194     31,008        46,326          16,472
  Income tax expense(3)..............   (29,406)   (14,222)   (11,357)    (2,090)    (4,542)       (2,054)        (10,776)
                                       --------   --------   --------   --------   --------      --------        --------
  Income before minority interest....    59,362     44,432     39,676     46,104     26,466        44,272           5,696
  Minority interest..................        --         --         --          4        (30)       (1,596)         (4,248)
                                       --------   --------   --------   --------   --------      --------        --------
  Net Income.........................  $ 59,362   $ 44,432   $ 39,676   $ 46,108   $ 26,436      $ 42,676        $  1,448
                                       ========   ========   ========   ========   ========      ========        ========
  Net Income per common share
    Basic............................  $   1.20   $   0.92   $   0.82   $   0.96   $   0.55      $   0.94        $   0.05
                                       ========   ========   ========   ========   ========      ========        ========
    Diluted..........................  $   1.19   $   0.90   $   0.81   $   0.95   $   0.55      $   0.93        $   0.04
                                       ========   ========   ========   ========   ========      ========        ========
  Average shares outstanding
    Basic............................    49,329     48,529     48,286     48,198     48,013        45,263          24,482
                                       ========   ========   ========   ========   ========      ========        ========
    Diluted..........................    50,027     49,215     48,890     48,619     48,358        46,045          26,471
                                       ========   ========   ========   ========   ========      ========        ========

                                                                         YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                             2004        2003       2002      2001      2000          2001            2000
                                           ---------   --------   --------   -------   -------   ---------------   -----------
                                                                                                  CONSOLIDATED
                                                    CONSOLIDATED               PRO FORMA (1)     AND COMBINED(5)   COMBINED(5)
                                           -------------------------------   -----------------   ---------------   -----------
Other Data:
  EBITDA as defined(4)...................  $ 132,060   $ 94,100   $ 78,739   $86,069   $66,967      $ 82,227        $ 45,042
  Capital expenditures...................     60,041     41,261     26,086                            29,671          21,383
  Net cash provided by operating
    activities...........................     97,167     58,703     45,375                            54,872          33,937
  Net cash used in investing activities,
    including capital expenditures.......   (137,713)   (54,902)   (89,428)                          (22,667)        (22,377)
  Net cash provided by (used in)
    financing activities.................     38,816      4,319     50,381                           (32,415)            304

                                                                                 AT DECEMBER 31,
                                                             -------------------------------------------------------
                                                               2004       2003       2002       2001        2000
                                                             --------   --------   --------   --------   -----------
                                                                           CONSOLIDATED                  COMBINED(5)
                                                             -----------------------------------------   -----------
Balance Sheet Data:
  Cash and cash equivalents................................  $ 19,740   $ 19,318   $ 11,118   $  4,982    $  4,821
  Net property, plant and equipment........................   227,343    194,136    167,146    150,090     143,468
  Total assets.............................................   933,612    717,186    644,216    529,883     353,518
  Long-term debt and capital leases, excluding current.
    portion................................................   173,887    136,246    133,292     73,939     102,614
  Redeemable preferred stock of subsidiaries...............        --         --         --         --      25,293
  Total stockholders' equity...............................   530,024    455,111    387,579    344,197      56,549

---------------

(1) The unaudited pro forma statements of operations and other financial data for 2000 and 2001 give effect to:

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

     - the acquisition of the minority interests of Oil States, HWC and PTI in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 2000 and 2001, respectively; and

     - the acquisition of Sooner in the Combination using the purchase method of accounting as if the acquisition occurred on January 1, 2000 and 2001, respectively.

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

(3) Our effective tax rate was affected significantly by our net operating loss carry forwards in years prior to 2004. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tax Matters" in this Annual Report on Form 10-K.

(4) The term EBITDA as defined consists of net income plus interest, taxes, depreciation and amortization. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. The Company has included EBITDA as defined as a supplemental disclosure because its management believes that EBITDA as defined provides useful information regarding its ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. The Company uses EBITDA as defined to compare and to monitor the performance of its business segments to other comparable public companies and as one of the primary measures to benchmark for the award of incentive compensation under its annual incentive compensation plan.

     We believe that net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net income, as derived from our financial information:

                                                         YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------
                              2004      2003      2002      2001      2000           2001            2000
                            --------   -------   -------   -------   -------   ----------------   -----------
                                                                               CONSOLIDATED AND
                                    CONSOLIDATED             PRO FORMA(1)        COMBINED(5)      COMBINED(5)
                            ----------------------------   -----------------   ----------------   -----------
     Net income...........  $ 59,362   $44,432   $39,676   $46,108   $26,436       $42,676          $ 1,448
     Depreciation and
       amortization.......    35,988    27,905    23,312    28,693    26,729        28,039           21,314
     Interest expense,
       net................     7,304     7,541     4,394     9,178     9,260         9,458           11,504
     Income taxes.........    29,406    14,222    11,357     2,090     4,542         2,054           10,776
                            --------   -------   -------   -------   -------       -------          -------
     EBITDA as defined....  $132,060   $94,100   $78,739   $86,069   $66,967       $82,227          $45,042
                            ========   =======   =======   =======   =======       =======          =======

(5) Prior to our initial public offering in February 2001, SCF-III, L.P. owned majority interests in Oil States, HWC and PTI, and SCF-IV, L.P. owned a majority interest in Sooner. L. E. Simmons & Associates, Incorporated is the ultimate general partner of SCF-III, L.P. and SCF-IV, L.P. L.E. Simmons, the chairman of our board of directors, is the sole shareholder of L.E. Simmons & Associates, Incorporated. Immediately prior to the closing of our initial public offering, the Combination closed and HWC, PTI and Sooner merged with wholly owned subsidiaries of Oil States. As a result, HWC, Sooner and PTI became our wholly owned subsidiaries.

     The financial results of Oil States, HWC and PTI have been combined from the beginning of calendar 2001 until February 14, 2001 using reorganization accounting, which yields results similar to the pooling of interests method and are the basis of the Combined Financial Information presented herein. The Consolidated and Combined Financial Information presented herein include the combined financial results of Oil States, HWC and PTI until February 14, 2001 and the Consolidated Financial Information of the Company thereafter.

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

     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, warranty claims, contract claims and discontinued operations.

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

OVERVIEW

     We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which is driven largely by our customers' outlook for longer-term future oil prices. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. We have also seen increased demand in our work force accommodation business as a result of oil sands development activities in Northern Alberta, Canada. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity, the types of wells being drilled and the level of OCTG pricing. Historically, tubular services gross margins expand during periods of rising OCTG prices and contract during periods of decreasing OCTG prices.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to movements in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

                                                 AVERAGE RIG COUNT FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                 -------------------------------------
                                                 2004    2003    2002    2001    2000
                                                 -----   -----   -----   -----   -----
     U.S. Land.................................  1,093     924     718   1,003     778
     U.S. Offshore.............................     97     108     113     153     140
                                                 -----   -----   -----   -----   -----
  Total U.S. ..................................  1,190   1,032     831   1,156     918
  Canada(1)....................................    369     372     266     341     345
                                                 -----   -----   -----   -----   -----
     Total North America.......................  1,559   1,404   1,097   1,497   1,263
                                                 =====   =====   =====   =====   =====

---------------

(1) Canadian rig counts typically increase during the peak winter drilling season.

     The average North American rig count for the year ended December 31, 2004 increased 155 rigs, or 11%, compared to the year ended December 31, 2003. This overall increase in activity, while tempered somewhat by lower activity levels in the U.S. Gulf of Mexico did contribute to increased revenues in our well site services segment. Our well site services results for 2004 also benefited from acquisitions made in our rental tool business in the fourth quarter of 2003 and in January and April of 2004 (see "Liquidity and Capital Resources" on page 30), contributions from three newly built rigs working in West Texas, which started working in December 2003, February 2004 and December 2004, respectively, and the impact of pricing gains in certain business lines. The Canadian rig count was flat between 2003 and 2004; however, our operations benefited from increased activity in support of oil sands development and an international catering and facilities management contract. Offshore products results weakened compared to 2003 primarily due to decreased activity and revenues during the year, which also led to reduced cost absorption in several of the company's manufacturing facilities. Additionally, offshore products margins were lower in 2004 compared to 2003 due to a less favorable mix of higher margin connector products, and due to inefficiencies associated with various facility consolidations undertaken during 2004. However, offshore products' revenues have improved sequentially in the most recent three quarters and margins improved from the beginning of 2004. Backlog totaled $97.5 million at December 31, 2004, $87.3 million at September 30, 2004 and $62.6 at December 31, 2003. However, project mix in our December 31, 2004 backlog is still not weighted towards our higher margin connector products. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. While change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the growth in our backlog, when compared to December 31, 2003.

     On May 11, 2004, our tubular services segment purchased the OCTG distribution business of Hunting Energy Services, L.P. (Hunting) for $47.0 million, including a purchase price adjustment settled in October

2004. Under the terms of the transaction, we purchased Hunting's U.S. tubular inventory, assumed certain customer contracts and entered into supply and distribution relationships with Hunting. Substantially all of the purchase price was assigned to the OCTG inventory acquired.

     Our tubular services segment shipped 339.8 thousand tons of OCTG in 2004 compared to 269.0 thousand tons in 2003. Our tubular services segment benefited during 2004 from a 18% year over year increase in average U.S. land drilling activity, the acquisition of the Hunting OCTG distribution business and a significant increase in OCTG prices. Tubular services margins expanded during 2004 and reached historically high levels given the significant increase in OCTG prices coupled with strong demand. These benefits were partially offset by lower offshore activity in the U.S. Gulf of Mexico.

     During 2004, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.77 in 2004 compared to $0.71 in 2003. The financial impact of the stronger Canadian dollar was greater when comparing the first quarter 2004 to 2003, a period of seasonal strength in Canada. Movement in the Canadian dollar vs. U.S. dollar exchange rates caused the majority of change in the cumulative translation adjustment.

     The Company's income tax provision for the year 2004 totaled $29.4 million, or 33.1% of pretax income. Our effective tax rate increased in 2004 compared to 2003's effective tax rate of 24.2% because of the effect of greater NOL benefits recognized in the earlier period. See Note 7 to the Consolidated Financial Statements.

     Management believes that fundamental oil and gas supply and demand factors will continue to support a high level of drilling activity in North America over time which should continue to positively impact the Company, particularly its well site services and tubular services businesses. We believe that oil and gas producers have increased their view of longer term oil and gas prices based on current supply and demand fundamentals, even though they are still at levels below current prices. As a result, our customers could increase their spending on deepwater offshore exploration and development which should benefit our offshore products segment. However, there can be no assurance that these expectations will be realized.

CONSOLIDATED RESULTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Revenues
  Well site services.......................................  $336.9   $256.1   $209.8
  Offshore products........................................   206.8    231.9    190.6
  Tubular services.........................................   427.3    235.7    216.4
                                                             ------   ------   ------
     Total.................................................  $971.0   $723.7   $616.8
                                                             ======   ======   ======
Gross margin
  Well site services.......................................  $108.1   $ 80.9   $ 63.1
  Offshore products........................................    37.6     56.0     52.9
  Tubular services.........................................    50.7     13.7     13.8
                                                             ------   ------   ------
     Total.................................................  $196.4   $150.6   $129.8
                                                             ======   ======   ======
Gross margin as a percent of revenues
  Well site services.......................................    32.1%    31.6%    30.1%
  Offshore products........................................    18.2%    24.1%    27.8%
  Tubular services.........................................    11.9%     5.8%     6.4%
     Total.................................................    20.2%    20.8%    21.0%
Operating income (loss)
  Well site services.......................................  $ 55.5   $ 37.2   $ 27.4
  Offshore products........................................     7.2     27.9     27.3
  Tubular services.........................................    40.9      6.0      5.4
  Corporate/other..........................................    (8.5)    (5.9)    (5.5)
                                                             ------   ------   ------
     Total.................................................  $ 95.1   $ 65.2   $ 54.6
                                                             ======   ======   ======

     Within our well site services segment, we have four reportable business units as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Revenues
  Accommodations...........................................  $190.0   $144.8   $117.6
  Rental tools.............................................    66.9     43.2     35.7
  Land drilling............................................    46.4     35.6     27.5
  Hydraulic workover.......................................    33.6     32.5     29.0
                                                             ------   ------   ------
     Total.................................................  $336.9   $256.1   $209.8
                                                             ======   ======   ======
Gross margin
  Accommodations...........................................  $ 55.5   $ 40.7   $ 29.6
  Rental tools.............................................    30.4     21.4     18.4
  Land drilling............................................    14.6     10.3      6.3
  Hydraulic workover.......................................     7.6      8.5      8.8
                                                             ------   ------   ------
     Total.................................................  $108.1   $ 80.9   $ 63.1
                                                             ======   ======   ======
Gross margin as a percent of revenues
  Accommodations...........................................    29.2%    28.1%    25.2%
  Rental tools.............................................    45.4%    49.5%    51.5%
  Land drilling............................................    31.5%    28.9%    22.9%
  Hydraulic workover.......................................    22.6%    26.2%    30.3%
     Total.................................................    32.1%    31.6%    30.1%
Operating income
  Accommodations...........................................  $ 33.6   $ 22.9   $ 16.6
  Rental tools.............................................    10.7      5.5      6.0
  Land drilling............................................    10.5      6.8      3.6
  Hydraulic workover.......................................     0.7      2.0      1.2
                                                             ------   ------   ------
     Total.................................................  $ 55.5   $ 37.2   $ 27.4
                                                             ======   ======   ======

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Revenues. Revenues increased $247.3 million, or 34.2%, to $971.0 million during the year ended December 31, 2004 compared to revenues of $723.7 million during the year ended December 31, 2003. Tubular services revenues and tons shipped increased $191.6 million, or 81.3%, and 70.8 thousand tons, or 26.3%, respectively, in the year ended December 31, 2004 compared to revenues and tons shipped in the year ended December 31, 2003 due to increased industry demand, higher OCTG prices, and contributions from the acquisition of the Hunting OCTG distribution business which was closed in May 2004. Well site services revenues increased $80.8 million, or 31.6%, while offshore products revenues decreased $25.1 million, or 10.8%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased drilling activity in the United States, increased oil sands development activity in Canada, an international catering and facilities management contract, favorable Canadian dollar exchange rates, the impact of capital expenditures made since December 31, 2003 and rental tool acquisitions which were acquired for total consideration of $50.1 million. These rental tool acquisitions were completed in the fourth quarter of 2003 and in January and April of 2004. Offshore products revenues decreased as a result of lower activity supporting offshore production facility construction given the typical lengthy time period between offshore discoveries and installation of production facilities.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $45.8 million, or 30.4%, from $150.6 million in the year ended December 31, 2003 to $196.4 million in the year ended December 31, 2004. Our overall gross margin as a percent of revenues was essentially flat in the current year compared to 2003. Well site services gross margins increased $27.2 million, or 33.6%, to $108.1 million in the year ended December 31, 2004 compared to the year ended December 31, 2003. Within our well site services segment, our shallow drilling and specialty rental tool businesses' gross margins increased $4.3 million, or 42.1%, and $9.0 million, or 42.4%, respectively, during the year ended December 31, 2004 compared to the year 2003. Three drilling rigs were added in our shallow drilling business (added in December 2003, February 2004 and December 2004). In addition, we realized higher utilization and footage drilling rates for all of our drilling rigs and contributions from rental tool acquisitions completed in the fourth quarter of 2003 and in January and April 2004. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $14.8 million, or 36.4%, in the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily because of increased camp and catering activity supporting oil sands development in Canada and an international catering and facilities management contract. Our hydraulic workover gross margins decreased by $0.9 million, or 10.8%, as a result of decreased utilization, especially in West Africa and the Middle East. Our well site services gross margin percent increased slightly to 32.1% in the year ended December 31, 2004 compared to 31.6% in the year ended December 31, 2003.

     Offshore products gross margins decreased $18.4 million, or 32.9%, from $56.0 million in the year ended December 31, 2003 to $37.6 million in the year ended December 31, 2004 due to decreased activity, reduced fixed cost absorption and inefficiencies associated with various facilities consolidations undertaken during 2004. Additionally, offshore products margins were lower in the current period compared to last year due to a less favorable mix of higher margin connector products. These factors caused offshore products gross margin percent to decline from 24.1% of revenues in the year 2003 to 18.2% in the year 2004.

     Tubular services gross margins increased to $50.7 million, or 11.9% of tubular services revenues, in the year ended December 31, 2004 compared to $13.7 million, or 5.8% of tubular services revenues, in the year ended December 31, 2003 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services, a significant increase in OCTG prices during 2004 and the acquisition of the OCTG distribution business of Hunting for $47.0 million in May 2004, including a purchase price adjustment settled in October 2004. Tubular services margins expanded during 2004 and reached historically high levels given the significant increase in OCTG prices coupled with strong demand.

     Selling, General and Administrative Expenses. During the year ended December 31, 2004, selling, general and administrative expenses (SG&A) totaled $64.8 million, or 6.7% of revenues, compared to SG&A of $57.7 million, or 8.0% of revenues, for the year ended December 31, 2003. SG&A expense increased primarily as a result of acquisitions completed in 2003 and 2004, higher postretirement benefit costs in the current year due to the recording of a gain upon settlement of plan liabilities in the prior year, higher professional fees and higher bonus accruals under the incentive compensation plan. The increase in professional fees was largely attributable to costs associated with Sarbanes-Oxley compliance.

     Depreciation and Amortization. Depreciation and amortization expense increased $8.1 million in 2004 compared to 2003 due primarily to acquisitions of businesses completed since 2003 and capital expenditures made in the past year.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense (income). Our operating income increased $29.9 million, or 45.9%, to $95.1 million for the year ended December 31, 2004 from $65.2 million for the year ended December 31, 2003. Well site services operating income increased $18.3 million during the period. Offshore products operating income decreased $20.7 million while tubular services operating income increased $34.9 million. Corporate and other charges increased by $2.6 million in the current period.

     Interest Expense. Interest expense was lower by $0.2 million in the year ended December 31, 2004 compared to the year ended December 31, 2003. Increased interest expense attributable to higher debt levels resulting from acquisitions completed during the first half of 2004 and higher interest rates in 2004 was more than offset by lower debt issuance cost amortization compared to the prior period.

     Income Tax Expense. Income tax expense totaled $29.4 million, or 33.1% of pretax income, during the year ended December 31, 2004 compared to $14.2 million, or 24.2% of pretax income, during the year ended December 31, 2003. See "Tax Matters" discussion following.

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

     Well site services gross margins increased $17.8 million, or 28.2%, to $80.9 million in the year ended December 31, 2003. Within our well site services segment, shallow drilling and specialty rental tool businesses' gross margins increased $4.0 million, or 61.9%, and $3.0 million, or 16.2%, respectively, during the year ended December 31, 2003 compared to the year ended December 31, 2002 primarily as a result of rigs added to the fleet and the rental tool acquisitions completed. Also in the well site services segment, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $11.1 million, or 37.5%, during the year ended December 31, 2003 compared to the year ended December 31, 2002 because of increased camp and catering activity in Canada and an international catering and facilities management contract. Our hydraulic workover gross margins decreased by $0.3 million, or 2.3%, as a result of decreased activity in Venezuela and a reclassification of certain field expenses, formerly classified as selling, general and administrative expenses, to operating expense. These decreases were almost fully offset by increased gross margin from work in Algeria, which commenced in late 2002. Gross margin as a percent of revenues in well site services increased from 30.1% in 2002 to 31.6% in 2003 primarily because of more profitable accommodations operations caused by higher activity levels.

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

     Selling, General and Administrative Expenses. During the year ended December 31, 2003, selling, general and administrative expenses (SG&A) totaled $57.7 million, or 8.0% of revenues, compared to SG&A of $51.8 million, or 8.4% of revenues, for the year ended December 31, 2002. Increased SG&A expense primarily resulted from acquisitions completed in the third quarter of 2002. This increase was only partially offset by lower post employment benefit costs caused by the settlement of certain plan liabilities during 2003.

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

     Income Tax Expense. Income tax expense totaled $14.2 million, or 24.2% of pretax income, during the year ended December 31, 2003 compared to $11.4 million, or 22.3% of pretax income, during the year ended December 31, 2002. Decreased amounts of net operating loss carryforwards available to offset taxable income resulted in a higher annual effective tax rate for the year 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, building new drilling rigs, increasing and replacing rental tool and workover assets, and our accommodation units, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings under our bank facilities.

     Cash was provided by operations during the year ended December 31, 2004 and 2003 in the amounts of $97.2 million and $58.7 million, respectively. Cash provided by operations in 2004 was generated by our net income plus depreciation and amortization, net of working capital changes during 2004. Working capital changes used $6.4 million of operating cash flow in the year 2004 compared to $17.4 million in the comparable period in 2003.

     Cash was used in investing activities during the years ended December 31, 2004 and 2003 in the amount of $137.7 million and $54.9 million, respectively. Capital expenditures totaled $60.0 million and $41.3 million during the years ended December 31, 2004 and 2003, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services businesses and for consolidation of our offshore products manufacturing capacity. Acquisitions totaled $80.8 million during the year ended December 31, 2004. During 2004, the Company completed the acquisition of several rental tool companies $37.8 million, net of cash acquired. These companies have been merged into our rental tool subsidiary, and report through the well site services segment. In addition, we acquired the OCTG distribution business of Hunting which required a cash outlay of $47.0 million in 2004. These acquisitions resulted in increased working capital investments, particularly accounts receivable and inventory. We expect to fund future capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

     Net cash of $38.8 million was provided by financing activities during the year ended December 31, 2004, primarily as a result of revolving credit borrowings which were utilized to fund acquisitions.

     Our primary bank credit facility (the Credit Agreement) was amended, effective January 31, 2005, to increase our availability under the facility from $250 million to $325 million and extend the maturity from October 30, 2007 to January 31, 2010. The Credit Agreement contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries, and our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). Our average borrowing rate for balances outstanding during 2004 was 3.6%. We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement.

     As of December 31, 2004, we had $172.6 million outstanding under the Credit Agreement and an additional $10.8 million of outstanding letters of credit, leaving $66.6 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an additional aggregate borrowing capacity of $8.8 million. We had no borrowings outstanding under these facilities as of December 31, 2004. Our total debt represented 24.7% of our total capitalization at December 31, 2004. With the amended credit facility effective January 31, 2005, our availability has increased to approximately $126 million as of February 14, 2005, which is after the funding of our acquisition of Elenburg Exploration Company, Inc. for total consideration of $22 million (including cash of $21.3 million) on February 1, 2005. The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock, par value $.01 per share. The Board of Directors authorized the expenditure of up to $50 million to repurchase shares.

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

     The following summarizes our debt and lease obligations at December 31, 2004 (in thousands):

                                                    DUE IN LESS       DUE IN        DUE IN     DUE AFTER
DECEMBER 31, 2004                       TOTAL       THAN 1 YEAR      1-3 YEARS    3-5 YEARS     5 YEARS
-----------------                      --------   ----------------   ---------    ----------   ---------
Debt and lease obligations:
Long-term debt, including capital
  leases.............................  $174,115        $  228        $173,841(1)    $   46      $   --
Non-cancelable operating leases......    11,942         3,656           3,559        1,989       2,738
                                       --------        ------        --------       ------      ------
Total contractual cash obligations...  $186,057        $3,884        $177,400       $2,035      $2,738
                                       ========        ======        ========       ======      ======

---------------

(1) The Company amended its bank credit agreement, effective January 31, 2005, to extend the maturity to the year 2010. See Note 5 to the Consolidated Financial Statements.

     Our debt obligations at December 31, 2004 are included in our consolidated balance sheet, which is a part of our consolidated financial statements included in this Annual Report on Form 10-K. We have not entered into any material leases subsequent to December 31, 2004. We do not have any off balance sheet arrangements.

TAX MATTERS

     Our primary deferred tax asset, which totaled approximately $12.5 million at December 31, 2004, is related to $35.8 million in available federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $5.1 million was provided against the deferred tax asset associated with our NOLs at December 31, 2004. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the available NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however, it did not significantly change our NOL utilization expectations.

     Our income tax provision for the year ended December 31, 2004 totaled $29.4 million, or 33.1% of pretax income. The income tax provision for the year 2004 included a $6.9 million income tax benefit related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end. Based upon positive earnings that we have generated for both financial and tax reporting purposes since our formation, we believed that we would more likely than not generate sufficient taxable income in future years to realize the benefit of all but $5.1 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $6.9 million income tax benefit during the year 2004, we have recognized the associated income tax benefit, on a cumulative basis, of approximately $21.2 million of our $35.8 million of available federal net operating loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) and, in December 2003, an amendment -- FIN 46(R) ("FIN 46") entitled, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities:
1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Implementation of FIN 46 did not affect us.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs -- an amendment of ARB 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin ("ARB") 43, Chapter 4 "Inventory Pricing," previously stated that "...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges..." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe the implementation of SFAS 151 will have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004, The FASB issued two FASB Staff Positions (FSP's) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." However, companies must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is still evaluating the impact, if any, these FSP's may have on its results of operations, financial condition or cash flows.

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) on July 1, 2005. The Company plans to adopt Statement 123(R) using the modified-prospective method, whereby compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in
Note 10 of the consolidated financial statements in this Annual Report on Form 10-K. Statement No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises were $1.1 million, $1.8 million and $0.4 million in 2004, 2003 and 2002, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. As of December 31, 2004, we had floating rate obligations totaling approximately $172.6 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2004 levels, our consolidated interest expense would increase by a total of approximately $1.7 million annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2004, we realized foreign exchange losses of $1.3 million primarily as a result of the strengthening of the UK pound versus the U.S. dollar. These losses are included in other operating expense (income) in the consolidated statements of income. Our UK subsidiary had U.S. dollar denominated receivables and U.S. dollar cash balances that resulted in the majority of our foreign exchange losses during 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and supplementary data of the Company appear on pages 41 through 66 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 12 to our Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

ITEM 9A.  CONTROLS AND PROCEDURES

(i) DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

(II) INTERNAL CONTROL OVER FINANCIAL REPORTING

     (a) Management's annual report on internal control over financial reporting.

     The Company's management report on internal control over financial reporting is set forth in this Annual Report on Form 10K on Page 42 and is incorporated herein by reference.

     (b) Attestation report of the registered public accounting firm.

     The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting is set forth in this Annual Report on Form 10K on Page 44 and is incorporated herein by reference.

     (c) Changes in internal control over financial reporting.

     There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (1) Information concerning directors, including the Company's audit committee financial expert, appears in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.

     (2) Information with respect to executive officers appears in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.

     (3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

     The table below provides information relating to our equity compensation plans as of December 31, 2004:

                                                                               NUMBER OF SECURITIES
                              NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                               TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                  EXERCISE OF         EXERCISE PRICE OF         COMPENSATION PLANS
                              OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN FIRST COLUMN)
-------------                 --------------------   --------------------   --------------------------
Equity compensation plans
  approved by security
  holders*..................       2,938,798                $10.93                  1,329,802
Equity compensation plans
  not approved by security
  holders**.................             N/A                   N/A                        N/A
                                   ---------                ------                  ---------
Total.......................       2,938,798                $10.93                  1,329,802
                                   =========                ======                  =========

---------------

 * Relates to the Oil States International, Inc. 2001 Equity Participation Plan, as amended and restated. Our Board of Directors has approved an amendment to this plan to increase the number of shares authorized for issuance thereunder from 5,700,000 to 7,700,000. This increase, which is subject to stockholder approval, will be considered by our stockholders at the 2005 Annual Meeting.

** We do not have any equity compensation plans not approved by our stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information concerning principal accountant fees and services and the audit committee's preapproval policies and procedures appear in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Index to Financial Statements, Financial Statement Schedules and
Exhibits

          (1) Financial Statements: Reference is made to the index set forth on page 41 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules: No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the Notes thereto, or the required information is inapplicable.

          (3) Index of Exhibits: See Index of Exhibits, below, for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b) Index of Exhibits

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
   3.1         --    Amended and Restated Certificate of Incorporation
                     (incorporated by reference to Exhibit 3.1 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000, as filed with the Commission on March 30, 2001).
   3.2         --    Amended and Restated Bylaws (incorporated by reference to
                     Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 2000, as filed with the
                     Commission on March 30, 2001).
   3.3         --    Certificate of Designations of Special Preferred Voting
                     Stock of Oil States International, Inc. (incorporated by
                     reference to Exhibit 3.3 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000, as filed
                     with the Commission on March 30, 2001).
   4.1         --    Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                     Form S-1 (File No. 333-43400)).
   4.2         --    Amended and Restated Registration Rights Agreement
                     (incorporated by reference to Exhibit 4.2 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000, as filed with the Commission on March 30, 2001).
   4.3         --    First Amendment to the Amended and Restated Registration
                     Rights Agreement dated May 17, 2002 (incorporated by
                     reference to Exhibit 4.3 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2002, as filed
                     with the Commission on March 13, 2003).
  10.1         --    Combination Agreement dated as of July 31, 2000 by and among
                     Oil States International, Inc., HWC Energy Services, Inc.,
                     Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                     and PTI Group Inc. (incorporated by reference to Exhibit
                     10.1 to the Company's Registration Statement on Form S-1
                     (File No. 333-43400)).
  10.2         --    Plan of Arrangement of PTI Group Inc. (incorporated by
                     reference to Exhibit 10.2 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000, as filed
                     with the Commission on March 30, 2001).
  10.3         --    Support Agreement between Oil States International, Inc. and
                     PTI Holdco (incorporated by reference to Exhibit 10.3 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2000, as filed with the Commission on March 30,
                     2001).
  10.4         --    Voting and Exchange Trust Agreement by and among Oil States
                     International, Inc., PTI Holdco and Montreal Trust Company
                     of Canada (incorporated by reference to Exhibit 10.4 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2000, as filed with the Commission on March 30,
                     2001).
  10.5**       --    2001 Equity Participation Plan (incorporated by reference to
                     Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 2000, as filed with the
                     Commission on March 30, 2001).
  10.6**       --    Deferred Compensation Plan effective November 1, 2003.
                     (incorporated by reference to Exhibit 10.6 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2003, as filed with the Commission on March 5, 2004).
  10.7**       --    Annual Incentive Compensation Plan (incorporated by
                     reference to Exhibit 10.7 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000, as filed
                     with the Commission on March 30, 2001).
  10.8**       --    Executive Agreement between Oil States International, Inc.
                     and Douglas E. Swanson (incorporated by reference to Exhibit
                     10.8 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 2000, as filed with the Commission on March 30, 2001).
  10.9**       --    Executive Agreement between Oil States International, Inc.
                     and Cindy B. Taylor (incorporated by Reference to Exhibit
                     10.9 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 2000, as filed with the Commission on March 30, 2001).
  10.10**      --    Form of Executive Agreement between Oil States
                     International, Inc. and Named Executive Officer (Mr. Hughes)
                     (incorporated by reference to Exhibit 10.10 of the Company's
                     Registration Statement on Form S-1 (File No. 333-43400)).

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
  10.11**      --    Form of Change of Control Severance Plan for Selected
                     Members of Management (incorporated by reference to Exhibit
                     10.11 of the Company's Registration Statement on Form S-1
                     (File No. 333-43400)).
  10.12        --    Credit Agreement, dated as of October 30, 2003, among Oil
                     States International, Inc., the Lenders named therein and
                     Wells Fargo Bank Texas, National Association, as
                     Administrative Agent and U.S. Collateral Agent; and Bank of
                     Nova Scotia, as Canadian Administrative Agent and Canadian
                     Collateral Agent; Hibernia National Bank and Royal Bank of
                     Canada, as Co-Syndication Agents and Bank One, NA and Credit
                     Lyonnais New York Branch, as Co-Documentation Agents
                     (incorporated by reference to Exhibit 10.12 to the Company's
                     Quarterly Report on Form 10Q for the three months ended
                     September 30, 2003, as filed with the Commission on November
                     11, 2003.)
  10.12A       --    Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National
                     Association and each of the other lenders listed as an
                     Increasing Lender (incorporated by reference to Exhibit
                     10.12A to the Company's Quarterly Report on Form 10-Q for
                     the three months ended June 30, 2004, as filed with the
                     Commission on August 4, 2004).
  10.12B*      --    Amendment No. 1, dated as of January 31, 2005, to the Credit
                     Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National
                     Association, as Administrative Agent and U.S. Collateral
                     Agent; and Bank of Nova Scotia, as Canadian Administrative
                     Agent and Canadian Collateral Agent; Hibernia National Bank
                     and Royal Bank of Canada, as Co-Syndication Agents and Bank
                     One, NA and Credit Lyonnais New York Branch, as
                     Co-Documentation Agents
  10.13A**     --    Restricted Stock Agreement, dated February 8, 2001, between
                     Oil States International, Inc. and Douglas E. Swanson
                     (incorporated by reference to Exhibit 10.13A to the
                     Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May
                     15, 2001).
  10.13B**     --    Restricted Stock Agreement, dated February 22, 2001, between
                     Oil States International, Inc. and Douglas E. Swanson
                     (incorporated by reference to Exhibit 10.13B to the
                     Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May
                     15, 2002).
  10.14**      --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5,2004).
  10.15**      --    Form of Executive Agreement between Oil States
                     International, Inc. and named Executive Officer (Mr. Slator)
                     (incorporated by reference to Exhibit 10.16 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2001, as filed with the Commission on March 1, 2002).
  10.16**      --    Douglas E. Swanson contingent option award dated as of
                     February 11, 2002 (incorporated by reference to Exhibit
                     10.17 to the Company's Quarterly Report on Form 10-Q for the
                     three months ended September 30, 2002 as filed with the
                     Commission on November 13, 2002).
  10.17**      --    Form of Executive Agreement between Oil States
                     International, Inc. and named executive officer (Mr. Trahan)
                     (incorporated by reference to Exhibit 10.16 to the Company's
                     Quarterly Report on Form 10-Q for the three months ended
                     June 30, 2002, as filed with the Commission on August 13,
                     2002).
  10.18**,*    --    Form of Director Stock Option Agreement under the Company's
                     2001 Equity Participation Plan
  10.19**,*    --    Form of Employee Non Qualified Stock Option Agreement under the Company's 2001 Equity Participation Plan
  10.20**,*    --    Form of Restricted Stock Agreement under the Company's 2001
                     Equity Participation Plan
  10.21**,*    --    Non-Employee Director Compensation Summary
  21.1*        --    List of subsidiaries of the Company.
  23.1*        --    Consent of Independent Registered Public Accounting Firm.

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
  24.1*        --    Powers of Attorney for Directors.
  31.1*        --    Certification of Chief Executive Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                     under the Securities Exchange Act of 1934.
  31.2*        --    Certification of Chief Financial Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                     under the Securities Exchange Act of 1934.
  32.1***      --    Certification of Chief Executive Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                     under the Securities Exchange Act of 1934.
  32.2***      --    Certification of Chief Financial Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                     under the Securities Exchange Act of 1934.

---------------

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

                                          OIL STATES INTERNATIONAL, INC.

                                          By     /s/ DOUGLAS E. SWANSON
                                            ------------------------------------
                                                     Douglas E. Swanson
                                                       President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 1, 2005.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                /s/ L.E. SIMMONS*                                  Chairman of the Board
 ------------------------------------------------
                  L.E. Simmons*


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


                 MARTIN LAMBERT*                                          Director
 ------------------------------------------------
                 Martin Lambert*


            /s/ S. JAMES NELSON, JR.*                                     Director
 ------------------------------------------------
              S. James Nelson, Jr.*


                  MARK G. PAPA*                                           Director
 ------------------------------------------------
                  Mark G. Papa*


                GARY L. ROSENTHAL*                                        Director
 ------------------------------------------------
                Gary L. Rosenthal*


               /s/ ANDREW L. WAITE*                                       Director
 ------------------------------------------------
                 Andrew L. Waite*

                    SIGNATURE                                              TITLE
                    ---------                                              -----


                STEPHEN A. WELLS*                                         Director
 ------------------------------------------------
                Stephen A. Wells*


             *By: /s/ CINDY B. TAYLOR
 ------------------------------------------------
                 Cindy B. Taylor,
              pursuant to a power of
      attorney filed as Exhibit 24.1 to this
            Annual Report on Form 10-K

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Annual Report on Internal Control Over
  Financial Reporting.......................................    44
Report of Independent Registered Public Accounting Firm on
  Consolidated Financial Statements.........................    45
Report of Independent Registered Public Accounting Firm on
  Management's Assessment of the Effectiveness of the
  Company's Internal Control Over Financial Reporting and on
  the Effectiveness of the Company's Internal Control Over
  Financial Reporting.......................................    46
Consolidated Statements of Income for the Years Ended
  December 31, 2004, 2003, and 2002.........................    47
Consolidated Balance Sheets at December 31, 2004 and 2003...    48
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the Years Ended December 31,
  2004, 2003 and 2002.......................................    49
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003, and 2002.........................    50
Notes to Consolidated Financial Statements..................    51

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF OIL STATES INTERNATIONAL, INC.:

     The management of Oil States International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Oil States International, Inc.'s internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Oil States International, Inc. management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control -- Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

     Oil States International, Inc.'s independent registered public accounting firm has audited our assessment of the Company's internal control over financial reporting. This report appears on Page 46.

                                          OIL STATES INTERNATIONAL, INC.

Houston, Texas
March 1, 2005

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF OIL STATES INTERNATIONAL, INC.:

     We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion thereon.

                                          ERNST & YOUNG LLP

Houston, Texas
March 1, 2005

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF OIL STATES INTERNATIONAL, INC.:

     We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Oil States International, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and other comprehensive income and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 1, 2005 expressed an unqualified opinion thereon.

                                          ERNST & YOUNG LLP

Houston, Texas
March 1, 2005

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Product...................................................  $607,387   $442,238   $391,067
  Service and other.........................................   363,625    281,443    225,781
                                                              --------   --------   --------
                                                               971,012    723,681    616,848
                                                              --------   --------   --------
Costs and expenses:
  Product costs.............................................   521,152    379,854    331,380
  Service and other costs...................................   253,486    193,260    155,673
  Selling, general and administrative expenses..............    64,810     57,710     51,791
  Depreciation expense......................................    33,671     26,736     22,825
  Amortization expense......................................     2,317      1,169        487
  Other operating expense (income)..........................       460       (215)       132
                                                              --------   --------   --------
                                                               875,896    658,514    562,288
                                                              --------   --------   --------
Operating income............................................    95,116     65,167     54,560
Interest expense............................................    (7,667)    (7,930)    (4,863)
Interest income.............................................       363        389        469
Other income................................................       956      1,028        867
                                                              --------   --------   --------
Income before income taxes..................................    88,768     58,654     51,033
Income tax provision........................................   (29,406)   (14,222)   (11,357)
                                                              --------   --------   --------
Net income attributable to common shares....................  $ 59,362   $ 44,432   $ 39,676
                                                              ========   ========   ========
Basic net income per share..................................  $   1.20   $   0.92   $   0.82
Diluted net income per share................................  $   1.19   $   0.90   $   0.81
Weighted average number of common shares outstanding (in
  thousands):
  Basic.....................................................    49,329     48,529     48,286
  Diluted...................................................    50,027     49,215     48,890

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 19,740    $ 19,318
  Accounts receivable, net..................................   198,297     137,484
  Inventories, net..........................................   209,825     121,319
  Prepaid expenses and other current assets.................     7,322       9,956
                                                              --------    --------
     Total current assets...................................   435,184     288,077
Property, plant and equipment, net..........................   227,343     194,136
Goodwill, net...............................................   258,046     224,054
Other noncurrent assets.....................................    13,039      10,919
                                                              --------    --------
     Total assets...........................................  $933,612    $717,186
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $159,265    $ 89,243
  Income taxes..............................................     5,821       3,020
  Current portion of long-term debt.........................       228         873
  Deferred revenue..........................................    25,420       4,784
  Other current liabilities.................................     2,296         937
                                                              --------    --------
     Total current liabilities..............................   193,030      98,857
  Long-term debt............................................   173,887     136,246
  Deferred income taxes.....................................    28,871      19,411
  Other liabilities.........................................     7,800       7,561
                                                              --------    --------
     Total liabilities......................................   403,588     262,075
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 49,577,786 shares and 49,161,599 shares
     issued and outstanding, respectively...................       496         492
  Additional paid-in capital................................   338,906     333,855
  Retained earnings.........................................   168,180     108,818
  Accumulated other comprehensive income....................    22,759      12,289
  Common stock held in treasury at cost, 31,028 and 33,423
     shares, respectively...................................      (317)       (343)
                                                              --------    --------
     Total stockholders' equity.............................   530,024     455,111
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $933,612    $717,186
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                  ACCUMULATED
                                                                                     OTHER
                                         ADDITIONAL                              COMPREHENSIVE
                                COMMON    PAID-IN     RETAINED   COMPREHENSIVE      INCOME       TREASURY
                                STOCK     CAPITAL     EARNINGS      INCOME          (LOSS)        STOCK
                                ------   ----------   --------   -------------   -------------   --------
                                                             (IN THOUSANDS)
BALANCE, DECEMBER 31, 2001....   $483     $326,031    $ 24,710                      $(7,027)      $  --
  Net income..................                          39,676      $39,676
  Currency translation
     adjustment...............                                        2,106           2,106
                                                                    -------
  Comprehensive income........                                      $41,782
                                                                    =======
  Exercise of stock options,
     including tax benefit....      2        1,619
  Amortization of restricted
     stock compensation.......                 378
  Stock acquired in deferred
     compensation plan........                                                                     (172)
  Other.......................                (227)
                                 ----     --------    --------                      -------       -----
BALANCE, DECEMBER 31, 2002....    485      327,801      64,386                       (4,921)       (172)
  Net income..................                          44,432      $44,432
  Currency translation
     adjustment...............                                       17,210          17,210
                                                                    -------
  Comprehensive income........                                      $61,642
                                                                    =======
  Exercise of stock options,
     including tax benefit....      7        5,842
  Stock issuance costs........                (338)
  Amortization of restricted
     stock compensation.......                 450
  Stock acquired in deferred
     compensation plan........                                                                     (171)
  Other.......................                 100
                                 ----     --------    --------                      -------       -----
BALANCE, DECEMBER 31, 2003....    492      333,855     108,818                       12,289        (343)
  Net income..................                          59,362      $59,362
  Currency translation
     adjustment...............                                       10,470          10,470
                                                                    -------
  Comprehensive income........                                      $69,832
                                                                    =======
  Exercise of stock options,
     including tax benefit....      4        4,792
  Amortization of restricted
     stock compensation.......                 109
  Stock sold in deferred
     compensation plan........                                                                       26
  Other.......................                 150
                                 ----     --------    --------                      -------       -----
BALANCE, DECEMBER 31, 2004....   $496     $338,906    $168,180                      $22,759       $(317)
                                 ====     ========    ========                      =======       =====

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2004        2003       2002
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  59,362   $ 44,432   $ 39,676
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     35,988     27,905     23,312
     Deferred income tax provision..........................      6,870        714      4,897
     Provision for loss on accounts receivable..............        419        702        130
     Deferred financing cost amortization...................        490      2,303      1,110
     Gain on disposal of assets.............................       (378)      (492)      (142)
     Equity in earnings of unconsolidated subsidiary........       (180)      (355)      (632)
     Other, net.............................................      1,026        913        839
  Changes in operating assets and liabilities, net of effect from acquired businesses:
     Accounts receivable....................................    (56,120)   (12,880)    10,576
     Inventories............................................    (41,587)       194    (29,273)
     Accounts payable and accrued liabilities...............     67,251         96     (1,836)
     Taxes payable..........................................      2,559        988     (3,111)
     Other current assets and liabilities, net..............     21,467     (5,817)      (171)
                                                              ---------   --------   --------
     Net cash flows provided by operating activities........     97,167     58,703     45,375
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........    (80,806)   (16,286)   (64,847)
  Capital expenditures......................................    (60,041)   (41,261)   (26,086)
  Proceeds from sale of equipment...........................      3,197      2,671      1,432
  Other, net................................................        (63)       (26)        73
                                                              ---------   --------   --------
     Net cash flows used in investing activities............   (137,713)   (54,902)   (89,428)
Cash flows from financing activities:
  Revolving credit borrowings...............................     43,900      4,209     54,786
  Debt and capital lease repayments.........................     (8,934)    (1,757)    (4,070)
  Issuance of common stock..................................      3,968      4,177      1,205
  Payment of offering and financing costs...................        (81)    (2,310)    (1,560)
  Other, net................................................        (37)        --         20
                                                              ---------   --------   --------
  Net cash flows provided by financing activities...........     38,816      4,319     50,381
Effect of exchange rate changes on cash and cash
  equivalents...............................................      2,737      1,101        111
                                                              ---------   --------   --------
Net increase in cash and cash equivalents from continuing
  operations................................................      1,007      9,221      6,439
Net cash used in discontinued operations....................       (585)    (1,021)      (303)
Cash and cash equivalents, beginning of year................     19,318     11,118      4,982
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $  19,740   $ 19,318   $ 11,118
                                                              =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Oil States International, Inc. (Oil States or the Company) and its consolidated subsidiaries. Investments in unconsolidated affiliates, in which the Company is able to exercise significant influence, are accounted for using the equity method. On February 14, 2001, the Company acquired three companies (HWC Energy Services, Inc. -- HWC; PTI Group, Inc. -- PTI and Sooner Inc. -- Sooner). All significant intercompany accounts and transactions between the Company and its consolidated subsidiaries have been eliminated in the accompanying consolidated financial statements. The Company is principally comprised of the following entities and their respective subsidiaries.

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

  PTI GROUP, INC.

     PTI is located in Alberta, Canada and is a supplier of integrated housing, food, site management and logistics support services to remote sites utilized by natural resources and other industries primarily in Canada, Europe, the Middle East and the United States.

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

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

  INVENTORIES

     Inventories consist of tubular and other oilfield products, manufactured equipment, spare parts for manufactured equipment and supplies for remote accommodation facilities. Inventories include raw materials, labor, and manufacturing overhead and are carried at the lower of cost or market. The cost of inventories is determined on an average cost or specific-identification method.

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

  GOODWILL

     Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets. Goodwill is stated net of accumulated amortization of $18.3 million and $18.0 million at December 31, 2004 and 2003, respectively. The amount of accumulated amortization of goodwill increased in 2004 compared to 2003 because of changes in foreign currency exchange rates.

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

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  FOREIGN EXCHANGE RISK

     A portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Foreign exchange risk is also managed through the use of derivative financial instruments and foreign currency denominated debt. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. The financial instruments employed to manage foreign exchange risk consisted of forward exchange contracts with notional amounts of $5 million at December 31, 2003. The Company had no such contracts outstanding at December 31, 2004. Net gains or losses from foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Exchange gains and losses have totaled $1.3 million loss in 2004, a $0.2 million gain in 2003 and a $0.1 million loss in 2001 and are included in other operating expense (income).

  REVENUE AND COST RECOGNITION

     Revenue from the sale of products, not accounted for utilizing the percentage of completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectibility is probable and pricing is fixed and determinable. Our product sales terms do not include significant post delivery obligations. For significant projects built to customer specifications, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In rental equipment and services, revenues are recognized based on a periodic (usually daily) rental rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as revenues. For drilling contracts based on footage drilled, we recognize revenues as footage is drilled.

     Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general, and administrative costs are charged to expense as incurred.

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

     In accordance with SFAS No. 109, the Company records a valuation reserve in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES realized. Management will continue to evaluate the appropriateness of the reserve in the future based upon the operating results of the Company.

  RECEIVABLES AND CONCENTRATION OF CREDIT RISK, CONCENTRATION OF SUPPLIERS

     Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry. The Company evaluates the credit-worthiness of its major new and existing customers' financial condition and, generally, the Company does not require significant collateral from its domestic customers.

     We purchased 69% of our oilfield tubular goods from three suppliers in 2004, with the largest supplier representing 50% of our purchases in the period. The loss of any significant supplier in our tubular services segment could adversely affect us.

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

  EARNINGS PER SHARE

     The Company's basic income per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 277,183 and 340,971 shares of common stock as of December 31, 2004 and 2003, respectively, issuable upon exercise of exchangeable shares of one of the Company's Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in connection with the Company's IPO and the combination of PTI into the Company, are intended to have characteristics essentially equivalent to the Company's common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method. All shares awarded under the Company's Equity Participation Plan are included in the Company's fully diluted shares.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under the principles prescribed by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Stock options awarded under the Equity Participation Plan normally do not result in recognition of compensation expense. However, 100,000 shares of restricted stock awarded under the Equity Participation Plan in February 2001 were considered to be compensatory in nature. Accordingly, the Company recognized $0.3 million of non-cash general and administrative expenses for that award in each of the two years ended December 31, 2003 and less than $0.1 million in 2004. An additional $0.1 million was recognized in 2004 and

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

2003 for a stock option performance award. The Company accounts for assets held in a rabbi trust for certain participants under the Company's deferred compensation plan in accordance with EITF 97-14. See Note 10.

  GUARANTEES

     The Company adopted FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others," during 2003. FIN 45 requires disclosures and accounting for the Company's obligations under certain guarantees.

     Pursuant to FIN 45, the Company is required to disclose the changes in product warranty reserves. Some of our products in our offshore products and accommodations businesses are sold with a warranty, generally between 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are based on historical experience by product, configuration and geographic region.

     Changes in the warranty reserves were as follows (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2004      2003
                                                              -------   ------
Beginning balance...........................................  $ 1,135   $  845
Provisions for warranty.....................................    2,217    1,159
Consumption of reserves.....................................   (1,333)    (912)
Translation and other changes...............................       21       43
                                                              -------   ------
Ending balance..............................................  $ 2,040   $1,135
                                                              =======   ======

     Current warranty provisions are typically related to the current year's sales, while warranty consumption is associated with current and prior year's net sales. During 2004, the Company recorded a $1.0 million increase in its warranty reserves related to a potential warranty claim associated with an international subsea pipeline project installed during 2000 in addition to smaller accruals of a more recurring nature.

     During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2004, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was approximately $11.1 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

  RECLASSIFICATIONS

     Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include the costs associated with the disposal of discontinued operations, including potential future adjustments as a result of contractual agreements, revenue and income

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES recognized on the percentage-of-completion method, the valuation allowance recorded on net deferred tax assets, warranty, inventory and bad debt reserves. Actual results could differ from those estimates.

  DISCONTINUED OPERATIONS

     Prior to our initial public offering in February 2001, we sold businesses and reported the operating results of those businesses as discontinued operations. Existing reserves related to the discontinued operations as of December 31, 2004 and 2003 represent an estimate of the remaining contingent liabilities associated with the Company's exit from those businesses.

3.  DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts at December 31, 2004 and 2003, is presented below (in thousands):

                                                                2004       2003
                                                              --------   --------
Accounts receivable:
  Trade.....................................................  $177,784   $113,003
  Unbilled revenue..........................................    21,431     24,018
  Other.....................................................       605      2,484
  Allowance for doubtful accounts...........................    (1,523)    (2,021)
                                                              --------   --------
                                                              $198,297   $137,484
                                                              ========   ========

                                                                2004       2003
                                                              --------   --------
Inventories:
  Tubular goods.............................................  $123,555   $ 65,026
  Other finished goods and purchased products...............    29,255     26,286
  Work in process...........................................    39,936     20,117
  Raw materials.............................................    21,978     15,169
                                                              --------   --------
     Total inventories......................................   214,724    126,598
  Inventory reserves........................................    (4,899)    (5,279)
                                                              --------   --------
                                                              $209,825   $121,319
                                                              ========   ========

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     ESTIMATED
                                                    USEFUL LIFE     2004        2003
                                                    -----------   ---------   ---------
Property, plant and equipment:
  Land............................................                $   5,909   $   5,264
  Buildings and leasehold improvements............  5-40 years       43,482      43,784
  Machinery and equipment.........................  2-20 years      236,266     198,677
  Rental tools....................................  3-15 years       56,572      40,960
  Office furniture and equipment..................  1-10 years       14,238      14,676
  Vehicles........................................   2-5 years       11,036       8,521
  Construction in progress........................                   12,841       5,712
                                                                  ---------   ---------
     Total property, plant and equipment..........                  380,344     317,594
  Less: Accumulated depreciation..................                 (153,001)   (123,458)
                                                                  ---------   ---------
                                                                  $ 227,343   $ 194,136
                                                                  =========   =========

                                                                2004      2003
                                                              --------   -------
Accounts payable and accrued liabilities:
  Trade accounts payable....................................  $124,193   $59,423
  Accrued compensation......................................    13,589    12,572
  Accrued insurance.........................................     4,261     3,518
  Accrued taxes, other than income taxes....................     3,310     2,028
  Reserves related to discontinued operations...............     4,200     4,785
  Other.....................................................     9,712     6,917
                                                              --------   -------
                                                              $159,265   $89,243
                                                              ========   =======

4.  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds the unit's fair value. The Company uses comparative market multiples to establish fair values.

     The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required. No provision for impairment was required based on the evaluations performed.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Changes in the carrying amount of goodwill for the year ended December 31, 2004 and 2003, are as follows (in thousands):

                                               OFFSHORE   WELLSITE   TUBULAR
                                               PRODUCTS   SERVICES   SERVICES    TOTAL
                                               --------   --------   --------   --------
Balance as of December 31, 2002..............  $71,589    $ 91,883   $49,579    $213,051
Goodwill acquired............................    2,622       3,910        --       6,532
Foreign currency translation and other
  changes....................................      589       3,882                 4,471
                                               -------    --------   -------    --------
Balance as of December 31, 2003..............  $74,800    $ 99,675   $49,579    $224,054
Goodwill acquired............................      337      29,613     2,025      31,975
Foreign currency translation and other
  changes....................................      445       1,572        --       2,017
                                               -------    --------   -------    --------
Balance as of December 31, 2004..............  $75,582    $130,860   $51,604    $258,046
                                               =======    ========   =======    ========

     Goodwill deductible for tax purposes totals approximately $18.6 million at December 31, 2004. The following table presents the total amount assigned and the total amount amortized for major intangible asset classes as of December 31, 2004 and 2003 (in thousands):

                                          DECEMBER 31, 2004               DECEMBER 31, 2003
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
Amortizable intangible assets
  Non-compete agreements..........     $ 9,209          $3,456          $6,375          $1,554
  Other...........................       1,706             351           1,210             161
                                       -------          ------          ------          ------
                                       $10,915          $3,807          $7,585          $1,715
                                       =======          ======          ======          ======

     The weighted average remaining amortization period for all intangible assets, other than goodwill, is 3.6 years and 4.4 years as of December 31, 2004 and 2003, respectively. Total amortization expense is expected to be $2.3 million, $2.2 million and $1.7 million in 2005, 2006 and 2007, respectively.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) and, in December 2003, an amendment -- FIN 46(R) ("FIN 46") entitled, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities:
1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Implementation of FIN 46 did not affect the Company.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs -- an amendment of ARB 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin ("ARB") 43, Chapter 4 "Inventory Pricing," previously stated that "...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges..." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe the implementation of SFAS 151 will have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2004, The FASB issued two FASB Staff Positions (FSP's) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." However, companies must provide certain disclosures if they choose to utilize the additional time granted by the FASB. The company is still evaluating the impact, if any, these FSP's may have on its results of operations, financial condition or cash flows.

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. We expect to adopt Statement 123(R) on July 1, 2005. The Company plans to adopt Statement 123(R) using the modified-prospective method, whereby compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in
Note 10 of this Annual Report on Form 10-K. Statement No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions for stock option exercises were $1.1 million, $1.8 million and $0.4 million in 2004, 2003 and 2002, respectively.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

5.  LONG-TERM DEBT

     As of December 31, 2004 and 2003, long-term debt consisted of the following (in thousands):

                                                                2004       2003
                                                              --------   --------
US revolving credit facility, with available commitments up
  to $205 million; secured by substantially all assets;
  commitment fee on unused portion was 0.375% per annum in
  2004 and ranged from 0.375% to 0.5% per annum in 2003;
  variable interest rate payable monthly based on prime or
  LIBOR plus applicable percentage; weighted average rate
  was 3.58% for 2004 and 3.52% for 2003.....................  $172,600   $128,700

Canadian revolving credit facility, with available
  commitments up to $45 million; secured by substantially
  all assets; variable interest rate payable monthly based
  on the Canadian prime rate or Bankers Acceptance discount
  rate plus applicable percentage; weighted average rate was
  4.6% for 2004 and 5.5% for 2003...........................        --         --

Subordinated notes payable due November 30, 2005; interest
  accrues at 7.00% annually; principal and interest are
  payable at a fixed amount for each day the acquired
  equipment is utilized; amounts paid in full in November
  2004......................................................        --      3,497

Subordinated unsecured notes payable due September 26, 2007;
  interest accrues at 5% and is payable at maturity.........     1,010      1,092

Obligations under capital leases............................       505      3,818

Other notes payable in monthly installments of principal and
  interest at various interest rates........................        --         12
                                                              --------   --------
     Total debt.............................................   174,115    137,119
Less: current maturities....................................       228        873
                                                              --------   --------
     Total long-term debt...................................  $173,887   $136,246
                                                              ========   ========

     Scheduled maturities of combined long-term debt as of December 31, 2004, are as follows (in thousands):

2005........................................................   $    228
2006........................................................        163
2007........................................................    173,678(1)
2008........................................................         33
2009........................................................         13
Thereafter..................................................         --
                                                               --------
                                                               $174,115
                                                               ========

---------------

(1) The Company amended its bank credit agreement, effective January 31, 2005, to extend the maturity to the year 2010.

     The Company's capital leases consist primarily of plant facilities and equipment. The value of capitalized leases and the related accumulated depreciation totaled $3.1 million and $1.6 million, respectively, at December 31, 2004. The value of capitalized leases and the related accumulated depreciation totaled $4.3 million and $1.5 million, respectively, at December 31, 2003.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  CURRENT DEBT INSTRUMENTS

     On October 30, 2003, the Company replaced its existing credit facility with a $225.0 million senior secured revolving credit facility with a group of banks. Up to $45.0 million of the credit facility is available in the form of loans denominated in Canadian dollars and may be made to the Company's principal Canadian operating subsidiaries. In May 2004, the Company exercised an option to increase the maximum borrowings under the credit facility to $250 million. The facility was to mature on October 30, 2007, unless extended for up to one additional year period with the consent of the lenders. See Note
14 -- Subsequent Events for Information related to an amendment to the credit facility. Amounts borrowed under this facility bear interest, at the Company's election, at either:

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

     The credit facility contains negative covenants that restrict the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets except in the normal course of business and enter into other significant transactions.

     Under the Company's credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

     As of December 31, 2004, we had $172.6 million outstanding under this facility and an additional $10.8 million of outstanding letters of credit leaving $66.6 million available to be drawn under the facility.

     In conjunction with executing the senior secured revolving credit facility on October 30, 2003, the Company recognized additional non-cash interest expense of $1.2 million, after taxes, for the write-off of deferred financing costs related to its prior credit facility.

     On February 26, 2004 the Company renewed its overdraft credit facility providing for borrowings totaling L2.0 million for UK operations. Interest is payable quarterly at a margin of 1.5% per annum over the bank's variable base rate. All borrowings under this facility are payable on demand. No amounts were outstanding under this facility at December 31, 2004.

6.  RETIREMENT PLANS

     The Company sponsors a defined contribution plan. Participation in these plans is available to substantially all employees. The Company recognized expense of $3.1 million, $2.9 million and $2.5 million, respectively, related to its various defined contribution plans during the years ended December 31, 2004, 2003 and 2002, respectively.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

7.  INCOME TAXES

     Consolidated pre-tax income for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

                                                           2004      2003      2002
                                                          -------   -------   -------
US operations...........................................  $56,827   $22,984   $26,118
Foreign operations......................................   31,941    35,670    24,915
                                                          -------   -------   -------
  Total.................................................  $88,768   $58,654   $51,033
                                                          =======   =======   =======

     The components of the income tax provision for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

                                                           2004      2003      2002
                                                          -------   -------   -------
Current:
  Federal...............................................  $ 5,218   $ 2,047   $(3,797)
  State.................................................    1,929       464     1,482
  Foreign...............................................   15,308    10,997     8,775
                                                          -------   -------   -------
                                                           22,455    13,508     6,460
                                                          -------   -------   -------
Deferred:
  Federal...............................................    4,492      (918)    3,209
  State.................................................      506       256       374
  Foreign...............................................    1,953     1,376     1,314
                                                          -------   -------   -------
                                                            6,951       714     4,897
                                                          -------   -------   -------
     Total Provision....................................  $29,406   $14,222   $11,357
                                                          =======   =======   =======

     The provision for taxes differs from an amount computed at statutory rates as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                           2004      2003      2002
                                                          -------   -------   -------
Federal tax expense at statutory rates..................  $31,069   $20,529   $17,860
Foreign income tax rate differential....................    1,917       610     2,029
Nondeductible expenses..................................    1,953     1,068       435
State tax expense, net of federal benefits..............    1,583       468     1,208
Manufacturing and processing profits deduction..........   (1,204)     (723)     (660)
Adjustment of valuation allowance.......................   (6,928)   (7,722)   (8,452)
Other, net..............................................    1,016        (8)   (1,063)
                                                          -------   -------   -------
  Net income tax provision..............................  $29,406   $14,222   $11,357
                                                          =======   =======   =======

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

                                                                2004       2003
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforward...........................  $ 12,522   $ 22,134
  Allowance for doubtful accounts...........................       484        537
  Inventory reserves........................................     1,194      1,177
  Employee benefits.........................................     3,029      4,183
  Intangibles...............................................       183        750
  Other reserves............................................     1,704        608
  Accrued liabilities.......................................        --        441
  Other.....................................................     5,239      3,441
                                                              --------   --------
  Gross deferred tax asset..................................    24,355     33,271
  Less: valuation allowance.................................    (5,102)   (12,030)
                                                              --------   --------
  Net deferred tax asset....................................    19,253     21,241
                                                              --------   --------
Deferred tax liabilities:
  Depreciation..............................................   (39,392)   (34,423)
  Unearned revenue..........................................      (704)      (554)
  Inventory.................................................      (881)      (619)
  Accrued liabilities.......................................    (1,392)        --
  Other.....................................................    (2,780)    (1,939)
                                                              --------   --------
  Deferred tax liability....................................   (45,149)   (37,535)
                                                              --------   --------
     Net deferred tax liability.............................  $(25,896)  $(16,294)
                                                              ========   ========

     Reclassifications of the Company's deferred tax balance based on net current items and net non-current items as of December 31, 2004 and 2003 are as follows (in thousands):

                                                                2004       2003
                                                              --------   --------
ASSETS
Current deferred tax asset..................................  $  3,110   $  3,117


LIABILITIES
Current deferred tax liability..............................      (135)        --
Long term deferred tax liability............................   (28,871)   (19,411)
                                                              --------   --------
Net deferred tax liability..................................  $(25,896)  $(16,294)
                                                              ========   ========

     Our primary deferred tax asset, which totaled approximately $12.5 million at December 31, 2004, is related to $35.8 million in available federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $5.1 million was provided against the deferred tax asset associated with our NOLs at December 31, 2004. The NOLs will expire in varying amounts during the years 2010 through 2020 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the available NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382; however, it did not significantly change our NOL utilization expectations.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Our income tax provision for the year ended December 31, 2004 totaled $29.4 million, or 33.1% of pretax income. The income tax provision for the year 2004 included a $6.9 million income tax benefit related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end. Based upon positive earnings that we have generated for both financial and tax reporting purposes since our formation, we believed that we would more likely than not generate sufficient taxable income in future years to realize the benefit of all but $5.1 million of the deferred tax asset associated with these net operating losses. Following the recognition of the $6.9 million income tax benefit during the year 2004, we have recognized the associated income tax benefit, on a cumulative basis, of approximately $21.2 million of our $35.8 million of available federal net operating loss carryforwards. The Company has federal alternative minimum tax net operating loss carryforwards of $18.9 million, which will expire in the years 2010 through 2020.

     The Company has $2.9 million of net operating loss carryforwards associated with its Canadian subsidiary's Chilean operations as of December 31, 2004. These losses may be carried forward indefinitely; however, such losses may only be used to offset future Chilean taxable income. Accordingly, the Company has provided a full valuation allowance against the associated deferred tax asset.

     Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $126.0 million at December 31, 2004. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

     During the year ended December 31, 2004, the Company recognized a tax benefit triggered by employee exercises of stock options totaling $1.1 million. Such benefit was credited to additional paid-in capital.

     In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Act") was signed into law which introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either the Company's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The maximum amount of the Company's foreign earnings that qualify for temporary deduction is $69.6 million.

     The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is zero to $69.6 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate, if any. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, in 2005.

     The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, the range of income tax effects or the amount of its deferred tax liability with respect to foreign earnings.

     The Company files tax returns in the jurisdictions in which they are required. All of these returns are subject to examination or audit and possible adjustment as a result of assessments by taxing authorities. The Company believes that it has recorded sufficient tax liabilities and does not expect the resolution of any

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES examination or audit of its tax returns would have a material adverse effect on its operating results, financial condition or liquidity.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the years ended December 31, 2004, 2003 and 2002 for interest and income taxes was as follows (in thousands):

                                                            2004      2003      2002
                                                           -------   -------   ------
Interest.................................................  $ 6,840   $ 7,721   $4,728
Income taxes, net of refunds.............................  $18,892   $12,901   $9,446

     Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

                                                          2004      2003       2002
                                                         -------   -------   --------
Fair value of assets acquired and goodwill.............  $93,094   $18,868   $ 85,132
Liabilities assumed....................................   (5,825)   (2,000)   (13,122)
Noncash consideration..................................   (4,637)       --     (1,950)
Less: cash acquired....................................   (1,826)     (582)    (5,213)
                                                         -------   -------   --------
Cash used in acquisition of businesses.................  $80,806   $16,286   $ 64,847
                                                         =======   =======   ========

     In connection with an acquisition made in 2004, the Company had a non-cash transaction consisting of the issuance of a $4.6 million note payable to a seller. In connection with acquisitions made in 2002, the Company had non-cash transactions consisting of the issuance of $2.0 million of notes payable and the assumption of a capital lease totaling $3.3 million.

     In 2002, we acquired the following six businesses for total consideration of $72.1 million, which was financed primarily with borrowings under our credit facility:

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

     - Barlow Hunt, Inc., based in Oklahoma, an elastomer molding company which has become part of our existing elastomer business is included in the offshore products segment.

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

     In 2003, we spent $16.8 million, including acquisition costs, to acquire five businesses. Three of the businesses were rental tool companies acquired for a total consideration of $10.5 million. The acquired rental tool companies conduct operations in South Texas and Louisiana and were combined with our existing rental tool business within our well site services segment. The remaining two businesses, acquired for aggregate consideration of $6.3 million, were combined with our offshore products segment.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     In January 2004, we completed the acquisition of several related rental tool companies for $34.8 million. The companies, based in South Texas are leading providers of thru-tubing services and ancillary equipment rentals. These companies have been combined with our rental tool subsidiary, and report through the well site services segment. We completed an additional acquisition of a rental tool company in April 2004 for $4.8 million.

     In May 2004, we purchased the oil country tubular goods ("OCTG") distribution business of Hunting Energy Services, L.P., a wholly-owned affiliate of Hunting plc, for $47.0 million, including a purchase price adjustment settled in October 2004. In connection with the transaction, we purchased Hunting's U.S. tubular inventory, assumed certain customer contracts and entered into supply and distribution relationships with Hunting for the future. Hunting's distribution operations were merged into our tubular services segment.

     In October 2004, our offshore products segment acquired a small business for $0.4 million which has become part of our existing elastomers business.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

     Minimum future operating lease obligations in effect at December 31, 2004, are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
2005........................................................   $ 3,656
2006........................................................     2,070
2007........................................................     1,489
2008........................................................     1,037
2009........................................................       952
Thereafter..................................................     2,738
                                                               -------
  Total.....................................................   $11,942
                                                               =======

     Rental expense under operating leases was $4.5 million, $4.9 million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     As of December 31, 2003, the Company had entered into forward purchase option contracts through February 25, 2004 with a bank totaling $5.0 million for the purchase of foreign currency as a hedge to expected future billings. In 2004 we realized a gain of $0.9 million upon settlement of our forward option purchase contract. No such contracts were outstanding at December 31, 2004.

     The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials as a result of its products or operations. Some of these claims relate to matters occurring prior to its acquisition of businesses, and some relate to businesses it has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses and in other cases, it has indemnified the buyers of businesses from it. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on it, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling $439,000 by one of its subsidiaries (the "Subsidiary") to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. The Company and independent counsel retained by the Company's audit committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. The Company has voluntarily reported the results of its investigation to the Securities and Exchange Commission (the "SEC") and will fully cooperate with any requests for information received from the SEC.

10.  STOCK-BASED COMPENSATION

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

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated, (the Equity Participation Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the Company's compensation committee of its Board of Directors. All option grants made from February 2001 to December 2004 have been priced at the closing price on the day of grant, vest 25% per year and have a life ranging from 6 to 10 years. Because the exercise price of options granted under the Equity Participation Plan have been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to this plan has been recorded. Had compensation expense for its Equity Participation Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company's net income and earnings per share at December 31, 2004, 2003 and 2002, would have been as follows (in thousands, except per share amounts):

                                                           2004      2003      2002
                                                          -------   -------   -------
Net income attributable to common shares as reported....  $59,362   $44,432   $39,676
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects....................   (2,478)   (2,195)   (1,950)
                                                          -------   -------   -------
Pro forma net income....................................  $56,884   $42,237   $37,726
                                                          =======   =======   =======
Net income attributable to common shares, as reported:
  Basic.................................................  $  1.20   $  0.92   $  0.82
  Diluted...............................................     1.19      0.90      0.81
Pro forma net income attributable to common shares, as
  if fair value method had been applied to all awards:
  Basic.................................................  $  1.15   $  0.87   $  0.78
  Diluted...............................................     1.14      0.86      0.77

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity for each of the three years ended December 31, 2004:

                                                                  STOCK OPTION PLAN
                                                              --------------------------
                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Balance at December 31, 2001................................  2,055,492        8.24
  Granted...................................................    730,250        8.27
  Exercised.................................................   (190,951)       6.31
  Forfeited.................................................   (155,718)       8.19
                                                              ---------
Balance at December 31, 2002................................  2,439,073        8.40
  Granted...................................................  1,020,750       11.31
  Exercised.................................................   (638,442)       6.39
  Forfeited.................................................   (140,638)      12.28
                                                              ---------
Balance at December 31, 2003................................  2,680,743        9.70
  Granted...................................................    911,000       13.75
  Exercised.................................................   (426,187)       8.96
  Forfeited.................................................   (226,758)      11.39
                                                              ---------
Balance at December 31, 2004................................  2,938,798       10.93
Exercisable at December 31, 2002............................    976,605        8.22
Exercisable at December 31, 2003............................    805,050        9.18
Exercisable at December 31, 2004............................    958,375        9.31

     The following table summarizes information for stock options outstanding at December 31, 2004:

                                        OPTIONS OUTSTANDING
                                ------------------------------------    OPTIONS EXERCISABLE
                                               WEIGHTED                ----------------------
                                  NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                                OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
                                   AS OF      CONTRACTUAL   EXERCISE      AS OF      EXERCISE
RANGE OF EXERCISE PRICES        12/31/2004       LIFE        PRICE     12/31/2004     PRICE
------------------------        -----------   -----------   --------   -----------   --------
$5.2000 - $7.8000.............     115,268       0.94       $ 6.2101     115,268     $ 6.2101
$8.0000 - $8.0000.............     520,241       7.12       $ 8.0000     230,377     $ 8.0000
$8.3300 - $9.0000.............     562,600       6.21       $ 8.8837     371,975     $ 8.8869
$9.1000 - $10.5100............      51,480       2.54       $ 9.9530      39,606     $ 9.7860
$11.4900 - $11.4900...........     741,874       8.15       $11.4900     157,814     $11.4900
$11.6500 - $30.0000...........     947,335       5.43       $13.9539      43,335     $19.6677
                                 ---------       ----       --------     -------     --------
$5.2000 - $30.0000............   2,938,798       6.34       $10.9335     958,375     $ 9.3050

     At December 31, 2004, 1,329,802 shares were available for future grant under the Stock Option Plan.

     The weighted average fair values of options granted during 2004, 2003, and 2002 were $5.18, $4.55, and $5.31 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: risk-free interest rates of 3.1%, 3.0%, and 5.2%, no expected dividend yield, expected lives of 5.0, 5.5, and 10.0 years, and an expected volatility of 37%, 37% and 45%.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

  DEFERRED COMPENSATION PLAN

     The Company maintains a deferred compensation plan ("Deferred Compensation Plan"). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors fees and/or salary and annual bonuses, as applicable, and it permits the Company to make discretionary contributions to any participant's account. Since inception of the Plan, this discretionary contribution provision has been limited to a matching of the employee participants contribution on a basis equivalent to matching permitted under the Company's 401(k) Retirement Savings Plan. All contributions to the participants' accounts vest immediately. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust ("Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in pre-approved mutual funds held by the Trust. Prior to November 1, 2003, participants also had the ability to direct the Plan Administrator to invest the assets in their accounts in Company common stock. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants' individual accounts within the Trust. Current balances invested in Company common stock may not be further increased. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Plan in cash. At December 31, 2004, the balance of the assets in the Trust totaled $3.5 million, including 31,028 shares of common stock of the Company reflected as treasury stock at a value of $0.3 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested."

     Assets of the Trust, other than common stock of the Company, are invested in nine funds covering a variety of securities and investment strategies. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Trust also holds common shares of the Company. The Company's common stock that is held by the Trust has been classified as treasury stock in the stockholders' equity section of the consolidated balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company's common stock that are reflected as treasury stock, at December 31, 2004 was $3.2 million and is classified as "Other noncurrent assets" in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2004, including the market value of the shares of the Company's common stock that are reflected as treasury stock, was $3.8 million and is classified as "Other liabilities" in the consolidated balance sheet.

     In accordance with EITF 97-14, all market value fluctuations of the Trust assets have been reflected in the consolidated statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated statements of income. In response to the changes in total market value of the Company's common stock held by the Trust, the Company recorded net compensation expense adjustments of $0.2 million in 2004 and $0.1 million in both 2003 and 2002.

11.  SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: offshore products, wellsite services and tubular services. The Company's reportable segments are strategic business units that offer

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

     Financial information by industry segment for each of the three years ended December 31, 2004, 2003 and 2002, is summarized in the following table in thousands. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                   CORPORATE
                                 OFFSHORE   WELLSITE   TUBULAR        AND
                                 PRODUCTS   SERVICES   SERVICES   ELIMINATIONS    TOTAL
                                 --------   --------   --------   ------------   --------
2004
  Revenues from unaffiliated
     customers.................  $206,791   $336,907   $427,314     $    --      $971,012
  Depreciation and
     amortization..............     8,966     26,277        680          65        35,988
  Operating income (loss)......     7,225     55,466     40,928      (8,503)       95,116
  Cash capital expenditures....     7,829     51,896        258          58        60,041
  Total assets.................   279,361    401,229    243,339       9,683       933,612
2003
  Revenues from unaffiliated
     customers.................  $231,897   $256,060   $235,724     $    --      $723,681
  Depreciation and
     amortization..............     7,765     19,448        642          50        27,905
  Operating income (loss)......    27,850     37,245      5,949      (5,877)       65,167
  Cash capital expenditures....    10,778     30,178        188         117        41,261
  Total assets.................   257,227    308,266    139,305      12,388       717,186
2002
  Revenues from unaffiliated
     customers.................  $190,638   $209,842   $216,368     $    --      $616,848
  Depreciation and
     amortization..............     6,056     16,562        593         101        23,312
  Operating income (loss)......    27,249     27,372      5,442      (5,503)       54,560
  Cash capital expenditures....     6,593     19,302        187           4        26,086
  Total assets.................   242,701    254,949    137,112       9,454       644,216

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

     Financial information by geographic segment for each of the three years ended December 31, 2004, 2003 and 2002, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

                                     UNITED               UNITED     OTHER
                                     STATES     CANADA    KINGDOM   NON-US     TOTAL
                                    --------   --------   -------   -------   --------
2004
  Revenues from unaffiliated
     customers....................  $726,046   $171,378   $39,831   $33,757   $971,012
  Long-lived assets...............   364,341    104,921    17,940    11,226    498,428
2003
  Revenues from unaffiliated
     customers....................  $511,895   $126,352   $56,556   $28,878   $723,681
  Long-lived assets...............   317,605     82,529    17,969    11,006    429,109
2002
  Revenues from unaffiliated
     customers....................  $427,578   $ 96,087   $53,023   $40,160   $616,848
  Long-lived assets...............   292,056     67,721    16,184    12,449    388,410

     No customers accounted for more than 10% of the Company's revenues in any of the years ended December 31, 2004, 2003 and 2002.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes quarterly financial information for 2004, 2003 and 2002 (in thousands, except per share amounts):

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
2004
  Revenues(1)..............................  $204,190   $222,182   $251,538   $293,102
  Gross profit*............................    42,893     46,167     54,017     53,297
  Net income...............................    16,156     12,155     15,513     15,538
  Basic earnings per share.................      0.33       0.25       0.31       0.31
  Diluted earnings per share...............      0.32       0.24       0.31       0.31
2003
  Revenues(1)..............................  $185,577   $163,564   $177,170   $197,370
  Gross profit*............................    40,609     36,233     37,815     35,910
  Net income...............................    13,369     10,154     11,334      9,575
  Basic earnings per share.................      0.28       0.21       0.23       0.20
  Diluted earnings per share...............      0.27       0.21       0.23       0.19
2002
  Revenues(1)..............................  $150,600   $150,839   $154,595   $160,814
  Gross profit*............................    30,447     29,149     32,839     37,360
  Net income...............................     9,808      8,219     10,188     11,461
  Basic earnings per share.................      0.20       0.17       0.21       0.24
  Diluted earnings per share:..............      0.20       0.17       0.21       0.23

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
---------------

 * Represents "revenues" less "product costs" and "service and other costs" included in the Company's consolidated statements of operations.

(1) The Company's business in the well site services segment, particularly in Canada, is seasonal with the highest activity occurring in the winter months.

                OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

13.  VALUATION ALLOWANCES

     Activity in the valuation accounts was as follows (in thousands):

                                  BALANCE AT   CHARGED TO                TRANSLATION   BALANCE AT
                                  BEGINNING    COSTS AND                 AND OTHER,      END OF
                                  OF PERIOD     EXPENSES    DEDUCTIONS       NET         PERIOD
                                  ----------   ----------   ----------   -----------   ----------
Year Ended December 31, 2004:
  Allowance for doubtful
     accounts receivable........    $2,021       $ 419       $  (938)       $  21        $1,523
  Reserve for inventories.......     5,279         109          (610)         121         4,899
  Reserves related to
     discontinued operations....     4,785          --          (585)          --         4,200
Year Ended December 31, 2003:
  Allowance for doubtful
     accounts receivable........    $2,287       $ 702       $  (633)       $(335)       $2,021
  Reserve for inventories.......     4,778         380           (29)         150         5,279
  Reserves related to
     discontinued operations....     5,757          --          (972)          --         4,785
Year Ended December 31, 2002:
  Allowance for doubtful
     accounts receivable........    $2,733       $ 221       $(1,266)       $ 599        $2,287
  Reserve for inventories.......     5,697        (198)         (810)          89         4,778
  Reserves related to
     discontinued operations....     6,109          --          (352)          --         5,757

14.  SUBSEQUENT EVENTS

     In February 2005, the Company completed the acquisition of Elenburg Exploration Company, Inc. (Elenburg) for total consideration of $22.0 million. The cash portion of the purchase price ($21.3 million) was funded by the Company's existing credit lines. Elenburg, which is a Wyoming based land drilling company, will become part of our well site services segment. Elenburg owns seven drilling rigs that operate primarily in Montana, Wyoming, Colorado and Utah.

     On January 31, 2005, the Company amended its existing revolving credit facility with its current group of lenders. Under terms of the amendment, Oil States increased the facility to $325 million from $250 million and extended the term of the facility through January 2010. The amendment also adjusted several covenants and lowered borrowing rates across the pricing grid.

     The Company's Board of Directors has authorized the repurchase of shares of the Company's common stock, par value $.01 per share. The Board of Directors authorized the expenditure of up to $50 million to repurchase shares.

                               INDEX TO EXHIBITS

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
   3.1         --    Amended and Restated Certificate of Incorporation
                     (incorporated by reference to Exhibit 3.1 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000, as filed with the Commission on March 30, 2001).
   3.2         --    Amended and Restated Bylaws (incorporated by reference to
                     Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 2000, as filed with the
                     Commission on March 30, 2001).
   3.3         --    Certificate of Designations of Special Preferred Voting
                     Stock of Oil States International, Inc. (incorporated by
                     reference to Exhibit 3.3 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000, as filed
                     with the Commission on March 30, 2001).
   4.1         --    Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                     Form S-1 (File No. 333-43400)).
   4.2         --    Amended and Restated Registration Rights Agreement
                     (incorporated by reference to Exhibit 4.2 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2000, as filed with the Commission on March 30, 2001).
   4.3         --    First Amendment to the Amended and Restated Registration
                     Rights Agreement dated May 17, 2002 (incorporated by
                     reference to Exhibit 4.3 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2002, as filed
                     with the Commission on March 13, 2003).
  10.1         --    Combination Agreement dated as of July 31, 2000 by and among
                     Oil States International, Inc., HWC Energy Services, Inc.,
                     Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc.
                     and PTI Group Inc. (incorporated by reference to Exhibit
                     10.1 to the Company's Registration Statement on Form S-1
                     (File No. 333-43400)).
  10.2         --    Plan of Arrangement of PTI Group Inc. (incorporated by
                     reference to Exhibit 10.2 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000, as filed
                     with the Commission on March 30, 2001).
  10.3         --    Support Agreement between Oil States International, Inc. and
                     PTI Holdco (incorporated by reference to Exhibit 10.3 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2000, as filed with the Commission on March 30,
                     2001).
  10.4         --    Voting and Exchange Trust Agreement by and among Oil States
                     International, Inc., PTI Holdco and Montreal Trust Company
                     of Canada (incorporated by reference to Exhibit 10.4 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2000, as filed with the Commission on March 30,
                     2001).
  10.5**       --    2001 Equity Participation Plan (incorporated by reference to
                     Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 2000, as filed with the
                     Commission on March 30, 2001).
  10.6**       --    Deferred Compensation Plan effective November 1, 2003.
                     (incorporated by reference to Exhibit 10.6 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2003, as filed with the Commission on March 5, 2004).
  10.7**       --    Annual Incentive Compensation Plan (incorporated by
                     reference to Exhibit 10.7 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 2000, as filed
                     with the Commission on March 30, 2001).
  10.8**       --    Executive Agreement between Oil States International, Inc.
                     and Douglas E. Swanson (incorporated by reference to Exhibit
                     10.8 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 2000, as filed with the Commission on March 30, 2001).
  10.9**       --    Executive Agreement between Oil States International, Inc.
                     and Cindy B. Taylor (incorporated by Reference to Exhibit
                     10.9 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 2000, as filed with the Commission on March 30, 2001).
  10.10**      --    Form of Executive Agreement between Oil States
                     International, Inc. and Named Executive Officer (Mr. Hughes)
                     (incorporated by reference to Exhibit 10.10 of the Company's
                     Registration Statement on Form S-1 (File No. 333-43400)).

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
  10.11**      --    Form of Change of Control Severance Plan for Selected
                     Members of Management (incorporated by reference to Exhibit
                     10.11 of the Company's Registration Statement on Form S-1
                     (File No. 333-43400)).
  10.12        --    Credit Agreement, dated as of October 30, 2003, among Oil
                     States International, Inc., the Lenders named therein and
                     Wells Fargo Bank Texas, National Association, as
                     Administrative Agent and U.S. Collateral Agent; and Bank of
                     Nova Scotia, as Canadian Administrative Agent and Canadian
                     Collateral Agent; Hibernia National Bank and Royal Bank of
                     Canada, as Co-Syndication Agents and Bank One, NA and Credit
                     Lyonnais New York Branch, as Co-Documentation Agents
                     (incorporated by reference to Exhibit 10.12 to the Company's
                     Quarterly Report on Form 10Q for the three months ended
                     September 30, 2003, as filed with the Commission on November
                     11, 2003.)
  10.12A       --    Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National
                     Association and each of the other lenders listed as an
                     Increasing Lender (incorporated by reference to Exhibit
                     10.12A to the Company's Quarterly Report on Form 10-Q for
                     the three months ended June 30, 2004, as filed with the
                     Commission on August 4, 2004).
  10.12B*      --    Amendment No. 1, dated as of January 31, 2005, to the Credit
                     Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National
                     Association, as Administrative Agent and U.S. Collateral
                     Agent; and Bank of Nova Scotia, as Canadian Administrative
                     Agent and Canadian Collateral Agent; Hibernia National Bank
                     and Royal Bank of Canada, as Co-Syndication Agents and Bank
                     One, NA and Credit Lyonnais New York Branch, as
                     Co-Documentation Agents
  10.13A**     --    Restricted Stock Agreement, dated February 8, 2001, between
                     Oil States International, Inc. and Douglas E. Swanson
                     (incorporated by reference to Exhibit 10.13A to the
                     Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May
                     15, 2001).
  10.13B**     --    Restricted Stock Agreement, dated February 22, 2001, between
                     Oil States International, Inc. and Douglas E. Swanson
                     (incorporated by reference to Exhibit 10.13B to the
                     Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May
                     15, 2002).
  10.14**      --    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5,2004).
  10.15**      --    Form of Executive Agreement between Oil States
                     International, Inc. and named Executive Officer (Mr. Slator)
                     (incorporated by reference to Exhibit 10.16 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     2001, as filed with the Commission on March 1, 2002).
  10.16**      --    Douglas E. Swanson contingent option award dated as of
                     February 11, 2002 (incorporated by reference to Exhibit
                     10.17 to the Company's Quarterly Report on Form 10-Q for the
                     three months ended September 30, 2002 as filed with the
                     Commission on November 13, 2002).
  10.17**      --    Form of Executive Agreement between Oil States
                     International, Inc. and named executive officer (Mr. Trahan)
                     (incorporated by reference to Exhibit 10.16 to the Company's
                     Quarterly Report on Form 10-Q for the three months ended
                     June 30, 2002, as filed with the Commission on August 13,
                     2002).
  10.18**,*    --    Form of Director Stock Option Agreement under the Company's
                     2001 Equity Participation Plan
  10.19**,*    --    Form of Employee Non Qualified Stock Option Agreement under the Company's 2001 Equity Participation Plan
  10.20**,*    --    Form of Restricted Stock Agreement under the Company's 2001
                     Equity Participation Plan
  10.21**,*    --    Non-Employee Director Compensation Summary
  21.1*        --    List of subsidiaries of the Company.
  23.1*        --    Consent of Independent Registered Public Accounting Firm.
  24.1*        --    Powers of Attorney for Directors.

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
  31.1*        --    Certification of Chief Executive Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                     under the Securities Exchange Act of 1934.
  31.2*        --    Certification of Chief Financial Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a)
                     under the Securities Exchange Act of 1934.
  32.1***      --    Certification of Chief Executive Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                     under the Securities Exchange Act of 1934.
  32.2***      --    Certification of Chief Financial Officer of Oil States
                     International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b)
                     under the Securities Exchange Act of 1934.

---------------

  * Filed herewith

 ** Management contracts or compensatory plans or arrangements

*** Furnished herewith.