Form 10-Q
period 2005-03-31
OIL STATES INTERNATIONAL INC
filed 2005-04-29
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b – 2 of the Exchange Act).

YES ☑     NO ☐

The Registrant had 49,912,986 shares of common stock outstanding as of April 19, 2005.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues	$331,946	$204,190

Costs and expenses:
Cost of sales	260,653	161,297
Selling, general and administrative expenses	19,065	14,691
Depreciation and amortization expense	10,228	8,572
Other operating (income) expense	(214)	532

	289,732	185,092

Operating income	42,214	19,098

Interest income	131	81
Interest expense	(2,314)	(1,647)
Other income	46	145

Income before income taxes	40,077	17,677
Income tax expense	(14,788)	(1,520)

Net income	$25,289	$16,157

Earnings per share:
Basic	$0.51	$0.33
Diluted	$0.50	$0.32

Weighted average number of common shares outstanding:
Basic	49,669	49,129
Diluted	50,560	49,754

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$21,188	$19,740
Accounts receivable, net	214,766	198,297
Inventories, net	230,712	209,825
Prepaid expenses and other current assets	6,019	7,322

Total current assets	472,685	435,184

Property, plant, and equipment, net	242,686	227,343
Goodwill, net	272,014	258,046
Other noncurrent assets	13,780	13,039

Total assets	$1,001,165	$933,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$143,695	$159,265
Income taxes	10,226	5,821
Current portion of long-term debt	576	228
Deferred revenue	27,798	25,420
Other current liabilities	438	2,296

Total current liabilities	182,733	193,030

Long-term debt	219,323	173,887
Deferred income taxes	32,299	28,871
Other liabilities	7,708	7,800

Total liabilities	442,063	403,588

Stockholders’ equity:
Common stock	499	496
Additional paid-in capital	343,691	338,906
Retained earnings	193,469	168,180
Accumulated other comprehensive income	21,760	22,759
Treasury stock	(317)	(317)

Total stockholders’ equity	559,102	530,024

Total liabilities and stockholders’ equity	$1,001,165	$933,612

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Cash flows from operating activities:
Net income	$25,289	$16,157
Adjustments to reconcile net income to net cash from operating activities Depreciation and amortization	10,228	8,572
Deferred income tax provision (benefit)	1,752	(5,108)
Other, net	2,194	534
Changes in working capital	(45,595)	(15,016)

Net cash flows provided by (used in) operating activities	(6,132)	5,139

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(22,606)	(32,916)
Capital expenditures	(17,147)	(8,896)
Proceeds from sale of equipment	501	218
Other, net	(80)	7

Net cash flows used in investing activities	(39,332)	(41,587)

Cash flows from financing activities:
Revolving credit borrowings	45,148	38,030
Debt repayments	(113)	(208)
Issuance of common stock	3,165	471
Other, net	(707)	(164)

Net cash flows provided by financing activities	47,493	38,129

Effect of exchange rate changes on cash	(439)	(144)

Net increase in cash and cash equivalents from continuing operations	1,590	1,537
Net cash used in discontinued operations	(142)	(190)
Cash and cash equivalents, beginning of period	19,740	19,318

Cash and cash equivalents, end of period	$21,188	$20,665

Non-cash investing activities:
Issuance of note for business acquisition	$750	$—

The accompanying notes are an integral part of these
consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

     Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying unaudited consolidated condensed financial statements.

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

     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.

2. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2005	2004
Accounts receivable, net:
Trade	$185,410	$177,784
Unbilled revenue	29,982	21,431
Other	1,219	605
Allowance for doubtful accounts	(1,845)	(1,523)

	$214,766	$198,297

	MARCH 31,	DECEMBER 31,
	2005	2004
Inventories, net:
Tubular goods	$141,989	$123,555
Other finished goods and purchased products	30,235	29,255
Work in process	39,328	39,936
Raw materials	24,333	21,978

Total inventories	235,885	214,724
Inventory reserves	(5,173)	(4,899)

	$230,712	$209,825

	ESTIMATED	MARCH 31,	DECEMBER 31,
	USEFUL LIFE	2005	2004
Property, plant and equipment, net:
Land		$5,790	$5,909
Buildings and leasehold improvements	5-40 years	44,553	43,482
Machinery and equipment	2-20 years	250,385	236,266
Rental tools	3-15 years	61,455	56,572
Office furniture and equipment	1-10 years	15,102	14,238
Vehicles	2-5 years	12,629	11,036
Construction in progress		13,295	12,841

Total property, plant and equipment		403,209	380,344
Less: Accumulated depreciation		(160,523)	(153,001)

		$242,686	$227,343

	MARCH 31,	DECEMBER 31,
	2005	2004
Accounts payable and accrued liabilities:
Trade accounts payable	$107,471	$124,193
Accrued compensation	10,723	13,589
Accrued insurance	4,838	4,261
Accrued taxes, other than income taxes	3,975	3,310
Reserves related to discontinued operations	4,059	4,200
Other	12,629	9,712

	$143,695	$159,265

     Changes in the carrying amount of goodwill for the three month period ended March 31, 2005 are as follows (in thousands):

	OFFSHORE	WELLSITE	TUBULAR
	PRODUCTS	SERVICES	SERVICES	TOTAL
Balance as of December 31, 2004	$75,582	$130,860	$51,604	$258,046

Goodwill acquired	—	14,561	—	14,561
Foreign currency translation and other changes	(92)	(114)	(387)	(593)

Balance as of March 31, 2005	$75,490	$145,307	$51,217	$272,014

3. SEGMENT AND RELATED INFORMATION

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

     Financial information by industry segment for each of the three month periods ended March 31, 2005 and 2004 is summarized in the following table (in thousands):

	OFFSHORE	WELL SITE	TUBULAR	CORPORATE AND
	PRODUCTS	SERVICES	SERVICES	ELIMINATIONS	TOTAL
Three months ended March 31, 2005
Revenues from unaffiliated customers	$66,491	$127,596	$137,859	$—	$331,946

Depreciation and amortization	2,433	7,601	172	22	10,228

Operating income (loss)	5,268	24,603	15,145	(2,802)	42,214

Capital expenditures	3,240	13,709	72	126	17,147

Total assets	287,131	471,831	233,803	8,400	1,001,165

Three months ended March 31, 2004
Revenues from unaffiliated customers	$41,888	$96,140	$66,162	$—	$204,190

Depreciation and amortization	2,248	6,151	157	16	8,572

Operating income (loss)	(798)	17,520	3,767	(1,391)	19,098

Capital expenditures	1,071	7,724	101	—	8,896

Total assets	256,435	371,888	136,285	11,258	775,866

4. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:

     Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	THREE MONTHS
	ENDED MARCH 31,
	2005	2004
Comprehensive income:
Net income	$25,289	$16,157
Other comprehensive income –
Cumulative translation adjustment	(1,021)	276
Foreign currency hedge	23	—

Total comprehensive income	$24,291	$16,433

Shares of common stock outstanding – January 1, 2005	49,577,786

Shares issued upon exercise of stock options	334,325

Shares of common stock outstanding – March 31, 2005	49,912,111

5. STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. The Company is authorized to grant common stock based awards covering 5,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the “Stock Option Plan”), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company’s Board of Directors. An amendment to the plan, effective February 16, 2005, increased the number of shares in the plan by 2,000,000. This amendment is subject to shareholder approval and will be voted upon at the Company’s May 18, 2005 Annual Shareholders meeting. Since February 2001, all option grants have been priced at the closing price on the day of grant, except a variable option award granted in 2002 for up to 100,000 shares based on various performance criteria whose outcome was determined in 2003. This specific award ultimately totaled 67,000 option shares which were priced based on the 2002 award date price. In addition, all options vest 25% per year and have a life ranging from six to ten years. When the exercise price of options granted under the Stock Option Plan has been equal to or greater than the market price of the Company’s shares of common stock on the date of grant, no compensation expense related to this plan has been recorded. When the exercise price per share of the option award has been lower than the current market price per share, as was the case in the one instance of the 2002 variable option award, compensation expense was recognized for the intrinsic value of the award as required by APB Opinion No. 25.

     In February 2005, 32,900 shares of restricted stock were awarded to certain employees. The fair market value of the awards will be charged to expense over the vesting period of the restricted stock award. Had compensation expense for the Stock Option Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company’s net income and earnings per share at March 31, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Net income as reported	$25,289	$16,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(600)	(788)

Pro forma net income	$24,689	$15,369

Net income per share as reported:
Basic	$0.51	$0.33
Diluted	0.50	0.32
Pro forma net income per share as if fair value method had been applied to all awards:
Basic	$0.50	$0.31
Diluted	0.49	0.31

6. INCOME TAXES

     Our primary deferred tax asset, which totaled approximately $12.5 million at December 31, 2004, is related to $35.8 million in available federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $5.1 million was provided against the deferred tax asset associated with our NOLs at December 31, 2004. The NOLs will expire in varying amounts during the years 2008 through 2020 if they are not first used to offset taxable income generated by the Company. The Company’s ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code (“Code”) due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382 of the Code; however it did not significantly change the Company’s NOL utilization expectations.

     The Company’s income tax provision for the three months ended March 31, 2005 totaled $14.8 million, or 36.9% of pretax income compared to $1.5 million, or 8.6% of pretax income, for the three months ended March 31, 2004. Our effective tax rate was lower in the first quarter of 2004 as a result of the recognition of a $5.4 million income tax benefit related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end.

     Based upon the loss limitation provisions of Section 382 of the Code, we should be able to utilize approximately $8 million of our NOLs to offset taxable income generated by the Company during the tax year ended December 31, 2005.

7. COMMITMENTS AND CONTINGENCIES

     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and in other cases, we have indemnified the buyers that purchased businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of its subsidiaries (the “Subsidiary”) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. The Company and independent counsel retained by the Company’s audit committee conducted separate investigations consisting of interviews and an examination of the facts and circumstances in this matter. The Company has voluntarily reported the results of its investigation to the Securities and Exchange Commission (the “SEC”) and will fully cooperate with any additional requests for information received from the SEC.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Item 1. Business” including the risk factors discussed therein and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 2, 2005 and Item 2., which follows. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements, even if new information becomes available or other events occur in the future.

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

     There are several critical accounting policies that we have put into practice that have an important effect on our reported financial results. There have been no changes in these policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not likely be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to expense in the period such determination was made. See also “Note 6 – Income Taxes” and “Tax Matters” herein.

     The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

Overview

     We provide a broad range of products and services to the oil and gas industry through our offshore products, well site services and tubular services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ outlook for longer-term future oil prices. In our well site services business segment, we provide hydraulic well control services, pressure control equipment and rental tools, drilling rigs and work force accommodations, catering and logistics services. Demand for our well site services depends upon the level of worldwide drilling and workover activity. We have also seen increased demand in our work force accommodation business as a result of oil sands development activities in Northern Alberta, Canada. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity, the types of wells being drilled and the level of oil country tubular goods (“OCTG”) pricing. Historically, tubular services gross margins expand during periods of rising OCTG prices and contract during periods of decreasing OCTG prices.

     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services is highly correlated to changes in the rig count in the United States. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

	Average Rig Count for
	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004	2003	2002	2001	2000
U.S. Land	1,178	1,021	1,093	924	718	1,003	778
U.S. Offshore	101	98	97	108	113	153	140

Total U.S	1,279	1,119	1,190	1,032	831	1,156	918
Canada (1)	521	528	369	372	266	341	345

Total North America	1,800	1,647	1,559	1,404	1,097	1,497	1,263

(1)	Canadian rig counts typically increase during the peak winter drilling season.

     The average North American rig count for the three months ended March 31, 2005 increased 153 rigs, or 9.3%, compared to the three months ended March 31, 2004. This overall increase in activity, while tempered somewhat by relatively flat activity levels in the U.S. Gulf of Mexico and Canada, did contribute to increased revenues in our well site services segment. Our well site services results for the first quarter of 2005 also benefited from well site services segment capital spending, which has totaled $57.9 million in the twelve months ended March 31, 2005, the acquisition of Elenburg Exploration Company on February 1, 2005 for $22 million, acquisitions made in our rental tool business in the second and third quarters of 2004 and the impact of activity levels and pricing gains in certain business lines. The Canadian rig count was flat comparing the first quarter of 2004 and 2005; however, our operations benefited from increased activity in support of oil sands development in the region. Our offshore products segment reported a much improved first quarter of 2005 compared to the first quarter of 2004 as a result of increased activity and greater fixed cost absorption. Our offshore products backlog totaled $99.8 million at March 31, 2005, $97.5 million at December 31, 2004 and $76.9 at March 31, 2004. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the growth in our backlog, when compared to March 31, 2004.

     On May 11, 2004, our tubular services segment purchased the OCTG distribution business of Hunting Energy Services, L.P. (“Hunting”) for $47.2 million, including purchase price adjustments. Under the terms of the transaction, we purchased Hunting’s U.S. tubular inventory, assumed certain customer contracts and entered into supply and distribution relationships with Hunting. Substantially all of the purchase price was assigned to the OCTG inventory acquired.

     Our tubular services segment shipped 82,000 tons of OCTG in the first quarter of 2005 compared to 67,300 tons in the first quarter of 2004. Our tubular services segment benefited in the past year from a 15.4% year over year increase in average U.S. land drilling activity, the acquisition of the Hunting OCTG distribution business and a significant increase in OCTG prices. Tubular services margins expanded since the first quarter of 2004 and have reached historically high levels given the significant increase in OCTG prices coupled with strong demand.

     During the first quarter of 2005, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from strengthening of the Canadian currency. The Canadian dollar vs. U.S. dollar conversion rate averaged $0.82 in the first quarter of 2005 compared to $0.76 in the first quarter of 2004.

     The Company’s income tax provision for the first quarter of 2005 totaled $14.8 million, or 36.9% of pretax income. Our effective tax rate increased in the first quarter of 2005 compared to the first quarter of 2004 which reflected an effective tax rate of 8.6%, due to greater NOL benefits recognized in 2004.

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

Results of Operations (in millions, except margin percentages)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenues
Well Site Services	$127.6	$96.1
Offshore Products	66.5	41.9
Tubular Services	137.8	66.2

Total	$331.9	$204.2

Gross Margin
Well Site Services	$39.2	$29.8
Offshore Products	14.1	7.2
Tubular Services	18.0	5.9

Total	$71.3	$42.9

Gross Margin as a Percent of Revenues
Well Site Services	30.7%	31.0%
Offshore Products	21.2%	17.2%
Tubular Services	13.1%	8.9%
Total	21.5%	21.0%

Operating Income (Loss)
Well Site Services	$24.6	$17.5
Offshore Products	5.3	(0.8)
Tubular Services	15.1	3.8
Corporate/Other	(2.8)	(1.4)

Total	$42.2	$19.1

Within our well site services segment, we have four reportable business units as follows:

	Three Months Ended March 31,
	2005	2004
Revenues
Accommodations	$83.2	$62.5
Rental Tools	19.1	15.4
Land Drilling	16.8	10.6
Hydraulic Workover Services	8.5	7.6

Total	$127.6	$96.1

Gross Margin
Accommodations	$23.0	$18.3
Rental Tools	8.7	6.8
Land Drilling	5.8	3.2
Hydraulic Workover Services	1.7	1.5

Total	$39.2	$29.8

Gross Margin as a Percent of Revenues
Accommodations	27.6%	29.3%
Rental Tools	45.5%	44.2%
Land Drilling	34.5%	30.2%
Hydraulic Workover Services	20.0%	19.7%
Total	30.7%	31.0%

Operating Income
Accommodations	$17.1	$13.2
Rental Tools	3.3	2.3
Land Drilling	4.2	2.2
Hydraulic Workover Services	0.0	(0.2)

Total	$24.6	$17.5

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Revenues. Revenues increased $127.7 million, or 62.5%, to $331.9 million during the current quarter compared to revenues of $204.2 million during the quarter ended March 31, 2004. Tubular services revenues and tons shipped increased $71.6 million, or 108.2%, and 14,700 tons, or 21.8%, respectively, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the May 2004 Hunting OCTG distribution business acquisition, increased industry demand and higher OCTG prices. Our average OCTG selling prices increased 71% from the first quarter of 2004 to the first quarter of 2005. Well site services revenues increased $31.5 million, or 32.8%, and offshore products revenues increased $24.6 million, or 58.7%, during the same period. Well site services revenues increased compared to the prior year due primarily to increased oil sands development activity in Canada and drilling activity in the United States, favorable Canadian dollar exchange rates, the impact of capital expenditures, which totaled $57.9 million for this segment, made since the first quarter of 2004 and the acquisition of Elenburg Exploration Company for $22 million, which closed on February 1, 2005. Offshore products revenues increased as a result of higher activity supporting offshore production facility construction.

     Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $28.4 million, or 66.2%, from $42.9 million in the quarter ended March 31, 2004 to $71.3 million in the quarter ended March 31, 2005. Our overall gross margin as a percent of revenues increased from 21.0% in the first quarter of 2004 to 21.5% in the current quarter primarily because of higher offshore products and tubular services gross margins percentages offset by lower wellsite services gross margin percentages. Gross margin dollar contributions were higher in every segment of our business in the first quarter of 2005 compared to the first quarter of 2004. Well site services gross margins increased $9.4 million, or 31.5%, to $39.2 million in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Within our well site services segment, shallow drilling and specialty rental tool businesses’ gross margins increased $2.6 million, or 81.3%, and $1.9 million, or 27.9%, respectively, during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 as a result of the Elenburg Exploration Company acquisition by our shallow drilling business, new rigs added to the fleet in February and December of 2004 as well as higher average dayrates received for our drilling rigs and contributions from rental tool acquisitions completed in the past year. Also in well site services, our work force accommodations, catering and logistics services and modular building construction services gross margins increased by $4.7 million, or 25.7%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to increased oil sands development activity in Canada. Our hydraulic workover gross margins increased by $0.2 million, or 13.3%, as a result of increased dayrates in the Middle East. Our well site services gross margin percent decreased to 30.7% in the current quarter compared to 31.0% in the first quarter of last year as a result of lower gross margins in our Canadian accommodations, catering and logistics services and modular building construction services businesses which were impacted by a greater mix of relatively low margin building construction services compared to the prior year. This decrease was partially offset by a higher land drilling gross margin percentage.

     Offshore products gross margins increased $6.9 million, or 95.8%, from $7.2 million in the three months ended March 31, 2004 to $14.1 million in the three months ended March 31, 2005 due to increased activity and increased fixed cost absorption. These same factors were the primary reason that offshore products gross margin percent increased from 17.2% of revenues in the first quarter of 2004 to 21.2% in the first quarter of 2005.

     Tubular services gross margins increased to $18.0 million, or 13.1% of tubular services revenues, in the three months ended March 31, 2005 compared to $5.9 million, or 8.9% of tubular services revenues, in the three months ended March 31, 2004 as a result of increased oil and gas drilling activity which increased demand for our tubular products and services and an increase in OCTG prices during the quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $4.4 million, or 29.8% in the first quarter of 2005 compared to the same period in 2004. During the three months ended March 31, 2005, SG&A totaled $19.1 million, or 5.7% of revenues, compared to SG&A of $14.7 million, or 7.2% of revenues, for the three months ended March 31, 2004. Increased SG&A expense associated with acquisitions completed since the first quarter of 2004, higher ad valorem taxes for OCTG inventory and higher professional fees associated with Sarbanes-Oxley compliance were the primary factors causing increased SG&A in 2005 compared to 2004.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million in the first quarter 2005 compared to the first quarter 2004 due primarily to acquisitions of businesses and capital expenditures made in the past year.

     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating (income) expense. Our operating income increased $23.1 million, or 120.9%, to $42.2 million for the three months ended March 31, 2005 from $19.1 million for the quarter ended March 31, 2004. Well site services operating income increased $7.1 million during the period. Offshore products operating income increased $6.1 million and tubular services operating income increased $11.3 million. These increases were partially offset by higher corporate costs of $1.4 million.

     Interest Expense. Interest expense increased $0.7 million, or 40.5%, for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Increased interest expense attributable to higher debt levels resulting from acquisitions completed since the first quarter of 2004 in addition to capital expenditures combined with higher interest rates resulting in increased interest expense compared to the prior period.

     Income Tax Expense. Income tax expense totaled $14.8 million, or 36.9% of pretax income, during the quarter ended March 31, 2005 compared to $1.5 million, or 8.6% of pretax income, during the quarter ended March 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Matters” discussion following.

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

     Cash totaling $6.1 million was used by operations during the three months ended March 31, 2005 compared to cash totaling $5.1 million provided by operations in the three months ended March 31, 2004. During the first quarter of 2005, $45.6 million was used to fund working capital. Significantly increased receivables in our Canadian operations due to seasonal activity levels and increased activity in the oil sands region contributed to a net usage of cash for the first quarter of 2005. In addition, tubular services inventory increased during the quarter primarily due to increases in the price paid for OCTG. Cash provided by operations in the first quarter of 2004 was generated by our net income plus depreciation and amortization which was partially offset by higher working capital invested in our Canadian remote accommodations and catering operations.

     Cash was used in investing activities during the three months ended March 31, 2005 and 2004 in the amount of $39.3 million and $41.6 million, respectively. Capital expenditures totaled $17.1 million and $8.9 million during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services businesses and for consolidation of our offshore products manufacturing capacity. During the first quarter of 2005, the Company purchased Elenburg Exploration Company, Inc. (“Elenburg”) for $22 million, including $21.3 million of cash financed utilizing the existing bank credit facility. Elenburg provides shallow drilling services in the Rocky Mountain area utilizing its seven drilling rigs. We currently expect to spend a total of approximately $59.0 million for capital expenditures during 2005 for maintenance and upgrade of our equipment and facilities and also to expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

     Net cash of $47.5 million was provided by financing activities during the three months ended March 31, 2005, primarily as a result of revolving credit borrowings which were utilized for capital expenditures, acquisitions and to fund seasonal working capital needs. The Company’s Board of Directors authorized the repurchase of shares of the Company’s common stock, par value $.01 per share, during the first quarter of 2005. A total of up to $50 million was authorized to repurchase shares over a two year period. Through March 31, 2005, there have been no purchases of the Company’s stock under this program.

     Our primary bank credit facility (the “Credit Agreement”) provides for $325 million of revolving credit. The Credit Agreement, which matures in January 2010, contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries, and our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on the Company’s leverage ratio, on the unused commitments under the Credit Agreement. During the first quarter of 2005, our applicable margin over LIBOR ranged from 1% to 2% and it was 1% as of March 31, 2005.

     As of March 31, 2005, we had $217.8 million outstanding under the Credit Agreement and an additional $7.8 million of outstanding letters of credit, leaving $99.4 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.8 million. We had no borrowings outstanding under these facilities as of March 31, 2005. Our total debt represented 28.2% of our total capitalization at March 31, 2005.

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

     The Company’s income tax provision for the three months ended March 31, 2005 totaled $14.8 million, or 36.9% of pretax income, compared to $1.5 million, or 8.6% of pretax income, for the three months ended March 31, 2004. Our effective tax rate was lower in the first quarter of 2004 as a result of the recognition of a $5.4 million income tax benefit related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end.

     We currently estimate that our effective tax rate for the full year 2005 will approximate 35% to 38%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations. Based upon the loss limitation provisions of Section 382, we should be able to utilize approximately $8 million of our NOLs to offset taxable income generated by the Company during the tax year ended December 31, 2005.

     Recent Accounting Pronouncements

     In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

     Alternative phase-in methods are allowed under Statement No. 123R, which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123R is January 1, 2006. The Company expects it will use the modified-prospective phase-in method that requires entities to recognize compensation costs in financial statements issued after the date of adoption for all share based payments granted, modified or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. As of March 31, 2005, we had floating rate obligations totaling approximately $225.6 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2005 levels, our consolidated interest expense would increase by a total of approximately $2.3 million annually.

     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. We have hedged U.S. dollar balances and cash flows totaling $4.8 million in our U.K. subsidiary in the second through third quarters of 2005. Results of operations have not been materially affected by foreign currency hedging activity.

ITEM 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and in other cases, we have indemnified the buyers that purchased businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

     On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of its subsidiaries (the “Subsidiary”) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. The Company and independent counsel retained by the Company’s audit committee conducted separate investigations consisting of interviews and an examination of the facts and circumstances in this matter. The Company has voluntarily reported the results of its investigation to the Securities and Exchange Commission (the “SEC”) and will fully cooperate with any requests for additional information received from the SEC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

Exhibit No.		Description
4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

10.1	—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.2	—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.3	—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.4	—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.5**,*	—	2001 Equity Participation Plan, as amended and restated effective February 16, 2005.

10.6**	—	Deferred Compensation Plan effective November 1, 2003. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).

10.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.8**	—	Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.9**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.10**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.11**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

Exhibit No.		Description
10.12	—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)

10.12A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).

10.12B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.13A**	—	Restricted Stock Agreement, dated February 8, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May 15, 2001).

10.13B**	—	Restricted Stock Agreement, dated February 22, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13B to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).

10.14**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004).

10.15**	—	Form of Executive Agreement between Oil States International, Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).

10.16**	—	Douglas E. Swanson contingent option award dated as of February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).

10.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

10.18**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.19**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.20**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

Exhibit No.		Description
10.21**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.22**,*	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

(a) REPORTS ON FORM 8-K.

(1)	Form 8-K filed March 2, 2005 – Item 8. Other Events – Announcement of a stock repurchase program for up to $50 million of the Company’s common stock.

(2)	Form 8-K filed February 18, 2005 – Item 8. Other Events – Report on results of internal investigation concerning an overbilling of approximately $400,000.

(3)	Form 8-K filed February 9, 2005 – Item 2. Results of Operations and Financial Condition (Quarter and year ended December 31, 2004 Earnings Press Release)

(4)	Form 8-K filed February 4, 2005 – Item 8. Other Events – Acquisition of Elenburg Acquisition Company, Inc. for $22 million.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: April 29, 2005	By	/s/ CINDY B. TAYLOR
Cindy B. Taylor
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: April 29, 2005	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Vice President -- Finance and Accounting and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

Exhibit No.		Description
4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

10.1	—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.2	—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.3	—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.4	—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.5**,*	—	2001 Equity Participation Plan, as amended and restated effective February 16, 2005.

10.6**	—	Deferred Compensation Plan effective November 1, 2003. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).

10.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.8**	—	Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.9**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

10.10**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

10.11**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

Exhibit No.		Description
10.12	—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)

10.12A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).

10.12B*	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents

10.13A**	—	Restricted Stock Agreement, dated February 8, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May 15, 2001).

10.13B**	—	Restricted Stock Agreement, dated February 22, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13B to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).

10.14**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004).

10.15**	—	Form of Executive Agreement between Oil States International, Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).

10.16**	—	Douglas E. Swanson contingent option award dated as of February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).

10.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).

10.18**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.19**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.20**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

Exhibit No.		Description
10.21**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).

10.22**,*	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

(a) REPORTS ON FORM 8-K.

(1)	Form 8-K filed March 2, 2005 — Item 8. Other Events — Announcement of a stock repurchase program for up to $50 million of the Company’s common stock.

(2)	Form 8-K filed February 18, 2005 — Item 8. Other Events — Report on results of internal investigation concerning an overbilling of $439,000.

(3)	Form 8-K filed February 9, 2005 — Item 2. Results of Operations and Financial Condition (Quarter and year ended December 31, 2004 Earnings Press Release)

(4)	Form 8-K filed February 4, 2005 — Item 8. Other Events — Acquisition of Elenburg Acquisition Company, Inc. for $22 million.