Form 10-Q
period 2005-09-30
OIL STATES INTERNATIONAL INC
filed 2005-11-03
CIK 1121484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-16337
OIL STATES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0476605

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4620,	77002

Houston, Texas	(Zip Code)

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The Registrant had 49,055,906 shares of common stock outstanding as of October 24, 2005.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenues	$394,140	$251,538	$1,084,555	$677,910

Costs and expenses:
Cost of sales	308,267	197,521	853,631	534,833
Selling, general and administrative expenses	22,441	16,504	62,165	47,077
Depreciation and amortization expense	12,253	9,161	33,697	26,477
Other operating expense (income)	(87)	441	(394)	868

	342,874	223,627	949,099	609,255

Operating income	51,266	27,911	135,456	68,655

Interest income	77	65	313	222
Interest expense	(3,857)	(1,993)	(9,313)	(5,463)
Other income	545	494	1,037	931

Income before income taxes	48,031	26,477	127,493	64,345
Income tax expense	(17,723)	(10,964)	(47,045)	(20,520)

Net income	$30,308	$15,513	$80,448	$43,825

Earnings per share:
Basic	$0.62	$0.31	$1.63	$0.89
Diluted	$0.60	$0.31	$1.59	$0.88

Weighted average number of common shares outstanding:
Basic	48,925	49,409	49,436	49,262
Diluted	50,108	50,061	50,442	49,895
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$17,329	$19,740
Accounts receivable, net	250,867	198,297
Inventories, net	334,590	209,825
Prepaid expenses and other current assets	4,755	7,322

Total current assets	607,541	435,184

Property, plant, and equipment, net	290,319	227,343
Goodwill, net	340,784	258,046
Other noncurrent assets	27,349	13,039

Total assets	$1,265,993	$933,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$179,886	$159,265
Income taxes	10,084	5,821
Current portion of long-term debt	3,937	228
Deferred revenue	29,016	25,420
Other current liabilities	2,280	2,296

Total current liabilities	225,203	193,030

Long-term debt	403,038	173,887
Deferred income taxes	37,570	28,871
Other liabilities	8,713	7,800

Total liabilities	674,524	403,588

Stockholders’ equity:
Common stock	503	496
Additional paid-in capital	348,292	338,906
Retained earnings	248,628	168,180
Accumulated other comprehensive income	24,363	22,759
Treasury stock	(30,317)	(317)

Total stockholders’ equity	591,469	530,024

Total liabilities and stockholders’ equity	$1,265,993	$933,612

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Cash flows from operating activities:
Net income	$80,448	$43,825
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,697	26,477
Deferred income tax provision (benefit)	1,101	(2,453)
Tax benefit of option exercises	2,919	—
Other, net	1,645	1,237
Changes in working capital	(119,536)	(4,294)

Net cash flows provided by operating activities	274	64,792

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(146,568)	(79,455)
Capital expenditures	(49,445)	(38,117)
Proceeds from sale of equipment	2,034	3,072
Other, net	(554)	(63)

Net cash flows used in investing activities	(194,533)	(114,563)

Cash flows from financing activities:
Revolving credit borrowings	50,673	49,700
Contingent convertible notes issued	175,000	—
Bridge loan and other borrowings	25,000	102
Debt repayments	(25,469)	(774)
Issuance of common stock	6,112	3,491
Payment of financing costs	(6,460)	(81)
Purchase of treasury stock	(30,000)	—
Other, net	—	(139)

Net cash flows provided by financing activities	194,856	52,299

Effect of exchange rate changes on cash	(2,455)	2,192

Net increase (decrease) in cash and cash equivalents from continuing operations	(1,858)	4,720
Net cash used in discontinued operations	(553)	(500)
Cash and cash equivalents, beginning of period	19,740	19,318

Cash and cash equivalents, end of period	$17,329	$23,538

Non-cash financing activities: Borrowings for acquisitions	$6,553	$4,675
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
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB) which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.
2. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Accounts receivable, net:
Trade	$212,586	$177,784
Unbilled revenue	38,904	21,431
Other	1,881	605
Allowance for doubtful accounts	(2,504)	(1,523)

	$250,867	$198,297

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Inventories, net:
Tubular goods	$241,543	$123,555
Other finished goods and purchased products	40,146	29,255
Work in process	30,506	39,936
Raw materials	28,160	21,978

Total inventories	340,355	214,724
Inventory reserves	(5,765)	(4,899)

	$334,590	$209,825

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2005	2004
Property, plant and equipment, net:
Land		$9,468	$5,909
Buildings and leasehold improvements	5-40 years	59,879	43,482
Machinery and equipment	2-20 years	277,810	236,266
Rental tools	3-15 years	70,038	56,572
Office furniture and equipment	1-10 years	16,325	14,238
Vehicles	2-5 years	27,255	11,036
Construction in progress		9,008	12,841

Total property, plant and equipment		469,783	380,344
Less: Accumulated depreciation		(179,464)	(153,001)

		$290,319	$227,343

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Accounts payable and accrued liabilities:
Trade accounts payable	$135,324	$124,193
Accrued compensation	18,228	13,589
Accrued insurance	5,269	4,261
Accrued taxes, other than income taxes	6,719	3,310
Reserves related to discontinued operations	3,647	4,200
Other	10,699	9,712

	$179,886	$159,265

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
     Alternative phase-in methods are allowed under Statement No. 123R, which is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123R on our consolidated condensed financial statements. We will adopt SFAS No. 123R on January 1, 2006.

4. EARNINGS PER SHARE (EPS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic earnings per share:
Net income	$30,308	$15,513	$80,448	$43,825

Weighted average number of shares outstanding	48,925	49,409	49,436	49,262

Basic earnings per share	$0.62	$0.31	$1.63	$0.89

Diluted earnings per share:
Net income	$30,308	$15,513	$80,448	$43,825

Weighted average number of shares outstanding	48,925	49,409	49,436	49,262
Effect of dilutive securities:
Options on common stock	1,095	621	936	596
Restricted stock	88	31	70	37

Total shares and diluted securities	50,108	50,061	50,442	49,895

Diluted earnings per share	$0.60	$0.31	$1.59	$0.88

     Our 2 3/8% contingent convertible notes were not convertible at any time during the periods presented and no shares have been added to our outstanding shares for these notes (See Note 6).
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
     Effective May 1, 2005 the Company acquired Stinger Wellhead Protection, Inc., certain affiliated companies and related intellectual property, (collectively, Stinger) for cash consideration of $78.0 million, net of cash acquired and including transaction costs, plus a note payable to the former owners of $5.0 million. Stinger provides wellhead isolation equipment and services through its 23 locations in the United States and Canada. Stinger’s patented equipment is utilized during pressure pumping operations and isolates the customers’ blow-out preventers or wellheads from the pressure and abrasion experienced during the fracturing process of an oil or gas well. In June 2005, the Company completed the acquisition of Stinger’s international operations for additional cash consideration of $6.2 million, net of cash acquired and including transaction costs. The Stinger international operations are conducted primarily in Central and South America. The Stinger acquisition expanded the Company’s rental tool and services capabilities, especially in the pressure pumping market.
     On June 2, 2005, the Company purchased Phillips Casing and Tubing, L.P. (Phillips) for cash consideration of $31.1 million, net of cash acquired and including transaction costs. Phillips distributes oil country tubular goods (OCTG), primarily carbon ERW (electronic resistance welded) pipe, from its facilities in Midland and Godley, Texas.
     On June 6, 2005, the Company acquired Noble Structures, Inc. (Noble) for cash consideration of $7.9 million, plus a note payable of $0.8 million. The acquisition expanded the Company’s accommodation manufacturing capabilities in Canada in order to meet increased demand for remote site facilities, principally in the oil sands region.
     The cash consideration paid for all of the Company’s acquisitions in the period was initially funded utilizing its existing bank credit facility and a $25 million bridge loan (See Note 6). Accounting for the acquisitions made in the period has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates. The Elenburg, Stinger and Noble acquisitions are included in the Well Site Services segment and the Phillips acquisition is included in the Tubular Services segment.
     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2005 are as follows (in thousands):

	Balance as of		Foreign currency	Balance as of
	January 1,	Goodwill	translation and	September 30,
	2005	acquired	other changes	2005
Offshore Products	$75,582	$2	$(518)	$75,066
Tubular Services	51,604	10,239	—	61,843
Drilling services	9,397	14,469	—	23,866
Workover services	9,340	—	—	9,340
Rental tools	61,921	56,006	1,257	119,184
Accommodations	50,202	415	868	51,485

Total Wellsite Services	130,860	70,890	2,125	203,875

Total	$258,046	$81,131	$1,607	$340,784

6. DEBT
     As of September 30, 2005 and December 31, 2004, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
US revolving credit facility, with available commitments up to $280 million and with an average interest rate of 4.9% for the three months period ended September 30, 2005	$187,100	$172,600
Canadian revolving credit facility, with available commitments up to $45 million and with an average interest rate of 4.1% for the three month period ended September 30, 2005	36,173	—
2 3/8% contingent convertible senior notes due 2025	175,000	—
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2006 and 2007	8,109	1,010
Obligations under capital leases	593	505

Total debt	406,975	174,115
Less: current maturities	3,937	228

Total long-term debt	$403,038	$173,887

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
     The notes are senior unsecured obligations of the Company and bear interest at a rate of 2 3/8% per annum. The notes mature on July 1, 2025, and may not be redeemed by the Company prior to July 6, 2012. Holders of the notes may require the Company to repurchase some or all of the notes on July 1, 2012, 2015, and 2020. The notes provide for a net share settlement, and therefore may be convertible, under certain circumstances, into a combination of cash, up to the principal amount of the notes, and common stock of the company, if there is any excess above the principal amount of the notes, at an initial conversion price of $31.75 per share. Shares underlying the notes were not included in the calculation of diluted earnings per share because the terms of the notes require that the Company’s stock price in any quarter, for any period prior to July 1, 2023, be above 120% of the initial conversion price for at least 20 trading days in a defined period before the notes are convertible. As a result, there would be no conversion allowed under the terms of the notes at September 30, 2005.
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
     On May 11, 2005 the Company borrowed $25 million under a bridge loan with a bank which was due in 2010. The loan was unsecured and was repaid in full on June 21, 2005. The average interest rate on this bridge loan for the period it was outstanding was 6.0%.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Comprehensive income:
Net income	$30,308	$15,513	$80,448	$43,825
Other comprehensive income:
Cumulative translation adjustment	6,211	5,489	1,676	3,070
Foreign currency hedge	(10)	—	(72)	—

Total comprehensive income	$36,509	$21,002	$82,052	$46,895

Shares of common stock outstanding — January 1, 2005	49,577,786

Shares issued upon exercise of stock options	660,052
Repurchase of shares held in treasury	(1,183,432	) (1)

Shares of common stock outstanding — September 30, 2005	49,054,406

(1)	See Note 6 — Debt for discussion of treasury stock purchased.
8. STOCK BASED COMPENSATION
     The Company has elected to follow Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” for expense recognition purposes. As a result, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” for stock-based compensation granted in 1998 and thereafter. See also Note 3 — Recent Accounting Pronouncements.
     The Company accounts for its employee stock-based compensation plan under APB Opinion No. 25 and its related interpretations. The Company is authorized to grant common stock based awards covering 7,700,000 shares of common stock under the 2001 Equity Participation Plan, as amended and restated (the Equity Participation Plan), to employees, consultants and directors with amounts, exercise prices and vesting schedules determined by the compensation committee of the Company’s Board of Directors. Any restricted stock awards issued under the Equity Participation Plan are considered compensatory in nature and the Company recognizes the fair value of the award as compensation expense over its vesting period. Since February 2001, all option grants have been priced at the closing price on the day of grant, vest 25% per year and have a life ranging from six to ten years. Because the exercise price of options granted under the Equity Participation Plan have been equal to the market price of the Company’s stock on the date of grant, no compensation expense related to stock options have been recorded. Had compensation expense for its Equity Participation Plan been determined consistent with SFAS No. 123 utilizing the fair value method, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Net income as reported	$30,308	$15,513	$80,448	$43,825
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(634)	(604)	(1,882)	(1,985)

Pro forma net income	$29,674	$14,909	$78,566	$41,840

Net income per share as reported:
Basic	$0.62	$0.31	$1.63	$0.89
Diluted	0.60	0.31	1.59	0.88
Pro forma net income per share as if fair value method had been applied to all awards:
Basic	$0.61	$0.30	$1.59	$0.85
Diluted	0.59	0.30	1.56	0.84
9. INCOME TAXES
     Our primary deferred tax asset, which totaled approximately $12.5 million at December 31, 2004, is related to $35.8 million in available federal net operating loss carryforwards, or NOLs, as of that date. A valuation allowance of approximately $5.1 million was provided against the deferred tax asset associated with our NOLs at December 31, 2004. The NOLs will expire in varying amounts during the years 2010 through 2020 if they are not first used to offset taxable income generated by the Company. The Company’s ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code (Code) due to a change of control that occurred during 1995. A successive change in control was triggered in 2003 pursuant to Section 382 of the Code; however it did not significantly change the Company’s NOL utilization expectations.
     The Company’s income tax provision for the three months ended September 30, 2005 totaled $17.7 million, or 36.9% of pretax income compared to $11.0 million, or 41.4% of pretax income, for the three months ended September 30, 2004. Our effective tax rate was higher in the third quarter of 2004 because of a change in the estimated 2004 annual effective tax rate during that quarter. The Company’s tax provision for the nine months ended September 30, 2005 totaled $47.0 million, or 36.9% of pretax income, compared to $20.5 million, or 31.9% of pretax income, for the nine months ended September 30, 2004. Our effective tax rate was lower in the first nine months of 2004 as a result of the recognition of a $5.4 million income tax benefit in the first quarter related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end.
     Based upon the loss limitation provisions of Section 382 of the Code, we expect to utilize approximately $8 million of our NOLs to offset taxable income generated by the Company during the tax year ended December 31, 2005.
10. SEGMENT AND RELATED INFORMATION
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has identified the following reportable segments: Offshore Products, Tubular Services, and Well Site Services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. The separate business lines within the Well Site segment have been disclosed to provide additional detail for that segment. Results of our Canadian business related to the provision of work force accommodations, catering and logistics services are seasonal with significant activity occurring in the peak winter drilling season.

     Financial information by industry segment for each of the three and nine month periods ended September 30, 2005 and 2004 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Three months ended September 30, 2005

Offshore Products	$64,345	$2,453	$5,885	$1,211	$282,145
Tubular Services	188,258	274	19,801	66	373,668
Well Site Services —
Drilling services	24,005	1,489	7,282	3,779	76,987
Workover services	10,349	1,006	1,108	782	51,715
Rental tools	40,010	3,702	10,861	5,122	237,309
Accommodations	67,173	3,319	9,479	4,459	231,428

Total Well Site Services	141,537	9,516	28,730	14,142	597,439
Corporate and Eliminations	—	10	(3,150)	159	12,741

Total	$394,140	$12,253	$51,266	$15,578	$1,265,993

Three months ended September 30, 2004

Offshore Products	$55,268	$2,310	$2,678	$1,315	$270,485
Tubular Services	116,872	183	14,123	93	209,128
Well Site Services —
Drilling services	12,751	822	3,522	1,406	33,376
Workover services	8,143	970	41	522	47,669
Rental tools	16,165	2,484	2,348	3,875	120,259
Accommodations	42,339	2,379	7,468	10,070	179,867

Total Well Site Services	79,398	6,655	13,379	15,873	381,171
Corporate and Eliminations	—	13	(2,269)	—	8,754

Total	$251,538	$9,161	$27,911	$17,281	$869,538

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Nine months ended September 30, 2005

Offshore Products	$194,695	$7,316	$16,649	$6,315	$282,145
Tubular Services	493,897	656	53,069	200	373,668
Well Site Services —
Drilling services	60,599	4,105	15,984	11,374	76,987
Workover services	29,712	2,924	3,189	2,022	51,715
Rental tools	90,296	9,631	22,472	14,486	237,309
Accommodations	215,356	9,022	32,803	14,754	231,428

Total Well Site Services	395,963	25,682	74,448	42,636	597,439
Corporate and Eliminations	—	43	(8,710)	294	12,741

Total	$1,084,555	$33,697	$135,456	$49,445	$1,265,993

Nine months ended September 30, 2004

Offshore Products	$146,096	$6,606	$4,696	$5,116	$270,485
Tubular Services	283,426	516	28,452	235	209,128
Well Site Services —
Drilling services	34,530	2,408	7,999	3,864	33,376
Workover services	25,683	2,910	1,117	1,713	47,669
Rental tools	48,652	7,174	6,913	7,861	120,259
Accommodations	139,523	6,821	25,034	19,328	179,867

Total Well Site Services	248,388	19,313	41,063	32,766	381,171
Corporate and Eliminations	—	42	(5,556)	—	8,754

Total	$677,910	$26,477	$68,655	$38,117	$869,538

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
     On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of its subsidiaries to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. The Company and independent counsel retained by the Company’s audit committee conducted separate investigations consisting of interviews and an examination of the facts and circumstances in this matter. The Company voluntarily reported the results of its investigation to the Securities and Exchange Commission (the “SEC”) and has fully cooperated with additional requests for information from the SEC. The Company understands that the SEC has recently completed its informal investigation of this matter. On October 31, 2005, the Company’s counsel received a “Wells Notice” from the staff of the SEC indicating that the staff has made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The alleged violations related to this over billings matter. A “Wells Notice” is not a formal allegation or proof of wrongdoing. Recipients of “Wells Notices” have the opportunity to respond to the SEC staff before the staff makes a formal recommendation on whether any action should be brought by the SEC. The Company is engaged in discussions with the staff of the SEC regarding the “Wells Notice” and is currently evaluating its planned response to this matter.

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
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, fines, penalties, interest, warranty claims, contract claims and discontinued operations.
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
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ outlook for longer-term future oil prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity, the types of wells being drilled and the level of oil country tubular goods (OCTG) pricing. Historically, tubular services gross margins expand during periods of rising OCTG prices and contract during periods of decreasing OCTG prices. In our well site services business segment, we provide shallow land drilling services, hydraulic well control services, work force accommodations, catering and logistics services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our workover services are conducted in the U.S., South America, Africa, and the Middle East and are dependent upon the level of workover activity in those areas. Our rental tools and services depend primarily upon the level of drilling and workover activity in the U.S., Canada and Central and South America. Our accommodations segment is conducted primarily in Canada and its activity levels have historically been driven by oil and gas drilling and mining activities. In the past year, we have seen increased demand in our work force accommodation business as a result of oil sands development activities in Northern Alberta, Canada. We also support remote accommodations needs primarily in the U.S. and Canada.
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

	Average Rig Count for
	Year Ended December 31,
	2004	2003	2002	2001	2000
U.S. Land	1,093	924	718	1,003	778
U.S. Offshore	97	108	113	153	140

Total U.S	1,190	1,032	831	1,156	918
Canada (1)	369	372	266	341	345

Total North America	1,559	1,404	1,097	1,497	1,263

	Average Rig Count for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
U.S. Land	1,330	1,133	1,254	1,075
U.S. Offshore	98	95	97	96

Total U.S	1,428	1,228	1,351	1,171
Canada (1)	494	328	416	346

Total North America	1,922	1,556	1,767	1,517

(1)	Canadian rig counts typically increase during the peak winter drilling season.
     The average North American rig count for the nine months ended September 30, 2005 increased by 250 rigs, or 16.5%, compared to the nine months ended September 30, 2004. This overall increase in activity, while tempered somewhat by relatively flat activity levels in the U.S. Gulf of Mexico did contribute to increased revenues in our tubular services and well site services segments. Our well site services segment results for the first nine months of 2005 also benefited from capital spending, which aggregated $71.4 million in the twelve months ended September 30, 2005, the acquisition of Elenburg Exploration Company on February 1, 2005 for total consideration of $22.1 million, the acquisition of Stinger for total consideration of $89.2 million and the impact of increased activity levels and pricing gains in certain business lines. The Canadian rig count increased 20.2% in the first nine months of 2005 compared to the corresponding period in 2004. Our remote accommodations, catering and logistics services activities benefited from increased activities in the Northern Alberta oil sands area and, to a lesser extent, from the Canadian rig count increase.
     Hurricanes Katrina and Rita did not materially affect our operating results in the third quarter, despite some activity delays and lack of cost absorption in some of our manufacturing facilities. Our activities which were negatively impacted by the storms were offshore tubular (OCTG) sales, offshore rental tools usage and some downtime in our offshore products manufacturing facilities in Houma, Louisiana and Houston, Texas. Repair activity resulting from these hurricanes should benefit our offshore products and U.S. Gulf accommodations businesses in the future. On the other hand, sustained levels of reduced offshore activity due to repair efforts could negatively impact well workover activity which would adversely affect our hydraulic workover and rental tool businesses.
     During the first nine months of 2005, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first nine months of 2005, the Canadian dollar was worth $0.83 U.S. dollars compared to $0.76 in the first nine months of 2004, an increase of 9.2%.
     On May 11, 2004, our tubular services segment purchased the OCTG distribution business of Hunting Energy Services, L.P. (Hunting) for $47.2 million, including purchase price adjustments. On June 2, 2005 we acquired all of the outstanding stock of Phillips Casing and Tubing, Inc. (Phillips) for total consideration of $31.1 million. Both of these acquisitions resulted in increased OCTG inventory and revenues from the date of acquisition. Our tubular services segment shipped 286,700 tons of OCTG in the first nine months of 2005 (104,100 tons in the third quarter of 2005) compared to 242,100 tons in the first nine months of 2004 (90,200 tons in the third quarter of 2004). Our tubular services segment benefited in the past nine months from a 16.7% year over year increase in average U.S. land drilling activity, the acquisition of the Hunting and Phillips OCTG distribution businesses and increased OCTG prices. Our tubular services gross margins have been at historically high levels in 2005 and are expected to continue at relatively strong levels throughout 2005. The tubular services gross margin as a percent of revenues decreased to 12.3% in the third quarter of 2005 compared to a gross margin percent of 14.4% in the third quarter of 2004 and 12.7% in the second quarter of 2005. These decreases are attributable to less frequent and smaller OCTG price increases in the third quarter of 2005 compared to earlier periods and to a higher mix of lower margin carbon grade OCTG products sold.
     Our offshore products segment reported a much improved first nine months of 2005 compared to the first nine months of 2004 as a result of increased activity and greater fixed cost absorption. Our offshore products backlog totaled $119.4 million at September 30, 2005, $97.5 million at December 31, 2004 and $87.3 million at September 30, 2004. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While change in backlog levels from one quarter to the next does not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the growth in our backlog, when compared to year end 2004 levels.
     The Company’s income tax provision for the first nine months of 2005 totaled $47.0 million, or 36.9% of pretax income. Our effective tax rate increased in the first nine months of 2005 compared to the first nine months of 2004. Our first nine months of 2004 reflected an effective tax rate of 31.9% due to greater NOL benefits recognized in the first quarter of 2004 when a $5.4 million income tax benefit was recognized upon a partial reversal of valuation allowances applied against net operating loss carryforwards. In the third quarter of 2005, our income tax provision totaled $17.7 million, 36.9% of pretax income compared to $11.0 million, or 41.4% of pretax income in the third quarter of 2004.
     Management believes that fundamental oil and gas supply and demand factors will continue to support a high level of drilling activity in North America which should continue to positively impact the Company, particularly its tubular services and well site service segments. We also believe that oil and gas producers have increased their view of longer term oil and gas prices based on current supply and demand fundamentals, even though such long term price expectations are still at levels below current prices. As a result, our customers could increase their spending on deepwater offshore exploration and development which should benefit our offshore products segment. However, there can be no assurance that these expectations will be realized and there is a risk that continued energy prices at current levels could negatively impact worldwide economic growth and, correspondingly, reduce the demand for energy causing oil and gas expenditures to decline which would be adverse to our business.

Results of Operations (in millions, except margin percentages)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenues
Offshore Products	$64.3	$55.2	$194.7	$146.1
Tubular Services	188.3	116.9	493.9	283.4
Well Site Services —
Accommodations	67.2	42.3	215.4	139.5
Rental tools	40.0	16.2	90.3	48.7
Drilling services	24.0	12.8	60.6	34.5
Workover services	10.3	8.1	29.7	25.7

Total Well Site Services	141.5	79.4	396.0	248.4

Total	$394.1	$251.5	$1,084.6	$677.9

Gross Margin
Offshore Products	$14.3	$10.7	$42.6	$27.8
Tubular Services	23.2	16.8	62.5	35.7
Well Site Services —
Accommodations	16.4	12.9	51.9	40.8
Rental tools	19.6	7.2	44.0	21.5
Drilling services	9.3	4.6	21.4	11.0
Workover services	3.1	1.8	8.5	6.3

Total Well Site Services	48.4	26.5	125.8	79.6

Total	$85.9	$54.0	$230.9	$143.1

Gross Margin as a Percent of Revenues
Offshore Products	22.2%	19.4%	21.9%	19.0%
Tubular Services	12.3%	14.4%	12.7%	12.6%
Well Site Services —
Accommodations	24.4%	30.5%	24.1%	29.2%
Rental tools	49.0%	44.4%	48.7%	44.1%
Drilling services	38.8%	35.9%	35.3%	31.9%
Workover services	30.1%	22.2%	28.6%	24.5%

Total Well Site Services	34.2%	33.4%	31.8%	32.0%

Total	21.8%	21.5%	21.3%	21.1%

Operating Income (Loss)
Offshore Products	$5.9	$2.7	$16.6	$4.7
Tubular Services	19.8	14.1	53.1	28.5
Well Site Services —
Accommodations	9.5	7.5	32.8	25.1
Rental tools	10.9	2.3	22.5	6.9
Drilling services	7.3	3.5	16.0	8.0
Workover services	1.1	0.1	3.2	1.1

Total Well Site Services	28.8	13.4	74.5	41.1

Corporate / Other	(3.2)	(2.3)	(8.7)	(5.6)

Total	$51.3	$27.9	$135.5	$68.7

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
     Revenues. Total revenues increased $142.6 million, or 56.7%, to $394.1 million during the current quarter compared to revenues of $251.5 million during the quarter ended September 30, 2004. Offshore products revenues increased $9.1 million, or 16.5%, due to higher activity levels supporting offshore production facility construction. Tubular services revenues and tons shipped increased $71.4 million, or 61.1%, and 14,000 tons, or 15.5%, respectively, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to increased industry demand, higher OCTG prices and contributions from the Phillips acquisition that closed in June 2005. Our average OCTG selling prices increased 39.6% from the third quarter of 2004 to the third quarter of 2005. Well site services revenues increased $62.1 million, or 78.2%, to $141.5 million during the current quarter compared to $79.4 million during the quarter ended September 30, 2004. Our drilling revenues increased $11.2 million, or 87.5%, because of contributions from the Elenburg acquisition which added 7 rigs in February 2005, higher dayrates earned and additional newly built rigs added to the fleet. In our workover operations, activity in all areas of our operations, especially in the U.S. Gulf and Venezuela, were higher in 2005 than 2004 resulting in a $2.2 million increase in revenues. The rental tools business generated revenues in the third quarter of 2005 of $40.0 million, which were $23.8 million, or 146.9%, higher than the third quarter of 2004 due to the acquisition of Stinger, capital expenditures made since last year, improving U.S. drilling activity and price increases. The Stinger acquisition was responsible for $20.6 million of the $23.8 million increase in revenues generated from the Company’s rental tools business line. Accommodations revenues in the third quarter of 2005 were $24.9 million, or 58.9%, higher than accommodations revenues reported in the third quarter of 2004 primarily because of increased activity in support of the oil sands region of Canada.
          Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $31.9 million, or 59.1%, from $54.0 million in the quarter ended September 30, 2004 to $85.9 million in the quarter ended September 30, 2005. Overall margins as a percentage of revenue remained relatively constant at 21.5% of revenues in the third quarter of 2004 compared to 21.8% in the third quarter of 2005.
          Total gross margins at offshore products were $14.3 million in the third quarter of 2005 compared to $10.7 million in the same period of the prior year representing an increase of 33.6%. Offshore products gross margin percentage improved from 19.4% in the third quarter of 2004 to 22.2% in the third quarter of this year due to higher activity which resulted in greater overhead absorption, cost savings and efficiencies resulting from manufacturing facility consolidations that occurred in 2004 and that have benefited 2005 and the absence of a $1.0 million warranty charge recorded in the third quarter of 2004.
          Tubular services gross margins increased by $6.4 million, or 38.1%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 as a result of OCTG price increases and increased U.S. oil and gas drilling activity which strengthened demand for our tubular products and services. Our tubular services segment gross margin as a percent of revenues decreased to 12.3% in the third quarter of 2005 when compared to 14.4% in the third quarter of 2004 because of less frequent and smaller OCTG price increases in the third quarter of 2005 than in the same period in 2004 and because of a higher mix of lower margin carbon grade OCTG products sold in the third quarter of 2005. Our acquisition of Phillips increased our participation in the carbon grade OCTG market segment.
          Well site services gross margins increased by $21.9 million, or 82.6%, during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Drilling gross margins in the third quarter of 2005 totaled $9.3 million compared to $4.6 million in the third quarter of 2004, an increase of $4.7 million, or 102.2%. The drilling gross margin percentage improved to 38.8% of revenues in the third quarter of 2005 from 35.9% of revenues in the third quarter of 2004 due primarily to higher dayrates in 2005 and higher costs in the prior year due to several problem jobs. Rental tools gross margins totaled $19.6 million in the third quarter of 2005 compared to $7.2 million in the third quarter of 2004, an increase of $12.4 million, or 172.2%. Rental tools gross margin percentage increased from 44.4% for the third quarter of 2004 to 49.0% in the third quarter of 2005. The improvement in gross margins resulted from the positive impact of the Stinger acquisition which generated $11.7 million of the $12.4 million increase in rental tools gross margins. Workover gross margins improved to $3.1 million in the three months ended September 30, 2005 compared to $1.8 million in the three months ended September 30, 2004, an improvement of $1.3 million, or 72.2%. The workover gross margin percentage increased to 30.1% of revenues in the third quarter of 2005 compared to 22.2% in the third quarter of 2004 due to a greater mix of activity involving lower cost workover activity and slightly higher dayrates. Accommodations gross margins in the third quarter of 2005 totaled $16.4 million compared to $12.9 million in the third quarter of 2004, an increase of $3.5 million, or 27.1%. The gross margin percentage declined to 24.4% in the third quarter of 2005 compared to a 30.5% gross margin percentage for the third quarter of 2004 due to the higher relative mix of lower margin manufacturing revenues.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $5.9 million, or 36.0% in the third quarter of 2005 compared to the same period in 2004. During the three months ended September 30, 2005, SG&A totaled $22.4 million, or 5.7% of revenues, compared to SG&A of $16.5 million, or 6.6% of revenues, for the three months ended September 30, 2004. Increased SG&A expense associated with acquisitions completed since the third quarter of 2004, ad valorem taxes for increased levels of OCTG inventory, increased incentive compensation accruals, and higher professional fees associated with Sarbanes-Oxley compliance were the primary factors causing increased SG&A in 2005 compared to 2004.
          Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 33.8%, in the third quarter 2005 compared to the third quarter 2004 due primarily to acquisitions of businesses and capital expenditures made in the past year.
          Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating (income) expense. Our operating income increased $23.4 million, or 83.9%, to $51.3 million for the three months ended September 30, 2005 from $27.9 million for the three months ended September 30, 2004. Offshore products operating income increased $3.2 million, tubular services operating income increased $5.7 million and well site services operating income increased $15.4 million. These increases were partially offset by higher corporate costs of $0.9 million.
          Interest Expense. Interest expense increased $1.9 million, or 93.5%, for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Interest expense increased due to higher debt levels resulting from acquisitions completed since the third quarter of 2004 and capital expenditures, combined with higher interest rates.
          Income Tax Expense. Income tax expense totaled $17.7 million, or 36.9% of pretax income, during the quarter ended September 30, 2005 compared to $11.0 million, or 41.4% of pretax income, during the quarter ended September 30, 2004. Our effective tax rate was higher in the third quarter of 2004 because of a change in the estimated 2004 annual effective tax rate during that quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Matters” discussion below.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
          Revenues. Total revenues increased $406.7 million, or 60.0%, to $1,084.6 million during the nine months ended September 30, 2005 compared to revenues of $677.9 million during the nine months ended September 30, 2004. Offshore products revenues increased $48.6 million, or 33.3%, due to higher activity levels supporting offshore production facility construction. Tubular services revenues and tons shipped increased $210.5 million, or 74.3%, and 44,600 tons, or 18.4%, respectively, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increased industry demand, higher OCTG prices, the Hunting acquisition completed in May 2004 and the Phillips acquisition that closed in June 2005. Our average OCTG selling prices increased 47.1% from the first nine months of 2004 to the first nine months of 2005. Well Site services revenues increased $147.6 million, or 59.4%, to $396.0 million during the first nine months of 2005 compared to $248.4 million during the first nine months of 2004. Our drilling revenues increased $26.1 million, or 75.7%, because of contributions from the Elenburg acquisition, which added 7 rigs in February 2005, higher dayrates earned and additional rigs added to the fleet. The Elenburg acquisition was responsible for $16.6 million of the $26.1 million increase in revenues generated from the Company’s drilling operations. Our hydraulic workover revenues increased by $4.0 million, or 15.6%, in the first nine months of 2005 compared to the same period in 2004 because of higher activity in all of our operating areas, especially the U.S. Gulf and Venezuela. Rental tools generated revenues in the nine months ended September 30, 2005 of $90.3 million, which were $41.6 million, or 85.4%, higher than the nine months ended September 30, 2004 due to the acquisition of Stinger, capital expenditures made since last year, improving U.S. drilling activity and modest price increases. The Stinger acquisition accounted for $31.6 million of the $41.6 million revenue increase generated by the Company’s rental tools business line. Accommodations revenues in the nine months ended September 30, 2005 were $215.4 million, an increase of $75.9 million, or 54.4%, over the accommodations revenues reported in the nine months ended September 30, 2004 primarily because of increased activity in support of the oil sands region of Canada.

          Gross Margin. Our gross margins, which we calculate before a deduction for depreciation expense, increased $87.8 million, or 61.4%, from $143.1 million in the nine months ended September 30, 2004 to $230.9 million in the nine months ended September 30, 2005. Our overall gross margin as a percent of revenues was 21.3% in the first nine months of 2005 compared to 21.1% in the first nine months of 2004. Gross margin percentages increased in all businesses except accommodations where a greater percentage of revenues was generated by manufacturing activities which generally earn a lower margin than accommodations rental and service activities.
          Total gross margins at offshore products were $42.6 million in the first nine months of 2005 compared to $27.8 million in the same period of the prior year, representing an increase of 53.2%. Offshore products gross margin percentage improved from 19.0% in the first nine months of 2004 to 21.9% in the first nine months of 2005 due to higher activity, which resulted in greater overhead absorption, cost savings and efficiencies resulting from manufacturing facility consolidations that occurred in 2004 and that have benefited 2005 and the absence of a $1.0 million warranty charge recorded in the third quarter of 2004.
          Tubular services gross margins increased $26.8 million, or 75.1%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as a result of price increases and increased oil and gas drilling activity which strengthened demand for our tubular products and services. Our tubular services segment gross margin as a percent of revenues remained relatively constant at 12.6% in the first nine months of 2004 compared to 12.7% in the first nine months of 2005.
          Well Site services gross margins increased by $46.2 million, or 58.0%, during the first nine months of 2005 compared to the first nine months of 2004. Drilling gross margins in the nine months ended September 30, 2005 totaled $21.4 million compared to $11.0 million in the nine months ended September 30, 2004, an increase of $10.4 million, or 94.5%. Of the $10.4 million increase in drilling gross margins, $6.0 million was generated by the Elenburg acquisition. Our drilling services gross margin percentage improved to 35.3% of revenues in the first nine months of 2005 from 31.9% of revenues in the first nine months of 2004 due primarily to higher dayrates. Workover gross margins improved by $2.2 million, or 34.9%, in the first nine months of 2005 compared to the same period of the prior year because of higher activity in the U.S. Gulf and Venezuela. The workover gross margin percentage increased to 28.6% of revenues in the first nine months of 2005 compared to 24.5% in the first nine months of 2004 due primarily to higher utilization. Rental tools gross margins totaled $44.0 million in the nine months ended September 30, 2005 compared to $21.5 million in the nine months ended September 30, 2004, an increase of $22.5 million, or 104.7%. Rental tools gross margin percentage increased from 44.1% for the first nine months of 2004 to 48.7% in the first nine months of 2005. The improvement resulted from higher utilization of tools, modestly higher rental rates and the positive impact of the Stinger acquisition. Of the $22.5 million increase in rental tools gross margins, $17.4 million was generated by Stinger since its acquisition in May of 2005. Accommodations gross margins in the nine months ended September 30, 2005 totaled $51.9 million compared to $40.8 million in the nine months ended September 30, 2004, an increase of $11.1 million, or 27.2%. The gross margin percentage declined to 24.1% in the first nine months of 2005 compared to the 29.2% gross margin percentage for the first nine months of 2004 due to a higher relative mix of lower margin manufacturing revenues.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $15.1 million, or 32.1%, in the first nine months of 2005 compared to the same period in 2004. During the nine months ended September 30, 2005, SG&A totaled $62.2 million, or 5.7% of revenues, compared to SG&A of $47.1 million, or 6.9% of revenues, for the nine months ended September 30, 2004. Increased SG&A expense associated with acquisitions completed since September 2004, higher ad valorem taxes for increased levels of OCTG inventory, increased incentive compensation accruals, and higher professional fees associated with Sarbanes-Oxley compliance were the primary factors causing the increased SG&A in 2005 compared to 2004.
          Depreciation and Amortization. Depreciation and amortization expense increased $7.2 million, or 27.3%, in the first nine months of 2005 compared to the first nine months of 2004 due primarily to acquisitions of businesses and capital expenditures made in the past year.
          Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating (income) expense. Our operating income increased $66.8 million, or 97.2%, to $135.5 million for the nine months ended September 30,

2005 from $68.7 million for the nine months ended September 30, 2004. Offshore products operating income increased $11.9 million, tubular services operating income increased $24.6 million and well site services operating income increased $33.4 million. These increases were partially offset by higher corporate costs of $3.1 million.
          Interest Expense. Interest expense increased $3.9 million, or 70.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Interest expense increased due to higher debt levels resulting from acquisitions completed since September 30, 2004 and capital expenditures, combined with higher interest rates.
          Income Tax Expense. Income tax expense totaled $47.0 million, or 36.9% of pretax income, during the nine months ended September 30, 2005 compared to $20.5 million, or 31.9% of pretax income, during the nine months ended September 30, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tax Matters” discussion below.
          Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding and upgrading our manufacturing facilities and equipment, increasing and replacing our drilling rig, rental tool and workover assets, and our accommodation units, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and, more recently, proceeds from our convertible bond offering.
     Cash totaling $0.3 million was provided by operations during the nine months ended September 30, 2005 compared to cash totaling $64.8 million provided by operations in the nine months ended September 30, 2004. During the first nine months of 2005, $119.5 million was used to fund working capital. Significantly increased working capital was invested in tubular services inventory due to increased volumes and prices paid. Additionally, trade receivables increased as a result of higher revenues and temporary disruptions of collections caused by U.S. Gulf hurricane activity in the third quarter.
     Cash was used in investing activities during the nine months ended September 30, 2005 and 2004 in the amount of $194.5 million and $114.6 million, respectively. Capital expenditures totaled $49.4 million and $38.1 million during the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment. In addition, we completed various acquisitions totaling $146.6 million and $79.5 million net of cash acquired, during the first nine months of 2005 and 2004, respectively.
     On February 1, 2005, the Company completed the acquisition of Elenburg Exploration Company, Inc. (Elenburg), a Wyoming based land drilling company for cash consideration of $21.3 million, including transaction costs, plus a note payable to the former owners of $0.8 million. Elenburg owned and operated 7 rigs which provide shallow land drilling services in Montana, Wyoming, Colorado, and Utah.
     Effective May 1, 2005 the Company acquired Stinger Wellhead Protection, Inc., certain affiliated companies and related intellectual property, (collectively, Stinger) for cash consideration of $78.0 million, net of cash acquired and including transaction costs, plus a note payable to the former owners of $5.0 million. Stinger provides wellhead isolation equipment and services through its 23 locations in the United States and Canada. Stinger’s patented equipment is utilized during pressure pumping operations and isolates the customers’ blow-out preventers or wellheads from the pressure and abrasion experienced during the fracturing process of an oil or gas well. In June 2005, the Company completed the acquisition of Stinger’s international operations for additional cash consideration of $6.2 million, net of cash acquired and including transaction costs. The Stinger international operations are conducted primarily in Central and South America. The Stinger acquisition expanded the Company’s rental tool and services capabilities, especially in the pressure pumping market.
     On June 2, 2005, the Company purchased Phillips Casing and Tubing, L.P. (Phillips) for cash consideration of $31.1 million, net of cash acquired and including transaction costs. Phillips distributes oil country tubular goods

(OCTG), primarily carbon ERW (electronic resistance welded) pipe, from its facilities in Midland and Godley, Texas.
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
     We currently expect to spend a total of approximately $88.0 million for capital expenditures during 2005, including an expected $38.6 million in the fourth quarter, for maintenance and upgrade of our equipment and facilities and also to expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $194.9 million was provided by financing activities during the nine months ended September 30, 2005, primarily as a result of revolving credit borrowings and the issuance of $175 million aggregate principal amount of 2 3/8% contingent convertible senior notes due in 2025 (2 3/8% notes) in the second and third quarters of 2005. Net proceeds from the 2 3/8% notes were utilized to repurchase $30 million of the Company’s common stock, which was classified as treasury stock at September 30, 2005, to repay an outstanding bridge loan of $25 million and to repay indebtedness of $114.5 million under our revolving credit facility. During the first quarter of 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock, par value $.01 per share, over a two year period. Through September 30, 2005, a total of $30 million of the Company’s stock, acquired with a portion of the proceeds from the issuance of the 2 3/8% notes, has been repurchased under this program. No shares of the Company’s stock were repurchased during the three months ended September 30, 2005 and a total of up to $20 million remains available under the program.
     Our primary bank credit facility (the Credit Facility), which matures in January 2010, provides for $325 million of revolving credit. The credit agreement, which governs our Credit Facility (the Credit Agreement), contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on the Company’s leverage ratio, on the unused commitments under the Credit Agreement. During the first nine months of 2005, our applicable margin over LIBOR ranged from 1% to 2% and it was 1.25% as of September 30, 2005. Our weighted average interest rate paid under the Credit Agreement was 4.7% during the three months ended September 30, 2005 and 4.4% for the nine months ended September 30, 2005.
     As of September 30, 2005, we had $223.3 million outstanding under the Credit Facility and an additional $11.3 million of outstanding letters of credit, leaving $90.4 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.6 million. We had no borrowings outstanding under these other facilities as of September 30, 2005. Our total debt represented 40.8% of our total capitalization at September 30, 2005.
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
     The Company’s income tax provision for the three months ended September 30, 2005 totaled $17.7 million, or 36.9% of pretax income, compared to $11.0 million, or 41.4% of pretax income, for the three months ended September 30, 2004. The Company’s income tax provision for the nine months ended September 30, 2005 totaled $47.0 million, or 36.9%, of pretax income compared to $20.5 million, or 31.9%, of pretax income for the nine months ended September 30, 2004. Our effective tax rate was lower in the first nine months of 2004 as a result of the recognition of a $5.4 million income tax benefit related to the partial reversal of the valuation allowance applied against NOLs which were recorded as of the prior year end.
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
     Alternative phase-in methods are allowed under Statement No. 123R, which is effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123R on our consolidated condensed financial statements. We will adopt SFAS No. 123R on January 1, 2006.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of September 30, 2005, we had floating rate obligations totaling approximately $223.3 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2005 levels, our consolidated interest expense would increase by a total of approximately $2.2 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. We have hedged U.S. dollar balances and cash flows totaling $5.5 million in our U.K. subsidiary in the fourth quarter of 2005 through the first quarter of 2006. Results of operations have not been materially affected by foreign currency hedging activity.

ITEM 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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
     On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of its subsidiaries to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. The Company and independent counsel retained by the Company’s audit committee conducted separate investigations consisting of interviews and an examination of the facts and circumstances in this matter. The Company voluntarily reported the results of its investigation to the Securities and Exchange Commission (the “SEC”) and has fully cooperated with additional requests for information from the SEC. The Company understands that the SEC has recently completed its informal investigation of this matter. On October 31, 2005, the Company’s counsel received a “Wells Notice” from the staff of the SEC indicating that the staff has made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The alleged violations related to this over billings matter. A “Wells Notice” is not a formal allegation or proof of wrongdoing. Recipients of “Wells Notices” have the opportunity to respond to the SEC staff before the staff makes a formal recommendation on whether any action should be brought by the SEC. The Company is engaged in discussions with the staff of the SEC regarding the “Wells Notice” and is currently evaluating its planned response to this matter.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

OIL STATES INTERNATIONAL, INC.

Date: November 3, 2005	By	/s/ CINDY B. TAYLOR

Cindy B. Taylor
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: November 3, 2005	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton
Vice President — Finance and Accounting and
Secretary (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.		Description
31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

***	Furnished herewith.