Form 10-Q
period 2006-06-30
OIL STATES INTERNATIONAL, INC
filed 2006-08-03
CIK 1121484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-16337
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
YES ☑          NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 2b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☑
The Registrant had 49,790,689 shares of common stock outstanding and 1,288,903 shares of treasury stock as of July 21, 2006.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenues	$463,359	$358,469	$959,590	$690,415

Costs and expenses:
Cost of sales	353,686	284,711	731,919	545,364
Selling, general and administrative expenses	26,753	20,660	52,197	39,725
Depreciation and amortization expense	12,995	11,215	25,881	21,443
Other operating expense (income)	(78)	(93)	387	(307)

	393,356	316,493	810,384	606,225

Operating income	70,003	41,976	149,206	84,190

Interest expense	(4,938)	(3,144)	(9,734)	(5,457)
Interest income	683	106	956	236
Equity in earnings of unconsolidated affiliates	1,303	189	1,987	334
Sale of workover services business	(244)	—	11,250	—
Other income (loss)	(1)	257	245	158

Income before income taxes	66,806	39,384	153,910	79,461
Income tax expense	(21,501)	(14,533)	(55,689)	(29,321)

Net income	$45,305	$24,851	$98,221	$50,140

Net income per share:
Basic	$0.91	$0.50	$1.99	$1.01
Diluted	$0.88	$0.49	$1.92	$0.99

Weighted average number of common shares outstanding:
Basic	49,598	49,651	49,403	49,644
Diluted	51,230	50,593	51,126	50,561
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$14,141	$15,298
Accounts receivable, net	304,929	274,070
Inventories, net	378,227	360,926
Prepaid expenses and other current assets	13,357	13,450

Total current assets	710,654	663,744

Property, plant, and equipment, net	328,216	310,452
Goodwill, net	333,611	339,703
Investments in unconsolidated affiliates	33,253	2,265
Other non-current assets	58,199	26,708

Total assets	$1,463,933	$1,342,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$199,363	$214,504
Income taxes	7,408	7,023
Current portion of long-term debt	5,554	3,901
Deferred revenue	47,173	34,046
Other current liabilities	3,693	3,223

Total current liabilities	263,191	262,697

Long-term debt	390,374	402,109
Deferred income taxes	36,996	35,259
Other liabilities	15,701	8,823

Total liabilities	706,262	708,888

Stockholders’ equity:
Common stock	511	504
Additional paid-in capital	367,751	350,667
Retained earnings	388,214	289,993
Accumulated other comprehensive income	34,798	23,137
Treasury stock	(33,603)	(30,317)

Total stockholders’ equity	757,671	633,984

Total liabilities and stockholders’ equity	$1,463,933	$1,342,872

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2006	2005
Cash flows from operating activities:

Net income	$98,221	$50,140

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,881	21,443
Deferred income tax provision	1,071	1,815
Excess tax benefits from share-based payment arrangements	(4,792)	2,307
Non-cash gain on sale of workover services business	(11,250)	—
Non-cash compensation charge	4,206	166
Other, net	(753)	437
Changes in working capital	(50,762)	(34,017)

Net cash flows provided by operating activities	61,822	42,291

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(99)	(145,802)
Cash balances of workover services business sold	(4,366)	—
Capital expenditures	(56,999)	(33,867)
Proceeds from sale of equipment	1,567	1,088
Other, net	(530)	(646)

Net cash flows used in investing activities	(60,427)	(179,227)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	(10,615)	48,933
Contingent convertible notes issued	—	125,000
Bridge loan and other borrowings	—	25,000
Debt repayments	(2,184)	(25,253)
Issuance of common stock	7,823	4,596
Payment of financing costs	—	(4,491)
Purchase of treasury stock	(3,044)	(30,000)
Excess tax benefits from share-based payment arrangements	4,792	—
Other, net	(193)	4

Net cash flows provided (used) by financing activities	(3,421)	143,789

Effect of exchange rate changes on cash	950	(797)

Net increase (decrease) in cash and cash equivalents from continuing operations	(1,076)	6,056
Net cash used in discontinued operations — operating activities	(81)	(436)
Cash and cash equivalents, beginning of period	15,298	19,740

Cash and cash equivalents, end of period	$14,141	$25,360

Non cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction, net of unrecognized gain of $9.4 million (See Note 11)	$50,105	$—

Non-cash financing activities:
Borrowings for acquisitions	$—	$6,553
The accompanying notes are an integral part of these
consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Oil States International, Inc. and its wholly-owned subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated condensed financial statements.
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2005.
2. RECENT ACCOUNTING PRONOUNCEMENT
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN #48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
Accounts receivable, net:
Trade	$249,811	$236,936
Unbilled revenue	55,248	36,789
Other	1,680	2,514
Allowance for doubtful accounts	(1,810)	(2,169)

	$304,929	$274,070

	JUNE 30,	DECEMBER 31,
	2006	2005
Inventories, net:
Tubular goods	$269,803	$274,232
Other finished goods and purchased products	47,628	35,716
Work in process	35,324	30,288
Raw materials	31,530	26,412

Total inventories	384,285	366,648
Inventory reserves	(6,058)	(5,722)

	$378,227	$360,926

	ESTIMATED	JUNE 30,	DECEMBER 31,
	USEFUL LIFE	2006	2005
Property, plant and equipment, net:
Land		$9,510	$9,576
Buildings and leasehold improvements	5-40 years	65,231	60,049
Machinery and equipment	2-20 years	285,561	292,713
Rental tools	2-10 years	58,738	72,327
Office furniture and equipment	1-15 years	16,722	16,231
Vehicles	2-10 years	27,757	26,035
Construction in progress		38,280	22,283

Total property, plant and equipment		501,799	499,214
Less: Accumulated depreciation		(173,583)	(188,762)

		$328,216	$310,452

	JUNE 30,	DECEMBER 31,
	2006	2005
Accounts payable and accrued liabilities:
Trade accounts payable	$155,082	$168,445
Accrued compensation	17,386	22,529
Accrued insurance	5,669	4,820
Accrued taxes, other than income taxes	6,688	4,354
Reserves related to discontinued operations	3,446	3,527
Other	11,092	10,829

	$199,363	$214,504

4. EARNINGS PER SHARE (EPS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)

Basic earnings per share:
Net income	$45,305	$24,851	$98,221	$50,140

Weighted average number of shares outstanding	49,598	49,651	49,403	49,644

Basic earnings per share	$0.91	$0.50	$1.99	$1.01

Diluted earnings per share:
Net income	$45,305	$24,851	$98,221	$50,140

Weighted average number of shares outstanding	49,598	49,651	49,403	49,644
Effect of dilutive securities:
Options on common stock	857	862	943	856
2 3/8% Contingent Convertible Notes	721	—	723	—
Restricted stock awards and other	54	80	57	61

Total shares and dilutive securities	51,230	50,593	51,126	50,561

Diluted earnings per share	$0.88	$0.49	$1.92	$0.99

5. ACQUISITIONS AND GOODWILL
     On February 1, 2005, the Company completed the acquisition of Elenburg Exploration Company, Inc. (Elenburg), a Wyoming based land drilling company for total consideration of $22.1 million, including transaction costs and a note payable to the former owners of $0.8 million. At the date of acquisition, Elenburg owned and operated seven rigs that provided shallow land drilling services in Montana, Wyoming, Colorado, and Utah. The Elenburg acquisition allowed the Company to expand its drilling business into different geographic areas. The operations of Elenburg have been included in the drilling services business within the well site services segment.
     Effective May 1, 2005 and June 1, 2005, the Company acquired Stinger Wellhead Protection, Inc., certain affiliated companies and related intellectual property, (collectively, Stinger) for total consideration of $96.1 million, including transaction costs and a note payable to the former owners of $5.0 million. Stinger provides wellhead isolation equipment and services through its 30 locations in the United States, Canada, Central and South America. Stinger’s patented equipment is utilized during pressure pumping operations and isolates the customers’ blow-out preventers or wellheads from the pressure and abrasion experienced during the fracturing process of an oil or gas well. The Stinger acquisition expanded the Company’s rental tool and services capabilities, especially in the pressure pumping market. The operations of Stinger have been included in the rental tools business within the well site services segment.
     On June 2, 2005, the Company purchased Phillips Casing and Tubing, L.P. (Phillips) for total consideration of $31.2 million, including transaction costs. Phillips distributes oil country tubular goods (OCTG), primarily carbon ERW (electronic resistance welded) pipe, from its facilities in Midland and Godley, Texas. The operations of Phillips have been combined within the tubular services segment.
     On June 6, 2005, the Company acquired Noble Structures, Inc. (Noble) for total consideration of $8.7 million, including transaction costs and a note payable of $0.8 million. The acquisition expanded the Company’s accommodation manufacturing capabilities in Canada in order to meet increased demand for remote site facilities, principally in the oil sands region. The operations of Noble have been combined with our accommodations business within the well site services segment.
     Changes in the carrying amount of goodwill for the six month period ended June 30, 2006 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency		Balance as of
	January 1,	and	translation and		June 30,
	2006	adjustments	other changes		2006
Offshore Products	$74,922	$—	$430		$75,352
Tubular Services	62,015	437	—		62,452
Wellsite Services	202,766	218	(7,177	) (1)	195,807

Total	$339,703	$655	$(6,747)		$333,611

(1)	Effective March 1, 2006, the Company sold its workover services business – See Note 11. A total of $9,340 of goodwill was associated with the workover services business sold.

6. DEBT
     As of June 30, 2006 and December 31, 2005, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $280 million and with an average interest rate of 6.2% for the six month period ended June 30, 2006	$172,100	$179,600
Canadian revolving credit facility, with available commitments up to $45 million and with an average interest rate of 5.2% for the six month period ended June 30, 2006	42,152	42,885
2 3/8% contingent convertible senior notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2007	5,323	7,493
Capital lease obligations and other notes payable in monthly installments of principal and interest at various interest rates	1,353	1,032

Total debt	395,928	406,010
Less: current maturities	(5,554)	(3,901)

Total long-term debt	$390,374	$402,109

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and six month periods ended June 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$45,305	$24,851	$98,221	$50,140
Other comprehensive income:
Cumulative translation adjustment	11,596	(3,514)	11,621	(4,535)
Foreign currency hedge	—	(84)	41	(61)

Total comprehensive income	$56,901	$21,253	$109,883	$45,544

Shares of common stock outstanding — January 1, 2006	49,179,258

Shares issued upon exercise of stock options and vesting of stock awards	706,776
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(4,470)
Repurchase of shares — held in treasury	(91,000)

Shares of common stock outstanding — June 30, 2006	49,790,564

8. STOCK BASED COMPENSATION
     We adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. We adopted SFAS 123R using the modified prospective transition method, which is explained below.
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

     The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires us to make several assumptions, including risk-free interest rate, dividend yield, volatity and expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options awarded in 2006 was based on a formula considering the vesting period and term of the options awarded as permitted by U.S. Securities and Exchange Commission regulations.
     The table below summarizes stock option activity pursuant to our plans for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (Years)	(Thousands)
Outstanding at beginning of period	2,694,061	$13.65
Granted	515,000	$35.17
Exercised	(672,583)	$11.63
Cancelled	(52,500)	$16.15

Outstanding at end of period	2,483,978	$18.61	5.2	$39,383

Exercisable at end of period	1,151,796	$12.17	5.3	$25,465

     During the first six months of 2006, we issued stock options for 515,000 shares of our common stock with a weighted average exercise price of $35.17 per share. The exercise price is the closing price of our common stock on the date of grant. The options vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant and have a term of six years. The weighted-average fair value of options granted during the first six months of 2006 was determined to be $12.89 per option based on the following weighted average assumptions:

Risk-free interest rate	4.5%
Dividend yield	0%
Expected market price volatility of our common stock	37%
Expected life of options (in years)	4.25
     The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $10.1 million and $17.2 million, respectively. Cash received from option exercises during the three and six months ended June 30, 2006 totaled $4.5 million and $7.8 million, respectively.
     The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at June 30, 2006:

Options Outstanding
		Weighted
Range of		Average Remaining	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price
$6.27 — $10.51	408,448	5.1	$8.37
$11.49	421,587	6.7	$11.49
$11.65 — $13.00	70,000	6.5	$12.28
$13.70	462,625	3.7	$13.70
$14.31 — $15.36	55,000	6.4	$14.45
$21.08 — $42.88	1,066,318	5.2	$28.11

	2,483,978

Options Exercisable
Range of		Weighted Average
Exercise Prices	Exercisable	Exercise Price
$6.27 — $10.51	405,011	$8.35
$11.49	300,525	$11.49
$11.65 — $13.00	58,750	$12.23
$13.70	205,875	$13.70
$14.31 — $15.36	28,750	$14.40
$21.08 — $42.88	152,885	$21.13

	1,151,796

     During the first six months of 2006, we granted restricted stock awards totaling 112,587 shares valued at a total of $3.9 million. A total of 24,250 of these awards vest in four equal annual installments, 60,200 of these awards vest in two equal annual installments and the remaining 28,137 awards vest after one year.
     Impact of Adoption of SFAS 123R. Stock based compensation pre-tax expense recognized under SFAS 123R in the three and six months ended June 30, 2006 totaled $2.5 million and $4.2 million, or $0.03 and $0.05 per basic and diluted share, respectively. For the three and six months ended June 30, 2005, our stock compensation expense related primarily to restricted stock awards and totaled $130,000 and $166,000, respectively. At June 30, 2006, $13.7 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
     The following table illustrates the pro forma effect on net income and income per share for the three and six months ended June 30, 2005 had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands except per share amounts):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$24,851	$50,140
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(647)	(1,247)

Pro forma net income	$24,204	$48,893

Net income per share as reported:
Basic	$0.50	$1.01
Diluted	$0.49	$0.99
Pro Forma net income per share as if fair value method had been applied to all awards:
Basic	$0.49	$0.98
Diluted	$0.48	$0.97
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
9. INCOME TAXES
     The Company’s income tax provision for the three months ended June 30, 2006 totaled $21.5 million, or 32.2%, of pretax income compared to $14.5 million, or 36.9% of pretax income, for the three months ended June 30, 2005. The effective rate was lower in the quarter ended June 30, 2006 principally because of statutory tax law changes in Canada. The cumulative impact of these statutory rate changes totaled $2.3 million, or 3.5% of second quarter 2006 pretax income.

     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $210.0 million of undistributed earnings of certain non-United States subsidiaries assumed to be indefinitely invested outside the United States. Should the Company decide to repatriate such foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
10. SEGMENT AND RELATED INFORMATION
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified the following reportable segments: offshore products, tubular services, and well site services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. The separate business lines within the well site services segment have been disclosed to provide additional detail for that segment. Results of our Canadian business related to the provision of work force accommodations, catering and logistics services are seasonal with significant activity occurring in the peak winter drilling season. We sold our workover services, business, effective March 1, 2006, in exchange for an equity interest in Boots & Coots International Well Control Inc. (AMEX:WEL) (Boots & Coots) and a note receivable – See Note 11.
     Financial information by industry segment for each of the three and six month periods ended June 30, 2006 and 2005 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Three months ended June 30, 2006
Well Site Services —
Accommodations	$75,015	$4,025	$15,581	$18,497	$304,391
Rental tools	46,777	4,152	14,193	5,763	259,106
Drilling services	32,205	1,826	13,517	4,006	88,136
Workover services (1)	—	—	147	—	51,381

Total Well Site Services	153,997	10,003	43,438	28,266	703,014
Offshore Products	93,675	2,692	15,186	1,800	337,656
Tubular Services	215,687	269	17,023	357	406,982
Corporate and Eliminations	—	31	(5,644)	33	16,281

Total	$463,359	$12,995	$70,003	$30,456	$1,463,933

Three months ended June 30, 2005
Well Site Services —
Accommodations	$64,990	$2,894	$6,232	$5,054	$214,439
Rental tools	31,229	3,274	8,349	4,893	229,560
Drilling services	19,739	1,413	4,528	4,129	71,089
Workover services	10,872	982	2,007	709	48,232

Total Well Site Services	126,830	8,563	21,116	14,785	563,320
Offshore Products	63,859	2,431	5,496	1,864	283,923
Tubular Services	167,780	210	18,123	62	318,050
Corporate and Eliminations	—	11	(2,759)	9	11,082

Total	$358,469	$11,215	$41,976	$16,720	$1,176,375

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Six months ended June 30, 2006
Well Site Services —
Accommodations	$179,604	$7,603	$40,940	$30,034	$304,391
Rental tools	96,365	8,233	31,010	11,305	259,106
Drilling services	60,223	3,504	25,298	10,338	88,136
Workover services (1)	8,544	650	2,011	263	51,381

Total Well Site Services	344,736	19,990	99,259	51,940	703,014
Offshore Products	171,946	5,300	25,251	4,360	337,656
Tubular Services	442,908	533	34,842	642	406,982
Corporate and Eliminations	—	58	(10,146)	57	16,281

Total	$959,590	$25,881	$149,206	$56,999	$1,463,933

Six months ended June 30, 2005
Well Site Services —
Accommodations	$148,183	$5,703	$23,324	$10,295	$214,439
Rental tools	50,286	5,930	11,611	9,364	229,560
Drilling services	36,594	2,615	8,701	7,595	71,089
Workover services	19,363	1,917	2,082	1,241	48,232

Total Well Site Services	254,426	16,165	45,718	28,495	563,320
Offshore Products	130,350	4,863	10,764	5,104	283,923
Tubular Services	305,639	382	33,268	134	318,050
Corporate and Eliminations	—	33	(5,560)	134	11,082

Total	$690,415	$21,443	$84,190	$33,867	$1,176,375

(1)	Subsequent to the March 1, 2006, effective date of the sale of our workover services business (See Note 11), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as workover services assets.
11. WORKOVER SERVICES BUSINESS TRANSACTION
     Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots in exchange for 26.5 million shares of Boots & Coots common stock valued at $1.45 per share at closing and senior subordinated promissory notes totaling $21.2 million.
     As a result of the closing of the transaction, we own 45.6% of Boots & Coots. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature four and one half years from the closing of the transaction. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement within 30 days for all of the Boots & Coots shares we received in the transaction and also allowing us certain “piggyback” registration rights for these shares. The transaction terms also allowed us to designate two additional members to Boots & Coots’ existing five-member Board of Directors and provided us the right to designate an additional board member should we choose.
     The transaction resulted in a non-cash pretax gain of $20.7 million of which $9.4 million has not been recognized in accordance with the guidance in Emerging Issues Task Force Issue No. 01-2 covering gain recognition involving non-cash transactions and retained equity interests. After the gain adjustment and income taxes, the transaction had a $5.9 million, or $0.12 per diluted share, impact on net income and earnings per share, respectively, in the first quarter of 2006. We account for our investment in Boots & Coots utilizing the equity method of accounting. Differences between Boots & Coots total book equity after the transaction, net to the Company’s interest, and the carrying value of our investment in Boots & Coots are principally attributable to the unrecognized gain on the sale of the workover services business and to goodwill.

12. COMMITMENTS AND CONTINGENCIES
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
     On February 18, 2005, we announced that we had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of our subsidiaries (the Subsidiary) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in our previously reported fourth quarter 2004 results. We and independent counsel retained by our Audit Committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. We voluntarily reported the results of our investigation to the Securities and Exchange Commission (the SEC) and fully cooperated with requests for information received from the SEC. On October 31, 2005, our counsel received a “Wells Notice” from the SEC staff indicating that it made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 (the “Act”) relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The Company reached a settlement agreement with the SEC on April 27, 2006. The Company consented to an Order by the SEC (Order), without admitting or denying the findings in the Order, that required the Company to cease and desist from committing or causing violations of the “books and records” and “internal control provisions” of the laws of the Securities and Exchange Act of 1934. The settlement did not require the Company to pay a monetary penalty.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 2, 2006 and Item 2 of this Form 10-Q, which follows. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing drilling rigs and construction of new drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales of tubular products and services depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of oil country tubular goods (OCTG) pricing. Historically, tubular services gross margin expands during periods of rising OCTG prices and contract during periods of decreasing OCTG prices. In our well site services business segment, we provide shallow land drilling services, work force accommodations, catering and logistics services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity primarily in the U.S. and Canada and to a lesser extent Central and South America. Our accommodations business is conducted primarily in Canada and its activity levels have historically been driven by oil and gas drilling and mining activities. However, we have seen increased demand in our work force accommodation business as a result of oil sands development activities in Northern Alberta, Canada. Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots International Well Control, Inc. (Amex: WEL) (Boots & Coots), and we now own a 45.6% equity interest in Boots & Coots. See Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services segments are highly correlated to changes in the drilling rig count in the United States and Canada. The table below sets forth a summary of North American drilling rig activity, as measured by Baker Hughes Incorporated, as of and for the periods indicated.

	Average Drilling Rig Count for
	Year Ended December 31,
	2005	2004	2003	2002	2001
U.S. Land	1,294	1,093	924	718	1,003
U.S. Offshore	89	97	108	113	153

Total U.S	1,383	1,190	1,032	831	1,156
Canada (1)	458	369	372	266	341

Total North America	1,841	1,559	1,404	1,097	1,497

	Average Rig Count for
	Six Months Ended June 30,
	2006	2005
U.S. Land	1,487	1,214
U.S. Offshore	89	97

Total U.S	1,576	1,311
Canada (1)	474	372

Total North America	2,050	1,683

(1)	Canadian rig counts typically increase during the peak winter drilling season.
     The average North American rig count for the six months ended June 30, 2006 increased by 367 rigs, or 21.8%, compared to the six months ended June 30, 2005. This overall increase in activity, while tempered somewhat by lower activity levels in the U.S. Gulf of Mexico, contributed to increased revenues in our tubular services and well site services segments. Our well site services segment results for the first half of 2006 also benefited from capital spending, which aggregated $96.4 million for that segment in the twelve months ended June 30, 2006, the acquisition of Elenburg Exploration Company on February 1, 2005 for total consideration of $22.1 million, the acquisition of Stinger Wellhead Protection, Inc. and certain affiliated companies and related intellectual property (collectively, Stinger) for total consideration of $96.1 million in May and June 2005 and the impact of increased activity levels and pricing gains in certain business lines. The Canadian rig count increased 27.4% in the first half of 2006 compared to the corresponding period in 2005. Our remote accommodations, catering and logistics services activities benefited from the Canadian rig count increase and from increased activities in the Northern Alberta oil sands area.
     Repair activity resulting from Hurricanes Katrina and Rita has continued to benefit our offshore products and U.S. Gulf accommodations businesses. Decreased rig counts in the U.S. Gulf, however, have negatively affected our tubular services segment and our rental tool business.
     During the first half of 2006, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first half of 2006, the Canadian dollar was worth $0.88 U.S. dollars compared to $0.81 in the first half of 2005, an increase of 8.6%.
     On June 2, 2005, we acquired all of the outstanding stock of Phillips Casing and Tubing, Inc. (Phillips) for total consideration of $31.2 million. This acquisition resulted in increased OCTG inventory and revenues from the date of acquisition. Our tubular services segment shipped approximately 243,500 tons of OCTG in the first half of 2006 compared to approximately 182,600 tons in the first half of 2005. Our tubular services segment benefited in the past six months from a 22.5% year-over-year increase in average U.S. land drilling activity. Our OCTG business is particularly leveraged to gas drilling in high pressure, tight formations given the higher volume and quality of tubulars used in the drilling and completion of such wells. OCTG prices have remained fairly constant during the first half of 2006 compared to the year 2005. Our tubular services gross margin has declined compared to historically high levels reached in 2005. Tubular services gross margin as a percent of revenues decreased to 9.3% in the first half of 2006 from a gross margin percent of 12.9% in the first half of 2005. This decrease is attributable to less frequent and smaller OCTG price increases in the past six months and to a higher mix of lower margin carbon grade OCTG products sold in response to increased land drilling activity. The lingering effects of the hurricanes on Gulf of Mexico drilling activity resulted in reduced demand for higher margin seamless alloy tubulars while strong land based drilling activity and the Phillips acquisition increased carbon grade sales.

     Our offshore products segment reported a much improved first half of 2006 compared to the first half of 2005 as a result of increased activity and greater fixed cost absorption. Our offshore products backlog totaled $280.6 million at June 30, 2006, $110.7 million at December 31, 2005 and $113.5 million at June 30, 2005. We believe that the deepwater offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While changes in backlog levels from one quarter to the next do not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the significant growth in our backlog, when compared to the year end 2005 level.
     Our income tax provision for the first half of 2006 totaled $55.7 million, or 36.2% of pretax income compared to $29.3 million, or 36.9% of pretax income, for the first half of 2005.
     Management believes that fundamental oil and gas supply and demand factors will continue to support a high level of drilling, completion and exploitation activity which should continue to positively impact the Company. We also believe that oil and gas producers will continue to explore for and develop oil and gas reserves at an active pace in spite of a decline in current U.S. domestic gas prices, which reflect excess storage compared to historical levels, given their longer term views of supply and demand fundamentals. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. However, there can be no assurance that these trends will continue and there is a risk that continued energy prices at current levels could negatively impact worldwide economic growth and, correspondingly, reduce the demand for energy causing oil and gas expenditures to decline which would adversely affect our business. In addition, particularly in our well site services segment, we must continue to monitor industry capacity additions in relationship to our own capital expenditures and expected returns, considering project risks and expected cash flows from such investments.

Results of Operations (in millions, except margin percentages)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenues
Well Site Services —
Accommodations	$75.0	$65.0	$179.6	$148.2
Rental tools	46.8	31.2	96.4	50.3
Drilling services	32.2	19.7	60.2	36.6
Workover services	—	10.9	8.5	19.3

Total Well Site Services	154.0	126.8	344.7	254.4
Offshore Products	93.7	63.9	172.0	130.4
Tubular Services	215.7	167.8	442.9	305.6

Total	$463.4	$358.5	$959.6	$690.4

Gross Margin
Well Site Services —
Accommodations	$24.5	$12.4	$57.8	$35.4
Rental tools	24.1	15.7	50.6	24.4
Drilling services	16.0	6.4	30.0	12.2
Workover services	—	3.8	3.2	5.4

Total Well Site Services	64.6	38.3	141.6	77.4
Offshore Products	25.0	14.2	44.9	28.3
Tubular Services	20.1	21.3	41.2	39.3

Total	$109.7	$73.8	$227.7	$145.0

Gross Margin as a Percent of Revenues
Well Site Services —
Accommodations	32.7%	19.1%	32.2%	23.9%
Rental tools	51.5%	50.3%	52.5%	48.5%
Drilling services	49.7%	32.5%	49.8%	33.3%
Workover services	—	34.9%	37.6%	28.0%
Total Well Site Services	41.9%	30.2%	41.1%	30.4%
Offshore Products	26.7%	22.2%	26.1%	21.7%
Tubular Services	9.3%	12.7%	9.3%	12.9%
Total	23.7%	20.6%	23.7%	21.0%

Operating Income (Loss)
Well Site Services —
Accommodations	$15.6	$6.2	$40.9	$23.3
Rental tools	14.2	8.4	31.0	11.6
Drilling services	13.5	4.5	25.3	8.7
Workover services	0.1	2.0	2.0	2.1

Total Well Site Services	43.4	21.1	99.2	45.7
Offshore Products	15.2	5.5	25.3	10.8
Tubular Services	17.0	18.1	34.8	33.3
Corporate / Other	(5.6)	(2.7)	(10.1)	(5.6)

Total	$70.0	$42.0	$149.2	$84.2

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
     Revenues. Total revenues increased $104.9 million, or 29.3%, to $463.4 million during the current quarter compared to revenues of $358.5 million during the quarter ended June 30, 2005. Offshore products revenues increased $29.8 million, or 46.6%, due to higher activity levels supporting offshore drilling rig and vessel construction and upgrades. Tubular services revenues and tons shipped increased $47.9 million, or 28.6%, and approximately 16,200 tons, or 16.1%, respectively, in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 due to increased industry demand, higher OCTG prices and contributions from the Phillips acquisition that closed in June 2005. Our average OCTG selling prices increased 10.7% from the second quarter of 2005 to the second quarter of 2006. Well site services revenues increased $27.2 million, or 21.5%, to $154.0 million during the current quarter compared to $126.8 million during the quarter ended June 30, 2005. Our drilling services revenues increased $12.5 million, or 63.5%, because of contributions from the Elenburg acquisition which added seven rigs in February 2005, higher dayrates earned and three newly built rigs added to the fleet since June 15, 2005. Our workover services operations were sold effective March 1, 2006 (See Note 11). Workover services revenues were $10.9 million during the quarter ended June 30, 2005. The rental tools business generated revenues in the second quarter of 2006 of $46.8 million, which were $15.6 million, or 50.0%, higher than the second quarter of 2005 due to the acquisition of Stinger, capital expenditures made since last year, improving U.S. drilling, completion and workover activity and price increases. Accommodations revenues in the second quarter of 2006 were $10.0 million, or 15.4%, higher than those reported in the second quarter of 2005 primarily because of increased drilling activity compared to the same period in the previous year, increased activity in support of the oil sands region of Canada and higher standby and guarantee fee revenues ($3.8 million, or $0.05 per diluted share) realized in the second quarter of 2006.
     Gross Margin. Our gross margin, which we calculate before a deduction for depreciation expense, increased $35.9 million, or 48.6%, from $73.8 million in the quarter ended June 30, 2005 to $109.7 million in the quarter ended June 30, 2006. Overall gross margin as a percentage of revenues improved from 20.6% for the second quarter of 2005 to 23.7% of revenues in the second quarter of 2006 due to improving gross margins in all of our well site services businesses and our offshore products segment partially offset by a decline in tubular services gross margin.
     Total gross margin at offshore products was $25.0 million in the second quarter of 2006 compared to $14.2 million in the same period of the prior year representing an increase of 76.1%. Offshore products gross margin percentage improved from 22.2% in the second quarter of 2005 to 26.7% in the second quarter of this year due to higher activity which resulted in greater overhead absorption, increased installation activity, higher margin realized on hurricane repair equipment and also to increased higher margin connector products and rig and vessel equipment sold in the current quarter.
     Tubular services gross margin decreased by $1.2 million, or 5.6%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Our tubular services gross margin as a percent of revenues decreased to 9.3% in the second quarter of 2006, compared to 12.7% in the second quarter of 2005, because of less frequent and smaller OCTG price increases, higher industry-wide inventory levels and because of a higher mix of lower margin carbon grade OCTG products sold in support of increased land drilling in the second quarter of 2006 coupled with the lingering effects of the hurricanes on Gulf of Mexico drilling activity which resulted in reduced demand for higher margin seamless alloy tubulars. Our Phillips acquisition increased our participation in the carbon grade OCTG market segment.
     Well site services gross margin increased by $26.3 million, or 68.7%, during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Drilling services gross margin in the second quarter of 2006 totaled $16.0 million compared to $6.4 million in the second quarter of 2005, an increase of $9.6 million, or 150.0%. The drilling services gross margin percentage improved to 49.7% of revenues in the second quarter of 2006 from 32.5% of revenues in the second quarter of 2005 due primarily to higher dayrates in 2006 and a move from billing on a footage rate basis to billing on a dayrate basis for most of our drilling rigs. Rental tools gross margin totaled $24.1 million in the second quarter of 2006 compared to $15.7 million in the second quarter of 2005, an increase of $8.4 million, or 53.5%. Rental tools gross margin percentage increased from 50.3% for the second quarter of 2005 to 51.5% in the second quarter of 2006. The improvement in gross margin and gross margin as a percentage of revenues resulted primarily from the positive impact of the Stinger acquisition and pricing improvements realized. Workover services gross margin was $3.8 million in the three months ended June 30, 2005. Our workover services business was sold effective March 1, 2006. Accommodations gross margin in the second quarter of 2006 totaled $24.5 million compared to $12.4 million in the second quarter of 2005, an increase of $12.1 million, or 97.6%. The gross margin percentage increased to 32.7% in the second quarter of 2006 compared to a 19.1% gross margin percentage for the second quarter of 2005 due to the benefits of price and utilization increases and greater standby and guarantee revenues realized for our accommodations equipment, partially offset by losses on an accommodations installation project.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $6.1 million, or 29.5%, in the second quarter of 2006 compared to the same period in 2005. During the three months ended June 30, 2006, SG&A totaled $26.8 million, or 5.8% of revenues, compared to SG&A of $20.7 million, or 5.8% of revenues, for the three months ended June 30, 2005. Increased SG&A expense associated with acquisitions completed since the first quarter of 2005, increased stock compensation expense due to the implementation of SFAS No. 123R, which required the expensing of stock options beginning January 1, 2006 and increased incentive compensation accruals, were the primary factors causing increased SG&A in 2006 compared to 2005.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 15.9%, in the second quarter 2006 compared to the second quarter 2005 due primarily to acquisitions of businesses and capital expenditures made in the past year.
     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating expense (income). Our operating income increased $28.0 million, or 66.7%, to $70.0 million for the quarter ended June 30, 2006 from $42.0 million for the quarter ended June 30, 2005. Offshore products operating income increased $9.7 million, tubular services operating income decreased $1.1 million and well site services operating income increased $22.3 million. These net increases were partially offset by higher corporate costs of $2.9 million.
     Interest Expense. Interest expense increased $1.8 million, or 57.1%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Interest expense increased due to higher debt levels resulting from acquisitions completed since the first quarter of 2005 and capital expenditures, combined with higher interest rates incurred on our bank credit facility.
     Income Tax Expense. Income tax expense totaled $21.5 million, or 32.2% of pretax income, during the quarter ended June 30, 2006 compared to $14.5 million, or 36.9% of pretax income, during the quarter ended June 30, 2005. Our effective tax rate was lower in the second quarter of 2006 principally because of statutory tax law changes in Canada. The cumulative impact of these statutory rate changes totaled $2.3 million, or 3.5% of second quarter 2006 pretax income.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
     Revenues. Total revenues increased $269.2 million, or 39.0%, to $959.6 million during the six months ended June 30, 2006 compared to revenues of $690.4 million during the six months ended June 30, 2005. Offshore products revenues increased $41.6 million, or 31.9%, due to higher activity levels supporting offshore production facility construction. Tubular services revenues and tons shipped increased $137.3 million, or 44.9%, and approximately 60,900 tons, or 33.4%, respectively, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to increased industry demand, higher OCTG prices, and the Phillips acquisition that closed in June 2005. Our average OCTG selling prices increased 8.7% from the first half of 2005 to the first half of 2006. Well Site services revenues increased $90.3 million, or 35.5%, to $344.7 million during the first half of 2006 compared to $254.4 million during the first half of 2005. Our drilling services revenues increased $23.6 million, or 64.5%, because of contributions from the Elenburg acquisition, which added seven rigs in February 2005, higher dayrates earned and three newly built rigs added to the fleet since June 15, 2005. The Elenburg acquisition was responsible for $6.5 million of the $23.6 million increase in revenues generated from the Company’s drilling operations. Our hydraulic workover services revenues decreased by $10.8 million, or 56.0%, in the first half of 2006 compared to the same period in 2005 due to the sale of the business effective March 1, 2006. Rental tools generated revenues in the six months ended June 30, 2006 of $96.4 million, which were $46.1 million, or 91.7%, higher than the six months ended June 30, 2005 due to the capital expenditures made since last year, the Stinger acquisition, improving U.S. drilling and completion activity and modest price increases. Accommodations revenues in the six months ended June 30, 2006 were $179.6 million, an increase of $31.4 million, or 21.2%, over the accommodations revenues reported in the six months ended June 30, 2005 primarily because of increased drilling rig camp and open camp activity in support of the oil sands region of Canada.
     Gross Margin. Our gross margin, which we calculate before a deduction for depreciation expense, increased $82.7 million, or 57.0%, from $145.0 million in the six months ended June 30, 2005 to $227.7 million in the six months ended June 30, 2006. Our overall gross margin as a percent of revenues was 23.7% in the first half of 2006 compared to 21.0% in the first half of 2005. Gross margin percentages increased in all businesses except tubular services.
     Total gross margin at offshore products was $44.9 million in the first six months of 2006 compared to $28.3 million in the same period of the prior year, representing an increase of 58.7%. Offshore products margin percentage improved from 21.7% in the first six months of 2005 to 26.1% in the first six months of 2006 due to higher activity, greater overhead absorption, increased higher margin connector shipments and improved margin and shipments in our sub-sea pipeline and rig and vessel equipment product lines.
     Tubular services gross margin increased $1.9 million, or 4.8% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of higher volumes shipped due to increased oil and gas drilling activity which strengthened demand for our tubular products and services. Our tubular services segment gross margin as a percent of revenues decreased from 12.9% in the first six months of 2005 to 9.3% in the first six months of 2006 because there were less frequent and smaller OCTG price increases, higher industry-wide inventory levels and because of a higher mix of lower margin carbon grade OCTG products sold in support of increased land drilling in the first half of 2006 coupled with the lingering effects of the hurricanes on Gulf of Mexico drilling activity which resulted in reduced demand for higher margin seamless alloy tubulars.
     Well site services gross margin increased by $64.2 million, or 83.0%, during the first six months of 2006 compared to the first six months of 2005. Drilling services gross margin in the six months ended June 30, 2006 totaled $30.0 million compared to $12.2 million in the six months ended June 30, 2005, an increase of $17.8 million, or 145.9%. The gross margin percentage improved to 49.8% of revenues in the first half of 2006 from 33.3% of revenues in the first half of 2005 due primarily to higher dayrates and improved contract terms. Workover services gross margin decreased by $2.2 million, or 40.7%, in the first half of 2006 compared to the same period of the prior year because of the sale of our workover services business effective March 1, 2006. The workover services gross margin percentage increased to 37.6% of revenues in the first half of 2006 compared to 28.0% in the first half of 2005 due primarily to higher utilization. Rental tools gross margin totaled $50.6 million in the six months ended June 30, 2006 compared to $24.4 million in the six months ended June 30, 2005, an increase of $26.2 million, or 107.4%. Rental tools gross margin percentage increased from 48.5% for the first half of 2005 to 52.5% in the first half of 2006. The improvement resulted from higher utilization of tools, modestly higher rental rates and the positive impact of the Stinger acquisition. Accommodations gross margin in the six months ended June 30, 2006 totaled $57.8 million compared to $35.4 million in the six months ended June 30, 2005, an increase of $22.4 million, or 63.3%. The gross margin percentage for accommodations increased to 32.2% in the first half of 2006 compared to the 23.9% gross margin percentage for the first half of 2005 due to a lower mix of relatively low margin manufacturing revenues, greater standby and guarantee fee revenue and higher activity which were partially offset by losses on the installation phase of an accommodations project.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $12.5 million, or 31.5%, in the first six months of 2006 compared to the same period in 2005. During the six months ended June 30, 2006, SG&A totaled $52.2 million, or 5.4% of revenues, compared to SG&A of $39.7 million, or 5.8% of revenues, for the six months ended June 30, 2005. Increased SG&A expense associated with acquisitions, higher ad valorem taxes for OCTG inventory, increased incentive compensation accruals, and higher stock compensation costs were the primary factors causing the increased SG&A in 2006 compared to 2005.
     Depreciation and Amortization. Depreciation and amortization expense increased $4.4 million, or 20.7%, in the first six months of 2006 compared to the first six months of 2005 due primarily to acquisitions of businesses and capital expenditures made in the past year.
     Operating Income. Our operating income represents revenues less (i) cost of sales, (ii) selling, general and administrative expenses, (iii) depreciation and amortization expense, and (iv) other operating (income) expense. Our operating income increased $65.0 million, or 77.2%, to $149.2 million for the six months ended June 30, 2006 from $84.2 million for the six months ended June 30, 2005. Offshore products operating income increased $14.5 million, tubular services operating income increased $1.5 million and well site services operating income increased $53.6 million. These increases were partially offset by higher corporate costs of $4.5 million.

     Interest Expense. Interest expense increased $4.3 million, or 78.4%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Interest expense increased due to higher debt levels resulting from acquisitions and capital expenditures, combined with higher interest rates.
     Income Tax Expense. Income tax expense totaled $55.7 million, or 36.2% of pretax income, during the six months ended June 30, 2006 compared to $29.3 million, or 36.9% of pretax income, during the six months ended June 30, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tax Matters” discussion below.
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
     Cash totaling $61.8 million was provided by operations during the six months ended June 30, 2006 compared to $42.3 million in the six months ended June 30, 2005. Cash flow from operations during the first half of 2006 reflect the utilization of $50.8 million to fund working capital. Receivables increased in our offshore products segment and Canadian accommodations business, and inventories increased in our offshore products segments.
     Cash was used in investing activities during the six months ended June 30, 2006 and 2005 in the amount of $60.4 million and $179.2 million, respectively. Capital expenditures totaled $57.0 million and $33.9 million during the six months ended June 30, 2006 and 2005, respectively. Capital expenditures in both periods consisted principally of the purchase of assets for our well site services segment. Acquisitions of businesses utilized $145.8 million in the six months ended June 30, 2005. See Note 5 to the Unaudited Consolidated Condensed Financial Statements.
     We currently expect to spend a total of approximately $132.0 million for capital expenditures during 2006, for maintenance and upgrade of our equipment and facilities and also to expand our product and service offerings. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $3.4 million was used by financing activities in the first six months of 2006 and related primarily to debt repayments and treasury stock purchases partially offset by proceeds from stock option exercises. A total of $143.8 million was provided by financing activities during the six months ended 2005, primarily as a result of borrowings. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. Through June 30, 2006, a total of $33 million of our stock (1,274,432 shares) has been repurchased under this program, leaving a total of up to $17 million available under the program.
     Our primary bank credit facility (the Credit Facility), which matures in January 2010, provides for $325 million of revolving credit. The credit agreement, which governs our Credit Facility (the Credit Agreement), contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. During the first half of 2006, our applicable margin over LIBOR ranged from 1.00% to 1.25%, and it was 1.00% at June 30, 2006. Our weighted average interest rate paid under the Credit Agreement was 6.0% during the six months ended June 30, 2006 and 4.2% for the six months ended June 30, 2005.

     As of June 30, 2006, we had $214.3 million outstanding under the Credit Facility and an additional $11.4 million of outstanding letters of credit, leaving $99.3 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.5 million. We had no borrowings outstanding under these other facilities as of June 30, 2006. Our total debt represented 34.3% of our total capitalization at June 30, 2006, down from 39.0% as of December 31, 2005.
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
Tax Matters
     Our income tax provision for the three months ended June 30, 2006 totaled $21.5 million, or 32.2% of pretax income, compared to $14.5 million, or 36.9% of pretax income, for the three months ended June 30, 2005.
     The Company’s income tax provision for the six months ended June 30, 2006 totaled $55.7 million, or 36.2%, of pretax income compared to $29.3 million, or 36.9%, of pretax income for the six months ended June 30, 2005.
     We currently estimate that our effective tax rate for the full year 2006 will approximate 36%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations. Based upon the loss limitation provisions of Section 382, we should be able to utilize approximately $4.4 million of our net operating loss carryforwards (NOLs) to offset taxable income generated by the Company during the tax year ended December 31, 2006. The income statement benefit of substantially all of our NOLs has been recognized in prior periods.
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
     Since the adoption of SFAS No. 123R, we are required to estimate the fair value of stock compensation made pursuant to awards under the Company’s 2001 Equity Participation Plan (Plan). An initial estimate of fair value of each stock option or restricted stock award determines the amount of stock compensation expense we will recognize in the future. To estimate the value of stock option awards under the Plan, we have selected a fair value calculation model. We have chosen the Black Scholes “closed form” model to value stock options awarded under the Plan. We have chosen this model because our option awards have been made under straightforward and consistent vesting terms, option prices and option lives. Utilizing the Black Scholes model requires us to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future stock compensation expense recognition. We will continually monitor our actual experience and change future assumptions for awards as we consider appropriate.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of June 30, 2006, we had floating rate obligations totaling approximately $214.3 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2006 levels, our consolidated interest expense would increase by a total of approximately $2.1 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. In the past, we have hedged U.S. dollar balances and cash flows in our U.K. subsidiary; however, no active hedges exist as of June 30, 2006. Results of operations have not been materially affected by foreign currency hedging activity.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.
     Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
     On February 18, 2005, we announced that we had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of our subsidiaries (the “Subsidiary”) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in our previously reported fourth quarter 2004 results. We and independent counsel retained by our Audit Committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. We voluntarily reported the results of our investigation to the Securities and Exchange Commission (the SEC) and fully cooperated with requests for information received from the SEC. On October 31, 2005, our counsel received a “Wells Notice” from the SEC staff indicating that it made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The Company reached a settlement agreement with the SEC on April 27, 2006. The Company consented to an Order by the SEC (Order), without admitting or denying the findings in the Order, that required the Company to cease and desist from committing or causing violations of the “books and records” and “internal control provisions” of the laws of the Securities and Exchange Act of 1934. The settlement did not require the Company to pay a monetary penalty.
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our 2005 Form 10-K includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2005 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
May 1, 2006 — May 31, 2006	91,000	$33.45	1,274,432	$16,955,606 (1)

Total	91,000	$33.45	1,274,432	$16,955,606

(1)	On March 2, 2005, the Company announced a share repurchase program of up to $50,000,000 over a two year period.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 18, 2006 (1) to elect three Class II members of the Board of Directors to serve for three-year terms and (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2006.
     The three Class II directors elected were S. James Nelson, Gary L. Rosenthal and William T. Van Kleef. The number of affirmative votes and the number of votes withheld for the directors elected were:

Names	Number of Affirmative Votes	Number Withheld
S. James Nelson	42,528,954	2,032,308
Gary L. Rosenthal	44,154,972	406,290
William T. Van Kleef	43,583,937	977,325
     Following the annual meeting L. E. Simmons, Douglas E. Swanson, Martin Lambert, Mark G. Papa and Stephen Wells continued in their terms as directors.
     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
44,384,159	55,142	121,961
ITEM 5. Other Information
     None

ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $50,000,000 aggregate principal amount of 2 3 / 8 % Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: August 2, 2006	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)

Date: August 2, 2006	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and
Secretary (Duly Authorized Officer and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $50,000,000 aggregate principal amount of 2 3 / 8 % Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

***	Furnished herewith.