Form 10-Q
period 2006-09-30
OIL STATES INTERNATIONAL, INC
filed 2006-11-03
CIK 1121484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐       NO ☑
The Registrant had 49,581,940 shares of common stock outstanding and 1,538,903 shares of treasury stock as of October 20, 2006.

OIL STATES INTERNATIONAL, INC.
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Income for the Three and Nine Month Periods Ended September 30, 2006 and 2005	3
Consolidated Balance Sheets – September 30, 2006 (unaudited) and December 31, 2005	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23 - 24

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits

(a) Index of Exhibits	25 - 26

Signature Page	27

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenues	$479,463	$394,140	$1,439,053	$1,084,555

Costs and expenses:
Cost of sales	363,007	308,267	1,094,926	853,631
Selling, general and administrative expenses	27,414	22,441	79,611	62,165
Depreciation and amortization expense	13,880	12,253	39,762	33,697
Other operating expense (income)	(330)	(87)	56	(394)

	403,971	342,874	1,214,355	949,099

Operating income	75,492	51,266	224,698	135,456

Interest expense	(4,797)	(3,857)	(14,531)	(9,313)
Interest income	714	77	1,670	313
Equity in earnings of unconsolidated affiliates	2,637	473	4,624	806
Sale of workover services business	—	—	11,250	—
Other income	1,866	72	2,111	231

Income before income taxes	75,912	48,031	229,822	127,493
Income tax expense	(25,860)	(17,723)	(81,549)	(47,045)

Net income	$50,052	$30,308	$148,273	$80,448

Net income per share:
Basic	$1.01	$0.62	$2.99	$1.63
Diluted	$0.99	$0.60	$2.91	$1.59

Weighted average number of common shares outstanding:
Basic	49,736	48,925	49,514	49,436
Diluted	50,475	50,108	50,909	50,442
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$13,198	$15,298
Accounts receivable, net	315,266	274,070
Inventories, net	401,537	360,926
Prepaid expenses and other current assets	9,408	13,450

Total current assets	739,409	663,744

Property, plant, and equipment, net	360,212	310,452
Goodwill, net	333,699	339,703
Investments in unconsolidated affiliates	35,891	2,265
Other non-current assets	58,526	26,708

Total assets	$1,527,737	$1,342,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$203,772	$214,504
Income taxes	5,072	7,023
Current portion of long-term debt	6,861	3,901
Deferred revenue	48,095	34,046
Other current liabilities	3,678	3,223

Total current liabilities	267,478	262,697

Long-term debt	398,015	402,109
Deferred income taxes	37,746	35,259
Other liabilities	20,915	8,823

Total liabilities	724,154	708,888

Stockholders’ equity:
Common stock	511	504
Additional paid-in capital	369,988	350,667
Retained earnings	438,266	289,993
Accumulated other comprehensive income	35,459	23,137
Treasury stock	(40,641)	(30,317)

Total stockholders’ equity	803,583	633,984

Total liabilities and stockholders’ equity	$1,527,737	$1,342,872

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net income	$148,273	$80,448
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	39,762	33,697
Deferred income tax provision	1,411	1,101
Excess tax benefits from share-based payment arrangements	(4,966)	—
Tax benefit of option exercises	—	2,919
Non-cash gain on sale of workover services business	(11,250)	—
Equity in earnings of unconsolidated subsidiaries	(4,624)	(806)
Non-cash compensation charge	5,815	362
Loss (gain) on disposal of assets	(3,102)	548
Other, net	1,895	1,541
Changes in working capital	(73,359)	(119,536)

Net cash flows provided by operating activities	99,855	274

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(99)	(146,568)
Cash balances of workover services business sold	(4,366)	—
Capital expenditures	(104,114)	(49,445)
Proceeds from sale of equipment	8,069	2,034
Other, net	(1,068)	(554)

Net cash flows used in investing activities	(101,578)	(194,533)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	(1,563)	50,673
Contingent convertible notes issued	—	175,000
Bridge loan and other borrowings	—	25,000
Debt repayments	(2,236)	(25,469)
Issuance of common stock	8,275	6,112
Payment of financing costs	—	(6,460)
Purchase of treasury stock	(10,083)	(30,000)
Excess tax benefits from share-based payment arrangements	4,966	—
Other, net	(194)	—

Net cash flows provided by (used in) financing activities	(835)	194,856

Effect of exchange rate changes on cash	570	(2,455)

Net decrease in cash and cash equivalents from continuing operations	(1,988)	(1,858)
Net cash used in discontinued operations — operating activities	(112)	(553)
Cash and cash equivalents, beginning of period	15,298	19,740

Cash and cash equivalents, end of period	$13,198	$17,329

Non-cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction, net of unrecognized gain of $9.4 million (See Note 11)	$50,105	$—

Non-cash financing activities:
Borrowings and assumption of liabilities for business and asset acquisition and related intangibles	$514	$6,553
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

2. RECENT ACCOUNTING PRONOUNCEMENT
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN #48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Accounts receivable, net:
Trade	$263,126	$236,936
Unbilled revenue	52,755	36,789
Other	1,412	2,514
Allowance for doubtful accounts	(2,027)	(2,169)

	$315,266	$274,070

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Inventories, net:
Tubular goods	$279,851	$274,232
Other finished goods and purchased products	52,313	35,716
Work in process	37,033	30,288
Raw materials	38,786	26,412

Total inventories	407,983	366,648
Inventory reserves	(6,446)	(5,722)

	$401,537	$360,926

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2006	2005
Property, plant and equipment, net:
Land		$9,259	$9,576
Buildings and leasehold improvements	5-40 years	67,843	60,049
Machinery and equipment	2-20 years	311,091	292,713
Rental tools	2-10 years	61,154	72,327
Office furniture and equipment	1-15 years	17,859	16,231
Vehicles	2-10 years	29,473	26,035
Construction in progress		48,004	22,283

Total property, plant and equipment		544,683	499,214
Less: Accumulated depreciation		(184,471)	(188,762)

		$360,212	$310,452

     On August 23, 2006, the Company acquired the drilling assets of Eagle Rock Drilling, L.L.C. (Eagle Rock) for total consideration of $14.0 million which consisted of a cash payment and a note payable to the former owner of $13.5 million and $0.5 million, respectively. Eagle Rock owned and operated three rigs in the Permian Basin area of West Texas. These rigs are now included in our drilling services business in our well site services segment.

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Accounts payable and accrued liabilities:
Trade accounts payable	$152,937	$168,445
Accrued compensation	23,778	22,529
Accrued insurance	5,439	4,820
Accrued taxes, other than income taxes	7,863	4,354
Reserves related to discontinued operations	3,415	3,527
Other	10,340	10,829

	$203,772	$214,504

4. EARNINGS PER SHARE

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Basic earnings per share:
Net income	$50,052	$30,308	$148,273	$80,448

Weighted average number of shares outstanding	49,736	48,925	49,514	49,436

Basic earnings per share	$1.01	$0.62	$2.99	$1.63

Diluted earnings per share:
Net income	$50,052	$30,308	$148,273	$80,448

Weighted average number of shares outstanding	49,736	48,925	49,514	49,436
Effect of dilutive securities:
Options on common stock	670	1,095	852	936
2 3/8% Contingent Convertible Notes	23	—	489	—
Restricted stock awards and other	46	88	54	70

Total shares and dilutive securities	50,475	50,108	50,909	50,442

Diluted earnings per share	$0.99	$0.60	$2.91	$1.59

5. BUSINESS ACQUISITIONS AND GOODWILL
     On February 1, 2005, the Company completed the acquisition of Elenburg Exploration Company, Inc. (Elenburg), a Wyoming based land drilling company for total consideration of $22.1 million, including transaction costs and a note payable to the former owners of $0.8 million. At the date of acquisition, Elenburg owned and operated seven rigs that provided shallow land drilling services in Montana, Wyoming, Colorado, and Utah. The Elenburg acquisition allowed the Company to expand its drilling business into different geographic areas. The operations of Elenburg have been included in the “drilling and other” business within the well site services segment.
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
     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2006 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency		Balance as of
	January 1,	and	translation and		September 30,
	2006	adjustments	other changes		2006
Offshore Products	$74,922	$—	$508		$75,430
Tubular Services	62,015	437	—		62,452
Wellsite Services	202,766	218	(7,167	) (1)	195,817

Total	$339,703	$655	$(6,659)		$333,699

(1)	Effective March 1, 2006, the Company sold its workover services business – See Note 11. A total of $9,340 of goodwill was associated with the workover services business sold. The remainder of this change for well site services relates to foreign currency and other changes.
6. DEBT
     As of September 30, 2006 and December 31, 2005, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $280 million and with an average interest rate of 6.3% for the nine month period ended September 30, 2006	$189,600	$179,600
Canadian revolving credit facility, with available commitments up to $45 million and with an average interest rate of 5.3% for the nine month period ended September 30, 2006	33,175	42,885
2 3/8% contingent convertible senior notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2007	5,823	7,493
Capital lease obligations and other notes payable in monthly installments of principal and interest at various interest rates	1,278	1,032

Total debt	404,876	406,010
Less: current maturities	(6,861)	(3,901)

Total long-term debt	$398,015	$402,109

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$50,052	$30,308	$148,273	$80,448
Other comprehensive income:
Cumulative translation adjustment	661	6,211	12,281	1,676
Foreign currency hedge	—	(10)	41	(72)

Total comprehensive income	$50,713	$36,509	$160,595	$82,052

Shares of common stock outstanding — January 1, 2006	49,179,258

Shares issued upon exercise of stock options and vesting of stock awards	744,402
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(4,470)
Repurchase of shares — held in treasury	(341,000)

Shares of common stock outstanding — September 30, 2006	49,578,190

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
     The table below summarizes stock option activity pursuant to our plans for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (Years)	(Thousands)
Outstanding at beginning of period	2,694,061	$13.65
Granted	515,000	$35.17
Exercised	(710,209)	$11.65
Cancelled	(57,250)	$16.73

Outstanding at end of period	2,441,602	$18.70	5.0	$25,468

Exercisable at end of period	1,125,982	$12.27	5.1	$17,160

     During the first nine months of 2006, we issued stock options for 515,000 shares of our common stock with a weighted average exercise price of $35.17 per share. The exercise price is the closing price of our common stock on the date of grant. The options vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant and have a term of six years. The weighted-average fair value of options granted during the first nine months of 2006 was determined to be $12.89 per option based on the following weighted average assumptions:

Risk-free interest rate	4.5%
Dividend yield	0%
Expected market price volatility of our common stock	37%
Expected life of options (in years)	4.25
     The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.7 million and $17.9 million, respectively. Cash received from option exercises during the three and nine months ended September 30, 2006 totaled $0.5 million and $8.3 million, respectively.
     The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the range of exercise prices for the options exercisable at September 30, 2006:

Options Outstanding
		Weighted
Range of		Average Remaining	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price
$ 8.00 - $10.51	390,897	5.0	$8.41
$ 11.49	418,637	6.4	$11.49
$11.65 - $13.00	60,000	6.3	$12.27
$ 13.70	462,625	3.4	$13.70
$14.31 - $15.36	50,000	6.0	$14.46
$21.08 - $42.88	1,059,443	4.9	$28.10

	2,441,602

Options Exercisable
Range of		Weighted Average
Exercise Prices	Exercisable	Exercise Price
$ 8.00 - $10.51	390,897	$8.41
$ 11.49	298,825	$11.49
$11.65 - $13.00	51,250	$12.20
$ 13.70	205,875	$13.70
$14.31 - $15.36	25,000	$14.46
$21.08 - $42.88	154,135	$21.32

	1,125,982

     During the first nine months of 2006, we granted restricted stock awards totaling 113,787 shares valued at a total of $3.9 million. A total of 24,250 of these awards vest in four equal annual installments, 61,400 of these awards vest in two equal annual installments and the remaining 28,137 awards vest after one year.
     Impact of Adoption of SFAS 123R. Stock based compensation pre-tax expense recognized under SFAS 123R in the three and nine months ended September 30, 2006 totaled $1.6 million and $5.8 million, or $0.02 and $0.07 per basic and diluted share, respectively. For the three and nine months ended September 30, 2005, our stock compensation expense related primarily to restricted stock awards and totaled $196,000 and $362,000, respectively. At September 30, 2006, $12.1 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
     The following table illustrates the pro forma effect on net income and income per share for the three and nine months ended September 30, 2005 had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$30,308	$80,448
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(634)	(1,882)

Pro forma net income	$29,674	$78,566

Net income per share as reported:
Basic	$0.62	$1.63
Diluted	$0.60	$1.59
Pro Forma net income per share as if fair value method had been applied to all awards:
Basic	$0.61	$1.59
Diluted	$0.59	$1.56
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
9. INCOME TAXES
     The Company’s income tax provision for the three months ended September 30, 2006 totaled $25.8 million, or 34.1%, of pretax income compared to $17.7 million, or 36.9% of pretax income, for the three months ended September 30, 2005. The effective rate was lower in the quarter ended September 30, 2006 principally because of lower nondeductible expenses, higher manufacturing deductions and a lower estimated annual foreign effective tax rate.
     The Company has not provided United States income taxes and foreign withholding taxes on a cumulative total of approximately $236.3 million of undistributed earnings of certain non-United States subsidiaries assumed to be indefinitely invested outside the United States. Should the Company decide to repatriate such foreign earnings, the Company would have to adjust the income tax provision in the period in which management determined that the earnings will no longer be indefinitely invested outside the United States.
10. SEGMENT AND RELATED INFORMATION
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified the following reportable segments: well site services, offshore products and tubular services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. The separate business lines within the well site services segment have been disclosed to provide additional detail for that segment. Results of our Canadian business related to the provision of work force accommodations, catering and logistics services are seasonal with significant activity occurring in the peak winter drilling season. We sold our workover services, business, effective March 1, 2006, in exchange for an equity interest in Boots & Coots International Well Control, Inc. (AMEX:WEL) (Boots & Coots) and a note receivable – See Note 11.
     Financial information by business segment for each of the three and nine month periods ended September 30, 2006 and 2005 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Three months ended September 30, 2006
Well Site Services —
Accommodations	$63,973	$4,589	$13,802	$18,092	$289,957
Rental tools	53,320	4,231	18,775	6,636	265,725
Drilling and other (1)	37,126	2,045	14,473	19,494	160,785
Workover services (1)	—	—	—	—	—

Total Well Site Services	154,419	10,865	47,050	44,222	716,467
Offshore Products	110,038	2,713	16,342	2,987	378,145
Tubular Services	215,006	272	16,629	398	419,001
Corporate and Eliminations	—	30	(4,529)	9	14,124

Total	$479,463	$13,880	$75,492	$47,616	$1,527,737

Three months ended September 30, 2005
Well Site Services —
Accommodations	$67,173	$3,319	$9,479	$4,459	$231,428
Rental tools	40,010	3,702	10,861	5,122	237,309
Drilling and other	24,005	1,489	7,282	3,779	76,987
Workover services	10,349	1,006	1,108	782	51,715

Total Well Site Services	141,537	9,516	28,730	14,142	597,439
Offshore Products	64,345	2,453	5,885	1,211	282,145
Tubular Services	188,258	274	19,801	66	373,668
Corporate and Eliminations	—	10	(3,150)	159	12,741

Total	$394,140	$12,253	$51,266	$15,578	$1,265,993

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Nine months ended September 30, 2006
Well Site Services —
Accommodations	$243,577	$12,191	$54,743	$48,126	$289,957
Rental tools	149,685	12,465	49,785	17,941	265,725
Drilling and other (1)	97,349	5,550	39,860	29,832	160,785
Workover services (1)	8,544	650	1,922	263	—

Total Well Site Services	499,155	30,856	146,310	96,162	716,467
Offshore Products	281,984	8,013	41,592	7,347	378,145
Tubular Services	657,914	805	51,470	1,040	419,001
Corporate and Eliminations	—	88	(14,674)	66	14,124

Total	$1,439,053	$39,762	$224,698	$104,615	$1,527,737

Nine months ended September 30, 2005
Well Site Services —
Accommodations	$215,356	$9,022	$32,803	$14,754	$231,428
Rental tools	90,296	9,631	22,472	14,486	237,309
Drilling and other	60,599	4,105	15,984	11,374	76,987
Workover services	29,712	2,924	3,189	2,022	51,715

Total Well Site Services	395,963	25,682	74,448	42,636	597,439
Offshore Products	194,695	7,316	16,649	6,315	282,145
Tubular Services	493,897	656	53,069	200	373,668
Corporate and Eliminations	—	43	(8,710)	294	12,741

Total	$1,084,555	$33,697	$135,456	$49,445	$1,265,993

(1)	Subsequent to the March 1, 2006, the effective date of the sale of our workover services business (See Note 11), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and other”.

11. WORKOVER SERVICES BUSINESS TRANSACTION
     Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots in exchange for 26.5 million shares of Boots & Coots common stock valued at $1.45 per share at closing and senior subordinated promissory notes totaling $21.2 million.
     As a result of the closing of the transaction, we own 45.6% of Boots & Coots. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature four and one half years from the closing of the transaction. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement within 30 days for all of the Boots & Coots shares we received in the transaction and also allowing us certain rights to include our shares of common stock of Boots & Coots in a registration statement filed by Boots & Coots. The shelf registration statement has been filed by Boots and Coots and it is expected to be finalized and effective in the fourth quarter of 2006. The transaction terms also allowed us to designate two additional members to Boots & Coots’ existing five-member Board of Directors and provided us the right to designate an additional board member should we choose. We have designated two additional members to the Boots & Coots Board of Directors.
     The transaction resulted in a non-cash pretax gain of $20.7 million of which $9.4 million has not been recognized in accordance with the guidance in Emerging Issues Task Force Issue No. 01-2 covering gain recognition involving non-cash transactions and retained equity interests. After the gain adjustment and income taxes, the transaction had a $5.9 million, or $0.12 per diluted share, impact on net income and earnings per share, respectively, in the first quarter of 2006. We account for our investment in Boots & Coots utilizing the equity method of accounting. Differences between Boots & Coots’ total book equity after the transaction, net to the Company’s interest, and the carrying value of our investment in Boots & Coots are principally attributable to the unrecognized gain on the sale of the workover services business and to goodwill.
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
     On February 18, 2005, we announced that we had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of our subsidiaries (the Subsidiary) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in our previously reported fourth quarter 2004 results. We and independent counsel retained by our Audit Committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. We voluntarily reported the results of our investigation to the Securities and Exchange Commission (the SEC) and fully cooperated with requests for information received from the SEC. On October 31, 2005, our counsel received a “Wells Notice” from the SEC staff indicating that it made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 (the Act) relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The Company reached a settlement agreement with the SEC on April 27, 2006. The Company consented to an Order by the SEC (the Order), without admitting or denying the findings in the Order, that required the Company to cease and desist from committing or causing violations of the “books and records” and “internal control provisions” of the Act. The settlement did not require the Company to pay a monetary penalty.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 2, 2006 and Item 2 of this Form 10-Q, which follows. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of oil country tubular goods (OCTG) inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations, catering and logistics services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity primarily in the U.S. and Canada. Our accommodations business is conducted primarily in Canada and its activity levels have historically been driven by oil and gas drilling and mining activities. However, we have seen increased demand in our work force accommodation business as a result of oil sands development activities in Northern Alberta, Canada. Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots International Well Control, Inc. (Amex: WEL) (Boots & Coots), and we now own a 45.6% equity interest in Boots & Coots. See Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     We have a diversified product and service offering which has exposure throughout the oil and gas cycle. Demand for our tubular services and well site services segments are highly correlated to changes in the drilling rig count in the United States and Canada. The table below sets forth a summary of North American drilling rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Rig Count for
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005
U.S. Land	1,624	1,536	1,330	1,533	1,254
U.S. Offshore	95	96	98	91	97

Total U.S	1,719	1,632	1,428	1,624	1,351
Canada (1)	494	282	494	480	416

Total North America	2,213	1,914	1,922	2,104	1,767

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the nine months ended September 30, 2006 increased by 337 rigs, or 19.1%, compared to the nine months ended September 30, 2005. This overall increase in activity, while tempered somewhat by lower activity levels in the U.S. Gulf of Mexico, contributed to increased revenues in our tubular services and well site services segments. Our well site services segment results for the first nine months of 2006 also benefited from capital spending, which aggregated $126.5 million for that segment in the twelve months ended September 30, 2006, the acquisition of a company owning and operating certain drilling rig assets operating in the Rocky Mountain area of the US on February 1, 2005 for total consideration of $22.1 million, the acquisition of companies owning and operating certain well isolation tool assets and related intellectual property (collectively, the well isolation tool acquisition) for total consideration of $96.1 million in May and June 2005, the acquisition of certain drilling rig assets operating in west Texas, effective August 23, 2006, for consideration of $14.0 million and the impact of increased activity levels and pricing gains in certain business lines. The Canadian rig count increased 15.4% in the first nine months of 2006 compared to the corresponding period in 2005. Our remote accommodations, catering and logistics services activities benefited from the Canadian rig count increases.
     Repair activity resulting from Hurricanes Katrina and Rita benefited our offshore products and accommodations businesses in the fourth quarter of 2005 and in 2006; however, this activity has decreased in the third quarter of 2006 compared with earlier quarters in 2006.
     During the first nine months of 2006, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first nine months of 2006, the Canadian dollar was worth $0.88 U.S. dollars compared to $0.82 in the first nine months of 2005, an increase of 7.3%.
     On June 2, 2005, we acquired all of the outstanding stock of Phillips Casing and Tubing, L.P. (Phillips) for total consideration of $31.2 million. This acquisition resulted in increased OCTG inventory and revenues from the date of acquisition. Our tubular services segment shipped approximately 363,500 tons of OCTG in the first nine months of 2006 compared to approximately 286,700 tons in the first nine months of 2005. Our tubular services segment also benefited in the past nine months from a 22.2% year-over-year increase in average U.S. land drilling activity.
     Management believes that fundamental oil and natural gas supply and demand factors will continue to support a high level of drilling, completion and exploitation activity which should continue to positively impact the Company. We also believe that, based on the current economic environment, oil and gas producers will continue to explore for and develop oil and gas reserves at an active pace in spite of a decline in current U.S. domestic natural gas prices, which reflect record storage levels compared to the prior five year historical range, given their longer term views of supply and demand fundamentals. Management estimates that approximately 60% of the Company’s revenues are dependent on North American natural gas drilling and completion. In the fourth quarter 2006, activity could see softness in Canada and certain regions of the United States due to the impact of lower natural gas prices on customer spending coupled with holiday and year-end shutdowns. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. However, there can be no assurance that these trends will continue and there is a risk that continued energy prices at high sustained levels could negatively impact worldwide economic growth and, correspondingly, reduce the demand for energy causing oil and gas expenditures to decline which would adversely affect our business. In addition, particularly in our well site services segment, we must continue to monitor industry capacity additions in relationship to our own capital expenditures and expected returns, considering project risks and expected cash flows from such investments. In tubular services, we continue to monitor industry wide OCTG inventory levels, mill shipments, OCTG pricing and our inventory turnover levels to determine our appropriate inventory level.
     Results of Operations (in millions, except margin percentages and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$479.5	$394.1	$1,439.1	$1,084.6
Costs and expenses:
Cost of sales	363.0	308.3	1,094.9	853.6
Selling, general and administrative expenses	27.4	22.4	79.6	62.2
Depreciation and amortization expense	13.9	12.3	39.8	33.7
Other operating expense (income)	(0.3)	(0.2)	0.1	(0.4)

Operating income	75.5	51.3	224.7	135.5

Interest expense	(4.8)	(3.9)	(14.6)	(9.3)
Interest income	0.7	0.1	1.7	0.3
Equity in earnings of unconsolidated affiliates	2.6	0.5	4.6	0.8
Sale of workover services business	0.0	0.0	11.3	0.0
Other income (loss)	1.9	0.0	2.1	0.2

Income before income taxes	75.9	48.0	229.8	127.5
Income tax expense	(25.8)	(17.7)	(81.5)	(47.1)

Net income	$50.1	$30.3	$148.3	$80.4

Net income per share
Basic	$1.01	$0.62	$2.99	$1.63
Diluted	$0.99	$0.60	$2.91	$1.59

Weighted average number of common shares outstanding
Basic	49.7	48.9	49.5	49.4
Diluted	50.5	50.1	50.9	50.4
     We reported net income for the quarter ended September 30, 2006 of $50.1 million, or $0.99 per diluted share. These results compare to $30.3 million, or $0.60 per diluted share, reported in the third quarter of 2005. With continuing strong activity and contributions from recent capital investments, we recognized year-over-year growth in revenues and operating income in the third quarter of 2006 of 22% and 47%, respectively.
     We generated $479.5 million of revenues and $75.5 million of operating income in the third quarter of 2006 compared to $394.1 million and $51.3 million, respectively, in the third quarter of 2005. Significant increases in offshore products revenues and operating income coupled with strong year-over-year improvements in well site services contributed to strong third quarter results. Well site services reported higher revenues and operating income due to high levels of North American drilling activity, capital investments made in the past year and contributions from the acquisition of the certain drilling rig assets operating in west Texas in August 2006. Offshore products also generated significantly improved revenues and operating income due to the acceleration in deepwater development spending and related capital equipment upgrades by its customers. In addition, offshore products backlog continued to improve, up 14% during the quarter to $321.2 million. Tubular services reported a year-over-year improvement in revenues due to increased U.S. drilling activity. Operating income for tubular services was lower than the prior year as a result of lower gross margins.
     For the nine months ended September 30, 2006, we reported net income of $148.3 million, or $2.91 per diluted share, on revenues of $1.4 billion and operating income of $224.7 million. For the nine months ended September 30, 2005, we reported net income of $80.4 million, or $1.59 per diluted share, on revenues of $1.1 billion and operating income of $135.5 million. This performance represents year-over-year revenue and operating income increases of 33% and 66%, respectively. Net income in the first nine months of 2006 included the recognition of a non-cash, pre-tax gain of $11.3 million, or an after-tax gain of $0.12 per diluted share, on the sale of the Company’s workover services business to Boots & Coots International Well Control, Inc. (Amex: WEL).

Well Site Services

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			Variance				Variance
	2006	2005	$	%	2006	2005	$	%
Revenues
Accommodations	$64.0	$67.2	$(3.2)	-5%	$243.6	$215.4	$28.2	13%
Rental tools	53.3	40.0	13.3	33%	149.7	90.3	59.4	66%
Drilling and other	37.1	24.0	13.1	55%	97.3	60.6	36.7	61%
Workover services	—	10.3	(10.3)	-100%	8.6	29.7	(21.1)	71%

Total Well Site Services	$154.4	$141.5	$12.9	9%	$499.2	$396.0	$103.2	26%

Operating Income (Loss)
Accommodations	$13.8	$9.5	$4.3	45%	$54.7	$32.8	$21.9	67%
Rental tools	18.8	10.8	8.0	74%	49.8	22.5	27.3	121%
Drilling and other	14.5	7.3	7.2	99%	39.9	16.0	23.9	149%
Workover services	—	1.1	(1.1)	-100%	1.9	3.2	(1.3)	-41%

Total Well Site Services	$47.1	$28.7	$18.4	64%	$146.3	$74.5	$71.8	96%

Operating Income Percentage
Accommodations	22%	14%			23%	15%
Rental tools	35%	27%			33%	25%
Drilling and other	39%	30%			41%	26%
Workover services	—	11%			22%	11%
Total Well Site Services	31%	20%			29%	19%
     Well site services generated strong results due to year-over-year improvements in North American activity and contributions from capital investments made over the past year, partially offset by the sale of the hydraulic workover business completed in the first quarter of 2006.
     Revenues. For the third quarter of 2006, accommodations revenues were down slightly compared to the third quarter of 2005 due to decreased oil sands revenues, lower third-party manufacturing work and lower international facility management revenues partially offset by higher Canadian drilling camp revenues and open camp revenues and U.S. Gulf accommodations revenues. Accommodations revenues in the nine months ended September 30, 2006 increased compared to the same period in 2005 primarily because of increased drilling rig camp revenues and open camp revenues in Canada.
     Rental tools generated increased revenues for the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to increased completion activity in the U.S., contribution from capital expenditures made over the past year. In addition, the well isolation tool acquisition benefited the nine months ended September 2006 given the acquisition closing in May 2005.
     Drilling and other reported increased revenues in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to improved utilization and pricing, more advantageous contract terms and rig fleet expansion. We have added six rigs to the fleet since August 15, 2005 including the acquisition of three rigs in Texas in August 2006.
     The decrease in our workover services revenues in 2006 compared to 2005 is due to the sale of the business effective March 1, 2006. See Note 11 in the footnotes to the financial statements.
     Operating Income. Accommodations operating income increased for the three months ended September 30, 2006 compared to the same period in 2005 due to increased contributions from camp rental and logistical services, improved manufacturing margins and improved profitability in U.S. Gulf accommodations which were partially offset by lower oil sands profitability. Accommodations operating income for the nine months ended September 30, 2006 also included greater standby and minimum guarantee revenue in addition to higher activity as compared to the same period in 2005. These increases were partially offset by higher overhead costs and depreciation. The operating income percentage for accommodations improved in 2006 compared to 2005 because of both higher rates and a greater amount of relatively high margin rental revenues in 2006 compared to lower margin manufacturing work in 2005.

     The increase in rental tools operating income in 2006 compared to 2005 resulted from higher rental rates, higher utilization of tools, and the positive impact of the well isolation tool acquisition subsequent to May 2005. These increases were partially offset by increased overhead costs. Our operating income percentage margin for rental tools increased in 2006 due to improved pricing and a more favorable mix of higher value rentals.
     Drilling and other operating income increased in the three and nine months ended September 30, 2006 compared to the same period in 2005 due primarily to fleet expansion, higher dayrates and improved contract terms. These increases were partially offset by higher operating costs and depreciation expense. Our operating income margin percentage increased in 2006 as a result of higher dayrates charged for drilling services and because of more favorable contract terms.
     Workover services operating income decreased in the three and nine months ended September 30, 2006 compared to the same periods of the prior year because of the sale of our workover services business effective March 1, 2006. See Note 11 in the footnotes to the financial statements.
Offshore Products

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			Variance				Variance
	2006	2005	$	%	2006	2005	$	%
Revenues	$110.0	$64.3	$45.7	71.1%	$282.0	$194.7	$87.3	44.8%

Operating Income	16.3	5.9	10.4	176.3%	41.6	16.6	25.0	150.6%

Operating Income percentage	14.8%	9.2%			14.8%	8.5%

Backlog at end of period	321.2	119.4	201.8	169.0%
     Revenues. Offshore products revenues increased during the three and nine months ended September 30, 2006 compared to revenues in the same period in 2005 due to the acceleration in deepwater development spending by its customers.
     Our offshore products backlog totaled $321.2 million at September 30, 2006, $110.7 million at December 31, 2005 and $119.4 million at September 30, 2005. We believe that the deepwater offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While changes in backlog levels from one quarter to the next do not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future quarters, given the growth in our backlog, when compared to year end 2005 levels.
     Operating Income. Offshore products operating income and operating income margin percentage increased during the three and nine months ended September 30, 2006 compared to operating income in the same periods in 2005 primarily due to increased activity and fixed cost absorption in the majority of the Company’s manufacturing locations. Revenues and gross profit contributions increased in each of its major product lines, particularly in the rig and vessel equipment and subsea pipeline businesses.

Tubular Services

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			Variance				Variance
	2006	2005	$	%	2006	2005	$	%
Revenues	$215.0	$188.3	$26.7	14.2%	$657.9	$493.9	$164.0	33.2%

Operating Income	16.6	19.8	(3.2)	-16.2%	51.5	53.1	(1.6)	-3.0%

Operating Income percentage	7.7%	10.5%			7.8%	10.8%
     Revenues. Tubular services reported a year-over-year improvement in revenues due to increased U.S. drilling activity. For the three and nine month periods ended September 30, 2006, tons shipped increased by 15% and 27%, respectively, compared to the same periods in 2005. The average price per ton sold was approximately $1,800 in the three and nine month periods ended September 30, 2006, respectively, compared to $1,800 and $1,700 in the three and nine month periods ended September 30, 2005, respectively.
     Operating Income. Tubular services operating income in the three and nine months ended September 30, 2006 decreased compared to the same periods in 2005 as a result of lower margins. The operating income margin percentage declined in 2006 because of static OCTG mill pricing and a higher percentage of carbon OCTG sales. The segment continued to see strong land based drilling activity, increasing our lower margin carbon grade sales.
Corporate and Other Income and Expenses
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $5.0 million, or 22.3%, in the three months ended September 30, 2006 compared to the same period in 2005. During the three months ended September 30, 2006, SG&A totaled $27.4 million, or 5.7% of revenues, compared to SG&A of $22.4 million, or 5.7% of revenues, for the three months ended September 30, 2005.
     Selling, general and administrative expenses (SG&A) increased $17.4 million, or 28.0%, in the first nine months of 2006 compared to the same period in 2005. During the nine months ended September 30, 2006, SG&A totaled $79.6 million, or 5.5% of revenues, compared to SG&A of $62.2 million, or 5.7% of revenues, for the nine months ended September 30, 2005.
     Increased SG&A expense associated with acquisitions, higher ad valorem taxes for OCTG inventory, increased incentive compensation accruals, and higher stock compensation costs due, in part, to the adoption of SFAS 123R were the primary factors causing the increased SG&A in 2006 compared to 2005.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million, or 13.3%, in the three months ended September 30, 2006 compared to the same period in 2005. Depreciation and amortization expense increased $6.1 million, or 18.0%, in the first nine months of 2006 compared to the first nine months of 2005. Depreciation and amortization expense increased in 2006 compared to 2005 due primarily to acquisitions and capital expenditures made in the past year.
     Interest Expense and Interest Income. Interest expense increased $0.9 million, or 24.4%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Interest expense increased $5.2 million, or 56.0%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Interest expense increased due to higher debt levels resulting from acquisitions and capital expenditures, combined with higher interest rates. Interest income has increased in 2006 primarily because of the note receivable resulting from the sale of our hydraulic workover business.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is higher in 2006 than 2005 because of the sale of our workover services business and resultant ownership of Boots & Coots common, stock, which we account for under the equity method.

     Income Tax Expense. Our income tax provision for the three months ended September 30, 2006 totaled $25.8 million, or 34.1% of pretax income, compared to $17.7 million, or 36.9% of pretax income, for the three months ended September 30, 2005. The effective tax rate was lower in the quarter ended September 30, 2006 principally because of lower nondeductible expenses, a higher manufacturing deduction and a lower estimated annual foreign effective tax rate.
     Our income tax provision for the nine months ended September 30, 2006 totaled $81.5 million, or 35.5% of pretax income, compared to $47.1 million, or 36.9% of pretax income, for the nine months ended September 30, 2005. The effective rate was lower in the nine months ended September 30, 2006 principally because of statutory tax law changes in Canada. The cumulative impact of these statutory rate changes totaled $2.3 million, or 1.0% of pretax income for the nine months ended September 30, 2006.
     We currently estimate that our effective tax rate for the full year 2006 will approximate 35%. Our actual effective tax rate could differ materially from this estimate, which is subject to a number of uncertainties, including future taxable income projections, the amount of income attributable to domestic versus foreign sources, the amount of capital expenditures and any changes in applicable tax laws and regulations.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, such as expanding our accommodations facilities, expanding and upgrading our manufacturing facilities and equipment, adding drilling rigs and increasing and replacing rental tool assets, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and proceeds from our $175 million convertible notes offering in 2005.
     Cash totaling $99.9 million was provided by operations during the nine months ended September 30, 2006 compared to $0.3 million in the nine months ended September 30, 2005. Cash flow from operations during the first nine months of 2006 reflect the utilization of $73.4 million to fund working capital due in part to increases in receivables and inventories in our offshore products segment with the growth in activity.
     Cash was used in investing activities during the nine months ended September 30, 2006 and 2005 in the amounts of $101.6 million and $194.5 million, respectively. Capital expenditures totaled $104.1 million and $49.4 million during the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures in both periods consisted principally of the addition of assets for our well site services segment. Cash of $146.6 million was used to fund acquisitions of businesses in the nine months ended September 30, 2005. See Note 5 to the Unaudited Consolidated Condensed Financial Statements.
     We currently expect to spend a total of approximately $154.0 million for capital expenditures during 2006, for maintenance, upgrade and expansion of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $0.8 million was used in financing activities in the first nine months of 2006 and related primarily to debt repayments and treasury stock purchases partially offset by proceeds from stock option exercises. A total of $194.9 million was provided by financing activities during the nine months ended 2005, primarily as a result of our issuance of $175.0 million of contingent convertible senior notes. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 28, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. Through September 30, 2006, a total of $40 million of our stock (1,524,432 shares) has been repurchased under this program, leaving a total of up to $60 million available under the program.
     Our primary bank credit facility (the Credit Facility), which matures in January 2010, provides for $325 million of revolving credit. The credit agreement, which governs our Credit Facility (the Credit Agreement), contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. During the first nine months of 2006, our applicable margin over LIBOR ranged from 1.00% to 1.25%, and it was 1.00% at September 30, 2006. Our weighted average interest rate paid under the Credit Agreement was 6.1% during the nine months ended September 30, 2006 and 4.4% for the nine months ended September 30, 2005.
     As of September 30, 2006, we had $222.8 million outstanding under the Credit Facility and an additional $11.5 million of outstanding letters of credit, leaving $90.7 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.7 million. We had no borrowings outstanding under these other facilities as of September 30, 2006. Our total debt represented 33.5% of our total capitalization at September 30, 2006, down from 39.0% as of December 31, 2005.
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
     Since the adoption of SFAS No. 123R, we are required to estimate the fair value of stock compensation made pursuant to awards under our 2001 Equity Participation Plan (Plan). An initial estimate of fair value of each stock option or restricted stock award determines the amount of stock compensation expense we will recognize in the future. To estimate the value of stock option awards under the Plan, we have selected a fair value calculation model. We have chosen the Black Scholes “closed form” model to value stock options awarded under the Plan. We have chosen this model because our option awards have been made under straightforward and consistent vesting terms, option prices and option lives. Utilizing the Black Scholes model requires us to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future stock compensation expense recognition. We will continually monitor our actual experience and change future assumptions for awards as we consider appropriate.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of September 30, 2006, we had floating rate obligations totaling approximately $222.8 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2006 levels, our consolidated interest expense would increase by a total of approximately $2.2 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. In the past, we have hedged U.S. dollar balances and cash flows in our U.K. subsidiary; however, no active hedges exist as of September 30, 2006. Results of operations have not been materially affected by foreign currency hedging activity.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.

     Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
     On February 18, 2005, we announced that we had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of our subsidiaries (the “Subsidiary”) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in our previously reported fourth quarter 2004 results. We and independent counsel retained by our Audit Committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. We voluntarily reported the results of our investigation to the Securities and Exchange Commission (the SEC) and fully cooperated with requests for information received from the SEC. On October 31, 2005, our counsel received a “Wells Notice” from the SEC staff indicating that it made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 (the Act) relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The Company reached a settlement agreement with the SEC on April 27, 2006. The Company consented to an Order by the SEC (the Order), without admitting or denying the findings in the Order, that required the Company to cease and desist from committing or causing violations of the “books and records” and “internal control provisions” of the laws of the Act. The settlement did not require the Company to pay a monetary penalty.
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2005 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
July 1, 2006 – July 31, 2006	—	—	—	—
August 1, 2006 – August 30, 2006	—	—	—	—
September 1, 2006 - September 30, 2006	250,000	$28.15	1,524,432	$59,916,901 (1)
Total	250,000	$28.15	1,524,432	$59,916,901

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 28, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
(a) Entry into a Material Definitive Agreement
     On October 10, 2006, Oil States International, Inc. (the “Company”) entered into an Executive Agreement (“Agreement”) with Bradley Dodson, the Company’s Vice President, Chief Financial Officer and Treasurer. Pursuant to the Agreement, Mr. Dodson may be entitled to certain benefits in the event of a termination of his employment.
     If Mr. Dodson’s employment is terminated for reasons other than for Cause (as defined in the Agreement) and not during the 24-month period beginning on the date of a Change of Control (as defined in the Agreement), Mr. Dodson will be entitled to severance benefits of 100% of his annual salary and annual bonus and the acceleration of vesting of restricted stock and restricted stock units. In addition, during the three years following the date of the termination, Mr. Dodson and eligible family members would be entitled to receive certain medical and dental benefits.
     If during the 24-month period beginning on the date of a Change of Control, Mr. Dodson’s employment is terminated for reasons other than for Cause or Mr. Dodson terminates his employment for Good Reason (as defined in the Agreement), Mr. Dodson will be entitled to severance benefits of two times the sum of his base salary and annual bonus for the year preceding a Change of Control and the acceleration of vesting of restricted stock, restricted stock units and outstanding stock options (other than any incentive stock option granted prior to October 10, 2006). Upon such termination, the Agreement also provides for the acceleration of vesting of his benefits under any qualified pension, nonqualified pension, profit sharing, 401(k), deferred compensation and supplemental plans maintained by the Company. In addition, Mr. Dodson and eligible family members would be entitled to receive certain medical and dental benefits for the period beginning on the date of his termination and ending on December 31 of the second calendar year following the calendar year during which he was terminated. In the case of disability coverage, Mr. Dodson and eligible family members would be entitled to receive benefits for a three year period.
     Upon a Change of Control, the Agreement also provides for the acceleration of vesting of Mr. Dodson’s unvested stock options and a gross-up payment to be made to Mr. Dodson should he become subject to an excise tax imposed in connection with the Change of Control.
     The Agreement provides for a term of three years commencing on October 10, 2006. All of the foregoing is qualified in its entirety by reference to the Executive Agreement attached hereto as Exhibit 10.24
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

Exhibit No.		Description

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $125,000,000 and $50,000,000, respectively, aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Reports on Form 8-K filed with the SEC on June 23, 2005 and July 13, 2005, respectively (File No. 001-16337)).

10.24**, *	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.
Date: November 3, 2006	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: November 3, 2006	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $125,000,000 and $50,000,000, respectively, aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Reports on Form 8-K filed with the SEC on June 23, 2005 and July 13, 2005, respectively (File No. 001-16337)).

10.24**, *	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

***	Furnished herewith.