Form 10-K
period 2006-12-31
OIL STATES INTERNATIONAL, INC
filed 2007-02-28
CIK 1121484

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file no. 1-16337

Oil States International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	76-0476605 (I.R.S. Employer Identification No.)

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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting common stock (as of June 30, 2006)	$1,648,810,748

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of February 9, 2007     Common Stock, par value $.01 per share     49,298,922 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Our Company

Oil States International, Inc. (the “Company”), through its subsidiaries, is a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. We operate in a substantial number of the world’s active oil and gas producing regions, including the Gulf of Mexico, U.S. onshore, West Africa, the North Sea, Canada, South America and Southeast Asia. Our customers include many of the major and independent oil and gas companies and other oilfield service companies. We operate in three principal business segments — offshore products, tubular services and well site services — and have established a leadership position in each.

Available Information

The Company maintains a website with the address www.oilstatesintl.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The Board of Directors of the Company documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company’s corporate governance guidelines and its code of business conduct and ethics, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee) may also be viewed at the Company’s website. Copies of such documents will be sent to shareholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Form 10-K.

In accordance with New York Stock Exchange (NYSE) Rules, on May 26, 2006, the Company filed the annual certification by our CEO that, as of the date of the certification, the Company was in compliance with the NYSE’s corporate governance listing standards.

Our Background

Oil States International, Inc. was originally incorporated in July 1995. In July 2000, Oil States International, Inc., including its principal operating subsidiaries, Oil States Industries, Inc. (Oil States Industries), HWC Energy Services, Inc. (HWC), PTI Group Inc. (PTI) and Sooner Inc. (Sooner) entered into a Combination Agreement (the Combination Agreement) providing that, concurrently with the closing of our initial public offering, HWC, PTI and Sooner would merge with wholly owned subsidiaries of Oil States (the Combination). As a result, HWC, PTI and Sooner became wholly owned subsidiaries of Oil States in February 2001. In this Annual Report on Form 10-K, references to the “Company” or to “we,” “us,” “our,” and similar terms are to Oil States International, Inc. and its subsidiaries following the Combination.

Acquisitions

Since the completion of our initial public offering in February 2001, we have completed 31 acquisitions for total consideration of $355 million. Acquisitions of other oil service businesses have been an important aspect of our growth strategy and plans to increase shareholder value.

In 2002, we acquired six businesses for total consideration of approximately $72.1 million. Three of these businesses were rental tool companies added to our well site services segment. An elastomer molding company, certain assets and related liabilities of a subsea pipeline equipment and repair services company and an offshore crane manufacturer and crane repair service provider were acquired and became part of our offshore products segment.

In 2003, we spent $16.8 million to acquire five businesses. Three of the businesses were rental tool companies acquired for a total consideration of $10.5 million. The acquired rental tool companies conduct operations in South Texas and Louisiana and were combined with our existing rental tool business within our well site services segment. The remaining two businesses, acquired for aggregate consideration of $6.3 million, were combined with our offshore products segment.

In 2004, we acquired six rental tool businesses, a tubular distribution business and a small tooling line for total consideration of $89.1 million. In January 2004, we acquired the stock of five related rental tool companies for $36.6 million and in April 2004 we acquired the assets of a rental tool business for $4.8 million. In May 2004, we purchased an oil country tubular goods (“OCTG”) distribution business for $47.2 million. In October 2004, we acquired a tooling product line into our offshore products segment for $0.5 million.

In 2005, we completed nine acquisitions for total consideration of $158.6 million. In our well site services segment we acquired a Wyoming based land drilling company, five related entities providing wellhead isolation equipment and services, and a Canadian manufacturer of work force accommodations. Our tubular services segment acquired a Texas based OCTG distributor, and our offshore products segment acquired a small product line.

In August 2006, we acquired three drilling rigs operating in West Texas for total consideration of $14.0 million, including a note payable to the seller of $0.5 million. The rigs acquired, which are classified as part of our capital expenditures in 2006, were added to our existing West Texas drilling fleet in our drilling services business.

Workover Services Business Transaction

Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots International Well Control, Inc. (AMEX: WEL) (“Boots & Coots”) in exchange for 26.5 million shares of Boots & Coots common stock and senior subordinated promissory notes totaling $21.2 million. Our workover services business was part of our well site services segment prior to the combination.

As a result of the closing of the transaction, we acquired approximately 26.5 million shares of Boots & Coots common stock, which currently represent 44.6% of its outstanding common stock. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature four and one half years from the closing of the transaction. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement within 30 days for all of the Boots & Coots shares we received in the transaction and also allowing us certain rights to include our shares of common stock of Boots & Coots in a registration statement filed by Boots & Coots. The shelf registration statement has been filed by Boots & Coots and was declared effective in the fourth quarter of 2006. The transaction terms also allowed us to designate three additional members to Boots & Coots’ existing five-member Board of Directors. All three directors designated by us have joined the Boots & Coots Board of Directors as of January 1, 2007.

The transaction resulted in a non-cash pretax gain of $20.7 million of which $9.4 million has not been recognized in accordance with the guidance set forth in Emerging Issues Task Force Issue No. 01-2 covering gain recognition involving non-cash transactions and retained equity interests. After the gain adjustment and income taxes, the transaction had a $5.9 million, or $0.12 per diluted share, impact on net income and earnings per share, respectively, in 2006. We account for our investment in Boots & Coots utilizing the equity method of accounting. Differences between Boots & Coots’ total book equity after the transaction, net to our interest, and the carrying value of our investment in Boots & Coots are principally attributable to the unrecognized gain on the sale of the workover services business and to goodwill.

On February 9, 2007, Boots & Coots announced it had filed a registration statement to sell 26 million shares of common stock including 13 million shares we own. The closing price of Boots & Coots common stock on the date of the announcement was $2.26. We own a total of 26.5 million shares of Boots & Coots common stock with a carrying value of $1.31 per share as of December 31, 2006. There can be no assurance about the timing of this announced stock sale or whether this transaction will ultimately take place.

Our Industry

We operate in the oilfield services industry and provide a broad range of products and services to our customers through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. See Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets.

Our financial results reflect the cyclical nature of the oilfield services business. Since 2001, there have been periods of increasing and decreasing activity in each of our operating segments.

Our Well Site Services businesses, which are significantly affected by the North American rig count, saw decreased activity in 2002 and early 2003 and saw increasing activity from 2003 through 2006. Acquisitions and capital expenditures made in this segment have created additional growth opportunities. In addition, the increased activity supporting oil sands developments in northern Alberta, Canada by our work force accommodations, catering and logistics business in this segment have had a positive impact on this segment’s overall trends.

Our Offshore Products segment, which is more influenced by deepwater development activity and rig construction and repair, experienced increased activity during 2003 as we shipped projects from our backlog which had increased in 2002. In 2004, activity in this segment slowed; however, backlog has increased significantly from 2004 to 2006 and is at record high levels currently, which has resulted in improved operating results during 2005 and 2006.

Our Tubular Services business is influenced by some of the same factors as our Well Site Services. In addition, during 2004 and 2005, this segment was positively affected in a significant manner by increasing prices for steel products, including the OCTG we sell. During 2006, prices for steel products remained comparatively stable compared to the previous two years.

Well Site Services

Overview

During the year ended December 31, 2006, we generated approximately 34% of our revenue and 61% of our operating income, before corporate charges, from our well site services segment. Our well site services segment includes a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle and to accommodate personnel in remote locations. Our services include drilling services, rental equipment, work force accommodations, catering and logistics services and modular building construction services. We use our fleet of drilling rigs, rental equipment and work force accommodation facilities to serve our customers at well sites and project development locations. Our products and services are used in both onshore and offshore applications throughout the exploration, development, production and abandonment phases of a well’s life. Additionally, our work force accommodations, catering and logistics services are employed to support work forces in a variety of mining and related natural resource applications as well as forest fire fighting and disaster relief efforts.

Well Site Services Market

Demand for our drilling rigs, rental equipment and work force accommodations, catering and logistics services has historically been tied to the level of activity by oil and gas explorationists and producers. The primary driver for this activity is the price of oil and natural gas. Activity levels have been and we expect will continue to be highly correlated with hydrocarbon commodity prices.

Products and Services

Drilling Services.  Our drilling services business is located in Odessa, Texas, Wooster, Ohio and Casper, Wyoming and provides drilling services for shallow to medium depths ranging from 2,000 to 11,500 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 32 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 200,000 to 300,000 pounds. Twenty of these drilling rigs are located in Odessa, Texas, eight in the Rocky Mountains region and four are located in Wooster, Ohio. On December 31, 2006, 25 rigs were working or under contract. Utilization increased slightly from 87.8% in 2005 to 90.0% in 2006. We have assembled seven of our new rigs that have been added to our fleet during 2003 through 2006 in our Odessa, Texas facility with components purchased from specialty vendors. Two additional rigs were under construction in Odessa, Texas at December 31, 2006, both of which are expected to commence two-year contracts with an independent E&P company in the Rocky Mountains region by July and September 2007. In August 2006, we acquired three drilling rigs from Eagle Rock Drilling which were added to our existing West Texas drilling fleet. We may continue to add rigs depending upon our market outlook.

We market our drilling services directly to a diverse customer base, consisting of both major and independent oil companies. During 2005 we switched from billing on a footage basis to billing on a dayrate basis for many of our drilling rigs. Under a daywork drilling contract, the customer pays for certain costs that the Company would normally provide when drilling on a footage basis, and the customer assumes more risk than on a footage basis. Depending on market conditions and availability of drilling rigs, we may see changes in pricing, utilization and contract terms, which could include requests for footage contracts. The land drilling business is highly fragmented and consists of a small number of large companies and many smaller companies.

Rental Equipment.  Our rental equipment business provides a wide range of products for use in the offshore and onshore oil and gas industry, including:

•	wireline and coiled tubing pressure control equipment;

•	wellhead isolation equipment;

•	pipe recovery systems;

•	thru-tubing fishing services;

•	gravel pack operations on well bores; and,

•	surface control equipment and down-hole tools utilized by coiled tubing operators.

Our rental equipment is used during the exploration, development, production and abandonment stages. As of December 31, 2006, we provided rental equipment at 53 U.S. distribution points in Texas, Louisiana, Oklahoma, Arkansas, Mississippi, New Mexico, Wyoming, California, Colorado, North Dakota, Utah, Canada, Mexico and Argentina. We provide rental equipment on a day rental basis with rates varying depending on the type of equipment and the length of time rented. In certain operations, we also provide service personnel in connection with the equipment rental. We own patents covering some of our rental tools, particularly, in our wellhead isolation equipment product line.

Work Force Accommodations, Catering and Logistics and Modular Building Construction.  We are a large provider of integrated products and services to support workers in remote locations, including work force accommodations, food services, remote site management services and modular building construction. We provide complete design, manufacture, installation, operation and redeployment logistics services for oil and gas drilling, oil sands development in the Fort McMurray region of Northern Canada, offshore construction and diamond mining in Northern Canada. We have also provided these services for other mining ventures throughout the world, pipeline construction, forestry and firefighting operations, disaster relief services and support services for military operations on a worldwide basis. Our work force products and service operations are primarily focused in Canada and the Gulf of Mexico although, in the past, we have also performed catering and facilities management services in other international areas including the Middle East, Europe, Asia and South America. During the peak of our operating season, we typically provide these services in over 200 separate locations with separate location populations ranging from 20 to 2,000 persons. Much of our business line growth and profitability in 2005 and 2006 has been generated from capital investments that we have made in accommodations that support our customers who are developing prospects in the oil sands region of Canada. During 2005 and 2006, we invested capital of $56.5 million in two lodges which accommodate up to 1,548 personnel in the oil sands region. Furthermore, 33% of our planned capital expenditures in 2007 are expected to be spent on accommodations supporting oil sands projects in the Fort McMurray region. We design, construct and install a variety of portable modular buildings, including housing, kitchens, recreational units and offices for lease or sale to the Canadian and Gulf of Mexico markets. Our designers work closely with our clients to build structures that best serve their needs.

Offshore Products

Overview

During the year ended December 31, 2006, we generated approximately 20% of our revenue and 18% of our operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture a number of cost-effective, technologically advanced products for the offshore energy industry. In addition, we have other lower margin products and services such as fabrication and inspection services. Our products and services are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, deepwater mooring and lifting systems, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England; Singapore and Thailand that support our offshore products segment.

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

Products and Services

Our offshore products segment provides a broad range of products and services for use in offshore drilling and development activities. In addition, this segment provides onshore oil and gas, defense and general industrial products and services. Our offshore products segment is dependent in part on the industry’s continuing innovation and creative applications of existing technologies.

We design and build manufacturing and testing systems for many of our new products and services. These testing and manufacturing facilities enable us to provide reliable, technologically advanced products and services. Our Aberdeen facility provides structural testing including full-scale product simulations.

Offshore Development and Drilling Activities.  We design, manufacture, fabricate, inspect, assemble, repair, test and market subsea equipment and offshore vessel and rig equipment. Our products are components of equipment used for the drilling and production of oil and gas wells on offshore fixed platforms and mobile production units, including floating platforms and floating production, storage and offloading (FPSO) vessels, and on other marine vessels, floating rigs and jack-ups. Our products and services include:

•	flexible bearings and connector products;

•	subsea pipeline products;

•	marine winches, mooring and lifting systems and rig equipment;

•	conductor casing connections and pipe;

•	drilling riser repair services;

•	blowout preventor stack assembly, integration, testing and repair services; and

•	other products and services.

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

Our offshore products segment also produces a variety of products for use in applications other than in the offshore oil and gas industry. For example, we provide:

•	elastomer consumable downhole products for onshore drilling and production;

•	metal-elastomeric FlexJoints® used in a variety of military and marine applications; and

•	drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

Backlog.  Backlog in our offshore products segment was $349.3 million at December 31, 2006, compared to $110.7 million at December 31, 2005 and $97.5 million at December 31, 2004. We expect the majority of our backlog at December 31, 2006 to be completed in 2007. Our offshore products backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Although our backlog is an important indicator of future offshore products shipments and revenues, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

Regions of Operations

Our offshore products segment provides products and services to customers in the major offshore oil and gas producing regions of the world, including the Gulf of Mexico, West Africa, Azerbaijan, the North Sea, Brazil and Southeast Asia.

Customers and Competitors

We market our products and services to a broad customer base, including the direct end users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements.

Tubular Services

Overview

During the year ended December 31, 2006, we generated approximately 46% of our revenue and 21% of our operating income, before corporate charges, from our tubular services segment. Through this segment, we distribute OCTG and provide associated OCTG finishing and logistics services to the oil and gas industry. OCTG consist of downhole casing and production tubing. Through our tubular services segment, we:

•	distribute a broad range of casing and tubing;

•	provide threading, remediation, logistical and inventory services; and

•	offer e-commerce pricing, ordering, tracking and financial reporting capabilities.

We serve a customer base ranging from major oil companies to small independents. Through our key relationships with more than 20 domestic and foreign manufacturers and related service providers and suppliers of OCTG, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants predominantly in the United States. The OCTG distribution market is highly fragmented and competitive, and is focused in the United States. We purchase tubular goods from a variety of sources. However, during 2006, we purchased from a single domestic supplier 46% of the tubular goods we distributed and from three domestic suppliers approximately 79% of such tubular goods.

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

Other Facilities.  We also offer tubular services at our facilities in Midland, Texas and Godley, Texas which were added in the Phillips acquisition. Our Midland, Texas facility covers approximately 60 acres and has more than 400 pipe racks. Our Godley, Texas facility, which services the Barnett shale area, has approximately 60 pipe racks on approximately 13 developed acres and is serviced by a rail spur. Independent third party inspection companies operate within these facilities.

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

Regions of Operations

Our tubular services segment provides tubular products and services principally to customers in the United States both for land and offshore applications. However, we also sell a small percentage for export to other countries, including Brazil, Cameroon, Chad, Columbia, Congo, Ecuador, Egypt, Equatorial Guinea, Gabon, Germany, Guatemala, Hungary, Netherlands, Russia, Scotland, Trinidad, Tunisia and Venezuela.

Customers, Suppliers and Competitors

Our three largest end-user customers in the tubular distribution market in 2006 were ConocoPhillips, ChevronTexaco Corporation and Chesapeake Energy Corporation. Our three largest suppliers were U.S. Steel Group, Lone Star Steel and Tenaris Global Services USA Corporation (formerly Maverick Tube Corporation). Although we have a leading market share position in tubular services distribution, the market is highly fragmented. Our main competitors in tubular distribution are privately owned distributors including Premier Pipe L.P., Red Man Pipe & Supply Co., Inc., Bourland and Leverich and Pipeco Services.

Employees

As of December 31, 2006, we had approximately 5,124 full-time employees, 33% of whom are in our offshore products segment, 64% of whom are in our well site services segment, 2% of whom are in our tubular services segment and 1% of whom are in our corporate headquarters. We are party to collective bargaining agreements covering 688 employees located in Canada and the United Kingdom as of December 31, 2006. We believe relations with our employees are good.

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

Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the release and/or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our consolidated financial statements. However, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities that we cannot currently quantify.

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

With regard to our U.S. operations, the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also know as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or legality of the original conduct, on classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We currently have operations in the United States on properties where activities involving the handling of hazardous substances or wastes may have been conducted prior to our operations on such properties or by third parties whose operations were not under our control. These properties may be subject to CERCLA, RCRA and analogous state laws. Under these laws and related regulations, we could be required to remove or remediate previously discarded hazardous substances and wastes or property contamination that was caused by these third parties. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

In the course of our domestic operations, some of our equipment may be exposed to naturally occurring radiation associated with oil and gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials or “NORM.” NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping, and work area affected by NORM may be subject to remediation or restoration requirements. Because many of the properties presently or previously owned, operated, or occupied by us have been used for oil and gas production operations for many years, it is possible that we may incur costs or liabilities associated with elevated levels of NORM.

The Federal Water Pollution Control Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. Many of our domestic properties and operations require permits for discharges of wastewater and/or stormwater, and we have a system for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Federal Water Pollution Control Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Some of our operations also result in emissions of regulated air pollutants. The federal Clean Air Act and analogous state laws require permits for facilities in the United States that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.

In response to recent studies suggesting that emissions of certain gases may be contributing to warming of the Earth’s atmosphere, many foreign nations, including Canada, have agreed to limit emissions of these gases, generally referred to as “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol”. Methane, a primary component of natural gas, and carbon dioxide a byproduct of the burning of fossil fuels, are examples of greenhouse gases. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate change legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. By comparison, several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. Also, on November 29, 2006, the U.S. Supreme Court heard arguments on a case appealed from the U.S. Circuit Court of Appeals for the District Columbia, Massachusetts, et al. v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the federal Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate change legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Also, any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business could adversely affect our operations and demand for our services.

Our operations outside of the United States are potentially subject to similar foreign governmental controls relating to protection of the environment. We believe that, to date, our operations outside of the United States have been in substantial compliance with existing requirements of these foreign governmental bodies and that such compliance has not had a material adverse effect on our operations. However, there is no assurance that this trend of compliance will continue in the future or that such compliance will not be material. For instance, any future restrictions on emissions of greenhouse gases that are imposed in foreign countries in which we operate, such as in Canada, pursuant to the Kyoto Protocol or other locally enforceable requirements could adversely affect demand for our services.

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

We depend upon the oil and gas industry and its ability and willingness to make expenditures which are directly affected by trends in oil and natural gas prices. Demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. If our customers’ expenditures decline, our business will suffer. The industry’s willingness to explore, develop and produce depends largely upon the availability of attractive drilling prospects and the prevailing view of future product prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. A sudden or long term decline in product pricing could materially adversely affect our results of operations. Any prolonged reduction in oil and natural gas prices will depress levels of exploration, development, and production activity, often reflected as reductions in rig counts. Such lower activity levels could materially adversely affect our revenue and profitability. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

•	the level of production;

•	the levels of oil and gas inventories;

•	the expected cost of developing new reserves;

•	the actual cost of finding and producing oil and gas;

•	the availability of attractive oil and gas field prospects which may be affected by governmental actions or environmental activists which may restrict drilling;

•	the availability of transportation infrastructure, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	depletion rates;

•	the level of drilling activity;

•	global weather conditions and natural disasters;

•	worldwide economic activity including growth in underdeveloped countries, including China and India;

•	national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and gas exploration, production, refining or transportation assets;

•	the impact of armed hostilities involving one or more oil producing nations;

•	the timing and extent of alternative energy sources, including liquefied natural gas (LNG);

•	environmental regulation; and

•	tax policies.

Extended periods of low oil prices or unsuccessful exploration results may decrease deepwater exploration and production activity and adversely affect our business. Similarly, any such extended periods of low oil prices could adversely affect the level of expenditures for oil sands development and production in Canada.

Our offshore products segment depends on exploration and production expenditures in deepwater areas. Because deepwater projects are more capital intensive and take longer to generate first production than shallow water and onshore projects, the economic analyses conducted by exploration and production companies typically assume lower prices for production from such projects to determine economic viability over the long term. The economic analyses conducted by exploration and production companies for very large oil sands developments are similar to those performed for deepwater projects with respect to oil price assumptions. Perceptions of longer-term lower oil prices by these companies can reduce or defer major expenditures given the long-term nature of many large scale development projects, which could adversely affect our revenues and profitability.

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

Our international business operations include projects in countries where governmental corruption has been known to exist and where our competitors who are not subject to United States laws and regulations, such as the Foreign Corrupt Practices Act, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that United States law and regulations prohibit us from using. For example, our non-U.S. competitors are not subject to the anti-bribery restrictions of the Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

While we and our subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

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

The level and pricing of tubular goods imported into the United States could decrease demand for our tubular goods inventory and adversely impact our results of operations. Also, if steel mills were to sell a substantial amount of goods directly to end users in the United States, our results of operations could be adversely impacted.

U.S. law currently restricts imports of low-cost tubular goods from a number of foreign countries into the U.S. tubular goods market. If these restrictions were to be lifted or if the level of imported low-cost tubular goods were to otherwise increase, our tubular services segment could be adversely affected to the extent that we then have higher-cost tubular goods in inventory or if prices and margins are driven down by increased supplies of tubular goods. If prices were to decrease significantly, we might not be able to profitably sell our inventory of tubular goods. In addition, significant price decreases could result in a longer holding period for some of our inventory, which could also have a material adverse effect on our tubular services segment.

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

Our drilling operations and our offshore products business are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change or are more stringently enforced, we may be required to make significant unanticipated capital and operating expenditures.

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

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and the Gulf of Mexico. A portion of our Canadian work force accommodations, catering and logistics operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and sales of products and services in the second and third quarters. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. For example, during 2005, a significant disruption occurred in oil and gas drilling and production operations in the U.S. Gulf of Mexico due to damage inflicted by hurricanes Katrina and Rita. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We might be unable to protect our intellectual property rights.

We rely on a variety of intellectual property rights that we use in our offshore products and well site services segments, particularly our patents relating to our FlexJoint® technology and intervention tools utilized in the completion or workover of oil and gas wells. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information, and to operate without infringing the proprietary rights of others. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The failure of our company to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could adversely affect our competitive position.

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

As of December 31, 2006, goodwill represented approximately 21% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards, which were effective January 1, 2002, require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders’ equity if circumstances indicate that the carrying amount will not be recoverable (see Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K).

If we were to lose a significant supplier of our tubular goods, we could be adversely affected.

During 2006, we purchased from a single domestic supplier approximately 46% of the tubular goods we distributed and from three domestic suppliers approximately 79% of such tubular goods. We do not have contracts with any of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

During periods of strong demand, we may be unable to obtain critical project materials on a timely basis.

Our operations depend on our ability to procure on a timely basis certain project materials, such as forgings, to complete projects in an efficient manner. Our inability to procure critical materials during times of strong demand could have a material adverse effect on our business and operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table presents information about our principal properties and facilities. Except as indicated below, we own all of these properties or facilities.

	Approximate
	Square
Location	Footage/Acreage	Description

United States:
Houston, Texas (lease)	9,342	Principal executive offices
Arlington, Texas	11,264	Offshore products business office
Arlington, Texas	55,853	Offshore products manufacturing facility
Arlington, Texas (lease)	63,272	Offshore products manufacturing facility
Arlington, Texas	44,780	Elastomer technology center for offshore products
Arlington, Texas	60,000	Molding and aerospace facilities for offshore products
Houston, Texas (lease)	25,638	Offshore products business office
Houston, Texas	25 acres	Offshore products manufacturing facility and yard
Lampasas, Texas	48,500	Molding facility for offshore products
Lampasas, Texas (lease)	20,000	Warehouse for offshore products
Tulsa, Oklahoma	74,600	Molding facility for offshore products
Tulsa, Oklahoma (lease)	14,000	Molding facility for offshore products
Houma, Louisiana	170,500	Offshore products manufacturing facility and yard
Houma, Louisiana (lease)	20,000	Offshore products manufacturing facility and yard
Houston, Texas (lease)	9,945	Tubular services business office
Tulsa, Oklahoma (lease)	11,955	Tubular services business office
Midland, Texas	60 acres	Tubular yard
Godley, Texas	13 acres	Tubular yard
Crosby, Texas	109 acres	Tubular yard
Belle Chasse, Louisiana (own and lease)	427,020	Accommodations manufacturing facility and yard for well site services
Odessa, Texas	7,847	Office and warehouse in support of drilling operations for well site services
Wooster, Ohio (leased)	6,400	Office and warehouse in support of drilling operations for well site services
Casper, Wyoming	7 acres	Office, shop and yard in support of drilling operations
Billings, Montana (lease)	12 acres	Office, shop and yard in support of drilling operations
Alvin, Texas	36,150	Rental tool warehouse for well site services
Oklahoma City, Oklahoma	4 acres	Rental tool warehouse, shop and office for well site services
Broussard, Louisiana	18,875	Rental tool warehouse for well site services
International:
Aberdeen, Scotland (lease)	4.5 acres	Offshore products manufacturing facility and yard
Bathgate, Scotland	3 acres	Offshore products manufacturing facility and yard
Barrow-in-Furness, England (own and lease)	90,000	Offshore products service facility and yard
Singapore, Asia (lease)	43,514	Offshore products manufacturing facility
Macae, Brazil (lease)	6 acres	Offshore products manufacturing facility and yard
Rayong Province, Thailand (lease)	10,000	Offshore products service facility
Nisku, Alberta	8.58 acres	Accommodations manufacturing facility for well site services
Nisku, Alberta (lease)	10.24 acres	Accommodations manufacturing facility for well site services
Spruce Grove, Alberta	15,000	Accommodations facility and equipment yard for well site services
Grande Prairie, Alberta	14.69 acres	Accommodations facility and equipment yard for well site services
Grimshaw Alberta (lease)	20 acres	Accommodations equipment yard for well site services
Edmonton, Alberta	33 acres	Accommodations manufacturing facility for well site services
Edmonton, Alberta (lease)	72,456	Accommodations office and warehouse for well site services
Red Deer, Alberta	35,000	Rental tool business office for well site services

We have six tubular sales offices and a total of 53 rental tool supply and distribution points in Texas, Louisiana, New Mexico, Mississippi, Oklahoma, Wyoming, California, Colorado, North Dakota, Utah, Arkansas, Canada,

Mexico and Argentina. Most of these office locations are leased and provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our authorized common stock consists of 200,000,000 shares of common stock. There were 49,298,922 shares of common stock outstanding as of February 9, 2007, including 256,787 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of February 9, 2007 was 50. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. The closing price of our common stock on February 9, 2007 was $29.47 per share.

The following table sets forth the range of high and low sale prices of our common stock.

	Sales Price
	High	Low
2005:
First Quarter	22.35	17.35
Second Quarter	26.00	19.29
Third Quarter	39.22	24.89
Fourth Quarter	37.57	29.01
2006:
First Quarter	42.20	31.34
Second Quarter	43.87	29.15
Third Quarter	35.27	25.00
Fourth Quarter	35.61	25.08
2007:
First Quarter (through February 9, 2007)	32.05	26.92

We have not declared or paid any cash dividends on our common stock since our initial public offering and do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Furthermore, our existing credit facilities restrict the payment of dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved for the repurchase program and the duration of the program was extended to August 31, 2008. Through February 9, 2007, we have repurchased 1,824,432 shares of our common stock for $50.0 million under the repurchase program, leaving $50 million available for future share repurchases.

PERFORMANCE GRAPH

The following performance graph and chart compare the cumulative total stockholder return on the Company’s common stock to the cumulative total return on the Standard & Poor’s 500 Stock Index and Philadelphia OSX Index, an index of oil and gas related companies which represent an industry composite of the Company’s peer group, for the period from December 31, 2001 to December 31, 2006. The graph and chart show the value at the dates indicated of $100 invested at December 31, 2001 and assume the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG OIL STATES INTERNATIONAL, INC., THE S & P 500 INDEX
AND THE PHLX OIL SERVICE SECTOR INDEX (OSX)

Oil States International - NYSE

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06

OIL STATES INTERNATIONAL, INC	$100.00	$141.76	$153.19	$211.98	$348.13	$354.18
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
PHLX OIL SERVICE SECTOR (OSX)	100.00	91.27	105.49	142.69	214.08	242.69

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities by the Issuer and Affiliated Purchases

				Approximate
				Dollar Value
			Total Number of	of Shares
			Shares Purchased	Remaining to
			as Part of the Share	be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program

October 1, 2006 — October 31, 2006	—	—	1,524,432	$59,916,900
November 1, 2006 — November 30, 2006	—	—	1,524,432	$59,916,900
December 1, 2006 — December 30, 2006	300,000	$32.92	1,824,432	$50,030,463 (1)

Total	300,000	$32.92	1,824,432	$50,030,463

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008.

Item 6.	Selected Financial Data

The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2006. The following data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statements of Operations
Data:
Revenues	$1,923,357	$1,531,636	$971,012	$723,681	$616,848
Costs and Expenses
Product costs, service and other costs	1,467,988	1,206,187	774,638	573,114	487,053
Selling, general and administrative	107,216	84,672	64,810	57,710	51,791
Depreciation and amortization	54,340	46,704	35,988	27,905	23,312
Other operating expense (income)	(4,124)	(488)	460	(215)	132

Operating income	297,937	194,561	95,116	65,167	54,560

Interest expense	(19,389)	(13,903)	(7,667)	(7,930)	(4,863)
Interest income	2,506	475	363	389	469
Equity in earnings of unconsolidated affiliates	7,148	1,276	361	354	293
Sale of workover services business	11,250	—	—	—	—
Other income	2,195	98	595	674	574

Income before income taxes	301,647	182,507	88,768	58,654	51,033
Income tax expense(1)	(104,013)	(60,694)	(29,406)	(14,222)	(11,357)

Net income	$197,634	$121,813	$59,362	$44,432	$39,676

Net income per common share
Basic	$3.99	$2.47	$1.20	$0.92	$0.82

Diluted	$3.89	$2.41	$1.19	$0.90	$0.81

Average shares outstanding
Basic	49,519	49,344	49,329	48,529	48,286

Diluted	50,773	50,479	50,027	49,215	48,890

	Year Ended December 31,
	2006	2005	2004	2003	2002

Other Data:
EBITDA, as defined(2)	$372,870	$242,639	$132,060	$94,100	$78,739
Capital expenditures, including capitalized interest	129,591	83,392	60,041	41,261	26,086
Net cash provided by operating activities	137,367	33,398	97,167	58,703	45,375
Net cash used in investing activities, including capital expenditures	(114,248)	(229,881)	(137,713)	(54,902)	(89,428)
Net cash provided by (used in) financing activities	(11,201)	195,269	38,816	4,319	50,381

	At December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$28,396	$15,298	$19,740	$19,318	$11,118
Total current assets	783,989	663,744	435,184	288,077	255,806
Net property, plant and equipment	358,716	310,452	227,343	194,136	167,146
Total assets	1,571,094	1,342,872	933,612	717,186	644,216
Long-term debt and capital leases, excluding current portion	391,729	402,109	173,887	136,246	133,292
Total stockholders’ equity	839,836	633,984	530,024	455,111	387,579

(1)	Our effective tax rate was affected by our net operating loss carry forwards in certain of the periods presented.

(2)	The term EBITDA as defined consists of net income plus interest, taxes, depreciation and amortization. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. The Company has included EBITDA as defined as a supplemental disclosure because its management believes that EBITDA as defined provides useful information regarding its ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. The Company uses EBITDA as defined to compare and to monitor the performance of its business segments to other comparable public companies and as one of the primary measures to benchmark for the award of incentive compensation under its annual incentive compensation plan.

We believe that net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net income, as derived from our financial information:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Net income	$197,634	$121,813	$59,362	$44,432	$39,676
Depreciation and amortization	54,340	46,704	35,988	27,905	23,312
Interest expense, net	16,883	13,428	7,304	7,541	4,394
Income taxes	104,013	60,694	29,406	14,222	11,357

EBITDA, as defined	$372,870	$242,639	$132,060	$94,100	$78,739

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of OCTG inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations, catering and logistics services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in the U.S. and Canada. Our accommodations business is conducted primarily in Canada and its activity levels have historically been driven by oil and gas drilling and mining activities. However, we have seen increased demand in our work force accommodation business as a result of oil sands development activities in Northern Alberta, Canada. Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots which resulted in our acquiring a 45.6% equity interest in Boots & Coots (see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

We have a diversified product and service offering which has exposure to activities conducted throughout the oil and gas cycle. Demand for our tubular services and well site services segments are highly correlated to changes in the drilling rig count in the United States and Canada. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Rig Count for
	Year Ended December 31,
	2006	2005	2004	2003	2002

U.S. Land	1,559	1,294	1,093	924	718
U.S. Offshore	90	89	97	108	113

Total U.S.	1,649	1,383	1,190	1,032	831
Canada	470	458	369	372	266

Total North America	2,119	1,841	1,559	1,404	1,097

The average North American rig count for the year ended December 31, 2006 increased by 278 rigs, or 15.1%, compared to the year ended December 31, 2005. This overall increase in activity, while tempered somewhat by flat activity levels in the U.S. Gulf of Mexico, contributed to increased revenues in our tubular services and well site services segments in 2006. The North American rig count and related oil service activity has remained at high levels generally, although the Canadian rig count in 2007 to-date is down 11.4% from the comparable period in 2006.

Our well site services segment results for the year 2006 also benefited from capital spending, which aggregated $117.4 million in the year ended December 31, 2006, the acquisition of Elenburg on February 1, 2005 for total consideration of $22.1 million, the acquisition of Stinger on May 1, 2005 and June 1, 2005 for total consideration of $96.1 million and the impact of increased activity levels and pricing gains in certain business lines.

On June 2, 2005 we acquired all of the outstanding stock of Phillips Casing and Tubing, L.P. (Phillips) for total consideration of $31.2 million. This acquisition resulted in increased OCTG inventory and revenues from the date of acquisition. Our tubular services segment shipped 481,900 tons of OCTG in 2006 (118,400 tons in the fourth quarter of 2006) compared to 405,300 tons in 2005 (118,600 tons in the fourth quarter of 2005). Our tubular services segment also benefited in the past year from a 20.5% year over year increase in average U.S. land drilling activity.

Management believes that, based on the current economic environment, oil and gas producers will continue to explore for and develop oil and gas reserves at an active pace in spite of a decline in current U.S. domestic natural gas prices, which reflect high storage levels compared to the prior five year historical range, given their longer term views of supply and demand fundamentals. Management estimates that approximately 60% of the Company’s revenues are dependent on North American natural gas drilling and completion activity. We estimate that our profitability is more evenly impacted by oil price driven activity and natural gas price driven activity. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. Our customers have also announced significant levels of expenditures for oil sands related projects in Canada. However, there can be no assurance that these trends will continue and there is a risk that lower energy prices for sustained periods could negatively impact drilling and completion activity and, correspondingly, reduce oil and gas expenditures. Such a decline would be adverse to our business. In addition, particularly in our well site services segment, we must continue to monitor industry capacity additions in relationship to our own capital expenditures and expected returns, considering project risks and expected cash flows from such investments. In tubular services, we continue to monitor industry wide OCTG inventory levels, mill shipments, OCTG pricing and our inventory turnover levels.

Consolidated Results of Operations

	Year Ended December 31,
			Variance			Variance
			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%

Revenues
Well site services — Accommodations	$314.0	$287.3	$26.7	9%	$190.0	$97.3	51%
Rental Tools	200.6	134.8	65.8	49%	66.9	67.9	101%
Drilling and Other	134.5	86.7	47.8	55%	46.4	40.3	87%
Workover Services	8.6	39.9	(31.3)	(78)%	33.6	6.3	19%

Total Well Site Services	657.7	548.7	109.0	20%	336.9	211.8	63%
Offshore Products	389.7	271.2	118.5	44%	206.8	64.4	31%
Tubular services	876.0	711.7	164.3	23%	427.3	284.4	67%

Total	$1,923.4	$1,531.6	$391.8	26%	$971.0	$560.6	58%

Product costs; Service and other costs (“Cost of sales and service”)
Well site services —
Accommodations	$208.6	$221.1	$(12.5)	(6)%	$134.5	$86.6	64%
Rental Tools	94.4	68.4	26.0	38%	36.5	31.9	87%
Drilling and Other	69.1	53.9	15.2	28%	31.8	22.1	69%
Workover Services	5.3	28.1	(22.8)	(81)%	25.9	2.2	8%

Total Well Site Services	377.4	371.5	5.9	2%	228.7	142.8	62%
Offshore Products	293.9	209.5	84.4	40%	169.2	40.3	24%
Tubular services	796.7	625.2	171.5	27%	376.7	248.5	66%

Total	$1,468.0	$1,206.2	$261.8	22%	$774.6	$431.6	56%

	Year Ended December 31,
			Variance			Variance
			2006 vs. 2005			2005 vs. 2004
	2006	2005	$	%	2004	$	%

Gross margin
Well site services —
Accommodations	$105.4	$66.2	$39.2	59%	$55.5	$10.7	19%
Rental Tools	106.2	66.4	39.8	60%	30.4	36.0	118%
Drilling and Other	65.4	32.8	32.6	99%	14.6	18.2	125%
Workover Services	3.3	11.8	(8.5)	(72)%	7.7	4.1	53%

Total Well Site Services	280.3	177.2	103.1	58%	108.2	69.0	64%
Offshore Products	95.8	61.7	34.1	55%	37.6	24.1	64%
Tubular services	79.3	86.5	(7.2)	(8)%	50.6	35.9	71%

Total	$455.4	$325.4	$130.0	40%	$196.4	$129.0	66%

Gross margin as a percent of revenues
Well site services —
Accommodations	34%	23%			29%
Rental Tools	53%	49%			45%
Drilling and Other	49%	38%			31%
Workover Services	38%	30%			23%
Total Well Site Services	43%	32%			32%
Offshore Products	25%	23%			18%
Tubular services	9%	12%			12%
Total	24%	21%			20%

We reported net income for the year ended December 31, 2006 of $197.6 million, or $3.89 per diluted share. These results compare to $121.8 million, or $2.41 per diluted share, reported for the year ended December 31, 2005 and $59.4 million, or $1.19 per diluted share, for the year ended December 31, 2004. With continuing strong activity and contributions from acquisitions and capital investments, we recognized year-over-year growth in revenues of 26% in 2006 and 58% 2005. Net income in 2006 included the recognition of a non-cash, pre-tax gain of $11.3 million, or an after-tax gain of $0.12 per diluted share, on the sale of the Company’s workover services business to Boots & Coots.

Revenues.  Consolidated revenues increased $391.8 million in 2006 as a result of increased well site services revenues of $109.0 million, or 20%; increased offshore products revenues of $118.5 million, or 44%; and increased tubular services revenues of $164.3 million, or 23%. Consolidated revenues increased $560.6 million in 2005 compared to 2004 as a result of increased well site services revenues of $211.8 million, or 63%; increased offshore products revenues of $64.4 million, or 31%, and increased tubular services revenues of $284.4 million, or 67%.

Well site services revenues increased in both 2006 and 2005 due to year-over-year improvements in North American drilling and completion activity, contributions from capital expenditures in both years and acquisitions. These increases were partially offset by the sale of the hydraulic workover business completed in the first quarter of 2006. In addition, prices realized for our rental tools and our drilling and other services improved in 2006 and 2005 compared to prior years, and we experienced increased activity in support of the oil sands developments in Canada in 2005.

Offshore products revenues increased in both 2006 and 2005 due to increased deepwater development spending and capital equipment upgrades by our customers.

Our offshore products backlog totaled $349.3 million at December 31, 2006, $110.7 million at December 31, 2005 and $97.5 million at December 31, 2004. We believe that the deepwater construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. While changes in backlog levels from one period to the next do not necessarily evidence a long-term trend, we believe activity levels in our offshore products segment will increase in future periods, given the growth in our backlog, when compared to year end 2005 and 2004 levels.

Tubular services revenues increased 23% in 2006 compared to 2005 due to increased U.S. drilling activity and contributions from an acquisition that closed in June 2005. For the year ended December 31, 2006, tons shipped increased by 19% compared to the same period in 2005. Our average OCTG selling prices increased 3.5% from the year 2005 to the year 2006. Tubular services revenues increased 67% in 2005 compared to 2004 due to increased industry demand, higher OCTG prices and contributions from acquisitions completed in May 2004 and June 2005. Our average OCTG selling prices increased 40% from the year 2004 to the year 2005.

Cost of Sales and Service.  Our consolidated cost of sales and services increased $261.8 million, or 22%, in 2006 compared to 2005 as a result of increases at well site services of $5.9 million, or 2%, at offshore products of $84.4 million, or 40%, and at tubular services of $171.5 million, or 27%. Our consolidated cost of sales and services increased $431.6 million, or 56%, in 2005 compared to 2004 as a result of increases at well site services of $142.8 million, or 62%, at offshore products of $40.3 million, or 24%, and at tubular services of $248.5 million, or 66%. Generally, the increases in our cost of sales and services in both 2006 and 2005 were in line with our increases in revenues resulting in consistent consolidated gross margins.

The increase in cost of sales and services at our tubular services business in 2006 compared to 2005 was slightly higher than the increase in revenues for the same period due to an increase in relatively low margin carbon grade sales when compared to premium grade OCTG sales and less frequent OCTG mill price increases in 2006 when compared to 2005.

Accommodations cost of sales and services decreased for the year ended December 31, 2006 compared to 2005 and increased for the year ended December 31, 2005 compared to 2004. In 2005, a large fabrication project was delivered to a customer on a sale basis. In 2004 and 2006, our revenues consisted of a higher mix of service revenue which has a lower cost element.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (SG&A) increased $22.5 million, or 26.6%, in the year ended December 31, 2006 compared to the same period in 2005. During the year ended December 31, 2006, SG&A totaled $107.2 million, or 5.6% of revenues, compared to SG&A of $84.7 million, or 5.5% of revenues, for the year ended December 31, 2005. Increased SG&A expense associated with acquisitions, higher ad valorem taxes for OCTG inventory, increased incentive compensation accruals, and higher stock compensation costs due, in part, to the adoption of SFAS 123R were the primary factors causing the increased SG&A in 2006 compared to 2005.

SG&A increased $19.9 million, or 30.6%, in 2005 compared to the same period in 2004. During the year ended December 31, 2005, SG&A totaled $84.7 million, or 5.5% of revenues, compared to SG&A of $64.8 million, or 6.7% of revenues, for the year ended December 31, 2004. Increased SG&A expense associated with acquisitions completed since 2004, higher ad valorem taxes for increased levels of OCTG inventory, increased incentive compensation expense, and higher professional fees associated with Sarbanes-Oxley compliance were the primary factors causing increased SG&A in 2005 compared to 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased $7.6 million, or 16.3%, in the year ended December 31, 2006 compared to the same period in 2005. Depreciation and amortization expense increased $10.7 million, or 29.8%, in 2005 compared to 2004. Depreciation and amortization expense increased in 2006 and 2005 due primarily to acquisitions and capital expenditures.

Operating Income.  Consolidated operating income increased $103.4 million, or 53%, in 2006 compared to 2005 as a result of increases at well site services of $90.7 million, or 87%, and at offshore products of $29.4 million, or 111%, which were partially offset by decreased tubular services operating income of $8.4 million, or 11%. Consolidated operating income increased $99.5 million, or 105%, in 2005 compared to 2004 as a result of increases at well site services of $49.2 million, or 89%, at offshore products of $19.3 million, or 268%, and at tubular services of $34.0 million, or 83%.

Interest Expense and Interest Income.  Interest expense increased $5.5 million, or 39.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Interest expense increased $6.2 million, or

81.3%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Interest expense increased due to higher debt levels resulting from acquisitions and capital expenditures, combined with higher interest rates. The weighted average interest rate on the Company’s revolving credit facility was 6.4% for 2006, 4.7% for 2005 and 3.6% for 2004. Interest income increased in 2006 primarily because of the notes receivable resulting from the sale of our hydraulic workover business (see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Equity in Earnings of Unconsolidated Affiliates.  Our equity in earnings of unconsolidated affiliates is higher in 2006 than 2005 primarily because of the sale of our workover services business and resultant interest in Boots & Coots common stock, which we account for under the equity method (see Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). Our equity in earnings of unconsolidated affiliates increased in 2005 compared to 2004 due primarily to an equity affiliate in the OCTG business that experienced higher profitability in 2005 compared to 2004.

Income Tax Expense.  Our income tax provision for the year ended December 31, 2006 totaled $104.0 million, or 34.5% of pretax income, compared to $60.7 million, or 33.3% of pretax income, for the year ended December 31, 2005 and $29.4 million, or 33.1% of pretax income during the year ended December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tax Matters” discussion below.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, such as expanding our accommodations facilities, expanding and upgrading our manufacturing facilities and equipment, adding drilling rigs and increasing and replacing rental tool assets, funding new product development and funding general working capital needs. In addition, capital is needed to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and proceeds from our $175 million convertible note offering in 2005 (see Note 8 to Consolidated Financial Statements included in this Annual Report on Form 10-K).

Cash totaling $137.4 million was provided by operations during the year ended December 31, 2006 compared to cash totaling $33.4 million provided by operations during the year ended December 31, 2005. During 2006, $95.1 million was used to fund working capital due in part to increases in receivables and inventories in our offshore products segment given the growth in activity.

Cash was used in investing activities during the years ended December 31, 2006 and 2005 in the amount of $114.2 million and $229.9 million, respectively. Capital expenditures, including capitalized interest, totaled $129.1 million and $83.4 million during the years ended December 31, 2006 and 2005, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment. Capital expenditures for wellsite services in 2006 included $59.5 million in accommodations, $32.6 million in drilling services (including $13.1 million for the acquisition of three drilling rigs from Eagle Rock Drilling) and $24.5 million in rental tools. In 2005, we spent $36.8 million in accommodations, $14.0 million in drilling services and $19.8 million in rental tools. In addition, we completed various acquisitions totaling $147.6 million net of cash acquired, during 2005.

On February 1, 2005, we completed the acquisition of Elenburg Exploration Company, Inc. (Elenburg), a Wyoming based land drilling company for cash consideration of $21.3 million, net of cash acquired and including transaction costs, but excluding a note payable to the former owners of $0.8 million. At the time of acquisition, Elenburg owned and operated 7 rigs which provided shallow land drilling services in Montana, Wyoming, Colorado, and Utah.

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

On June 2, 2005, we purchased Phillips Casing and Tubing, L.P. (Phillips) for cash consideration of $31.2 million, including transaction costs. Phillips distributes OCTG primarily carbon ERW (electronic resistance welded) pipe, from its facilities in Midland and Godley, Texas.

On June 6, 2005, we acquired Noble Structures, Inc. for cash consideration of $7.9 million, including transaction costs, but excluding a note payable of $0.8 million. The acquisition expanded our accommodations manufacturing capabilities in Canada in order to meet increased demand for remote site facilities, principally in the oil sands region.

The cash consideration paid for all of our acquisitions in the period was initially funded utilizing our existing bank credit facility and a $25 million bridge loan. The bridge loan was subsequently repaid with proceeds from the 2 3/8% convertible notes sold in June 2005 (see Note 8 to the Consolidated Financial Statements included in this annual report on Form 10-K).

On February 9, 2007, Boots & Coots announced it had filed a registration statement to sell 26 million shares of common stock including 13 million shares we own. The closing price of Boots & Coots common stock on the date of the announcement was $2.26. We own a total of 26.5 million shares of Boots & Coots common stock with a carrying value of $1.31 per share as of December 31, 2006. There can be no assurance about the timing of this announced stock sale or whether this transaction will ultimately take place.

We currently expect to spend a total of approximately $203 million for capital expenditures during 2007 to expand our product and service offering, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

Net cash of $11.2 million was used in financing activities during the year ended December 31, 2006, primarily as a result of treasury stock purchases and debt repayments partially offset by proceeds from stock option exercises. A total of $195.3 million was provided by financing activities during the year ended December 31, 2005, primarily as a result of our issuance of $175.0 million of contingent convertible senior notes (see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. Through December 31, 2006, a total of $50 million of our stock (1,824,432 shares), has been repurchased under this program, leaving a total of up to approximately $50 million remaining available under the program.

On December 5, 2006, we amended our existing credit agreement dated as of October 30, 2003 (the Credit Agreement). The amendment to the Credit Agreement increased the total commitments under the Credit Agreement from $325 million to $400 million and extended the maturity of the Credit Agreement to December 5, 2011. The Credit Agreement permits the Company incremental borrowings of up to $100 million under the Credit Agreement, subject to lender approval, on the same terms and conditions. The Credit Agreement, which governs our credit facility, contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. During the year 2006, our applicable margin over LIBOR ranged from 0.75% to 1.25% and it was 0.75% as of December 31, 2006. Our weighted average interest rate paid under the Credit Agreement was 6.2% during the year ended December 31, 2006 and 4.6% for the year ended December 31, 2005.

As of December 31, 2006, we had $215.4 million outstanding under the Credit Facility and an additional $10.7 million of outstanding letters of credit, leaving $173.9 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $9.0 million. As of December 31, 2006, we had $1.0 million outstanding under these other facilities and an additional $0.6 million of outstanding letters of credit leaving $7.4 million available to be drawn under these facilities. Our total debt represented 32.2% of the total of debt and shareholder’s equity at December 31, 2006.

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

The following summarizes our contractual obligations at December 31, 2006 (in thousands):

		Due in Less	Due in	Due in	Due After
December 31, 2006	Total	Than 1 Year	1-3 Years	3 - 5 Years	5 Years

Contractual obligations:
Total debt, including capital leases	$398,602	$6,873	$339	$216,390	$175,000
Non-cancelable operating leases	26,409	5,824	11,066	2,182	7,337
Purchase obligations	97,864	93,307	4,557	—	—

Total contractual cash obligations	$522,875	$106,004	$15,962	$218,572	$182,337

Our debt obligations at December 31, 2006 are included in our consolidated balance sheet, which is a part of our consolidated financial statements included in this Annual Report on Form 10-K. We have not entered into any material leases subsequent to December 31, 2006.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Tax Matters

Our primary deferred tax asset, which totaled $8.2 million at December 31, 2006, is related to $23.4 million in available federal net operating loss carryforwards, or NOLs, as of that date. The NOLs will expire in varying amounts during the years 2010 through 2011 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. We currently believe that substantially all of our NOL’s will be utilized.

Our income tax provision for the year ended December 31, 2006 totaled $104.0 million, or 34.5% of pretax income. During the year ended December 31, 2006, the Company recognized a tax benefit triggered by employee exercises of stock options totaling $5.0 million. Such benefit was credited to additional paid-in capital. Our income tax provision for the year ended December 31, 2005 totaled $60.7 million, or 33.3% of pretax income. The income tax provision for the year 2005 included a $4.7 million income tax benefit related to the reversal of substantially all of the remaining valuation allowance applied against NOLs which were recorded as of the prior year end.

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

Our valuation allowances, especially related to potential bad debts in accounts receivable and to obsolescence or market value declines of inventory, involve reviews of underlying details of these assets, known trends in the marketplace and the application of historical factors that provide us with a basis for recording these allowances. If market conditions are less favorable than those projected by management, or if our historical experience is materially different from future experience, additional allowances may be required. We have, in past years, recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. See Note 10 — Income Taxes in the Consolidated Financial Statements included in this Annual Report on Form 10-K and “Tax Matters” herein.

The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

Since the adoption of SFAS No. 123R, we are required to estimate the fair value of stock compensation made pursuant to awards under our 2001 Equity Participation Plan (Plan). An initial estimate of fair value of each stock option or restricted stock award determines the amount of stock compensation expense we will recognize in the future. To estimate the value of stock option awards under the Plan, we have selected a fair value calculation model. We have chosen the Black Scholes “closed form” model to value stock options awarded under the Plan. We have chosen this model because our option awards have been made under straightforward and consistent vesting terms, option prices and option lives. Utilizing the Black Scholes model requires us to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future stock compensation expense recognition. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

Recent Accounting Pronouncements

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

We adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. We adopted SFAS 123R using the modified prospective transition method (see Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company plans to adopt the provisions of SFAS 157 in 2008 and, when adopted, does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax position. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

ITEM 7A.	Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  We have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. As of December 31, 2006, we had floating rate obligations totaling approximately $215.4 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2006 levels, our consolidated interest expense would increase by a total of approximately $2.2 million annually.

Foreign Currency Exchange Rate Risk.  Our operations are conducted in various countries around the world in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2006, our realized foreign exchange losses were $0.4 million and are included in other operating expense (income) in the consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data of the Company appear on pages 43 through 74 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 15 to our Consolidated Financial Statements, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

Item 9A.	Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Annual Report on Form 10-K.

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

The Company’s management report on internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page 43 and is incorporated herein by reference.

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

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported on a Form 8-K during such time.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(1) Information concerning directors, including the Company’s audit committee financial expert, appears in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, under “Election of Directors.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

(2) Information with respect to executive officers appears in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, under “Executive Officers of the Registrant.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

(3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

The table below provides information relating to our equity compensation plans as of December 31, 2006:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in First Column)

Equity compensation plans
approved by security
holders	2,420,552	$18.73	2,173,103
Equity compensation plans not approved by security holders*	N/A	N/A	N/A

Total	2,420,552	$18.73	2,173,103

•	We do not have any equity compensation plans not approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appear in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders under the heading “Fees Paid to Ernst & Young LLP” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements:  Reference is made to the index set forth on page 45 of this Annual Report on Form 10-K.

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

(b) Index of Exhibits

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).
4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).

Exhibit No.			Description

10.1		—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.2		—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.3		—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.4		—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.5**	—	2001 Equity Participation Plan as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).
10	.6**	—	Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).
10	.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.8**	—	Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.9**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.10**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10	.11**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.12		—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)
10	.12A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).

Exhibit No.			Description

10	.12B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.12C	—	Amendment No. 2, dated as of December 5, 2006, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12C to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2006).
10	.13A**	—	Restricted Stock Agreement, dated February 8, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May 15, 2001).
10	.13B**	—	Restricted Stock Agreement, dated February 22, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13B to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).
10	.14**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004).
10	.15**	—	Form of Executive Agreement between Oil States International, Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).
10	.16**	—	Douglas E. Swanson contingent option award dated as of February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).
10	.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).
10	.18**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.19**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.20**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on November 15, 2006).
10	.21**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K as filed with the Commission on May 24, 2005).
10	.22**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005).

Exhibit No.			Description

10	.23**	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 22.2 to the Company’s Report of Form 8-K, as filed with the Commission on May 24, 2005).
10	.24**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2006, as filed with the Commission on November 3, 2006).
21	.1*	—	List of subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24	.1*	—	Powers of Attorney for Directors.
31	.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31	.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32	.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
32	.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

By:	/s/ DOUGLAS E. SWANSON
Douglas E. Swanson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2007.

Signature		Title

/s/ STEPHEN A. WELLS* Stephen A. Wells		Chairman of the Board

/s/ DOUGLAS E. SWANSON Douglas E. Swanson		Director, Chief Executive Officer (Principal Executive Officer)

/s/ BRADLEY J. DODSON Bradley J. Dodson		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ROBERT W. HAMPTON Robert W. Hampton		Senior Vice President — Accounting and Secretary(Principal Accounting Officer)

MARTIN LAMBERT* Martin Lambert		Director

S. JAMES NELSON, JR.* S. James Nelson, Jr.		Director

MARK G. PAPA* Mark G. Papa		Director

GARY L. ROSENTHAL* Gary L. Rosenthal		Director

WILLIAM T. VAN KLEEF* William T. Van Kleef		Director

*By:	/s/ BRADLEY J. DODSON* Bradley J. Dodson, pursuant to a power of attorney filed as Exhibit 24.1 to this Annual Report on Form 10-K

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting	43
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	44
Report of Independent Registered Public Accounting Firm on Management’s Assessment of the Effectiveness of the Company’s Internal Control Over Financial Reporting and on the Effectiveness of the Company’s Internal Control Over Financial Reporting	45
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004	46
Consolidated Balance Sheets at December 31, 2006 and 2005	47
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	48
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	49
Notes to Consolidated Financial Statements	50 — 74

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

Oil States International, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Oil States International, Inc.’s independent registered public accounting firm has audited our assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on Page 45.

OIL STATES INTERNATIONAL, INC.
Houston, Texas

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 23, 2007

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Oil States International, Inc. and subsidiaries (Oil States International, Inc., or the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 23, 2007

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Product	$1,232,149	$946,907	$607,387
Service and other	691,208	584,729	363,625

	1,923,357	1,531,636	971,012

Costs and expenses:
Product costs	1,082,379	808,833	521,152
Service and other costs	385,609	397,354	253,486
Selling, general and administrative expenses	107,216	84,672	64,810
Depreciation and amortization expense	54,340	46,704	35,988
Other operating expense (income)	(4,124)	(488)	460

	1,625,420	1,337,075	875,896

Operating income	297,937	194,561	95,116
Interest expense	(19,389)	(13,903)	(7,667)
Interest income	2,506	475	363
Equity in earnings of unconsolidated affiliates	7,148	1,276	361
Sale of workover services business	11,250	—	—
Other income	2,195	98	595

Income before income taxes	301,647	182,507	88,768
Income tax provision	(104,013)	(60,694)	(29,406)

Net income attributable to common shares	$197,634	$121,813	$59,362

Basic net income per share	$3.99	$2.47	$1.20
Diluted net income per share	$3.89	$2.41	$1.19
Weighted average number of common shares outstanding (in thousands):
Basic	49,519	49,344	49,329
Diluted	50,773	50,479	50,027

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$28,396	$15,298
Accounts receivable, net	351,701	274,070
Inventories, net	386,182	360,926
Prepaid expenses and other current assets	17,710	13,450

Total current assets	783,989	663,744
Property, plant and equipment, net	358,716	310,452
Goodwill, net	331,804	339,703
Investments in unconsolidated affiliates	38,079	2,265
Other noncurrent assets	58,506	26,708

Total assets	$1,571,094	$1,342,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$199,842	$214,504
Income taxes	11,376	7,023
Current portion of long-term debt	6,873	3,901
Deferred revenue	58,645	34,046
Other current liabilities	3,680	3,223

Total current liabilities	280,416	262,697
Long-term debt	391,729	402,109
Deferred income taxes	38,020	35,259
Other liabilities	21,093	8,823

Total liabilities	731,258	708,888
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 49,296,740 shares and 49,179,258 shares issued and outstanding, respectively	511	504
Additional paid-in capital	372,043	350,667
Retained earnings	487,627	289,993
Accumulated other comprehensive income	30,183	23,137
Common stock held in treasury at cost, 1,863,800 and 1,214,432 shares, respectively	(50,528)	(30,317)

Total stockholders’ equity	839,836	633,984

Total liabilities and stockholders’ equity	$1,571,094	$1,342,872

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Comprehensive	Income	Treasury
	Stock	Capital	Earnings	Income	(Loss)	Stock
	(In thousands)

Balance, December 31, 2003	492	333,855	108,818		12,289	(343)
Net income			59,362	$59,362
Currency translation adjustment				10,470	10,470

Comprehensive income				$69,832

Exercise of stock options, including tax benefit	4	4,792
Amortization of restricted stock compensation		109
Stock sold in deferred compensation plan						26
Other		150

Balance, December 31, 2004	496	338,906	168,180		22,759	(317)
Net income			121,813	$121,813
Currency translation adjustment				418	418
Other comprehensive loss				(40)	(40)

Comprehensive income				$122,191

Exercise of stock options, including tax benefit	8	11,204
Amortization of restricted stock compensation		557
Stock acquired for cash						(30,000)

Balance, December 31, 2005	504	350,667	289,993		23,137	(30,317)
Net income			197,634	$197,634
Currency translation adjustment				7,016	7,016
Other comprehensive income				30	30

Comprehensive income				$204,680

Exercise of stock options, including tax benefit	7	13,494
Amortization of restricted stock compensation		1,949
Restricted stock award		140				(303)
Stock option expense		5,647
Stock acquired for cash						(19,970)
Stock sold in deferred compensation plan		146				62

Balance, December 31, 2006	$511	$372,043	$487,627		$30,183	$(50,528)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net income	$197,634	$121,813	$59,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,340	46,704	35,988
Deferred income tax provision (credit)	755	(3,082)	6,870
Excess tax benefits from share-based payment arrangements	(5,007)	—	—
Tax benefit of option exercises	—	3,660	1,117
Non-cash gain on sale of workover services business	(11,250)	—	—
Provision for loss on accounts receivable	1,475	877	419
Deferred financing cost amortization	1,251	872	490
Loss (gain) on disposal of assets	(7,707)	970	(378)
Equity in earnings of unconsolidated subsidiaries	(7,148)	(1,276)	(180)
Non-cash compensation charge	7,595	558	109
Other, net	562	546	(200)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(88,429)	(49,861)	(56,120)
Inventories	(22,569)	(128,087)	(41,587)
Accounts payable and accrued liabilities	(18,593)	39,206	67,251
Taxes payable	11,621	(2,505)	2,559
Other current assets and liabilities, net	22,837	3,003	21,467

Net cash flows provided by operating activities	137,367	33,398	97,167
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(99)	(147,608)	(80,806)
Cash balances of workover services business sold	(4,366)	—	—
Capital expenditures, including capitalized interest	(129,090)	(83,392)	(60,041)
Proceeds from sale of buildings and equipment	20,907	2,275	3,197
Other, net	(1,600)	(1,156)	(63)

Net cash flows used in investing activities	(114,248)	(229,881)	(137,713)
Cash flows from financing activities:
Revolving credit borrowings (repayments)	(6,617)	49,885	43,900
Contingent convertible notes issued	—	175,000	—
Bridge loan and other borrowings	—	25,000	102
Debt repayments	(2,284)	(25,641)	(8,934)
Issuance of common stock	8,509	7,552	3,968
Purchase of treasury stock	(15,056)	(30,000)	—
Excess tax benefits from share based payment arrangements	5,007	—	—
Payment of financing costs	(580)	(6,527)	(81)
Other, net	(180)	—	(139)

Net cash flows provided by (used in) financing activities	(11,201)	195,269	38,816
Effect of exchange rate changes on cash	1,350	(2,555)	2,737

Net increase in cash and cash equivalents from continuing operations	13,268	(3,769)	1,007
Net cash used in discontinued operations — operating activities	(170)	(673)	(585)
Cash and cash equivalents, beginning of year	15,298	19,740	19,318

Cash and cash equivalents, end of year	$28,396	$15,298	$19,740

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

Oil States Industries, Inc.

Oil States Industries, Inc. (OSI), which comprises our offshore products segment, is a subsidiary of Oil States and is a leading designer and manufacturer of a diverse range of products for offshore platforms, subsea pipelines, and defense and general industrial applications. Major product lines include flexible bearings, advanced connectors, winches, mooring and lifting systems, services for installing and removing offshore platforms, downhole production equipment, and custom molded products. Sales are made primarily to major oil companies, large and small independent oil and gas companies, drilling contractors, and well service and workover operators on a worldwide basis. OSI has facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England; Singapore and Thailand.

PTI Group, Inc.

PTI, which is part of our well site services segment, is located in Alberta, Canada and is a supplier of integrated housing, food, site management and logistics support services to remote sites utilized by extractive and other industries primarily in Canada, Europe, the Middle East and the United States.

Oil States Energy Services, Inc. (formerly, HWC Energy Services, Inc.)

Oil States Energy Services, Inc. (OSES), which is part of our well site services segment, provides drilling services and rental equipment to the oil and gas industry. In West Texas, Ohio, and the Rocky Mountains area, OSES operates, through its subsidiaries Capstar Drilling, L.P. and Elenburg Exploration Company, shallow to medium depth drilling rigs with automated pipe handling capabilities. Specialty Rental Tools and Supply, L.P., a subsidiary of OSES, provides rental equipment for drilling and workover operations in Texas, Louisiana, Mississippi, New Mexico, Oklahoma, Arkansas and Wyoming. Stinger Wellhead Protection, Inc. and affiliates (Stinger), a subsidiary of OSES, provides wellhead isolation equipment and services in the U.S., Canada, South America and Central America.

Sooner, Inc.

Sooner, which comprises our tubular services segment, is a distributor of oilfield tubular products with operations located primarily in the United States. The majority of sales are to large fully integrated and independent oil companies headquartered in the U.S.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, notes receivable, payables, and debt instruments. The Company believes that the carrying values of these instruments, other than our fixed rate contingent convertible senior notes, on the accompanying consolidated balance sheets approximate their fair values.

The fair value of our 2 3/8% contingent convertible senior notes is estimated based on prices quoted from third-party financial institutions. The carrying and fair values of these notes are as follows (in thousands):

	December 31,
	2006			2005
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value

2 3/8% contingent convertible senior notes due 2025	2 3/8%	$175,000	$218,094	$175,000	$212,741

Inventories

Inventories consist of tubular and other oilfield products, manufactured equipment, spare parts for manufactured equipment, raw materials and supplies and raw materials for remote accommodation facilities. Inventories include raw materials, labor, subcontractor charges and manufacturing overhead and are carried at the lower of cost or market. The cost of inventories is determined on an average cost or specific-identification method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under capital lease, using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Goodwill

Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets. Goodwill is stated net of accumulated amortization of $17.4 million at December 31, 2006 and $18.3 million at December 31, 2005.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within stockholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statements of income as incurred.

Foreign Exchange Risk

A portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Foreign exchange risk is also managed through the use of derivative financial instruments and foreign currency denominated debt. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. The financial instruments employed to manage foreign exchange risk consisted of forward exchange contracts with notional amounts of $1.5 million at December 31, 2005. The Company had no such contracts outstanding at December 31, 2006 or December 31, 2004. Net gains or losses from foreign currency exchange contracts that are designated as hedges are recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Exchange gains and losses have totaled $0.4 million loss in 2006, a $0.2 million gain in 2005 and a $1.3 million loss in 2004 and are included in other operating expense (income).

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the year ended December 31, 2006, $0.1 million was capitalized. No interest was capitalized in 2005 or 2004.

Revenue and Cost Recognition

Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectibility is probable and pricing is fixed and determinable. Our product sales terms do not include significant post delivery obligations. For significant projects built to customer specifications, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In drilling services and rental tool services, revenues are recognized based on a periodic (usually daily) rental rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as gains or losses on the disposition of assets. For drilling services contracts based on footage drilled, we recognize revenues as footage is drilled. Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

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

We purchased 79% of our oilfield tubular goods from three suppliers in 2006, with the largest supplier representing 46% of our purchases in the period. The loss of any significant supplier in our tubular services segment could adversely affect us.

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

Earnings per Share

The Company’s basic income per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 256,787 and 267,348 shares of common stock as of December 31, 2006 and 2005, respectively, issuable upon exercise of exchangeable shares of one of the Company’s Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in connection with the Company’s IPO and the combination of PTI into the Company, are intended to have characteristics essentially equivalent to the Company’s common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. Diluted EPS amounts include the effect of the

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s outstanding stock options under the treasury stock method. All shares of restricted stock awarded under the Company’s Equity Participation Plan are included in the Company’s fully diluted shares.

Shares assumed issued upon conversion of the Company’s 2 3/8% Contingent Convertible Notes averaged 391,434 and 87,210 during the years ended December 31, 2006 and December 31, 2005, respectively, and are included in the calculation of fully diluted earnings per share.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. During the year ended December 31, 2006, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards totaling $7.6 million. Prior to the adoption of SFAS 123R, only shares of restricted stock awarded under the Equity Participation Plan were considered to be compensatory in nature. Accordingly, the Company recognized non-cash general and administrative expenses for restricted stock awards that totaled $0.6 million and $0.1 million in the years ended December 31, 2005 and 2004, respectively. An additional $0.1 million was recognized in 2004 for a stock option performance award. The Company accounts for assets held in a rabbi trust for certain participants under the Company’s deferred compensation plan in accordance with EITF 97-14. See Note 13.

Guarantees

The Company applies FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others,” for the Company’s obligations under certain guarantees.

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

Changes in the warranty reserves were as follows (in thousands):

	Year Ended December 31,
	2006	2005

Beginning balance	$1,527	$2,040
Provisions for warranty	4,222	3,676
Consumption of reserves	(4,109)	(4,305)
Translation and other changes	16	116

Ending balance	$1,656	$1,527

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2006, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was approximately $11.3 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include the costs associated with the disposal of discontinued operations, including potential future adjustments as a result of contractual agreements, revenue and income recognized on the percentage-of-completion method, estimate of the Company’s share of earnings from equity method investments, the valuation allowance recorded on net deferred tax assets, warranty, inventory and bad debt reserves. Actual results could differ from those estimates.

Discontinued Operations

Prior to our initial public offering in February 2001, we sold businesses and reported the operating results of those businesses as discontinued operations. Existing reserves related to the discontinued operations as of December 31, 2006 and 2005 represent an estimate of the remaining contingent liabilities associated with the Company’s exit from those businesses.

3.	Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at December 31, 2006 and 2005 is presented below (in thousands):

	2006	2005

Accounts receivable:
Trade	$269,136	$236,936
Unbilled revenue	83,782	36,789
Other	1,726	2,514
Allowance for doubtful accounts	(2,943)	(2,169)

	$351,701	$274,070

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

Inventories:
Tubular goods	$261,785	$274,232
Other finished goods and purchased products	50,095	35,716
Work in process	45,848	30,288
Raw materials	35,642	26,412

Total inventories	393,370	366,648
Inventory reserves	(7,188)	(5,722)

	$386,182	$360,926

	Estimated
	Useful Life	2006	2005

Property, plant and equipment:
Land		$9,112	$9,576
Buildings and leasehold improvements	5-50 years	77,853	60,049
Machinery and equipment	2-20 years	326,977	292,713
Rental tools	1-10 years	64,178	72,327
Office furniture and equipment	1-10 years	18,832	16,231
Vehicles	4-10 years	31,541	26,035
Construction in progress		18,811	22,283

Total property, plant and equipment		547,304	499,214
Less: Accumulated depreciation		(188,588)	(188,762)

		$358,716	$310,452

Depreciation expense was $50.5 million, $43.3 million and $33.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

	2006	2005

Accounts payable and accrued liabilities:
Trade accounts payable	$142,204	$168,445
Accrued compensation	29,058	22,529
Accrued insurance	5,836	4,820
Accrued taxes, other than income taxes	3,317	4,354
Reserves related to discontinued operations	3,357	3,527
Other	16,070	10,829

	$199,842	$214,504

4.	Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. We adopted SFAS 123R using the modified prospective transition method. See Note 13.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Among other changes, this Statement requires retrospective application for voluntary changes in accounting principles, unless it is impractical to do so. Guidance is provided on how to account for changes when retrospective application is impractical. This Statement was effective beginning January 1, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company plans to adopt the provisions of SFAS 157 in 2008 and does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax position. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

5.	Earnings Per Share (EPS)

	2006	2005	2004
	(In thousands, except per share data)

Basic earnings per share:
Net income	$197,634	$121,813	$59,362
Weighted average number of shares outstanding	49,519	49,344	49,329
Basic earnings per share	$3.99	$2.47	$1.20
Diluted earnings per share:
Net income	$197,634	$121,813	$59,362
Weighted average number of shares outstanding (basic)	49,519	49,344	49,329
Effect of dilutive securities:
Options on common stock	807	973	662
2 3/8% contingent convertible notes	391	87	—
Restricted stock	56	75	36
Total shares and diluted securities	50,773	50,479	50,027
Diluted earnings per share	$3.89	$2.41	$1.19

6.	Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We have six reporting units as of December 31, 2006, a decrease of one since December 31, 2005 due to the sale of our workover services business (See Note 7). Goodwill is allocated to each of the reporting units based on actual acquisitions made by the Company and its subsidiaries. We would recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the unit’s fair value. The Company uses comparative market multiples to establish fair values. The Company has never recognized a goodwill impairment.

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required. No provision for impairment was required based on the evaluations performed.

Changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005 are as follows (in thousands):

	Offshore	Wellsite		Tubular
	Products	Services		Services	Total

Balance as of December 31, 2004	$75,582	$130,860		$51,604	$258,046
Goodwill acquired	2	69,320		10,799	80,121
Foreign currency translation and other changes	(662)	2,586		(388)	1,536

Balance as of December 31, 2005	74,922	202,766		62,015	339,703
Goodwill acquired	—	—		—	—
Foreign currency translation and other changes	794	(9,131	)(1)	438	(7,899)

Balance as of December 31, 2006	$75,716	$193,635		$62,453	$331,804

(1)	Effective March 1, 2006, the Company sold its workover services business — See Note 7. A total of $9,340 of goodwill was removed in connection with the workover services business sold and considered in the calculation of the gain recognized in that transaction. The remainder of this change for well site services relates to foreign currency and other changes.

The portion of goodwill deductible for tax purposes totals approximately $1.3 million at December 31, 2006. The following table presents the total amount assigned and the total amount amortized for major intangible asset classes as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Non-compete agreements	$14,644	$9,279	$14,282	$6,206
Patents and other	7,824	1,713	7,784	981

	$22,468	$10,992	$22,066	$7,187

Intangible assets, other than goodwill, are included within Other noncurrent assets in the Consolidated Balance Sheet. The weighted average remaining amortization period for all intangible assets, other than goodwill and indefinite lived intangibles, is 6.5 years and 6.7 years as of December 31, 2006 and 2005, respectively. Total amortization expense is expected to be $3.6 million, $2.2 million, $1.6 million, $0.8 million and $0.4 million in

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, 2008, 2009, 2010 and 2011, respectively. Amortization expense was $3.9 million, $3.4 million and $2.3 million in the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Workover Services Business Transaction, Investment in Boots & Coots and Notes Receivable from Boots & Coots

Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots in exchange for 26.5 million shares of Boots & Coots common stock and senior subordinated promissory notes totaling $21.2 million. Our workover services business was part of our well site services segment prior to the combination.

As a result of the closing of the transaction, we acquired approximately 45.6% of the outstanding common stock of Boots & Coots. Stock issued by Boots & Coots subsequent to March 1, 2006 has reduced the Company’s ownership percentage to 44.6% at December 31, 2006. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature four and one half years from the closing of the transaction. The notes are included in Other Noncurrent Assets in the Consolidated Balance Sheet. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement within 30 days for all of the Boots & Coots shares we received in the transaction and also allowing us certain rights to include our shares of common stock of Boots & Coots in a registration statement filed by Boots & Coots. The shelf registration statement has been filed by Boots & Coots and was declared effective in the fourth quarter of 2006. The transaction terms also allowed us to designate three additional members to Boots & Coots’ existing five-member Board of Directors. All three directors designated by us have joined the Boots & Coots Board of Directors as of January 1, 2007.

The transaction resulted in a non-cash pretax gain of $20.7 million of which $9.4 million has not been recognized in accordance with the guidance in Emerging Issues Task Force Issue No. 01-2 covering gain recognition involving non-cash transactions and retained equity interests. After the gain adjustment and income taxes, the transaction had a $5.9 million, or $0.12 per diluted share, impact on net income and earnings per share, respectively, in the first quarter of 2006. We account for our investment in Boots & Coots utilizing the equity method of accounting. Differences between Boots & Coots’ total book equity after the transaction, net to the Company’s interest, and the carrying value of our investment in Boots & Coots are principally attributable to the unrecognized gain on the sale of the workover services business and to goodwill. At December 31, 2006, our investment in Boots & Coots totaled $34.6 million and is included within Investments in unconsolidated affiliates in the Consolidated Balance Sheet. The aggregate market value of Boots & Coots shares owned as of December 31, 2006 was $59.3 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-term Debt

As of December 31, 2006 and 2005, long-term debt consisted of the following (in thousands):

	2006	2005

US revolving credit facility, with available commitments up to $300 million; secured by substantially all of our assets; commitment fee on unused portion ranged from 0.25% to 0.375% per annum in 2006 and 2005; variable interest rate payable monthly based on prime or LIBOR plus applicable percentage; weighted average rate was 6.4% for 2006 and 4.7% for 2005	$186,200	$179,600
Canadian revolving credit facility, with available commitments up to $100 million; secured by substantially all of our assets; variable interest rate payable monthly based on the Canadian prime rate or Bankers Acceptance discount rate plus applicable percentage; weighted average rate was 5.4% for 2006 and 4.3% for 2005	29,177	42,885
2 3/8% contingent convertible senior notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2006 and 2007	6,689	7,493
Other revolving bank debt, with available commitments up to $5 million, weighted average rate was 8.25% for 2006	978	—
Obligations under capital leases	515	509
Other notes payable in monthly installments of principal and interest at various interest rates	43	523

Total debt	398,602	406,010
Less: current maturities	6,873	3,901

Total long-term debt	$391,729	$402,109

Scheduled maturities of combined long-term debt as of December 31, 2006, are as follows (in thousands):

2007	$6,873
2008	157
2009	109
2010	73
2011	216,390
Thereafter	175,000

$398,602

The Company’s capital leases consist primarily of plant facilities and equipment. The value of capitalized leases and the related accumulated depreciation totaled $1.0 million and $0.5 million, respectively, at December 31, 2006. The value of capitalized leases and the related accumulated depreciation totaled $2.2 million and $1.3 million, respectively, at December 31, 2005.

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

The notes are senior unsecured obligations of the Company and bear interest at a rate of 2 3/8% per annum. The notes mature on July 1, 2025, and may not be redeemed by the Company prior to July 6, 2012. Holders of the notes may require the Company to repurchase some or all of the notes on July 1, 2012, 2015, and 2020. The notes provide for a net share settlement, and therefore may be convertible, under certain circumstances, into a combination of cash, up to the principal amount of the notes, and common stock of the company, if there is any excess above the principal amount of the notes, at an initial conversion price of $31.75 per share. Shares underlying the notes were included in the calculation of diluted earnings per share during the year because the Company’s stock price exceeded the initial conversion price of $31.75 during the period. The terms of the notes require that the Company’s stock price in any quarter, for any period prior to July 1, 2023, be above 120% of the initial conversion price (or $38.10 per share) for at least 20 trading days in a defined period before the notes are convertible. Assuming the stock price contingency feature is met and the holders of the notes elect to convert when the stock price is $38.10 per share, the Company would be required to deliver $175 million in cash plus accrued interest and approximately 919,000 shares of common stock. The notes were not callable by the Company or convertible by the note holders at anytime in 2006. In connection with the note offering, the Company agreed to register the notes within 180 days of their issuance and to keep the registration effective for up to two years subsequent to the initial issuance of the notes. The notes were so registered in November 2005. If the Company does not keep the registration statement effective for approximately the next eighteen months, additional contingent interest would have to be paid to the note holders, subject to certain provisions. The maximum amount of contingent interest that could potentially inure to the note holders during such time period is not material to the consolidated financial position or the results of operations of the Company.

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

Revolving Credit Facility

On December 5, 2006, the Company amended its Credit Agreement dated October 30, 2003. The Company’s credit facility totals $400 million. Under this senior secured revolving credit facility with a group of banks, up to $100 million is available in the form of loans denominated in Canadian dollars and may be made to the Company’s principal Canadian operating subsidiaries. The facility matures on December 5, 2011. The Credit Agreement permits the Company incremental borrowings of up to $100 million under the Credit Agreement, subject to lender approval, on the same terms and conditions. Amounts borrowed under this facility bear interest, at the Company’s election, at either:

•	a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers’ Acceptance discount rate) plus a margin ranging from 0.5% to 1.25%; or

•	an alternate base rate equal to the higher of the bank’s prime rate and the federal funds effective rate (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate).

Commitment fees ranging from 0.175% to 0.25% per year are paid on the undrawn portion of the facility, depending upon our leverage ratio.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit facility is guaranteed by all of the Company’s active domestic subsidiaries and, in some cases, the Company’s Canadian and other foreign subsidiaries. The credit facility is secured by a first priority lien on all the Company’s inventory, accounts receivable and other material tangible and intangible assets, as well as those of the Company’s active subsidiaries. However, no more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

The credit facility contains negative covenants that limit the Company’s ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions.

Under the Company’s credit facility, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

As of December 31, 2006, we had $215.4 million outstanding under this facility and an additional $10.7 million of outstanding letters of credit leaving $173.9 million available to be drawn under the facility.

On January 11, 2005 the Company renewed its overdraft credit facility providing for borrowings totaling £2.0 million for UK operations. Interest is payable quarterly at a margin of 1.5% per annum over the bank’s variable base rate. All borrowings under this facility are payable on demand. No amounts were outstanding under this facility at December 31, 2006. Letters of credit totaling £0.3 million were outstanding as of December 31, 2006, leaving £1.7 million available to be drawn under this facility.

The Company maintains an additional revolving credit facility with a bank. A total of $1.0 million was outstanding under this facility as of December 31, 2006. This facility consists of a swing line with a bank, borrowings under which are used for working capital efficiencies.

9.	Retirement Plans

The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The Company recognized expense of $5.4 million, $4.3 million and $3.1 million, respectively, related to its various defined contribution plans during the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Income Taxes

Consolidated pre-tax income for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	2006	2005	2004

US operations	$206,288	$124,368	$56,827
Foreign operations	95,359	58,139	31,941

Total	$301,647	$182,507	$88,768

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	2006	2005	2004

Current:
Federal	$69,849	$40,385	$5,218
State	4,172	3,621	1,929
Foreign	30,193	19,770	15,308

	104,214	63,776	22,455

Deferred:
Federal	3,017	(2,451)	4,492
State	(762)	(1,274)	506
Foreign	(2,456)	643	1,953

	(201)	(3,082)	6,951

Total Provision	$104,013	$60,694	$29,406

The provision for taxes differs from an amount computed at statutory rates as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Federal tax expense at statutory rates	$105,576	$63,877	$31,069
Foreign income tax rate differential	(2,880)	244	1,917
Reduced foreign tax rates	(2,168)	—	—
Nondeductible expenses	149	440	1,953
State tax expense, net of federal benefits	2,051	2,314	1,583
Domestic manufacturing deduction	(872)	(365)	—
Manufacturing and processing profits deduction	—	—	(1,204)
Adjustment of valuation allowance	—	(4,681)	(6,928)
Dividend income — foreign affiliate	1,542	—	—
Gain on sale of affiliated company stock	1,405	—	—
Other, net	(790)	(1,135)	1,016

Net income tax provision	$104,013	$60,694	$29,406

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforward	$8,198	$9,753
Allowance for doubtful accounts	897	603
Inventory reserves	3,384	2,495
Employee benefits	6,905	3,883
Intangibles	564	257
Other reserves	282	227
Deferred revenue	1,995	—
Other	2,183	2,469

Gross deferred tax asset	24,408	19,687
Less: valuation allowance	(421)	(421)

Net deferred tax asset	23,987	19,266

Deferred tax liabilities:
Depreciation	(42,495)	(44,926)
Deferred revenue	—	(395)
Inventory	(1,241)	(1,644)
Accrued liabilities	(1,913)	(1,766)
Basis difference of investments	(7,681)	—
Other	(3,904)	(3,567)

Deferred tax liability	(57,234)	(52,298)

Net deferred tax liability	$(33,247)	$(33,032)

Reclassifications of the Company’s deferred tax balance based on net current items and net non-current items as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Assets
Current deferred tax asset	$4,773	$2,227
Long term deferred tax liability	(38,020)	(35,259)

Net deferred tax liability	$(33,247)	$(33,032)

Our primary deferred tax asset, which totaled $8.2 million at December 31, 2006, is related to $23.4 million in available federal net operating loss carryforwards, or NOLs, as of that date. The NOLs will expire in varying amounts during the years 2010 through 2011 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the available NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. We currently believe that substantially all of our NOLs will be utilized. The Company has federal alternative minimum tax net operating loss carryforwards of $6.0 million, which will expire in the years 2011 through 2020.

Our income tax provision for the year ended December 31, 2006 totaled $104.0 million, or 34.5% of pretax income. During the year ended December 31, 2006, the Company recognized a tax benefit triggered by employee exercises of stock options totaling $5.0 million. Such benefit was credited to additional paid-in capital. Our income

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax provision for the year ended December 31, 2005 totaled $60.7 million, or 33.3% of pretax income. The income tax provision for the year 2005 included a $4.7 million income tax benefit related to the reversal of substantially all of the remaining valuation allowance applied against NOLs which were recorded as of the prior year end.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $260 million at December 31, 2006 the majority of which has been generated in Canada. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

During the fourth quarter of 2006, the Internal Revenue Service (the “IRS”) began an audit of the Company’s 2004 consolidated federal income tax return. We are in the early stages of this audit and information has been supplied, as requested.

The American Jobs Creation Act of 2004 that was signed into law in October 2004, introduced a requirement for companies to disclose any penalties imposed on them or any of their consolidated subsidiaries by the IRS for failing to satisfy tax disclosure requirements relating to “reportable transactions”. During the year ended December 31, 2006, no penalties were imposed on the Company or its consolidated subsidiaries for failure to disclose reportable transactions to the IRS.

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

11.	Supplemental Cash Flow Information

Cash paid during the years ended December 31, 2006, 2005 and 2004 for interest and income taxes was as follows (in thousands):

	2006	2005	2004

Interest (net of amounts capitalized)	$17,262	$10,589	$6,840
Income taxes, net of refunds	$92,620	$62,130	$18,892
Non-cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction, net of unrecognized gain of $9.4 million (See Note 7)	$50,105	$—	$—
Non-cash financing activities:
Borrowings and assumption of liabilities for business and asset acquisition and related intangibles	$514	$6,554	$4,637
Acquisition of treasury stock with settlement date in 2007	4,913	—	—

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 are summarized as follows (in thousands):

	2006	2005	2004

Fair value of assets acquired and goodwill	$99	$192,589	$93,094
Liabilities assumed	—	(32,052)	(5,825)
Noncash consideration	—	(6,554)	(4,637)
Less: cash acquired	—	(6,375)	(1,826)

Cash used in acquisition of businesses	$99	$147,608	$80,806

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

On February 1, 2005, the Company completed the acquisition of Elenburg Exploration Company, Inc. (Elenburg), a Wyoming based land drilling company for cash consideration of $22.1 million, including transaction costs, plus a note payable to the former owners of $0.8 million. At the date of acquisition, Elenburg owned and operated 7 rigs which provided shallow land drilling services in Montana, Wyoming, Colorado, and Utah. The Elenburg acquisition allowed us to expand our drilling business into different geographic areas. The operations of Elenburg have been included in the drilling services business within the well site services segment.

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

On June 2, 2005, we purchased Phillips Casing and Tubing, L.P. (Phillips) for cash consideration of $31.2 million, net of cash acquired and including transaction costs. Phillips distributes OCTG primarily carbon ERW (electronic resistance welded) pipe, from its facilities in Midland and Godley, Texas. The operations of Phillips have been combined with our tubular services segment.

On June 6, 2005, we acquired Noble Structures, Inc. (Noble) for cash consideration of $8.7 million, plus a note payable of $0.8 million. The acquisition expanded the Company’s accommodation manufacturing capabilities in Canada in order to meet increased demand for remote site facilities, principally in the oil sands region. The operations of Noble have been included in the accommodations business within our well site services segment.

In December 2005, we acquired a product line into our offshore products segment for cash consideration of $0.4 million.

In August 2006, we acquired three drilling rigs operating in West Texas from Eagle Rock Drilling for total consideration of $14.0 million, including a note payable to the seller of $0.5 million. The rigs acquired, which are

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as part of our capital expenditures in 2006, were added to our existing West Texas drilling fleet in our drilling services business.

12.	Commitments and Contingencies

The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2006, are as follows (in thousands):

Operating
Leases

2007	$5,824
2008	4,522
2009	3,707
2010	2,837
2011	2,182
Thereafter	7,337

Total	$26,409

Rental expense under operating leases was $6.7 million, $5.7 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

On February 18, 2005, the Company announced that it had conducted an internal investigation prompted by the discovery of over billings totaling approximately $400,000 by one of its subsidiaries (the “Subsidiary”) to a government owned oil company in South America. The over billings were detected by the Company during routine financial review procedures, and appropriate financial statement adjustments were included in its previously reported fourth quarter 2004 results. We and independent counsel retained by our Audit Committee conducted separate investigations consisting of interviews and a thorough examination of the facts and circumstances in this matter. We voluntarily reported the results of our investigation to the Securities and Exchange Commission (the “SEC”) and we fully cooperated with requests for information received from the SEC. On October 31, 2005, the Company’s counsel received a “Wells Notice” from the staff of the SEC indicating that it made a preliminary decision to recommend that the SEC bring a civil action against the Company alleging violations of provisions of the Securities and Exchange Act of 1934 (the Act) relating to the maintenance of books, records and internal accounting controls and procedures as set forth in Sections 13(b)(2)(A) and (B) of the Act. The Company reached a settlement agreement with the SEC on April 27, 2006. The Company consented to an Order by the SEC (the Order), without admitting or denying the findings in the Order, that required the Company to cease and desist from committing or causing violations of the “books and records” and “internal control provisions” of the Act. The settlement did not require the Company to pay a monetary penalty.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock-Based Compensation

We adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. We adopted SFAS 123R using the modified prospective transition method, which is explained below.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for each of the three years ended December 31, 2006:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Life (Years)	(Thousands)

Balance at December 31, 2003	2,680,743	9.70	6.0	$11,802
Granted	911,000	13.75
Exercised	(426,187)	8.96
Forfeited	(226,758)	11.39

Balance at December 31, 2004	2,938,798	10.93	5.5	$24,754
Granted	674,375	21.44
Exercised	(784,904)	9.62
Forfeited	(134,208)	16.80

Balance at December 31, 2005	2,694,061	13.65	4.9	48,564
Granted	515,000	35.17
Exercised	(728,759)	11.68
Forfeited	(58,000)	17.70
Expired	(1,750)	10.63

Balance at December 31, 2006	2,420,552	18.73	4.7	34,173
Exercisable at December 31, 2004	958,375	9.31	5.1	9,766
Exercisable at December 31, 2005	916,807	9.89	4.9	20,027
Exercisable at December 31, 2006	1,107,432	12.26	4.8	22,113

The total intrinsic value of options exercised during 2006, 2005 and 2004 were $18.3 million, $13.1 million and $3.0 million, respectively. Cash received by the Company from option exercises during the 2006, 2005 and 2004 totaled $8.5 million, $7.5 million and $4.0 million, respectively.

The weighted average fair values of options granted during 2006, 2005, and 2004 were $12.89, $8.32, and $5.18 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, 2005, and 2004, respectively: risk-free weighted interest rates of 4.6%, 3.9%, and 3.1%, no expected dividend yield, expected lives of 4.3, 5.0, and 5.0 years, and an expected volatility of 37%, 37% and 37%.

The following table summarizes information for stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of Exercise	as of	Remaining	Exercise	as of	Exercise
Prices	12/31/2006	Contractual Life	Price	12/31/2006	Price

$ 8.00 - $10.51	388,947	4.73	$8.4123	388,947	$8.4123
$11.49 - $11.49	406,287	6.16	$11.4900	286,475	$11.4900
$11.65 - $13.00	60,000	6.00	$12.2708	51,250	$12.1951
$13.70 - $13.70	460,875	3.16	$13.7000	204,125	$13.7000
$14.31- $15.36	50,000	5.79	$14.4550	25,000	$14.4550
$21.08 - $42.88	1,054,443	4.65	$28.1000	151,635	$21.3191

$ 8.00 - $42.88	2,420,552	4.69	$18.7325	1,107,432	$12.2618

At December 31, 2006, a total of 2,173,103 shares were available for future grant under the Stock Option Plan.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, we granted restricted stock awards totaling 113,787 shares valued at a total of $3.9 million. A total of 24,250 of these awards vest in four equal annual installments, 61,400 of these awards vest in two equal annual installments and the remaining 28,137 awards vest after one year. All options awarded in 2006 had a term of six years and were granted with exercise prices at the grant date closing market price. During 2006, a total of 223,379 outstanding options and awards held by 9 participants (7 of which were employed in our workover services business which was sold in March 2006) had their vesting accelerated and $1.3 million of additional stock compensation expense was recorded as a result of the accelerated vesting. The total fair value of restricted stock awards vesting during the year ended December 31, 2006, was $1.2 million. A total of 56,952 shares of restricted stock were awarded in 2005 with an aggregate value of $1.2 million. No restricted stock awards were made in 2004.

Impact of Adoption of SFAS 123R.  Stock based compensation pre-tax expense recognized under SFAS 123R in the year ended December 31, 2006 totaled $7.6 million, or $0.10 per basic and diluted share. For the year ended December 31, 2005, our stock compensation expense related primarily to restricted stock awards and totaled $558,000. At December 31, 2006, $10.3 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

The following table illustrates the pro forma effect on net income and income per share for the years ended December 31, 2005 and 2004 had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (in thousands except per share amounts):

	2005	2004

Net income, as reported	$121,813	$59,362
Deduct total stock-based employee compensation expense determined under SFAS 123, net of tax	(2,638)	(2,478)

Pro forma net income	$119,175	$56,884

Net income per share as reported:
Basic	$2.47	$1.20
Diluted	$2.41	$1.19
Pro Forma net income per share as if fair value method had been applied to all awards:
Basic	$2.42	$1.15
Diluted	$2.36	$1.14

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current balances invested in Company common stock may not be further increased. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Plan in cash. At December 31, 2006, the balance of the assets in the Trust totaled $5.7 million, including 24,897 shares of common stock of the Company reflected as treasury stock at a value of $0.3 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”

Assets of the Trust, other than common stock of the Company, are invested in nine funds covering a variety of securities and investment strategies. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the consolidated balance sheet. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2006 was $5.5 million and is classified as “Other noncurrent assets” in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2006, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $6.3 million and is classified as “Other liabilities” in the consolidated balance sheet.

In accordance with EITF 97-14, all market value fluctuations of the Trust assets have been reflected in the consolidated statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated statements of income. In response to the changes in total market value of the Company’s common stock held by the Trust, the Company recorded net compensation expense adjustments of $28.3 thousand in 2006, $0.4 million in 2005 and $0.2 million in 2004.

14.	Segment and Related Information

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by industry segment for each of the three years ended December 31, 2006, 2005 and 2004, is summarized in the following table in thousands. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Revenues from	Depreciation	Operating
	Unaffiliated	and	Income	Capital
	Customers	Amortization	(Loss)	Expenditures	Total Assets

2006
Well Site Services — Accommodations	$313,966	$16,637	$73,643	$59,542	$304,331
Rental tools	200,609	16,998	65,167	24,521	264,012
Drilling and Other(1)	134,524	8,032	54,620	33,071	163,520
Workover services(1)	8,544	650	1,922	263	—

Total Well Site Services	657,643	42,317	195,352	117,397	731,863
Offshore Products	389,684	10,734	55,957	9,533	393,134
Tubular Services	876,030	1,170	66,486	2,598	423,782
Corporate and Eliminations	—	119	(19,858)	63	22,315

Total	$1,923,357	$54,340	$297,937	$129,591	$1,571,094

2005
Well Site Services — Accommodations	$287,340	$12,464	$39,701	$36,790	$245,080
Rental tools	134,820	13,638	35,078	19,809	246,614
Drilling and Other(1)	86,706	5,800	25,167	14,007	78,555
Workover services(1)	39,885	3,972	4,747	2,375	45,595

Total Well Site Services	548,751	35,874	104,693	72,981	615,844
Offshore Products	271,197	9,842	26,552	9,507	283,882
Tubular Services	711,688	922	74,887	462	422,500
Corporate and Eliminations	—	66	(11,571)	442	20,646

Total	$1,531,636	$46,704	$194,561	$83,392	$1,342,872

2004
Well Site Services — Accommodations	$189,998	$9,288	$33,634	$31,143	$195,476
Rental tools	66,917	9,835	10,724	11,068	122,243
Drilling and Other(1)	46,435	3,281	10,468	7,534	35,557
Workover services(1)	33,557	3,873	640	2,151	47,953

Total Well Site Services	336,907	26,277	55,466	51,896	401,229
Offshore Products	206,791	8,966	7,225	7,829	279,361
Tubular Services	427,314	680	40,928	258	243,339
Corporate and Eliminations	—	65	(8,503)	58	9,683

Total	$971,012	$35,988	$95,116	$60,041	$933,612

(1)	Subsequent to March 1, 2006, the effective date of the sale of our workover services business (See Note 7), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and Other”.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by geographic segment for each of the three years ended December 31, 2006, 2005 and 2004, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	United		United	Other
	States	Canada	Kingdom	Non-US	Total

2006
Revenues from unaffiliated customers	$1,488,065	$300,461	$101,849	$32,982	$1,923,357
Long-lived assets	479,883	226,131	16,458	8,936	731,408
2005
Revenues from unaffiliated customers	$1,137,160	$281,541	$67,853	$45,082	$1,531,636
Long-lived assets	463,454	179,869	14,606	21,199	679,128
2004
Revenues from unaffiliated customers	$726,046	$171,378	$39,831	$33,757	$971,012
Long-lived assets	364,341	104,921	17,940	11,226	498,428

No customers accounted for more than 10% of the Company’s revenues in any of the years ended December 31, 2006, 2005 and 2004. Equity in net income of unconsolidated affiliates is not included in operating income.

15.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2006 and 2005 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Revenues	$496,231	$463,359	$479,463	$484,303
Gross profit*	117,998	109,673	116,456	111,241
Net income	52,916	45,305	50,052	49,361
Basic earnings per share	1.08	0.91	1.01	1.00
Diluted earnings per share	1.04	0.88	0.99	0.98
2005
Revenues	$331,946	$358,469	$394,140	$447,081
Gross profit*	71,293	73,758	85,873	94,526
Net income	25,289	24,851	30,308	41,365
Basic earnings per share	0.51	0.50	0.62	0.84
Diluted earnings per share:	0.50	0.49	0.60	0.82

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.

*	Represents “revenues” less “product costs” and “service and other costs” included in the Company’s consolidated statements of operations.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Valuation Allowances

Activity in the valuation accounts was as follows (in thousands):

	Balance at	Charged to	Deductions	Translation	Balance at
	Beginning	Costs and	(net of	and Other,	End of
	of Period	Expenses	recoveries)	Net	Period

Year Ended December 31, 2006:
Allowance for doubtful accounts receivable	$2,169	$1,562	$(833)	$45	$2,943
Reserve for inventories	5,722	1,349	(113)	230	7,188
Reserves related to discontinued operations	3,527	—	(170)	—	3,357
Year Ended December 31, 2005:
Allowance for doubtful accounts receivable	$1,523	$877	$(489)	$258	$2,169
Reserve for inventories	4,899	1,333	(424)	(86)	5,722
Reserves related to discontinued operations	4,200	—	(673)	—	3,527
Year Ended December 31, 2004:
Allowance for doubtful accounts receivable	$2,021	$419	$(938)	$21	$1,523
Reserve for inventories	5,279	109	(610)	121	4,899
Reserves related to discontinued operations	4,785	—	(585)	—	4,200

Exhibit Index

Exhibit No.			Description

3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
3.2		—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
3.3		—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.1		—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
4.2		—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.3		—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).
4.4		—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.5		—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.6		—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).
10.1		—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.2		—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.3		—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.4		—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.5**	—	2001 Equity Participation Plan as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).
10	.6**	—	Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).
10	.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.8**	—	Executive Agreement between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

Exhibit No.			Description

10	.9**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.10**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10	.11**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.12		—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)
10	.12A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).
10	.12B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.12C	—	Amendment No. 2, dated as of December 5, 2006, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12C to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2006).
10	.13A**	—	Restricted Stock Agreement, dated February 8, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13A to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001, as filed with the Commission on May 15, 2001).
10	.13B**	—	Restricted Stock Agreement, dated February 22, 2001, between Oil States International, Inc. and Douglas E. Swanson (incorporated by reference to Exhibit 10.13B to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, as filed with the Commission on May 15, 2002).
10	.14**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004).
10	.15**	—	Form of Executive Agreement between Oil States International, Inc. and named Executive Officer (Mr. Slator) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 1, 2002).
10	.16**	—	Douglas E. Swanson contingent option award dated as of February 11, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 as filed with the Commission on November 13, 2002).

Exhibit No.			Description

10	.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Trahan) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002).
10	.18**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.19**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.20**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on November 15, 2006).
10	.21**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K as filed with the Commission on May 24, 2005).
10	.22**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005).
10	.23**	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 22.2 to the Company’s Report of Form 8-K, as filed with the Commission on May 24, 2005).
10	.24**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2006, as filed with the Commission on November 3, 2006).
21	.1*	—	List of subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24	.1*	—	Powers of Attorney for Directors.
31	.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31	.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32	.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
32	.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.