Form 10-Q
period 2007-03-31
OIL STATES INTERNATIONAL, INC
filed 2007-05-02
CIK 1121484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐            NO ☑
The Registrant had 49,238,957 shares of common stock outstanding and 2,085,452 shares of treasury stock as of
April 20, 2007.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenues	$480,516	$496,231

Costs and expenses:
Cost of sales	355,803	378,233
Selling, general and administrative expenses	27,324	25,444
Depreciation and amortization expense	14,419	12,886
Other operating expense	79	465

	397,625	417,028

Operating income	82,891	79,203

Interest expense	(4,842)	(4,796)
Interest income	926	273
Equity in earnings of unconsolidated affiliates	542	684
Sale of workover services business	—	11,494
Other income	114	246

Income before income taxes	79,631	87,104
Income tax expense	(27,170)	(34,188)

Net income	$52,461	$52,916

Net income per share:
Basic	$1.06	$1.08
Diluted	$1.05	$1.04

Weighted average number of common shares outstanding:
Basic	49,268	49,208
Diluted	49,994	51,022
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$22,461	$28,396
Accounts receivable, net	361,663	351,701
Inventories, net	383,209	386,182
Prepaid expenses and other current assets	23,190	17,710

Total current assets	790,523	783,989

Property, plant, and equipment, net	383,567	358,716
Goodwill, net	332,718	331,804
Investments in unconsolidated affiliates	38,641	38,079
Other non-current assets	58,157	58,506

Total assets	$1,603,606	$1,571,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$184,686	$199,842
Income taxes	15,491	11,376
Current portion of long-term debt	6,487	6,873
Deferred revenue	53,024	58,645
Other current liabilities	5,427	3,680

Total current liabilities	265,115	280,416

Long-term debt	382,567	391,729
Deferred income taxes	39,233	38,020
Other liabilities	24,898	21,093

Total liabilities	711,813	731,258

Stockholders’ equity:
Common stock	513	511
Additional paid-in capital	376,249	372,043
Retained earnings	539,801	487,627
Accumulated other comprehensive income	33,245	30,183
Treasury stock	(58,015)	(50,528)

Total stockholders’ equity	891,793	839,836

Total liabilities and stockholders’ equity	$1,603,606	$1,571,094

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2007	2006
Cash flows from operating activities:
Net income	$52,461	$52,916
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,419	12,886
Deferred income tax provision	3,702	2,788
Excess tax benefits from share-based payment arrangements	(545)	(1,791)
Non-cash gain on sale of workover services business	—	(11,494)
Equity in earnings of unconsolidated subsidiaries	(542)	(684)
Non-cash compensation charge	1,920	1,688
Gain on disposal of assets	(265)	(23)
Other, net	502	790
Changes in working capital	(20,317)	(38,418)

Net cash flows provided by operating activities	51,335	18,658

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(49)
Cash balances of workover services business sold	—	(4,366)
Capital expenditures	(36,900)	(26,542)
Proceeds from sale of equipment	428	792
Other, net	(862)	(30)

Net cash flows used in investing activities	(37,334)	(30,195)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	(9,625)	5,300
Debt repayments	(448)	(1,854)
Issuance of common stock	1,743	3,297
Purchase of treasury stock	(12,211)	—
Excess tax benefits from share-based payment arrangements	545	1,791
Other, net	(212)	(101)

Net cash flows provided by (used in) financing activities	(20,208)	8,433

Effect of exchange rate changes on cash	315	(178)

Net decrease in cash and cash equivalents from continuing operations	(5,892)	(3,282)
Net cash used in discontinued operations — operating activities	(43)	(17)
Cash and cash equivalents, beginning of period	28,396	15,298

Cash and cash equivalents, end of period	$22,461	$11,999

Non-cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction, net of unrecognized gain of $9.6 million (See Note 11)	$—	$50,349
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
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2006.
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
     See also Note 9 — Income Taxes and Change in Accounting Principle.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Accounts receivable, net:
Trade	$294,906	$269,136
Unbilled revenue	65,443	83,782
Other	4,316	1,726
Allowance for doubtful accounts	(3,002)	(2,943)

	$361,663	$351,701

	MARCH 31,	DECEMBER 31,
	2007	2006
Inventories, net:
Tubular goods	$251,449	$261,785
Other finished goods and purchased products	54,327	50,095
Work in process	41,169	45,848
Raw materials	43,435	35,642

Total inventories	390,380	393,370
Inventory reserves	(7,171)	(7,188)

	$383,209	$386,182

	ESTIMATED	MARCH 31,	DECEMBER 31,
	USEFUL LIFE	2007	2006
Property, plant and equipment, net:
Land		$9,746	$9,112
Buildings and leasehold improvements	5-50 years	79,606	77,853
Machinery and equipment	2-20 years	337,573	326,977
Rental tools	1-10 years	65,990	64,178
Office furniture and equipment	1-10 years	19,961	18,832
Vehicles	4-10 years	35,347	31,541
Construction in progress		36,946	18,811

Total property, plant and equipment		585,169	547,304
Less: Accumulated depreciation		(201,602)	(188,588)

		$383,567	$358,716

	MARCH 31,	DECEMBER 31,
	2007	2006
Accounts payable and accrued liabilities:
Trade accounts payable	$148,766	$142,204
Accrued compensation	12,375	29,058
Accrued insurance	6,249	5,836
Accrued taxes, other than income taxes	4,720	3,317
Reserves related to discontinued operations	3,313	3,357
Other	9,263	16,070

	$184,686	$199,842

4. EARNINGS PER SHARE

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
	(In thousands, except per share data)
Basic earnings per share:
Net income	$52,461	$52,916

Weighted average number of shares outstanding	49,268	49,208

Basic earnings per share	$1.06	$1.08

Diluted earnings per share:
Net income	$52,461	$52,916

Weighted average number of shares outstanding	49,268	49,208
Effect of dilutive securities:
Options on common stock	655	1,028
2 3/8% Contingent Convertible Notes	—	724
Restricted stock awards and other	71	62

Total shares and dilutive securities	49,994	51,022

Diluted earnings per share	$1.05	$1.04

5. GOODWILL
     Changes in the carrying amount of goodwill for the three month period ended March 31, 2007 is as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January 1,	and	translation and	March 31,
	2007	adjustments	other changes	2007
Offshore Products	$75,716	$—	$33	$75,749
Tubular Services	62,453	364	—	62,817
Wellsite Services	193,635	—	517	194,152

Total	$331,804	$364	$550	$332,718

6. DEBT
     As of March 31, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $300 million and with an average interest rate of 6.3% for the three month period ended March 31, 2007	$167,300	$186,200
Canadian revolving credit facility, with available commitments up to $100 million and with an average interest rate of 5.3% for the three month period ended March 31, 2007	39,032	29,177
2 3/8% contingent convertible senior notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2007	5,435	6,689
Capital lease obligations and other debt	2,287	1,536

Total debt	389,054	398,602
Less: current maturities	(6,487)	(6,873)

Total long-term debt	$382,567	$391,729

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS
	ENDED MARCH 31
	2007	2006
Comprehensive income:
Net income	$52,461	$52,916
Other comprehensive income:
Cumulative translation adjustment	3,062	24
Foreign currency hedge	—	41

Total comprehensive income	$55,523	$52,981

Shares of common stock outstanding — January 1, 2007	49,296,740

Shares issued upon exercise of stock options and vesting of stock awards	171,016
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(6,549)
Repurchase of shares — held in treasury	(240,000)

Shares of common stock outstanding — March 31, 2007	49,221,207

8. STOCK BASED COMPENSATION
     During the first three months of 2007, we granted restricted stock awards totaling 143,000 shares valued at a total of $4.1 million. A total of 138,200 of these awards vest in four equal annual installments, 3,800 of these awards vest in two equal annual installments and the remaining 1,000 awards vest after one year.

     Stock based compensation pre-tax expense recognized under SFAS 123R in the three months ended March 31, 2007 and 2006 totaled $1.9 million and $1.7 million, or $0.04 and $0.03 per diluted share, respectively. At March 31, 2007, $17.3 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized. The total fair value of restricted stock awards vested during the three month ended March 31, 2007 was $0.9 million.
9. INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE
     The Company’s income tax provision for the three months ended March 31, 2007 totaled $27.2 million, or 34.1%, of pretax income compared to $34.2 million, or 39.2% of pretax income, for the three months ended March 31, 2006. The effective rate was higher in the quarter ended March 31, 2006 principally because of the higher effective tax rate applicable to the gain on the sale of the workover services business.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $0.3 million; $0.2 million in taxes and $0.1 million in interest. Had the transition adjustment not been recognized as an adjustment of beginning retained earnings, it would have affected the effective tax rate. Interest costs and penalties related to income taxes are classified as income tax expense.
     The total amount of unrecognized tax benefits as of March 31, 2007 was $4.3 million, including $0.6 million of accrued interest. Currently, the Company’s consolidated U.S. federal return for the year 2004 is undergoing an examination by the Internal Revenue Service. Tax years subsequent to 2003 remain open to U.S. federal tax audit and, because of net operating losses (NOL’s) utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL’s available for tax carryforward. Our Canadian subsidiaries’ federal tax returns since 2003 are subject to audit by Canada Revenue Agency.
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
     Financial information by business segment for each of the three months ended March 31, 2007 and 2006 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Three months ended March 31, 2007
Well Site Services —
Accommodations	$93,553	$3,828	$34,992	$17,642	$329,353
Rental tools	53,639	4,739	17,482	8,425	269,814
Drilling and other (1)	30,918	2,651	9,994	7,390	168,072

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Total Well Site Services	178,110	11,218	62,468	33,457	767,239
Offshore Products	119,039	2,830	17,608	3,244	410,637
Tubular Services	183,367	323	7,734	133	401,727
Corporate and Eliminations	—	48	(4,919)	66	21,473

Total	$480,516	$14,419	$82,891	$36,900	$1,601,076

Three months ended March 31, 2006
Well Site Services -
Accommodations	$104,589	$3,578	$25,359	$11,536	$296,005
Rental tools	49,588	4,005	16,893	5,542	253,423
Drilling and other (1)	28,018	1,704	11,781	6,332	133,600
Workover services (1)	8,544	700	1,789	263	—

Total Well Site Services	190,739	9,987	55,822	23,673	683,028
Offshore Products	78,272	2,609	10,065	2,560	305,159
Tubular Services	227,220	263	17,818	286	404,077
Corporate and Eliminations	—	27	(4,502)	23	19,957

	$496,231	$12,886	$79,203	$26,542	$1,412,221

(1)	Subsequent to the March 1, 2006, the effective date of the sale of our workover services business (See Note 11), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and other “.
11. WORKOVER SERVICES BUSINESS TRANSACTION
     Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots in exchange for 26.5 million shares of Boots & Coots common stock valued at $1.45 per share at closing and senior subordinated promissory notes totaling $21.2 million.
     As a result of the closing of the transaction, we initially owned 45.6% of Boots & Coots. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature four and one half years from the closing of the transaction. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement within 30 days for all of the Boots & Coots shares we received in the transaction and also allowing us certain rights to include our shares of common stock of Boots & Coots in a registration statement filed by Boots & Coots. A shelf registration statement was filed by Boots and Coots and it was finalized and effective in the fourth quarter of 2006. We sold 14,950,000 shares of Boots & Coots stock in April 2007; see Note 13 – Subsequent Event concerning the details of the sale of Boots & Coots shares. The transaction terms also allowed us to designate three additional members to Boots & Coots’ existing five-member Board of Directors, which we have done.
     The closing of the transaction resulted in a non-cash pretax gain of $20.7 million which, in accordance with the guidance in Emerging Issues Task Force Issue No. 01-2 covering gain recognition involving non-cash transactions and retained equity interests, $9.4 million ($9.6 million as of March 31, 2006) has not been recognized. After the gain adjustment and income taxes, the transaction had a $5.9 million, or $0.12 per diluted share, impact on net income and earnings per share, respectively, in the first quarter of 2006. We account for our investment in Boots & Coots utilizing the equity method of accounting. Differences between Boots & Coots’ total book equity after the transaction, net to the Company’s interest, and the carrying value of our investment in Boots & Coots are principally attributable to the unrecognized gain on the sale of the workover services business and to goodwill.
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
13. SUBSEQUENT EVENT
     In April 2007, the Company sold 14,950,000 shares of Boots & Coots stock that it owned for net proceeds of $29.4 million and, as a result, we expect to recognize a net after tax gain of $8.4 million, or approximately $0.17 per diluted share in the second quarter of 2007. After the sale of Boots & Coots shares by the Company and considering the sale of primary shares of stock directly by Boots & Coots in April 2007, the Company’s ownership interest in Boots & Coots will be approximately 15%. The equity method of accounting will be continued for the Company’s investment in the remaining 11.5 million shares of Boots & Coots common stock still owned after the sale considering the Company’s continuing interests in Boots & Coots. Following the sale of stock, the carrying value of the Company’s remaining investment in Boots & Coots stock totals $18.2 million. See also Note 11 — Workover Services Business Transaction above.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007 and Item 2 of this Form 10-Q, which follows. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of oil country tubular goods (OCTG) inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations, catering and logistics services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in the U.S. and Canada. Our accommodations business is conducted primarily in Canada and its activity levels are driven by oil sands development in Northern Alberta, oil and gas drilling activity, and to a lesser extent mining activities.
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

	Average Rig Count for the
	Three Months Ended
	March 31,	December 31,	March 31,
	2007	2006	2006
U.S. Land	1,650	1,632	1,438
U.S. Offshore	83	87	81

Total U.S.	1,733	1,719	1,519
Canada (1)	532	440	665

Total North America	2,265	2,159	2,184

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the quarter ended March 31, 2007 increased by 81 rigs, or 3.7%, compared to the quarter ended March 31, 2006. The increases in U.S. land rig counts have contributed to increased well site services revenues, particularly in our land drilling and rental tool businesses. The decreased Canadian rig counts, compared to the first quarter of 2006, have adversely impacted our rental tools and accommodations, catering and logistical services serving Canadian oil and gas drilling operations. These decreases were more than offset by growth in accommodations, catering and logistical services in support of oil sands development. Our well site services segment results for the first quarter of 2007 also benefited from capital spending, which aggregated $127 million in the twelve months ended March 31, 2007 in that segment, and the impact of increased activity levels and pricing gains in certain business lines.
     Our 2007 capital expenditures are estimated to total $224 million and include $198 million for well site services $23 million for offshore products and $3 million for tubular services. We continue to increase our capital commitments for the expansion of large accommodations facilities in support of oil sands development activities in Canada. In March 2007, we announced the latest expansion of our Wapasu Creek Lodge where we have committed an additional $18.4 million to expand that facility to 905 rooms from 589 rooms. Of our total approved capital expenditures for 2007 of approximately $224 million, approximately $89 million is expected to be spent on Canadian oil sands accommodations related projects. Our accommodations capacity in support of oil sands development increased 461 rooms, or 25%, as of March 31, 2007 compared to March 31, 2006.
     Management believes that, based on the current economic environment, oil and gas producers will continue to explore for and develop oil and gas reserves at an active pace in spite of continued volality in current U.S. domestic natural gas and crude oil prices, given their longer term views of supply and demand fundamentals. Management estimates that approximately 60% of the Company’s revenues are dependent on North American natural gas drilling and completion activity with a significant amount of such revenues being derived from lower margin OCTG sales. As such, we estimate that our profitability is more evenly impacted by oil price driven activity and natural gas price driven activity. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. Our customers have also announced significant levels of expenditures for oil sands related projects in Canada. However, there can be no assurance that these trends will continue and there is a risk that lower energy prices for sustained periods could negatively impact drilling and completion activity and, correspondingly, reduce oil and gas expenditures. Such a decline would be adverse to our business. In addition, particularly in our well site services segment, we must continue to monitor industry capacity additions in relationship to our own capital expenditures and expected returns, considering project risks and expected cash flows from such investments. In tubular services, we continue to monitor industry wide OCTG inventory levels, mill shipments, OCTG pricing and our inventory turnover levels.

Consolidated Results of Operations

	THREE MONTHS ENDED
	March 31,
			Variance
			2007 vs. 2006
	2007	2006	$	%
Revenues
Well site services —
Accommodations	$93.6	$104.6	$(11.0)	(11%)
Rental Tools	53.6	49.6	4.0	8%
Drilling and Other	30.9	28.0	2.9	10%
Workover Services	—	8.5	(8.5)	(100%)

Total Well Site Services	178.1	190.7	(12.6)	(7%)
Offshore Products	119.0	78.3	40.7	52%
Tubular services	183.4	227.2	(43.8)	(19%)

Total	$480.5	$496.2	$(15.7)	(3%)

Cost of sales
Well site services —
Accommodations	$49.7	$71.3	$(21.6)	(30%)
Rental Tools	25.4	23.1	2.3	10%
Drilling and Other	17.5	14.0	3.5	25%
Workover Services	—	5.3	(5.3)	(100%)

Total Well Site Services	92.6	113.7	(21.1)	(19%)
Offshore Products	90.9	58.4	32.5	56%
Tubular services	172.3	206.1	(33.8)	(16%)

Total	$355.8	$378.2	$(22.4)	(6%)

Gross margin
Well site services —
Accommodations	$43.8	$33.3	$10.5	32%
Rental Tools	28.2	26.5	1.7	6%
Drilling and Other	13.5	14.0	(0.5)	(4%)
Workover Services	—	3.2	(3.2)	(100%)

Total Well Site Services	85.5	77.0	8.5	11%
Offshore Products	28.1	19.9	8.2	41%
Tubular services	11.1	21.1	(10.0)	(47%)

Total	$124.7	$118.0	$6.7	6%

Gross margin as a percent of revenues
Well site services —
Accommodations	47%	32%
Rental Tools	53%	53%
Drilling and Other	44%	50%
Workover Services	—%	38%
Total Well Site Services	48%	40%
Offshore Products	24%	25%
Tubular services	6%	9%
Total	26%	24%
     We reported net income for the quarter ended March 31, 2007 of $52.5 million, or $1.05 per diluted share. These results compare to $52.9 million, or $1.04 per diluted share, reported for the quarter ended March 31, 2006, which included a non-cash pre-tax gain of $11.5 million, or an after tax gain of $0.12 per diluted share, associated with the sale of our workover services business to Boots & Coots.
     Revenues. Consolidated revenues decreased $15.7 million, or 3%, in the first quarter of 2007 compared to the first quarter of 2006.
     Tubular services revenues decreased $43.8 million, or 19%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of 19% fewer tons shipped. OCTG prices were flat year over year.
     Our well site services revenues decreased $12.6 million, or 7%, in the first quarter of 2007 compared to the first quarter of 2006.

     Rental tools revenues increased $4.0 million, or 8%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of increased prices realized and capital additions made since the first quarter of 2006, which were only partially offset by decreased Canadian rental tool revenues in the first quarter of 2007 caused by lower Canadian drilling and completion activity when compared to the first quarter of 2006. Our drilling revenues increased $2.9 million, or 10%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of an increased rig fleet size (five additional rigs) and higher rates, partially offset by lower utilization in the first quarter of 2007. The sale of our workover services business in March 2006 caused an $8.5 million decrease in revenues in the first quarter of 2007 compared to the first quarter of 2006.
     Our accommodations business revenues decreased $11.0 million, or 11%, as a result of decreased oil and gas drilling related accommodations revenues due to lower drilling activity levels in Canada and lower third party accommodations manufacturing revenues, which were only partially offset by higher revenues driven by increased activity in support of the oil sands developments in Canada and the increased accommodations capacity we have placed in service since the first quarter of 2006.
     Our offshore products revenues increased $40.7 million, or 52%, due to increased deepwater development spending and capital equipment upgrades by our customers. Our offshore products backlog increased to $373.4 million at March 31, 2007 compared to $349.3 million at December 31, 2006 and $220.8 million at March 31, 2006.
     Cost of Sales. Our consolidated cost of sales decreased $22.4 million, or 6%, in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of decreases at well site services of $21.1 million, or 19%, and at tubular services of $33.8 million, or 16%, which were partially offset by an increase at offshore products of $32.5 million or 56%. Our overall gross margin as a percent of revenues improved from 24% in the first quarter of 2006 to 26% in the first quarter of 2007.
     Tubular services cost of sales decreased as a result of decreased tonnage shipped. Our tubular services gross margin as a percentage of revenues decreased from 9% to 6% in the first quarter of 2007 as a result of lower demand for our OCTG and a greater mix of relativity low margin carbon grade OCTG sales in 2007.
     Our well site services gross margins as a percent of revenue improved from 40% in the first quarter of 2006 to 48% in the first quarter of 2007. Our accommodations cost of sales decrease was driven by lower costs associated with fewer third party manufacturing projects in 2007 compared to 2006 and by lower activity in support of Canadian drilling operations in 2007. Our accommodations gross margin as a percentage of revenues improved from 32% in the first quarter of 2006 to 47% in the first quarter of 2007 because of lower manufacturing revenues, which generally earn lower margins than accommodations or catering work.
     Our drilling services cost of sales have increased $3.5 million, or 25%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of an increase in the number of rigs that we operate, increased wages paid to our employees and the impact of price increases for repairs, supplies and other expenses to operate our rigs. Increased costs and lower utilization in our areas of operations adversely affected our drilling services gross margin as a percentage of revenues which declined from 50% in the first quarter of 2006 to 44% in the first quarter of 2007. Workover services cost of sales were eliminated in the first quarter of 2007 as a result of the sale of that business in March 2006.
     Our offshore products cost of sales increased approximately in line with the increase in offshore products revenues.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $1.9 million, or 7%, in the first quarter of 2007 compared to the first quarter of 2006. The increase is primarily attributable to increased salaries, wages and benefits and an increase in headcount. SG&A was 5.7% of revenues in the quarter ended March 31, 2007 compared to 5.1% of revenues in the quarter ended March 31, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 12%, in the first quarter of 2007 compared to the same period in 2006. Depreciation and amortization expense increased in 2007 due primarily to capital expenditures made during the previous twelve months.

     Operating Income. Consolidated operating income increased $3.7 million, or 5%, in the first quarter of 2007 compared to the first quarter of 2006 as a result of increases at well site services of $6.6 million, or 12%, and at offshore products of $7.5 million, or 75%, which were partially offset by decreased tubular services operating income of $10.1 million, or 57% and the absence of $1.9 million of workover services operating income because that business was sold in March 2006.
     Interest Expense and Interest Income. Interest expense increased by less than 1% in the first quarter of 2007 compared to the first quarter of 2006. Interest expense increased slightly due to the impact of higher interest rates levels which were partially offset by lower debt levels. The weighted average interest rate on the Company’s revolving credit facility was 6.1% in the first quarter of 2007 compared to 5.8% in the first quarter of 2006. Interest income increased in 2007 primarily because of the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business (see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is higher in the first quarter of 2007 than in the first quarter of 2006 primarily because of the sale of our workover services business and resultant interest in Boots & Coots common stock, which we account for under the equity method (see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
     Income Tax Expense. Our income tax provision for the first quarter of 2007 totaled $27.2 million, or 34.1% of pretax income, compared to $34.2 million, or 39.2% of pretax income, for the first quarter of 2006. The effective tax rate was higher in the quarter ended March 31, 2006 principally because of the higher effective tax rate applicable to the gain on the sale of the workover services business.
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
     Cash totaling $51.3 million was provided by operations during the first quarter of 2007 compared to cash totaling $18.7 million provided by operations during the first quarter of 2006. During 2007, $20.3 million was utilized to fund working capital for liquidation of relatively high year end payables levels in our OCTG business and for the build of receivables in Canada caused by our growth in that region. During 2006, $38.4 million was used to fund working capital due in part to increases in receivables and inventories in our offshore products segment given the growth in activity compared to 2005.
     Cash was used in investing activities during the three months ended March 31, 2007 and 2006 in the amount of $37.3 million and $30.2 million, respectively. Capital expenditures, including capitalized interest, totaled $36.9 million and $26.5 million during the three months ended March 31, 2007 and 2006, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment.
     We currently expect to spend a total of approximately $224 million for capital expenditures during 2007 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $20.2 million was used in financing activities during the three months ended March 31, 2007, primarily as a result of treasury stock purchases and debt repayments partially offset by proceeds from stock option exercises. A total of $8.4 million was provided by financing activities during the three months ended March 31, 2006, primarily as a result of borrowings under our credit line and exercises of stock options.

     During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. Through March 31, 2007, a total of $57.3 million of our stock (2,064,432 shares), has been repurchased under this program, leaving a total of up to approximately $42.7 million remaining available under the program.
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
     As of March 31, 2007, we had $206.3 million outstanding under the Credit Facility and an additional $10.6 million of outstanding letters of credit, leaving $183.1 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.9 million. As of March 31, 2007, we had $0.9 million outstanding under these other facilities and an additional $0.6 million of outstanding letters of credit leaving $7.4 million available to be drawn under these facilities. Our total debt represented 30.4% of the total of debt and shareholder’s equity at March 31, 2007 compared to 32.2% at December 31, 2006 and 37.1% at March 31, 2006.
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
     We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, interest, insurance claims, warranty claims, contract claims and discontinued operations.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of March 31, 2007, we had floating rate obligations totaling approximately $207.2 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2007 levels, our consolidated interest expense would increase by a total of approximately $2.1 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. In the past, we have hedged U.S. dollar balances and cash flows in our U.K. subsidiary; however, no active hedges exist as of March 31, 2007. Results of operations have not been materially affected by foreign currency hedging activity.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this Quarterly Report on Form 10-Q.
     Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2006 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
None
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
January 1, 2007 – January 31, 2007	—	—	1,824,432	$50,030,463

February 1, 2007 – February 28, 2007	—	—	1,824,432	$50,030,463

March 1, 2007 - March 31, 2007	240,000	$30.40	2,064,432	$42,733,264 (1)

Total	240,000	$30.40	2,064,432	$42,733,264

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

Exhibit No.		Description
4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Reports on Form 8-K filed with the SEC on June 23, 2005 and July 13, 2005, respectively (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OIL STATES INTERNATIONAL, INC.

Date: May 2, 2007	By	/s/ BRADLEY J. DODSON

Bradley J. Dodson
Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)

Date: May 2, 2007	By	/s/ ROBERT W. HAMPTON

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