Form 10-Q
period 2007-06-30
OIL STATES INTERNATIONAL, INC
filed 2007-08-02
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The Registrant had 49,615,077 shares of common stock outstanding and 2,090,796 shares of treasury stock as of July 20, 2007.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenues	$499,308	$463,359	$979,824	$959,590

Costs and expenses:
Cost of sales	386,710	353,686	742,513	731,919
Selling, general and administrative expenses	28,225	26,753	55,548	52,197
Depreciation and amortization expense	16,113	12,995	30,532	25,881
Other operating (income) expense	(221)	(78)	(141)	387

	430,827	393,356	828,452	810,384

Operating income	68,481	70,003	151,372	149,206

Interest expense	(3,739)	(4,938)	(8,581)	(9,734)
Interest income	784	683	1,710	956
Equity in earnings of unconsolidated affiliates	748	1,303	1,290	1,987
Sale of workover services business	—	(244)	—	11,250
Gain on sale of investment	12,774	—	12,774	—
Other income (expense)	237	(1)	351	245

Income before income taxes	79,285	66,806	158,916	153,910
Income tax expense	(27,052)	(21,501)	(54,222)	(55,689)

Net income	$52,233	$45,305	$104,694	$98,221

Net income per share:
Basic	$1.06	$0.91	$2.12	$1.99
Diluted	$1.03	$0.88	$2.08	$1.92

Weighted average number of common shares outstanding:
Basic	49,341	49,598	49,305	49,403
Diluted	50,833	51,230	50,414	51,126
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	JUNE 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$21,121	$28,396
Accounts receivable, net	366,456	351,701
Inventories, net	365,880	386,182
Prepaid expenses and other current assets	28,430	17,710

Total current assets	781,887	783,989

Property, plant, and equipment, net	444,978	358,716
Goodwill, net	337,026	331,804
Investments in unconsolidated affiliates	22,711	38,079
Other non-current assets	57,304	58,506

Total assets	$1,643,906	$1,571,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$176,545	$6,873
Accounts payable and accrued liabilities	212,470	199,842
Income taxes	912	11,376
Deferred revenue	46,192	58,645
Other current liabilities	1,592	3,680

Total current liabilities	437,711	280,416

Long-term debt	167,103	391,729
Deferred income taxes	38,513	38,020
Other liabilities	26,413	21,093

Total liabilities	669,740	731,258

Stockholders’ equity:
Common stock	517	511
Additional paid-in capital	385,940	372,043
Retained earnings	592,034	487,627
Accumulated other comprehensive income	53,827	30,183
Treasury stock	(58,152)	(50,528)

Total stockholders’ equity	974,166	839,836

Total liabilities and stockholders’ equity	$1,643,906	$1,571,094

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2007	2006
Cash flows from operating activities:
Net income	$104,694	$98,221
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,532	25,881
Deferred income tax provision	2,989	1,071
Excess tax benefits from share-based payment arrangements	(3,344)	(4,792)
Non-cash gain on sale of workover services business	—	(11,250)
Equity in earnings of unconsolidated subsidiaries	(1,290)	(1,987)
Non-cash compensation charge	3,708	4,206
Gain on sale of investment	(12,774)	—
Gain on disposal of assets	(825)	(75)
Other, net	19	1,309
Changes in working capital	(2,292)	(50,762)

Net cash flows provided by operating activities	121,417	61,822

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(99)
Cash balances of workover services business sold	—	(4,366)
Capital expenditures	(100,556)	(56,999)
Proceeds from sale of investment	29,354	—
Proceeds from sale of equipment	1,318	1,567
Other, net	(412)	(530)

Net cash flows used in investing activities	(70,296)	(60,427)

Cash flows from financing activities:
Revolving credit repayments	(52,983)	(10,615)
Debt repayments	(5,504)	(2,184)
Issuance of common stock	6,684	7,823
Purchase of treasury stock	(12,211)	(3,044)
Excess tax benefits from share-based payment arrangements	3,344	4,792
Other, net	(421)	(193)

Net cash flows used in financing activities	(61,091)	(3,421)

Effect of exchange rate changes on cash	2,869	950

Net decrease in cash and cash equivalents from continuing operations	(7,101)	(1,076)
Net cash used in discontinued operations – operating activities	(174)	(81)
Cash and cash equivalents, beginning of period	28,396	15,298

Cash and cash equivalents, end of period	$21,121	$14,141

Non-cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction, net of unrecognized gain of $9.4 million (See Note 11)	—	$50,105
Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$175,000	—
The accompanying notes are an integral part of these consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Oil States International, Inc. and its wholly-owned subsidiaries (we or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its results from operations or financial position.
     See also Note 9 – Income Taxes and Change in Accounting Principle.

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2007	2006
Accounts receivable, net:
Trade	$292,045	$269,136
Unbilled revenue	76,010	83,782
Other	1,318	1,726
Allowance for doubtful accounts	(2,917)	(2,943)

	$366,456	$351,701

	JUNE 30,	DECEMBER 31,
	2007	2006
Inventories, net:
Tubular goods	$221,702	$261,785
Other finished goods and purchased products	57,405	50,095
Work in process	49,853	45,848
Raw materials	44,406	35,642

Total inventories	373,366	393,370
Inventory reserves	(7,486)	(7,188)

	$365,880	$386,182

	ESTIMATED	JUNE 30,	DECEMBER 31,
	USEFUL LIFE	2007	2006
Property, plant and equipment, net:
Land		$11,525	$9,112
Buildings and leasehold improvements	5-50 years	88,829	77,853
Machinery and equipment	2-20 years	372,400	326,977
Rental tools	1-10 years	70,462	64,178
Office furniture and equipment	1-10 years	21,310	18,832
Vehicles	4-10 years	39,271	31,541
Construction in progress		61,694	18,811

Total property, plant and equipment		665,491	547,304
Less: Accumulated depreciation		(220,513)	(188,588)

		$444,978	$358,716

	JUNE 30,	DECEMBER 31,
	2007	2006
Accounts payable and accrued liabilities:
Trade accounts payable	$166,836	$142,204
Accrued compensation	17,429	29,058
Accrued insurance	7,512	5,836
Accrued taxes, other than income taxes	6,166	3,317
Reserves related to discontinued operations	3,183	3,357
Other	11,344	16,070

	$212,470	$199,842

4. EARNINGS PER SHARE
     The calculation of earnings per share is presented below (in thousands except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$52,233	$45,305	$104,694	$98,221

Weighted average number of shares outstanding	49,341	49,598	49,305	49,403

Basic earnings per share	$1.06	$0.91	$2.12	$1.99

Diluted earnings per share:
Net income	$52,233	$45,305	$104,694	$98,221

Weighted average number of shares outstanding	49,341	49,598	49,305	49,403
Effect of dilutive securities:
Options on common stock	673	857	664	943
2 3/8% Contingent Convertible Notes	741	721	370	723
Restricted stock awards and other	78	54	75	57

Total shares and dilutive securities	50,833	51,230	50,414	51,126

Diluted earnings per share	$1.03	$0.88	$2.08	$1.92

5. GOODWILL
     Changes in the carrying amount of goodwill for the six month period ended June 30, 2007 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January	and	translation and	June 30,
	2007	adjustments	other changes	2007
Offshore Products	$75,716	$—	$168	$75,884
Tubular Services	62,453	364	—	62,817
Well Site Services	193,635	—	4,690	198,325

Total	$331,804	$364	$4,858	$337,026

6. DEBT
     As of June 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $300 million and with an average interest rate of 6.4% for the six month period ended June 30, 2007	$107,600	$186,200
Canadian revolving credit facility, with available commitments up to $100 million and with an average interest rate of 5.3% for the six month period ended June 30, 2007	58,304	29,177
2 3/8% contingent convertible senior notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2007	1,385	6,689
Capital lease obligations and other debt	1,359	1,536

Total debt	343,648	398,602
Less: current maturities	(176,545)	(6,873)

Total long-term debt	$167,103	$391,729

     The $175.0 million of 2 3/8% contingent convertible senior notes (2 3/8% Notes) are convertible into cash and common stock of the Company at $31.75 (Conversion Price) per share only upon the occurrence of certain events prior to July 1, 2023. Upon conversion, a holder will receive cash for the principal amount of each note and shares of the Company’s common stock for the conversion value in excess of such principal amount. Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the quarter ended June 30, 2007, the contingent conversion conditions on the 2 3/8% Notes were met. As a result, the 2 3/8% Notes were convertible at the option of the holder as of June 30, 2007, and, as such, the principal balance of the notes has been classified as a current liability. The holders of the 2 3/8% Notes may convert their notes only during the quarter ended September 30, 2007 based on the share price performance during measurement periods in the quarter ended June 30, 2007. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during prescribed measurement periods.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$52,233	$45,305	$104,694	$98,221
Other comprehensive income:
Cumulative translation adjustment	20,582	11,596	23,644	11,621
Foreign currency hedge	—	—	—	41

Total comprehensive income	$72,815	$56,901	$128,338	$109,883

Shares of common stock outstanding – January 1, 2007	49,296,740

Shares issued upon exercise of stock options and vesting of stock awards	566,480
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(11,893)
Repurchase of shares — held in treasury	(240,000)

Shares of common stock outstanding –June 30, 2007	49,611,327

8. STOCK BASED COMPENSATION
     During the first six months of 2007, we granted restricted stock awards totaling 162,603 shares valued at $4.9 million. A total of 143,607 of these awards vest in four equal annual installments, 3,800 of these awards vest in two annual installments and the remaining 15,196 awards vest after one year.
     Stock based compensation pre-tax expense recognized under SFAS 123R in the six month periods ended June 30, 2007 and June 30, 2006 totaled $3.7 million and $4.2 million, or $0.05 and $0.05 per diluted share after tax, respectively. For the three month periods ended June 30, 2007 and June 30, 2006, our stock compensation pre-tax expense totaled $1.8 million and $2.5 million, or $0.02 and $0.03 per diluted share after tax, respectively. At June 30, 2007, $16.2 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized. The total fair value of restricted stock awards that vested during the six months ended June 30, 2007 was $2.2 million.
9. INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE
     The Company’s income tax provision for the three months and six months ended June 30, 2007 totaled $27.1 million and $54.2 million, respectively, or 34.1% of pretax income in both periods, compared to $21.5 million, or 32.2%, of pretax income for the three months ended June 30, 2006 and $55.7 million, or 36.2%, of pretax income for the six months ended June 30, 2006. The effective rate was higher in the six months ended June 30, 2006 principally because of the higher effective tax rate applicable to the gain on the sale of the workover services business.
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
     The total amount of unrecognized tax benefits as of June 30, 2007 was $4.5 million, including $0.9 million of accrued interest. Currently, the Company’s consolidated U.S. federal return for the year 2004 is undergoing an examination by the Internal Revenue Service. Tax years subsequent to 2003 remain open to U.S. federal tax audit and, because of net operating losses (NOL’s) utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL’s available for tax carryforward. Our Canadian subsidiaries’ federal tax returns since 2003 are subject to audit by Canada Revenue Agency.
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
     Financial information by business segment for each of the three and six months ended June 30, 2007 and 2006 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Three months ended June 30, 2007
Well Site Services -
Accommodations	$61,864	$4,923	$13,152	$38,250	$368,004
Rental tools	50,842	5,123	14,131	9,430	275,880
Drilling and other (1)	36,752	2,892	11,816	11,885	164,801

Total Well Site Services	149,458	12,938	39,099	59,565	808,685
Offshore Products	135,437	2,795	24,207	3,165	419,688
Tubular Services	214,413	331	10,710	760	388,286
Corporate and Eliminations	—	49	(5,535)	165	27,247

Total	$499,308	$16,113	$68,481	$63,655	$1,643,906

Three months ended June 30, 2006
Well Site Services -
Accommodations	$75,015	$4,025	$15,581	$18,497	$304,391
Rental tools	46,777	4,152	14,193	5,763	259,106
Drilling and other (1)	32,205	1,826	13,664	4,006	139,517

Total Well Site Services	153,997	10,003	43,438	28,266	703,014
Offshore Products	93,675	2,692	15,186	1,800	337,656
Tubular Services	215,687	269	17,023	357	406,982
Corporate and Eliminations	—	31	(5,644)	33	16,281

	$463,359	$12,995	$70,003	$30,456	$1,463,933

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Six months ended June 30, 2007
Well Site Services -
Accommodations	$155,417	$8,750	$48,144	$55,893	$368,004
Rental tools	104,481	9,863	31,613	17,854	275,880
Drilling and other (1)	67,669	5,543	21,810	19,275	164,801
Workover services (1)	—	—	—	—	—

Total Well Site Services	327,567	24,156	101,567	93,022	808,685
Offshore Products	254,477	5,625	41,815	6,409	419,688
Tubular Services	397,780	654	18,444	894	388,286
Corporate and Eliminations	—	97	(10,454)	231	27,247

Total	$979,824	$30,532	$151,372	$100,556	$1,643,906

Six months ended June 30, 2006
Well Site Services -
Accommodations	$179,604	$7,603	$40,940	$30,034	$304,391
Rental tools	96,365	8,233	31,010	11,305	259,106
Drilling and other (1)	60,223	3,504	25,387	10,338	139,517
Workover services	8,544	650	1,922	263	—

Total Well Site Services	344,736	19,990	99,259	51,940	703,014
Offshore Products	171,946	5,300	25,251	4,360	337,656
Tubular Services	442,908	533	34,842	642	406,982
Corporate and Eliminations	—	58	(10,146)	57	16,281

Total	$959,590	$25,881	$149,206	$56,999	$1,463,933

(1)	Subsequent to March 1, 2006, the effective date of the sale of our workover services business (See Note 11), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and other.”
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
     The closing of the transaction resulted in a non-cash pretax gain of $20.7 million of which, in accordance with the guidance in Emerging Issues Task Force Issue No. 01-2 covering gain recognition involving non-cash transactions and retained equity interests, $9.4 million ($9.6 million as of March 31, 2006) was not recognized in connection with the initial sale of our workover services business. After the gain adjustment and income taxes, the transaction had a $5.9 million, or $0.12 per diluted share, impact on net income and earnings per share, respectively, in the first quarter of 2006. We account for our investment in Boots & Coots utilizing the equity method of accounting. Differences between Boots & Coots’ total book equity after the transaction, net to the Company’s interest, and the carrying value of our investment in Boots & Coots are principally attributable to the unrecognized gain on the sale of the workover services business and to goodwill.

     In April 2007, the Company sold, pursuant to a registration statement filed by Boots & Coots, 14,950,000 shares of Boots & Coots stock that it owned for net proceeds of $29.4 million and, as a result, we recognized a net after tax gain of $8.4 million, or approximately $0.17 per diluted share in the second quarter of 2007. After the sale of Boots & Coots shares by the Company and the sale of primary shares of stock directly by Boots & Coots in April 2007, the Company’s ownership interest in Boots & Coots was reduced to approximately 15%. The equity method of accounting will continue to be used to account for the Company’s remaining investment in Boots & Coots common stock (11.5 million shares). The carrying value of the Company’s remaining investment in Boots & Coots stock totals $18.5 million as of June 30, 2007.
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
13. SUBSEQUENT EVENTS
     In July and August 2007, the Company announced the expansion of its rental tools operations through two acquisitions.
     In July 2007, we acquired substantially all of the assets of Wire Line Service, Ltd. (“Well Testing”), a Midland, Texas business that primarily provides well testing and flowback services through its locations in Texas and New Mexico. Total consideration was approximately $44.0 million and consisted of cash in the amount of $41.0 million and a $3.0 million note payable to the seller that bears interest at 6% and is payable in two equal annual installments beginning one year from the July 2, 2007 date of the closing of the transaction.
     In August 2007, we completed the acquisition of substantially all of the assets of Schooner Petroleum Services, Inc. (“Schooner”). Schooner, headquartered in Houston, Texas, primarily provides completion-related rental tools and services through eleven locations in Texas, Louisiana, Wyoming and Arkansas. The consideration for the assets acquired, totaling approximately $67.0 million subject to customary post-closing adjustments, consisted of cash and a $6.0 million note payable to the seller that bears interest at 6% and is payable in two equal annual installments beginning one year from the August 2, 2007 date of the closing of the transaction.
     These acquisitions were funded with amounts available under the Company’s existing credit facility.

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
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices than our offshore products segment. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of oil country tubular goods (OCTG) inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations, catering and logistics services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in the U.S. and Canada. Our accommodations business is conducted primarily in Canada and its activity levels are driven by oil sands development in Northern Alberta, oil and gas drilling activity, and to a lesser extent mining activities.
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

	Average Rig Count for the
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
U.S. Land	1,680	1,536	1,665	1,487
U.S. Offshore	77	96	80	89

Total U.S	1,757	1,632	1,745	1,576
Canada (1)	139	282	336	474

Total North America	1,896	1,914	2,081	2,050

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the six months ended June 30, 2007 increased by 31 rigs, or 1.5%, compared to the six months ended June 30, 2006. The increases in U.S. land rig counts have contributed to increased well site services revenues, particularly in our land drilling and rental tool businesses. However, decreased Canadian rig counts, compared to the first six months of 2006, have adversely impacted our rental tools and accommodations, catering and logistical services which support Canadian oil and gas drilling operations. These decreases in Canada were offset by growth in accommodations, catering and logistical services in support of oil sands development in Canada. Also, our well site services segment results for the first half of 2007 also benefited from capital spending, which aggregated $158 million in the twelve months ended June 30, 2007 in that segment, and the impact of increased activity levels and pricing gains in certain rental tool and accommodations business lines.
     Our 2007 capital expenditures are estimated to total $261 million and include $236 million to be spent in well site services, $22 million for offshore products and $3 million for tubular services. We continue to increase our capital commitments for the expansion of large accommodations facilities in support of oil sands development activities in Canada. In May 2007, we announced the latest expansion of our Wapasu Creek Lodge where we have committed an additional $13.9 million to expand that facility to 1,353 rooms expected in the first quarter of 2008 from 905 rooms. Of our total approved capital expenditures for 2007 of approximately $261 million, approximately $114 million is expected to be spent on Canadian oil sands accommodations related projects.
     Subsequent to the end of the second quarter, we announced the completion of two rental tool acquisitions for total consideration of $111.0 million. The acquired businesses provide well testing and flow back services in Texas and New Mexico and completion-related rental tools and services in Texas, Louisiana, Wyoming and Arkansas. These investments are consistent with our strategy to expand our suite of production and completion products and services in our North American operations. We believe that demand for these services has strong growth potential given the decline rates of oil and gas wells and the increasing complexity of completions in the high activity basins.
     Management believes that, based on the current economic environment, oil and gas producers will continue to explore for and develop oil and gas reserves at an active pace in spite of continued volatility in current U.S. domestic natural gas and crude oil prices, given their longer term views of supply and demand fundamentals. Management estimates that approximately 55% to 65% of the Company’s revenues are dependent on North American natural gas drilling and completion activity with a significant amount of such revenues being derived from lower margin OCTG sales. As such, we estimate that our profitability is more evenly impacted by oil driven activity and natural gas driven activity. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. Our customers have also announced significant levels of expenditures for oil sands related projects in Canada. We continue to focus on expansion opportunities and execution initiatives in these high growth markets supporting deepwater development and Canadian oil sands spending. Deepwater infrastructure spending and capital equipment upgrades have driven improved financial results and improved backlog. In addition, our commitment to support the oil sands activity continues to increase with our investments in large scale accommodations in the oil sands region of northern Alberta, Canada. We see continued growth in activity for our accommodations business in the oil sands region as labor needs in the region are expected to double over the next three to five years.
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
Consolidated Results of Operations

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
			Variance				Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Revenues
Well Site Services -
Accommodations	$61.9	$75.0	$(13.1)	(17%)	$155.4	$179.6	$(24.2)	(13%)
Rental Tools	50.8	46.8	4.0	9%	104.5	96.4	8.1	8%
Drilling and Other	36.8	32.2	4.6	14%	67.6	60.2	7.4	12%
Workover Services	—	—	—	0%	—	8.5	(8.5)	(100%)

Total Well Site Services	149.5	154.0	(4.5)	(3%)	327.5	344.7	(17.2)	(5%)
Offshore Products	135.4	93.7	41.7	45%	254.5	172.0	82.5	48%
Tubular services	214.4	215.7	(1.3)	(1%)	397.8	442.9	(45.1)	(10%)

Total	$499.3	$463.4	$35.9	8%	$979.8	$959.6	$20.2	2%

Cost of sales
Well Site Services -
Accommodations	$38.5	$50.5	$(12.0)	(24%)	$88.2	$121.8	$(33.6)	(28%)
Rental Tools	26.1	22.7	3.4	15%	51.5	45.8	5.7	12%
Drilling and Other	21.5	16.2	5.3	33%	39.0	30.2	8.8	29%
Workover Services	—	—	—	0%	—	5.3	(5.3)	(100%)

Total Well Site Services	86.1	89.4	(3.3)	(4%)	178.7	203.1	(24.4)	(12%)
Offshore Products	99.9	68.7	31.2	45%	190.9	127.1	63.8	50%
Tubular services	200.7	195.6	5.1	3%	372.9	401.7	(28.8)	(7%)

Total	$386.7	$353.7	$33.0	9%	$742.5	$731.9	$10.6	1%

Gross margin
Well Site Services -
Accommodations	$23.4	$24.5	$(1.1)	(4%)	$67.2	$57.8	$9.4	16%
Rental Tools	24.7	24.1	0.6	2%	53.0	50.6	2.4	5%
Drilling and Other	15.3	16.0	(0.7)	(4%)	28.6	30.0	(1.4)	(5%)
Workover Services	—	—	—	0%	—	3.2	(3.2)	(100%)

Total Well Site Services	63.4	64.6	(1.2)	(2%)	148.8	141.6	7.2	5%
Offshore Products	35.5	25.0	10.5	42%	63.6	44.9	18.7	42%
Tubular services	13.7	20.1	(6.4)	(32%)	24.9	41.2	(16.3)	(40%)

Total	$112.6	$109.7	$2.9	3%	$237.3	$227.7	$9.6	4%

Gross margin as a percent of revenues
Well Site Services -
Accommodations	38%	33%			43%	32%
Rental Tools	49%	51%			51%	52%
Drilling and Other	42%	50%			42%	50%
Workover Services	—%	—%			—%	38%
Total Well Site Services	42%	42%			45%	41%
Offshore Products	26%	27%			25%	26%
Tubular services	6%	9%			6%	9%
Total	23%	24%			24%	24%
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
     We reported net income for the quarter ended June 30, 2007 of $52.2 million, or $1.03 per diluted share. These results compare to $45.3 million, or $0.88 per diluted share, reported for the quarter ended June 30, 2006. Net income for the second quarter of 2007 included an after tax gain of $8.4 million, or $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots International Well Control, Inc. (Boots & Coots) common stock. See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on
Form 10-Q.

     Revenues. Consolidated revenues increased $35.9 million, or 8%, in the second quarter of 2007 compared to the second quarter of 2006.
     Our offshore products revenues increased $41.7 million, or 45%, due to increased deepwater development spending and capital equipment upgrades by our customers. Our offshore products backlog increased to $402.2 million at June 30, 2007 compared to $349.3 million at December 31, 2006 and $280.6 million at June 30, 2006.
     Tubular services revenues decreased $1.3 million, or 1%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of a 3.3% decrease in average selling prices per ton partially offset by a 2.8% increase in tons shipped.
     Our well site services revenues decreased $4.5 million, or 3%, in the second quarter of 2007 compared to the second quarter of 2006.
     Rental tools revenues increased $4.0 million, or 9%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of increased prices realized and capital additions made since the second quarter of 2006, which were only partially offset by decreased Canadian rental tool revenues in the second quarter of 2007 caused by reduced Canadian drilling and completion activity when compared to the second quarter of 2006. Our drilling revenues increased $4.6 million, or 14%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of an increased rig fleet size (four additional rigs) and higher rates, partially offset by lower utilization in the second quarter of 2007 compared to 2006.
     Our accommodations revenues decreased $13.1 million, or 17%, as a result of decreased oil and gas drilling activity levels in Canada and lower third party accommodations manufacturing revenues, which were only partially offset by higher revenues driven by increased activity in support of the oil sands developments in Canada.
     Cost of Sales. Our consolidated cost of sales increased $33.0 million, or 9%, in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of increases at offshore products of $31.2 million, or 45%, and at tubular services of $5.1 million, or 3%, which were partially offset by a decrease at well site services of $3.3 million, or 4%. Our overall gross margin as a percent of revenues was relatively constant at 23% in the second quarter of 2007 compared to 24% in the second quarter of 2006.
     Tubular services cost of sales increased primarily as a result of increased tonnage shipped. Our tubular services gross margin as a percentage of revenues decreased from 9% to 6% in the second quarter of 2007 compared to the second quarter of 2006 as a result of lower OCTG mill pricing, higher industry wide inventory levels and a greater mix of relativity low margin carbon grade OCTG sales in 2007.
     Our well site services gross margins as a percent of revenue were flat at 42% in the second quarter of 2006 and second quarter of 2007. Our accommodations cost of sales decrease was driven by lower costs associated with fewer third party manufacturing projects in 2007 compared to 2006 and by lower activity in support of Canadian drilling operations in 2007. Our accommodations gross margin as a percentage of revenues improved from 33% in the second quarter of 2006 to 38% in the second quarter of 2007 because of lower manufacturing revenues, which generally earn lower margins than accommodations or catering work.
     Our drilling services cost of sales increased $5.3 million, or 33%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of an increase in the number of rigs that we operate, increased wages paid to our employees, increased transportation costs and the impact of price increases for repairs, supplies and other expenses to operate our rigs. Increased costs coupled with lower utilization in our areas of operations have reduced our drilling services gross margin from 50% in the second quarter of 2006 to 42% in the second quarter of 2007.
     Our offshore products cost of sales increased, on a percentage basis, approximately in line with the increase in offshore products revenues.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $1.5 million, or 5.5%, in the second quarter of 2007 compared to the second quarter of 2006. The increase is primarily attributable to increased salaries, wages and benefits and an increase in headcount. SG&A was 5.7% of revenues in the quarter ended June 30, 2007 compared to 5.8% of revenues in the quarter ended June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 24%, in the second quarter of 2007 compared to the same period in 2006 due primarily to capital expenditures made during the previous twelve months.
     Operating Income. Consolidated operating income decreased $1.5 million, or 2%, in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of decreases at well site services of $4.3 million, or 10%, and at tubular services of $6.3 million, or 37%, which were partially offset by increased offshore products operating income of $9.0 million, or 59%.
     Interest Expense and Interest Income. Interest expense decreased by $1.2 million, or 24%, in the second quarter of 2007 compared to the second quarter of 2006 due to the impact of lower debt levels. The weighted average interest rate on the Company’s revolving credit facility was 6.2% in the second quarter of 2007 and the second quarter of 2006. Interest income in 2007 and 2006 relate primarily to the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business (see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is lower in the second quarter of 2007 than in the second quarter of 2006 primarily because of the sale of approximately 15.0 million shares of our investment in Boots & Coots in April 2007. As a result of this sale, our ownership interest in Boots & Coots decreased to approximately 15%.
     Income Tax Expense. Our income tax provision for the second quarter of 2007 totaled $27.1 million, or 34.1% of pretax income, compared to $21.5 million, or 32.2% of pretax income, for the second quarter of 2006. The effective tax rate was lower in the second quarter of 2006 compared to the second quarter of 2007 because of favorable Canadian tax law changes which were reflected in the 2006 period.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
     We reported net income for the six months ended June 30, 2007 of $104.7 million, or $2.08 per diluted share. These results compare to $98.2 million, or $1.92 per diluted share, reported for the six months ended June 30, 2006. Net income for the first half of 2007 included a pre-tax gain of $12.8 million, or an after tax gain of $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots International Well Control, Inc. (Boots & Coots). During the first half of 2006, we recognized an $11.3 million pre-tax gain or an after tax gain of $0.12 per diluted share from the sale of our workover business to Boots & Coots. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
     Revenues. Consolidated revenues increased $20.2 million, or 2%, in the first half of 2007 compared to the first half of 2006.
     Our offshore products revenues increased $82.5 million, or 48%, due to increased deepwater development spending and capital equipment upgrades by our customers.
     Tubular services revenues decreased $45.1 million, or 10%, in the first half of 2007 compared to the first half of 2006 as a result of an 8.5% decrease in tons shipped and a 1.8% decrease in average selling prices per ton.
     Our well site services revenues decreased $17.2 million, or 5%, in the first half of 2007 compared to the first half of 2006.
     Rental tools revenues increased $8.1 million, or 8%, in the first half of 2007 compared to the first half of 2006 as a result of increased prices realized and capital additions made since the first half of 2006, which were only partially offset by decreased Canadian rental tool revenues in the first half of 2007 caused by lower Canadian drilling and completion activity when compared to the first half of 2006. Our drilling revenues increased $7.4 million, or 12%, in the first half of 2007 compared to the first half of 2006 as a result of an increased rig fleet size

(four additional rigs) and higher rates, partially offset by lower utilization in the first half of 2007. The sale of our workover services business in March 2006 caused an $8.5 million decrease in revenues in the first half of 2007 compared to the first half of 2006.
     Our accommodations business revenues decreased $24.2 million, or 13%, as a result of decreased oil and gas drilling activity levels in Canada and lower third party accommodations manufacturing revenues, which were only partially offset by higher revenues driven by increased activity in support of the oil sands developments in Canada.
     Cost of Sales. Our consolidated cost of sales increased $10.6 million, or 1%, in the first half of 2007 compared to the first half of 2006 primarily as a result of an increase at offshore products of $63.8 million, or 50%, partially offset by decreases at tubular services of $28.8 million, or 7%, and well site services of $24.4 million, or 12%. Our overall gross margin as a percent of revenues was 24% in the first half of 2007 and 2006.
     Tubular services cost of sales decreased as a result of decreased tonnage shipped which was partially offset by the impact of price increases for inventory purchased. Our tubular services gross margin as a percentage of revenues decreased from 9% to 6% in the first half of 2007 compared to the first half of 2006 as a result of lower OCTG mill pricing, higher industry wide inventory levels and a greater mix of relativity low margin carbon grade OCTG sales in 2007.
     Our well site services gross margin as a percent of revenues increased from 41% to 45% in the first half of 2007 compared to the first half of 2006. Our accommodations cost of sales decreased due to lower costs associated with fewer third party manufacturing projects in 2007 compared to 2006 and reduced activity in support of Canadian drilling operations in 2007. Our accommodations gross margin as a percentage of revenues improved from 32% in the first half of 2006 to 43% in the first half of 2007 because of lower manufacturing revenues, which generally earn lower margins than accommodations or catering work.
     Our drilling services cost of sales increased $8.8 million, or 29%, in the first half of 2007 compared to the first half of 2006 as a result of an increase in the number of rigs that we operate, the impact of price increases for repairs, supplies and other expenses to operate our rigs, increased transportation costs and increased wages paid to our employees. Increased costs coupled with lower utilization in our areas of operations have reduced our drilling services gross margin from 50% in the first half of 2006 to 42% in the first half of 2007.
     Our offshore products cost of sales, on a percentage basis, increased approximately in line with the increase in offshore products revenues.
     Selling, General and Administrative Expenses. SG&A increased $3.4 million, or 6%, in the first half of 2007 compared to the first half of 2006 due primarily to increased salaries, wages and benefits and an increase in headcount. SG&A was 5.7% of revenues in the six months ended June 30, 2007 compared to 5.4% of revenues in the six months ended June 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $4.7 million, or 18%, in the first half of 2007 compared to the same period in 2006 due primarily to capital expenditures made during the previous twelve months.
     Operating Income. Consolidated operating income increased $2.2 million, or 1%, in the first half of 2007 compared to the first half of 2006 primarily as a result of increases at offshore products of $16.6 million, or 66%, and at well site services of $2.3 million, or 2%, which were partially offset by decreased tubular services operating income of $16.4 million, or 47%.
     Interest Expense and Interest Income. Interest expense decreased by $1.2 million, or 12% in the first half of 2007 compared to the first half of 2006 due to lower debt levels. The weighted average interest rate on the Company’s revolving credit facility was 6.1% in the first half of 2007 compared to 6.0% in the first half of 2006. Interest income in 2007 and 2006 relates primarily to the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business (see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is lower in the first half of 2007 than in the first half of 2006 primarily because of the sale of approximately 15.0 million shares of our investment in Boots & Coots in April 2007. As a result of this sale, our ownership interest decreased to approximately 15%.
     Income Tax Expense. Our income tax provision for the first half of 2007 totaled $54.2 million, or 34.1% of pretax income, compared to $55.7 million, or 36.2% of pretax income, for the first half of 2006. The effective tax rate was higher in the six months ended June 30, 2006 principally because of the higher effective tax rate applicable to the gain on the sale of the workover services business.
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
     Cash totaling $121.4 million was provided by operations during the first half of 2007 compared to cash totaling $61.8 million provided by operations during the first half of 2006. During the first half of 2007, $2.3 million was utilized to fund working capital associated with our growth, especially in our offshore products segment. These increased working capital needs were partially offset by a $39.8 million reduction in tubular services inventories in 2007. During the first half of 2006, $50.8 million was used to fund working capital due primarily to increases in receivables and inventories in our offshore products segment given the growth in activity compared to 2005.
     Cash was used in investing activities during the six months ended June 30, 2007 and 2006 in the amount of $70.3 million and $60.4 million, respectively. Capital expenditures, including capitalized interest, totaled $100.6 million and $57.0 million during the six months ended June 30, 2007 and 2006, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment. Net proceeds from the sale of 14.95 million shares of Boots & Coots International Well Control, Inc. common stock totaled $29.4 million. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     We currently expect to spend a total of approximately $261 million for capital expenditures during 2007 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $61.1 million was used in financing activities during the six months ended June 30, 2007, primarily as a result of revolving credit facility repayments, other debt repayments and treasury stock purchases partially offset by proceeds from stock option exercises. A total of $3.4 million was used by financing activities during the six months ended June 30, 2006.
     During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. Through June 30, 2007, a total of $57.3 million of our stock (2,064,432 shares), has been repurchased under this program, leaving a total of up to approximately $42.7 million remaining available under the program.
     On December 5, 2006, we amended our existing credit agreement dated as of October 30, 2003 (the Credit Agreement). The amendment to the Credit Agreement increased the total commitments under the Credit Agreement from $325 million to $400 million and extended the maturity of the Credit Agreement to December 5, 2011.
     As of June 30, 2007, we had $165.9 million outstanding under the Credit Agreement and an additional $10.3 million of outstanding letters of credit, leaving $223.8 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $9.0 million. As of June 30, 2007, we had $0.9 million outstanding under these other facilities and an additional $0.7 million of outstanding letters of credit leaving $7.4 million available to be drawn under these facilities. Our total debt represented 26.1% of the total of debt and shareholder’s equity at June 30, 2007 compared to 32.2% at December 31, 2006 and 34.3% at June 30, 2006.
     Subsequent to June 30, 2007, we completed two acquisitions in our rental tool business for total consideration of $111.0 million, consisting primarily of cash funded by borrowings under our revolving Credit Agreement. Consideration included a total of $9.0 million of sellers' notes. These notes will be repayable in equal annual installments over a two year period beginning one year from the date of the closing of the respective transactions. (See Note 13 to the Unaudited Condensed Consolidated Statements in this Quarterly Form 10-Q).
     As of June 30, 2007, we have reclassified the $175.0 million principal amount of our 2 3/8% Notes to a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion only during the quarter subsequent to the June 30, 2007 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of June 30, 2007, the recent trading prices exceeded the conversion value of the 2 3/8% Notes due to the remaining imbedded conversion option of the holder. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date of the 2 3/8% Notes and general market liquidity, among other factors. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to covert over the next twelve months.
     As noted above, subsequent to June 30, 2007, we completed two acquisitions in July and August 2007 for which the consideration included a total of $9.0 million of sellers' notes. These notes will be repayable in equal annual installments over a two year period beginning one year from the date of the closing of the respective transactions.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of June 30, 2007, we had floating rate obligations totaling approximately $166.8 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2007 levels, our consolidated interest expense would increase by a total of approximately $1.7 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. In the past, we have hedged U.S. dollar balances and cash flows in our U.K. subsidiary; however, no active hedges exist as of June 30, 2007. Results of operations have not been materially affected by foreign currency hedging activity.

ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2006 Form 10-K except as detailed below.
Customer labor problems could adversely affect us
     Our accommodations facilities serving oil sands development work in Northern Alberta, Canada house both union and non-union customer employees. If a union representing members employed by one or more of our customers threatens or engages in a strike, work stoppage or other slowdown, this could cause us to experience a disruption of our operations which could adversely affect our business, financial condition and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
None

Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
April 1, 2007 – April 30, 2007	—	—	2,064,432	$42,733,264
May 1, 2007 – May 31, 2007	—	—	2,064,432	$42,733,264
June 1, 2007 – June 30, 2007	—	—	2,064,432	$42,733,264 (1)
Total	—	—	2,064,432	$42,733,264

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 17, 2007 (1) to elect three Class III members of the Board of Directors to serve for three-year terms and (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2007.
     The Class III directors elected were Martin Lambert, Mark G. Papa and Stephen A. Wells. The number of affirmative votes and the number of votes withheld for the directors were:

Names	Number of Affirmative Votes	Number Withheld
Martin Lambert	34,281,914	10,991,096
Mark G. Papa	32,497,653	12,775,357
Stephen A. Wells	36,768,816	8,504,194
     Following the annual meeting, Douglas E. Swanson, Cindy B. Taylor, S. James Nelson, Gary L. Rosenthal and William T. Van Kleef continued in their terms as directors.
     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
45,235,040	26,215	11,756
ITEM 5. Other Information
     None

ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $175,000,000 aggregate principal amount of 2 3 / 8 % Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Reports on Form 8-K filed with the SEC on June 23, 2005 and July 13, 2005, respectively (File No. 001-16337)).

10.25*,**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Ron R. Green) effective May 17, 2007.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit No.		Description

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.
Date: August 2, 2007	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: August 2, 2007	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Oil States International, Inc.’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to Oil States International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States International, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2005 (File No. 001-16337)).

4.6	—	Global Note representing $175,000,000 aggregate principal amount of 2 3 / 8 % Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States International, Inc.’s Current Reports on Form 8-K filed with the SEC on June 23, 2005 and July 13, 2005, respectively (File No. 001-16337)).

10.25*,**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Ron R. Green) effective May 17, 2007.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

Exhibit No.		Description

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith