Form 10-Q
period 2007-09-30
OIL STATES INTERNATIONAL, INC
filed 2007-11-02
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐       NO ☑
     The Registrant had 50,096,856 shares of common stock outstanding and 2,090,954 shares of treasury stock as of October 22, 2007.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues	$527,440	$479,463	$1,507,264	$1,439,053

Costs and expenses:
Cost of sales	403,369	363,007	1,145,882	1,094,926
Selling, general and administrative expenses	30,884	27,414	86,433	79,611
Depreciation and amortization expense	18,788	13,880	49,320	39,762
Other operating (income)/expense	(374)	(330)	(516)	56

	452,667	403,971	1,281,119	1,214,355

Operating income	74,773	75,492	226,145	224,698

Interest expense	(4,217)	(4,797)	(12,798)	(14,531)
Interest income	890	714	2,599	1,670
Equity in earnings of unconsolidated affiliates	753	2,637	2,043	4,624
Gain on sale of workover services business	—	—	—	11,250
Gain on sale of investment	—	—	12,774	—
Other income	243	1,866	595	2,111

Income before income taxes	72,442	75,912	231,358	229,822
Income tax expense	(21,964)	(25,860)	(76,186)	(81,549)

Net income	$50,478	$50,052	$155,172	$148,273

Net income per share:
Basic	$1.02	$1.01	$3.14	$2.99
Diluted	$0.97	$0.99	$3.05	$2.91

Weighted average number of common shares outstanding:
Basic	49,661	49,736	49,423	49,514
Diluted	51,822	50,475	50,883	50,909
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$29,201	$28,396
Accounts receivable, net	414,211	351,701
Inventories, net	355,704	386,182
Prepaid expenses and other current assets	33,967	17,710

Total current assets	833,083	783,989

Property, plant, and equipment, net	538,842	358,716
Goodwill, net	390,741	331,804
Investments in unconsolidated affiliates	23,604	38,079
Other non-current assets, net	75,521	58,506

Total assets	$1,861,791	$1,571,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$179,659	$6,873
Accounts payable and accrued liabilities	252,802	199,842
Income taxes	4,062	11,376
Deferred revenue	46,167	58,645
Other current liabilities	739	3,680

Total current liabilities	483,429	280,416

Long-term debt	253,376	391,729
Deferred income taxes	40,482	38,020
Other liabilities	27,300	21,093

Total liabilities	804,587	731,258

Stockholders’ equity:
Common stock	522	511
Additional paid-in capital	399,963	372,043
Retained earnings	642,512	487,627
Accumulated other comprehensive income	72,365	30,183
Treasury stock	(58,158)	(50,528)

Total stockholders’ equity	1,057,204	839,836

Total liabilities and stockholders’ equity	$1,861,791	$1,571,094

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2007	2006
Cash flows from operating activities:
Net income	$155,172	$148,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,320	39,762
Deferred income tax provision	5,053	1,411
Excess tax benefits from share-based payment arrangements	(8,116)	(4,966)
Equity in earnings of unconsolidated subsidiaries	(2,043)	(4,624)
Non-cash compensation charge	5,872	5,815
Gain on sale of investment	(12,774)	—
Non-cash gain on sale of workover services business	—	(11,250)
Gain on disposal of assets	(1,454)	(3,102)
Other, net	214	1,895
Changes in working capital	25,095	(73,359)

Net cash flows provided by operating activities	216,339	99,855

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(102,159)	(99)
Cash balances of workover services business sold	—	(4,366)
Capital expenditures	(172,068)	(104,114)
Proceeds from sale of investment	29,354	—
Proceeds from sale of equipment	2,685	8,069
Other, net	(681)	(1,068)

Net cash flows used in investing activities	(242,869)	(101,578)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	24,219	(1,563)
Debt repayments	(6,918)	(2,236)
Issuance of common stock	10,601	8,275
Purchase of treasury stock	(12,211)	(10,083)
Excess tax benefits from share-based payment arrangements	8,116	4,966
Other, net	(431)	(194)

Net cash flows provided by (used in) financing activities	23,376	(835)

Effect of exchange rate changes on cash	4,450	570

Net increase (decrease) in cash and cash equivalents from continuing operations	1,296	(1,988)
Net cash used in discontinued operations — operating activities	(491)	(112)
Cash and cash equivalents, beginning of period	28,396	15,298

Cash and cash equivalents, end of period	$29,201	$13,198

Non-cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction, net of unrecognized gain of $9.4 million (See Note 11)	—	$50,105

Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$175,000	—

Borrowings and assumption of liabilities for business and asset acquisitions and related intangibles	9,000	514
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
2. RECENT ACCOUNTING PRONOUNCEMENT
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company has not implemented and is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its results from operations or financial position.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not implemented and is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its results from operations or financial position.
     In August 2007, the FASB issued proposed FASB Staff Position (FSP) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which, if issued, would change the accounting for our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes). Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the proposed new rules on our 2 3/8% Notes is that the equity component would be classified as part of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense would result by recognizing the accretion of the discounted carrying value of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and will require retrospective application. The Company is currently evaluating the impact of this proposed FSP.
     See also Note 9 – Income Taxes and Change in Accounting Principle for a discussion of the FASB’s Interpretation No. 48 – Accounting for Uncertainty in Income Taxes.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Accounts receivable, net:
Trade	$321,843	$269,136
Unbilled revenue	88,124	83,782
Other	7,803	1,726
Allowance for doubtful accounts	(3,559)	(2,943)

	$414,211	$351,701

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Inventories, net:
Tubular goods	$208,551	$261,785
Other finished goods and purchased products	60,708	50,095
Work in process	44,534	45,848
Raw materials	49,855	35,642

Total inventories	363,648	393,370
Inventory reserves	(7,944)	(7,188)

	$355,704	$386,182

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2007	2006
Property, plant and equipment, net:
Land		$11,979	$9,112
Buildings and leasehold improvements	5-50 years	96,301	77,853
Machinery and equipment	2-20 years	429,528	326,977
Rental tools	1-10 years	98,909	64,178
Office furniture and equipment	1-10 years	22,327	18,832
Vehicles	4-10 years	47,112	31,541
Construction in progress		72,836	18,811

Total property, plant and equipment		778,992	547,304
Less: Accumulated depreciation		(240,150)	(188,588)

		$538,842	$358,716

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Accounts payable and accrued liabilities:
Trade accounts payable	$191,744	$142,204
Accrued compensation	27,140	29,058
Accrued insurance	5,952	5,836
Accrued taxes, other than income taxes	7,993	3,317
Reserves related to discontinued operations	2,866	3,357
Other	17,107	16,070

	$252,802	$199,842

4. EARNINGS PER SHARE
     The calculation of earnings per share is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$50,478	$50,052	$155,172	$148,273

Weighted average number of shares outstanding	49,661	49,736	49,423	49,514

Basic earnings per share	$1.02	$1.01	$3.14	$2.99

Diluted earnings per share:
Net income	$50,478	$50,052	$155,172	$148,273

Weighted average number of shares outstanding	49,661	49,736	49,423	49,514
Effect of dilutive securities:
Options on common stock	649	670	659	852
2 3/8% Convertible Senior Subordinated Notes	1,421	23	721	489
Restricted stock awards and other	91	46	80	54

Total shares and dilutive securities	51,822	50,475	50,883	50,909

Diluted earnings per share	$0.97	$0.99	$3.05	$2.91

5. BUSINESS ACQUISITIONS AND GOODWILL
     In July and August 2007, the Company announced the expansion of its rental tools operations through two acquisitions.
     In July 2007, we acquired substantially all of the assets of Wire Line Service, Ltd. (“Well Testing”), a Midland, Texas business that primarily provides well testing and flowback services through its locations in Texas and New Mexico for total consideration of $44.2 million, including transaction costs and a $3.0 million note payable to the seller that bears interest at 6% and is payable in two equal annual installments beginning one year from the July 2, 2007 date of the closing of the transaction. The operations of Well Testing have been included in the rental tools business within the well site services segment.
     In August 2007, we completed the acquisition of substantially all of the assets of Schooner Petroleum Services, Inc. (“Schooner”). Schooner, headquartered in Houston, Texas, primarily provides completion-related rental tools and services through eleven locations in Texas, Louisiana, Wyoming and Arkansas. The consideration for the assets acquired totaled approximately $67.5 million, including transaction costs and net of cash acquired and a $6.0 million note payable to the seller that bears interest at 6% and is payable in two equal annual installments beginning one year from the August 2, 2007 date of the closing of the transaction. The operations of Schooner have been included in the rental tools business within the well site services segment.
     The cash consideration for these acquisitions was funded with amounts available under the Company’s existing credit facility. As of September 30, 2007, the total purchase consideration for these acquisitions has been allocated as follows: working capital $15.6 million; property, plant and equipment $27.9 million; goodwill $49.9 million and other intangible assets $18.3 million. The allocation of purchase price for these acquisitions is still being finalized.
     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2007 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January 1,	and	translation and	September 30,
	2007	adjustments	other changes	2007
Offshore Products	$75,716	$—	$295	$76,011
Tubular Services	62,453	410	—	62,863
Well Site Services	193,635	49,946	8,286	251,867

Total	$331,804	$50,356	$8,581	$390,741

6. DEBT
     As of September 30, 2007 and December 31, 2006, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $300 million and with an average interest rate of 6.3% for the nine month period ended September 30, 2007	$166,000	$186,200
Canadian revolving credit facility, with available commitments up to $100 million and with an average interest rate of 5.4% for the nine month period ended September 30, 2007	81,301	29,177
2 3/8% contingent convertible senior subordinated notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest ranging from 5% to 6%, maturing in 2007 to 2009	9,000	6,689
Capital lease obligations and other debt	1,734	1,536

Total debt	433,035	398,602
Less: current maturities	(179,659)	(6,873)

Total long-term debt	$253,376	$391,729

     The $175.0 million of 2 3/8% Notes are convertible into cash and common stock of the Company at $31.75 per share (Conversion Price) only upon the occurrence of certain events prior to July 1, 2023. Upon conversion, a holder will receive cash for the principal amount of each note and shares of the Company’s common stock for the conversion value in excess of such principal amount. Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the quarter ended September 30, 2007, the contingent conversion conditions on the 2 3/8% Notes were met. As a result, the 2 3/8% Notes were convertible at the option of the holder as of September 30, 2007, and, as such, the principal balance of the notes has been classified as a current liability. The holders of the 2 3/8% Notes may convert their notes only during the quarter ended December 31, 2007 based on the share price performance during measurement periods in the quarter ended September 30, 2007. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during prescribed measurement periods.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$50,478	$50,052	$155,172	$148,273
Other comprehensive income:
Cumulative translation adjustment	18,538	661	42,182	12,281
Foreign currency hedge	—	—	—	41

Total comprehensive income	$69,016	$50,713	$197,354	$160,595

Shares of common stock outstanding — January 1, 2007	49,296,740

Shares issued upon exercise of stock options and vesting of stock awards	1,051,667
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(12,051)
Repurchase of shares — held in treasury	(240,000)

Shares of common stock outstanding — September 30, 2007	50,096,356

8. STOCK BASED COMPENSATION
     During the first nine months of 2007, we granted restricted stock awards totaling 197,563 shares valued at $6.3 million. A total of 162,707 of these awards vest in four equal annual installments, 15,860 of these awards vest in three annual installments, 3,800 of these awards vest in two annual installments and the remaining 15,196 awards vest after one year.
     Stock based compensation pre-tax expense recognized in the nine month periods ended September 30, 2007 and September 30, 2006 totaled $5.9 million and $5.8 million, or $0.08 and $0.07 per diluted share after tax, respectively. For the three month periods ended September 30, 2007 and September 30, 2006, our stock compensation pre-tax expense totaled $2.2 million and $1.6 million, or $0.03 and $0.02 per diluted share after tax, respectively. At September 30, 2007, $16.2 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2007 was $2.2 million.
9. INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE
     The Company’s income tax provision for the three months and nine months ended September 30, 2007 totaled $22.0 million, or 30.3%, of pretax income and $76.2 million, or 32.9%, of pretax income, respectively, compared to $25.9 million, or 34.1%, of pretax income for the three months ended September 30, 2006 and $81.5 million, or 35.5%, of pretax income for the nine months ended September 30, 2006. Adjustments made to the Company’s income tax liabilities upon the filing of its 2006 federal tax return in the third quarter of 2007 compared to income tax liabilities estimated at the time of the finalization of the December 31, 2006 consolidated financial statements and the completion of the IRS audit of the Company’s 2004 federal income tax return lowered the effective tax rate in the three and nine month periods ended September 30, 2007. In addition, our effective tax rates were higher in 2006 than 2007 because of the higher effective tax rate applicable to the gain on the sale of the workover services business recognized in 2006.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $0.3 million; $0.2 million in taxes and $0.1 million in interest. Had the transition adjustment not been recognized as an adjustment of beginning retained earnings, it would have affected the effective tax rate. Interest costs and penalties related to income taxes are classified as income tax expense.
     The total amount of unrecognized tax benefits as of September 30, 2007 was $3.0 million, including $0.4 million of accrued interest. An examination of the Company’s consolidated U.S. federal return for the year 2004 by the Internal Revenue Service was completed during the third quarter of 2007. No significant adjustments were proposed as a result of this examination. Tax years subsequent to 2004 remain open to U.S. federal tax audit and, because of net operating losses (NOL’s) utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL’s available for tax carryforward. Our Canadian subsidiaries’ federal tax returns since 2003 are subject to audit by Canada Revenue Agency.
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
     Financial information by business segment for each of the three and nine months ended September 30, 2007 and 2006 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Three months ended September 30, 2007
Well Site Services —
Accommodations	$65,894	$5,972	$16,147	$43,444	$421,698
Rental tools	73,602	6,580	19,825	11,594	412,073
Drilling and other (1)	40,216	3,215	12,908	10,808	172,993

Total Well Site Services	179,712	15,767	48,880	65,846	1,006,764
Offshore Products	132,124	2,612	22,074	4,156	441,767
Tubular Services	215,604	351	9,529	1,455	379,462
Corporate and Eliminations	—	58	(5,710)	56	33,798

Total	$527,440	$18,788	$74,773	$71,513	$1,861,791

Three months ended September 30, 2006
Well Site Services —
Accommodations	$63,973	$4,589	$13,802	$18,092	$289,957
Rental tools	53,320	4,231	18,775	6,636	265,725
Drilling and other (1)	37,126	2,045	14,473	19,494	160,785

Total Well Site Services	154,419	10,865	47,050	44,222	716,467
Offshore Products	110,038	2,713	16,342	2,987	378,145
Tubular Services	215,006	272	16,629	398	419,001
Corporate and Eliminations	—	30	(4,529)	9	14,124

	$479,463	$13,880	$75,492	$47,616	$1,527,737

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital		Total
	customers	amortization	(loss)	expenditures		assets
Nine months ended September 30, 2007
Well Site Services —
Accommodations	$221,311	$14,722	$64,291	$99,337		$421,698
Rental tools	178,082	16,443	51,437	29,449		412,073
Drilling and other (1)	107,886	8,758	34,719	30,082		172,993
Workover services (1)	—	—	—	—		—

Total Well Site Services	507,279	39,923	150,447	158,868		1,006,764
Offshore Products	386,601	8,237	63,889	10,565		441,767
Tubular Services	613,384	1,005	27,973	2,349		379,462
Corporate and Eliminations	—	155	(16,164)	286		33,798

Total	$1,507,264	$49,320	$226,145	$172,068		$1,861,791

Nine months ended September 30, 2006
Well Site Services —
Accommodations	$243,577	$12,191	$54,743	$48,126		$289,957
Rental tools	149,685	12,465	49,785	17,941		265,725
Drilling and other (1)	97,349	5,550	39,860	29,832	(2)	160,785
Workover services (1)	8,544	650	1,922	263		—

Total Well Site Services	499,155	30,856	146,310	96,162		716,467
Offshore Products	281,984	8,013	41,592	7,347		378,145
Tubular Services	657,914	805	51,470	1,040		419,001
Corporate and Eliminations	—	88	(14,674)	66		14,124

Total	$1,439,053	$39,762	$224,698	$104,615		$1,527,737

(1)	Subsequent to March 1, 2006, the effective date of the sale of our workover services business (See Note 11), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and other.”

(2)	Includes $0.5 million of non-cash capital expenditures related to the acquisition of the drilling assets of Eagle Rock.
11. WORKOVER SERVICES BUSINESS TRANSACTION
     Effective March 1, 2006, we completed a transaction to combine our workover services business with Boots & Coots in exchange for 26.5 million shares of Boots & Coots common stock valued at $1.45 per share at closing and senior subordinated promissory notes totaling $21.2 million.
     As a result of the closing of the transaction, we initially owned 45.6% of Boots & Coots. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature four and one half years from the closing of the transaction. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement within 30 days for all of their shares we received in the transaction and also allowing us certain rights to include our shares of common stock of Boots & Coots in a registration statement they filed. A shelf registration statement was filed by Boots and Coots and it was finalized and effective in the fourth quarter of 2006. The transaction terms also allowed us to designate three additional members to Boots & Coots’ existing five-member Board of Directors, which we have done.
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
     In April 2007, the Company sold, pursuant to a registration statement filed by Boots & Coots, 14,950,000 shares of Boots & Coots stock that it owned for net proceeds of $29.4 million and, as a result, we recognized a net after tax gain of $8.4 million, or approximately $0.17 per diluted share in the second quarter of 2007. After the sale of Boots & Coots shares by the Company and the sale of primary shares of stock directly by Boots & Coots in April 2007, the Company’s ownership interest in Boots & Coots was reduced to approximately 15%. The equity method of accounting will continue to be used to account for the Company’s remaining investment in Boots & Coots common stock (11.5 million shares). The carrying value of the Company’s remaining investment in Boots & Coots stock totals $18.7 million as of September 30, 2007.
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

	Average Drilling Rig Count for the
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
U.S. Land	1,716	1,624	1,682	1,533
U.S. Offshore	72	95	77	91

Total U.S.	1,788	1,719	1,759	1,624
Canada (1)	348	494	340	480

Total North America	2,136	2,213	2,099	2,104

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the nine months ended September 30, 2007 decreased by 5 rigs, or 0.2%, compared to the nine months ended September 30, 2006. The increases in U.S. land rig counts have contributed to increased well site services revenues, particularly in our U.S. rental tool and land drilling businesses. However, decreased Canadian rig counts, compared to the first nine months of 2006, have adversely impacted our rental tools and accommodations, catering and logistical services which support Canadian oil and gas drilling operations. These decreases in Canada were partially offset in the first nine months of 2007 by growth in accommodations, catering and logistical services in support of oil sands development in Canada. For the third quarter of 2007, increased accommodations, catering and logistical services revenues in support of oil sands development in Canada compared to the third quarter of 2006 more than offset the impact of decreased Canadian oil and gas drilling operations. Our well site services segment results for the first nine months of 2007 also benefited from capital spending, which aggregated $180 million in the twelve months ended September 30, 2007 in that segment and included $33 million in our drilling services business and $111 million in our accommodations business, and the acquisitions discussed below of two rental tool companies for aggregate consideration of $112 million.
     During the first nine months of 2007, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first nine months of 2007, the Canadian dollar was valued at an average exchange rate of $0.91 U.S. dollars compared to $0.88 in the first nine months of 2006, an increase of 3.4%. The Canadian dollar to U.S. dollar exchange rate averaged $0.96 in the third quarter of 2007 compared to $0.89 in the third quarter of 2006, an increase of 7.9%.
     Our 2007 capital expenditures are estimated to total $254 million and include $230 million to be spent in well site services, $20 million for offshore products and $4 million for tubular services and other areas. We continue to increase our capital commitments for the expansion of large accommodations facilities in support of oil sands development activities in Canada. Our well site services 2007 estimated capital expenditures consist of $137 million for accommodations, including $132 million for Canadian accommodations related projects, $51 million for rental tools and $42 million for drilling services.
     We continue to seek to acquire businesses that we believe are a good strategic fit with our existing businesses. In July and August we acquired two rental tool businesses for total consideration of $112 million, which was funded primarily with borrowings under our bank credit facility. The acquired businesses provide well testing and flowback services and completion – related rental tools in the U.S. market. The results of operations of the acquired businesses have been included in the rental tools business within the well site services segment.
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
     There can be no assurance that these trends will continue, and there is a risk that lower energy prices for sustained periods could negatively impact drilling and completion activity and, correspondingly, reduce oil and gas expenditures. Such a decline would be adverse to our business. In addition, particularly in our well site services segment, we must continue to monitor industry capacity additions in relationship to our own capital expenditures and expected returns, considering project risks and expected cash flows from such investments. In tubular services, we continue to monitor industry wide OCTG inventory levels, mill shipments, OCTG pricing and our inventory turnover levels.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
			Variance				Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Revenues
Well Site Services —
Accommodations	$65.9	$64.0	$1.9	3%	$221.3	$243.6	$(22.3)	(9%)
Rental Tools	73.6	53.3	20.3	38%	178.1	149.7	28.4	19%
Drilling and Other	40.2	37.1	3.1	8%	107.9	97.4	10.5	11%
Workover Services	—	—	—	—%	—	8.5	(8.5)	(100%)

Total Well Site Services	179.7	154.4	25.3	16%	507.3	499.2	8.1	2%
Offshore Products	132.1	110.1	22.0	20%	386.6	282.0	104.6	37%
Tubular Services	215.6	215.0	0.6	0%	613.4	657.9	(44.5)	(7%)

Total	$527.4	$479.5	$47.9	10%	$1,507.3	$1,439.1	$68.2	5%

Cost of sales
Well Site Services —
Accommodations	$37.2	$40.5	$(3.3)	(8%)	$125.5	$162.3	$(36.8)	(23%)
Rental Tools	39.0	24.0	15.0	63%	90.5	69.8	20.7	30%
Drilling and Other	23.9	19.7	4.2	21%	62.8	49.9	12.9	26%
Workover Services	—	—	—	—%	—	5.3	(5.3)	(100%)

Total Well Site Services	100.1	84.2	15.9	19%	278.8	287.3	(8.5)	(3%)
Offshore Products	100.6	83.4	17.2	21%	291.5	210.5	81.0	38%
Tubular Services	202.7	195.4	7.3	4%	575.6	597.1	(21.5)	(4%)

Total	$403.4	$363.0	$40.4	11%	$1,145.9	$1,094.9	$51.0	5%

Gross margin
Well Site Services —
Accommodations	$28.7	$23.5	$5.2	22%	$95.8	$81.3	$14.5	18%
Rental Tools	34.6	29.3	5.3	18%	87.6	79.9	7.7	10%
Drilling and Other	16.3	17.4	(1.1)	(6%)	45.1	47.5	(2.4)	(5%)
Workover Services	—	—	—	—%	—	3.2	(3.2)	(100%)

Total Well Site Services	79.6	70.2	9.4	13%	228.5	211.9	16.6	8%
Offshore Products	31.5	26.7	4.8	18%	95.1	71.5	23.6	33%
Tubular Services	12.9	19.6	(6.7)	(34%)	37.8	60.8	(23.0)	(38%)

Total	$124.0	$116.5	$7.5	6%	$361.4	$344.2	$17.2	5%

Gross margin as a percent of revenues
Well Site Services —
Accommodations	44%	37%			43%	33%
Rental Tools	47%	55%			49%	53%
Drilling and Other	41%	47%			42%	49%
Workover Services	—%	—%			—%	38%
Total Well Site Services	44%	45%			45%	42%
Offshore Products	24%	24%			25%	25%
Tubular Services	6%	9%			6%	9%
Total	24%	24%			24%	24%

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
     We reported net income for the quarter ended September 30, 2007 of $50.5 million, or $0.97 per diluted share. These results compare to $50.1 million, or $0.99 per diluted share, reported for the quarter ended September 30, 2006.
     Revenues. Consolidated revenues increased $47.9 million, or 10%, in the third quarter of 2007 compared to the third quarter of 2006.
     Our offshore products revenues increased $22.0 million, or 20%, due to increased deepwater development spending and capital equipment upgrades by our customers. Our offshore products backlog increased to $396.0 million at September 30, 2007 compared to $349.3 million at December 31, 2006 and $321.2 million at September 30, 2006.
     Tubular services revenues increased $0.6 million, or 0.3%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of a 5.7% increase in tons shipped, partially offset by a 5.1% decrease in average selling prices per ton.
     Our well site services revenues increased $25.3 million, or 16%, in the third quarter of 2007 compared to the third quarter of 2006.
     Rental tools revenues increased $20.3 million, or 38%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of the acquisitions of Well Testing and Schooner and capital additions made since the third quarter of 2006, which were only partially offset by decreased Canadian rental tool revenues in the third quarter of 2007 caused by reduced Canadian drilling and completion activity. Our drilling revenues increased $3.1 million, or 8%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of an increased rig fleet size (three additional rigs) and higher rates, partially offset by lower utilization in the third quarter of 2007 compared to 2006.
     Our accommodations revenues increased $1.9 million, or 3%, as a result of increased activity in support of the oil sands developments in Canada, which were only partially offset by decreased oil and gas drilling activity levels in Canada and lower third party accommodations manufacturing revenues in the U.S. and Canada.
     Cost of Sales. Our consolidated cost of sales increased $40.4 million, or 11%, in the third quarter of 2007 compared to the third quarter of 2006 primarily as a result of increases at offshore products of $17.2 million, or 21%, at well site services of $15.9 million, or 19%, and at tubular services of $7.3 million, or 4%. Our overall gross margin as a percent of revenues was 24% in both the third quarter of 2007 and 2006.
     Tubular services cost of sales increased primarily as a result of increased tonnage shipped. Our tubular services gross margin as a percentage of revenues decreased from 9% in the third quarter of 2006 to 6% in the third quarter of 2007 as a result of lower OCTG mill pricing and higher industry wide inventory levels which contributed to more competitive pricing and lower margins.
     Our well site services gross margins as a percent of revenue decreased from 45% to 44% in the third quarter of 2007 compared to the third quarter of 2006. Our accommodations cost of sales decrease was driven by lower costs associated with fewer third party manufacturing projects in 2007 compared to 2006 and by lower activity in support of Canadian drilling operations in 2007. Our accommodations gross margin as a percentage of revenues improved from 37% in the third quarter of 2006 to 44% in the third quarter of 2007 primarily because of capacity additions and economies of scale in our major oil sands lodges and lower manufacturing revenues, which generally earn lower margins than accommodations rentals or catering work.
     Our rental tool cost of sales increased $15.0 million, or 63%, in the third quarter of 2007 compared to the third quarter of 2006 primarily as a result of operating costs associated with acquisitions made in the third quarter of 2007. Our rental tool gross margin decreased from 55% in the third quarter of 2006 to 47% in the third quarter of

2007 primarily as a result of margins for one of the acquired business lines which are typically lower than our existing rental tool businesses and reduced Canadian rental tool activity.
     Our drilling services cost of sales increased $4.2 million, or 21%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of an increase in the number of rigs that we operate and increased costs associated with footage-based drilling contracts. Increased costs coupled with lower utilization in our areas of operations have reduced our drilling services gross margin from 47% in the third quarter of 2006 to 41% in the third quarter of 2007.
     Our offshore products cost of sales increased, on a percentage basis, approximately in line with the increase in offshore products revenues.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $3.5 million, or 12.7%, in the third quarter of 2007 compared to the third quarter of 2006. The increase is primarily attributable to SG&A expense associated with acquisitions made in the third quarter of 2007, increased salaries, wages and benefits and an increase in headcount. SG&A was 5.9% of revenues in the quarter ended September 30, 2007 compared to 5.7% of revenues in the quarter ended September 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $4.9 million, or 35%, in the third quarter of 2007 compared to the same period in 2006 due primarily to capital expenditures made during the previous twelve months.
     Operating Income. Consolidated operating income decreased $0.7 million, or 1%, in the third quarter of 2007 compared to the third quarter of 2006 primarily as a result of a decrease at tubular services of $7.1 million, or 43%, which was partially offset by increases at offshore products of $5.7 million, or 35%, and at well site services of $1.8 million, or 4%.
     Interest Expense and Interest Income. Interest expense decreased by $0.6 million, or 12%, in the third quarter of 2007 compared to the third quarter of 2006 due to the impact of lower interest rates and interest capitalization. The weighted average interest rate on the Company’s revolving credit facility was 6.1% in the third quarter of 2007 compared to 6.4% in the third quarter of 2006. Interest income in 2007 and 2006 relates primarily to the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business (see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is lower in the third quarter of 2007 than in the third quarter of 2006 primarily because of the sale of 14.95 million shares of our investment in Boots & Coots in April 2007. Following this sale, our ownership interest in Boots & Coots decreased to approximately 15%.
     Income Tax Expense. Our income tax provision for the third quarter of 2007 totaled $22.0 million, or 30.3%, of pretax income compared to $25.9 million, or 34.1%, of pretax income for the third quarter of 2006. Adjustments made to the Company’s income tax liabilities upon the filing of its 2006 federal tax return in the third quarter of 2007 compared to income tax liabilities estimated at the time of the finalization of the December 31, 2006 consolidated financial statements and the completion of the IRS audit of the Company’s 2004 federal income tax return lowered the effective tax rate in the three month period ended September 30, 2007. In addition, our effective tax rates were higher in 2006 than 2007 because of the higher effective tax rate applicable to the gain on the sale of the workover services business recognized in 2006.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
     We reported net income for the nine months ended September 30, 2007 of $155.2 million, or $3.05 per diluted share. These results compare to $148.3 million, or $2.91 per diluted share, reported for the nine months ended September 30, 2006. Net income for the first nine months of 2007 included a pre-tax gain of $12.8 million, or an after tax gain of $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots. During the first nine months of 2006, we recognized an $11.3 million pre-tax gain or an after tax gain of $0.12 per diluted share from the sale of our workover business to Boots & Coots. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
     Revenues. Consolidated revenues increased $68.2 million, or 5%, in the first nine months of 2007 compared to the first nine months of 2006.
     Our offshore products revenues increased $104.6 million, or 37%, due to increased deepwater development spending and capital equipment upgrades by our customers.
     Tubular services revenues decreased $44.5 million, or 7%, in the first nine months of 2007 compared to the first nine months of 2006 as a result of a 3.9% decrease in tons shipped and a 3.0% decrease in average selling prices per ton.
     Our well site services revenues increased $8.1 million, or 2%, in the first nine months of 2007 compared to the first nine months of 2006.
     Rental tools revenues increased $28.4 million, or 19%, in the first nine months of 2007 compared to the first nine months of 2006 as a result of the acquisitions of Well Testing and Schooner, increased prices realized and capital additions made since the first nine months of 2006, which were only partially offset by decreased Canadian rental tool revenues in the first nine months of 2007 caused by lower Canadian drilling and completion activity when compared to the first nine months of 2006. Our drilling revenues increased $10.5 million, or 11%, in the first nine months of 2007 compared to the first nine months of 2006 as a result of an increased rig fleet size (four additional rigs) and higher rates, partially offset by lower utilization in the first nine months of 2007. The sale of our workover services business in March 2006 caused an $8.5 million decrease in revenues in the first nine months of 2007 compared to the first nine months of 2006.
     Our accommodations business revenues decreased $22.3 million, or 9%, as a result of decreased oil and gas drilling activity levels in Canada and lower third party accommodations manufacturing revenues in the U.S. and Canada, which were only partially offset by higher revenues driven by increased activity in support of the oil sands developments in Canada.
     Cost of Sales. Our consolidated cost of sales increased $51.0 million, or 5%, in the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of an increase at offshore products of $81.0 million, or 38%, partially offset by decreases at tubular services of $21.5 million, or 4%, and well site services of $8.5 million, or 3%. Our overall gross margin as a percent of revenues was 24% in the first nine months of 2007 and 2006.
     Tubular services cost of sales decreased as a result of decreased tonnage shipped which was partially offset by the impact of OCTG price increases for inventory purchased. Our tubular services gross margin as a percentage of revenues decreased from 9% to 6% in the first nine months of 2007 compared to the first nine months of 2006 as a result of lower OCTG mill pricing, higher industry wide inventory levels, which contributed to more competitive pricing and lower margins, and a greater mix of relativity low margin carbon grade OCTG sales in 2007.
     Our well site services gross margin as a percent of revenues increased from 42% to 45% in the first nine months of 2007 compared to the first nine months of 2006. Our accommodations cost of sales decreased due to lower costs associated with fewer third party manufacturing projects in 2007 compared to 2006 and reduced activity in support of Canadian drilling operations in 2007. Our accommodations gross margin as a percentage of revenues improved from 33% in the first nine months of 2006 to 43% in the first nine months of 2007 primarily because of capacity additions and economies of scale in our major oil sands lodges and lower manufacturing revenues, which generally earn lower margins than accommodations rentals or catering work.
     Our rental tool cost of sales increased $20.7 million, or 30%, in the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of operating costs associated with acquisitions made in the third quarter of 2007 and higher costs associated with increased revenue at our existing rental tool businesses. Our rental tool gross margin decreased from 53% in the first nine months of 2006 to 49% in the first nine months of 2007 primarily as a result of margins for one of the acquired business lines which are typically lower than our existing rental tool businesses and reduced Canadian rental tool activity.
     Our drilling services cost of sales increased $12.9 million, or 26%, in the first nine months of 2007 compared to the first nine months of 2006 as a result of an increase in the number of rigs that we operate, increased wages paid to our employees and increased costs associated with footage-based drilling contracts. Increased costs coupled with lower utilizations have reduced our drilling services gross margin from 49% in the first nine months of 2006 to 42% in the first nine months of 2007.
     Our offshore products cost of sales, on a percentage basis, increased approximately in line with the increase in offshore products revenues.
     Selling, General and Administrative Expenses. SG&A increased $6.8 million, or 9%, in the first nine months of 2007 compared to the first nine months of 2006 due primarily to SG&A expense associated with acquisitions made in the third quarter of 2007, increased salaries, wages and benefits and an increase in headcount. SG&A was 5.7% of revenues in the nine months ended September 30, 2007 compared to 5.5% of revenues in the nine months ended September 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $9.6 million, or 24%, in the first nine months of 2007 compared to the same period in 2006 due primarily to capital expenditures made during the previous twelve months.
     Operating Income. Consolidated operating income increased $1.4 million, or 1%, in the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of increases at offshore products of $22.3 million, or 54%, and at well site services of $4.1 million, or 3%, which were partially offset by decreased tubular services operating income of $23.5 million, or 46%.
     Interest Expense and Interest Income. Interest expense decreased by $1.7 million, or 12% in the first nine months of 2007 compared to the first nine months of 2006 due to lower average debt levels. The weighted average interest rate on the Company’s revolving credit facility was 6.1% in the first nine months of 2007 and 2006. Interest income in 2007 and 2006 relates primarily to the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business (see Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is lower in the first nine months of 2007 than in the first nine months of 2006 primarily because of the sale of 14.95 million shares of our investment in Boots & Coots in April 2007. Following this sale, our ownership interest decreased to approximately 15%.
     Income Tax Expense. Our income tax provision for the first nine months of 2007 totaled $76.2 million, or 32.9% of pretax income, compared to $81.5 million, or 35.5% of pretax income, for the first nine months of 2006. Adjustments made to the Company’s income tax liabilities upon the filing of its 2006 federal tax return in the third quarter of 2007 compared to income tax liabilities estimated at the time of the finalization of the December 31, 2006 consolidated financial statements and the completion of the IRS audit of the Company’s 2004 federal income tax return lowered the effective tax rate in the nine month period ended September 30, 2007. In addition, our effective tax rates were higher in 2006 than 2007 because of the higher effective tax rate applicable to the gain on the sale of the workover services business recognized in 2006.
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

     Cash totaling $213.2 million was provided by operations during the first nine months of 2007 compared to cash totaling $99.9 million provided by operations during the first nine months of 2006. During the first nine months of 2007, $25.1 million was provided by working capital changes primarily due to a $52.9 million reduction in tubular services inventories in 2007, partially offset by other working capital increases. During the first nine months of 2006, $73.4 million was used to fund working capital due primarily to increases in receivables and inventories in our offshore products segment given the growth in activity compared to 2005.
     Cash was used in investing activities during the nine months ended September 30, 2007 and 2006 in the amount of $242.9 million and $101.6 million, respectively. Capital expenditures, including capitalized interest, totaled $172.1 million and $104.1 million during the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment. Net proceeds from the sale of 14.95 million shares of Boots & Coots common stock totaled $29.4 million during the nine months ended September 30. 2007. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     In the nine months ended September 30, 2007, we expended cash of $102.2 million to acquire two rental tool businesses.
     The cash consideration paid for all of our acquisitions in the period was funded utilizing our existing bank credit facility. Accounting for the acquisitions made in the period has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.
     We currently expect to spend a total of approximately $254 million for capital expenditures during 2007 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $23.4 million was provided by financing activities during the nine months ended September 30, 2007, primarily as a result of revolving credit facility borrowings and proceeds from stock option exercises partially offset by treasury stock purchases and other debt repayments. A total of $0.8 million was used by financing activities during the nine months ended September 30, 2006.
     During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. Through September 30, 2007, a total of $57.3 million of our stock (2,064,432 shares), has been repurchased under this program, leaving a total of up to approximately $42.7 million remaining available under the program.
     On December 5, 2006, we amended our existing credit agreement dated as of October 30, 2003 (the Credit Agreement). The amendment to the Credit Agreement increased the total commitments under the Credit Agreement from $325 million to $400 million and extended the maturity of the Credit Agreement to December 5, 2011.
     As of September 30, 2007, we had $247.3 million outstanding under the Credit Agreement and an additional $9.8 million of outstanding letters of credit, leaving $142.9 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $9.1 million. As of September 30, 2007, we had $1.3 million outstanding under these other facilities and an additional $0.6 million of outstanding letters of credit leaving $7.2 million available to be drawn under these facilities. Our total debt represented 29.1% of the total of debt and shareholder’s equity at September 30, 2007 compared to 32.2% at December 31, 2006 and 33.5% at September 30, 2006.
     As of September 30, 2007, we have reclassified the $175.0 million principal amount of our 2 3/8% Notes to a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion only during the quarter subsequent to the September 30, 2007 measurement date.  The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods.  As of September 30, 2007, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder.  The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date of the 2 3/8% Notes and general market liquidity, among other factors.  Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months. In August 2007, the FASB issued proposed FASB Staff Position (FSP) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which, if issued, would change the accounting for our 2 3/8% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the proposed new rules on our 2 3/8% Notes is that the equity component would be classified as part of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense would result by recognizing the accretion of the discounted carrying value of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and will require retrospective application. The Company is currently evaluating the impact of this proposed FSP.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of September 30, 2007, we had floating rate obligations totaling approximately $248.6 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from September 30, 2007 levels, our consolidated interest expense would increase by a total of approximately $2.5 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. In the past, we have hedged U.S. dollar balances and cash flows in our U.K. subsidiary; however, no active hedges exist as of September 30, 2007. Results of operations have not been materially affected by foreign currency hedging activity.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
Royalty levels imposed by governmental authorities can impact economics of oil and gas producers and, therefore, affect their demand for our accommodations
     After the end of the third quarter of 2007, the government of Alberta announced its plans to increase the royalties payable by oil and gas companies in both traditional hydrocarbon production and in oil sands production. It is too early to determine how these increased taxes will impact our customers’ spending plans, and, as a result, our oil sands accommodations operations. To the extent any increased royalties cause our customers to curtail their operations or spending plans, our oil sands accommodations operations could be adversely affected. At this time, we have not changed any of our announced plans to expand our oil sands accommodations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
None

Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
July 1, 2007 — July 31, 2007	—	—	2,064,432	$42,733,264

August 1, 2007 — August 31, 2007	—	—	2,064,432	$42,733,264

September 1, 2007 — September 30, 2007	—	—	2,064,432	$42,733,264 (1)

Total	—	—	2,064,432	$42,733,264

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008.
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

OIL STATES INTERNATIONAL, INC.

Date: November 2, 2007	By	/s/ BRADLEY J. DODSON Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: November 2, 2007	By	/s/ ROBERT W. HAMPTON

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