Form 10-Q
period 2008-03-31
OIL STATES INTERNATIONAL, INC
filed 2008-05-01
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-16337
OIL STATES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0476605 (I.R.S. Employer Identification No.)

Three Allen Center, 333 Clay Street, Suite 4620, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
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
YES ☐          NO ☑
The Registrant had 49,542,362 shares of common stock outstanding and 2,803,910 shares of treasury stock as of
April 25, 2008.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

Revenues	$601,247	$480,516

Costs and expenses:
Cost of sales	445,085	355,803
Selling, general and administrative expenses	32,107	27,324
Depreciation and amortization expense	22,728	14,419
Other operating (income)/expense	(11)	79

	499,909	397,625

Operating income	101,338	82,891

Interest expense	(5,227)	(4,842)
Interest income	922	926
Equity in earnings of unconsolidated affiliates	1,495	542
Other income	220	114

Income before income taxes	98,748	79,631
Income tax expense	(32,281)	(27,170)

Net income	$66,467	$52,461

Net income per share:
Basic	$1.34	$1.06
Diluted	$1.31	$1.05

Weighted average number of common shares outstanding:
Basic	49,422	49,268
Diluted	50,900	49,994
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$31,235	$30,592
Accounts receivable, net	463,538	450,153
Inventories, net	357,352	349,347
Prepaid expenses and other current assets	24,284	35,575

Total current assets	876,409	865,667

Property, plant, and equipment	640,499	586,910
Goodwill, net	401,950	391,644
Investments in unconsolidated affiliates	26,163	24,778
Other non-current assets	59,557	60,627

Total assets	$2,004,578	$1,929,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$179,975	$4,718
Accounts payable and accrued liabilities	232,213	239,119
Income taxes	9,472	43
Deferred revenue	54,697	60,910
Other current liabilities	1,082	121

Total current liabilities	477,439	304,911

Long-term debt	326,456	487,102
Deferred income taxes	44,473	40,550
Other liabilities	12,191	12,236

Total liabilities	860,559	844,799

Stockholders’ equity:
Common stock	523	522
Additional paid-in capital	407,590	402,091
Retained earnings	757,180	690,713
Accumulated other comprehensive income	60,540	73,036
Treasury stock	(81,814)	(81,535)

Total stockholders’ equity	1,144,019	1,084,827

Total liabilities and stockholders’ equity	$2,004,578	$1,929,626

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2008	2007
Cash flows from operating activities:
Net income	$66,467	$52,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,728	14,419
Deferred income tax provision	5,621	3,702
Excess tax benefits from share-based payment arrangements	(649)	(545)
Equity in earnings of unconsolidated subsidiaries	(1,495)	(542)
Non-cash compensation charge	2,561	1,920
Gain on disposal of assets	(174)	(265)
Other, net	833	502
Changes in working capital	(17,511)	(20,317)

Net cash flows provided by operating activities	78,381	51,335

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(29,287)	—
Capital expenditures	(60,845)	(36,900)
Proceeds from sale of equipment	717	428
Other, net	(215)	(862)

Net cash flows used in investing activities	(89,630)	(37,334)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	9,812	(9,625)
Debt repayments	(51)	(448)
Issuance of common stock	2,290	1,743
Purchase of treasury stock	(129)	(12,211)
Excess tax benefits from share-based payment arrangements	649	545
Other, net	(310)	(212)

Net cash flows provided by (used in) financing activities	12,261	(20,208)

Effect of exchange rate changes on cash	(353)	315

Net increase (decrease) in cash and cash equivalents from continuing operations	659	(5,892)
Net cash used in discontinued operations — operating activities	(16)	(43)
Cash and cash equivalents, beginning of period	30,592	28,396

Cash and cash equivalents, end of period	$31,235	$22,461

Non-cash investing and financing activities:
Building capital lease
Non-cash financing activities:	$8,304	—
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$175,000	—
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
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2007.
2. RECENT ACCOUNTING PRONOUNCEMENT
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We have adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. The Company does not have any material recurring fair value measurements.
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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Since SFAS 141R will be adopted prospectively, it is not possible to determine the effect, if any, on the Company’s results from operations or financial position.
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
     See also Note 9 — Income Taxes and Change in Accounting Principle for a discussion of the FASB’s Interpretation No. 48 — Accounting for Uncertainty in Income Taxes.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2008	2007
Accounts receivable, net:
Trade	$369,716	$353,716
Unbilled revenue	94,991	97,579
Other	2,096	2,487
Allowance for doubtful accounts	(3,265)	(3,629)

	$463,538	$450,153

	MARCH 31,	DECEMBER 31,
	2008	2007
Inventories, net:
Tubular goods	$190,366	$191,374
Other finished goods and purchased products	61,140	61,306
Work in process	58,499	56,479
Raw materials	55,063	47,737

Total inventories	365,068	356,896
Inventory reserves	(7,716)	(7,549)

	$357,352	$349,347

	ESTIMATED	MARCH 31,	DECEMBER 31,
	USEFUL LIFE	2008	2007
Property, plant and equipment, net:
Land		$19,436	$12,665
Buildings and leasehold improvements	2-50 years	123,755	107,954
Machinery and equipment	2-29 years	236,333	220,049
Accommodations assets	10-15 years	286,214	276,182
Rental tools	4-10 years	118,396	108,968
Office furniture and equipment	1-10 years	24,830	23,659
Vehicles	2-10 years	57,453	52,508
Construction in progress		48,833	43,046

Total property, plant and equipment		915,250	845,031
Less: Accumulated depreciation		(274,751)	(258,121)

		$640,499	$586,910

	MARCH 31,	DECEMBER 31,
	2008	2007
Accounts payable and accrued liabilities:
Trade accounts payable	$188,325	$186,357
Accrued compensation	15,692	27,156
Accrued insurance	7,510	7,386
Accrued taxes, other than income taxes	5,087	3,733
Reserves related to discontinued operations	2,823	2,839
Other	12,776	11,648

	$232,213	$239,119

4. EARNINGS PER SHARE
     The calculation of earnings per share is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Basic earnings per share:
Net income	$66,467	$52,461

Weighted average number of shares outstanding	49,422	49,268

Basic earnings per share	$1.34	$1.06

Diluted earnings per share:
Net income	$66,467	$52,461

Weighted average number of shares outstanding	49,422	49,268
Effect of dilutive securities:
Options on common stock	425	655
2 3/8% Convertible Senior Subordinated Notes	943	—
Restricted stock awards and other	110	71

Total shares and dilutive securities	50,900	49,994

Diluted earnings per share	$1.31	$1.05
5. BUSINESS ACQUISITIONS AND GOODWILL
     In July and August 2007, the Company announced the expansion of its rental tools operations through two acquisitions.
     On July 1, 2007, we acquired the business of Wire Line Service, Ltd. (Well Testing) for cash consideration of $43.4 million, including transaction costs, funded from borrowings under the Company’s existing credit facility, plus a note payable to the former owner of $3.0 million that will mature on July 1, 2009. Well Testing provides well testing and flowback services through its locations in Texas and New Mexico. The operations of Well Testing have been included in the rental tools business within the well site services segment since the date of acquisition.
     On August 1, 2007, we acquired the business of Schooner Petroleum Services, Inc. (Schooner) for cash consideration of $59.7 million, net of cash acquired, including transactions costs, funded from borrowings under the Company’s existing credit facility, plus a note payable to the former owner of $6.0 million that will mature on August 1, 2009. Schooner, headquartered in Houston, Texas, primarily provides completion-related rental tools and services through eleven locations in Texas, Louisiana, Wyoming and Arkansas. The operations of Schooner have been included in the rental tools business within the well site services segment since the date of acquisition.
     On February 1, 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., the owners of an accommodations lodge (“Christina Lake Lodge”) in the Conklin area of Alberta, Canada. Christina Lake Lodge provides lodging and catering for up to 92 people in the southern area of the oil sands region and can be expanded to accommodate future growth. Consideration for the lodge consisted of C$6.5 million in cash, funded from borrowings under the Company’s existing credit facility, and the assumption of certain liabilities and is subject to post-closing working capital adjustments. The Christina Lake Lodge will be utilized in our well site services segment.
     On February 15, 2008, we acquired a waterfront facility on the Houston ship channel for use in our offshore products segment. The new waterfront facility will expand our ability to manufacture, assemble, test and load out larger subsea production and drilling rig equipment thereby expanding our capabilities. The consideration for the facility was approximately $22.8 million in cash funded from borrowings under the Company’s existing credit facility.
     Accounting for all of these acquisitions has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.
     Changes in the carrying amount of goodwill for the three month period ended March 31, 2008 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January 1,	and	translation and	March 31,
	2008	adjustments	other changes	2008
Offshore Products	$75,813	$10,688	$(8)	$86,493
Tubular Services	62,863	—	—	62,863
Well Site Services	252,968	1,909	(2,283)	252,594

Total	$391,644	$12,597	$(2,291)	$401,950

6. DEBT
     As of March 31, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $325 million and with an average interest rate of 4.6% for the three month period ended March 31, 2008	$207,600	$214,800
Canadian revolving credit facility, with available commitments up to $175 million and with an average interest rate of 5.0% for the three month period ended March 31, 2008	103,609	89,060
2 3/8% contingent convertible senior subordinated notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest of 6%, maturing in 2008 to 2009	9,000	9,000
Capital lease obligations and other debt	11,222	3,960

Total debt	506,431	491,820
Less: current maturities	(179,975)	(4,718)

Total long-term debt	$326,456	$487,102

     As of March 31, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the March 31, 2008 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of March 31, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date of the 2 3/8% Notes and general market liquidity, among other factors. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months. In August 2007, the FASB issued proposed FASB Staff Position (FSP) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which, if issued, would change the accounting for our 2 3/8% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the proposed new rules on our 2 3/8% Notes is that the equity component would be classified as part of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2

     3/8% Notes. Higher non-cash interest expense would result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The proposed FSP is expected to be finalized in May 2008 and be effective for fiscal years beginning after December 15, 2008. This rule, if enacted as proposed, will require retrospective application. The Company is currently evaluating the impact of this proposed FSP.
     In the first quarter of 2008, we entered into a 21 year capital lease arrangement totaling $8.3 million for the use of a building by our offshore products segment. Annual payments under the capital lease agreement will total approximately $0.7 million.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS
	ENDED MARCH 31,
	2008	2007
Comprehensive income:
Net income	$66,467	$52,461
Other comprehensive income:
Cumulative translation adjustment	(12,496)	3,062

Total comprehensive income	$53,971	$55,523

Shares of common stock outstanding — January 1, 2008	49,392,106

Shares issued upon exercise of stock options and vesting of stock awards	154,087
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(7,456)

Shares of common stock outstanding — March 31, 2008	49,538,737

8. STOCK BASED COMPENSATION
     During the first three months of 2008, we granted restricted stock awards totaling 183,950 shares valued at $6.7 million. A total of 182,950 of these awards vest in four equal annual installments and the remaining 1,000 awards vest after one year. A total of 547,750 stock options were awarded in the first quarter of 2008 with an exercise price of $36.53 and a six year term that will vest in annual 25% increments over the next four years.
     Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2008 and March 31, 2007 totaled $2.6 million and $1.9 million, or $0.03 and $0.03 per diluted share after tax, respectively. At March 31, 2008, $22.7 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized. The total fair value of restricted stock awards that vested during the three months ended March 31, 2008 was $1.9 million.
9. INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE
     The Company’s income tax provision for the three months ended March 31, 2008 totaled $32.3 million, or 32.7%, of pretax income compared to $27.2 million, or 34.1%, of pretax income for the three months ended March 31, 2007. Our tax rate was lower in the first quarter of 2008 than the comparable period in 2007 primarily due to lower tax rates applicable to foreign income.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $0.3 million; $0.2 million in taxes and $0.1 million in interest. Had the transition adjustment not been recognized as an adjustment of beginning retained earnings, it would have affected the effective tax rate. Interest costs and penalties related to income taxes are classified as income tax expense.
     The total amount of unrecognized tax benefits as of March 31, 2008 was $3.1 million, including $0.6 million of accrued interest. Tax years subsequent to 2004 remain open to U.S. federal tax audit and, because of net operating losses (NOL’s) utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL’s available for tax carryforward. Our Canadian subsidiaries’ federal tax returns since 2003 are subject to audit by Canada Revenue Agency.
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
     Financial information by business segment for each of the three months ended March 31, 2008 and 2007 is summarized in the following table (in thousands):

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital	Total
	customers	amortization	(loss)	expenditures	assets
Three months ended March 31, 2008
Well Site Services —
Accommodations	$146,258	$7,808	$52,808	$28,294	$522,491
Rental tools	82,492	7,836	17,631	17,508	436,987
Drilling and other (1)	36,804	4,037	6,053	9,757	194,727

Total Well Site Services	265,554	19,681	76,492	55,559	1,154,205
Offshore Products	126,922	2,653	21,446	4,824	473,547
Tubular Services	208,771	328	9,521	447	359,810
Corporate and Eliminations	—	66	(6,121)	15	17,016

Total	$601,247	$22,728	$101,338	$60,845	$2,004,578

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital	Total
	customers	amortization	(loss)	expenditures	assets
Three months ended March 31, 2007
Well Site Services —
Accommodations	$93,553	$3,828	$34,992	$17,642	$329,353
Rental tools	53,639	4,739	17,482	8,425	269,814
Drilling and other (1)	30,918	2,651	9,994	7,390	168,072

Total Well Site Services	178,110	11,218	62,468	33,457	767,239
Offshore Products	119,039	2,830	17,608	3,244	410,637
Tubular Services	183,367	323	7,734	133	401,727
Corporate and Eliminations	—	48	(4,919)	66	21,473

Total	$480,516	$14,419	$82,891	$36,900	$1,601,076

(1)	We have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and other.”

11. COMMITMENTS AND CONTINGENCIES
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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 22, 2008 and Item 2 of this Form 10-Q, which follows. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices except for our accommodations activities supporting oil sands developments which are more tied to the long-term outlook for crude oil prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of OCTG inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations, catering and logistics and modular building construction services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in the U.S. and Canada. Our accommodations business is conducted principally in Canada and its activity levels are currently being driven primarily by oil sands development activities in Northern Alberta.
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

	Average Drilling Rig Count for the
	Three Months Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
U.S. Land	1,711	1,732	1,650
U.S. Offshore	59	58	83

Total U.S.	1,770	1,790	1,733
Canada (1)	507	356	532

Total North America	2,277	2,146	2,265

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the quarter ended March 31, 2008 increased by 12 Rigs, or 0.5%, compared to the quarter ended March 31, 2007.
     Our well site services segment results for the three months ended March 31, 2008 benefited from capital spending, which aggregated $244 million in the twelve months ended March 31, 2008 in that segment and included $45 million invested in our drilling services business for the construction of three new rigs and other capital additions, $57 million in our rental tools business and $142 million invested in our accommodations business, primarily in support of oil sands developments in Canada. In addition, well site services benefited from the acquisitions of two rental tool companies for aggregate consideration of $113 million in the third quarter of 2007 and, to a lesser degree, the acquisition of an accommodations lodge in the oil sands region of Canada for aggregate consideration of C$6.5 million in the first quarter of 2008.
     During the first three months of 2008, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first three months of 2008, the Canadian dollar was valued at an average exchange rate of U.S. $1.00 compared to U.S. $0.85 for the first three months of 2007, an increase of 17.6%.
     Oil prices have risen to record levels recently. In addition, natural gas prices have also increased significantly during the last year. Higher energy prices increase current cash flow available to oil and gas companies and create additional incentives for expanded exploration and production related activities. However, high oil and gas prices could lead to slower economic growth and conservation efforts, thereby decreasing cash flows of oil and gas companies and lessening incentive to expend capital to find and develop oil and gas. We do not believe current oil and gas prices need to be sustained at current levels for oil and gas exploration and production companies to continue with active levels of capital investment. Management estimates that approximately 55% to 65% of the Company’s revenues are dependent on North American natural gas drilling and completion activity with a significant amount of such revenues being derived from lower margin OCTG sales. As such, we estimate that our profitability is fairly evenly balanced between oil driven activity and natural gas driven activity. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. Our customers have also announced significant levels of expenditures for oil sands related projects in Canada, benefiting our well site services segment. We currently expect continued growth in activity for our accommodations business in the oil sands region as labor needs in the region are expected to double over the next three to five years, even after considering recent legislation increasing oil and gas royalty levels in the province of Alberta. We continue to focus on expansion opportunities and execution initiatives in these high growth markets supporting deepwater development and Canadian oil sands spending.
     The major U.S. mills have announced OCTG price increases in early 2008 because of raw material and other cost increases that are being incurred. In addition, there is limited supply of certain categories of OCTG as a result of decreased OCTG inventory and increased demand. With the tightness in OCTG supply and recently announced mill price increases and surcharges, we expect our tubular services segment to generate stronger margins and profits.
     There can be no assurance that these trends will continue, and there is a risk that if prices were to fall significantly, lower energy prices or the expectation of lower energy prices for sustained periods could negatively impact drilling and completion activity and, correspondingly, reduce oil and gas expenditures. Such a decline would be adverse to our business. In addition, particularly in our well site services segment, we continue to monitor industry capacity additions and make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals.
Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED
	March 31,
			Variance
			2008 vs. 2007
	2008	2007	$	%

Revenues
Well Site Services —
Accommodations	$146.2	$93.6	$52.6	56%
Rental Tools	82.5	53.6	28.9	54%
Drilling and Other	36.8	30.9	5.9	19%

Total Well Site Services	265.5	178.1	87.4	49%
Offshore Products	126.9	119.0	7.9	7%
Tubular Services	208.8	183.4	25.4	14%

Total	$601.2	$480.5	$120.7	25%

Cost of sales
Well Site Services —
Accommodations	$79.6	$49.7	$29.9	60%
Rental Tools	48.1	25.4	22.7	89%
Drilling and Other	26.0	17.5	8.5	49%

Total Well Site Services	153.7	92.6	61.1	66%
Offshore Products	95.4	90.9	4.5	5%
Tubular Services	196.0	172.3	23.7	14%

Total	$445.1	$355.8	$89.3	25%

Gross margin
Well Site Services —
Accommodations	$66.6	$43.8	$22.8	52%
Rental Tools	34.4	28.2	6.2	22%
Drilling and Other	10.8	13.5	(2.7)	(20%)

Total Well Site Services	111.8	85.5	26.3	31%
Offshore Products	31.5	28.1	3.4	12%
Tubular Services	12.8	11.1	1.7	15%

Total	$156.1	$124.7	$31.4	25%

Gross margin as a percent of revenues
Well Site Services —
Accommodations	46%	47%
Rental Tools	42%	53%
Drilling and Other	29%	44%
Total Well Site Services	42%	48%
Offshore Products	25%	24%
Tubular Services	6%	6%
Total	26%	26%

     We reported net income for the quarter ended March 31, 2008 of $66.5 million, or $1.31 per diluted share. These results compare to $52.5 million, or $1.05 per diluted share, reported for the quarter ended March 31, 2007.
     Revenues. Consolidated revenues increased $120.7 million, or 25%, in the first quarter of 2008 compared to the first quarter of 2007.
     Our well site services revenues increased $87.4 million, or 49%, in the first quarter of 2008 compared to the first quarter of 2007. Our accommodations business reported revenues in the first quarter of 2008 that were $52.6 million, or 56%, above the first quarter of 2007 primarily because of the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada. Our rental tool revenues increased $28.9 million, or 54%, primarily as a result of two acquisitions completed in the third quarter of 2007. Our drilling and other revenues increased $5.9 million, or 19%, in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of three newly constructed rigs placed into service since the first quarter of 2007.
     Our offshore products revenues increased $7.9 million, or 7%, in the first quarter of 2008 compared to the first quarter of 2007 due to higher bearing and connector products and rig and vessel equipment product sales attributable to increased activity in support of deepwater development activities and new build rigs.
     Tubular services revenues increased $25.4 million, or 14%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of a 24% increase in tons shipped, partially offset by an 8% decrease in average selling prices per ton. Mill prices for OCTG have increased recently, however, these increases did not have a significant effect on our first quarter 2008 OCTG selling prices.
     Cost of Sales. Our consolidated cost of sales increased $89.3 million, or 25%, in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of increases at well site services of $61.1 million, or 66%, and at tubular services of $23.7 million, or 14%. Our overall gross margin as a percent of revenues was 26% in both the first quarter of 2008 and 2007, respectively.
     Our well site services gross margin as a percent of revenue declined from 48% in the first quarter of 2007 to 42% in the first quarter of 2008. Accommodations cost of sales increased as a result of increased activity. Our rental tools cost of sales increased $22.7 million, or 89%, in the first quarter of 2008 compared to the first quarter of 2007. The two acquisitions closed in the third quarter of 2007 caused $17.9 million of the increase in the first quarter of 2008 compared to the first quarter of 2007. The rental tool margin as a percent of revenues declined due to lower margins typically earned in the rental tool businesses acquired in the third quarter of 2007, start-up costs incurred in Mexico and certain project delays which reduced utilization and fixed cost absorption.
     Our drilling services cost of sales increased $8.5 million, or 49%, in the first quarter of 2008 compared to the first quarter of 2007 as a result of an increase in the number of rigs that we operate; however, our margins as a percent of revenue decreased from 44% last year to 29% this year as a result of increased wages paid to our employees and the impact of cost increases for repairs, supplies and other rig operating expenses. Lower utilization in the first quarter of 2008 compared to the first quarter of 2007 also contributed to decreased margins.
     Our offshore products cost of sales increased approximately in line with the increase in offshore products revenues. Increased margins resulted from a greater mix of higher margin bearing and connector products and improved margins on drilling equipment deliveries.
     Tubular services cost of sales increased as a result of higher tonnage shipped. Our tubular services gross margin as a percentage of revenues was flat at 6% in the first quarter of 2008 and 2007.
     Selling, General and Administrative Expenses. SG&A increased $4.8 million, or 17.5%, in the first quarter of 2008 compared to the first quarter of 2007 due primarily to SG&A expense associated with two acquisitions made in the third quarter of 2007 and higher SG&A incurred in the connection with business expansion efforts. SG&A was 5.3% of revenues in the quarter ended March 31, 2008 compared to 5.7% of revenues in the quarter ended March 31, 2007.

     Depreciation and Amortization. Depreciation and amortization expense increased $8.3 million, or 58%, in the first quarter of 2008 compared to the same period in 2007. Depreciation and amortization expense increased in 2008 due primarily to capital expenditures made during the previous twelve months and to the two rental tool acquisitions made in the third quarter of 2007.
     Operating Income. Consolidated operating income increased $18.4 million, or 22%, in the first quarter of 2008 compared to the first quarter of 2007 primarily as a result of increases at well site services of $14.0 million, or 22%, and at offshore products of $3.8 million, or 22%.
     Interest Expense and Interest Income. Interest expense increased by $0.4 million, or 8%, in the first quarter of 2008 compared to the first quarter of 2007 due to higher debt levels. The weighted average interest rate on the Company’s revolving credit facility was 4.8% in the first quarter of 2008 compared to 6.1% in the first quarter of 2007.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $1.0 million higher in the first quarter of 2008 than in the first quarter of 2007.
     Income Tax Expense. Our income tax provision for the first quarter of 2008 totaled $32.3 million, or 32.7% of pretax income, compared to $27.2 million, or 34.1% of pretax income, for the first quarter of 2007. Our tax rate was lower in the first quarter of 2008 than the comparable period in 2007 primarily due to lower tax rates applicable to foreign income.
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
     Cash totaling $78.4 million was provided by operations during the first quarter of 2008 compared to cash totaling $51.3 million provided by operations during the first quarter of 2007. During 2008, $17.5 million was utilized primarily to fund working capital for the increase in receivables caused by our growth in Canada. During 2007, $20.3 million was used to fund working capital for liquidation of relatively high year end payables levels in our OCTG business.
     Cash was used in investing activities during the three months ended March 31, 2008 and 2007 in the amount of $89.6 million and $37.3 million, respectively. Capital expenditures, including capitalized interest, totaled $60.8 million and $36.9 million during the three months ended March 31, 2008 and 2007, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment particularly for accommodations investments made in support of Canadian oil sands development.
     In the three months ended March 31, 2008, we spent cash of $29.3 million to acquire Christina Lake Lodge in Northern Alberta, Canada to expand our oil sands capacity in our well site services segment and to acquire a waterfront facility on the Houston ship channel for use in the offshore products segment.
     The cash consideration paid for all of our acquisitions in the period was funded utilizing our existing bank credit facility. Accounting for the acquisitions made in the period has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.
     We currently expect to spend a total of approximately $303 million for capital expenditures during 2008 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.

     Net cash of $12.3 million was provided by financing activities during the three months ended March 31, 2008, primarily as a result of borrowings under our credit line. A total of $20.2 million was used in financing activities during the three months ended March 31, 2007, primarily as a result of treasury stock purchases and debt repayments partially offset by proceeds from stock option exercises.
     During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. Through March 31, 2008, a total of $80.6 million of our stock (2,769,932 shares), has been repurchased under this program, leaving a total of up to approximately $69.4 million remaining available under the program.
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
     As of March 31, 2008, we had $311.2 million outstanding under the Credit Facility and an additional $11.6 million of outstanding letters of credit, leaving $177.2 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $9.0 million. As of March 31, 2008, we had $1.9 million outstanding under these other facilities and an additional $1.4 million of outstanding letters of credit leaving $5.7 million available to be drawn under these facilities. Our total debt represented 30.7% of the total of debt and stockholders’ equity at March 31, 2008 compared to 31.2% at December 31, 2007 and 30.4% at March 31, 2007.
     As of March 31, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the March 31, 2008 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of March 31, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date of the 2 3/8% Notes and general market liquidity, among other factors. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months. In August 2007, the FASB issued proposed FASB Staff Position (FSP) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which, if issued, would change the accounting for our 2 3/8% Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the proposed new rules on our 2 3/8% Notes is that the equity component would be classified as part of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense would result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The proposed FSP has been delayed once to be effective in 2008; however it is expected to be delayed further and be effective for fiscal years beginning after December 15, 2008. This rule, if enacted as proposed, will require retrospective application. The Company is currently evaluating the impact of this proposed FSP.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of March 31, 2008, we had floating rate obligations totaling approximately $313.1 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2008 levels, our consolidated interest expense would increase by a total of approximately $3.1 million annually.
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
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
     None
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price Paid	Repurchase	Under the Share Repurchase
Period	Shares Purchased	per Share	Program	Program
January 1, 2008 — January 31, 2008	—	—	2,769,932	$69,357,141
February 1, 2008 — February 28, 2008	—	—	2,769,932	$69,357,141
March 1, 2008 — March 31, 2008	—	—	2,769,932	$69,357,141
Total	—	—	2,769,932	$69,357,141
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).

31.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.
Date: May 1, 2008	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: May 1, 2008	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).

31.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.