Form 10-Q
period 2008-06-30
OIL STATES INTERNATIONAL, INC
filed 2008-08-01
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The Registrant had 49,841,790 shares of common stock outstanding and 2,812,260 shares of treasury stock as of July 28, 2008.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues	$631,364	$499,308	$1,232,611	$979,824

Costs and expenses:
Cost of sales	478,435	386,710	923,519	742,513
Selling, general and administrative expenses	35,976	28,225	68,083	55,548
Depreciation and amortization expense	25,689	16,113	48,417	30,532
Other operating (income)/expense	244	(221)	234	(141)

	540,344	430,827	1,040,253	828,452

Operating income	91,020	68,481	192,358	151,372

Interest expense	(4,561)	(3,739)	(9,788)	(8,581)
Interest income	894	784	1,815	1,710
Equity in earnings of unconsolidated affiliates	1,242	748	2,737	1,290
Gain on sale of investment	2,708	12,774	2,708	12,774
Other income/(expense)	(257)	237	(36)	351

Income before income taxes	91,046	79,285	189,794	158,916
Income tax expense	(30,883)	(27,052)	(63,164)	(54,222)

Net income	$60,163	$52,233	$126,630	$104,694

Net income per share:
Basic	$1.21	$1.06	$2.56	$2.12
Diluted	$1.14	$1.03	$2.45	$2.08

Weighted average number of common shares outstanding:
Basic	49,633	49,341	49,527	49,305
Diluted	52,627	50,833	51,763	50,414
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	JUNE 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$45,999	$30,592
Accounts receivable, net	442,389	450,153
Inventories, net	402,715	349,347
Prepaid expenses and other current assets	33,417	35,575

Total current assets	924,520	865,667

Property, plant, and equipment	694,082	586,910
Goodwill, net	401,652	391,644
Investments in unconsolidated affiliates	5,945	24,778
Other non-current assets	71,185	60,627

Total assets	$2,097,384	$1,929,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$179,930	$4,718
Accounts payable and accrued liabilities	276,805	239,119
Income taxes	978	43
Deferred revenue	62,874	60,910
Other current liabilities	1,595	121

Total current liabilities	522,182	304,911

Long-term debt	288,965	487,102
Deferred income taxes	54,151	40,550
Other liabilities	12,212	12,236

Total liabilities	877,510	844,799

Stockholders’ equity:
Common stock	526	522
Additional paid-in capital	417,926	402,091
Retained earnings	817,343	690,713
Accumulated other comprehensive income	66,381	73,036
Treasury stock	(82,302)	(81,535)

Total stockholders’ equity	1,219,874	1,084,827

Total liabilities and stockholders’ equity	$2,097,384	$1,929,626

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2008	2007
Cash flows from operating activities:
Net income	$126,630	$104,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,417	30,532
Deferred income tax provision	7,451	2,989
Excess tax benefits from share-based payment arrangements	(3,108)	(3,344)
Equity in earnings of unconsolidated subsidiaries, net of dividends	(2,484)	(1,290)
Non-cash compensation charge	5,124	3,708
Gain on sale of investment	(2,708)	(12,774)
Gain on disposal of assets	(80)	(825)
Other, net	1,260	19
Changes in working capital	7,449	(2,292)

Net cash flows provided by operating activities	187,951	121,417

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(29,816)	—
Capital expenditures	(135,706)	(100,556)
Proceeds from sale of investment	11,156	29,354
Other, net	894	906

Net cash flows used in investing activities	(153,472)	(70,296)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	(28,738)	(52,983)
Debt repayments	(204)	(5,504)
Issuance of common stock	7,607	6,684
Purchase of treasury stock	(129)	(12,211)
Excess tax benefits from share-based payment arrangements	3,108	3,344
Other, net	(806)	(421)

Net cash flows provided by (used in) financing activities	(19,162)	(61,091)

Effect of exchange rate changes on cash	121	2,869

Net increase (decrease) in cash and cash equivalents from continuing operations	15,438	(7,101)
Net cash used in discontinued operations — operating activities	(31)	(174)
Cash and cash equivalents, beginning of period	30,592	28,396

Cash and cash equivalents, end of period	$45,999	$21,121

Non-cash investing and financing activities:
Building capital lease	$8,304	—
Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$175,000	$175,000
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
2. RECENT ACCOUNTING PRONOUNCEMENT
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. The Company does not have any material recurring fair value measurements.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company did not elect the fair value option on eligible assets and liabilities.

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
     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there will be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. The Company is currently evaluating the impact of this FSP; however, the impact of this accounting change is expected to have a significant effect on previously reported and future non-cash interest expense associated with the 2 3/8% Notes.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2008	2007
Accounts receivable, net:
Trade	$345,764	$353,716
Unbilled revenue	92,838	97,579
Other	6,860	2,487
Allowance for doubtful accounts	(3,073)	(3,629)

	$442,389	$450,153

	JUNE 30,	DECEMBER 31,
	2008	2007
Inventories, net:
Tubular goods	$227,182	$191,374
Other finished goods and purchased products	69,834	61,306
Work in process	52,191	56,479
Raw materials	61,266	47,737

Total inventories	410,473	356,896
Inventory reserves	(7,758)	(7,549)

	$402,715	$349,347

	ESTIMATED	JUNE 30,	DECEMBER 31,
	USEFUL LIFE	2008	2007
Property, plant and equipment, net:
Land		$20,605	$12,665
Buildings and leasehold improvements	2-50 years	134,451	107,954
Machinery and equipment	2-29 years	259,367	220,049
Accommodations assets	10-15 years	314,975	276,182
Rental tools	4-10 years	127,815	108,968
Office furniture and equipment	1-10 years	25,157	23,659
Vehicles	2-10 years	64,321	52,508
Construction in progress		45,375	43,046

Total property, plant and equipment		992,066	845,031
Less: Accumulated depreciation		(297,984)	(258,121)

		$694,082	$586,910

	JUNE 30,	DECEMBER 31,
	2008	2007
Accounts payable and accrued liabilities:
Trade accounts payable	$221,901	$186,357
Accrued compensation	21,984	27,156
Accrued insurance	7,497	7,386
Accrued taxes, other than income taxes	8,282	3,733
Reserves related to discontinued operations	2,809	2,839
Other	14,332	11,648

	$276,805	$239,119

4. EARNINGS PER SHARE
     The calculation of earnings per share is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$60,163	$52,233	$126,630	$104,694

Weighted average number of shares outstanding	49,633	49,341	49,527	49,305

Basic earnings per share	$1.21	$1.06	$2.56	$2.12

Diluted earnings per share:
Net income	$60,163	$52,233	$126,630	$104,694

Weighted average number of shares outstanding	49,633	49,341	49,527	49,305
Effect of dilutive securities:
Options on common stock	614	673	519	664
2 3/8% Convertible Senior Subordinated Notes	2,238	741	1,591	370
Restricted stock awards and other	142	78	126	75

Total shares and dilutive securities	52,627	50,833	51,763	50,414

Diluted earnings per share	$1.14	$1.03	$2.45	$2.08
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
     In 2008, we made an acquisition in our accommodations business and in our offshore products segment.
     On February 1, 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., the owners of an accommodations lodge (Christina Lake Lodge) in the Conklin area of Alberta, Canada. Christina Lake Lodge provides lodging and catering for up to 92 people in the southern area of the oil sands region and can be expanded to accommodate future growth. Consideration for the lodge consisted of $6.9 million in cash, net of cash acquired, including transaction costs, funded from borrowings under the Company’s existing credit facility, and the assumption of certain liabilities and is subject to post-closing working capital adjustments. The Christina Lake Lodge has been included in the accommodations business within the well site services segment since the date of acquisition.
     On February 15, 2008, we acquired a waterfront facility on the Houston ship channel for use in our offshore products segment. The new waterfront facility expanded our ability to manufacture, assemble, test and load out larger subsea production and drilling rig equipment thereby expanding our capabilities. The consideration for the facility was approximately $22.9 million in cash, including transaction costs, funded from borrowings under the Company’s existing credit facility.
     Accounting for the Schooner, Christina Lake Lodge and waterfront facility acquisitions has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.
     Changes in the carrying amount of goodwill for the six month period ended June 30, 2008 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January 1,	and	translation and	June 30,
	2008	adjustments	other changes	2008
Offshore Products	$75,813	$11,027	$16	$86,856
Tubular Services	62,863	—	—	62,863
Well Site Services	252,968	690	(1,725)	251,933

Total	$391,644	$11,717	$(1,709)	$401,652

6. DEBT
     As of June 30, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
U.S. revolving credit facility, with available commitments up to $325 million and with an average interest rate of 4.1% for the six month period ended June 30, 2008	$191,500	$214,800
Canadian revolving credit facility, with available commitments up to $175 million and with an average interest rate of 4.6% for the six month period ended June 30, 2008	82,466	89,060
2 3/8% contingent convertible senior subordinated notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest of 6%, maturing in 2008 to 2009	9,000	9,000
Capital lease obligations and other debt	10,929	3,960

Total debt	468,895	491,820
Less: current maturities	(179,930)	(4,718)

Total long-term debt	$288,965	$487,102

     As of June 30, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the June 30, 2008 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of June 30, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date of the 2 3/8% Notes and general market liquidity, among other factors. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months. In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there will be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. The Company is currently evaluating the impact of this FSP; however, the impact of this accounting change is expected to have a significant effect on previously reported and future non-cash interest expense associated with the 2 3/8% Notes.
     In the first quarter of 2008, we entered into a 21 year capital lease arrangement totaling $8.3 million for the use of a building by our offshore products segment. Annual payments under the capital lease agreement will total approximately $0.7 million.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$60,163	$52,233	$126,630	$104,694
Other comprehensive income:
Cumulative translation adjustment	4,037	20,582	(8,459)	23,644
Unrealized gain on marketable securities (see Note 11)	1,804	—	1,804	—

Total comprehensive income	$66,004	$72,815	$119,975	$128,338

Shares of common stock outstanding — January 1, 2008	49,392,106

Shares issued upon exercise of stock options and vesting of stock awards	448,074
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(15,806)

Shares of common stock outstanding — June 30, 2008	49,824,374

8. STOCK BASED COMPENSATION
     During the first six months of 2008, we granted restricted stock awards totaling 267,172 shares valued at $11.6 million. A total of 191,750 of these awards vest in four equal annual installments, 58,750 of these awards vest in two annual installments and the remaining 16,672 awards vest after one year. A total of 561,750 stock options were awarded in the first six months of 2008 with an average exercise price of $37.05 and a six year term that will vest in annual 25% increments over the next four years.

     Stock based compensation pre-tax expense recognized in the six month periods ended June 30, 2008 and June 30, 2007 totaled $5.1 million and $3.7 million, or $0.07 and $0.05 per diluted share after tax, respectively. Stock based compensation pre-tax expense recognized in the three month periods ended June 30, 2008 and June 30, 2007 totaled $2.6 million and $1.8 million, or $0.03 and $0.02 per diluted share after tax, respectively. At June 30, 2008, $25.0 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized. The total fair value of restricted stock awards that vested during the six months ended June 30, 2008 was $4.5 million.
9. INCOME TAXES
     The Company’s income tax provision for the three and six months ended June 30, 2008 totaled $30.9 million, or 33.9%, of pretax income and $63.2 million, or 33.3%, of pretax income, respectively, compared to $27.1 million, or 34.1%, of pretax income for the three months ended June 30, 2007 and $54.2 million, or 34.1%, of pretax income for the six months ended June 30, 2007. Our effective tax rate was lower in the six months ended June 30, 2008 compared to the Federal statutory rate of 35% primarily due to lower tax rates applicable to foreign income partially offset by state taxes.
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
     Financial information by business segment for each of the three and six months ended June 30, 2008 and 2007 is summarized in the following table (in thousands):

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended June 30, 2008
Well Site Services -
Accommodations	$80,880	$8,581	$17,257	$41,075	$515,164
Rental tools	84,576	9,036	16,293	17,443	447,491
Drilling and other (1)	44,426	4,810	10,794	10,667	194,798

Total Well Site Services	209,882	22,427	44,344	69,185	1,157,453
Offshore Products	139,850	2,859	24,936	5,057	500,147
Tubular Services	281,632	336	28,751	471	416,607
Corporate and Eliminations	—	67	(7,011)	148	23,177

Total	$631,364	$25,689	$91,020	$74,861	$2,097,384

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended June 30, 2007
Well Site Services -
Accommodations	$61,864	$4,923	$13,152	$38,250	$368,004
Rental tools	50,842	5,123	14,131	9,430	275,880
Drilling and other (1)	36,752	2,892	11,816	11,885	164,801

Total Well Site Services	149,458	12,938	39,099	59,565	808,685
Offshore Products	135,437	2,795	24,207	3,165	419,688
Tubular Services	214,413	331	10,710	760	388,286
Corporate and Eliminations	—	49	(5,535)	165	27,247

Total	$499,308	$16,113	$68,481	$63,655	$1,643,906

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Six months ended June 30, 2008
Well Site Services -
Accommodations	$227,137	$16,389	$70,065	$69,368	$515,164
Rental tools	167,069	16,872	33,924	34,952	447,491
Drilling and other (1)	81,230	8,847	16,846	20,424	194,798

Total Well Site Services	475,436	42,108	120,835	124,744	1,157,453
Offshore Products	266,772	5,512	46,383	9,880	500,147
Tubular Services	490,403	664	38,272	919	416,607
Corporate and Eliminations	—	133	(13,132)	163	23,177

Total	$1,232,611	$48,417	$192,358	$135,706	$2,097,384

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Six months ended June 30, 2007
Well Site Services -
Accommodations	$155,417	$8,750	$48,144	$55,893	$368,004
Rental tools	104,481	9,863	31,613	17,854	275,880
Drilling and other (1)	67,669	5,543	21,810	19,275	164,801

Total Well Site Services	327,567	24,156	101,567	93,022	808,685
Offshore Products	254,477	5,625	41,815	6,409	419,688
Tubular Services	397,780	654	18,444	894	388,286
Corporate and Eliminations	—	97	(10,454)	231	27,247

Total	$979,824	$30,532	$151,372	$100,556	$1,643,906

(1)	We have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and other.”
11. INVESTMENT IN BOOTS & COOTS
     The Company sold an aggregate total of 6,133,275 shares of Boots & Coots International Well Control, Inc. (Boots & Coots) stock that it owned in a series of transactions during May and June of 2008. The sale of Boots & Coots stock resulted in net proceeds of $14.0 million and a net after tax gain of $1.8 million, or approximately $0.03 per diluted share, recorded in the second quarter of 2008. After the sale of Boots & Coots shares by the Company, our ownership interest in Boots & Coots was reduced to approximately 7%. As a result of this decreased ownership percentage, we have reconsidered the method of accounting utilized for this investment in an unconsolidated affiliate and concluded that we should discontinue the use of the equity method of accounting since we no longer have the ability to significantly influence Boots & Coots. We have, therefore, begun to account for the remaining investment in Boots & Coots common stock (5.4 million shares) as an available for sale security as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” effective June 30, 2008. In accordance with SFAS No. 115, the carrying value of the remaining shares owned by the Company was adjusted to fair value at June 30, 2008 through an unrealized after tax holding gain in the amount of $1.8 million recorded as other comprehensive income. The carrying value of the Company’s remaining investment in Boots & Coots common stock and a note receivable are $12.8 million and $21.2 million, respectively, as of June 30, 2008 and are included in other non-current assets on the balance sheet.
     In April 2007, the Company sold, pursuant to a registration statement filed by Boots & Coots, 14,950,000 shares of Boots & Coots stock that it owned for net proceeds of $29.4 million and, as a result, we recognized a net after tax gain of $8.4 million, or approximately $0.17 per diluted share in the second quarter of 2007.
12. COMMITMENTS AND CONTINGENCIES
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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K Annual Report for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 22, 2008. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices except for our accommodations activities supporting oil sands developments which we believe are more tied to the long-term outlook for crude oil prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled (for example, deepwater wells usually require higher priced seamless alloy tubulars) and the level of OCTG inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations and associated services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in North America. Our accommodations business is conducted principally in Canada and its activity levels are currently being driven primarily by oil sands development activities in northern Alberta.
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

	Average Drilling Rig Count for
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
U.S. Land	1,797	1,680	1,755	1,665
U.S. Offshore	67	77	62	80

Total U.S.	1,864	1,757	1,817	1,745
Canada (1)	169	139	338	336

Total North America	2,033	1,896	2,155	2,081

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the six months ended June 30, 2008 increased by 74 Rigs, or 3.6%, compared to the six months ended June 30, 2007.
     Our well site services segment results for the first half of 2008 benefited from capital spending, which aggregated $253 million in the twelve months ended June 30, 2008 in that segment and included $44 million invested in our drilling services business for the construction of three new rigs and other capital additions, $64 million in our rental tools business and $145 million invested in our accommodations business, primarily in support of oil sands developments in Canada. In addition, well site services benefited from the acquisitions of two rental tool companies for aggregate consideration of $112 million in the third quarter of 2007 and, to a lesser degree, the acquisition of an accommodations lodge in the oil sands region of Canada for aggregate consideration of $6.9 million in the first quarter of 2008.
     During the first six months of 2008, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first six months of 2008, the Canadian dollar was valued at an average exchange rate of U.S. $0.99 compared to U.S. $0.88 for the first six months of 2007, an increase of 12.5%. The Canadian dollar to U.S. dollar exchange rate averaged $0.99 in the second quarter of 2008 compared to $0.91 in the second quarter of 2007, an increase of 8.8%.
     Oil prices have been volatile recently, increasing to record levels and then declining subsequent to June 30, 2008. Oil prices do, however, remain at levels significantly above those in the prior year. In addition, natural gas prices have also increased significantly during the last year, but have declined subsequent to June 30, 2008. Higher energy prices increase current cash flow available to oil and gas companies and create additional incentives for expanded exploration and production related activities. However, high oil and gas prices could lead to slower economic growth and increased conservation efforts, thereby decreasing cash flows of oil and gas companies and lessening incentive to expend capital to find and develop oil and gas. Management estimates that approximately 55% to 60% of the Company’s revenues are dependent on North American natural gas drilling and completion activity with a significant amount of such revenues being derived from lower margin OCTG sales. As such, we estimate that our profitability is fairly evenly balanced between oil driven activity and natural gas driven activity. Our customers have increased their spending and commitments for deepwater offshore exploration and development which has benefited our offshore products segment. Our customers have also announced significant levels of expenditures for oil sands related projects in Canada, benefiting our well site services segment. We currently expect continued growth in activity for our accommodations business in the oil sands region as labor needs in the region continue to increase. We continue to focus on expansion opportunities and execution initiatives in these high growth markets supporting deepwater development and Canadian oil sands spending.
     The major U.S. mills increased OCTG prices in the first half of 2008 because of changes in OCTG demand and raw material and other cost increases. In addition, there is limited supply of certain categories of OCTG as a result of decreased OCTG inventory and increased demand. With the tightness in OCTG supply and recently announced mill price increases and surcharges, our tubular services margins have increased significantly in the second quarter of 2008 and, based on current activity levels, we expect our tubular services segment to generate continued strong margins and profits during the remainder of 2008.
     There can be no assurance that these trends will continue; and there is a risk that lower energy prices or the expectation of lower energy prices for sustained periods could negatively impact drilling and completion activity and, correspondingly, reduce oil and gas expenditures. Such a decline would be adverse to our business. In addition, particularly in our well site services segment, we continue to monitor industry capacity additions and make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals.
Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
			Variance				Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Revenues
Well Site Services -
Accommodations	$80.9	$61.9	$19.0	31%	$227.1	$155.4	$71.7	46%
Rental Tools	84.6	50.8	33.8	67%	167.1	104.5	62.6	60%
Drilling and Other	44.4	36.8	7.6	21%	81.2	67.6	13.6	20%

Total Well Site Services	209.9	149.5	60.4	40%	475.4	327.5	147.9	45%
Offshore Products	139.9	135.4	4.5	3%	266.8	254.5	12.3	5%
Tubular Services	281.6	214.4	67.2	31%	490.4	397.8	92.6	23%

Total	$631.4	$499.3	$132.1	26%	$1,232.6	$979.8	$252.8	26%

Cost of sales
Well Site Services -
Accommodations	$48.6	$38.5	$10.1	26%	$128.2	$88.2	$40.0	45%
Rental Tools	50.3	26.1	24.2	93%	98.4	51.5	46.9	91%
Drilling and Other	27.9	21.5	6.4	30%	53.9	39.0	14.9	38%

Total Well Site Services	126.8	86.1	40.7	47%	280.5	178.7	101.8	57%
Offshore Products	102.7	99.9	2.8	3%	198.1	190.9	7.2	4%
Tubular Services	248.9	200.7	48.2	24%	444.9	372.9	72.0	19%

Total	$478.4	$386.7	$91.7	24%	$923.5	$742.5	$181.0	24%

Gross margin
Well Site Services -
Accommodations	$32.3	$23.4	$8.9	38%	$98.9	$67.2	$31.7	47%
Rental Tools	34.3	24.7	9.6	39%	68.7	53.0	15.7	30%
Drilling and Other	16.5	15.3	1.2	8%	27.3	28.6	(1.3)	(5%)

Total Well Site Services	83.1	63.4	19.7	31%	194.9	148.8	46.1	31%
Offshore Products	37.2	35.5	1.7	5%	68.7	63.6	5.1	8%
Tubular Services	32.7	13.7	19.0	139%	45.5	24.9	20.6	83%

Total	$153.0	$112.6	$40.4	36%	$309.1	$237.3	$71.8	30%

Gross margin as a percent of revenues
Well Site Services -
Accommodations	40%	38%			44%	43%
Rental Tools	41%	49%			41%	51%
Drilling and Other	37%	42%			34%	42%
Total Well Site Services	40%	42%			41%	45%
Offshore Products	27%	26%			26%	25%
Tubular Services	12%	6%			9%	6%
Total	24%	23%			25%	24%

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
     We reported net income for the quarter ended June 30, 2008 of $60.2 million, or $1.14 per diluted share. These results compare to $52.2 million, or $1.03 per diluted share, reported for the quarter ended June 30, 2007. Net income for the second quarter of 2008 included an after tax gain of $1.8 million, or approximately $0.03 per diluted share, on the sale of 6.13 million shares of Boots & Coots International Well Control, Inc. (Boots & Coots) common stock. Net income for the second quarter of 2007 included an after tax gain of $8.4 million, or $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots common stock. See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.
     Revenues. Consolidated revenues increased $132.1 million, or 26%, in the second quarter of 2008 compared to the second quarter of 2007.
     Our well site services revenues increased $60.4 million, or 40%, in the second quarter of 2008 compared to the second quarter of 2007. Our accommodations business reported revenues in the second quarter of 2008 that were $19.0 million, or 31%, above the second quarter of 2007 primarily because of the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and the strengthening of the Canadian dollar versus the U.S. dollar. Our rental tool revenues increased $33.8 million, or 67%, substantially due to contributions from two acquisitions completed in the third quarter of 2007. Our drilling and other revenues increased $7.6 million, or 21%, in the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of four newly constructed rigs placed into service since the second quarter of 2007.
     Our offshore products revenues increased $4.5 million, or 3%, in the second quarter of 2008 compared to the second quarter of 2007 due to increased activity in support of deepwater development activities and new build or refurbished rigs and vessels.
     Tubular services revenues increased $67.2 million, or 31%, in the second quarter of 2008 compared to the second quarter of 2007 as a result of a 22% increase in tons shipped and an 8% increase in average selling prices per ton due to a tight OCTG supply demand balance caused by higher drilling activity and lower overall industry inventory levels.
     Cost of Sales. Our consolidated cost of sales increased $91.7 million, or 24%, in the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of increases at well site services of $40.7 million, or 47%, and at tubular services of $48.2 million, or 24%. Our overall gross margin as a percent of revenues was relatively constant at 24% in the second quarter of 2008 compared to 23% in the second quarter of 2007.
     Our well site services gross margin as a percent of revenue declined from 42% in the second quarter of 2007 to 40% in the second quarter of 2008. Accommodations cost of sales increased as a result of increased activity. Our accommodations gross margin as a percent of revenues increased from 38% last year to 40% this year primarily as a result of capacity additions and economies of scale in our major oil sands lodges. Our rental tools cost of sales increased $24.2 million, or 93%, in the second quarter of 2008 compared to the second quarter of 2007 substantially due to the two acquisitions completed in the third quarter of 2007. The rental tool gross margin as a percent of revenues declined due to the mix of lower margins typically earned in the rental tool businesses acquired in the third quarter of 2007 coupled with certain project delays which reduced utilization and fixed cost absorption.
     Our drilling services cost of sales increased $6.4 million, or 30%, in the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of an increase in the number of rigs that we operate. However, our gross margin as a percent of revenue decreased from 42% last year to 37% this year as a result of increased wages paid to our employees and the impact of cost increases for repairs, supplies and other rig operating expenses.
     Our offshore products cost of sales increased approximately in line with the increase in offshore products revenues resulting in no significant change in the gross margin percentage for that segment.
     Tubular services cost of sales increased due to higher tonnage shipped and pricing from the OCTG suppliers. Our tubular services gross margin as a percentage of revenues increased from 6% in the second quarter of 2007 to

12% in the second quarter of 2008 due to industry increases in OCTG prices during the quarter coupled with limited supplies available.
     Selling, General and Administrative Expenses. SG&A increased $7.8 million, or 27.5%, in the second quarter of 2008 compared to the second quarter of 2007 due primarily to SG&A expense associated with two acquisitions made in the third quarter of 2007, increased salaries, wages and benefits and an increase in head count. SG&A was 5.7% of revenues in both the second quarter of 2008 and 2007.
     Depreciation and Amortization. Depreciation and amortization expense increased $9.6 million, or 59%, in the second quarter of 2008 compared to the same period in 2007 due primarily to capital expenditures made during the previous twelve months and to the two rental tool acquisitions closed in the third quarter of 2007.
     Operating Income. Consolidated operating income increased $22.5 million, or 33%, in the second quarter of 2008 compared to the second quarter of 2007 primarily as a result of an increase at tubular services of $18.0 million, or 168%.
     Gain on Sale of Investment. We reported gains on the sales of investment of $2.7 million and $12.8 million in the three months ended June 30, 2008 and the three months ended June 30, 2007, respectively. In both periods, the sales related to our investment in Boots & Coots common stock and the larger gain in 2007 was primarily attributable to the larger number of shares sold in 2007.
     Interest Expense and Interest Income. Net interest expense increased by $0.7 million, or 24%, in the second quarter of 2008 compared to the second quarter of 2007 due to higher debt levels. The weighted average interest rate on the Company’s revolving credit facility was 3.8% in the second quarter of 2008 compared to 6.2% in the second quarter of 2007.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $0.5 million higher in the second quarter of 2008 than in the second quarter of 2007.
     Income Tax Expense. Our income tax provision for the second quarter of 2008 totaled $30.9 million, or 33.9% of pretax income, compared to $27.1 million, or 34.1% of pretax income, for the second quarter of 2007. Our tax rate was lower in the second quarter of 2008 than the comparable period in 2007 primarily due to lower tax rates applicable to foreign income.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
     We reported net income for the six months ended June 30, 2008 of $126.6 million, or $2.45 per diluted share. These results compare to $104.7 million, or $2.08 per diluted share, reported for the six months ended June 30, 2007. Net income for the first half of 2008 included an after tax gain of $1.8 million, or approximately $0.03 per diluted share, on the sale of 6.13 million shares of Boots & Coots common stock (See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.) Net income for the first half of 2007 included an after tax gain of $8.4 million, or $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots common stock.
     Revenues. Consolidated revenues increased $252.8 million, or 26%, in the first half of 2008 compared to the first half of 2007.
     Our well site services revenues increased $147.9 million, or 45%, in the first half of 2008 compared to the first half of 2007. Our accommodations business reported revenues in the first half of 2008 that were $71.7 million, or 46%, above the first half of 2007 primarily because of the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and the strengthening of the Canadian dollar versus the U.S. dollar. Our rental tool revenues increased $62.6 million, or 60%, substantially as a result of two acquisitions completed in the third quarter of 2007. Our drilling and other revenues increased $13.6 million, or 20%, in the first half of 2008 compared to the first half of 2007 primarily as a result of three newly constructed rigs placed into service since the first half of 2007.

     Our offshore products revenues increased $12.3 million, or 5%, in the first half of 2008 compared to the first half of 2007 due to increased activity in support of deepwater development activities and new build or refurbished rigs and vessels.
     Tubular services revenues increased $92.6 million, or 23%, in the first half of 2008 compared to the first half of 2007 as a result of a 23% increase in tons shipped. Our average OCTG selling prices for the first half of 2008 did not increase compared to the first half of 2007.
     Cost of Sales. Our consolidated cost of sales increased $181.0 million, or 24%, in the first half of 2008 compared to the first half of 2007 primarily as a result of increases at well site services of $101.8 million, or 57%, and at tubular services of $72.0 million, or 19%. Our overall gross margin as a percent of revenues was relatively constant at 25% in the first half of 2008 compared to 24% in the first half of 2007.
     Our well site services gross margin as a percent of revenue declined from 45% in the first half of 2007 to 41% in the first half of 2008. Accommodations cost of sales increased consistent with increased activity. Our accommodations gross margin as a percent of revenues increased from 43% last year to 44% this year primarily as a result of capacity additions and economies of scale in our major oil sands lodges. Our rental tools cost of sales increased $46.9 million, or 91%, in the first half of 2008 compared to the first half of 2007 substantially due to the two acquisitions completed in the third quarter of 2007. The rental tool gross margin as a percent of revenues declined due to the mix of lower margins typically earned in the rental tool businesses acquired in the third quarter of 2007 coupled with certain project delays which reduced utilization and fixed cost absorption.
     Our drilling services cost of sales increased $14.9 million, or 38%, in the first half of 2008 compared to the first half of 2007 as a result of an increase in the number of rigs that we operate; however, our gross margin as a percent of revenue decreased from 42% last year to 34% this year as a result of increased wages paid to our employees and the impact of cost increases for repairs, supplies and other rig operating expenses.
     Our offshore products cost of sales increased approximately in line with the increase in offshore products revenues resulting in no significant change in the gross margin percentage for that segment.
     Tubular services cost of sales increased as a result of higher tonnage shipped. Our tubular services gross margin as a percentage of revenues increased from 6% in the first half of 2007 to 9% in the first half of 2008 due to favorable market trends.
     Selling, General and Administrative Expenses. SG&A increased $12.5 million, or 22.6%, in the first half of 2008 compared to the first half of 2007 due primarily to SG&A expense associated with two acquisitions made in the third quarter of 2007, increased salaries, wages and benefits and an increase in headcount. SG&A was 5.5% of revenues in the six months ended June 30, 2008 compared to 5.7% of revenues in the six months ended June 30, 2007.
     Depreciation and Amortization. Depreciation and amortization expense increased $17.9 million, or 59%, in the first half of 2008 compared to the same period in 2007 due primarily to capital expenditures made during the previous twelve months and to the two rental tool acquisitions closed in the third quarter of 2007.
     Operating Income. Consolidated operating income increased $41.0 million, or 27%, in the first half of 2008 compared to the first half of 2007 primarily as a result of increases at well site services of $19.3 million, or 19%, and at tubular services of $19.8 million, or 108%.
     Gain on Sale of Investment. We reported gains on the sales of investment of $2.7 million and $12.8 million in the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively. In both periods, the sales related to our investment in Boots & Coots common stock and the larger gain in 2007 was primarily attributable to the larger number of shares sold in 2007.
     Interest Expense and Interest Income. Net interest expense increased by $1.1 million, or 16%, in the first half of 2008 compared to the first half of 2007 due to higher debt levels. The weighted average interest rate on the Company’s revolving credit facility was 4.3% in the first half of 2008 compared to 6.1% in the first half of 2007.

     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $1.4 million higher in the first half of 2008 than in the first half of 2007.
     Income Tax Expense. Our income tax provision for the first half of 2008 totaled $63.2 million, or 33.3% of pretax income, compared to $54.2 million, or 34.1% of pretax income, for the first half of 2007. Our tax rate was lower in the first half of 2008 than the comparable period in 2007 primarily due to lower tax rates applicable to foreign income.
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
     Cash totaling $188.0 million was provided by operations during the first half of 2008 compared to cash totaling $121.4 million provided by operations during the first half of 2007. During the first half of 2008, operating cash flow was increased by higher earnings levels and, to a lesser extent, positive working capital changes. During 2007, $2.3 million was utilized to fund working capital associated with our growth, especially in our offshore products segment. These increased working capital needs were partially offset by a reduction in tubular services inventories during the first half of 2007.
     Cash was used in investing activities during the six months ended June 30, 2008 and 2007 in the amount of $153.5 million and $70.3 million, respectively. Capital expenditures, including capitalized interest, totaled $135.7 million and $100.6 million during the six months ended June 30, 2008 and 2007, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment particularly for accommodations investments made in support of Canadian oil sands development.
     In the six months ended June 30, 2008, we spent cash of $29.8 million to acquire Christina Lake Lodge in Northern Alberta, Canada to expand our oil sands capacity in our well site services segment and to acquire a waterfront facility on the Houston ship channel for use in the offshore products segment.
     The cash consideration paid for all of our acquisitions in the period was funded utilizing our existing bank credit facility. Accounting for the acquisitions made since August 1, 2007 has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.
     We currently expect to spend a total of approximately $344 million for capital expenditures during 2008 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities.
     Net cash of $19.2 million was used in financing activities during the six months ended June 30, 2008, primarily as a result of debt repayments. A total of $61.1 million was used in financing activities during the six months ended June 30, 2007, primarily as a result of debt repayments and treasury stock purchases, partially offset by proceeds from stock option exercises.
     During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. Through June 30, 2008, a total of $80.6 million of our stock (2,769,932 shares), has been repurchased under this program, leaving a total of up to approximately $69.4 million remaining available under the program.

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
     As of June 30, 2008, we had $274.0 million outstanding under the Credit Facility and an additional $17.2 million of outstanding letters of credit, leaving $208.8 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $9.0 million. As of June 30, 2008, we had $1.8 million outstanding under these other facilities and an additional $1.4 million of outstanding letters of credit leaving $5.8 million available to be drawn under these facilities. Our total debt represented 27.7% of the total of debt and stockholders’ equity at June 30, 2008 compared to 31.2% at December 31, 2007 and 26.1% at June 30, 2007.
     As of June 30, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the June 30, 2008 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of June 30, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date of the 2 3/8% Notes and general market liquidity, among other factors. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months. In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there will be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. The Company is currently evaluating the impact of this FSP; however, the impact of this accounting change is expected to have a significant effect on previously reported and future non-cash interest expense associated with the 2 3/8% Notes.
     We believe that cash from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. In addition, such additional debt service requirements could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of June 30, 2008, we had floating rate obligations totaling approximately $275.8 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2008 levels, our consolidated interest expense would increase by a total of approximately $2.8 million annually.
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
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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
     None
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
April 1, 2008 -	—	—	2,769,932	$69,357,141
April 30, 2008
May 1, 2008 -	—	—	2,769,932	$69,357,141
May 31, 2008
June 1, 2008 -	—	—	2,769,932	$69,357,141
June 30, 2008
Total	—	—	2,769,932	$69,357,141
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 15, 2008 (1) to elect three Class I members of the Board of Directors to serve for three-year terms, (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2008 and (3) to approve the Oil States International, Inc. 2001 Equity Participation Plan, as amended and restated effective as of February 19, 2008.

     The Class I directors elected were Christopher T. Seaver, Douglas E. Swanson and Cindy B. Taylor. The number of affirmative votes and the number of votes withheld for the directors were:

Names	Number of Affirmative Votes	Number Withheld
Christopher T. Seaver	45,693,228	1,577,763
Douglas E. Swanson	45,683,564	1,587,427
Cindy B. Taylor	45,585,226	1,685,765
     Following the annual meeting, Stephen A. Wells, Martin Lambert, S. James Nelson, Mark G. Papa, Gary L. Rosenthal and William T. Van Kleef continued in their terms as directors.
     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
47,087,710	162,269	21,012
     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the proposal to approve the Oil States International, Inc. 2001 Equity Participation Plan were:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
30,275,861	13,853,108	20,697
ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 21, 2008).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

Exhibit No.		Description

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Commission on June 23, 2005 and July 13, 2005).

31.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	August 1, 2008	By	/s/ BRADLEY J. DODSON

Bradley J. Dodson
Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)

Date:	August 1, 2008	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton
Senior Vice President — Accounting and
Secretary (Duly Authorized Officer and Chief
Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 21, 2008).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Commission on June 23, 2005 and July 13, 2005).

31.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.