Form 10-Q
period 2008-09-30
OIL STATES INTERNATIONAL, INC
filed 2008-10-31
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☐           NO ☑
The Registrant had 49,791,150 shares of common stock outstanding and 2,913,792 shares of treasury stock as of October 27, 2008.

OIL STATES INTERNATIONAL, INC.
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Income for the Three and Nine Month Periods Ended September 30, 2008 and 2007	3
Consolidated Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 – 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	25-26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

(a) Index of Exhibits	26-27

Signature Page	28

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues	$814,790	$527,440	$2,047,401	$1,507,264

Costs and expenses:
Cost of sales	609,354	403,369	1,532,874	1,145,882
Selling, general and administrative expenses	37,494	30,884	105,577	86,433
Depreciation and amortization expense	27,325	18,788	75,741	49,320
Other operating income	(893)	(374)	(659)	(516)

	673,280	452,667	1,713,533	1,281,119

Operating income	141,510	74,773	333,868	226,145

Interest expense	(4,129)	(4,217)	(13,917)	(12,798)
Interest income	940	890	2,756	2,599
Equity in earnings of unconsolidated affiliates	431	753	3,167	2,043
Gain on sale of investment	3,452	—	6,160	12,774
Other income/(expense)	(555)	243	(591)	595

Income before income taxes	141,649	72,442	331,443	231,358
Income tax expense	(52,594)	(21,964)	(115,758)	(76,186)

Net income	$89,055	$50,478	$215,685	$155,172

Net income per share:
Basic	$1.79	$1.02	$4.35	$3.14
Diluted	$1.70	$0.97	$4.15	$3.05

Weighted average number of common shares outstanding:
Basic	49,811	49,661	49,622	49,423
Diluted	52,322	51,822	51,949	50,883
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$55,621	$30,592
Accounts receivable, net	502,807	450,153
Inventories, net	463,086	349,347
Prepaid expenses and other current assets	13,475	35,575

Total current assets	1,034,989	865,667

Property, plant, and equipment, net	723,626	586,910
Goodwill, net	399,151	391,644
Investments in unconsolidated affiliates	6,255	24,778
Other non-current assets	56,940	60,627

Total assets	$2,220,961	$1,929,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$179,941	$4,718
Accounts payable and accrued liabilities	347,450	239,119
Income taxes	24,392	43
Deferred revenue	83,585	60,910
Other current liabilities	1,220	121

Total current liabilities	636,588	304,911

Long-term debt	236,574	487,102
Deferred income taxes	52,966	40,550
Other liabilities	14,293	12,236

Total liabilities	940,421	844,799

Stockholders’ equity:
Common stock	526	522
Additional paid-in capital	422,044	402,091
Retained earnings	906,398	690,713
Accumulated other comprehensive income	37,854	73,036
Treasury stock	(86,282)	(81,535)

Total stockholders’ equity	1,280,540	1,084,827

Total liabilities and stockholders’ equity	$2,220,961	$1,929,626

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007
Cash flows from operating activities:
Net income	$215,685	$155,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,741	49,320
Deferred income tax provision	12,543	5,053
Excess tax benefits from share-based payment arrangements	(3,367)	(8,116)
Equity in earnings of unconsolidated subsidiaries, net of dividends	(2,914)	(2,043)
Non-cash compensation charge	7,968	5,872
Gain on sale of investment	(6,160)	(12,774)
Gain on disposal of assets	(442)	(1,454)
Other, net	2,229	214
Changes in working capital	4,476	25,095

Net cash flows provided by operating activities	305,759	216,339

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(29,835)	(102,159)
Capital expenditures	(206,731)	(172,068)
Proceeds from sale of investment	27,381	29,354
Other, net	3,103	2,004

Net cash flows used in investing activities	(206,082)	(242,869)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	(73,188)	24,219
Debt repayments	(4,816)	(6,918)
Issuance of common stock	8,628	10,601
Purchase of treasury stock	(4,026)	(12,211)
Excess tax benefits from share-based payment arrangements	3,367	8,116
Other, net	(905)	(431)

Net cash flows provided by (used in) financing activities	(70,940)	23,376

Effect of exchange rate changes on cash	(3,664)	4,450

Net increase in cash and cash equivalents from continuing operations	25,073	1,296
Net cash used in discontinued operations – operating activities	(44)	(491)
Cash and cash equivalents, beginning of period	30,592	28,396

Cash and cash equivalents, end of period	$55,621	$29,201

Non-cash investing and financing activities:
Building capital lease	$8,304	—
Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	175,000	$175,000

Borrowings and assumption of liabilities for business and asset acquisitions and related intangibles	—	9,000
The accompanying notes are an integral part of these
financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Oil States International, Inc. and its wholly-owned subsidiaries (referred to in this report as we or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statements of financial position, results of operations or cash flows. The Company does not have any material recurring fair value measurements.
     In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to adopt the elective provisions of SFAS 159 for its existing financial instruments.

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
     In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our results from operations or financial position.
     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our Contingent Convertible Senior Subordinated 2 3/8% Notes (2 3/8% Notes). Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there will be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. In addition to a reduction of debt balances and an increase to shareholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense of approximately $3 million, $5 million, $6 million and $6 million for 2005, 2006, 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense of approximately $7 million, $7 million, $8 million and $4 million for 2009, 2010, 2011 and 2012, respectively.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Accounts receivable, net:
Trade	$396,770	$353,716
Unbilled revenue	106,427	97,579
Other	2,366	2,487
Allowance for doubtful accounts	(2,756)	(3,629)

	$502,807	$450,153

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Inventories, net:
Tubular goods	$276,927	$191,374
Other finished goods and purchased products	69,182	61,306
Work in process	55,647	56,479
Raw materials	68,982	47,737

Total inventories	470,738	356,896
Inventory reserves	(7,652)	(7,549)

	$463,086	$349,347

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2008	2007
Property, plant and equipment, net:
Land		$20,352	$12,665
Buildings and leasehold improvements	2-50 years	136,643	107,954
Machinery and equipment	2-29 years	255,685	220,049
Accommodations assets	10-15 years	323,659	276,182
Rental tools	4-10 years	133,501	108,968
Office furniture and equipment	1-10 years	26,222	23,659
Vehicles	2-10 years	67,461	52,508
Construction in progress		70,954	43,046

Total property, plant and equipment		1,034,477	845,031
Less: Accumulated depreciation		(310,851)	(258,121)

		$723,626	$586,910

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Accounts payable and accrued liabilities:
Trade accounts payable	$282,426	$186,357
Accrued compensation	31,520	27,156
Accrued insurance	6,866	7,386
Accrued taxes, other than income taxes	10,533	3,733
Reserves related to discontinued operations	2,795	2,839
Other	13,310	11,648

	$347,450	$239,119

4. EARNINGS PER SHARE
     The calculation of earnings per share is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$89,055	$50,478	$215,685	$155,172

Weighted average number of shares outstanding	49,811	49,661	49,622	49,423

Basic earnings per share	$1.79	$1.02	$4.35	$3.14

Diluted earnings per share:
Net income	$89,055	$50,478	$215,685	$155,172

Weighted average number of shares outstanding	49,811	49,661	49,622	49,423
Effect of dilutive securities:
Options on common stock	490	649	509	659
2 3/8% Convertible Senior Subordinated Notes	1,900	1,421	1,694	721
Restricted stock awards and other	121	91	124	80

Total shares and dilutive securities	52,322	51,822	51,949	50,883

Diluted earnings per share	$1.70	$0.97	$4.15	$3.05

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
     Accounting for the Christina Lake Lodge and waterfront facility acquisitions has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.
     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2008 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January 1,	and	translation and	September 30,
	2008	adjustments	other changes	2008
Offshore Products	$75,813	$11,027	$(700)	$86,140
Tubular Services	62,863	—	—	62,863
Well Site Services	252,968	1,232	(4,052)	250,148

Total	$391,644	$12,259	$(4,752)	$399,151

6. DEBT
     As of September 30, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
U.S. revolving credit facility which matures on December 5, 2011, with available commitments up to $325 million and with an average interest rate of 3.9% for the nine month period ended September 30, 2008	$142,300	$214,800
Canadian revolving credit facility which matures on December 5, 2011, with available commitments up to $175 million and with an average interest rate of 4.5% for the nine month period ended September 30, 2008	83,970	89,060
2 3/8% contingent convertible senior subordinated notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest of 6%, maturing in 2008 and 2009	4,500	9,000
Capital lease obligations and other debt	10,745	3,960

Total debt	416,515	491,820
Less: current maturities	(179,941)	(4,718)

Total long-term debt	$236,574	$487,102

     As of September 30, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the September 30, 2008 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% notes of 31.496 multiplied by the Company's average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. Assuming all note holders presented their 2 3/8% Notes for conversion on October 1, 2008, the theoretical amount due all 2 3/8% note holders would be $132.2 million in cash. Subsequent to September 30, 2008, the Company's common stock has traded at a lower price range. Assuming a range of common stock average prices of $17.00 to $25.00, all 2 3/8% note holders would receive aggregate cash proceeds ranging from $93.7 million to $137.8 million. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods.  As of September 30, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder.  The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date in July 2012 of the 2 3/8% Notes and general market liquidity, among other factors. In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there will be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. In addition to a reduction of debt balances and an increase to stockholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $3 million, $5 million, $6 million and $6 million for 2005, 2006, 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $7 million, $7 million, $8 million and $4 million for 2009, 2010, 2011 and 2012, respectively.
     In the first quarter of 2008, we entered into a 21 year capital lease arrangement totaling $8.3 million for the use of a building by our offshore products segment. Annual payments under the capital lease agreement will total approximately $0.7 million.
     At September 30, 2008, the Company had approximately $55.6 million of cash and cash equivalents. In addition, at September 30, 2008, $257.7 million of the Company’s $500 million U.S. and Canadian revolving credit facility was available for future financing needs.

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$89,055	$50,478	$215,685	$155,172
Other comprehensive income:
Cumulative translation adjustment	(26,722)	18,538	(35,182)	42,182
Unrealized gain on marketable securities, net of tax (see Note 11)	365	—	2,170	—
Reclassification adjustment, net of tax (see Note 11)	(2,170)	—	(2,170)	—

Total comprehensive income	$60,528	$69,016	$180,503	$197,354

Shares of common stock outstanding – January 1, 2008				49,392,106

Shares issued upon exercise of stock options and vesting of stock awards				496,382
Repurchase of shares- transferred to treasury				(100,000)
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury				(17,338)

Shares of common stock outstanding – September 30, 2008				49,771,150

8. STOCK BASED COMPENSATION
     During the first nine months of 2008, we granted restricted stock awards totaling 271,235 shares valued at $11.6 million. A total of 195,450 of these awards vest in four equal annual installments, 58,750 of these awards vest in two annual installments, 16,672 awards vest after one year and the remaining 363 awards vested immediately. A total of 565,250 stock options were awarded in the first nine months of 2008 with an average exercise price of $37.19 and a six year term that will vest in annual 25% increments over the next four years.
     Stock based compensation pre-tax expense recognized in the nine month periods ended September 30, 2008 and September 30, 2007 totaled $8.0 million and $5.9 million, or $0.10 and $0.08 per diluted share after tax, respectively. Stock based compensation pre-tax expense recognized in the three month periods ended September 30, 2008 and September 30, 2007 totaled $2.8 million and $2.2 million, respectively, or $0.03 per diluted share after tax in both periods. At September 30, 2008, $22.3 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2008 was $5.0 million.
9. INCOME TAXES
     The Company’s income tax provision for the three and nine months ended September 30, 2008 totaled $52.6 million, or 37.1%, of pretax income and $115.8 million, or 34.9%, of pretax income, respectively, compared to $22.0 million, or 30.3%, of pretax income for the three months ended September 30, 2007 and $76.2 million, or 32.9%, of pretax income for the nine months ended September 30, 2007. The higher effective tax rate was primarily due to a greater proportion of U.S. income compared to lower taxed foreign income and the recognition of additional U.S. taxable income related to our Canadian operations.
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
     Financial information by business segment for each of the three and nine months ended September 30, 2008 and 2007 is summarized in the following table (in thousands):

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended September 30, 2008
Well Site Services -
Accommodations	$105,380	$9,686	$23,695	$29,233	$525,780
Rental tools	91,699	8,921	21,003	22,931	467,983
Drilling and other (1)	52,086	5,272	14,833	14,005	200,161

Total Well Site Services	249,165	23,879	59,531	66,169	1,193,924
Offshore Products	120,008	3,033	20,273	2,749	499,239
Tubular Services	445,617	340	68,261	1,022	513,520
Corporate and Eliminations	—	73	(6,555)	1,085	14,278

Total	$814,790	$27,325	$141,510	$71,025	$2,220,961

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended September 30, 2007
Well Site Services -
Accommodations	$65,894	$5,972	$16,147	$43,444	$421,698
Rental tools	73,602	6,580	19,825	11,594	412,073
Drilling and other (1)	40,216	3,215	12,908	10,808	172,993

Total Well Site Services	179,712	15,767	48,880	65,846	1,006,764
Offshore Products	132,124	2,612	22,074	4,156	441,767
Tubular Services	215,604	351	9,529	1,455	379,462
Corporate and Eliminations	—	58	(5,710)	56	33,798

Total	$527,440	$18,788	$74,773	$71,513	$1,861,791

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Nine months ended September 30, 2008
Well Site Services -
Accommodations	$332,518	$26,075	$93,761	$98,602	$525,780
Rental tools	258,767	25,793	54,926	57,882	467,983
Drilling and other (1)	133,316	14,119	31,679	34,429	200,161

Total Well Site Services	724,601	65,987	180,366	190,913	1,193,924
Offshore Products	386,780	8,545	66,656	12,629	499,239
Tubular Services	936,020	1,004	106,533	1,941	513,520
Corporate and Eliminations	—	205	(19,687)	1,248	14,278

Total	$2,047,401	$75,741	$333,868	$206,731	$2,220,961

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures	Total assets
Nine months ended September 30, 2007
Well Site Services -
Accommodations	$221,311	$14,722	$64,291	$99,337	$421,698
Rental tools	178,082	16,443	51,437	29,449	412,073
Drilling and other (1)	107,886	8,758	34,719	30,082	172,993
Total Well Site Services	—	—	—	—	—

Offshore Products	507,279	39,923	150,447	158,868	1,006,764
Tubular Services	386,601	8,237	63,889	10,565	441,767
Corporate and Eliminations	613,384	1,005	27,973	2,349	379,462
Total	—	155	(16,164)	286	33,798

	$1,507,264	$49,320	$226,145	$172,068	$1,861,791

(1)	We have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction in which we sold our workover services business to Boots & Coots as “Drilling and other.”
11. INVESTMENT IN BOOTS & COOTS
     The Company sold an aggregate total of 11,512,137 shares of Boots & Coots International Well Control, Inc. (Boots & Coots) stock representing the remaining shares that it owned in a series of transactions during May, June and August of 2008. The sale of Boots & Coots stock resulted in net proceeds of $13.4 million and a net after tax gain of $2.2 million, or approximately $0.04 per diluted share, and net proceeds of $27.4 million and a net after tax gain of $4.0 million, or approximately $0.08 per diluted share, recorded in the three and nine months ended September 30, 2008, respectively. After June 30, 2008, our ownership interest in Boots & Coots was approximately 7%. As a result of this decreased ownership percentage, we reconsidered the method of accounting utilized for this investment and concluded that we should discontinue the use of the equity method of accounting since we no longer had the ability to significantly influence Boots & Coots. We, therefore, began to account for the remaining investment in Boots & Coots common stock (5.4 million shares at June 30, 2008) as an available for sale security as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” effective June 30, 2008. In accordance with SFAS No. 115, the carrying value of the remaining shares owned by the Company was adjusted to fair value at June 30, 2008 through an unrealized after tax holding gain in the amount of $1.8 million recorded as other comprehensive income. The sale of the remaining 5.4 million shares in August of 2008 resulted in the reclassification of the $2.2 million unrealized after tax gain from accumulated other comprehensive income into earnings for the three months ended September 30, 2008. The carrying value of the Company’s note receivable due from Boots & Coots (on September 2, 2010) is $21.2 million as of September 30, 2008 and is included in other non-current assets on the balance sheet.
     In April 2007, the Company sold, pursuant to a registration statement filed by Boots & Coots, 14,950,000 shares of Boots & Coots stock that it owned for net proceeds of $29.4 million and, as a result, we recognized a net after tax gain of $8.4 million, or approximately $0.17 per diluted share during the nine months ended September 30, 2007.
12. COMMITMENTS AND CONTINGENCIES
     The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials as a result of its products or operations. Some of these claims relate to matters occurring prior to its acquisition of businesses, and some relate to businesses it has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses, and in other cases, it has indemnified the buyers of businesses from it. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on it, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on oil and natural gas exploration and development activities. Management estimates that approximately 55% to 60% of the Company’s revenues are dependent on North American natural gas drilling and completion activity with a significant amount of such revenues being derived from lower margin OCTG sales. As such, we estimate that our profitability is fairly evenly balanced between oil driven activity and natural gas driven activity. Demand for our products and services by our customers is highly sensitive to current and expected future oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices except for our accommodations activities supporting oil sands developments which we believe are more tied to the long-term outlook for crude oil prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled, and the level of OCTG inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations and associated services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in North America. Our accommodations business is conducted principally in Canada and its activity levels are currently being driven primarily by oil sands development activities in northern Alberta.
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

	Average Drilling Rig Count for
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
U.S. Land	1,909	1,716	1,806	1,682
U.S. Offshore	69	72	65	77

Total U.S	1,978	1,788	1,871	1,759
Canada (1)	432	348	369	340

Total North America	2,410	2,136	2,240	2,099

(1)	Canadian rig count typically increases during the peak winter drilling season (December through March).
     The average North American rig count for the nine months ended September 30, 2008 increased by 141 rigs, or 6.7%, compared to the nine months ended September 30, 2007.
     Our well site services segment results for the first nine months of 2008 benefited from capital spending, which aggregated $254 million in the twelve months ended September 30, 2008 in that segment and included $47 million invested in our drilling services business, $76 million in our rental tools business and $131 million invested in our accommodations business, primarily in support of oil sands developments in Canada. In addition, well site services benefited from the acquisitions of two rental tool companies for aggregate consideration of $112 million in the third quarter of 2007 and, to a lesser degree, the acquisition of an accommodations lodge in the oil sands region of Canada for aggregate consideration of $6.9 million in the first quarter of 2008.
     During the first nine months of 2008, the results generated by our Canadian workforce accommodations, catering and logistics operations benefited from the strengthening of the Canadian currency. In the first nine months of 2008, the Canadian dollar was valued at an average exchange rate of U.S. $0.98 compared to U.S. $0.91 for the first nine months of 2007, an increase of 7.7%. The Canadian dollar to U.S. dollar exchange rate averaged $0.96 in the third quarter of both 2008 and 2007. Since September 30, 2008, the value of the Canadian dollar has weakened to an average exchange rate of $0.86 and hit a low of $0.77. Continued weakening of the Canadian dollar would negatively impact the translation of future earnings generated from our Canadian subsidiary.
     The major U.S. mills increased OCTG prices in the first nine months of 2008 because of high product demand, overall tight supplies and also in response to raw material and other cost increases. With the tightness in OCTG supply coupled with mill price increases and surcharges, our tubular services margins increased significantly in the second and third quarters of 2008. However, steel prices are declining on a global basis and we would expect that declining steel prices could have an adverse impact on OCTG pricing and on our future margins.
     The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has raised concerns that the worldwide economy may enter into a prolonged recessionary period, which may be severe. Oil prices have been highly volatile recently, increasing to record levels in the second quarter of 2008 and then declining thereafter. Falling oil prices prompted the Organization of Petroleum Exporting Countries (OPEC) to announce in September 2008 that it would cut oil production quotas by one half million barrels per day in an attempt to stabilize falling oil prices and in October 2008 OPEC announced an additional 1.5 million barrel decrease in oil production quotas. U.S. inventory levels for natural gas have risen higher than expected during the 2008 summer injection season and are expected to approach full capacity at the end of the season as was the case in 2007. The uncertainty surrounding future economic activity levels and the tightening of credit availability may result in decreased activity levels for some or all of our businesses in future quarters. Spending cuts have been announced by some of our customers as a result of reduced oil and gas price expectations and U.S. North American active rig count forecasts have been reduced recently. In addition, exploration and production expenditures will be constrained to the extent exploration and production companies are limited in their access to the credit markets as a result of disruption in, or a more conservative lending stance by, the lending markets. There is significant uncertainty about future activity levels and the impact on our businesses.

     We are currently assessing the effect that the global financial crisis might have on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to determine the effect on our Company. In our well site services segment, we continue to monitor industry capacity additions and make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we continue to focus on industry inventory levels, future drilling and completion activity and OCTG prices.
Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
			Variance				Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Revenues
Well Site Services -
Accommodations	$105.4	$65.9	$39.5	60%	$332.5	$221.3	$111.2	50%
Rental Tools	91.7	73.6	18.1	25%	258.8	178.1	80.7	45%
Drilling and Other	52.1	40.2	11.9	30%	133.3	107.9	25.4	24%

Total Well Site Services	249.2	179.7	69.5	39%	724.6	507.3	217.3	43%
Offshore Products	120.0	132.1	(12.1)	(9%)	386.8	386.6	0.2	0%
Tubular Services	445.6	215.6	230.0	107%	936.0	613.4	322.6	53%

Total	$814.8	$527.4	$287.4	54%	$2,047.4	$1,507.3	$540.1	36%

Cost of sales
Well Site Services -
Accommodations	$65.3	$37.2	$28.1	76%	$193.4	$125.5	$67.9	54%
Rental Tools	52.8	39.0	13.8	35%	151.2	90.5	60.7	67%
Drilling and Other	31.2	23.9	7.3	31%	85.2	62.8	22.4	36%

Total Well Site Services	149.3	100.1	49.2	49%	429.8	278.8	151.0	54%
Offshore Products	88.5	100.6	(12.1)	(12%)	286.6	291.5	(4.9)	(2%)
Tubular Services	371.6	202.7	168.9	83%	816.5	575.6	240.9	42%

Total	$609.4	$403.4	$206.0	51%	$1,532.9	$1,145.9	$387.0	34%

Gross margin
Well Site Services -
Accommodations	$40.1	$28.7	$11.4	40%	$139.1	$95.8	$43.3	45%
Rental Tools	38.9	34.6	4.3	12%	107.6	87.6	20.0	23%
Drilling and Other	20.9	16.3	4.6	28%	48.1	45.1	3.0	7%

Total Well Site Services	99.9	79.6	20.3	26%	294.8	228.5	66.3	29%
Offshore Products	31.5	31.5	0.0	0%	100.2	95.1	5.1	5%
Tubular Services	74.0	12.9	61.1	474%	119.5	37.8	81.7	216%

Total	$205.4	$124.0	$81.4	66%	$514.5	$361.4	$153.1	42%

Gross margin as a percent of revenues
Well Site Services -
Accommodations	38%	44%			42%	43%
Rental Tools	42%	47%			42%	49%
Drilling and Other	40%	41%			36%	42%
Total Well Site Services	40%	44%			41%	45%
Offshore Products	26%	24%			26%	25%
Tubular Services	17%	6%			13%	6%
Total	25%	24%			25%	24%

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
     We reported net income for the quarter ended September 30, 2008 of $89.1 million, or $1.70 per diluted share. These results compare to $50.5 million, or $0.97 per diluted share, reported for the quarter ended September 30, 2007. Net income for the third quarter of 2008 included an after tax gain of $2.2 million, or approximately $0.04 per diluted share, on the sale of our remaining 5.38 million shares of Boots & Coots International Well Control, Inc. (Boots & Coots) common stock. See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.
     In September 2008, Hurricanes Ike and Gustav hit the Texas and Louisiana coasts. The negative impact of the storms to our operations included some minor facility damage, downtime in our offshore products manufacturing facilities and rental tool locations in the impacted coastal areas. We also experienced a reduction in rental tool demand during the period. The U.S. Minerals Management Service reported that the damage caused by the two storms to the energy infrastructure in the U.S. Gulf of Mexico and along the U. S. Gulf Coast was not as extensive as the damage caused by Hurricanes Katrina and Rita in 2005. However, repair activity resulting from these hurricanes should benefit our offshore products and U.S. Gulf accommodations businesses in future quarters.
     Revenues. Consolidated revenues increased $287.4 million, or 54%, in the third quarter of 2008 compared to the third quarter of 2007.
     Our well site services revenues increased $69.5 million, or 39%, in the third quarter of 2008 compared to the third quarter of 2007. Our accommodations business reported revenues in the third quarter of 2008 that were $39.5 million, or 60%, above the third quarter of 2007 primarily because of the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and the accounting recognition of $13.8 million of deferred revenue, which was deferred due to contract terms that precluded revenue recognition, associated with a camp delivered to a customer in 2005. Our rental tool revenues increased $18.1 million, or 25%, primarily due to capital additions made since the third quarter of 2007, increased rebillable services from third-parties, contributions from an acquisition completed in August of 2007, geographic expansion of our rental tool operations and increased rental tool utilization. Our drilling and other revenues increased $11.9 million, or 30%, in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of three newly constructed rigs placed into service since the third quarter of 2007 and higher dayrates.
     Our offshore products revenues decreased $12.1 million, or 9%, in the third quarter of 2008 compared to the third quarter of 2007 due to shipment delays and downtime at our manufacturing facilities in Houston, Texas and Houma, Louisiana related to Hurricanes Ike and Gustav.
     Tubular services revenues increased $230.0 million, or 107%, in the third quarter of 2008 compared to the third quarter of 2007 as a result of a 33% increase in tons shipped and a 56% increase in average selling prices per ton due to a tight OCTG supply / demand balance caused by higher drilling activity and lower overall industry inventory levels.
     Cost of Sales. Our consolidated cost of sales increased $206.0 million, or 51%, in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of increases at well site services of $49.2 million, or 49%, and at tubular services of $168.9 million, or 83%. Our overall gross margin as a percent of revenues was relatively constant at 25% in the third quarter of 2008 compared to 24% in the third quarter of 2007.
     Our well site services gross margin as a percent of revenue declined from 44% in the third quarter of 2007 to 40% in the third quarter of 2008. Our accommodations gross margin as a percent of revenues decreased from 44% in the third quarter of 2007 to 38% in the third quarter of 2008 primarily as a result of the recognition of previously deferred revenue and costs, due to contract terms which precluded revenue recognition, for a significant manufacturing project shipped and invoiced in 2005 with a relatively low gross margin. Our rental tools cost of sales increased $13.8 million, or 35%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to increased revenues, higher rebillable third-party expenses, increased wages, cost increases for fuel, parts and supplies and an acquisition completed in August of 2007. The rental tool gross margin as a percent of revenues declined from 47% in the third quarter of 2007 to 42% in the third quarter of 2008 due to a higher proportion of lower margin rebill revenue and the impact of the above mentioned cost increases.
     Our drilling and other services cost of sales increased $7.3 million, or 31%, in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of an increase in the number of rigs that we operate. Our drilling services gross margin as a percent of revenue was relatively constant at 40% in the third quarter of 2008 compared to 41% in the third quarter of 2007.
     Our offshore products cost of sales decreased $12.1 million, or 12%, in the third quarter of 2008 compared to the third quarter of 2007 due to decreased revenues. Our offshore products gross margin as a percentage of revenues increased from 24% in the third quarter of 2007 to 26% in the third quarter of 2008 due primarily to increased profitability on bearings and connectors product revenues.
     Tubular services cost of sales increased due to higher tonnage shipped and pricing from the OCTG suppliers. Our tubular services gross margin as a percentage of revenues increased from 6% in the third quarter of 2007 to 17% in the third quarter of 2008 due to industry increases in OCTG prices during the quarter coupled with limited supplies available.
     Selling, General and Administrative Expenses. SG&A increased $6.6 million, or 21%, in the third quarter of 2008 compared to the third quarter of 2007 due primarily to increased bonuses and commissions, acquisitions made in August of 2007 and February of 2008 and increased stock compensation expense. SG&A as a percentage of revenues decreased from 5.9% in the third quarter of 2007 to 4.6% during the same period in 2008 due primarily to the increase in our revenues.
     Depreciation and Amortization. Depreciation and amortization expense increased $8.5 million, or 45%, in the third quarter of 2008 compared to the same period in 2007 due primarily to capital expenditures made during the previous twelve months.
     Operating Income. Consolidated operating income increased $66.7 million, or 89%, in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of an increase in operating income of our tubular services segment of $58.7 million, or 616%.
     Gain on Sale of Investment. We reported gains on the sales of investment of $3.5 million in the three months ended September 30, 2008 related to sales of our remaining shares of Boots & Coots common stock (See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q).
     Interest Expense and Interest Income. Net interest expense decreased by $0.1 million, or 4%, in the third quarter of 2008 compared to the third quarter of 2007 due to lower interest rates under our revolving credit facility partially offset by higher debt levels. The weighted average interest rate on the Company’s revolving credit facility was 3.7% in the third quarter of 2008 compared to 6.1% in the third quarter of 2007.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $0.3 million lower in the third quarter of 2008 than in the third quarter of 2007 primarily due to the discontinuance of the use of equity method of accounting for our investment in Boots & Coots.
     Income Tax Expense. Our income tax provision for the third quarter of 2008 totaled $52.6 million, or 37.1% of pretax income, compared to $22.0 million, or 30.3% of pretax income, for the third quarter of 2007. Our tax rate was higher in the third quarter of 2008 than the comparable period in 2007 primarily due to greater proportionate U.S. income compared to our lower taxed Canadian and other foreign income and also due to recognition of additional U.S. taxable income related to our Canadian operations.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
     We reported net income for the nine months ended September 30, 2008 of $215.7 million, or $4.15 per diluted share. These results compare to $155.2 million, or $3.05 per diluted share, reported for the nine months ended September 30, 2007. Net income for the first nine months of 2008 included an after tax gain of $4.0 million, or approximately $0.08 per diluted share, on the sale of 11.51 million shares of Boots & Coots common stock (See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.) Net income for the first nine months of 2007 included an after tax gain of $8.4 million, or $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots common stock.
     Revenues. Consolidated revenues increased $540.1 million, or 36%, in the first nine months of 2008 compared to the first nine months of 2007.
     Our well site services revenues increased $217.3 million, or 43%, in the first nine months of 2008 compared to the first nine months of 2007. Our accommodations business reported revenues in the first nine months of 2008 that were $111.2 million, or 50%, above the first nine months of 2007 primarily because of the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and the strengthening of the Canadian dollar versus the U.S. dollar. Our rental tool revenues increased $80.7 million, or 45%, in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of two acquisitions completed in the third quarter of 2007, capital additions made since the third quarter of 2007, geographic expansion of our rental tool operations and increased rental tool utilization. Our drilling and other revenues increased $25.4 million, or 24%, in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of four newly constructed rigs placed into service since the first nine months of 2007 and higher dayrates.
     Our offshore products revenues were essentially flat at $386.8 million in the first nine months of 2008 compared to $386.6 million in the first nine months of 2007 despite the impact of Hurricanes Ike and Gustav.
     Tubular services revenues increased $322.6 million, or 53%, in the first nine months of 2008 compared to the first nine months of 2007 as a result of a 26% increase in tons shipped and a 21% increase in average selling prices per ton due to a tight OCTG supply demand balance caused by higher drilling activity and lower overall industry inventory levels.
     Cost of Sales. Our consolidated cost of sales increased $387.0 million, or 34%, in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of increased cost of sales at tubular services of $240.9 million, or 42%, and at well site services of $151.0 million, or 54%. Our overall gross margin as a percent of revenues was relatively constant at 25% in the first nine months of 2008 compared to 24% in the first nine months of 2007.
     Our well site services gross margin as a percent of revenue declined from 45% in the first nine months of 2007 to 41% in the first nine months of 2008. Our accommodations gross margin as a percent of revenues was relatively constant at 42% in the first nine months of 2008 compared to 43% in the first nine months of 2007. Our rental tools cost of sales increased $60.7 million, or 67%, in the first nine months of 2008 compared to the first nine months of 2007 substantially due to the two acquisitions completed in the third quarter of 2007, increased revenues, higher rebillable third-party expenses, increased wages and cost increases for fuel, parts and supplies. The rental tool gross margin as a percent of revenues declined due to a higher proportion of lower margin rebill revenue and the impact of the above mentioned cost increases.
     Our drilling services cost of sales increased $22.4 million, or 36%, in the first nine months of 2008 compared to the first nine months of 2007 as a result of an increase in the number of rigs that we operate; however, our gross margin as a percent of revenue decreased from 42% in the first nine months of 2007 to 36% this year as a result of increased wages and cost increases for repairs, supplies and other rig operating expenses.
     Our offshore products cost of sales were relatively flat in the first nine months of 2008 compared to the same period in 2007 resulting in no significant change in the gross margin percentage for that segment.

     Tubular services cost of sales increased as a result of higher tonnage shipped and higher pricing charged by the OCTG suppliers. Our tubular services gross margin as a percentage of revenues increased from 6% in the first nine months of 2007 to 13% in the first nine months of 2008 due to these favorable market trends.
     Selling, General and Administrative Expenses. SG&A increased $19.1 million, or 22.1%, in the first nine months of 2008 compared to the first nine months of 2007 due primarily to SG&A expense associated with acquisitions made in July and August of 2007 and February of 2008, increased bonuses and stock compensation expense and an increase in headcount. SG&A was 5.2% of revenues in the nine months ended September 30, 2008 compared to 5.7% of revenues in the nine months ended September 30, 2007.
     Depreciation and Amortization. Depreciation and amortization expense increased $26.4 million, or 54%, in the first nine months of 2008 compared to the same period in 2007 due primarily to capital expenditures made during the previous twelve months and to the two rental tool acquisitions closed in the third quarter of 2007.
     Operating Income. Consolidated operating income increased $107.7 million, or 48%, in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of increases at tubular services of $78.6 million, or 281%, and at well site services of $29.9 million, or 20%.
     Gain on Sale of Investment. We reported gains on the sales of investment of $6.2 million and $12.8 million in the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. In both periods, the sales related to our investment in Boots & Coots common stock and the larger gain in 2007 was primarily attributable to the larger number of shares sold in 2007 (See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q).
     Interest Expense and Interest Income. Net interest expense increased by $1.0 million, or 9%, in the first nine months of 2008 compared to the first nine months of 2007 due to higher debt levels partially offset by lower interest rates. The weighted average interest rate on the Company’s revolving credit facility was 4.1% in the first nine months of 2008 compared to 6.1% in the first nine months of 2007.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $1.1 million higher in the first nine months of 2008 than in the first nine months of 2007 primarily because of increased earnings from our investment in Boots & Coots, prior to the discontinuance of the equity method of accounting on June 30, 2008.
     Income Tax Expense. Our income tax provision for the first nine months of 2008 totaled $115.8 million, or 34.9% of pretax income, compared to $76.2 million, or 32.9% of pretax income, for the first nine months of 2007. Our tax rate was higher in the first nine months of 2008 than the comparable period in 2007 primarily due to greater proportionate U.S. income compared to our lower taxed Canadian and other foreign income and also due to recognition of additional U.S. taxable income related to our Canadian operations.
Liquidity and Capital Resources
     The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been materially impacted by the current credit environment. The Company is not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and has no exposure to commercial paper or auction rate securities markets. Management will continue to closely monitor the Company’s liquidity and the overall health of the credit markets. However, management cannot predict with any certainty the impact on the Company of any further disruption in the credit environment.
     Our primary liquidity needs are to fund capital expenditures, such as expanding our accommodations facilities, expanding and upgrading our manufacturing facilities and equipment, adding drilling rigs and increasing and replacing rental tool assets, funding new product development and general working capital needs. In addition, capital is needed to fund strategic business acquisitions. In the past, our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and proceeds from our $175 million convertible note offering in 2005.
     Cash totaling $305.8 million was provided by operations during the first nine months of 2008 compared to cash totaling $216.3 million provided by operations during the first nine months of 2007. During the first nine months of 2008, operating cash flow benefited from higher earnings levels. During 2007, $25.1 million was provided by working capital changes primarily due to a $52.9 million reduction in tubular services inventories in 2007, partially offset by other working capital increases.
     Cash was used in investing activities during the nine months ended September 30, 2008 and 2007 in the amount of $206.1 million and $242.9 million, respectively. Capital expenditures, including capitalized interest, totaled $206.7 million and $172.1 million during the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment particularly for accommodations investments made in support of Canadian oil sands development.
     In the nine months ended September 30, 2008, we spent cash of $29.8 million to acquire Christina Lake Lodge in Northern Alberta, Canada to expand our oil sands capacity in our well site services segment and to acquire a waterfront facility on the Houston ship channel for use in the offshore products segment. This compares to $102.2 million spent in the nine months ended September 30, 2007 to acquire two rental tool businesses.
     The cash consideration paid for all of our acquisitions in the period was funded utilizing our existing bank credit facility.
     We currently expect to spend an additional $72 million for capital expenditures during the fourth quarter of 2008 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and proceeds from borrowings under our revolving credit facilities. Although we are still evaluating the impact on the Company of the current credit crisis and decline in commodity prices, we expect that our capital expenditures in 2009 will be reduced apart from any opportunistic acquisitions or expansion projects. If there is a significant lessening in demand for our products and services as a result of extended declines in the actual and longer term expected price of oil and gas, we may see a further reduction in our own capital expenditures and lesser requirements for working capital, both of which could generate operating cash flow and liquidity compared to the prior period and offset reduced cash generated from operations excluding working capital changes. However, such an environment might also increase the availability of acquisitions which would draw on such liquidity.
     Net cash of $70.9 million was used in financing activities during the nine months ended September 30, 2008, primarily as a result of debt repayments. A total of $23.4 million was used in financing activities during the nine months ended September 30, 2007, primarily as a result of revolving credit facility borrowings paid down in 2007 and proceeds from stock option exercises partially offset by treasury stock purchases and other debt repayments.
     During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. Through September 30, 2008, a total of $84.5 million of our stock (2,869,932 shares), including $3.9 million (100,000 shares) which were purchased during the three months ended September 30, 2008, had been repurchased under this program, leaving a total of up to approximately $65.5 million remaining available under the program to make share repurchases. We will continue to evaluate future share repurchases in the context of allocating capital among other corporate opportunities including capital expenditures and acquisitions and in the context of current conditions in the credit and capital markets.
     On December 13, 2007, we entered into an Incremental Assumption Agreement (Agreement) with the lenders and other parties to our existing credit agreement dated as of October 30, 2003 (Credit Agreement) in order to exercise the accordion feature (Accordion) available under the Credit Agreement and extend maturity to December 5, 2011. The Accordion increased the total commitments under the Credit Agreement from $400 million to $500 million. In connection with the execution of the Agreement, the Total U.S. Commitments (as defined in the Credit Agreement) were increased from U.S. $300,000,000 to U.S. $325,000,000, and the Total Canadian Commitments (as defined in the Credit Agreement) were increased from U.S. $100,000,000 to U.S. $175,000,000. We currently have 11 lenders in our Credit Agreement with commitments ranging from $15 million to $102.5 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.
     As of September 30, 2008, we had $226.3 million outstanding under the Credit Facility and an additional $16.0 million of outstanding letters of credit, leaving $257.7 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.6 million. As of September 30, 2008, we had $1.7 million outstanding under these other facilities and an additional $1.3 million of outstanding letters of credit leaving $5.7 million available to be drawn under these facilities. Our total debt represented 24.5% of the total of debt and stockholders’ equity at September 30, 2008 compared to 31.2% at December 31, 2007 and 29.1% at September 30, 2007.
     As of September 30, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Notes (2 3/8% Notes) as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the September 30, 2008 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% notes of 31.496 multiplied by the Company's average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. Assuming all note holders presented their 2 3/8% Notes for conversion on October 1, 2008, the theoretical amount due all 2 3/8% note holders would be $132.2 million in cash. Subsequent to September 30, 2008, the Company's common stock has traded at a lower price range. Assuming a range of common stock average prices of $17.00 to $25.00, all 2 3/8% note holders would receive aggregate cash proceeds ranging from $93.7 million to $137.8 million. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods.  As of September 30, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder.  The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date in July 2012 of the 2 3/8% Notes and general market liquidity, among other factors.  In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there will be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. In addition to a reduction of debt balances and an increase to stockholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $3 million, $5 million, $6 million and $6 million for 2005, 2006, 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $7 million, $7 million, $8 million and $4 million for 2009, 2010, 2011 and 2012, respectively.
     We believe that cash from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months. We currently believe we could repay all of our outstanding indebtedness by their respective maturity dates using operating cash flow, if required. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, industry conditions, financial market conditions, general economic conditions and market perceptions of us and our industry. In addition, such additional debt service requirements could be based on higher interest paid and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.
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
     The assessment of impairment on long-lived assets, including goodwill, intangibles and investments in unconsolidated subsidiaries, is conducted whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. The determination of the amount of impairment, which is other than a temporary decline in value, would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether an other than temporary decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of September 30, 2008, we had floating rate obligations totaling approximately $228.0 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. Since the beginning of the third quarter of 2008, we have experienced an increase of approximately 1.5% to 2.0% in short-term interest rates that impact the cost of our borrowing due to increases in LIBOR rates which have occurred despite reductions to the Federal Funds rate. If the floating interest rate were to increase by 1% from September 30, 2008 levels, our consolidated interest expense would increase by a total of approximately $2.3 million annually.
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
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and, in other cases, we have indemnified the buyers of businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-K except for the additional risk factor below:
     Our Business is Subject to a Number of Economic Risks
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While, currently, these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. Although our total revenues remained strong for the third quarter of 2008, the current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant operations and could result in a decrease in or cancellation of orders included in our backlogs, lower demand for our products and services or adversely affect the collectability of receivables. Additionally, the current tightening of credit in financial markets could negatively impact our growth and cost of capital. Our business is also adversely affected when energy demand is lowered due to decreases in the general level of economic activity, such as decreases in business and consumer spending and travel, which results in lower energy prices, and therefore, less oilfield activity and lower demand for our products and services. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the British Pound and the Canadian Dollar and other currencies could also adversely affects our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries or their impact on our Company.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
     None

Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
July 1, 2008 – July 31, 2008	—	—	2,769,932	$69,357,141
August 1, 2008 – August 31, 2008	—	—	2,769,932	$69,357,141
September 1, 2008 - September 30, 2008	100,000	38.97	2,869,932	$65,459,901 (1)
Total	100,000	38.97	2,869,932	$65,459,901

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008. On January 11, 2008, an additional $50 million was approved for the repurchase program and the duration of the program was extended to December 31, 2009.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 21, 2008).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

Exhibit No.		Description
4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Commission on June 23, 2005 and July 13, 2005).

10.11D	—	Incremental Assumption Agreement, dated as of December 13, 2007, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12D to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OIL STATES INTERNATIONAL, INC.

Date: October 31, 2008	By	/s/ BRADLEY J. DODSON Bradley J. Dodson
Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)

Date: October 31, 2008	By	/s/ ROBERT W. HAMPTON Robert W. Hampton
Senior Vice President — Accounting and
Secretary (Duly Authorized Officer and
Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 21, 2008).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Commission on June 23, 2005 and July 13, 2005).

10.11D	—	Incremental Assumption Agreement, dated as of December 13, 2007, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12D to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.