Form 10-K
period 2008-12-31
OIL STATES INTERNATIONAL, INC
filed 2009-02-20
CIK 1121484

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Voting common stock (as of June 30, 2008)	$3,136,507,402

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of February 11, 2009	Common Stock, par value $.01 per share	49,501,436 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

Where, in any forward-looking statement, we, or our management, express an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our company:

•	the level of demand for and supply of oil and gas;

•	fluctuations in the prices of oil and gas;

•	the level of drilling and completion activity;

•	the level of offshore oil and gas developmental activities;

•	current recessionary economic conditions and the depth and duration of the recession;

•	our ability to find and retain skilled personnel;

•	the availability and cost of capital; and

•	the other factors identified under the caption “Risks Factors”,

Item 1.	Business

Our Company

Oil States International, Inc. (the Company or Oil States), through its subsidiaries, is a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. We operate in a substantial number of the world’s active oil and gas producing regions, including the Gulf of Mexico, U.S. onshore, West Africa, the North Sea, Canada, South America and Southeast and Central Asia. Our customers include many of the national oil companies, major and independent oil and gas companies and other oilfield service companies. We operate in three principal business segments — offshore products, tubular services and well site services — and have established a leadership position in certain of our product or service offerings in each segment.

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

In accordance with New York Stock Exchange (NYSE) Rules, on June 6, 2008, the Company filed the annual certification by our CEO that, as of the date of the certification, the Company was in compliance with the NYSE’s corporate governance listing standards.

Our Background

Oil States International, Inc. was originally incorporated in July 1995 and completed its initial public offering in February 2001. In July 2000, Oil States International, Inc., including its principal operating subsidiaries, Oil States Industries, Inc. (Oil States Industries), HWC Energy Services, Inc. (HWC), PTI Group Inc. (PTI) and Sooner Inc. (Sooner) entered into a Combination Agreement (the Combination Agreement) providing that, concurrently with the closing of our initial public offering, HWC, PTI and Sooner would merge with wholly owned subsidiaries of Oil States (the Combination). As a result, HWC, PTI and Sooner became wholly owned subsidiaries of the Company in February 2001. In this Annual Report on Form 10-K, references to the “Company” or to “we,” “us,” “our,” and similar terms are to Oil States International, Inc. and its subsidiaries following the Combination.

Our Business Strategy

We have in past years grown our business lines both organically and through strategic acquisitions. Our investments are focused in growth areas and on areas where we can expand market share and where we can achieve attractive returns. Currently, we see opportunities in the oil sands developments in Canada and in the expansion of our capabilities to manufacture and assemble deepwater capital equipment. Current economic conditions have led us to emphasize appropriate reductions in our capital spending and operating expenses consistent with the decline in demand for our services as producers curtail their drilling activity in response to reduced commodity price expectations. As part of our long-term growth strategy, we continue to review complementary acquisitions as well as capital expenditures to enhance our ability to increase cash flows from our existing assets. For additional discussion of our business strategy, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisitions and Capital Spending

Since the completion of our initial public offering in February 2001, we have completed 35 acquisitions for total consideration of $497.0 million. Acquisitions of other oilfield service businesses have been an important aspect of our growth strategy and plans to increase shareholder value. Our acquisition strategy has primarily been focused in the well site services segment where we have expanded our geographic locations and our product and service offerings, especially in our rental tool business line. This growth strategy has allowed us to leverage our existing and acquired product and service offerings in new geographic locations. We have also made strategic acquisitions in offshore products, tubular services and in other well site services business lines.

Capital spending since our initial public offering in February 2001 has totaled $857.1 million and has included both growth and maintenance capital expenditures in each of our businesses as follows: Accommodations — $402.8 million, Rental Tools — $193.4 million, Drilling and Other — $167.9 million, Offshore Products — $81.2 million, Tubular Services — $9.1 million and Corporate — $2.7 million.

In 2002 through 2004, we acquired 19 businesses for total consideration of $178.0 million. Each of the businesses acquired became part of our existing business segments and included rental tool companies, offshore products companies and product lines and a tubular distribution company.

In 2005, we completed nine acquisitions for total consideration of $158.6 million. In our well site services segment, we acquired a Wyoming based land drilling company, five related entities providing wellhead isolation equipment and services, and a Canadian manufacturer of work force accommodations. Our tubular services segment acquired a Texas based oil country tubular goods (OCTG) distributor, and our offshore products segment acquired a small product line.

In August 2006, we acquired three drilling rigs operating in West Texas for total consideration of $14.0 million. The rigs acquired, which are classified as part of our capital expenditures in 2006, were added to our existing West Texas drilling fleet in our drilling services business within the well site services segment.

In 2007, we acquired two rental tool businesses primarily providing well testing and flowback services and completion-related rental tools for total consideration of $112.8 million. The operations of these businesses have been included in the rental tools business within the well site services segment.

In 2008, we completed two acquisitions for total consideration of $29.9 million. In February 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., the owners of an accommodations lodge (Christina Lake Lodge) in the Conklin area of Alberta, Canada, for total consideration of $7.0 million. Christina Lake Lodge provides lodging and catering in the southern area of the oil sands region. The Christina Lake Lodge has been included in the accommodations business within the well site services segment since the date of acquisition. In February 2008, we also acquired a waterfront facility on the Houston ship channel for use in our offshore products segment for total consideration of $22.9 million. The new waterfront facility expanded our ability to manufacture, assemble, test and load out larger subsea production and drilling rig equipment thereby expanding our capabilities.

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

As a result of the closing of the transaction, we initially owned 45.6% of Boots & Coots. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature on September 1, 2010. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement. A shelf registration statement was finalized by Boots & Coots effective in the fourth quarter of 2006 and we sold shares in 2007 and 2008 as described below.

In April 2007, the Company sold, pursuant to a registration statement filed by Boots & Coots, 14,950,000 shares of Boots & Coots common stock that it owned for net proceeds of $29.4 million and, as a result, we recognized a net after tax gain of $8.4 million, or approximately $0.17 per diluted share, in the second quarter of 2007. After this sale of Boots & Coots shares and the sale of primary shares of stock directly by Boots & Coots in April 2007, our ownership interest in Boots & Coots was reduced to approximately 15%. The carrying value of the Company’s remaining investment in Boots & Coots common stock totaled $19.6 million as of December 31, 2007.

The Company sold an aggregate total of 11,512,137 shares of Boots & Coots common stock representing the remaining shares that it owned in a series of transactions during May, June and August of 2008. The sale of Boots & Coots common stock resulted in net proceeds of $27.4 million and a net after tax gain of $3.6 million, or approximately $0.07 per diluted share, in the twelve months ended December 31, 2008. The carrying value of the Company’s senior subordinated promissory notes receivable due from Boots & Coots was $21.2 million as of December 31, 2008 and is included in other non-current assets on the balance sheet. In February 2009, we received $21.2 million in cash from Boots & Coots in full payment of the senior subordinated promissory notes.

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

Our financial results reflect the cyclical nature of the oilfield services business. Since 2001, there have been periods of increasing and decreasing activity in each of our operating segments. The current sustained declines in oil and gas prices, particularly in combination with the constrained capital and credit markets and overall economic downturn, has resulted in a decline in activity by customers in each of our segments during the first quarter of 2009. For additional information on how each of our segments have responded to declines in oil and natural gas prices, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Well Site Services businesses, which are significantly affected by the North American rig count, saw increasing activity from 2004 through 2006, had relatively flat year-over-year activity in 2007 and again saw an overall increase in activity for the year 2008, but saw declines beginning in the fourth quarter of 2008 which have continued into 2009. Acquisitions and capital expenditures made in this segment have created growth opportunities. In addition, increased activity supporting oil sands developments in northern Alberta, Canada by our work force accommodations, catering and logistics business has had a positive impact on this segment’s overall trends.

Our Offshore Products segment, which is more influenced by deepwater development activity and rig and vessel construction and repair, experienced decreased activity during 2004; however, backlog increased significantly from 2004 to 2008, which resulted in improved operating results during 2005, 2006, 2007 and in 2008. However, new order activity slowed in the latter part of 2008.

Our Tubular Services business is influenced by U.S. drilling activity similar to our Well Site Services and has historically been our most cyclical business segment. In addition, during 2005 and 2008, this segment’s margins were positively affected in a significant manner by increasing prices for steel products, including the OCTG we sell. Prices for steel products remained comparatively stable during 2006, declined in 2007 and then increased in 2008. Subsequent to December 31, 2008, OCTG prices have weakened.

Well Site Services

Overview

During the year ended December 31, 2008, we generated approximately 33% of our revenue and 52% of our operating income, before corporate charges, from our Well Site Services segment. Our well site services segment includes a broad range of products and services that are used to establish and maintain the flow of oil and gas from a well throughout its lifecycle and to accommodate personnel in remote locations. Our operations include land drilling services, work force accommodations and associated services and rental tools. We use our fleet of drilling rigs, rental equipment and work force accommodation facilities to serve our customers at well sites and project development locations. Our products and services are used in both onshore and offshore applications throughout the exploration, development and production phases of a well’s life. Additionally, our work force accommodations and associated services are employed to support work forces in the oil sands and a variety of mining and related natural resource applications as well as forest fire fighting and disaster relief efforts.

Well Site Services Market

Demand for our drilling rigs, rental equipment and work force accommodations and associated services has historically been tied to the level of activity by oil and gas explorationists and producers. The primary driver for this activity is the price of oil and natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Demand for our workforce accommodations business has grown in recent years due to the increasing demand for accommodations to support workers in the oil sands region of Canada. However, full utilization of additional capacity as a result of our current and future expansions of our accommodations facilities will largely depend on continued oil sands developments. Because costs for production from oil sands may be substantially higher than costs to produce conventional crude oil, the recent decline in crude oil prices has made certain oil sands projects less profitable or uneconomic. If crude oil prices remain at their current levels or decline further, oil sands producers may cancel or delay plans to expand their facilities, as some oil sands producers have already done.

Products and Services

Drilling Services.  Our drilling services business is located in the United States and provides land drilling services for shallow to medium depth wells ranging from 1,500 to 12,500 feet. Drilling services are typically used during the exploration and development stages of a field. We have a total of 36 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 75,000 to 500,000 pounds, 12 of which were fabricated and/or assembled in our Odessa, Texas facility with components purchased from specialty vendors. Twenty-two of these drilling rigs are based in Odessa, Texas, ten are based in the Rocky Mountains region and four are based in Wooster, Ohio. Utilization increased from an average of 79.3% in 2007 to an average of 82.4% in 2008. On December 31, 2008, 61.1% of our rigs, or 22 rigs, were working or under contract. One additional rig was under construction in our facility in Odessa, Texas at December 31, 2008. Utilization has decreased in early 2009, and has been in the range of 35% to 45%.

We market our drilling services directly to a diverse customer base, consisting of major, independent and private oil and gas companies. Our largest customers in drilling services in 2008 included Apache Corporation and Occidental Petroleum Corporation. We contract on both footage and dayrate basis. Under a daywork drilling contract, the customer pays for certain costs that the Company would normally provide when drilling on a footage basis, and the customer assumes more risk than on a footage basis. Depending on market conditions and availability of drilling rigs, we will see changes in pricing, utilization and contract terms. The land drilling business is highly fragmented and our competition consists of a small number of large companies and many smaller companies.

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

Our rental equipment is primarily used during the completion and production stages of a well. As of December 31, 2008, we provided rental equipment at 72 distribution points throughout the United States, Canada, Mexico and Argentina. We are currently combining some of these distribution points in key markets where opportunities exist to streamline operations and market our equipment more effectively. We provide rental equipment on a daily rental basis with rates varying depending on the type of equipment and the length of time rented. In certain operations, we also provide service personnel in connection with the equipment rental. We own patents covering some of our rental tools, particularly, in our wellhead isolation equipment product line. Our customers in the rental equipment business include major, independent and private oil and gas companies and other large oilfield service companies. Competition in the rental tool business is widespread and includes many smaller companies, although we do compete with a small number of the larger oilfield service companies, who are also our customers for certain products and services.

Workforce Accommodations, Catering, Logistics and Modular Building Construction.  We are one of North America’s largest providers of integrated services providing accommodations for people working in remote locations. Our scalable modular facilities provide temporary and permanent workforce accommodations where traditional hotels and infrastructure are not accessible or cost effective. Once the facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics.

In addition to our large-scale lodge facilities, we offer a broad range of semi-permanent and mobile options to house workers in remote regions. Our fleet of temporary camps is designed to be deployed on short notice and can be relocated as a project site moves. Our temporary camps range in size from a 25 person drilling camp to a 2,000 person construction camp.

We own two manufacturing plants which specialize in the design, engineering, production, transportation and installation of a variety of portable modular buildings. We manufacture facilities to suit the climate, terrain and population of a specific project site.

Our workforce accommodations business is focused primarily in western and northern Canada, but also operates in the U.S. Rocky Mountain corridor (Wyoming, Colorado, Utah), Fayetteville Shale region of Arkansas and offshore locations in the Gulf of Mexico. In the past, we have also served companies operating in international markets including the Middle East, Europe, Asia and South America.

Our customers operate in a diverse mix of industries including primarily oil sands mining and development, and drilling, exploration and extraction of oil and gas. We also operate in other industries, but to a lesser extent, including pipeline construction, mining, forestry, humanitarian aid and disaster relief, and support for military operations. Our largest customers in the workforce accommodations market in 2008 were Suncor Energy, Inc. and Albian Sands Energy, Inc. Our primary competitors in Canada include Aramark Corporation, Compass Group PLC, ATCO Structures Limited, Black Diamond Income Fund and Horizon North Logistics, Inc.

To a significant extent, the Company’s recent capital expenditures have focused on opportunities in the oil sands region in northern Alberta. Since the beginning of 2005, we have spent $322.8 million, or 46.1%, of our total consolidated capital expenditures in our Canadian accommodations business. Most of these capital investments have been in support of oil sands developments, both for initial construction phases and ongoing operations. In addition, as conventional oil and gas drilling has decreased, we have shifted certain accommodations assets, formerly used in support of conventional drilling and mining activities, to support demand in the oil sands. Oil sands related accommodations revenues have increased from 32.9% of total accommodations revenues in 2005 to 67.7% in 2008.

Since mid year 2006, we have installed over 5,300 rooms in four of our major lodge properties supporting oil sands activities in northern Alberta. Our growth plan for this area of our business includes the expansion of these properties where we believe there is durable long-term demand. As of December 31, 2008, these company-owned properties include PTI Beaver River Executive Lodge (732 rooms), PTI Athabasca Lodge (1,537 rooms), PTI Wapasu Creek Lodge (2,702 rooms) and PTI Conklin Lodge (376 rooms). We are currently expanding the capacity of our PTI Wapasu Creek Lodge to 2,991 rooms in 2009.

Offshore Products

Overview

During the year ended December 31, 2008, we generated approximately 18% of our revenue and 22% of our operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture a number of cost-effective, technologically advanced products for the offshore energy industry. In addition, we have other lower margin products and services such as fabrication and inspection services. Our products and services are used in both shallow and deepwater producing regions and include flex-element technology, advanced connector systems, blow-out preventor stack integration and repair services, deepwater mooring and lifting systems, offshore equipment and installation services and subsea pipeline products. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England; Singapore and Thailand that support our offshore products segment.

Offshore Products Market

The market for our offshore products and services depends primarily upon development of infrastructure for offshore production activities, drilling rig refurbishments and upgrades and new rig and vessel construction. Demand for oil and gas and related drilling and production in offshore areas throughout the world, particularly in deeper water, will drive spending on these activities.

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

We design and build manufacturing and testing systems for many of our new products and services. These testing and manufacturing facilities enable us to provide reliable, technologically advanced products and services. Our Aberdeen facility provides structural testing for risers including full-scale product simulations.

Offshore Development and Drilling Activities.  We design, manufacture, fabricate, inspect, assemble, repair, test and market subsea equipment and offshore vessel and rig equipment. Our products are components of equipment used for the drilling and production of oil and gas wells on offshore fixed platforms and mobile production units, including floating platforms and floating production, storage and offloading (FPSO) vessels, and on other marine vessels, floating rigs and jack-ups. Our products and services include:

•	flexible bearings and connector products;

•	subsea pipeline products;

•	marine winches, mooring and lifting systems and rig equipment;

•	conductor casing connections and pipe;

•	drilling riser repair services;

•	blowout preventer stack assembly, integration, testing and repair services; and

•	other products and services.

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

Subsea Pipeline Products.  We design and manufacture a variety of fittings and connectors used in offshore oil and gas pipelines. Our products are used for new construction, maintenance and repair applications. New construction fittings include:

•	pipeline end manifolds, pipeline end terminals;

•	midline tie-in sleds;

•	forged steel Y-shaped connectors for joining two pipelines into one;

•	pressure-balanced safety joints for protecting pipelines and related equipment from anchor snags or a shifting sea-bottom;

•	electrical isolation joints; and

•	hot tap clamps that allow new pipelines to be joined into existing lines without interrupting the flow of petroleum product.

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

BOP Stack Assembly, Integration, Testing and Repair Services.  We design and fabricate lifting and protection frames and offer system integration of blow-out preventer stacks and subsea production trees. We can provide complete turnkey and design fabrication services. We also design and manufacture a variety of custom subsea equipment, such as riser flotation tank systems, guide bases, running tools and manifolds. In addition, we also offer blow-out preventer and drilling riser testing and repair services.

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

Our offshore products segment also produces a variety of products for use in applications other than in the offshore oil and gas industry. For example, we provide:

•	elastomer consumable downhole products for onshore drilling and production;

•	sound and vibration isolation equipment for the U.S. Navy submarine fleet;

•	metal-elastomeric FlexJoints® used in a variety of naval and marine applications; and

•	drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

Backlog.  Backlog in our offshore products segment was $362.1 million at December 31, 2008, compared to $362.2 million at December 31, 2007 and $349.3 million at December 31, 2006. We expect in excess of 85% of our backlog at December 31, 2008 to be completed in 2009. Our offshore products backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Although our backlog is an important indicator of future offshore products shipments and revenues, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

Regions of Operations

Our offshore products segment provides products and services to customers in the major offshore oil and gas producing regions of the world, including the Gulf of Mexico, West Africa, Azerbaijan, the North Sea, Brazil and Southeast Asia. We are currently expanding our capabilities in Southeast Asia by constructing a new facility in Singapore.

Customers and Competitors

We market our products and services to a broad customer base, including the direct end users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements.

Tubular Services

Overview

During the year ended December 31, 2008, we generated approximately 50% of our revenue and 26% of our operating income, before corporate charges, from our tubular services segment. Through this segment, we distribute

OCTG and provide associated OCTG finishing and logistics services to the oil and gas industry. OCTG consist of downhole casing and production tubing. Through our tubular services segment, we:

•	distribute a broad range of casing and tubing;

•	provide threading, remediation, logistical and inventory management services; and

•	offer e-commerce pricing, ordering, tracking and financial reporting capabilities.

We serve a customer base ranging from major oil and gas companies to small independents. Through our key relationships with more than 20 domestic and foreign manufacturers and related service providers and suppliers of OCTG, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants predominantly in the United States. The OCTG distribution market is highly fragmented and competitive, and is focused in the United States. We purchase tubular goods from a variety of sources. However, during 2008, we purchased from a single domestic supplier 58% of the total tubular goods we purchased and from three domestic suppliers approximately 75% of such tubular goods. Since the fourth quarter of 2008, we have reduced our forward purchase commitments for OCTG considering the decline in drilling activity.

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

A key indicator of domestic demand for OCTG is the aggregate footage of wells drilled onshore and offshore in the United States. The OCTG market is also affected by the level of inventories maintained by manufacturers, distributors and end users. Inventory on the ground, when at high levels, can cause tubular sales to lag a rig count increase due to inventory destocking. Demand for tubular products is positively impacted by increased drilling of deeper, horizontal and offshore wells. Deeper wells require incremental tubular footage and enhanced mechanical capabilities to ensure the integrity of the well. Premium tubulars are used in horizontal drilling to withstand the increased bending and compression loading associated with a horizontal well. Operators typically specify premium tubulars for the completion of offshore wells.

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

In this business, inventory management is critical to our success. We maintain on-the-ground inventory in approximately 60 yards located in the United States, giving us the flexibility to fill customer orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, which enables us to track our product shipments.

A-Z Terminal.  Our A-Z Terminal pipe maintenance and storage facility in Crosby, Texas is equipped to provide a full range of tubular services, giving us strong customer service capabilities. Our A-Z Terminal is on 109 acres, is an ISO 9001-certified facility, has a rail spur and more than 1,400 pipe racks and two double-ended thread lines. We have exclusive use of a permanent third-party inspection center within the facility. The facility also includes indoor chrome storage capability and patented pipe cleaning machines.

We offer services at our A-Z Terminal facility typically outsourced by other distributors, including the following: threading, inspection, cleaning, cutting, logistics, rig returns, installation of float equipment and non-destructive testing.

Other Facilities.  We also offer tubular services at our facilities in Midland and Godley, Texas and Searcy, Arkansas. Our Midland, Texas facility covers approximately 60 acres and has more than 400 pipe racks. Our Godley, Texas facility, which services the Barnett shale area, has approximately 60 pipe racks on approximately 27 developed acres and is serviced by a rail spur. Independent third party inspection companies operate within each of these facilities.

Tubular Products and Services Sales Arrangements.  We provide our tubular products and logistics services through a variety of arrangements, including spot market sales and alliances. We provide some of our tubular products and services to independent and major oil and gas companies under alliance or program arrangements. Although our alliances are generally not as profitable as the spot market and can be cancelled by the customer, they provide us with more stable and predictable revenues and an improved ability to forecast required inventory levels, which allows us to manage our inventory more efficiently.

Regions of Operations

Our tubular services segment provides tubular products and services principally to customers in the United States both for land and offshore applications. However, we also sell a small percentage for export worldwide.

Customers, Suppliers and Competitors

Our largest end-user customer in the tubular distribution market in 2008 was Chesapeake Energy Corporation. Our largest suppliers were U.S. Steel Group and Tenaris Global Services USA Corporation. Although we have a leading market share position in tubular services distribution, the market is highly fragmented. Our main competitors in tubular distribution are Premier Pipe L.P., McJunkin Red Man Corporation (formerly Red Man Pipe & Supply Co., Inc.), Bourland & Leverich Supply Company, L.C. and Pipeco Services.

Seasonality of Operations

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada, the Rocky Mountain region and the Gulf of Mexico. A portion of our Canadian work force accommodations, catering and logistics operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and sales of products and services in the second quarter. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. For example, during 2005, a significant disruption occurred in oil and gas drilling and production operations in the U.S. Gulf of Mexico due to damage inflicted by Hurricanes Katrina and Rita and, during 2008, from Hurricane Ike.

Employees

As of December 31, 2008, we had 6,983 full-time employees, 25% of whom are in our offshore products segment, 72% of whom are in our well site services segment, 2% of whom are in our tubular services segment and 1% of whom are in our corporate headquarters. We are party to collective bargaining agreements covering 1,150 employees located in Canada, the United Kingdom and Argentina as of December 31, 2008. We believe relations with our employees are good.

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

Our operations are subject to numerous foreign, federal, state and local environmental laws and regulations governing the release and/or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with applicable environmental laws and regulations. Further, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our consolidated financial statements. However, there can be no assurance that substantial costs for compliance or penalties for non-compliance will not be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities that we cannot currently quantify.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, many foreign nations, including Canada, have agreed to limit emissions of these gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” In December 2002, Canada ratified the Kyoto Protocol. The Kyoto Protocol requires Canada to reduce its emissions of greenhouse gases to 6% below 1990 levels by 2012. The implementation of the Kyoto Protocol in Canada is expected to affect the operation of all industries in Canada, including the oilfield service industry and its customers in the oil and natural gas industry. On April 26, 2007, the Government of Canada released its Action Plan to Reduce Greenhouse Gases and Air Pollution (the Action Plan) also known as ecoACTION which includes the regulatory framework for air emissions. This Action Plan covers not only large industry, but regulates the fuel efficiency of vehicles and strengthens energy standards for a number of products. On March 10, 2008, the Government of Canada released details of the Action Plan’s regulatory framework, which includes a requirement that all covered industrial sectors, including upstream oil and gas facilities meeting certain threshold requirement, reduce their emissions from 2006 levels by 18% by 2010. The Government of Canada is in the process of developing regulations to implement the Action Plan.

The Government of Canada and the Province of Alberta also released on January 31, 2008 the final report of the Canada-Alberta ecoENERGY Carbon Capture and Storage Task Force, which made several recommendations, including: (i) incorporating a role for carbon capture and storage in meeting emissions reductions goals; (ii) allocating new funding for carbon capture and storage projects through a competitive process; and (iii) clarifying regulatory jurisdiction and long-term liability issues associated with carbon capture and storage.

As precise details of the implementation of the Action Plan have not yet been finalized, the effect on our operations in Canada cannot be determined at this time. It is possible that already stringent air emissions regulations applicable to our operations and the operations of our customers in Canada will be replaced with even stricter requirements prior to 2012. These requirements could increase our and our customers’ cost of doing business, reduce the demand for the oil and gas our customers produce, and thus have an adverse effect on the demand for our products and services.

Although the United States is not participating in the Kyoto Protocol, the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions. President Obama has expressed support for legislation to restrict or regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. In 2007, the Western Climate Initiative, which is comprised of a number of Western states, including the state of Utah, and Canadian provinces issued a greenhouse gas reduction goal statement in which it announced a goal to collectively reduce regional greenhouse gas emissions to 15% below 2005 levels by 2020. Additionally, the state of New Mexico recently enacted greenhouse gas emissions reporting requirements.

Depending on the particular program, our customers could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from their operations or from combustion of fuels (such as oil or natural gas) they produce, prepare an inventory of their emissions, or pay a tax on their greenhouse gas emissions. A stringent greenhouse gas control program could have an adverse effect on our customers’ cost of doing business and could reduce demand for the oil and gas they produce and thus have an adverse affect on the demand for our products and services.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources (such as cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. New federal or state restrictions on emissions of carbon dioxide that may be imposed in areas of the United States in which we conduct business could also adversely affect our cost of doing business and demand for oil and gas and thus demand for our products and services.

Our operations outside of the United States are potentially subject to similar foreign governmental controls relating to protection of the environment. We believe that, to date, our operations outside of the United States have been in substantial compliance with existing requirements of these foreign governmental bodies and that such compliance has not had a material adverse effect on our operations. However, this trend of compliance may not continue in the future or the cost of such compliance may become material. For instance, any future restrictions on emissions of greenhouse gases that are imposed in foreign countries in which we operate, such as in Canada, pursuant to the Kyoto Protocol or other locally enforceable requirements could adversely affect demand for our services.

Item 1A.	Risk Factors

Our Business is Subject to a Number of Economic Risks

As widely reported, financial markets worldwide have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While, currently, these conditions have not impaired our ability to finance our operations, there can be no assurance that there will not be a further deterioration in financial markets. The global economy has slowed and there has been substantial uncertainty in the capital markets. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets and slowing economy adversely affects the ability of customers and suppliers to obtain financing for significant operations, has resulted in lower demand for our products and services, and could result in a decrease in or cancellation of orders included in our backlog and adversely affect the collectability of receivables. Additionally, the current tightening of credit in financial markets coupled with the slowing economy could negatively impact our ability to grow and cost of capital. Our business is also adversely affected when energy demand is lowered due to decreases in the general level of economic activity, such as decreases in business and consumer spending and travel, which results in lower energy prices, and therefore, less oilfield activity and lower demand for our products and services. These conditions could have an adverse effect on our operating results and the ability to recover our assets at their stated values. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the British Pound and the Canadian Dollar and other currencies could also adversely affect our results. Most of these events have occurred to some degree thus far in the current recession. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries or their ultimate impact on our Company.

Decreased oil and gas industry expenditure levels will adversely affect our results of operations.

Demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. If our customers’ expenditures decline, our business will suffer. The industry’s willingness to explore, develop and produce depends largely upon the availability of attractive drilling prospects and the prevailing view of future product prices. Prices for oil and natural gas have declined precipitously recently and are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. A sudden or long term decline in product pricing similar to what we are experiencing currently will materially adversely affect our results of operations. Any prolonged reduction in oil and natural gas prices will depress levels of exploration, development, and production activity, often reflected as reductions in rig counts. We have experienced a significant decline in utilization of our drilling rigs in late 2008 and thus far in 2009. Oil and gas prices have also declined from record highs reached in 2008. We currently expect that decreased energy prices and drilling will also negatively impact our other well site services businesses and tubular services business in 2009. Such lower activity levels are expected to materially adversely affect our revenue and profitability and could result in an impairment of our asset carrying values. Additionally, significant new regulatory requirements, including climate change legislation, could have an impact on the demand for and the cost of producing oil and gas. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

•	the level of drilling activity;

•	the level of production;

•	the levels of oil and gas inventories;

•	depletion rates;

•	the worldwide demand for oil and gas;

•	the expected cost of developing new reserves;

•	delays in major offshore and onshore oil and gas field development timetables;

•	the actual cost of finding and producing oil and gas;

•	the availability of attractive oil and gas field prospects which may be affected by governmental actions or environmental activists which may restrict drilling;

•	the availability of transportation infrastructure, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	global weather conditions and natural disasters;

•	worldwide economic activity including growth in underdeveloped countries, including China and India;

•	national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and gas exploration, production, refining or transportation assets;

•	the level of oil and gas production by non-OPEC countries;

•	the impact of armed hostilities involving one or more oil producing nations;

•	rapid technological change and the timing and extent of alternative energy sources, including liquefied natural gas (LNG) or other alternative fuels;

•	environmental regulation; and

•	domestic and foreign tax policies.

Our business may be adversely affected by extended periods of low oil prices or unsuccessful exploration results may decrease deepwater exploration and production activity or oil sands development and production in Canada.

Our offshore products segment depends on exploration and production expenditures in deepwater areas. Because deepwater projects are more capital intensive and take longer to generate first production than shallow water and onshore projects, the economic analyses conducted by exploration and production companies typically assume lower prices for production from such projects to determine economic viability over the long term. The economic analyses conducted by exploration and production companies for very large oil sands developments are similar to those performed for deepwater projects with respect to oil price assumptions. If crude oil prices remain at their current levels or decline further, oil sands producers may cancel or delay plans to expand their facilities, which would adversely impact demand for our well site services segment. For example, in November 2008, one of our customers announced the suspension of all activities associated with a development project in the Canadian oil sands during 2009 and amended its contract with us relating to the construction and rental of a 1,016 bed facility. For more information, see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Perceptions of longer-term lower oil prices by these companies can reduce or defer major expenditures given the long-term nature of many large scale development projects, which could adversely affect our revenues and profitability in our offshore products segment and our well site services segment.

Because the oil and gas industry is cyclical, our operating results may fluctuate.

Oil prices, which have dropped precipitously in the last six months after reaching historical highs, have been and are expected to remain volatile. This volatility causes oil and gas companies and drilling contractors to change their strategies and expenditure levels. We have experienced in the past, and expect to experience in 2009, significant fluctuations in operating results based on these changes.

The cyclical nature of our business and a severe prolonged downturn could negatively affect the value of our goodwill.

As of December 31, 2008, goodwill represented approximately 13% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards, which were effective January 1, 2002, require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders’ equity if circumstances, some of which are beyond our control, indicate that the carrying amount will not be recoverable. In the fourth quarter of 2008, we recognized an impairment of a portion of our goodwill totaling $85.6 million as a result of several factors affecting our tubular services and drilling reporting units. It is possible that we could recognize additional goodwill impairment charges if, among other factors:

•	global economic conditions deteriorate further than those conditions that existed at December 31, 2008;

•	the outlook for future profits and cash flow for any of our reporting units deteriorate as the result of many possible factors, including, but not limited to, increased or unanticipated competition, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;

•	costs of equity or debt capital increase further; or

•	valuations for comparable public companies or comparable acquisition valuations deteriorate further.

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

During 2008, we purchased from a single domestic supplier approximately 58% of the total tubular goods we distributed and purchased from three domestic suppliers approximately 75% of such tubular goods. We do not have contracts with all of these suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers were interrupted, our tubular services segment and our overall business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us would be material.

Our operations may suffer due to increased industry-wide capacity of certain types of equipment or assets.

The demand for and pricing of certain types of our assets and equipment, particularly our drilling rigs and some of our rental tool assets, is subject to the overall availability of such assets in the marketplace. If demand for our assets were to decrease, or to the extent that we and our competitors increase our fleets in excess of current demand, we may encounter decreased pricing or utilization for our assets and services, which could adversely impact our operations and profits. Currently, we are experiencing certain of these effects as demand has declined and pricing pressures have increased.

In addition, we have significantly increased our accommodations capacity in the oil sands region over the past four years based on our expectation for current and future customer demand for accommodations in the area. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, demand for our accommodations could decrease, negatively impacting the profitability of our well site services segment.

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

We do business in international jurisdictions whose political and regulatory environments and compliance regimes differ from those in the United States.

A portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 20% (6.4% excluding Canada) of our consolidated revenue in the year ended December 31, 2008. Risks associated with our operations in foreign areas include, but are not limited to:

•	war and civil disturbances or other risks that may limit or disrupt markets;

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange restrictions;

•	foreign currency fluctuations;

•	foreign taxation;

•	the inability to repatriate earnings or capital;

•	changing political conditions;

•	changing foreign and domestic monetary policies;

•	social, political, military and economic situations in foreign areas where we do business and the possibilities of war, other armed conflict or terrorist attacks; and

•	regional economic downturns.

Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete.

Our international business operations also include projects in countries where governmental corruption has been known to exist and where our competitors who are not subject to United States laws and regulations, such as the Foreign Corrupt Practices Act, can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that United States law and regulations prohibit us from using. For example, our non-U.S. competitors are not subject to the anti-bribery restrictions of the Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

Violations of these laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

We might be unable to employ a sufficient number of technical personnel.

Many of the products that we sell, especially in our offshore products segment, are complex and highly engineered and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize and enhance these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. During periods of increased activity, the demand for skilled workers is high, and the supply is limited. Through 2008, we have experienced high demand and increased wages for labor forces serving our well site services segment, notably in our accommodations business in Canada. We saw significant increases in the wages paid by competing employers resulting in increases in the wage rates that we paid. When these events occur, our cost structure increases and our growth potential could be impaired. Recently, with the decline in activity in the oil field service and manufacturing businesses generally, we are seeing less pressure on wages and improvement in our ability to attract and retain employees.

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

We expect to gain certain business, financial and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize the benefits of that. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition. Additional risks we could face in connection with acquisitions include:

•	retaining key employees of acquired businesses;

•	retaining and attracting new customers of acquired businesses;

•	increased administrative burden;

•	developing our sales and marketing capabilities;

•	managing our growth effectively;

•	potential impairment resulting from the overpayment for an acquisition;

•	integrating operations;

•	operating a new line of business; and

•	increased logistical problems common to large, expansive operations.

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have previously experienced. If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of foreign, U.S. federal, regional and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations and our customers’ operations;

•	increase other costs to our business;

•	impact overall drilling activity in the areas in which we operate; and

•	reduce the demand for our services.

Any adoption by U.S. federal or state governments mandating a substantial reduction in greenhouse gas emissions and implementation of the Kyoto Protocol by the Government of Canada could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See Item 1. Government Regulation for a more detailed description of our climate-change related risks.

We may not have adequate insurance for potential liabilities.

Our operations are subject to many hazards. We face the following risks under our insurance coverage:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination or terrorist attacks;

•	the dollar amount of any liabilities may exceed our policy limits;

•	the counterparties to our insurance contracts may pose credit risks; and

•	we may incur losses from interruption of our business that exceed our insurance coverage.

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

Our concentration of customers in one industry may impact overall exposure to credit risk.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

Our common stock price has been volatile.

The market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past, and we expect it to continue to remain highly volatile.

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

As is customary for our offshore products segment, we agree to provide products under fixed-price contracts, typically assuming responsibility for cost overruns. Our actual costs and any gross profit realized on these fixed-

price contracts may vary from the initially expected contract economics. There is inherent risk in the estimation process and including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices (including the price of steel) through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenues and earnings.

The revenues projected in our backlog may not be realized or, if realized, may not result in profits. Because of potential changes in the scope or schedule of our customers’ projects, we cannot predict with certainty when or if backlog will be realized. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flows.

Reductions in our backlog due to cancellation by a customer or for other reasons would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Some of the contracts in our backlog are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right upon cancellation to the total revenues reflected in our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada, the Rocky Mountain region and the Gulf of Mexico. A portion of our Canadian work force accommodations, catering and logistics operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and sales of products and services in the second and third quarters. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. For example, during 2005, a significant disruption occurred in oil and gas drilling and production operations in the U.S. Gulf of Mexico due to damage inflicted by Hurricanes Katrina and Rita and, during 2008, from Hurricane Ike.

Our oilfield operations involve a variety of operating hazards and risks that could cause losses.

Our operations are subject to the hazards inherent in the oilfield business. These include, but are not limited to, equipment defects, blowouts, explosions, fires, collisions, capsizing and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards as part of our ongoing business operations, we may agree to indemnify our customers against specific risks and liabilities. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

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

We are exposed to the credit risk of our customers and other counterparties, and a general increase in the nonpayment and nonperformance by counterparties could have an adverse impact on our cash flows, results of operations and financial condition.

Risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and insurers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In connection with the recent economic downturn, commodity prices have declined sharply, and the credit markets and availability of credit have been constrained. Additionally, many of our customers’ equity values have declined substantially. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our counterparties, either as a result of recent changes in financial and economic conditions or otherwise, could have an adverse impact on our operating results and could adversely affect our liquidity.

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

Employee and customer labor problems could adversely affect us.

We are party to collective bargaining agreements covering 1,074 employees in Canada, 60 employees in the United Kingdom and 16 employees in Argentina. In addition, our accommodations facilities serving oil sands development work in Northern Alberta, Canada house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the recent past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations.

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

The following table presents information about our principal properties and facilities. For a discussion about how each of our business segments utilizes its respective properties, please see “Item 1. Business.” Except as indicated below, we own all of these properties or facilities.

	Approximate
	Square
Location	Footage/Acreage	Description

United States:
Houston, Texas (lease)	15,829	Principal executive offices
Arlington, Texas	11,264	Offshore products business office
Arlington, Texas	36,770	Offshore products business office and warehouse
Arlington, Texas	55,853	Offshore products manufacturing facility
Arlington, Texas (lease)	63,272	Offshore products manufacturing facility
Arlington, Texas	44,780	Elastomer technology center for offshore products
Arlington, Texas	60,000	Molding and aerospace facilities for offshore products
Houston, Texas (lease)	52,000	Offshore products business office
Houston, Texas	25 acres	Offshore products manufacturing facility and yard
Houston, Texas	22 acres	Offshore products manufacturing facility and yard
Lampasas, Texas	48,500	Molding facility for offshore products
Lampasas, Texas (lease)	20,000	Warehouse for offshore products
Tulsa, Oklahoma	74,600	Molding facility for offshore products
Tulsa, Oklahoma (lease)	14,000	Molding facility for offshore products
Houma, Louisiana	40 acres	Offshore products manufacturing facility and yard
Houma, Louisiana (lease)	20,000	Offshore products manufacturing facility and yard
Houston, Texas (lease)	9,945	Tubular services business office
Tulsa, Oklahoma (lease)	11,955	Tubular services business office
Midland, Texas	60 acres	Tubular yard
Godley, Texas	31 acres	Tubular yard

	Approximate
	Square
Location	Footage/Acreage	Description

Crosby, Texas	109 acres	Tubular yard
Searcy, Arkansas	14 acres	Tubular yard
Belle Chasse, Louisiana (own and lease)	427,020	Accommodations manufacturing facility and yard for well site services
Odessa, Texas	22 acres	Office and warehouse in support of drilling operations for well site services
Wooster, Ohio (lease)	12,400	Office and warehouse in support of drilling operations
Casper, Wyoming	7 acres	Office, shop and yard in support of drilling operations
Billings, Montana (lease)	7 acres	Office, shop and yard in support of drilling operations
Alvin, Texas	36,150	Rental tool warehouse for well site services
Houston, Texas	60,000	Rental tool warehouse for well site services
Monahans, Texas (lease)	15 acres	Rental tool warehouse, shop and office for well site services
Oklahoma City, Oklahoma	4 acres	Rental tool warehouse, shop and office for well site services
Broussard, Louisiana	18,875	Rental tool warehouse for well site services
Canada:
Nisku, Alberta	8.58 acres	Accommodations manufacturing facility for well site services
Spruce Grove, Alberta	15,000	Accommodations facility and equipment yard for well site services
Grande Prairie, Alberta	14.69 acres	Accommodations facility and equipment yard for well site services
Grimshaw, Alberta (lease)	20 acres	Accommodations equipment yard for well site services
Edmonton, Alberta	33 acres	Accommodations manufacturing facility for well site services
Edmonton, Alberta (lease)	72,456	Accommodations office and warehouse for well site services
Edmonton, Alberta (lease)	16,130	Accommodations office for well site services
Fort McMurray, Alberta (lease)	128 acres	Accommodations facility for well site services
Fort McMurray, Alberta (lease)	80 acres	Accommodations facility for well site services
Fort McMurray, Alberta (lease)	135 acres	Accommodations facility for well site services
Fort McMurray, Alberta	45 acres	Accommodations facility for well site services
Other International:
Red Deer, Alberta	35,000	Rental tool business office for well site services site services
Aberdeen, Scotland (lease)	15 acres	Offshore products manufacturing facility and yard
Bathgate, Scotland	3 acres	Offshore products manufacturing facility and yard

Barrow-in-Furness, England (own and lease)	162,482	Offshore products service facility and yard
Singapore (lease)	141,747	Offshore products manufacturing facility
Macae, Brazil (lease)	6 acres	Offshore products manufacturing facility and yard
Rayong Province, Thailand (lease)	28,000	Offshore products service facility

We have six tubular sales offices and a total of 72 rental tool supply and distribution points throughout the United States, Canada, Mexico and Argentina. Most of these office locations are leased and provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our authorized common stock consists of 200,000,000 shares of common stock. There were 49,501,436 shares of common stock outstanding as of February 11, 2009, including 201,757 shares of common stock issuable upon exercise of exchangeable shares of one of our Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in the Combination Agreement, are intended to have characteristics essentially equivalent to our common stock prior to the exchange. For purposes of this Annual Report on Form 10-K, we have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. The approximate number of record holders of our common stock as of February 11, 2009 was 36. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. The closing price of our common stock on February 11, 2009 was $18.40 per share.

The following table sets forth the range of high and low sales prices of our common stock.

	Sales Price
	High	Low

2007:
First Quarter	32.65	26.92
Second Quarter	42.45	31.66
Third Quarter	48.72	36.22
Fourth Quarter	50.98	30.36
2008:
First Quarter	45.88	30.94
Second Quarter	64.37	44.42
Third Quarter	64.84	32.39
Fourth Quarter	35.35	14.72
2009:
First Quarter (through February 11, 2009)	22.50	17.00

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

PERFORMANCE GRAPH

The following performance graph and chart compare the cumulative total stockholder return on the Company’s common stock to the cumulative total return on the Standard & Poor’s 500 Stock Index and Philadelphia OSX Index, an index of oil and gas related companies which represent an industry composite of the Company’s peer group, for the period from December 31, 2003 to December 31, 2008. The graph and chart show the value at the dates indicated of $100 invested at December 31, 2003 and assume the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oil States International, Inc., The S&P 500 Index
And The PHLX Oil Service Sector Index

Oil States International — NYSE

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
OIL STATES INTERNATIONAL, INC.	$100.00	$138.38	$227.26	$231.21	$244.76	$134.07

S & P 500	100.00	110.88	116.33	134.70	142.10	89.53

PHLX OIL SERVICE SECTOR (OSX)	100.00	131.78	195.68	220.88	322.32	132.62

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Copyright © 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Cumulative Total
			Number of Shares	Approximate
			Purchased	Dollar Value of Shares
		Average Price	as Part of the	Remaining to be Purchased
	Total Number of	Paid	Share Repurchase	Under the Share Repurchase
Period	Shares Purchased	per Share	Program 1	Program

October 1, 2008 — October 31, 2008	—	—	2,869,932	$65,459,901

November 1, 2008 — November 30, 2008	253,713	$19.30	3,123,645	$60,563,083

December 1, 2008 — December 31, 2008	38,699	$16.54	3,162,344	$59,923,188

Total	292,412	$18.93	3,162,344	$59,923,188

(1)	During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, we announced the authorization of an additional $50.0 million and the extension of the program to August 31, 2008. On January 11, 2008, an additional $50 million was approved for the repurchase program and the duration of the program was extended to December 31, 2009. Through February 12, 2009, we have repurchased 3,162,344 shares of our common stock for $90.1 million under the repurchase program, leaving $59.9 million available for future share repurchases.

Item 6.	Selected Financial Data

The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2008. The following data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

and the Company’s financial statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statements of Operations Data:
Revenues	$2,948,457	$2,088,235	$1,923,357	$1,531,636	$971,012
Costs and Expenses:
Product costs, service and other costs	2,234,974	1,602,213	1,467,988	1,206,187	774,638
Selling, general and administrative	143,080	118,421	107,216	84,672	64,810
Depreciation and amortization	102,604	70,703	54,340	46,704	35,988
Impairment of goodwill	85,630	—	—	—	—
Other operating expense (income)	(1,586)	(888)	(4,124)	(488)	460

Operating income	383,755	297,786	297,937	194,561	95,116

Interest expense	(17,530)	(17,988)	(19,389)	(13,903)	(7,667)
Interest income	3,561	3,508	2,506	475	363
Equity in earnings of unconsolidated affiliates	4,035	3,350	7,148	1,276	361
Gain on sale of workover services business and resulting equity investment	6,160	12,774	11,250	—	—
Other income (expense)	(922)	928	2,195	98	595

Income before income taxes	379,059	300,358	301,647	182,507	88,768
Income tax expense(1)	(156,349)	(96,986)	(104,013)	(60,694)	(29,406)

Net income	$222,710	$203,372	$197,634	$121,813	$59,362

Net income per common share
Basic	$4.49	$4.11	$3.99	$2.47	$1.20

Diluted	$4.33	$3.99	$3.89	$2.41	$1.19

Average shares outstanding
Basic	49,622	49,500	49,519	49,344	49,329

Diluted	51,414	50,911	50,773	50,479	50,027

Other Data:
EBITDA, as defined(2)	$495,632	$385,541	$372,870	$242,639	$132,060
Capital expenditures, including capitalized interest	247,384	239,633	129,591	83,392	60,041
Acquisitions of businesses, net of cash acquired	29,835	103,143	99	147,608	80,806
Net cash provided by operating activities	257,464	247,899	137,367	33,398	97,167
Net cash used in investing activities, including capital expenditures	(246,094)	(310,836)	(114,248)	(229,881)	(137,713)
Net cash provided by (used in) financing activities	(1,666)	60,632	(11,201)	195,269	38,816

	At December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$30,199	$30,592	$28,396	$15,298	$19,740
Total current assets	1,237,484	865,667	783,989	663,744	435,184
Net property, plant and equipment	695,338	586,910	358,716	310,452	227,343
Total assets	2,299,247	1,929,626	1,571,094	1,342,872	933,612
Long-term debt and capital leases, excluding current portion	474,948	487,102	391,729	402,109	173,887
Total stockholders’ equity	1,218,993	1,084,827	839,836	633,984	530,024

(1)	Our effective tax rate was lowered by our net operating loss carry forwards in certain of the periods presented and increased in 2008 by the impairment of non-deductible goodwill.

(2)	The term EBITDA as defined consists of net income plus interest, taxes, depreciation and amortization. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. The Company has included EBITDA as defined as a supplemental disclosure because its management believes that EBITDA as defined provides useful information regarding its ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. The Company uses EBITDA as defined to compare and to monitor the performance of its business segments to other comparable public companies and as one of the primary measures to benchmark for the award of incentive compensation under its annual incentive compensation plan.

We believe that net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net income, as derived from our financial information (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004

Net income	$222,710	$203,372	$197,634	$121,813	$59,362
Depreciation and amortization	102,604	70,703	54,340	46,704	35,988
Interest expense, net	13,969	14,480	16,883	13,428	7,304
Income taxes	156,349	96,986	104,013	60,694	29,406

EBITDA, as defined	$495,632	$385,541	$372,870	$242,639	$132,060

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices except for our accommodations activities supporting oil sands developments which we believe are more tied to the long-term outlook for crude oil prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled and the level of OCTG inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations and associated services and rental tools. Demand for our drilling services is driven by land drilling activity in Texas, New Mexico, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in North America. Our accommodations business is conducted principally in Canada and its activity levels are currently being driven primarily by oil sands development activities in northern Alberta.

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

	Average Rig Count for
	Year Ended December 31,
	2008	2007	2006	2005	2004

U.S. Land	1,813	1,695	1,559	1,294	1,093
U.S. Offshore	65	73	90	89	97

Total U.S.	1,878	1,768	1,649	1,383	1,190
Canada	379	343	470	458	369

Total North America	2,257	2,111	2,119	1,841	1,559

The average North American rig count for the year ended December 31, 2008 increased by 146 rigs, or 6.9%, compared to the year ended December 31, 2007. However, the rig count began to decline in the fourth quarter of 2008 and has fallen precipitously in early 2009 with a current rig count of approximately 1,760 rigs in North America, including 1,339 in the U.S.

Our well site services segment results for the year 2008 benefited from capital spending, which aggregated $227.0 million in the twelve months ended December 31, 2008 in that segment and included $43.0 million invested in our drilling services business, $75.0 million in our rental tools business and $109.0 million invested in our accommodations business, primarily in support of oil sands development in Canada. In addition, well site services benefited from the acquisitions discussed below of two rental tool companies for aggregate consideration of $113.0 million in the third quarter of 2007 and, to a lesser degree, the acquisition of an accommodations lodge in the oil sands region of Canada for aggregate consideration of $7.0 million in the first quarter of 2008.

For the year 2008, the Canadian dollar was valued at an average exchange rate of U.S. $0.94. In January 2009, the value of the Canadian dollar has weakened to an average exchange rate of $0.82 and hit a low in January of $0.79. Weakening of the Canadian dollar negatively impacts the translation of future earnings generated from our Canadian subsidiaries.

Some operators in the oil sands region of Canada have announced delays or cancellations of upgrades and new construction projects. For example, in November 2008, one of our customers announced the suspension of all activities associated with a development project in the Canadian oil sands during 2009 and amended its contract with us relating to the construction and rental of a 1,016 bed facility. The contract amendment will benefit our short term results of operations; however, the suspension will delay or eliminate revenues expected from the long term operation of this customer’s facility. See Note 17 to the Consolidated Financial Statements. We believe the longer term prospects for oil sands developments remain sound and we currently believe, based on our customer contracts and commitments, that our existing oil sands accommodations facilities will remain well utilized during 2009.

In July and August 2007, we acquired two rental tool businesses for total consideration of approximately $113 million, which was funded primarily with borrowings under our bank credit facility. The acquired businesses provide well testing and flowback services and completion related rental tools in the U.S. market. The results of operations of the acquired businesses have been included in the rental tools business within the well site services segment since the date of acquisition. The rental tool business is expected to be negatively impacted in a material fashion by an industry wide reduction in drilling and completion activity. Since this equipment is highly mobile and, in many cases proprietary, we may be able to mitigate to some extent the effects of the downturn by moving equipment, as required, to one of our many rental tool locations in North America or, potentially, to foreign markets.

In 2008, we completed two acquisitions for total consideration of $29.9 million. In February 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., the owners of an accommodations lodge (Christina Lake Lodge) in the Conklin area of Alberta, Canada, for total consideration of $7.0 million. Christina Lake Lodge provides lodging and catering in the southern area of the oil sands region. The Christina Lake Lodge has been included in the accommodations business within the well site services segment since the date of acquisition. In February 2008, we also acquired a waterfront facility on the Houston ship channel for use in our offshore products segment for total consideration of $22.9 million. The new waterfront facility expanded our ability to manufacture, assemble, test and load out larger subsea production and drilling rig equipment thereby expanding our capabilities.

The major U.S. steel mills increased OCTG prices during 2008 because of high product demand, overall tight supplies and also in response to raw material and other cost increases. Given the tightness in OCTG supplies coupled with mill price increases and surcharges, our tubular services margins increased significantly in 2008. However, steel prices are declining on a global basis currently and industry inventories have increased significantly as the rig count has declined. We expect that these recent trends will have a material impact on OCTG pricing and, accordingly, on our revenues and margins realized during 2009 in the tubular services segment. These trends could also negatively impact the valuation of our OCTG inventory, potentially resulting in future lower of cost or market write-downs.

The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit and has contributed to factors causing worldwide recessionary conditions. U.S. inventory levels for natural gas have risen higher than expected during the 2008 summer injection season and reached full theoretical capacity at the end of the season as was the case in 2007. The uncertainty surrounding future economic activity levels, the tightening of credit availability and the substantially reduced cash flow of our customers have already resulted in significantly decreased activity levels for some of our businesses. Spending cuts have been announced by our customers as a result of reduced oil and gas price expectations and the U.S. and North American active rig count and future rig count forecasts have been reduced significantly. In addition, exploration and production expenditures will be constrained to the extent exploration and production companies are limited in their access to the credit markets as a result of disruption in the lending markets. We have experienced a significant decline in utilization of our drilling rigs in late 2008 and thus far in 2009. Oil and gas prices have also declined precipitously from record highs reached in 2008. We currently expect that decreased energy prices and drilling will also negatively impact our other well site services businesses and tubular services business in 2009. We considered these factors, among others, in assessing goodwill for potential impairment. As a result of our assessment, we wrote off a total of $85.6 million, or $79.8 million after tax, of goodwill in our tubular services and drilling reporting units in the fourth quarter of 2008. There is significant uncertainty in the marketplace concerning the depth and duration of the current economic and energy business downturn. The recession is expected to negatively impact the oilfield services sectors in which we operate and, correspondingly, our results.

We continue to monitor the effect that the financial crisis has had on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to estimate the effect on our Company. We plan to reduce our capital spending significantly in 2009 compared to 2008. We currently expect that 2009 capital expenditures will total $147.0 million compared to 2008 capital expenditures of $247.4 million. In our well site services segment, we continue to monitor industry capacity additions and make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we continue to focus on industry inventory levels, future drilling and completion activity and OCTG prices.

Consolidated Results of Operations (in millions)

	Year Ended
	December 31,
			Variance			Variance
			2008 vs. 2007			2007 vs. 2006
	2008	2007	$	%	2006	$	%

Revenues
Well Site Services —
Accommodations	$427.1	$312.8	$114.3	37%	$314.0	$(1.2)	0%
Rental Tools	355.8	260.4	95.4	37%	200.6	59.8	30%
Drilling and Other	177.4	143.2	34.2	24%	134.5	8.7	6%
Workover Services	—	—	—	—%	8.6	(8.6)	(100)%

Total Well Site Services	960.3	716.4	243.9	34%	657.7	58.7	9%
Offshore Products	528.2	527.8	0.4	0%	389.7	138.1	35%
Tubular Services	1,460.0	844.0	616.0	73%	876.0	(32.0)	(4)%

Total	$2,948.5	$2,088.2	$860.3	41%	$1,923.4	$164.8	9%

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services —
Accommodations	$245.6	$182.1	$63.5	35%	$208.6	$(26.5)	(13)%
Rental Tools	207.3	135.5	71.8	53%	94.4	41.1	44%
Drilling and Other	114.2	88.3	25.9	29%	69.1	19.2	28%
Workover Services	—	—	—	—%	5.3	(5.3)	(100)%

Total Well Site Services	567.1	405.9	161.2	40%	377.4	28.5	8%
Offshore Products	394.2	403.1	(8.9)	(2)%	293.9	109.2	37%
Tubular Services	1,273.7	793.2	480.5	61%	796.7	(3.5)	0%

Total	$2,235.0	$1,602.2	$632.8	39%	$1,468.0	$134.2	9%

Gross margin
Well Site Services —
Accommodations	$181.5	$130.7	$50.8	39%	$105.4	$25.3	24%
Rental Tools	148.5	124.9	23.6	19%	106.2	18.7	18%
Drilling and Other	63.2	54.9	8.3	15%	65.4	(10.5)	(16)%
Workover Services	—	—	—	—%	3.3	(3.3)	(100)%

Total Well Site Services	393.2	310.5	82.7	27%	280.3	30.2	11%
Offshore Products	134.0	124.7	9.3	7%	95.8	28.9	30%
Tubular Services	186.3	50.8	135.5	267%	79.3	(28.5)	(36)%

Total	$713.5	$486.0	$227.5	47%	$455.4	$30.6	7%

Gross margin as a percent of revenues
Well Site Services —
Accommodations	42%	42%			34%
Rental Tools	42%	48%			53%
Drilling and Other	36%	38%			49%
Workover Services	—%	—%			38%
Total Well Site Services	41%	43%			43%
Offshore Products	25%	24%			25%
Tubular Services	13%	6%			9%
Total	24%	23%			24%

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

We reported net income for the year ended December 31, 2008 of $222.7 million, or $4.33 per diluted share, as compared to $203.4 million, or $3.99 per diluted share, reported for the year ended December 31, 2007. Net income in 2008 included an after tax loss of $79.8 million, or approximately $1.55 per diluted share, on the impairment of goodwill in our tubular services and drilling reporting units. See Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Net income in 2008 also included an after tax gain of $3.6 million, or approximately $0.07 per diluted share, on the sale of 11.51 million shares of Boots & Coots common stock. Net income in 2007 included an after tax gain of $8.4 million, or $0.17 per diluted share, on the sale of 14.95 million shares of Boots & Coots common stock. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenues.  Consolidated revenues increased $860.3 million, or 41%, in 2008 compared to 2007.

Our well site services segment revenues increased $243.9 million, or 34%, in 2008 compared to 2007.

Our accommodations business reported revenues in 2008 that were $114.3 million, or 37%, above 2007 primarily because of the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada.

Our rental tools revenues increased $95.4 million, or 37%, in 2008 compared to 2007 primarily as a result of two acquisitions completed in the third quarter of 2007, capital additions made in both years, geographic expansion of our rental tool operations and increased rental tool utilization.

Our drilling and other revenues increased $34.2 million, or 24%, in 2008 compared to 2007 primarily as a result of an increased rig fleet size (three additional rigs) and higher dayrates. Our utilization averaged 82.4% during 2008 compared to 79.3% in 2007.

Our offshore products segment revenues were essentially flat at $528.2 million in 2008 compared to $527.8 million in 2007.

Tubular services segment revenues increased $616.0 million, or 73%, in 2008 compared to 2007 as a result of a 38.5% increase in average selling prices per ton due to a tight OCTG supply demand balance caused by higher drilling activity and lower overall industry inventory levels and a 24.9% increase in tons shipped.

Cost of Sales and Service.  Our consolidated cost of sales increased $632.8 million, or 39%, in 2008 compared to 2007 primarily as a result of increased cost of sales at tubular services of $480.5 million, or 61%, and at well site services of $161.2 million, or 40%. Our overall gross margin as a percent of revenues was relatively constant at 24% in 2008 compared to 23% in 2007.

Our well site services segment gross margin as a percent of revenues declined from 43% in 2007 to 41% in 2008. Our accommodations gross margin as a percent of revenues was 42% in both 2007 and 2008. Our rental tools cost of sales increased $71.8 million, or 53%, in 2008 compared to 2007 substantially due to the two acquisitions completed in the third quarter of 2007, increased revenues, higher rebillable third-party expenses, increased wages and cost increases for fuel, parts and supplies. The rental tool gross margin as a percent of revenues was 42% in 2008 compared to 48% in 2007 and declined due to a higher proportion of lower margin rebill revenue and the impact of the above mentioned cost increases.

Our drilling services cost of sales increased $25.9 million, or 29%, in 2008 compared to 2007 as a result of an increase in the number of rigs that we operate; however, our gross margin as a percent of revenue decreased from 38% in 2007 to 36% in 2008 as a result of increased wages and cost increases for repairs, supplies and other rig operating expenses.

Our offshore products segment cost of sales were relatively flat in 2008 compared to 2007, and coupled with relatively flat revenues year over year, resulting in gross margins as a percent of revenues of 25% in 2008 and 24% in 2007.

Tubular services segment cost of sales increased by $480.5 million, or 60.6%, as a result of higher tonnage shipped and higher pricing charged by the OCTG suppliers. Our tubular services gross margin as a percentage of revenues increased from 6% in 2007 to 13% in 2008.

Selling, General and Administrative Expenses.  SG&A increased $24.7 million, or 21%, in 2008 compared to 2007 due primarily to SG&A expense associated with acquisitions made in July and August of 2007, increased bonuses and equity compensation expense and an increase in headcount. SG&A was 4.9% of revenues in 2008 compared to 5.7% of revenues in 2007 as we successfully spread our S,G&A costs over our larger revenue base.

Depreciation and Amortization.  Depreciation and amortization expense increased $31.9 million, or 45%, in 2008 compared to 2007 due primarily to capital expenditures made during the previous twelve months and to the two rental tool acquisitions closed in the third quarter of 2007.

Impairment of Goodwill.  We recorded a goodwill impairment of $85.6 million, before tax, in 2008. The impairment was the result of our assessment of several factors affecting our tubular services and drilling reporting units. See Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Operating Income.  Consolidated operating income increased $86.0 million, or 29%, in 2008 compared to 2007 primarily as a result of increases at tubular services of $130.9 million, or 340%, and at well site services of $39.1 million, or 20%, which were partially offset by an $85.6 million pre-tax goodwill impairment charge recorded in the fourth quarter of 2008.

Gain on Sale of Investment.  We reported gains on the sales of investment of $6.2 million and $12.8 million in 2008 and 2007, respectively. In both periods, the sales related to our investment in Boots & Coots common stock and the larger gain in 2007 was primarily attributable to the larger number of shares sold in 2007. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Expense and Interest Income.  Net interest expense decreased by $0.5 million, or 3% in 2008 compared to 2007 due to lower interest rates partially offset by higher average debt levels. The weighted average interest rate on the Company’s revolving credit facility was 3.9% in 2008 compared to 6.0% in 2007. Interest income in 2006 through 2008 relates primarily to the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Equity in Earnings of Unconsolidated Affiliates.  Our equity in earnings of unconsolidated affiliates is $0.7 million higher in 2008 than in 2007 primarily because of increased earnings from our investment in Boots & Coots, prior to the discontinuance of the equity method of accounting on June 30, 2008.

Income Tax Expense.  Our income tax provision for the year ended December 31, 2008 totaled $156.3 million, or 41.2% of pretax income, compared to $97.0 million, or 32.3% of pretax income, for the year ended December 31, 2007. The higher effective tax rate was primarily due to the impairment of goodwill, the majority of which was not deductible for tax purposes.

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

Our well site services segment revenues increased $58.7 million, or 9%, in 2007 compared to 2006.

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

Our drilling and other revenues increased $8.7 million, or 6%, in 2007 compared to 2006 as a result of an increased rig fleet size (three additional rigs) and higher dayrates, partially offset by lower utilization in 2007. Our utilization declined from 90.0% in 2006 to 79.3% in 2007 due primarily to softness in demand in West Texas, the impact of industry capacity additions and extended holiday downtime in the fourth quarter. The sale of our workover services business in March 2006 caused an $8.6 million decrease in revenues in 2007 compared to 2006.

Our offshore products segment revenues increased $138.1 million, or 35%, due to increased deepwater development spending and capital equipment upgrades by our customers which increased demand for our products and services.

Tubular services segment revenues decreased $32.0 million, or 4%, in 2007 compared to 2006 as a result of a 4.6% decrease in average selling prices per ton of OCTG partially offset by a 1% increase in tons shipped.

Cost of Sales and Service.  Our consolidated cost of sales increased $134.2 million, or 9%, in 2007 compared to 2006 primarily as a result of an increase at offshore products of $109.2 million, or 37%. Our overall gross margin as a percent of revenues decreased to 23% in 2007 from 24% in 2006.

Our well site services segment gross margin as a percent of revenues was 43% in both 2007 and 2006. Our accommodations cost of sales decreased due to lower costs associated with fewer third party manufacturing projects in 2007 compared to 2006 and reduced activity in support of conventional Canadian drilling operations in 2007. Our accommodations gross margin as a percentage of revenues improved from 34% in 2006 to 42% in 2007 primarily because of capacity additions and economies of scale in our major oil sands lodges and lower manufacturing revenues, which generally earn lower margins than accommodations rentals or catering work.

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

Our offshore products segment cost of sales, on a percentage basis, increased approximately in line with the increase in offshore products revenues resulting in no change in the gross margin percentage for that segment.

Our tubular services segment gross margin as a percentage of revenues decreased from 9% to 6% in 2007 compared to 2006 primarily as a result of lower OCTG mill pricing and a more competitive tubular marketplace.

Selling, General and Administrative Expenses.  SG&A increased $11.2 million, or 10%, in 2007 compared to 2006 due primarily to SG&A expense associated with two acquisitions made in the third quarter of 2007, increased salaries, wages and benefits and an increase in headcount. SG&A was 5.7% of revenues in the 2007 compared to 5.6% of revenues in 2006.

Depreciation and Amortization.  Depreciation and amortization expense increased $16.4 million, or 30%, in 2007 compared to 2006 due primarily to capital expenditures made in 2006 and 2007.

Operating Income.  Consolidated operating income decreased $0.2 million, or 0.1%, in 2007 compared to 2006 primarily as a result of decreased tubular services operating income of $28.0 million, or 42%, which was partially offset by increases at offshore products of $26.5 million, or 47%, and at well site services of $2.5 million, or 1%.

Interest Expense and Interest Income.  Net interest expense decreased by $1.4 million, or 7% in 2007 compared to 2006 due to lower average debt levels. The weighted average interest rate on the Company’s revolving credit facility was 6.0% in 2007 compared to 6.2% in 2006. Interest income in 2007 and 2006 relates primarily to the subordinated notes receivable obtained in consideration for the sale of our hydraulic workover business. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions. To date, the Company’s liquidity has not been materially impacted by the current credit environment. The Company is not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and has no exposure to commercial paper or auction rate securities markets. Management will continue to closely monitor the Company’s liquidity and the overall health of the credit markets. However, management cannot predict with any certainty the direct impact on the Company of any further disruption in the credit environment, although the Company is seeing the negative impact that such disruptions are currently having on the energy market generally.

Our primary liquidity needs are to fund capital expenditures, which typically have included expanding our accommodations facilities, expanding and upgrading our manufacturing facilities and equipment, adding drilling rigs and increasing and replacing rental tool assets, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and proceeds from our $175 million convertible note offering in 2005. See Note 8 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Cash totaling $257.5 million was provided by operations during the year ended December 31, 2008 compared to cash totaling $247.9 million provided by operations during the year ended December 31, 2007. During 2008, $171.5 million was used to fund working capital, primarily for OCTG inventories in our tubular services segment due to increased volumes and prices paid. We have significantly reduced our forward OCTG purchase commitments beginning in the fourth quarter of 2008 and expect our OCTG inventory levels to decrease in 2009. During 2007, $15.9 million was used to fund working capital due primarily to growth in activity in our offshore products and Canadian accommodations segments. These increases in working capital were partially offset by a $70.0 million reduction in working capital for inventories in our tubular services segment in 2007.

Cash was used in investing activities during the years ended December 31, 2008 and 2007 in the amount of $246.1 million and $310.8 million, respectively. Capital expenditures, including capitalized interest, totaled $247.4 million and $239.6 million during the years ended December 31, 2008 and 2007, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment, particularly for accommodations investments made in support of Canadian oil sands development. Net proceeds from the sale of Boots & Coots common stock totaled $27.4 million and $29.4 million during the years ended December 31, 2008 and 2007, respectively. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2008, we spent cash of $29.8 million to acquire Christina Lake Lodge in Northern Alberta, Canada to expand our oil sands capacity in our well site services segment and to acquire a waterfront facility on the Houston ship channel for use in the offshore products segment. This compares to $103.1 million spent, net of cash acquired, during the year ended December 31, 2007 to acquire two rental tool businesses.

The cash consideration paid for all of our acquisitions in the period was funded utilizing our existing bank credit facility.

We plan to significantly reduce our capital spending in 2009 compared to 2008. We currently expect to spend a total of approximately $147 million for capital expenditures during 2009 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions or expansion projects, which the Company expects to pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company. If there is a significant decrease in demand for our products and services as a result of further declines in the actual and longer term expected price of oil and gas, we may further reduce our capital expenditures and have reduced requirements for working capital, both of which would increase operating cash flow and liquidity. However, such an environment might also increase the availability of attractive acquisitions which would draw on such liquidity.

We believe that cash from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs in 2009. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing, which will be affected by prevailing conditions in our industry, the economy and in the financial markets and other financial, business factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Net cash of $1.7 million was used in financing activities during the year ended December 31, 2008, primarily as a result of treasury stock purchases partially offset by other financing activities. A total of $60.6 million was provided by financing activities during the year ended December 31, 2007, primarily as a result of revolving credit borrowings to fund acquisitions and capital expenditures partially offset by treasury stock purchases.

Stock Repurchase Program.  During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50.0 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. Through February 12, 2009, a total of $90.1 million of our stock (3,162,344 shares), has been repurchased under this program, leaving a total of up to approximately $59.9 million remaining available under the program to make share repurchases. We will continue to evaluate future share repurchases in the context of allocating capital among other corporate opportunities including capital expenditures and acquisitions and in the context of current conditions in the credit and capital markets.

Credit Facility.  On December 13, 2007, we entered into an Incremental Assumption Agreement (Agreement) with the lenders and other parties to our existing credit agreement dated as of October 30, 2003 (Credit Agreement) in order to exercise the accordion feature (Accordion) available under the Credit Agreement and extend maturity to December 5, 2011. The Accordion increased the total commitments under the Credit Agreement from $400 million to $500 million. In connection with the execution of the Agreement, the Total U.S. Commitments (as defined in the Credit Agreement) were increased from U.S. $300 million to U.S. $325 million, and the Total Canadian Commitments (as defined in the Credit Agreement) were increased from U.S. $100 million to U.S. $175 million. We currently have 11 lenders in our Credit Agreement with commitments ranging from $15 million to $102.5 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.

The Credit Agreement, which governs our credit facility, contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt, to consolidated EBITDA of no greater than 3.25 to 1.0 in 2009 and 3.0 to 1.0 thereafter. Each of the factors considered in the calculations of ratios are defined in the Credit Agreement. EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of December 31, 2008, we were in compliance with our debt covenants and expect to continue to be in compliance during 2009. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. During the year 2008, our applicable margin over LIBOR ranged from 0.5% to 0.75% and it was 0.5% as of December 31, 2008. Our weighted average interest rate paid under the Credit Agreement was 3.9% during the year ended December 31, 2008 and 6.0% for the year ended December 31, 2007.

As of December 31, 2008, we had $287.2 million outstanding under the Credit Agreement and an additional $16.8 million of outstanding letters of credit, leaving $196.0 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $7.9 million. As of December 31, 2008, we had $4.2 million outstanding under these other facilities and an additional $1.1 million of outstanding letters of credit leaving $2.6 million available to be drawn under these facilities. Our total debt represented 28.2% of our total debt and shareholder’s equity at December 31, 2008 compared to 31.2% at December 31, 2007.

Contingent Convertible Notes.  In June 2005, we sold $175 million aggregate principal amount of 2 3/8% contingent convertible notes due 2025. The notes provide for a net share settlement, and therefore may be convertible, under certain circumstances, into a combination of cash, up to the principal amount of the notes, and common stock of the company, if there is any excess above the principal amount of the notes, at an initial conversion price of $31.75 per share. Shares underlying the notes were included in the calculation of diluted earnings per share during the year because our stock price exceeded the initial conversion price of $31.75 during the period. The terms of the notes require that our stock price in any quarter, for any period prior to July 1, 2023, be above 120% of the initial conversion price (or $38.10 per share) for at least 20 trading days in a defined period before the notes are convertible. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. For a more detailed description of our 2 3/8% contingent convertible notes, please see Note 8 to the Consolidated Financial Statements included in this annual report on Form 10-K.

As of December 31, 2008, we have classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Notes (2 3/8% Notes) as a noncurrent liability because certain contingent conversion thresholds based on the Company’s stock price were not met at that date and, as a result, note holders could not present their notes for conversion during the quarter following the December 31, 2008 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of December 31, 2008, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date in July 2012 of the 2 3/8% Notes and general market liquidity, among other factors. In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. In addition to a reduction of debt balances and an increase to stockholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $3 million, $5 million, $6 million and $6 million for 2005, 2006, 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $7 million, $7 million, $8 million and $4 million for 2009, 2010, 2011 and 2012, respectively. As of January 1, 2009, the amortized balance of the 2 3/8% Notes will be $149.1 million.

Contractual Cash Obligations.  The following summarizes our contractual obligations at December 31, 2008 (in thousands):

		Due in Less	Due in	Due in	Due After
December 31, 2008	Total	than 1 year	1-3 years	3 - 5 years	5 years

Contractual obligations:
Total debt, including capital leases(1)	$479,891	$4,943	$292,289	$175,703	$6,956
Non-cancelable operating leases	25,604	6,499	8,420	5,315	5,370
Purchase obligations	441,308	441,308	—	—	—

Total contractual cash obligations	$946,803	$452,750	$300,709	$181,018	$12,326

(1)	Excludes interest on debt.

Our debt obligations at December 31, 2008 are included in our consolidated balance sheet, which is a part of our consolidated financial statements included in this Annual Report on Form 10-K. We have assumed the redemption of our 2 3/8% Contingent Convertible Notes due in 2025 at the note holders’ first optional redemption date in 2012. We have not entered into any material leases subsequent to December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Tax Matters

Our primary deferred tax assets at December 31, 2008, are related to employee benefit costs for our Equity Participation Plan, deductible goodwill and $15 million in available federal net operating loss carryforwards, or regular tax NOLs, as of that date. The regular tax NOLs will expire in varying amounts during the years 2010 through 2011 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the available regular tax NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. We currently believe that substantially all of our regular tax NOLs will be utilized. The Company has utilized all federal alternative minimum tax net operating loss carryforwards.

Our income tax provision for the year ended December 31, 2008 totaled $156.3 million, or 41.2% of pretax income. The higher effective tax rate was primarily due to the impairment of goodwill, the majority of which was not deductible for tax purposes. During the year ended December 31, 2008, the Company recognized a tax benefit triggered by employee exercises of stock options totaling $3.4 million. Such benefit, which lowered cash paid for taxes, was credited to additional paid-in capital. Our income tax provision for the year ended December 31, 2007 totaled $97.0 million, or 32.3% of pretax income.

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

Accounting for Contingencies

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

Tangible and Intangible Assets, including Goodwill

Our goodwill totals $305.4 million, or 13.3%, of our total assets, as of December 31, 2008. The assessment of impairment on long-lived assets, intangibles and investments in unconsolidated subsidiaries, is conducted whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. The determination of the amount of impairment, would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether an other than temporary decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

On an annual basis in December, we review each reporting unit, as defined in FASB Statement No. 142 — Goodwill and Other Intangible Assets (FAS #142), to assess goodwill for potential impairment. Our reporting units include accommodations, rental tools, drilling, offshore products and tubular services. As part of the goodwill impairment analysis, we estimate the implied fair value of each reporting unit (IFV) and compare the IFV to the carrying value of such unit (the Carrying Value). Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process. In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. We utilized, depending on circumstances, trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables to estimate the IFV. The IFV of our reporting units is affected by future oil and gas prices, anticipated spending by our customers, and the cost of capital. If the carrying amount of a reporting unit exceeds its IFV, goodwill is considered impaired, and additional analysis in accordance with FAS #142 is conducted to determine the amount of impairment, if any.

As part of our process to assess goodwill for impairment, we also compare the total market capitalization of the Company to the sum of the IFV’s of all of our reporting units to assess the reasonableness of the IFV’s in the aggregate.

Revenue and Cost Recognition

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

Valuation Allowances

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

Estimation of Useful Lives

The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

Stock Based Compensation

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

Income Taxes

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. In addition to a reduction of debt balances and an increase to stockholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $3 million, $5 million, $6 million and $6 million for 2005, 2006, 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $7 million, $7 million, $8 million and $4 million for 2009, 2010, 2011 and 2012, respectively. As of January 1, 2009, the amortized balance of the 2 3/8% Notes will be $149.1 million.

See also Note 10 — Income Taxes for a discussion of the FASB’s Interpretation No. 48 — Accounting for Uncertainty in Income Taxes.

ITEM 7A.	Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of December 31, 2008, we had floating rate obligations totaling approximately $291.4 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2008 levels, our consolidated interest expense would increase by a total of approximately $2.9 million annually.

Foreign Currency Exchange Rate Risk.  Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2008, our realized foreign exchange gains were $1.6 million and are included in other operating expense (income) in the consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data of the Company appear on pages 52 through 84 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 15 to our Consolidated Financial Statements, which is incorporated herein by reference.

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

(i)	Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive

Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.

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

The Company’s management report on internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page 53 and is incorporated herein by reference.

(b)	Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on Pages 54 and 55 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

During the Company’s fourth fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported on a Form 8-K during such time.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

(1) Information concerning directors, including the Company’s audit committee financial expert, appears in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, under “Election of Directors.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

(2) Information with respect to executive officers appears in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, under “Executive Officers of the Registrant.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

(3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appear in the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading “Fees Paid to Ernst & Young LLP” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 52 of this Annual Report on Form 10-K.

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

(b) Index of Exhibits

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
3.2	—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 21, 2008).
3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).
4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

Exhibit No.			Description

4.5		—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.6		—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).
10.1		—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.2		—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.3		—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.4		—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.5**	—	2001 Equity Participation Plan as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).
10	.6**	—	Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).
10	.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.8**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.9**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10	.10**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.11		—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)
10	.11A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).

Exhibit No.			Description

10	.11B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.11C	—	Amendment No. 2, dated as of December 5, 2006, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12C to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2006).
10	.11D	—	Incremental Assumption Agreement, dated as of December 13, 2007, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12D to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007).
10	.12**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004).
10	.13**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.14**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.15**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on November 15, 2006).
10	.16**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K as filed with the Commission on May 24, 2005).
10	.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005).
10	.18**	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 22.2 to the Company’s Report of Form 8-K, as filed with the Commission on May 24, 2005).
10	.19**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 3, 2006).
10	.20**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Ron R. Green) effective May 17, 2007.
10	.21**,*	—	Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009.
10	.22**,*	—	Amendment to the Executive Agreement of Bradley Dodson, effective January 1, 2009.
10	.23**,*	—	Amendment to the Executive Agreement of Howard Hughes, effective January 1, 2009.
10	.24**,*	—	Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009.
10	.25**,*	—	Amendment to the Executive Agreement of Ron Green, effective January 1, 2009.

Exhibit No.			Description

10	.26**,*	—	Amendment to the Executive Agreement of Robert Hampton, effective January 1, 2009.
21	.1*	—	List of subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24	.1*		Powers of Attorney for Directors.
31	.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31	.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32	.1***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
32	.2***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

By	/s/ CINDY B. TAYLOR
Cindy B. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 20, 2009.

Signature		Title

STEPHEN A. WELLS* Stephen A. Wells*		Chairman of the Board

/s/ CINDY B. TAYLOR Cindy B. Taylor		Director, President & Chief Executive Officer (Principal Executive Officer)

/s/ BRADLEY J. DODSON Bradley J. Dodson		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ROBERT W. HAMPTON Robert W. Hampton		Senior Vice President — Accounting and Corporate Secretary (Principal Accounting Officer)

/s/ MARTIN LAMBERT* Martin Lambert*		Director

/s/ S. JAMES NELSON, JR.* S. James Nelson, Jr.*		Director

/s/ MARK G. PAPA* Mark G. Papa*		Director

/s/ GARY L. ROSENTHAL* Gary L. Rosenthal*		Director

/s/ CHRISTOPHER T. SEAVER* Christopher T. Seaver*		Director

/s/ DOUGLAS E. SWANSON* Douglas E. Swanson*		Director

/s/ WILLIAM T. VAN KLEEF* William T. Van Kleef*		Director

*By:	/s/ BRADLEY J. DODSON Bradley J. Dodson, pursuant to a power of attorney filed as Exhibit 24.1 to this Annual Report on Form 10-K

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

Oil States International, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Oil States International, Inc.’s independent registered public accounting firm has audited the Company’s internal control over financial reporting. This report appears on Page 55.

OIL STATES INTERNATIONAL, INC.

Houston, Texas

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2009

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited Oil States International, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 18, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2009

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Product	$1,874,262	$1,280,235	$1,232,149
Service and other	1,074,195	808,000	691,208

	2,948,457	2,088,235	1,923,357

Costs and expenses:
Product costs	1,594,139	1,135,354	1,082,379
Service and other costs	640,835	466,859	385,609
Selling, general and administrative expenses	143,080	118,421	107,216
Depreciation and amortization expense	102,604	70,703	54,340
Impairment of goodwill	85,630	—	—
Other operating income	(1,586)	(888)	(4,124)

	2,564,702	1,790,449	1,625,420

Operating income	383,755	297,786	297,937
Interest expense	(17,530)	(17,988)	(19,389)
Interest income	3,561	3,508	2,506
Equity in earnings of unconsolidated affiliates	4,035	3,350	7,148
Gains on sale of workover services business and resulting equity investment	6,160	12,774	11,250
Other income / (expense)	(922)	928	2,195

Income before income taxes	379,059	300,358	301,647
Income tax provision	(156,349)	(96,986)	(104,013)

Net income attributable to common shares	$222,710	$203,372	$197,634

Basic net income per share	$4.49	$4.11	$3.99
Diluted net income per share	$4.33	$3.99	$3.89
Weighted average number of common shares outstanding (in thousands):
Basic	49,622	49,500	49,519
Diluted	51,414	50,911	50,773

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$30,199	$30,592
Accounts receivable, net	575,982	450,153
Inventories, net	612,488	349,347
Prepaid expenses and other current assets	18,815	35,575

Total current assets	1,237,484	865,667
Property, plant and equipment, net	695,338	586,910
Goodwill, net	305,441	391,644
Investments in unconsolidated affiliates	5,899	24,778
Other noncurrent assets	55,085	60,627

Total assets	$2,299,247	$1,929,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$371,789	$239,119
Income taxes	52,546	43
Current portion of long-term debt	4,943	4,718
Deferred revenue	105,640	60,910
Other current liabilities	1,587	121

Total current liabilities	536,505	304,911
Long-term debt	474,948	487,102
Deferred income taxes	55,646	40,550
Other noncurrent liabilities	13,155	12,236

Total liabilities	1,080,254	844,799
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 49,500,708 shares and 49,392,106 shares issued and outstanding, respectively	526	522
Additional paid-in capital	425,284	402,091
Retained earnings	913,423	690,713
Accumulated other comprehensive income (loss)	(28,409)	73,036
Common stock held in treasury at cost, 3,206,645 and 2,814,302 shares, respectively	(91,831)	(81,535)

Total stockholders’ equity	1,218,993	1,084,827

Total liabilities and stockholders’ equity	$2,299,247	$1,929,626

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Comprehensive	Income	Treasury
	Stock	Capital	Earnings	Income	(Loss)	Stock

Balance, December 31, 2005	$504	$350,667	$289,993		$23,137	$(30,317)
Net income			197,634	$197,634
Currency translation adjustment				7,016	7,016
Other comprehensive income				30	30

Comprehensive income				$204,680

Exercise of stock options, including tax benefit	7	13,494
Amortization of restricted stock compensation		1,949
Restricted stock award		140				(303)

Stock option expense		5,647
Stock acquired for cash						(19,970)
Stock sold in deferred compensation plan		146				62

Balance, December 31, 2006	$511	$372,043	$487,627		$30,183	$(50,528)
Net income			203,372	$203,372
Currency translation adjustment				42,340	42,340
Other comprehensive income				513	513

Comprehensive income				$246,225

Exercise of stock options, including tax benefit	10	21,913
Amortization of restricted stock compensation		2,959
Restricted stock award	1	(1)				(405)
Stock option expense		5,011
Stock acquired for cash						(30,673)
Stock sold in deferred compensation plan		166				71
Fin 48 adjustment			(286)

Balance, December 31, 2007	$522	$402,091	$690,713		$73,036	$(81,535)
Net income			222,710	$222,710
Currency translation adjustment				(101,365)	(101,365)
Unrealized gain on marketable securities, net of tax (see Note 7)				2,028	2,028
Reclassification adjustment, net of tax (see Note 7)				(2,028)	(2,028)
Other comprehensive loss				(80)	(80)

Comprehensive income				$121,265

Exercise of stock options, including tax benefit	4	12,292
Amortization of restricted stock compensation		5,371
Restricted stock award						(863)
Stock option expense		5,537
Stock acquired for cash						(9,434)
Stock sold in deferred compensation plan		4				1
SEC stock issuance fee		(11)

Balance, December 31, 2008	$526	$425,284	$913,423		$(28,409)	$(91,831)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$222,710	$203,372	$197,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,604	70,703	54,340
Deferred income tax provision	15,890	6,802	755
Excess tax benefits from share-based payment arrangements	(3,429)	(8,127)	(5,007)
Non-cash gain on sale of workover services business	—	—	(11,250)
Loss on impairment of goodwill	85,630	—	—
Gains on sale of investment and disposals of assets	(6,270)	(14,883)	(7,707)
Equity in earnings of unconsolidated subsidiaries	(2,983)	(2,973)	(7,148)
Non-cash compensation charge	10,908	7,970	7,595
Other, net	3,928	951	3,288
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(155,897)	(68,080)	(88,429)
Inventories	(281,971)	43,186	(22,569)
Accounts payable and accrued liabilities	143,479	34,806	(18,593)
Taxes payable	66,616	(7,199)	11,621
Other current assets and liabilities, net	56,249	(18,629)	22,837

Net cash flows provided by operating activities	257,464	247,899	137,367
Cash flows from investing activities:
Capital expenditures, including capitalized interest	(247,384)	(239,633)	(129,090)
Acquisitions of businesses, net of cash acquired	(29,835)	(103,143)	(99)
Cash balances of workover services business sold	—	—	(4,366)
Proceeds from sale of investment	27,381	29,354	—
Proceeds from sale of buildings and equipment	4,390	3,861	20,907
Other, net	(646)	(1,275)	(1,600)

Net cash flows used in investing activities	(246,094)	(310,836)	(114,248)
Cash flows from financing activities:
Revolving credit borrowings (repayments)	1,474	81,798	(6,617)
Debt repayments	(4,960)	(6,972)	(2,284)
Issuance of common stock	8,868	13,796	8,509
Purchase of treasury stock	(9,563)	(35,458)	(15,056)
Excess tax benefits from share based payment arrangements	3,429	8,127	5,007
Payment of financing costs	(39)	(255)	(580)
Other, net	(875)	(404)	(180)

Net cash flows provided by (used in) financing activities	(1,666)	60,632	(11,201)
Effect of exchange rate changes on cash	(9,802)	5,018	1,350

Net increase (decrease) in cash and cash equivalents from continuing operations	(98)	2,713	13,268
Net cash used in discontinued operations — operating activities	(295)	(517)	(170)
Cash and cash equivalents, beginning of year	30,592	28,396	15,298

Cash and cash equivalents, end of year	$30,199	$30,592	$28,396

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The Company, through its subsidiaries, is a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. It operates in a substantial number of the world’s active oil and gas producing regions, including the Gulf of Mexico, U.S. onshore, West Africa, the North Sea, Canada, South America and Southeast Asia. The Company operates in three principal business segments — well site services, offshore products and tubular services. The Company’s well site services segment includes the accommodations, rental tools and drilling services businesses.

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

The fair value of our 2 3/8% contingent convertible senior notes is estimated based on prices quoted from third-party financial institutions. The carrying and fair values of these notes are as follows (in thousands):

	At December 31,
	2008			2007
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value

2 3/8% Contingent Convertible Senior Notes due 2025	23/8%	$175,000	$133,613	$175,000	$225,225

As of December 31, 2008, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is estimated to be lower than carrying value since the terms of this facility are more favorable than those that might be expected to be available in the current credit and lending environment. We are unable to estimate the fair value of the Company’s bank debt due to the potential variability of expected outstanding balances under the facility. Refer to Note 8 for terms of the Company’s credit facility.

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

Goodwill

Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets after impairments, if applicable. Goodwill is stated net of accumulated amortization of $10.8 million at December 31, 2008 and $18.0 million at December 31, 2007. Accumulated amortization of goodwill decreased in 2008 compared to 2007 primarily as a result of goodwill impairment recognized in 2008.

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the implied fair value (IFV) of the reporting unit. Our reporting units with goodwill remaining include offshore products, accommodations and rental tools, after the 100% impairment of goodwill associated with our tubular services and drilling reporting units discussed in Note 6 to these Consolidated Financial Statements. The IFV of the reporting units are estimated using primarily an analysis of trading multiples of comparable companies to our reporting units. We also utilize discounted projected cash flows and acquisition multiples analyses in certain circumstances. We discount our projected cash flows using a long term weighted average cost of capital for each reporting unit based on our estimate of investment returns that would be required by a market participant. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to determine the amount of impairment, if any. We conduct our annual impairment test in December of each year.

See Note 6 — Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets

In compliance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the recoverability of the carrying values of property, plant and equipment is assessed at a minimum annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset. The fair value of the asset is based on prices of similar assets, if available, or discounted cash flows. Based on the Company’s review, the carrying value of its assets are recoverable, and no impairment losses have been recorded for the periods presented.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Exchange Risk

A portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In the past, foreign exchange risk has also been managed through the use of derivative financial instruments and foreign currency denominated debt. These financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. The Company had no currency contracts outstanding at December 31, 2008, December 31, 2007 or December 31, 2006. Net gains or losses from foreign currency exchange contracts that are designated as hedges would be recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Exchange gains and losses associated with our operations have totaled $1.6 million gain in 2008, a $0.9 million loss in 2007 and a $0.4 million loss in 2006 and are included in other operating income.

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. There was no interest capitalized during the year ended December 31, 2008. For the years ended December 31, 2007 and December 31, 2006, $1.0 million and $0.1 million was capitalized, respectively.

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

In accounting for income taxes, we are required by the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) to estimate a liability for future income taxes. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

The Company purchased 75% of its oilfield tubular goods from three suppliers in 2008, with the largest supplier representing 58% of its purchases in the period. The loss of any significant supplier in the tubular services segment could adversely affect it.

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

Earnings per Share

The Company’s basic income per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 201,757 shares of common stock as of December 31, 2008 and 2007, issuable upon exercise of exchangeable shares of one of the Company’s Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI in connection with the Company’s IPO and the combination of PTI into the Company, are intended to have characteristics essentially equivalent to the Company’s common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. All shares of restricted stock awarded under the Company’s Equity Participation Plan are included in the Company’s basic and fully diluted shares as such restricted stock shares vest.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted EPS amounts include the effect of the Company’s outstanding stock options under the treasury stock method. In addition, shares assumed issued upon conversion of the Company’s 2 3/8% Contingent Convertible Senior Subordinated Notes averaged 1,270,433 and 729,830 during the years ended December 31, 2008 and December 31, 2007, respectively, and are included in the calculation of fully diluted shares outstanding and fully diluted earnings per share.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R) “Share-based Payment” effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required. During the years ended December 31, 2008, December 31, 2007 and December 31, 2006, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards totaling $10.9 million, $8.0 million and $7.6 million, respectively. The Company accounts for assets held in a rabbi trust for certain participants under the Company’s deferred compensation plan in accordance with EITF 97-14. See Note 13.

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

	Year Ended December 31,
	2008	2007

Beginning balance	$1,978	$1,656
Provisions for warranty	1,370	2,796
Consumption of reserves	(1,298)	(2,510)
Translation and other changes	(84)	36

Ending balance	$1,966	$1,978

Current warranty provisions are typically related to the current year’s sales, while warranty consumption is associated with current and prior year’s net sales.

During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2008, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was approximately $16.8 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

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

Discontinued Operations

Prior to our initial public offering in February 2001, we sold businesses and reported the operating results of those businesses as discontinued operations. Existing reserves related to the discontinued operations as of December 31, 2008 and 2007 represent an estimate of the remaining contingent liabilities associated with the Company’s exit from those businesses.

3.	Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at December 31, 2008 and 2007 is presented below (in thousands):

	2008	2007

Accounts receivable:
Trade	$456,975	$353,716
Unbilled revenue	119,907	97,579
Other	3,268	2,487

Total accounts receivable	580,150	453,782
Allowance for doubtful accounts	(4,168)	(3,629)

	$575,982	$450,153

	2008	2007

Inventories:
Tubular goods	$396,462	$191,374
Other finished goods and purchased products	88,848	61,306
Work in process	65,009	56,479
Raw materials	68,881	47,737

Total inventories	619,200	356,896
Inventory reserves	(6,712)	(7,549)

	$612,488	$349,347

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated
	Useful Life	2008	2007

Property, plant and equipment:
Land		$18,298	$12,665
Buildings and leasehold improvements	3-50 years	135,080	107,954
Machinery and equipment	2-29 years	270,434	220,049
Accommodations assets	10-15 years	300,765	276,182
Rental tools	4-10 years	141,644	108,968
Office furniture and equipment	1-10 years	26,506	23,659
Vehicles	2-10 years	68,645	52,508
Construction in progress		49,915	43,046

Total property, plant and equipment		1,011,287	845,031
Less: Accumulated depreciation		(315,949)	(258,121)

		$695,338	$586,910

Depreciation expense was $99.0 million, $66.5 million and $50.5 million in the years ended December 31, 2008, 2007 and 2006, respectively.

	2008	2007

Accounts payable and accrued liabilities:
Trade accounts payable	$307,132	$186,357
Accrued compensation	35,864	27,156
Accrued insurance	7,551	7,386
Accrued taxes, other than income taxes	7,257	3,733
Reserves related to discontinued operations	2,544	2,839
Other	11,441	11,648

	$371,789	$239,119

4.	Recent Accounting Pronouncements

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which will change the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity will be required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effect of the new rules on our 2 3/8% Notes is that the equity component will be classified as part of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the 2 3/8% Notes. Higher non-cash interest expense will result by recognizing the accretion of the discounted carrying value of the debt component of the 2 3/8% Notes as interest expense over the estimated life of the 2 3/8% Notes using an effective interest rate method of amortization. However, there would be no effect on our cash interest payments. The FSP is effective for fiscal years beginning after December 15, 2008. This rule requires retrospective application. In addition to a reduction of debt balances and an increase to stockholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB 14-1 will result in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of approximately $3 million, $5 million, $6 million and $6 million for 2005, 2006, 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of amounts expected to be capitalized, of approximately $7 million, $7 million, $8 million and $4 million for 2009, 2010, 2011 and 2012, respectively. As of January 1, 2009, the amortized balance of the 2 3/8% Notes will be $149.1 million.

See also Note 10 — Income Taxes and Change in Accounting Principle for a discussion of the FASB’s Interpretation No. 48 — Accounting for Uncertainty in Income Taxes.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share (EPS)

	2008	2007	2006
	(In thousands, except per share data)

Basic earnings per share:
Net income	$222,710	$203,372	$197,634
Weighted average number of shares outstanding	49,622	49,500	49,519
Basic earnings per share	$4.49	$4.11	$3.99
Diluted earnings per share:
Net income	$222,710	$203,372	$197,634
Weighted average number of shares outstanding (basic)	49,622	49,500	49,519
Effect of dilutive securities:
Options on common stock	419	596	807
2 3/8% Convertible Senior Subordinated Notes	1,271	730	391
Restricted stock awards and other	102	85	56
Total shares and dilutive securities	51,414	50,911	50,773
Diluted earnings per share	$4.33	$3.99	$3.89

6.	Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In connection with the adoption of SFAS No. 142, the Company ceased amortizing goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company had five reporting units as of December 31, 2008, prior to the 100% impairment of two of these reporting units’ goodwill amounts discussed below. Goodwill is allocated to each of the reporting units based on actual acquisitions made by the Company and its subsidiaries. The Company would recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the unit’s fair value. The Company uses, as appropriate in the current circumstance, comparative market multiples, discounted cash flow calculations and acquisition comparables to establish fair values.

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, and written down to fair value as required. As of December 31, 2008, no provision for impairment of other intangible assets was required based on the evaluations performed.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill for the year ended December 31, 2008 and 2007 are as follows (in thousands):

	Well Site	Offshore	Tubular
	Services	Products	Services	Total

Balance as of December 31, 2006	$193,635	$75,716	$62,453	$331,804
Goodwill acquired	50,570	—	—	50,570
Foreign currency translation and other changes	8,763	97	410	9,270

Balance as of December 31, 2007	$252,968	$75,813	$62,863	$391,644
Goodwill acquired	2,126	11,027	—	13,153
Foreign currency translation and other changes	(11,960)	(1,766)	—	(13,726)
Goodwill impairment	(22,767)	—	(62,863)	(85,630)

Balance as of December 31, 2008	$220,367	$85,074	$—	$305,441

SFAS 142 prescribes a two-step method for determining goodwill impairment. The Company has historically employed a trading multiples valuation method to determine fair value of its reporting units. Given the market turmoil caused by the global economic recession and credit market disruption in the second half of 2008, the Company augmented its valuation methodology to include discounted cash flow valuations of its reporting units based on the expected cash flows of such units. Based on a combination of factors (including the current global economic environment, the Company’s near term outlook for U.S. drilling activity, higher costs of equity and debt capital and the decline in market capitalization for the Company and comparable oilfield service companies), the Company concluded that the goodwill amounts previously recorded in the tubular services and drilling reporting units were impaired in their entirety. The total goodwill impairment charge recognized in the fourth quarter of 2008 was $85.6 million before taxes and $79.8 million after-tax. The majority of the impairment charge is related to goodwill recorded prior to or in conjunction with the Company’s initial public offering in 2001. This non-cash charge did not impact the Company’s liquidity position, its debt covenants or cash flows.

The portion of goodwill deductible for tax purposes totaled approximately $7.2 million at December 31, 2008. The following table presents the total amount assigned and the total amount amortized for major intangible asset classes as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets Customer relationships	$16,128	$1,560	$16,128	$486
Non-compete agreements	11,860	9,674	15,771	11,927
Patents and other	9,129	3,206	8,798	2,577

	$37,117	$14,440	$40,697	$14,990

Intangible assets, other than goodwill, are included within Other noncurrent assets in the Consolidated Balance Sheets. The weighted average remaining amortization period for all intangible assets, other than goodwill and indefinite lived intangibles, is 11.4 years and 11.8 years as of December 31, 2008 and 2007, respectively. Total amortization expense is expected to be $3.2 million, $2.3 million, $1.8 million, $1.7 million and $1.5 million in 2009, 2010, 2011, 2012 and 2013, respectively. Amortization expense was $3.6 million, $4.2 million and $3.9 million in the years ended December 31, 2008, 2007 and 2006, respectively.

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

As a result of the closing of the transaction, we initially owned 45.6% of Boots & Coots. The senior subordinated promissory notes received in the transaction bear a fixed annual interest rate of 10% and mature on September 1, 2010. See Note 17 — Subsequent Events. In connection with this transaction, we also entered into a Registration Rights Agreement requiring Boots & Coots to file a shelf registration statement. A shelf registration statement was finalized by Boots & Coots effective in the fourth quarter of 2006 and we sold shares in 2007 and 2008 as described below.

In April 2007, the Company sold, pursuant to a registration statement filed by Boots & Coots, 14,950,000 shares of Boots & Coots common stock that it owned for net proceeds of $29.4 million and, as a result, we recognized a net after tax gain of $8.4 million, or approximately $0.17 per diluted share, in the second quarter of 2007. After this sale of Boots & Coots shares and the sale of primary shares of stock directly by Boots & Coots in April 2007, our ownership interest in Boots & Coots was reduced to approximately 15%. We continued to use the equity method of accounting to account for the Company’s remaining investment in Boots & Coots common stock (11.5 million shares). The carrying value of the Company’s remaining investment in Boots & Coots common stock totaled $19.6 million as of December 31, 2007.

The Company sold an aggregate total of 11,512,137 shares of Boots & Coots stock representing the remaining shares that it owned in a series of transactions during May, June and August of 2008. The sale of Boots & Coots stock resulted in net proceeds of $27.4 million and a net after tax gain of $3.6 million, or approximately $0.07 per diluted share in the twelve months ended December 31, 2008. After June 30, 2008, our ownership interest in Boots & Coots was approximately 7%. As a result of this decreased ownership percentage, we reconsidered the method of accounting utilized for this investment and concluded that we should discontinue the use of the equity method of accounting since we no longer had the ability to significantly influence Boots & Coots. We, therefore, began to account for the remaining investment in Boots & Coots common stock (5.4 million shares at June 30, 2008) as an available for sale security as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” effective June 30, 2008. In accordance with SFAS No. 115, the carrying value of the remaining shares owned by the Company was adjusted to fair value through an unrealized after tax holding gain in the amount of $2.0 million recorded as other comprehensive income for the twelve months ended December 31, 2008. The sale of the remaining 5.4 million shares in August of 2008 resulted in the reclassification of the $2.0 million unrealized after tax gain from accumulated other comprehensive income into earnings for the twelve months ended December 31, 2008. The carrying value of the Company’s note receivable due from Boots & Coots (on September 2, 2010) is $21.2 million as of December 31, 2008 and is included in other non-current assets on the balance sheet. See Note 17 — Subsequent Events.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-term Debt

As of December 31, 2008 and 2007, long-term debt consisted of the following (in thousands):

	2008	2007

US revolving credit facility, with available commitments up to $325 million; secured by substantially all of our assets; commitment fee on unused portion ranged from 0.175% to 0.200% per annum in 2008 and 2007; variable interest rate payable monthly based on prime or LIBOR plus applicable percentage; weighted average rate was 3.9% for 2008 and 6.2% for 2007	$226,000	$214,800
Canadian revolving credit facility, with available commitments up to $175 million; secured by substantially all of our assets; variable interest rate payable monthly based on the Canadian prime rate or Bankers Acceptance discount rate plus applicable percentage; weighted average rate was 4.3% for 2008 and 5.4% for 2007	61,244	89,060
2 3/8% Contingent Convertible Senior Subordinated Notes due 2025	175,000	175,000
Subordinated unsecured notes payable to sellers of businesses, interest of 6%, maturing in 2008 and 2009	4,500	9,000
Capital lease obligations and other debt	13,147	3,960

Total debt	479,891	491,820
Less: current maturities	4,943	4,718

Total long-term debt	$474,948	$487,102

Scheduled maturities of combined long-term debt as of December 31, 2008, are as follows (in thousands):

2009	$4,943
2010	427
2011	291,862
2012	175,399
2013	304
Thereafter	6,956

$479,891

The Company’s capital leases consist primarily of plant facilities, an office building and equipment. The value of capitalized leases and the related accumulated depreciation totaled $9.7 million and $0.9 million, respectively, at December 31, 2008. The value of capitalized leases and the related accumulated depreciation totaled $1.1 million and $0.5 million, respectively, at December 31, 2007.

2 3/8% Contingent Convertible Senior Notes

In June, 2005, we sold $125 million aggregate principal amount of 2 3/8% contingent convertible senior notes due 2025 through a placement to qualified institutional buyers pursuant to the SEC’s Rule 144A. The Company granted the initial purchaser of the notes a 30-day option to purchase up to an additional $50 million aggregate principal amount of the notes. This option was exercised in July 2005 and an additional $50 million of the notes were sold at that time.

The notes are senior unsecured obligations of the Company and bear interest at a rate of 2 3/8% per annum. The notes mature on July 1, 2025, and may not be redeemed by the Company prior to July 6, 2012. Holders of the notes may require the Company to repurchase some or all of the notes on July 1, 2012, 2015, and 2020. We have assumed

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the redemption of the notes at the date of the note holders first optional redemption date in 2012 in our schedule of debt maturities above. The notes provide for a net share settlement, and therefore may be convertible, under certain circumstances, into a combination of cash, up to the principal amount of the notes, and common stock of the company, if there is any excess above the principal amount of the notes, at an initial conversion price of $31.75 per share. Shares underlying the notes were included in the calculation of diluted earnings per share during periods when our average stock price exceeded the initial conversion price of $31.75 per share. The terms of the notes require that our stock price in any quarter, for any period prior to July 1, 2023, be above 120% of the initial conversion price (or $38.10 per share) for at least 20 trading days in a defined period before the notes are convertible. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. In connection with the note offering, the Company agreed to register the notes within 180 days of their issuance and to keep the registration effective for up to two years subsequent to the initial issuance of the notes. The notes were so registered in November 2005. The maximum amount of contingent interest that could potentially inure to the note holders during such time period is not material to the consolidated financial position or the results of operations of the Company.

Revolving Credit Facility

On December 13, 2007, we exercised the accordion feature available under our Credit Agreement dated October 30, 2003, as amended. The Company’s credit facility currently totals $500 million of available commitments. Under this senior secured revolving credit facility with a group of banks, up to $175 million is available in the form of loans denominated in Canadian dollars and may be made to the Company’s principal Canadian operating subsidiaries. The facility matures on December 5, 2011. Amounts borrowed under this facility bear interest, at the Company’s election, at either:

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

The Credit Agreement, which governs our credit facility, contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt, to consolidated EBITDA of no greater than 3.25 to 1.0 in 2009 and 3.0 to 1.0 thereafter. Each of the factors considered in the calculations of ratios are defined in the Credit Agreement. EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of December 31, 2008, we were in compliance with our debt covenants. The credit facility also contains negative covenants that limit the Company’s ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions.

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

As of April 7, 2008, we had $287.2 million outstanding under this facility and an additional $16.8 million of outstanding letters of credit leaving $196.0 million available to be drawn under the facility.

On January 11, 2005 the Company renewed its overdraft credit facility providing for borrowings totaling £2.0 million for UK operations. Interest is payable quarterly at a margin of 1.5% per annum over the bank’s variable base rate. All borrowings under this facility are payable on demand. No amounts were outstanding under this facility at December 31, 2008. Letters of credit totaling £0.7 million were outstanding as of December 31, 2008, leaving £1.3 million available to be drawn under this facility.

A subsidiary of the Company maintains an additional revolving credit facility with a bank. A total of $4.2 million was outstanding under this facility as of December 31, 2008. This facility consists of a swing line with a bank, borrowings under which are used for working capital efficiencies.

9.	Retirement Plans

The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The Company recognized expense of $8.4 million, $6.1 million and $5.4 million, respectively, related to its various defined contribution plans during the years ended December 31, 2008, 2007 and 2006, respectively.

10.	Income Taxes

Consolidated pre-tax income for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006

US operations	$225,846	$183,242	$206,288
Foreign operations	153,214	117,116	95,359

Total	$379,060	$300,358	$301,647

The components of the income tax provision for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006

Current:
Federal	$94,082	$58,753	$69,849
State	5,097	3,564	4,172
Foreign	37,639	29,754	30,193

	136,818	92,071	104,214

Deferred:
Federal	12,378	1,172	3,017
State	1,320	33	(762)
Foreign	5,833	3,710	(2,456)

	19,531	4,915	(201)

Total Provision	$156,349	$96,986	$104,013

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for taxes differs from an amount computed at statutory rates as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Federal tax expense at statutory rates	$132,671	$105,125	$105,576
Foreign income tax rate differential	(10,570)	(6,802)	(2,880)
Reduced foreign tax rates	—	(1,088)	(2,168)
Nondeductible goodwill	24,317	—	—
Other nondeductible expenses	2,586	1,411	149
State tax expense, net of federal benefits	3,879	2,338	2,051
Domestic manufacturing deduction	(1,212)	(2,435)	(872)
FIN 48 adjustments	2,868	(1,751)	—
Dividend income — foreign affiliate	—	—	1,542
Gain on sale of affiliated company stock	—	—	1,405
Other, net	1,810	188	(790)

Net income tax provision	$156,349	$96,986	$104,013

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$5,087	$6,642
Allowance for doubtful accounts	1,352	816
Inventory reserves	3,870	2,273
Employee benefits	5,499	7,028
Intangibles	5,075	2,035
Other reserves	913	508
Other	3,590	2,639

Gross deferred tax asset	25,386	21,941
Less: valuation allowance	(421)	(421)

Net deferred tax asset	24,965	21,520

Deferred tax liabilities:
Depreciation	(69,986)	(47,815)
Deferred revenue	(1,453)	(666)
Intangibles	(3,252)	(2,368)
Accrued liabilities	(2,701)	(2,190)
Basis difference of investments	—	(6,853)
Other	(4,029)	(917)

Deferred tax liability	(81,421)	(60,809)

Net deferred tax liability	$(56,456)	$(39,289)

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications of the Company’s deferred tax balance based on net current items and net non-current items as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Current deferred tax asset (liability)	$(810)	$1,261
Long term deferred tax liability	(55,646)	(40,550)

Net deferred tax liability	$(56,456)	$(39,289)

Our primary deferred tax assets at December 31, 2008, are related to employee benefit costs for our Equity Participation Plan, deductible goodwill and $15 million in available federal net operating loss carryforwards, or regular tax NOLs, as of that date. The regular tax NOLs will expire in varying amounts during the years 2010 through 2011 if they are not first used to offset taxable income that we generate. Our ability to utilize a significant portion of the available regular tax NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. We currently believe that substantially all of our regular tax NOLs will be utilized. The Company has utilized all federal alternative minimum tax net operating loss carryforwards.

Our income tax provision for the year ended December 31, 2008 totaled $156.3 million, or 41.2% of pretax income, compared to $97.0 million, or 32.3% of pretax income, for the year ended December 31, 2007. The higher effective tax rate was primarily due to the impairment of goodwill the majority of which was not deductible for tax purposes.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $461 million at December 31, 2008 the majority of which has been generated in Canada. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

The American Jobs Creation Act of 2004 that was signed into law in October 2004, introduced a requirement for companies to disclose any penalties imposed on them or any of their consolidated subsidiaries by the IRS for failing to satisfy tax disclosure requirements relating to “reportable transactions.” During the year ended December 31, 2008, no penalties were imposed on the Company or its consolidated subsidiaries for failure to disclose reportable transactions to the IRS.

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

An examination of the Company’s consolidated U.S. federal tax return for the year 2004 by the Internal Revenue Service was completed during the third quarter of 2007. No significant adjustments were proposed as a result of this examination. Tax years subsequent to 2005 remain open to U.S. federal tax audit and, because of net operating losses (NOL’s) utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL’s available for tax carryforward. Our Canadian subsidiaries’ federal tax returns subsequent to 2004 are subject to audit by Canada Revenue Agency.

In June 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertain tax positions, as defined. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a transition adjustment reducing beginning retained earnings by $0.3 million consisting of $0.2 million in taxes and $0.1 million in interest. The total amount of unrecognized tax benefits as of December 31, 2008 was $4.3 million. Of this amount, $2.1 million of the unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the Company’s provision for income taxes. As of December 31, 2008, the Company has accrued $0.9 million of interest expense and $0.5 million of penalties. During the year ended December 31, 2008, the Company recognized $0.4 million of interest expense, excluding the $0.1 million of interest reduction due to the lapse of the statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousand):

	2008	2007

Balance as of January 1, 2008	$2,536	$4,079
Additions based on tax positions related to the current year	0	0
Additions for tax positions of prior years	2,270	0
Reductions for tax positions of prior years	(214)	(1,466)
Settlements	0	0
Lapse of the Applicable Statute of Limitations	(318)	(77)

Balance as of December 31, 2008	$4,274	$2,536

It is reasonably possible that the amount of unrecognized tax benefits will change during the next twelve months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable impact on our results of operation.

11.	Acquisitions and Supplemental Cash Flow Information

Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):

	2008	2007	2006

Fair value of assets acquired and goodwill	$32,543	$118,370	$99
Liabilities assumed	(2,604)	(5,596)	—
Noncash consideration	—	(9,000)	—
Less: cash acquired	(104)	(631)	—

Cash used in acquisition of businesses	$29,835	$103,143	$99

2006

In August 2006, we acquired three drilling rigs operating in West Texas for total consideration of $14.0 million, funded from borrowings under the Company’s existing credit facility, including a note payable to the seller of $0.5 million. The rigs acquired, which are classified as part of our capital expenditures in 2006, were added to our existing West Texas drilling fleet in our drilling services business.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007

In July 2007, we acquired the business of Wire Line Service, Ltd. (Well Testing) for cash consideration of $43.4 million, including transaction costs, funded from borrowings under the Company’s existing credit facility, plus a note payable to the former owner of $3.0 million that will mature on July 1, 2009. Well Testing provides well testing and flowback services through its locations in Texas, New Mexico, Colorado and Arkansas. The operations of Well Testing have been included in the rental tools business within the well site services segment since the date of acquisition.

In August 2007, we acquired the business of Schooner Petroleum Services, Inc. (Schooner) for cash consideration of $59.7 million, net of cash acquired, including transactions costs, funded from borrowings under the Company’s existing credit facility, plus a note payable to the former owner of $6.0 million that will mature on August 1, 2009. Schooner, headquartered in Houston, Texas, primarily provides completion-related rental tools and services through nine locations in Texas, Louisiana, Wyoming and Arkansas. The operations of Schooner have been included in the rental tools business within the well site services segment since the date of acquisition.

2008

On February 1, 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., the owners of an accommodations lodge (Christina Lake Lodge) in the Conklin area of Alberta, Canada. Christina Lake Lodge provides lodging and catering in the southern area of the oil sands region. Consideration for the lodge consisted of $6.9 million in cash, net of cash acquired, including transaction costs, funded from borrowings under the Company’s existing credit facility, and the assumption of certain liabilities and is subject to post-closing working capital adjustments. The Christina Lake Lodge has been included in the accommodations business within the well site services segment since the date of acquisition.

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

Cash paid during the years ended December 31, 2008, 2007 and 2006 for interest and income taxes was as follows (in thousands):

	2008	2007	2006

Interest (net of amounts capitalized)	$16,265	$16,764	$17,262
Income taxes, net of refunds	$70,441	$100,711	$92,620
Non-cash investing activities:
Receipt of stock and notes for hydraulic workover services business in merger transaction (See Note 7)	$—	$—	$50,105
Building capital lease	$8,304	—	—
Non-cash financing activities:
Borrowings and assumption of liabilities for business and asset acquisition and related intangibles	$—	$9,000	$514
Acquisition of treasury stock with settlement date in subsequent year	—	129	4,913

12.	Commitments and Contingencies

The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum future operating lease obligations in effect at December 31, 2007, are as follows (in thousands):

Operating
Leases

2009	$6,499
2010	4,969
2011	3,451
2012	2,798
2013	2,517
Thereafter	5,370

Total	$25,604

Rental expense under operating leases was $9.1 million, $7.9 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires us to make several assumptions, including risk-free interest rate, dividend yield, volatility and expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awarded in 2006, 2007 and 2008 was based on a formula considering the vesting period and term of the options awarded as permitted by U.S. Securities and Exchange Commission regulations.

The following table summarizes stock option activity for each of the three years ended December 31, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Life (Years)	(Thousands)

Balance at December 31, 2005	2,694,061	13.65	4.9	48,564
Granted	515,000	35.17
Exercised	(728,759)	11.68
Forfeited	(58,000)	17.70
Expired	(1,750)	10.63

Balance at December 31, 2006	2,420,552	18.73	4.7	34,173
Granted	554,460	30.28
Exercised	(988,380)	13.96
Forfeited	(57,625)	26.86
Expired	—	—

Balance at December 31, 2007	1,929,007	24.25	4.2	19,947
Granted	565,250	37.19
Exercised	(412,529)	21.50
Forfeited	(134,312)	30.92
Expired	—	—

Balance at December 31, 2008	1,947,416	28.13	3.7	2,706
Exercisable at December 31, 2006	1,107,432	12.26	4.8	22,113
Exercisable at December 31, 2007	651,305	16.32	4.1	11,694
Exercisable at December 31, 2008	756,201	19.78	3.0	2,706

The total intrinsic value of options exercised during 2008, 2007 and 2006 were $12.3 million, $26.9 million and $18.3 million, respectively. Cash received by the Company from option exercises during 2008, 2007 and 2006 totaled $8.9 million, $13.8 million and $8.5 million, respectively.

The weighted average fair values of options granted during 2008, 2007, and 2006 were $12.49, $11.16, and $12.89 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2008, 2007, and 2006, respectively: risk-free weighted interest rates of 2.6%, 4.7%, and 4.6%, no expected dividend yield, expected lives of 4.3, 4.3, and 4.3 years, and an expected volatility of 37%, 37% and 37%.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise	as of	Contractual	Exercise	as of	Exercise
Prices	12/31/2008	Life	Price	12/31/2008	Price

$8.00 - $13.70	370,500	3.00	$11.6885	370,500	$11.6885
$14.31 - $21.83	274,023	2.39	$20.5083	172,526	$20.1285
$28.98 - $28.98	383,875	4.10	$28.9800	67,975	$28.9800
$30.28 - $30.28	6,250	1.97	$30.2800	4,375	$30.2800
$34.86 - $34.86	326,008	3.10	$34.8600	118,760	$34.8600
$36.53 - $58.47	586,760	4.98	$37.7588	22,065	$41.2343

$8.00 - $58.47	1,947,416	3.74	$28.1318	756,201	$19.7771

At December 31, 2008, a total of 3,338,752 shares were available for future grant under the Equity Participation Plan.

During 2008, we granted restricted stock awards totaling 271,771 shares valued at a total of $11.7 million. A total of 195,450 of these awards vest in four equal annual installments, 58,750 of these awards vest in two annual installments, 16,672 awards vest after one year and the remaining 899 awards vest immediately. All options awarded in 2008 had a term of six years and were granted with exercise prices at the grant date closing market price. The total fair value of restricted stock awards vesting during the year ended December 31, 2008, was $5.0 million. A total of 197,563 shares of restricted stock were awarded in 2007 with an aggregate value of $6.3 million. A total of 113,787 shares of restricted stock were awarded in 2006 with an aggregate value of $3.9 million.

Stock based compensation pre-tax expense recognized in the years ended December 31, 2008, December 31, 2007 and December 31, 2006 totaled $10.9 million, $8.0 million and $7.6 million, or $0.12, $0.11 and $0.10 per diluted share after tax, respectively. At December 31, 2008, $19.4 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

Deferred Compensation Plan

The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors fees and/or salary and annual bonuses. Employee contributions to the Deferred Compensation Plan are matched by the Company at the same percentage as if the employee was a participant in the Company’s 401k Retirement Plan and was not subject to the IRS limitations on match-eligible compensation. The Deferred Compensation Plan also permits the Company to make discretionary contributions to any employee’s account. Director’s contributions are not matched by the Company. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the employee participants contribution on a basis equivalent to matching permitted under the Company’s 401(k) Retirement Savings Plan. The vesting of contributions to the participants’ accounts are also equivalent to the vesting requirements of the Company’s 401(k) Retirement Savings Plan. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in pre-approved mutual funds held by the Trust. Prior to November 1, 2003, participants also had the ability to direct the Plan Administrator to invest the assets in their accounts in Company common stock. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants’ individual accounts within the Trust. Current balances invested in

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company common stock may not be further increased. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Plan in cash. At December 31, 2008, the balance of the assets in the Trust totaled $5.6 million, including 17,746 shares of common stock of the Company reflected as treasury stock at a value of $0.2 million. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”

Assets of the Trust, other than common stock of the Company, are invested in nine funds covering a variety of securities and investment strategies. These mutual funds are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the consolidated balance sheets. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2008 was $5.4 million and is classified as “Other noncurrent assets” in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2008, including the market value of the shares of the Company’s common stock that are reflected as treasury stock, was $5.7 million and is classified as “Other noncurrent liabilities” in the consolidated balance sheet.

In accordance with EITF 97-14, all market value fluctuations of the Trust assets have been reflected in the consolidated statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the market value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated statements of income. In response to the changes in total market value of the Company’s common stock held by the Trust, the Company recorded net compensation expense adjustments of ($0.3) million in 2008, less than $0.1 million in 2007 and $28.3 million in 2006.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by industry segment for each of the three years ended December 31, 2008, 2007 and 2006, is summarized in the following table in thousands. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Revenues from	Depreciation	Operating
	unaffiliated	and	income	Capital
	customers	amortization	(loss)	expenditures		Total Assets

2008
Well Site Services — Accommodations	$427,130	$34,146	$120,972	$108,622		$495,683
Rental Tools	355,809	35,511	75,787	75,077		476,460
Drilling and Other(1)	177,339	19,826	17,433	42,961		176,726

Total Well Site Services	960,278	89,483	214,192	226,660		1,148,869
Offshore Products	528,164	11,465	89,280	16,879		498,784
Tubular Services	1,460,015	1,390	106,470	2,198		634,758
Corporate and Eliminations	—	266	(26,187)	1,647		16,836

Total	$2,948,457	$102,604	$383,755	$247,384		$2,299,247

2007
Well Site Services — Accommodations	$312,846	$21,813	$85,347	$131,410		$474,278
Rental Tools	260,404	24,045	71,973	47,233		427,238
Drilling and Other(1)	143,153	12,260	40,508	42,872		182,335

Total Well Site Services	716,403	58,118	197,828	221,515		1,083,851
Offshore Products	527,810	11,004	82,460	15,356		449,666
Tubular Services	844,022	1,361	38,467	2,463		373,411
Corporate and Eliminations	—	220	(20,969)	299		22,698

Total	$2,088,235	$70,703	$297,786	$239,633		$1,929,626

2006
Well Site Services — Accommodations	$313,966	$16,637	$73,643	$59,542		$304,331
Rental Tools	200,609	16,998	65,167	24,521		264,012
Drilling and Other(1)	134,524	8,032	54,620	33,071	(2)	163,520
Workover Services(1)	8,544	650	1,922	263		—

Total Well Site Services	657,643	42,317	195,352	117,397		731,863
Offshore Products	389,684	10,734	55,957	9,533		393,134
Tubular Services	876,030	1,170	66,486	2,598		423,782
Corporate and Eliminations	—	119	(19,858)	63		22,315

Total	$1,923,357	$54,340	$297,937	$129,591		$1,571,094

(1)	Subsequent to March 1, 2006, the effective date of the sale of our workover services business (See Note 7), we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and Other.”

(2)	Includes $0.5 million of non-cash capital expenditures related to the acquisition of the drilling assets of Eagle Rock.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by geographic segment for each of the three years ended December 31, 2008, 2007 and 2006, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	United		United	Other
	States	Canada	Kingdom	Non-US	Total

2008
Revenues from unaffiliated customers	$2,353,528	$406,176	$127,189	$61,564	$2,948,457
Long-lived assets	669,080	359,923	17,232	15,425	1,061,686
2007
Revenues from unaffiliated customers	$1,596,067	$296,075	$147,941	$48,152	$2,088,235
Long-lived assets	676,936	356,575	19,863	10,482	1,063,856
2006
Revenues from unaffiliated customers	$1,488,065	$300,461	$101,849	$32,982	$1,923,357
Long-lived assets	479,883	226,131	16,458	8,936	731,408

No customers accounted for more than 10% of the Company’s revenues in any of the years ended December 31, 2008, 2007 and 2006. Equity in net income of unconsolidated affiliates is not included in operating income.

15.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2008 and 2007 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenues	$601,247	$631,364	$814,790	$901,056
Gross profit*	156,162	152,929	205,436	198,956
Net income	66,467	60,163	89,055	7,025
Basic earnings per share	1.34	1.21	1.79	0.14
Diluted earnings per share	1.31	1.14	1.70	0.14
2007
Revenues	$480,516	$499,308	$527,440	$580,971
Gross profit*	124,713	112,598	124,071	124,640
Net income	52,461	52,233	50,478	48,200
Basic earnings per share	1.06	1.06	1.02	0.97
Diluted earnings per share	1.05	1.03	0.97	0.95

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.

*	Represents “revenues” less “product costs” and “service and other costs” included in the Company’s consolidated statements of income.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Valuation Allowances

Activity in the valuation accounts was as follows (in thousands):

	Balance at	Charged to	Deductions	Translation	Balance at
	Beginning	Costs and	(net of	and Other,	End of
	of Period	Expenses	recoveries)	Net	Period

Year Ended December 31, 2008:
Allowance for doubtful accounts receivable	$3,629	$2,821	$(2,735)	$453	$4,168
Reserve for inventories	7,549	1,302	(1,597)	(542)	6,712
Reserves related to discontinued operations	2,839	—	(295)	—	2,544
Year Ended December 31, 2007:
Allowance for doubtful accounts receivable	$2,943	$684	$(923)	$925	$3,629
Reserve for inventories	7,188	1,504	(1,176)	33	7,549
Reserves related to discontinued operations	3,357	—	(518)	—	2,839
Year Ended December 31, 2006:
Allowance for doubtful accounts receivable	$2,169	$1,562	$(833)	$45	$2,943
Reserve for inventories	5,722	1,349	(113)	230	7,188
Reserves related to discontinued operations	3,527	—	(170)	—	3,357

17.	Subsequent Events (Unaudited)

In February 2009, the Company received cash from Boots & Coots totaling $21.2 million in full payment of the senior subordinated promissory notes due to mature on September 1, 2010. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In January 2009, the Company agreed to amend a contract with a customer of its Canadian Oil Sands accommodations business related to the construction and rental of a 1,016 bed facility. The customer announced the suspension of all activities associated with a development project that were to be supported by the 1,016 bed facility during November 2008. As a result of the amendment, the customer purchased the buildings for the facility from the Company and reimbursed the Company for expenses incurred for site preparation, transportation and installation related to the facility. The agreement also provides for the possible start-up of the facility in the future, and for maintenance of the assets purchased from the Company. As a result of the amended contract, the Company reclassified $21.1 million of construction in progress as of December 31, 2008 to work in process inventory.

EXHIBIT INDEX

Exhibit No.			Description

3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
3.2		—	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 21, 2008).
3.3		—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.1		—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
4.2		—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
4.3		—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).
4.4		—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.5		—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).
4.6		—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).
10.1		—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.2		—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.3		—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10.4		—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.5**	—	2001 Equity Participation Plan as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).
10	.6**	—	Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004).
10	.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).
10	.8**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

Exhibit No.			Description

10	.9**	—	Form of Executive Agreement between Oil States International, Inc. and Named Executive Officer (Mr. Hughes) (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10	.10**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-43400)).
10.11		—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 11, 2003.)
10	.11A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004).
10	.11B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.11C	—	Amendment No. 2, dated as of December 5, 2006, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12C to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2006).
10	.11D	—	Incremental Assumption Agreement, dated as of December 13, 2007, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12D to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007).
10	.12**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004).
10	.13**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.14**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005).
10	.15**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on November 15, 2006).
10	.16**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K as filed with the Commission on May 24, 2005).
10	.17**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005).

Exhibit No.			Description

10	.18**	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 22.2 to the Company’s Report of Form 8-K, as filed with the Commission on May 24, 2005).
10	.19**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 3, 2006).
10	.20**	—	Form of Executive Agreement between Oil States International, Inc. and named executive officer (Ron R. Green) effective May 17, 2007.
10	.21**,*	—	Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009.
10	.22**,*	—	Amendment to the Executive Agreement of Bradley Dodson, effective January 1, 2009.
10	.23**,*	—	Amendment to the Executive Agreement of Howard Hughes, effective January 1, 2009.
10	.24**,*	—	Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009.
10	.25**,*	—	Amendment to the Executive Agreement of Ron Green, effective January 1, 2009.
10	.26**,*	—	Amendment to the Executive Agreement of Robert Hampton, effective January 1, 2009.
21	.1*	—	List of subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24	.1*		Powers of Attorney for Directors.
31	.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31	.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32	.1***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
32	.2***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.