Form 10-Q
period 2009-03-31
OIL STATES INTERNATIONAL, INC
filed 2009-05-08
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES ☐     NO ☐
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
YES ☐     NO ☑
The Registrant had 49,573,826 shares of common stock outstanding and 3,223,462 shares of treasury stock as of April 30, 2009.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
		AS ADJUSTED
		(NOTE 11)
Revenues	$667,098	$601,247

Costs and expenses:
Cost of sales and services	520,209	445,085
Selling, general and administrative expenses	34,646	32,107
Depreciation and amortization expense	28,022	22,728
Other operating income	(676)	(11)

	582,201	499,909

Operating income	84,897	101,338

Interest expense	(4,245)	(6,699)
Interest income	318	922
Equity in earnings of unconsolidated affiliates	460	1,495
Other income	162	361

Income before income taxes	81,592	97,417
Income tax expense	(25,346)	(31,747)

Net income	56,246	65,670
Less: Net income attributable to noncontrolling interest	118	140

Net income attributable to Oil States International, Inc.	$56,128	$65,530

Net income per share attributable to Oil States International, Inc. common stockholders
Basic	$1.13	$1.33
Diluted	$1.13	$1.29

Weighted average number of common shares outstanding:
Basic	49,517	49,422
Diluted	49,664	50,900
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2009	2008
		AS ADJUSTED
		(NOTE 11)
ASSETS

Current assets:
Cash and cash equivalents	$40,340	$30,199
Accounts receivable, net	415,765	575,982
Inventories, net	575,195	612,488
Prepaid expenses and other current assets	17,625	18,815

Total current assets	1,048,925	1,237,484

Property, plant, and equipment, net	692,404	695,338
Goodwill, net	303,931	305,441
Investments in unconsolidated affiliates	6,289	5,899
Other non-current assets	34,737	54,356

Total assets	$2,086,286	$2,298,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$209,112	$371,789
Income taxes	16,994	52,546
Current portion of long-term debt	4,940	4,943
Deferred revenue	116,265	105,640
Other current liabilities	687	1,587

Total current liabilities	347,998	536,505

Long-term debt	376,938	449,058
Deferred income taxes	67,223	64,780
Other noncurrent liabilities	12,077	12,634

Total liabilities	804,236	1,062,977

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	527	526
Additional paid-in capital	456,105	453,733
Retained earnings	957,129	901,001
Accumulated other comprehensive loss	(40,230)	(28,409)
Treasury stock	(92,107)	(91,831)

Total Oil States International, Inc. stockholders’ equity	1,281,424	1,235,020

Noncontrolling interest	626	521

Total stockholders’ equity	1,282,050	1,235,541

Total liabilities and stockholders’ equity	$2,086,286	$2,298,518

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2009	2008
		AS ADJUSTED
		(NOTE 11)
Cash flows from operating activities:
Net Income	$56,246	$65,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,022	22,728
Deferred income tax provision	97	5,087
Excess tax benefits from share-based payment arrangements	—	(649)
Equity in earnings of unconsolidated subsidiaries, net of dividends	(460)	(1,495)
Non-cash compensation charge	2,901	2,561
Accretion of debt discount	1,642	1,529
(Gain) loss on disposal of assets	40	(174)
Other, net	703	635
Changes in working capital	8,590	(17,511)

Net cash flows provided by operating activities	97,781	78,381

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(29,287)
Capital expenditures	(32,670)	(60,845)
Proceeds from note receivable	21,166	—
Other, net	(2,706)	502

Net cash flows used in investing activities	(14,210)	(89,630)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	(72,560)	9,812
Debt repayments	(111)	(51)
Issuance of common stock	—	2,290
Purchase of treasury stock	—	(129)
Excess tax benefits from share-based payment arrangements	—	649
Other, net	(275)	(310)

Net cash flows provided by (used in) financing activities	(72,946)	12,261

Effect of exchange rate changes on cash	(410)	(353)

Net increase in cash and cash equivalents from continuing operations	10,215	659
Net cash used in discontinued operations — operating activities	(74)	(16)
Cash and cash equivalents, beginning of period	30,199	30,592

Cash and cash equivalents, end of period	$40,340	$31,235

Non-cash investing and financing activities:
Building capital lease	$—	$8,304
Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	—	149,110
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
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2008.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption was permitted, provided the company had not yet issued financial statements, including for interim periods, for that fiscal year. We adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statements of financial position, results of operations or cash flows. In the first quarter of 2009, we adopted the remaining provisions of SFAS 157 and such adoption did not have a material effect on our consolidated statements of financial position, results of operations or cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R was effective beginning January 1, 2009; accordingly, any business combinations we engage in after this date will be recorded and disclosed in accordance with this statement. No business combination transactions occurred during the three months ended March 31, 2009.
     In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively. Effective January 1, 2009, we have presented our noncontrolling interests in accordance with this standard.
     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which changed the accounting for our Contingent Convertible Senior Subordinated 2 3/8% Notes (2 3/8% Notes). Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The difference between bond cash proceeds and the estimated fair value is recorded as a debt discount and accreted to interest expense over the expected life of the bond. Although the FSP has no impact on the Company’s actual past or future cash flows, it requires the Company to record a material increase in non-cash interest expense as the debt discount is amortized. The FSP became effective for the Company beginning January 1, 2009 and is applied retrospectively to all periods presented. See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Accounts receivable:
Trade	$349,064	$456,975
Unbilled revenue	68,626	119,907
Other	2,470	3,268

Total accounts receivable	420,160	580,150
Allowance for doubtful accounts	(4,395)	(4,168)

	$415,765	$575,982

	MARCH 31,	DECEMBER 31,
	2009	2008
Inventories:
Tubular goods	$369,329	$396,462
Other finished goods and purchased products	70,654	88,848
Work in process	70,420	65,009
Raw materials	72,178	68,881

Total inventories	582,581	619,200
Inventory reserves	(7,386)	(6,712)

	$575,195	$612,488

	ESTIMATED	MARCH 31,	DECEMBER 31,
	USEFUL LIFE	2009	2008
Property, plant and equipment:
Land		$18,259	$18,298
Buildings and leasehold improvements	3-50 years	136,932	135,080
Machinery and equipment	2-29 years	276,201	270,434
Accommodations assets	10-15 years	307,854	300,765
Rental tools	4-10 years	146,907	141,644
Office furniture and equipment	1-10 years	26,807	26,506
Vehicles	2-10 years	69,779	68,645
Construction in progress		47,068	49,915

Total property, plant and equipment		1,029,807	1,011,287
Less: Accumulated depreciation		(337,403)	(315,949)

		$692,404	$695,338

	MARCH 31,	DECEMBER 31,
	2009	2008
Accounts payable and accrued liabilities:
Trade accounts payable	$159,839	$307,132
Accrued compensation	21,291	35,864
Accrued insurance	8,086	7,551
Accrued taxes, other than income taxes	6,039	7,257
Reserves related to discontinued operations	2,470	2,544
Other	11,387	11,441

	$209,112	$371,789

4. EARNINGS PER SHARE
The calculation of earnings per share attributable to Oil States International, Inc. is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
		AS ADJUSTED
		(NOTE 11)
Basic earnings per share:
Net income attributable to Oil States International, Inc.	$56,128	$65,530

Weighted average number of shares outstanding	49,517	49,422

Basic earnings per share	$1.13	$1.33

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$56,128	$65,530

Weighted average number of shares outstanding	49,517	49,422
Effect of dilutive securities:
Options on common stock	104	425
2 3/8% Convertible Senior Subordinated Notes	—	943
Restricted stock awards and other	43	110

Total shares and dilutive securities	49,664	50,900

Diluted earnings per share	$1.13	$1.29
     Our calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008 excludes 2,224,516 shares and 672,960 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.
5. BUSINESS ACQUISITIONS AND GOODWILL
     On February 1, 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., an accommodations lodge (Christina Lake Lodge) in the Conklin area of Alberta, Canada. Christina Lake Lodge provides lodging and catering in the southern area of the oil sands region. Consideration for the lodge consisted of $6.9 million in cash, net of cash acquired, including transaction costs, funded from borrowings under the Company’s existing credit facility, and the assumption of certain liabilities and is subject to post-closing working capital adjustments. The Christina Lake Lodge has been included in the accommodations business within the well site services segment since the date of acquisition.

     On February 15, 2008, we acquired a waterfront facility on the Houston ship channel for use in our offshore products segment. This waterfront facility expanded our ability to manufacture, assemble, test and load out larger subsea production and drilling rig equipment thereby expanding our capabilities. Consideration paid for the facility was approximately $22.9 million in cash, including transaction costs, funded from borrowings under the Company’s existing credit facility.
     Changes in the carrying amount of goodwill for the three month period ended March 31, 2009 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency	Balance as of
	January 1,	and	translation and	March 31,
	2009	adjustments	other changes	2009
Offshore Products	$85,074	$—	$(82)	$84,992
Well Site Services	220,367	—	(1,428)	218,939

Total	$305,441	$—	$(1,510)	$303,931

6. DEBT
     As of March 31, 2009 and December 31, 2008, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(Unaudited)	As Adjusted
		(Note 11)
U.S. revolving credit facility which matures on December 5, 2011, with available commitments up to $325 million and with an average interest rate of 1.3% for the three month period ended March 31, 2009	$167,500	$226,000
Canadian revolving credit facility which matures on December 5, 2011, with available commitments up to $175 million and with an average interest rate of 2.2% for the three month period ended March 31, 2009	47,611	61,244
2 3/8% contingent convertible senior subordinated notes, net — due 2025	150,753	149,110
Subordinated unsecured notes payable to sellers of businesses, interest rate of 6%, maturing in 2009	4,500	4,500
Capital lease obligations and other debt	11,514	13,147

Total debt	381,878	454,001
Less: current maturities	(4,940)	(4,943)

Total long-term debt	$376,938	$449,058

     As of March 31, 2009, we have classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a noncurrent liability because certain contingent conversion thresholds based on the Company’s stock price were not met at that date and, as a result, note holders could not present their notes for conversion during the quarter following the March 31, 2009 measurement date.  The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods.  As of March 31, 2009, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder.  The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date in July 2012 of the 2 3/8% Notes and general market liquidity, among other factors.
     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which changed the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.
     At March 31, 2009, the Company had approximately $40.3 million of cash and cash equivalents. In addition, at March 31, 2009, $265.3 million of the Company’s $500 million U.S. and Canadian revolving credit facility was available for future financing needs.

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	THREE MONTHS
	ENDED MARCH 31,
	2009	2008
		As Adjusted
		(Note 11)
Net income	$56,246	$65,670
Other comprehensive loss:
Cumulative translation adjustment	(11,821)	(12,496)

Total other comprehensive loss	(11,821)	(12,496)

Comprehensive income	44,425	53,174
Comprehensive income attributable to noncontrolling interest	(118)	(140)

Comprehensive income attributable to Oil States International, Inc.	$44,307	$53,034

Shares of common stock outstanding — January 1, 2009	49,500,708

Shares issued upon exercise of stock options and vesting of stock awards	89,935
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(16,817)

Shares of common stock outstanding — March 31, 2009	49,573,826

8. STOCK BASED COMPENSATION
     During the first three months of 2009, we granted restricted stock awards totaling 120,246 shares valued at $2.0 million. A total of 119,500 of these awards vest in four equal annual installments and the remaining 746 awards vested immediately. A total of 714,450 stock options were awarded in the three months ended March 31, 2009 with an average exercise price of $16.65 and a six-year term that will vest in annual 25% increments over the next four years.
     Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2009 and March 31, 2008 totaled $2.9 million and $2.6 million, or $0.04 and $0.03 per diluted share after tax, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2009 was $1.5 million. At March 31, 2009, $22.2 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     The Company’s income tax provision for the three months ended March 31, 2009 totaled $25.3 million, or 31.1%, of pretax income compared to $31.7 million, or 32.6%, of pretax income for the three months ended March 31, 2008. The lower effective tax rate in 2009 was primarily due to increased foreign sourced income, primarily from Canada, which is taxed at lower statutory rates.
10. SEGMENT AND RELATED INFORMATION
     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified the following reportable segments: well site services, offshore products and tubular services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. The separate business lines within the well site services segment have been disclosed to provide additional detail for that segment. Results of a portion of our Canadian business related to the provision of work force accommodations, catering and logistics services are seasonal with a major part of expected activity occurring in the winter drilling season.

     Financial information by business segment for each of the three months ended March 31, 2009 and 2008 is summarized in the following table (in thousands):

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended March 31, 2009
Well Site Services -
Accommodations	$141,831	$8,441	$48,244	$12,235	$496,805
Rental tools	71,726	9,956	3,644	11,794	455,535
Drilling and other	17,284	6,433	(3,494)	5,212	129,302

Total Well Site Services	230,841	24,830	48,394	29,241	1,081,642
Offshore Products	127,998	2,694	21,185	3,068	494,592
Tubular Services	308,259	376	22,911	95	494,713
Corporate and Eliminations	—	122	(7,593)	266	15,339

Total	$667,098	$28,022	$84,897	$32,670	$2,086,286

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended March 31, 2008
Well Site Services -
Accommodations	$146,258	$7,808	$52,808	$28,294	$522,491
Rental tools	82,492	7,836	17,631	17,508	436,987
Drilling and other (1)	36,804	4,037	6,053	9,757	194,727

Total Well Site Services	265,554	19,681	76,492	55,559	1,154,205
Offshore Products	126,922	2,653	21,446	4,824	473,547
Tubular Services	208,771	328	9,521	447	359,810
Corporate and Eliminations	—	66	(6,121)	15	16,116

Total	$601,247	$22,728	$101,338	$60,845	$2,003,678

(1)	We have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction in which we sold our workover services business to Boots & Coots as “Drilling and other.”
11. ADOPTION OF FSP APB 14-1
     Effective January 1, 2009, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement.)” Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires retrospective restatement of all periods presented back to the date of issuance with the cumulative effect of the change in accounting principle on prior periods being recognized as of the beginning of the first period. The adoption of FSP APB 14-1 affects the accounting, both retrospectively and prospectively, for our 2 3/8% Notes issued in June 2005. Although the FSP has no impact on the Company’s actual past or future cash flows, it requires the Company to record a material increase in non-cash interest expense as the debt discount is amortized.
     The following tables present the effect of our adoption of FSP APB 14-1 on our condensed consolidated statement of income for the three months ended March 31, 2008 and our condensed consolidated balance sheet as of December 31, 2008, applied retrospectively (in thousands, except per share data):

	Three months ended March 31, 2008
	Prior to	Effect of
	adoption	adoption	As adjusted
	As Adjusted
Interest expense	$5,227	$1,472	$6,699

Income before income taxes	98,889	(1,472)	97,417
Net income	66,607	(937)	65,670
Net income attributable to Oil States International, Inc.	$66,467	$(937)	$65,530

Net income per share attributable to Oil States International common stockholders:
Basic	$1.34	$(0.01)	$1.33
Diluted	$1.31	$(0.02)	$1.29

	December 31, 2008
	Prior to	Effect of
	adoption	adoption	As adjusted
Other non-current assets	$55,085	$(729)	$54,356
Total assets	2,299,247	(729)	2,298,518

Long-term debt	$474,948	$(25,890)	$449,058
Deferred income taxes	55,646	9,134	64,780
Total liabilities	1,079,733	(16,756)	1,062,977

Additional paid-in capital	425,284	28,449	453,733
Retained earnings	913,423	(12,422)	901,001
Total Oil States International, Inc. stockholders’ equity	1,218,993	16,027	1,235,020
Total stockholders’ equity	1,219,514	16,027	1,235,541
Total liabilities and stockholders’ equity	$2,299,247	$(729)	$2,298,518
     Debt issue costs, recorded in other noncurrent assets, decreased $0.7 million, representing the cumulative adjustment caused by the reclassification of a portion of debt issue costs to additional paid-in capital as required by FSP APB 14-1.
     The cumulative effect of the change on retained earnings as of January 1, 2008, is $8.6 million due to the retrospective increase in interest expense for 2005, 2006 and 2007.
     The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	March 31, 2009	December 31, 2008
Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449

Principal amount of the liability component	$175,000	$175,000
Less: Unamortized discount	(24,247)	(25,890)

Net carrying amount of the liability component	$150,753	$149,110

     Following our adoption of FSP APB 14-1, the effective interest rate was 7.17% for our 2 3/8% Notes. Interest expense, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Interest expense	$2,681	$2,568

March 31, 2009
Remaining period over which discount will be amortized	3.3 years
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	n/a
Conversion value in excess of principal amount (1)	n/a
Derivative transactions entered into in connection with the convertible notes	None

(1)	As of March 31, 2009, no shares would be issuable since the closing stock price of $13.42 is less than the conversion price.
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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 20, 2009. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
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
     We have a diversified product and service offering which has exposure to activities conducted throughout the oil and gas cycle. Demand for our tubular services, land drilling and rental tool businesses is highly correlated to changes in the drilling rig count in the United States and Canada. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Drilling Rig Count for
	Three Months Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
U.S. Land	1,269	1,830	1,711
U.S. Offshore	57	68	59

Total U.S	1,326	1,898	1,770
Canada	329	408	507

Total North America	1,655	2,306	2,277

     The average North American rig count for the three months ended March 31, 2009 decreased by 622 rigs, or 27.3%, compared to the three months ended March 31, 2008. As of May 1, 2009, the North American rig count has decreased to 1,012 rigs.
     The current global financial crisis and economic slowdown has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit and has contributed to factors causing worldwide recessionary conditions. The uncertainty surrounding future economic activity levels, the tightening of credit availability and the substantially reduced cash flow of our customers have resulted in significantly decreased activity levels for some of our businesses. Spending cuts have been announced by our customers as a result of reduced oil and gas price expectations and the U.S. and North American active rig count and future rig count forecasts have been reduced significantly. We have experienced a significant decline in utilization of our drilling rigs beginning in late 2008 and continuing in the first quarter of 2009. Oil and gas prices have also declined precipitously from record highs reached in 2008. Decreased energy prices and drilling have also negatively impacted our other well site services businesses and tubular services business in 2009.
     Although we have reduced our capital spending plans for 2009, our well site services segment results for the first three months of 2009 benefited from capital spending, which aggregated $200 million in the twelve months ended March 31, 2009 in that segment and included $93 million invested in our accommodations business, primarily in support of oil sands development in Canada, $69 million in our rental tools business for rental tools and facilities and $38 million invested in our drilling services business, primarily for new rig construction.
     For the first three months of 2009, the Canadian dollar was valued at an average exchange rate of U.S. $0.81 compared to U.S. $1.00 for the first three months of 2008, a decrease of 19%. This weakening of the Canadian dollar had a significant negative impact on the translation of earnings generated from our Canadian subsidiaries.
     The rental tool and drilling services businesses were negatively impacted in a material fashion during the first quarter of 2009 by an industry wide reduction in drilling and completion activity. This reduction in activity accelerated during the quarter and has led to increased competition, which we continue to experience currently.
     The major U.S. steel mills increased OCTG prices during 2008 because of high product demand, overall tight supplies and also in response to raw material and other cost increases. However, steel prices are declining on a global basis currently and industry inventories have increased significantly as a result of earlier customer commitments to purchase OCTG as the rig count has declined. We expect that these recent trends will have a material detrimental impact on OCTG pricing and, accordingly, on our revenues and margins realized during the remaining quarters of 2009 in the tubular services segment. These trends could also negatively impact the valuation of our OCTG inventory, potentially resulting in future lower of cost or market write-downs.
     We continue to monitor the effect of the financial crisis on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to estimate the effect on our Company. We have reduced our capital spending significantly in 2009 compared to 2008. We currently expect that 2009 capital expenditures will total $139.0 million compared to 2008 capital expenditures of $247.4 million. Our 2009 capital expenditures include funding to complete projects in progress at December 31, 2008, including expansion of our Wapasu Creek facility, for international expansion at offshore products and for ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we continue to focus on industry inventory levels, future drilling and completion activity and OCTG prices. Throughout our businesses, we have implemented a variety of cost saving measures in response to industry conditions to reduce expense levels in line with decreased revenues.
Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED
	MARCH 31,
			Variance
			2009 vs. 2008
	2009	2008	$	%
Revenues
Well Site Services -
Accommodations	$141.8	$146.2	$(4.4)	(3%)
Rental Tools	71.7	82.5	(10.8)	(13%)
Drilling and Other	17.3	36.8	(19.5)	(53%)

Total Well Site Services	230.8	265.5	(34.7)	(13%)
Offshore Products	128.0	126.9	1.1	1%
Tubular Services	308.3	208.8	99.5	48%

Total	$667.1	$601.2	$65.9	11%

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services -
Accommodations	$79.9	$79.6	$0.3	0%
Rental Tools	49.8	48.1	1.7	4%
Drilling and Other	13.6	26.0	(12.4)	(48%)

Total Well Site Services	143.3	153.7	(10.4)	(7%)
Offshore Products	95.4	95.4	0.0	0%
Tubular Services	281.5	196.0	85.5	44%

Total	$520.2	$445.1	$75.1	17%

Gross margin
Well Site Services -
Accommodations	$61.9	$66.6	$(4.7)	(7%)
Rental Tools	21.9	34.4	(12.5)	(36%)
Drilling and Other	3.7	10.8	(7.1)	(66%)

Total Well Site Services	87.5	111.8	(24.3)	(22%)
Offshore Products	32.6	31.5	1.1	3%
Tubular Services	26.8	12.8	14.0	109%

Total	$146.9	$156.1	$(9.2)	(6%)

Gross margin as a percent of revenues
Well Site Services -
Accommodations	44%	46%
Rental Tools	31%	42%
Drilling and Other	21%	29%
Total Well Site Services	38%	42%
Offshore Products	25%	25%
Tubular Services	9%	6%
Total	22%	26%
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
     We reported net income attributable to Oil States International, Inc. for the quarter ended March 31, 2009 of $56.1 million, or $1.13 per diluted share. These results compare to $65.5 million, or $1.29 per diluted share, reported for the quarter ended March 31, 2008.
     Revenues. Consolidated revenues increased $65.9 million, or 11%, in the first quarter of 2009 compared to the first quarter of 2008.

     Our well site services revenues decreased $34.7 million, or 13%, in the first quarter of 2009 compared to the first quarter of 2008. This decrease was primarily due to reductions in both activity and pricing from the Company’s North American drilling and rental tools operations as a result of the 27% year-over-year decrease in the North American rig count. Our rental tool revenues decreased $10.8 million, or 13%, primarily due to lower rental utilization and pricing. Our drilling and other revenues decreased $19.5 million, or 53%, in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of lower drilling activity in all three of our operating regions with a more pronounced decline in West Texas. Our accommodations business reported revenues in the first quarter of 2009 that were $4.4 million, or 3%, below the first quarter of 2008. The decline in the accommodations revenue resulted from decreased oil and gas drilling activity levels in Canada and the weakening of the Canadian dollar versus the U.S. dollar, which were partially offset by a $36.0 million increase in third-party accommodations manufacturing revenues and the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada.
     Our offshore products revenues were essentially flat at $128.0 million in the first three months of 2009 compared to $126.9 million for the same period in 2008; however, our quarterly bookings year over year declined 44%.
     Tubular services revenues increased $99.5 million, or 48%, in the first quarter of 2009 compared to the first quarter of 2008 as a result of a 79% increase in average selling prices, partially offset by an 18% decrease in tons shipped in the first quarter of 2009 as a result of fewer wells drilled.
     Cost of Sales and Service. Our consolidated cost of sales increased $75.1 million, or 17%, in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of increased cost of sales at tubular services of $85.5 million, or 44%. Cost of sales increased due to higher OCTG prices charged by our suppliers. Our overall gross margin as a percent of revenues declined from 26% in the first quarter of 2008 to 22% in the first quarter of 2009 primarily due to lower margins realized in our well site services segment during 2009.
     Our well site services segment gross margin as a percent of revenues declined from 42% in the first quarter of 2008 to 38% in the first quarter of 2009. Our accommodations cost of sales increased $0.3 million, or less than 1%, in the first quarter of 2009 compared to the first quarter of 2008 due to a $26.1 million increase in third-party accommodations manufacturing and installation costs, which were only partially offset by a reduction in costs stemming from the implementation of cost saving measures in response to the lower oil and gas drilling activity levels in Canada and the weakening of the Canadian dollar versus the U.S. dollar. Our accommodations gross margin as a percent of revenues decreased from 46% in the first quarter of 2008 to 44% in the first quarter of 2009 primarily as a result of the reduction in traditional Canadian drilling activity. Our rental tool gross margin as a percent of revenues declined from 42% in the first quarter of 2008 to 31% in the first quarter of 2009 primarily due to significant reductions in drilling and completion activity in both Canada and the U.S., which negatively impacted demand for our equipment and services.
     Our drilling services cost of sales decreased $12.4 million, or 48%, in the first quarter of 2009 compared to the first quarter of 2008 as a result of significantly reduced rig utilization in each of our operating areas, which led to significant cost reductions being made. This decline in drilling activity levels also resulted in our drilling services gross margin as a percent of revenues decreasing from 29% in the first quarter of 2008 to 21% in the first quarter of 2009.
     Our offshore products segment gross margin as a percentage of revenues was 25% in both the first quarter of 2008 and 2009.
     Tubular services segment cost of sales increased by $85.5 million, or 44%, as a result of higher pricing charged by the OCTG suppliers partially offset by lower tonnage shipped. Our tubular services gross margin as a percentage of revenues increased from 6% in the first quarter of 2008 to 9% in the first quarter of 2009 due to customer commitments made in the second half of 2008 at higher prices than realized in the first quarter of 2008.
     Selling, General and Administrative Expenses. SG&A increased $2.5 million, or 8%, in the first quarter of 2009 compared to the first quarter of 2008 due primarily to an increase in personnel costs, benefits and commissions at our offshore products segment which was partially driven by a reclassification of costs formerly classified as operating expenses.

     Depreciation and Amortization. Depreciation and amortization expense increased $5.3 million, or 23%, in the first quarter of 2009 compared to the same period in 2008 due primarily to capital expenditures made during the previous twelve months.
     Operating Income. Consolidated operating income decreased $16.4 million, or 16%, in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of a decrease in operating income of our well site services segment of $28.1 million, or 37%, which was only partially offset by an increase in our tubular services segment of $13.4 million, or 141%.
     Interest Expense and Interest Income. Net interest expense decreased by $1.9 million, or 32%, in the first quarter of 2009 compared to the first quarter of 2008 due to lower interest rates under our revolving credit facility and lower debt levels. The weighted average interest rate on the Company’s revolving credit facility was 1.5% in the first quarter of 2009 compared to 4.8% in the first quarter of 2008.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $1.0 million, or 69%, lower in the first quarter of 2009 than in the first quarter of 2008 primarily due to the sale, in August of 2008, of our remaining investment in Boots & Coots.
     Income Tax Expense. Our income tax provision for the first quarter of 2009 totaled $25.3 million, or 31.1%, of pretax income compared to $31.7 million, or 32.6%, of pretax income for the three months ended March 31, 2008. The lower effective tax rate was primarily due to increased foreign sourced income, primarily from Canada, which is taxed at lower statutory rates.
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
     Cash totaling $97.8 million was provided by operations during the first three months of 2009 compared to cash totaling $78.4 million provided by operations during the first three months of 2008. During the first three months of 2009, $8.6 million was provided by working capital, primarily due to the collection of receivables and decreased inventory levels in our tubular services segment. During the first three months of 2008, $17.5 million was used to fund working capital changes primarily for an increase in receivables caused by our growth in Canada.
     Cash was used in investing activities during the three months ended March 31, 2009 and 2008 in the amount of $14.2 million and $89.6 million, respectively. Capital expenditures, including capitalized interest, totaled $32.7 million and $60.8 million during the three months ended March 31, 2009 and 2008, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment particularly for accommodations investments made in support of Canadian oil sands development. In the three months ended March 31, 2009, we received $21.2 million from Boots & Coots in full satisfaction of their note receivable.

     In the three months ended March 31, 2008, we spent cash of $29.3 million to acquire Christina Lake Lodge in Northern Alberta, Canada to expand our oil sands capacity in our well site services segment and to acquire a waterfront facility on the Houston ship channel for use in the offshore products segment. There were no acquisitions made by the Company during the three months ended March 31, 2009.
     The cash consideration paid for all of our acquisitions was funded utilizing our existing bank credit facility.
     Our capital spending was significantly reduced in the first three months of 2009 compared to 2008. We currently expect to spend a total of approximately $139 million for capital expenditures during 2009 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and borrowings under our revolving credit facility. If there is a significant decrease in demand for our products and services as a result of further declines in the actual and longer term expected price of oil and gas, we may further reduce our capital expenditures and have reduced requirements for working capital, especially in our tubular services segment, both of which would increase operating cash flow and liquidity. However, such an environment might also increase the availability of attractive acquisitions which would draw on such liquidity.
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
     Net cash of $72.9 million was used in financing activities during the three months ended March 31, 2009, primarily as a result of debt repayments, primarily under our revolving credit facility. A total of $12.3 million was provided by financing activities during the three months ended March 31, 2008, primarily as a result of borrowings under our revolving credit facility.
     Stock Repurchase Program. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50.0 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. Through March 31, 2009, a total of $90.1 million of our stock (3,162,344 shares), has been repurchased under this program, leaving a total of up to approximately $59.9 million remaining available under the program to make share repurchases. We will continue to evaluate future share repurchases in the context of allocating capital among other corporate opportunities including capital expenditures and acquisitions and in the context of current conditions in the credit and capital markets.
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
     As of March 31, 2009, we had $215.1 million outstanding under the Credit Facility and an additional $19.6 million of outstanding letters of credit, leaving $265.3 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $7.8 million. As of March 31, 2009, we had $2.7 million outstanding under these other facilities and an additional $1.0 million of outstanding letters of credit leaving $4.1 million available to be drawn under these facilities. Our total debt represented 23.0% of our total debt and shareholders’ equity at March 31, 2009 compared to 26.9% at December 31, 2008 and 29.0% at March 31, 2008.
     As of March 31, 2009, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a noncurrent liability because certain contingent conversion thresholds based on the Company’s stock price were not met at that date and, as a result, note holders could not present their notes for conversion during the quarter following the March 31, 2009 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of March 31, 2009, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. The trading price for the 2 3/8% Notes is dependent on current market conditions, the length of time until the first put / call date in July 2012 of the 2 3/8% Notes and general market liquidity, among other factors.
     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” which changed the accounting for our 2 3/8% Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity is required to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 11 to the Unaudited Consolidated Condensed Financial Statements in this quarterly report on Form 10-Q.
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
Tangible and Intangible Assets, including Goodwill
     Our goodwill totals $303.9 million, or 14.6%, of our total assets, as of March 31, 2009. The assessment of impairment on long-lived assets, intangibles and investments in unconsolidated subsidiaries, is conducted whenever changes in the facts and circumstances indicate a loss in value has occurred. The determination of the amount of impairment would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether a decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.
     We review each reporting unit, as defined in Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” to assess goodwill for potential impairment. Our reporting units include accommodations, rental tools, drilling, offshore products and tubular services. There is no remaining goodwill in our drilling or tubular services reporting units subsequent to the full write-off of goodwill at those reporting units as of December 31, 2008. As part of the goodwill impairment analysis, we estimate the implied fair value of each reporting unit (IFV) and compare the IFV to the carrying value of such unit (the Carrying Value). Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process. In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. We utilized, depending on circumstances, trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables to estimate the IFV. The IFV of our reporting units is affected by future oil and gas prices, anticipated spending by our customers, and the cost of capital. If the carrying amount of a reporting unit exceeds its IFV, goodwill is considered to be potentially impaired and additional analysis in accordance with SFAS 142 is conducted to determine the amount of impairment, if any.
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

Stock Based Compensation
     Since the adoption of Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-based Payments,” we are required to estimate the fair value of stock compensation made pursuant to awards under our 2001 Equity Participation Plan (Plan). An initial estimate of fair value of each stock option or restricted stock award determines the amount of stock compensation expense we will recognize in the future. To estimate the value of stock option awards under the Plan, we have selected a fair value calculation model. We have chosen the Black Scholes “closed form” model to value stock options awarded under the Plan. We have chosen this model because our option awards have been made under straightforward and consistent vesting terms, option prices and option lives. Utilizing the Black Scholes model requires us to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future stock compensation expense recognition. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of March 31, 2009, we had floating rate obligations totaling approximately $217.8 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2009 levels, our consolidated interest expense would increase by a total of approximately $2.2 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2009, our realized foreign exchange gains were $0.6 million and are included in other operating income in the consolidated statements of income.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.

     Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2008 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
     None
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
January 1, 2009 -	—	—	3,162,344	$59,923,188
January 31, 2009
February 1, 2009 -	—	—	3,162,344	$59,923,188
February 28, 2009
March 1, 2009 -	—	—	3,162,344	$59,923,188 (1)
March 31, 2009
Total	—	—	3,162,344	$59,923,188

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008. On January 11, 2008, an additional $50 million was approved for the repurchase program and the duration of the program was extended to December 31, 2009.
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None

ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Commission on June 23, 2005 and July 13, 2005).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.
Date: May 8, 2009	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: May 8, 2009	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Oil States’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof) (incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005).

31.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Furnished herewith.