Form 10-Q
period 2009-06-30
OIL STATES INTERNATIONAL, INC
filed 2009-07-30
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
The Registrant had 49,651,602 shares of common stock outstanding and 3,232,118 shares of treasury stock as of
July 28, 2009.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
		AS ADJUSTED		AS ADJUSTED
		(NOTE 11)		(NOTE 11)
Revenues	$456,334	$631,364	$1,123,433	$1,232,611

Costs and expenses:
Cost of sales and services	361,692	478,435	881,902	923,519
Selling, general and administrative expenses	33,768	35,976	68,413	68,083
Depreciation and amortization expense	28,647	25,689	56,670	48,417
Impairment of goodwill	94,528	—	94,528	—
Other operating expense	935	244	258	234

	519,570	540,344	1,101,771	1,040,253

Operating income/(loss)	(63,236)	91,020	21,662	192,358

Interest expense	(3,856)	(6,061)	(8,101)	(12,760)
Interest income	4	894	323	1,815
Equity in earnings of unconsolidated affiliates	475	1,242	934	2,737
Gain on sale of investment	—	2,708	—	2,708
Other income/(expense)	(59)	(168)	103	194

Income/( loss) before income taxes	(66,672)	89,635	14,921	187,052
Income tax (expense) benefit	3,303	(30,338)	(22,044)	(62,085)

Net income/(loss)	(63,369)	59,297	(7,123)	124,967
Less: Net income attributable to noncontrolling interest	117	89	235	230

Net income/(loss) attributable to Oil States International, Inc.	$(63,486)	$59,208	$(7,358)	$124,737

Net income/(loss) per share attributable to Oil States International, Inc. common stockholders
Basic	$(1.28)	$1.19	$(0.15)	$2.52
Diluted	$(1.28)	$1.13	$(0.15)	$2.41

Weighted average number of common shares outstanding:
Basic	49,581	49,633	49,549	49,527
Diluted	49,581	52,627	49,549	51,763
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	JUNE 30,	DECEMBER 31,
	2009	2008
		AS ADJUSTED
		(NOTE 11)
ASSETS

Current assets:
Cash and cash equivalents	$56,099	$30,199
Accounts receivable, net	319,690	575,982
Inventories, net	502,999	612,488
Prepaid expenses and other current assets	16,741	18,815

Total current assets	895,529	1,237,484

Property, plant, and equipment, net	707,996	695,338
Goodwill, net	214,541	305,441
Investments in unconsolidated affiliates	4,639	5,899
Other non-current assets	35,115	54,356

Total assets	$1,857,820	$2,298,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$158,858	$371,789
Income taxes	8,691	52,546
Current portion of long-term debt	4,940	4,943
Deferred revenue	113,457	105,640
Other current liabilities	916	1,587

Total current liabilities	286,862	536,505

Long-term debt	238,881	449,058
Deferred income taxes	54,185	64,780
Other noncurrent liabilities	12,700	12,634

Total liabilities	592,628	1,062,977

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	529	526
Additional paid-in capital	459,104	453,733
Retained earnings	893,643	901,001
Accumulated other comprehensive income/(loss)	3,446	(28,409)
Treasury stock	(92,313)	(91,831)

Total Oil States International, Inc. stockholders’ equity	1,264,409	1,235,020

Noncontrolling interest	783	521

Total stockholders’ equity	1,265,192	1,235,541

Total liabilities and stockholders’ equity	$1,857,820	$2,298,518

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2009	2008
		AS ADJUSTED
		(NOTE 11)
Cash flows from operating activities:
Net Income/(loss)	$(7,123)	$124,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,670	48,417
Deferred income tax provision	(13,285)	6,372
Excess tax benefits from share-based payment arrangements	—	(3,108)
Loss on impairment of goodwill	94,528	—
Equity in earnings of unconsolidated subsidiaries, net of dividends	(934)	(2,484)
Non-cash compensation charge	5,818	5,124
Accretion of debt discount	3,314	3,086
Gains on sale of investment and disposals of assets	(260)	(2,788)
Other, net	1,841	1,091
Changes in working capital	130,627	7,449

Net cash flows provided by operating activities	271,196	188,126

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	18	(29,816)
Capital expenditures	(52,784)	(135,706)
Proceeds from note receivable	21,166	—
Proceeds from sale of investment	—	11,156
Other, net	(2,043)	894

Net cash flows used in investing activities	(33,643)	(153,472)

Cash flows from financing activities:
Revolving credit repayments	(216,572)	(28,738)
Debt repayments	(225)	(204)
Issuance of common stock	501	7,607
Purchase of treasury stock	—	(129)
Excess tax benefits from share-based payment arrangements	—	3,108
Other, net	(482)	(981)

Net cash flows provided by (used in) financing activities	(216,778)	(19,337)

Effect of exchange rate changes on cash	5,241	121

Net increase in cash and cash equivalents from continuing operations	26,016	15,438
Net cash used in discontinued operations – operating activities	(116)	(31)
Cash and cash equivalents, beginning of period	30,199	30,592

Cash and cash equivalents, end of period	$56,099	$45,999

Non-cash investing and financing activities:
Building capital lease	$—	$8,304
Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	—	145,913
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
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2008. Further, in connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the time of filing on July 30, 2009. There were no material subsequent events requiring additional disclosure in or amendment to the quarterly financial statements as of July 30, 2009.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption was permitted, provided the company had not yet issued financial statements, including for interim periods, for that fiscal year. We adopted those provisions of SFAS 157 that were unaffected by the delay in the first quarter of 2008. Such adoption did not have a material effect on our consolidated statements of financial position, results of operations or cash flows. In the first quarter of 2009, we adopted the remaining provisions of SFAS 157. Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R was effective beginning January 1, 2009; accordingly, any business combinations we engage in after this date will be recorded and disclosed in accordance with this statement. No business combination transactions occurred during the six months ended June 30, 2009.
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
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS 165, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This statement is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial condition, results of operation or disclosures contained in our notes to the condensed consolidated financial statements.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Accounts receivable, net:
Trade	$238,151	$456,975
Unbilled revenue	85,350	119,907
Other	1,372	3,268

Total accounts receivable	324,873	580,150
Allowance for doubtful accounts	(5,183)	(4,168)

	$319,690	$575,982

	JUNE 30,	DECEMBER 31,
	2009	2008
Inventories, net:
Tubular goods	$296,222	$396,462
Other finished goods and purchased products	81,368	88,848
Work in process	60,329	65,009
Raw materials	72,728	68,881

Total inventories	510,647	619,200
Inventory reserves	(7,648)	(6,712)

	$502,999	$612,488

	ESTIMATED	JUNE 30,	DECEMBER 31,
	USEFUL LIFE	2009	2008
Property, plant and equipment, net:
Land		$18,750	$18,298
Buildings and leasehold improvements	3-50 years	144,418	135,080
Machinery and equipment	2-29 years	282,949	270,434
Accommodations assets	10-15 years	331,265	300,765
Rental tools	4-10 years	149,702	141,644
Office furniture and equipment	1-10 years	27,990	26,506
Vehicles	2-10 years	70,759	68,645
Construction in progress		57,750	49,915

Total property, plant and equipment		1,083,583	1,011,287
Less: Accumulated depreciation		(375,587)	(315,949)

		$707,996	$695,338

	JUNE 30,	DECEMBER 31,
	2009	2008
Accounts payable and accrued liabilities:
Trade accounts payable	$104,510	$307,132
Accrued compensation	22,950	35,864
Accrued insurance	9,239	7,551
Accrued taxes, other than income taxes	6,874	7,257
Reserves related to discontinued operations	2,429	2,544
Other	12,856	11,441

	$158,858	$371,789

4. EARNINGS PER SHARE
     The calculation of earnings per share attributable to Oil States International, Inc. is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30,
	2009	2008	2009	2008
		AS ADJUSTED		AS ADJUSTED
		(NOTE 11)		(NOTE 11)
Basic earnings (loss) per share:
Net income/(loss) attributable to Oil States International, Inc.	$(63,486)	$59,208	$(7,358)	$124,737

Weighted average number of shares outstanding	49,581	49,633	49,549	49,527

Basic earnings (loss) per share	$(1.28)	$1.19	$(0.15)	$2.52

Diluted earnings (loss) per share:
Net income/(loss) attributable to Oil States International, Inc.	$(63,486)	$59,208	$(7,358)	$124,737

Weighted average number of shares outstanding	49,581	49,633	49,549	49,527
Effect of dilutive securities:
Options on common stock	—	614	—	519
2 3/8% Convertible Senior Subordinated Notes	—	2,238	—	1,591
Restricted stock awards and other	—	142	—	126

Total shares and dilutive securities	49,581	52,627	49,549	51,763

Diluted earnings (loss) per share	$(1.28)	$1.13	$(0.15)	$2.41

     Our calculation of diluted earnings per share for the three and six months ended June 30, 2009 excludes 2,063,763 shares and 2,144,140 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and six months ended June 30, 2008 excludes anti-dilutive shares of 196,793 and 434,877, respectively.
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
     In June 2009, we acquired the 51% majority interest in a venture we had previously accounted for under the equity method. The business acquired supplies accommodations and other services to mining operations in Canada. Consideration paid for the business was $2.3 million in cash and estimated contingent consideration of $0.3 million.
     Changes in the carrying amount of goodwill for the six month period ended June 30, 2009 are as follows (in thousands):

	Balance as of	Acquisitions	Foreign currency		Balance as of
	January 1,	and	translation and	Goodwill	June 30,
	2009	adjustments	other changes	impairment	2009
Offshore Products	$85,074	$—	$623	$—	$85,697
Well Site Services	220,367	337	2,668	(94,528)	128,844

Total	$305,441	$337	$3,291	$(94,528)	$214,541

     Based on a combination of factors (including the current global economic environment, the Company’s outlook for U.S. drilling activity and pricing and the current market capitalization for the Company and comparable oilfield service companies), and consistent with methodologies utilized by the Company in the past as described in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company concluded that the goodwill amounts previously recorded in its rental tools reporting unit were partially impaired as of June 30, 2009. The total goodwill impairment charge recognized in the second quarter of 2009 was $94.5 million before taxes and $84.5 million after-tax. This non-cash charge did not impact the Company’s liquidity position, its debt covenants or cash flows. The fair value measurements used for our goodwill impairment testing use significant unobservable Level 3 inputs which reflect our own assumptions about the assumptions that market participants would use in measuring fair value including assumptions about risk.

6. DEBT
     As of June 30, 2009 and December 31, 2008, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
		As Adjusted
	(Unaudited)	(Note 11)
U.S. revolving credit facility which matures on December 5, 2011, with available commitments up to $325 million and with an average interest rate of 1.3% for the six month period ended June 30, 2009	$77,200	$226,000
Canadian revolving credit facility which matures on December 5, 2011, with available commitments up to $175 million and with an average interest rate of 1.9% for the six month period ended June 30, 2009	—	61,244
2 3/8% contingent convertible senior subordinated notes, net — due 2025	152,425	149,110
Subordinated unsecured notes payable to sellers of businesses, interest rate of 6%, maturing in 2009	4,500	4,500
Capital lease obligations and other debt	9,696	13,147

Total debt	243,821	454,001
Less: current maturities	(4,940)	(4,943)

Total long-term debt	$238,881	$449,058

     As of June 30, 2009, we have classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a noncurrent liability because certain contingent conversion thresholds based on the Company’s stock price were not met at that date and, as a result, note holders could not present their notes for conversion during the quarter following the June 30, 2009 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
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
     At June 30, 2009, the Company had approximately $56.1 million of cash and cash equivalents. In addition, at June 30, 2009, $403.3 million of the Company’s $500 million U.S. and Canadian revolving credit facility was available for future financing needs.
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
     The fair value of our 2 3/8% contingent convertible senior notes is estimated based on prices quoted from third-party financial institutions. The carrying and fair values of these notes are as follows (in thousands):

		June 30, 2009		December 31, 2008
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
Principal amount due 2025	2 3/8%	$175,000	$176,792	$175,000	$133,613
Less: Unamortized discount		(22,575)	—	(25,890)	—

Net value		$152,425	$176,792	$149,110	$133,613

     As of June 30, 2009, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is estimated to be lower than carrying value since the terms of this facility are more favorable than those that might be expected to be available in the current credit and lending environment. We are unable to estimate the fair value of the Company’s bank debt due to the potential variability of expected outstanding balances under the facility.

7.	COMPREHENSIVE INCOME (LOSS) AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 11)		(Note 11)
Net income/(loss)	$(63,369)	$59,297	$(7,123)	$124,967
Other comprehensive income/(loss):
Cumulative translation adjustment	43,676	4,037	31,855	(8,459)
Unrealized gain on marketable securities	—	1,804	—	1,804

Total other comprehensive income/(loss)	43,676	5,841	31,855	(6,655)

Comprehensive income/(loss)	(19,693)	65,138	24,732	118,312
Comprehensive income attributable to noncontrolling interest	(117)	(89)	(235)	(230)

Comprehensive income/(loss) attributable to Oil States International, Inc.	$(19,810)	$65,049	$24,497	$118,082

Shares of common stock outstanding – January 1, 2009	49,500,708

Shares issued upon exercise of stock options and vesting of stock awards	166,967
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(24,329)

Shares of common stock outstanding – June 30, 2009	49,643,346

8. STOCK BASED COMPENSATION
     During the first six months of 2009, we granted restricted stock awards totaling 191,487 shares valued at $3.6 million. A total of 121,500 of these awards vest in four equal annual installments, 25,500 awards vest in their entirety only after three years of service, 43,328 awards made to directors vest after one year and the remaining 1,159 awards vested immediately as part of compensation paid to the chairman of the Company’s board of directors. A total of 768,650 stock options were awarded in the six months ended June 30, 2009 with an average exercise price of $17.20 and a six-year term. A total of 714,450 of these options vest in annual 25% increments over the next four years and the remaining 54,200 options vest in their entirety only after three years of service.
     Stock based compensation pre-tax expense recognized in the six month period ended June 30, 2009 totaled $5.8 million, or $0.08 per diluted share after tax (excluding the impact on the Company’s effective tax rate of the goodwill impairment recognized during the period.) Stock based compensation pre-tax expense recognized in the six month period ended June 30, 2008 totaled $5.1 million, or $0.07 per diluted share after tax. Stock based compensation pre-tax expense recognized in the three month period ended June 30, 2009 totaled $2.9 million, or $0.04 per diluted share after tax (excluding the impact on the Company’s effective tax rate of the goodwill impairment recognized during the period.) Stock based compensation pre-tax expense recognized in the three month period ended June 30, 2008 totaled $2.6 million, or $0.03 per diluted share after tax. The total fair value of restricted stock awards that vested during the six months ended June 30, 2009 was $2.5 million. At June 30, 2009, $21.5 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     The Company’s income tax benefit for the three months ended June 30, 2009 totaled $3.3 million, or 5.0% of pretax losses, compared to income tax expense of $30.3 million, or 33.8% of pretax income, for the three months ended June 30, 2008. The Company’s income tax provision for the six months ended June 30, 2009 totaled $22.0 million, or 147.7% of pretax income, compared to $62.1 million, or 33.2% of pretax income, for the six months ended June 30, 2008. The effective tax rates in the three and six months ended June 30, 2009 were negatively impacted by a significant amount of the goodwill impairment charges which were non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rates for the three and six months ended June 30, 2009 would have approximated 24.0% and 29.3%, respectively. The decrease in effective tax rates (excluding the goodwill impairment) from the prior year is largely the result of proportionately higher foreign sourced income in 2009 compared to 2008 which is taxed at lower statutory rates, coupled with domestic benefits derived from estimated tax losses.

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

     Financial information by business segment for each of the three and six months ended June 30, 2009 and 2008 is summarized in the following table (in thousands):

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended June 30, 2009
Well Site Services —
Accommodations	$88,400	$9,050	$25,770	$9,370	$496,513
Rental tools	53,629	9,859	(98,612)	4,975	342,699
Drilling and other	10,861	6,483	(6,313)	2,028	120,091

Total Well Site Services	152,890	25,392	(79,155)	16,373	959,303
Offshore Products	122,511	2,742	17,548	2,830	504,698
Tubular Services	180,933	377	5,967	101	378,664
Corporate and Eliminations	—	136	(7,596)	810	15,155

Total	$456,334	$28,647	$(63,236)	$20,114	$1,857,820

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Three months ended June 30, 2008
Well Site Services —
Accommodations	$80,880	$8,581	$17,257	$41,075	$515,164
Rental tools	84,576	9,036	16,293	17,443	447,491
Drilling and other (1)	44,426	4,810	10,794	10,667	194,798

Total Well Site Services	209,882	22,427	44,344	69,185	1,157,453
Offshore Products	139,850	2,859	24,936	5,057	500,147
Tubular Services	281,632	336	28,751	471	416,607
Corporate and Eliminations	—	67	(7,011)	148	22,334

Total	$631,364	$25,689	$91,020	$74,861	$2,096,541

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Six months ended June 30, 2009
Well Site Services —
Accommodations	$230,232	$17,491	$74,014	$21,604	$496,513
Rental tools	125,354	19,816	(94,967)	16,770	342,699
Drilling and other	28,145	12,916	(9,808)	7,240	120,091

Total Well Site Services	383,731	50,223	(30,761)	45,614	959,303
Offshore Products	250,510	5,436	38,734	5,898	504,698
Tubular Services	489,192	753	28,878	196	378,664
Corporate and Eliminations	—	258	(15,189)	1,076	15,155

Total	$1,123,433	$56,670	$21,662	$52,784	$1,857,820

	Revenues from	Depreciation
	unaffiliated	and	Operating	Capital
	customers	amortization	income (loss)	expenditures	Total assets
Six months ended June 30, 2008
Well Site Services —
Accommodations	$227,137	$16,389	$70,065	$69,368	$515,164
Rental tools	167,069	16,872	33,924	34,952	447,491
Drilling and other (1)	81,230	8,847	16,846	20,424	194,798

Total Well Site Services	475,436	42,108	120,835	124,744	1,157,453
Offshore Products	266,772	5,512	46,383	9,880	500,147
Tubular Services	490,403	664	38,272	919	416,607
Corporate and Eliminations	—	133	(13,132)	163	22,334

Total	$1,232,611	$48,417	$192,358	$135,706	$2,096,541

(1)	We have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction in which we sold our workover services business to Boots & Coots as “Drilling and other.”

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
The following tables present the effect of our adoption of FSP APB 14-1 on our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and our condensed consolidated balance sheet as of December 31, 2008, applied retrospectively (in thousands, except per share data):

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Prior to	Effect of	As	Prior to	Effect of	As
	adoption	adoption	adjusted	adoption	adoption	adjusted
Interest expense	$4,561	$1,500	$6,061	$9,788	$2,972	$12,760

Income before income taxes	91,135	(1,500)	89,635	190,024	(2,972)	187,052
Net income (a)	60,252	(955)	59,297	126,860	(1,893)	124,967
Net income attributable to Oil States International, Inc. (a)	$60,163	$(955)	$59,208	$126,630	$(1,893)	$124,737

Net income per share attributable to Oil States International common stockholders:
Basic	$1.21	$(0.02)	$1.19	$2.56	$(0.04)	$2.52
Diluted	$1.14	$(0.01)	$1.13	$2.45	$(0.04)	$2.41

	December 31, 2008
	Prior to	Effect of
	adoption	adoption	As adjusted
Other non-current assets	$55,085	$(729)	$54,356
Total assets	2,299,247	(729)	2,298,518

Long-term debt	$474,948	$(25,890)	$449,058
Deferred income taxes	55,646	9,134	64,780
Total liabilities	1,079,733	(16,756)	1,062,977

Additional paid-in capital	425,284	28,449	453,733
Retained earnings	913,423	(12,422)	901,001
Total Oil States International, Inc. stockholders’ equity (a)	1,218,993	16,027	1,235,020
Total stockholders’ equity (a)	1,219,514	16,027	1,235,541
Total liabilities and stockholders’ equity	$2,299,247	$(729)	$2,298,518

(a)	As adjusted for SFAS 160. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
     Debt issue costs at December 31, 2008, recorded in other noncurrent assets, decreased $0.7 million as a result of the adoption of FSP APB 14-1, representing the cumulative adjustment caused by the reclassification of a portion of debt issue costs to additional paid-in capital as required by FSP APB 14-1.
     The cumulative effect of the change on retained earnings as of January 1, 2008, is $8.6 million due to the retrospective increase in interest expense for the years 2005, 2006 and 2007.

     The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	June 30, 2009	December 31, 2008
Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449

Principal amount of the liability component	$175,000	$175,000
Less: Unamortized discount	(22,575)	(25,890)

Net carrying amount of the liability component	$152,425	$149,110

     Following our adoption of FSP APB 14-1, the effective interest rate was 7.17% for our 2 3/8% Notes. Interest expense, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest expense	$2,711	$2,596	$5,392	$5,162

June 30, 2009
Remaining period over which discount will be amortized	3.0 years
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	n/a
Conversion value in excess of principal amount (1)	n/a
Derivative transactions entered into in connection with the convertible notes	None

(1)	As of June 30, 2009, no shares would be issuable since the closing stock price of $24.21 is less than the conversion price.
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
Overview
     We provide a broad range of products and services to the oil and gas industry through our offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and gas reserves. Demand for our products and services by our customers is highly sensitive to current and expected oil and natural gas prices. Generally, our tubular services and well site services segments respond more rapidly to shorter-term movements in oil and natural gas prices except for our accommodations activities supporting oil sands developments which we believe are more tied to the long-term outlook for crude oil prices. Our offshore products segment provides highly engineered and technically designed products for offshore oil and gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production activities, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing. Sales and gross margins of our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled, and the level of OCTG inventory and pricing. Historically, tubular services’ gross margin expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide land drilling services, work force accommodations and associated services and rental tools. Demand for our drilling services is driven by land drilling activity in our primary drilling markets in Texas, Ohio and in the Rocky Mountains area in the U.S. Our rental tools and services depend primarily upon the level of drilling, completion and workover activity in North America. Our accommodations business is conducted principally in Canada and its activity levels are currently being driven primarily by oil sands development activities in northern Alberta.
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

	Average Drilling Rig Count for
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
U.S. Land	887	1,797	1,078	1,755
U.S. Offshore	49	67	53	62

Total U.S.	936	1,864	1,131	1,817
Canada	90	169	210	338

Total North America	1,026	2,033	1,341	2,155

     The average North American rig count for the three months ended June 30, 2009 decreased by 1,007 rigs, or 49.5%, compared to the three months ended June 30, 2008. As of July 24, 2009, the North American rig count has increased to 1,123 rigs.
     Since late 2008 and throughout 2009 to date, we have seen unprecedented declines in the global economic outlook that were initially fueled by the housing and credit crises which have led to reduced growth, and in some instances, decreased overall output. Energy prices have declined precipitously from prior record levels attained in 2008. Given our customers’ decreased cash flows caused by lower energy prices as well as shrinking credit availability affecting some of them, funds available for exploration and development have been reduced. This has led to material declines in the drilling rig count, particularly in North America. Although our Company remains financially strong with significant undrawn revolver capacity and cash on our balance sheet, our operations have been materially adversely affected by the reduced rig count in the North American energy sector as well as the uncertainty about the level of future oil and natural gas prices. We have experienced a significant decline in the utilization of our land drilling rigs beginning in late 2008 and continuing in the first half of 2009. Our customers have delayed or cancelled exploration and development plans and have sought pricing concessions from us.
     An additional important factor in our business, particularly in our land based North American businesses, has been the successful development of several shale discoveries which we support through our rental tool and OCTG businesses. Much of the continuing exploration and development activity has focused in these shale areas leading us and many of our competitors to relocate equipment to and also concentrate on these areas leading to increased competition and lower pricing. Domestic U.S. natural gas prices have decreased from a peak of approximately $13.00 per Mcf in July 2008 to recent levels of approximately $3.00 to $3.75 per Mcf. Analysts are expecting continued weakness in natural gas prices until reduced drilling activity and forced production shut-ins reverse gas supply excesses or demand for the commodity increases. The rig count is not currently expected to recover to levels reached during peak activity levels in 2008.
     Since our evaluation of market conditions at year-end, we have markedly reduced our expectations for the level of North American drilling activity, which is the primary driver of our rental tools utilization and pricing. We considered the factors driving these diminished expectations, among others, in assessing goodwill for potential impairment. As a result of our assessment, we wrote off a total of $94.5 million, or $84.5 million after tax, of goodwill in our rental tools reporting unit in the second quarter of 2009. See Note 5 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Should conditions related to our rental tools reporting unit deteriorate further, we could potentially write off all or part of that reporting unit’s remaining goodwill balance of $73.6 million.
     Crude oil prices fell to approximately $30 to $35 per barrel during the quarter ended March 31, 2009. We have seen oil prices recover from recent lows experienced in the first quarter of 2009. As of mid-July 2009, crude oil was trading in a range of $59 to $65 per barrel, which though improved, is far below its all time high closing price of $147 per barrel. Current crude oil prices have led to a partial recovery of drilling activity in the oil related rig count in the United States and the sanctioning of some oil sands development projects in Canada. However, it is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production.
     For the first six months of 2009, the Canadian dollar was valued at an average exchange rate of U.S. $0.83 compared to U.S. $0.99 for the first six months of 2008, a decrease of 16%. This weakening of the Canadian dollar had a significant negative impact on the translation of earnings generated from our Canadian subsidiaries.

     The major U.S. steel mills increased OCTG prices during 2008 because of high product demand, overall tight supplies and also in response to raw material and other cost increases. However, steel prices have declined precipitously during 2009 on a global basis and industry inventories have increased materially as the rig count has declined. These trends have had a material detrimental impact on OCTG pricing and, accordingly, on our revenues and margins realized during the second quarter of 2009 in our tubular services segment. These trends, if continued for an extended period, could also negatively impact the valuation of our OCTG inventory, potentially resulting in lower of cost or market write-downs in the future.
     We continue to monitor the effect of the financial crisis on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to estimate the effect on our Company. We have reduced our capital spending significantly in 2009 compared to 2008. We currently expect that 2009 capital expenditures will total approximately $140 million compared to 2008 capital expenditures of $247.4 million. Our 2009 capital expenditures include funding to complete projects in progress at December 31, 2008, including expansion of our Wapasu Creek facility, for international expansion at offshore products and for ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices. Throughout our businesses, we have implemented a variety of cost saving measures, including headcount reductions and reductions in overhead costs, in response to industry conditions to reduce expense levels in line with decreased revenues.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
			Variance				Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Revenues
Well Site Services —
Accommodations	$88.4	$80.9	$7.5	9%	$230.2	$227.1	$3.1	1%
Rental Tools	53.6	84.6	(31.0)	(37%)	125.4	167.1	(41.7)	(25%)
Drilling and Other	10.9	44.4	(33.5)	(75%)	28.1	81.2	(53.1)	(65%)

Total Well Site Services	152.9	209.9	(57.0)	(27%)	383.7	475.4	(91.7)	(19%)
Offshore Products	122.5	139.9	(17.4)	(12%)	250.5	266.8	(16.3)	(6%)
Tubular Services	180.9	281.6	(100.7)	(36%)	489.2	490.4	(1.2)	0%

Total	$456.3	$631.4	$(175.1)	(28%)	$1,123.4	$1,232.6	$(109.2)	(9%)

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services —
Accommodations	$48.8	$48.6	$0.2	0%	$128.7	$128.2	$0.5	0%
Rental Tools	40.3	50.3	(10.0)	(20%)	90.1	98.4	(8.3)	(8%)
Drilling and Other	10.0	27.9	(17.9)	(64%)	23.6	53.9	(30.3)	(56%)

Total Well Site Services	99.1	126.8	(27.7)	(22%)	242.4	280.5	(38.1)	(14%)
Offshore Products	91.2	102.7	(11.5)	(11%)	186.6	198.1	(11.5)	(6%)
Tubular Services	171.4	248.9	(77.5)	(31%)	452.9	444.9	8.0	2%

Total	$361.7	$478.4	$(116.7)	(24%)	$881.9	$923.5	$(41.6)	(5%)

Gross margin
Well Site Services —
Accommodations	$39.6	$32.3	$7.3	23%	$101.5	$98.9	$2.6	3%
Rental Tools	13.3	34.3	(21.0)	(61%)	35.3	68.7	(33.4)	(49%)
Drilling and Other	0.9	16.5	(15.6)	(95%)	4.5	27.3	(22.8)	(84%)

Total Well Site Services	53.8	83.1	(29.3)	(35%)	141.3	194.9	(53.6)	(28%)
Offshore Products	31.3	37.2	(5.9)	(16%)	63.9	68.7	(4.8)	(7%)
Tubular Services	9.5	32.7	(23.2)	(71%)	36.3	45.5	(9.2)	(20%)

Total	$94.6	$153.0	$(58.4)	(38%)	$241.5	$309.1	$(67.6)	(22%)

Gross margin as a percentage of revenues
Well Site Services —
Accommodations	45%	40%			44%	44%
Rental Tools	25%	41%			28%	41%
Drilling and Other	8%	37%			16%	34%
Total Well Site Services	35%	40%			37%	41%
Offshore Products	26%	27%			26%	26%
Tubular Services	5%	12%			7%	9%
Total	21%	24%			22%	25%
THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
     We reported a net loss attributable to Oil States International, Inc. for the quarter ended June 30, 2009 of $63.5 million, or $1.28 per diluted share. These results compare to net income of $59.2 million, or $1.13 per diluted share, reported for the quarter ended June 30, 2008. The net loss for the second quarter of 2009 included an after tax loss of $84.5 million, or approximately $1.70 per diluted share, on the impairment of a portion of the goodwill in our rental tools reporting unit. See Note 5 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Net income for the second quarter of 2008 included an after tax gain of $1.8 million, or approximately $0.03 per diluted share, on the sale of 6.13 million shares of Boots & Coots International Well Control, Inc. (Boots & Coots) common stock.
     Revenues. Consolidated revenues decreased $175.1 million, or 28%, in the second quarter of 2009 compared to the second quarter of 2008.
     Our well site services revenues decreased $57.0 million, or 27%, in the second quarter of 2009 compared to the second quarter of 2008. This decrease was primarily due to reductions in both activity and pricing from the

Company’s North American drilling and rental tool operations as a result of the 50% year-over-year decrease in the North American rig count, partially mitigated by revenue growth in our accommodations business. Our rental tool revenues decreased $31.0 million, or 37%, primarily due to lower rental tool utilization and pricing. Our drilling services revenues decreased $33.5 million, or 75%, in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of reduced utilization in all three of our primary drilling operating regions with a more pronounced decline in West Texas. Our accommodations business reported revenues in the second quarter of 2009 that were $7.5 million, or 9%, above the second quarter of 2008. The increase in the accommodations revenue resulted from the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, partially offset by the weakening of the Canadian dollar versus the U.S. dollar and lower accommodations activities in support of conventional oil and gas drilling activity in Canada.
     Our offshore products revenues decreased $17.4 million, or 12%, in the second quarter of 2009 compared to the second quarter of 2008. This decrease was primarily due to a decrease in bearings and connector revenues due to project delays in deepwater development awards and a decrease in elastomer revenues as a result of reduced drilling and completion activity in North America.
     Tubular services revenues decreased $100.7 million, or 36%, in the second quarter of 2009 compared to the second quarter of 2008 as a result of a 52% decrease in tons shipped in the second quarter of 2009 as a result of fewer wells drilled and completed, partially offset by a 34% increase in average selling prices.
     Cost of Sales and Service. Our consolidated cost of sales decreased $116.7 million, or 24%, in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of decreased cost of sales at tubular services of $77.5 million, or 31%. Cost of sales decreased due to 52% lower tonnage shipped partially offset by higher OCTG prices charged by our suppliers. Our consolidated gross margin as a percentage of revenues declined from 24% in the second quarter of 2008 to 21% in the second quarter of 2009 primarily due to lower margins realized in our tubular services and well site services segments during 2009.
     Our well site services segment gross margin as a percentage of revenues declined from 40% in the second quarter of 2008 to 35% in the second quarter of 2009 despite improved margins in our accommodations business. Our accommodations gross margin as a percentage of revenues increased from 40% in the second quarter of 2008 to 45% in the second quarter of 2009 primarily as a result of a higher proportion of higher margin revenues from our large accommodation facilities supporting oil sands development activities. Our rental tool gross margin as a percentage of revenues declined from 41% in the second quarter of 2008 to 25% in the second quarter of 2009 primarily due to the significant reduction in drilling and completion activity in both Canada and the U.S., which negatively impacted demand for our equipment and services. In addition, a portion of our rental tool costs do not change proportionately with changes in revenue, leading to reduced gross margin percentages. Our drilling services cost of sales decreased $17.9 million, or 64%, in the second quarter of 2009 compared to the second quarter of 2008 as a result of significantly reduced rig utilization in each of our drilling operating areas, which led to significant cost reductions. This decline in drilling activity levels and competitive pricing pressures also resulted in our drilling services gross margin as a percentage of revenues decreasing from 37% in the second quarter of 2008 to 8% in the second quarter of 2009.
     Our offshore products segment gross margin as a percentage of revenues was essentially constant (27% in the second quarter of 2008 compared to 26% in the second quarter of 2009).
     Tubular services segment cost of sales decreased by $77.5 million, or 31%, as a result of lower tonnage shipped partially offset by higher priced OCTG inventory being sold. Our tubular services gross margin as a percentage of revenues decreased from 12% in the second quarter of 2008 to 5% in the second quarter of 2009 due to excess industry OCTG inventory levels in 2009 resulting in lower margins.
     Selling, General and Administrative Expenses. SG&A decreased $2.2 million, or 6%, in the second quarter of 2009 compared to the second quarter of 2008 due primarily to a decrease in accrued incentive bonuses. In addition, our costs have decreased as a result of the implementation of cost saving measures, including headcount reductions and reductions in overhead costs such as travel and entertainment and office expenses, in response to industry conditions, which have been partially offset by increased bad debt expense.

     Depreciation and Amortization. Depreciation and amortization expense increased $3.0 million, or 12%, in the second quarter of 2009 compared to the same period in 2008 due primarily to capital expenditures made during the previous twelve months.
     Impairment of Goodwill. We recorded a goodwill impairment of $94.5 million, before tax, in the second quarter of 2009. The impairment was the result of our assessment of several factors affecting our rental tools reporting unit. See Note 5 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Operating Income. Consolidated operating income decreased $154.3 million, or 169%, in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of the $94.5 million pre-tax goodwill impairment charge recognized in the second quarter of 2009, a decrease in operating income from our well site services segment of $29.0 million, or 65.3%, prior to consideration of the impact of the goodwill impairment of $94.5 million, and a decrease in operating income from our tubular services segment of $22.8 million, or 79%.
     Interest Expense and Interest Income. Net interest expense decreased by $1.3 million, or 25%, in the second quarter of 2009 compared to the second quarter of 2008 due to lower LIBOR interest rates applicable to borrowings under our revolving credit facility and reduced debt levels. The weighted average interest rate on the Company’s revolving credit facility was 1.4% in the second quarter of 2009 compared to 3.8% in the second quarter of 2008. Interest income decreased as a result of the repayment in 2009 of a note receivable from Boots & Coots and reduced cash balances in interest bearing accounts.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $0.8 million, or 62%, lower in the second quarter of 2009 than in the second quarter of 2008 primarily due to the sale, in August of 2008, of our remaining investment in Boots & Coots.
     Income Tax Expense. Our income tax benefit for the three months ended June 30, 2009 totaled $3.3 million, or 5.0% of pretax losses, compared to income tax expense of $30.3 million, or 33.8% of pretax income, for the three months ended June 30, 2008. The effective tax rate in the second quarter of 2009 was negatively impacted by a significant amount of the goodwill impairment charges which were non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the second quarter of 2009 would have approximated 24.0% . The decrease in the effective tax rate (excluding the goodwill impairment) from the prior year was largely the result of proportionately higher foreign sourced income in 2009 compared to 2008 which is taxed at lower statutory rates, coupled with domestic benefits derived from estimated tax losses.
SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008
     We reported a net loss attributable to Oil States International, Inc. for the six months ended June 30, 2009 of $7.4 million, or $0.15 per diluted share. These results compare to net income of $124.7 million, or $2.41 per diluted share, reported for the six months ended June 30, 2008. The net loss for the first half of 2009 included an after tax loss of $84.5 million, or approximately $1.70 per diluted share, on the impairment of goodwill in our rental tools reporting unit. See Note 5 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Net income for the first half of 2008 included an after tax gain of $1.8 million, or approximately $0.03 per diluted share, on the sale of 6.13 million shares of Boots & Coots common stock.
     Revenues. Consolidated revenues decreased $109.2 million, or 9%, in the first half of 2009 compared to the first half of 2008.
     Our well site services revenues decreased $91.7 million, or 19%, in the first half of 2009 compared to the first half of 2008. This decrease was primarily due to reductions in both activity and pricing from the Company’s North American drilling and rental tool operations as a result of the 38% year-over-year decrease in the North American rig count, partially mitigated by revenue growth in our accommodations business. Our rental tool revenues decreased $41.7 million, or 25%, primarily due to lower rental tool utilization and pricing. Our drilling services revenues decreased $53.1 million, or 65%, in the first half of 2009 compared to the first half of 2008 primarily as a result of reduced utilization in all three of our primary drilling operating regions with a more pronounced decline in West Texas. Our accommodations business reported revenues in the first half of 2009 that were $3.1 million, or 1%, above the first half of 2008. The increase in the accommodations revenue resulted from a $40.8 million increase in third-party accommodations manufacturing revenues and the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, partially offset by lower accommodations activities in support of conventional oil and gas drilling activity in Canada and the weakening of the Canadian dollar versus the U.S. dollar.
     Our offshore products revenues decreased $16.3 million, or 6%, in the first half of 2009 compared to the first half of 2008. This decrease was primarily due to a decrease in bearing and connectors revenue due to deepwater development project award delays.
     Tubular services revenues decreased $1.2 million, or less than 1%, in the first half of 2009 compared to the first half of 2008 as a result of a 36% decrease in tons shipped in the first half of 2009, resulting from fewer wells drilled and completed in the period, substantially offset by a 56% increase in average selling prices.
     Cost of Sales and Service. Our consolidated cost of sales decreased $41.6 million, or 5%, in the first half of 2009 compared to the first half of 2008 primarily as a result of decreased cost of sales at well site services of $38.1 million, or 14%. Our overall gross margin as a percentage of revenues declined from 25% in the first half of 2008 to 22% in the first half of 2009 primarily due to lower margins realized in our rental tool and drilling operations during 2009.
     Our well site services segment gross margin as a percentage of revenues declined from 41% in the first half of 2008 to 37% in the first half of 2009 despite flat margins in our accommodations business. Our accommodations cost of sales included a $29.0 million increase in third-party accommodations manufacturing and installation costs, which were only partially offset by a reduction in costs stemming from the implementation of cost saving measures in response to the lower conventional oil and gas drilling activity levels in Canada and the weakening of the Canadian dollar versus the U.S. dollar. Our rental tool gross margin as a percentage of revenues declined from 41% in the first half of 2008 to 28% in the first half of 2009 primarily due to significant reductions in drilling and completion activity in both Canada and the U.S., which negatively impacted demand for our equipment and services. In addition, a portion of our rental tool costs do not change proportionately with changes in revenue, leading to reduced gross margin percentages. Our drilling services cost of sales decreased $30.3 million, or 56%, in the first half of 2009 compared to the first half of 2008 as a result of significantly reduced rig utilization in each of our drilling operating areas, which led to significant cost reductions. This decline in drilling activity levels also resulted in our drilling services gross margin as a percentage of revenues decreasing from 34% in the first half of 2008 to 16% in the first half of 2009.
     Our offshore products segment gross margin as a percentage of revenues was 26% in both the first half of 2008 and 2009.
     Tubular services segment cost of sales increased by $8.0 million, or 2%, as a result of higher priced OCTG inventory being sold partially offset by lower tonnage shipped. Our tubular services gross margin as a percentage of revenues decreased from 9% in the first half of 2008 to 7% in the first half of 2009 due to excess OCTG inventory levels in 2009 resulting in lower margins.
     Selling, General and Administrative Expenses. SG&A increased $0.3 million, or less than 1%, in the first half of 2009 compared to the first half of 2008 due primarily to increases in bad debt expenses, equity compensation expense, ad valorem taxes and personnel costs and benefits at our offshore products segment which was partially driven by a reclassification of costs formerly classified as operating expenses. Increases in SG&A in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were partially offset by decreases in accrued incentive bonuses. In addition, our costs have decreased as a result of the implementation of cost saving measures, including headcount reductions and reductions in overhead costs such as travel and entertainment and office expenses, in response to industry conditions.
     Depreciation and Amortization. Depreciation and amortization expense increased $8.3 million, or 17%, in the first half of 2009 compared to the same period in 2008 due primarily to capital expenditures made during the previous twelve months.

     Impairment of Goodwill. We recorded a goodwill impairment of $94.5 million, before tax, in the first half of 2009. The impairment was the result of our assessment of several factors affecting our rental tools reporting unit. See Note 5 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Operating Income. Consolidated operating income decreased $170.7 million, or 89%, in the first half of 2009 compared to the first half of 2008 primarily as a result of the $94.5 million pre-tax goodwill impairment charge recorded in the first half of 2009 and a decrease in operating income from our drilling, rental tool and tubular services operations.
     Interest Expense and Interest Income. Net interest expense decreased by $3.2 million, or 29%, in the first half of 2009 compared to the first half of 2008 due to lower LIBOR interest rates applicable to borrowings under our revolving credit facility and reduced debt levels. The weighted average interest rate on the Company’s revolving credit facility was 1.5% in the first half of 2009 compared to 4.3% in the first half of 2008. Interest income decreased as a result of the repayment in 2009 of a note receivable from Boots & Coots and reduced cash balances in interest bearing accounts.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates is $1.8 million, or 66%, lower in the first half of 2009 than in the first half of 2008 primarily due to the sale, in August of 2008, of our remaining investment in Boots & Coots.
     Income Tax Expense. Our income tax provision for the first half of 2009 totaled $22.0 million, or 147.7%, of pretax income compared to $62.1 million, or 33.2%, of pretax income for the six months ended June 30, 2008. The effective tax rate in the first half of 2009 was negatively impacted by a significant amount of the goodwill impairment charges which were non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the first half of 2009 would have approximated 29.3%. The decrease in the effective rate (excluding the goodwill impairment) from the prior year was largely the result of proportionately higher foreign sourced income in 2009 compared to 2008 which is taxed at lower statutory rates, coupled with domestic benefits derived from estimated tax losses.
Liquidity and Capital Resources
     The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions. To date, the Company’s liquidity has not been materially impacted by the current credit environment. The Company is not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and has no exposure to commercial paper or auction rate securities markets. Management will continue to closely monitor the Company’s liquidity and the overall health of the credit markets. However, management cannot predict with any certainty the direct impact on the Company of any further or continued disruption in the credit environment, although the Company is seeing the negative impact that such disruptions are currently having on the energy market generally.
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
     Cash totaling $271.2 million was provided by operations during the first half of 2009 compared to cash totaling $188.1 million provided by operations during the first half of 2008. During the first half of 2009, $130.6 million was provided by working capital, primarily due to lower receivable levels resulting from decreased revenues and due to decreased tubular inventory levels. During the first half of 2008, operating cash flow was increased by higher earnings levels and, to a lesser extent, positive working capital changes.
     Cash was used in investing activities during the six months ended June 30, 2009 and 2008 in the amount of $33.6 million and $153.5 million, respectively. Capital expenditures, including capitalized interest, totaled $52.8 million and $135.7 million during the six months ended June 30, 2009 and 2008, respectively. Capital expenditures in both years consisted principally of purchases of assets for our well site services segment particularly for accommodations investments made in support of Canadian oil sands development. In the six months ended June 30, 2009, we received $21.2 million from Boots & Coots in full satisfaction of their note receivable.
     In the six months ended June 30, 2008, we spent cash of $29.8 million to acquire Christina Lake Lodge in Northern Alberta, Canada to expand our oil sands capacity in our well site services segment and to acquire a waterfront facility on the Houston ship channel for use in the offshore products segment. There were no significant acquisitions made by the Company during the six months ended June 30, 2009.
     We have significantly reduced our capital spending in the first half of 2009 compared to 2008. We currently expect to spend a total of approximately $140 million for capital expenditures during 2009 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and borrowings under our revolving credit facility. If there is a significant decrease in demand for our products and services as a result of further declines in the actual and longer term expected price of oil and gas, we may further reduce our capital expenditures and have reduced requirements for working capital, especially in our tubular services segment, both of which would increase operating cash flow and liquidity. However, such an environment might also increase the availability of attractive acquisitions which would draw on such liquidity.
     Net cash of $216.8 million was used in financing activities during the six months ended June 30, 2009, primarily as a result of debt repayments under our revolving credit facility. A total of $19.3 million was used in financing activities during the six months ended June 30, 2008, primarily as a result of debt repayments.
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
     Stock Repurchase Program. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50.0 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. Through June 30, 2009, a total of $90.1 million of our stock (3,162,344 shares), has been repurchased under this program, leaving a total of up to approximately $59.9 million remaining available under the program to make share repurchases. We will continue to evaluate future share repurchases in the context of allocating capital among other corporate opportunities including capital expenditures and acquisitions and in the context of current conditions in the credit and capital markets.
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
     As of June 30, 2009, we had $77.2 million outstanding under the Credit Facility and an additional $19.5 million of outstanding letters of credit, leaving $403.3 million available to be drawn under the facility. In addition, we have other floating rate bank credit facilities in the U.S. and the U.K. that provide for an aggregate borrowing capacity of $8.3 million. As of June 30, 2009, we had $1.0 million outstanding under these other facilities and an additional $1.1 million of outstanding letters of credit leaving $6.2 million available to be drawn under these facilities. Our total debt represented 16.2% of our total debt and shareholders’ equity at June 30, 2009 compared to 26.9% at December 31, 2008 and 26.2% at June 30, 2008.
     As of June 30, 2009, we have classified the $175.0 million principal amount of our 2 3/8% Notes as a noncurrent liability because certain contingent conversion thresholds based on the Company’s stock price were not met at that date and, as a result, note holders could not present their notes for conversion during the quarter following the June 30, 2009 measurement date. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods.
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
Tangible and Intangible Assets, including Goodwill
     Our goodwill totals $214.5 million, or 11.5%, of our total assets, as of June 30, 2009. The assessment of impairment on long-lived assets, intangibles and investments in unconsolidated subsidiaries, is conducted whenever changes in the facts and circumstances indicate a loss in value has occurred. The determination of the amount of impairment would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether a decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.
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
     Interest Rate Risk. We have long-term debt and revolving lines of credit that are subject to the risk of loss associated with movements in interest rates. As of June 30, 2009, we had floating rate obligations totaling approximately $78.2 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from June 30, 2009 levels, our consolidated interest expense would increase by a total of approximately $0.8 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first half of 2009, our realized foreign exchange losses were $0.5 million and are included in other operating income in the consolidated statements of operations.

ITEM 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms.
     Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
     None
Purchases of Equity Securities by the Issuer and Affiliated Purchases

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
			as Part of the Share	Remaining to be Purchased
	Total Number of	Average Price	Repurchase	Under the Share Repurchase
Period	Shares Purchased	Paid per Share	Program	Program
April 1, 2009 – April 30, 2009	—	—	3,162,344	$59,923,188
May 1, 2009 – May 31, 2009	—	—	3,162,344	$59,923,188
June 1, 2009 – June 30, 2009	—	—	3,162,344	$59,923,188 (1)
Total	—	—	3,162,344	$59,923,188

(1)	On March 2, 2005, we announced a share repurchase program of up to $50,000,000 over a two year period. On August 25, 2006, we announced the authorization of an additional $50,000,000 and the extension of the program to August 31, 2008. On January 11, 2008, an additional $50 million was approved for the repurchase program and the duration of the program was extended to December 31, 2009.

ITEM 3.	Defaults Upon Senior Securities
     None

ITEM 4.	Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 14, 2009 (1) to elect three Class II members of the Board of Directors to serve for three-year terms and (2) to ratify the appointment of Ernst & Young LLP as independent accountants for the year ended December 31, 2009.

     The Class II directors elected were S. James Nelson, Gary L. Rosenthal and William T. Van Kleef. The number of affirmative votes and the number of votes withheld for the directors were:

Names	Number of Affirmative Votes	Number Withheld
S. James Nelson	46,670,375	1,033,958
Gary L. Rosenthal	46,672,103	1,032,230
William T. Van Kleef	46,279,047	1,425,286
     Following the annual meeting, Stephen A. Wells, Martin Lambert, Mark G. Papa, Christopher T. Seaver, Douglas E. Swanson and Cindy B. Taylor continued in their terms as directors.
     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of the appointment of Ernst & Young LLP were:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
47,397,129	285,824	21,382

ITEM 5.	Other Information
     None

ITEM 6.	Exhibits
(a)	INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—
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

4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 hereof)

Exhibit No.			Description
(incorporated by reference to Oil States’ Current Reports on Form 8-K filed with the Commission on June 23, 2005 and July 13, 2005).

31.1	*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2	**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OIL STATES INTERNATIONAL, INC.

Date: July 30, 2009	By	/s/ BRADLEY J. DODSON

Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: July 30, 2009	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.			Description
3.1		—
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

31.1	*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	**		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2	**		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Furnished herewith.