Form 10-Q
period 2010-03-31
OIL STATES INTERNATIONAL, INC
filed 2010-04-30
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The Registrant had 50,109,167 shares of common stock outstanding and 3,257,567 shares of treasury stock as of April 27, 2010.

OIL STATES INTERNATIONAL, INC.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenues	$532,345	$667,098

Costs and expenses:
Cost of sales and services	406,510	520,209
Selling, general and administrative expenses	35,153	34,646
Depreciation and amortization expense	31,078	28,022
Other operating income	(201)	(676)

	472,540	582,201

Operating income	59,805	84,897

Interest expense	(3,470)	(4,245)
Interest income	78	318
Equity in earnings of unconsolidated affiliates	29	460
Other income	762	162

Income before income taxes	57,204	81,592
Income tax expense	(16,789)	(25,346)

Net income	40,415	56,246
Less: Net income attributable to noncontrolling interest	172	118

Net income attributable to Oil States International, Inc.	$40,243	$56,128

Net income per share attributable to Oil States International, Inc. common stockholders
Basic	$0.81	$1.13
Diluted	$0.78	$1.13

Weighted average number of common shares outstanding:
Basic	49,896	49,517
Diluted	51,920	49,664
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$77,326	$89,742
Accounts receivable, net	396,841	385,816
Inventories, net	471,306	423,077
Prepaid expenses and other current assets	16,020	26,933

Total current assets	961,493	925,568

Property, plant, and equipment, net	764,467	749,601
Goodwill, net	219,779	218,740
Investments in unconsolidated affiliates	5,195	5,164
Other noncurrent assets	32,162	33,313

Total assets	$1,983,096	$1,932,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$218,263	$208,541
Income taxes	4,706	14,419
Current portion of long-term debt	158,069	464
Deferred revenue	72,811	87,412
Other current liabilities	4,557	4,387

Total current liabilities	458,406	315,223

Long-term debt	14,998	164,074
Deferred income taxes	54,316	55,332
Other noncurrent liabilities	15,806	15,691

Total liabilities	543,526	550,320

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	534	531
Additional paid-in capital	478,234	468,428
Retained earnings	1,000,358	960,115
Accumulated other comprehensive income	52,700	44,115
Treasury stock	(93,289)	(92,341)

Total Oil States International, Inc. stockholders’ equity	1,438,537	1,380,848

Noncontrolling interest	1,033	1,218

Total stockholders’ equity	1,439,570	1,382,066

Total liabilities and stockholders’ equity	$1,983,096	$1,932,386

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2010	2009
Cash flows from operating activities:
Net Income	$40,415	$56,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,078	28,022
Deferred income tax provision (benefit)	(2,514)	97
Excess tax benefits from share-based payment arrangements	(683)	—
Equity in earnings of unconsolidated subsidiaries, net of dividends	(29)	(460)
Non-cash compensation charge	3,699	2,901
Accretion of debt discount	1,764	1,642
(Gain) loss on disposal of assets	(902)	40
Other, net	(241)	703
Changes in working capital	(59,303)	8,590

Net cash flows provided by operating activities	13,284	97,781

Cash flows from investing activities:
Capital expenditures	(37,175)	(32,670)
Proceeds from note receivable	—	21,166
Other, net	1,520	(2,706)

Net cash flows used in investing activities	(35,655)	(14,210)

Cash flows from financing activities:
Revolving credit borrowings (repayments)	6,843	(72,560)
Debt repayments	(137)	(111)
Issuance of common stock	5,426	—
Excess tax benefits from share-based payment arrangements	683	—
Other, net	(947)	(275)

Net cash flows provided by (used in) financing activities	11,868	(72,946)

Effect of exchange rate changes on cash	(1,874)	(410)

Net increase (decrease) in cash and cash equivalents from continuing operations	(12,377)	10,215
Net cash used in discontinued operations — operating activities	(39)	(74)
Cash and cash equivalents, beginning of period	89,742	30,199

Cash and cash equivalents, end of period	$77,326	$40,340

Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$157,623	$—
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
     The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2009.
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
     In October 2009, the FASB issued an accounting standards update that modified the accounting and disclosures for revenue recognition in a multiple-element arrangement. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple- element arrangements and the scope of what constitutes a non-software deliverable. The Company has adopted this change, and it did not have a material impact on the Company’s financial condition, results of operations or disclosures contained in our notes to the condensed consolidated financial statements.
     In December 2009, the FASB issued an accounting standards update which amends previously issued accounting guidance for the consolidation of variable interest entities (VIE’s). These amendments require a qualitative approach to identifying a controlling financial interest in a VIE, and require ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These amendments are effective for annual reporting periods beginning after November 15, 2009. The adoption of these amendments did not have a material impact on our financial condition, results of operations or cash flows.
     In January 2010, the FASB issued an accounting standards update which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. These amendments are effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the amendments pertaining to Level 1 and Level 2 fair value measurements did not have a material impact on our financial condition, results of operations or cash flows. We do not expect the adoption of the amendments regarding Level 3 fair value measurements to have a material impact on our financial condition, results of operations or cash flows.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Accounts receivable, net:
Trade	$310,295	$287,148
Unbilled revenue	89,092	102,527
Other	1,939	1,087

Total accounts receivable	401,326	390,762
Allowance for doubtful accounts	(4,485)	(4,946)

	$396,841	$385,816

	MARCH 31,	DECEMBER 31,
	2010	2009
Inventories, net:
Tubular goods	$311,288	$265,717
Other finished goods and purchased products	69,213	66,489
Work in process	41,513	43,729
Raw materials	57,818	55,421

Total inventories	479,832	431,356
Inventory reserves	(8,526)	(8,279)

	$471,306	$423,077

	ESTIMATED	MARCH 31,	DECEMBER 31,
	USEFUL LIFE	2010	2009
Property, plant and equipment, net:
Land		$19,610	$19,426
Buildings and leasehold improvements	1-50 years	169,246	165,526
Machinery and equipment	2-29 years	303,130	301,900
Accommodations assets	3-15 years	410,531	383,332
Rental tools	4-10 years	152,161	151,050
Office furniture and equipment	1-10 years	29,657	29,817
Vehicles	2-10 years	72,831	72,142
Construction in progress		76,958	65,652

Total property, plant and equipment		1,234,124	1,188,845
Less: Accumulated depreciation		(469,657)	(439,244)

		$764,467	$749,601

	MARCH 31,	DECEMBER 31,
	2010	2009
Accounts payable and accrued liabilities:
Trade accounts payable	$164,057	$145,200
Accrued compensation	24,578	35,834
Accrued insurance	7,889	8,133
Accrued taxes, other than income taxes	7,284	4,216
Reserves related to discontinued operations	2,372	2,411
Other	12,083	12,747

	$218,263	$208,541

4. EARNINGS PER SHARE
     The calculation of earnings per share attributable to Oil States International, Inc. is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31
	2010	2009
Basic earnings per share:
Net income attributable to Oil States International, Inc.	$40,243	$56,128

Weighted average number of shares outstanding	49,896	49,517

Basic earnings per share	$0.81	$1.13

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$40,243	$56,128

Weighted average number of shares outstanding	49,896	49,517
Effect of dilutive securities:
Options on common stock	599	104
2 3/8% Convertible Senior Subordinated Notes	1,220	—
Restricted stock awards and other	205	43

Total shares and dilutive securities	51,920	49,664

Diluted earnings per share	$0.78	$1.13
     Our calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009 excludes 403,468 shares and 2,224,516 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.
5. BUSINESS ACQUISITIONS AND GOODWILL
     In June 2009, we acquired the 51% majority interest in a venture we had previously accounted for under the equity method. The business acquired supplies accommodations and other services to mining operations in Canada. Consideration paid for the business was $2.3 million in cash and estimated contingent consideration of $0.3 million. The operations of this acquired business have been included in the accommodations segment.
     Changes in the carrying amount of goodwill for the three month period ended March 31, 2010 are as follows (in thousands):

		Drilling	Total
	Rental	and	Well Site		Offshore	Tubular
	Tools	Other	Services	Accommodations	Products	Services	Total
Balance as of December 31, 2008

Goodwill	$166,841	$22,767	$189,608	$53,526	$85,074	$62,863	$391,071
Accumulated Impairment Losses	—	(22,767)	(22,767)	—	—	(62,863)	(85,630)

	166,841	—	166,841	53,526	85,074	—	305,441
Goodwill acquired	—	—	—	337	—	—	337
Foreign currency translation and other changes	2,470	—	2,470	4,495	525	—	7,490
Goodwill impairment	(94,528)	—	(94,528)	—	—	—	(94,528)

	74,783	—	74,783	58,358	85,599	—	218,740

Balance as of December 31, 2009
Goodwill	169,311	22,767	192,078	58,358	85,599	62,863	398,898
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	74,783	—	74,783	58,358	85,599	—	218,740
Foreign currency translation and other changes	422	—	422	948	(331)	—	1,039

	75,205	—	75,205	59,306	85,268	62,863	399,937

Balance as of March 31, 2010
Goodwill	169,733	22,767	192,500	59,306	85,268	62,863	399,937
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$75,205	$—	$75,205	$59,306	$85,268	$—	$219,779

6. DEBT
     As of March 31, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(Unaudited)
U.S. revolving credit facility which matures on December 5, 2011, with available commitments up to $325 million and with an average interest rate of 3.3% for the three month period ended March 31, 2010	$—	$—
Canadian revolving credit facility which matures on December 5, 2011, with available commitments up to $175 million and with an average interest rate of 2.3% for the three month period ended March 31, 2010	6,893	—
2 3/8% contingent convertible senior subordinated notes, net — due 2025	157,623	155,859
Capital lease obligations and other debt	8,551	8,679

Total debt	173,067	164,538
Less: current maturities	158,069	464

Total long-term debt	$14,998	$164,074

     As of March 31, 2010, we have classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes), net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the March 31, 2010 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
     The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	March 31, 2010	December 31, 2009
Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449

Principal amount of the liability component	$175,000	$175,000
Less: unamortized discount	17,377	19,141

Net carrying amount of the liability component	$157,623	$155,859

     The effective interest rate is 7.17% for our 2 3/8% Notes. Interest expense on the notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended March 31,
	2010	2009
Interest expense	$2,803	$2,681

March 31, 2010
Remaining period over which discount will be amortized	2.3 years
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	1,652,073
Conversion value in excess of principal amount (in thousands) (1)	$74,905
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s March 31, 2010 closing stock price of $45.34.

     The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments, other than our fixed rate contingent convertible senior subordinated notes and our debt under our revolving credit facility, on the accompanying consolidated balance sheets approximate their fair values.
     The fair value of our 2 3/8% Notes is estimated based on a quoted price in an active market (a Level 1 fair value measurement). The carrying and fair values of these notes are as follows (in thousands):

		March 31, 2010		December 31, 2009
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
Principal amount due 2025	2 3/8%	$175,000	$264,581	$175,000	$243,653

Less: unamortized discount		17,377	—	19,141	—

Net value		$157,623	$264,581	$155,859	$243,653

     As of March 31, 2010, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is estimated to be lower than the carrying value since the terms of this facility are more favorable than those that might be expected to be available in the current credit and lending environment. We are unable to estimate the fair value of the Company’s bank debt due to the potential variability of expected outstanding balances under the facility.
     As March 31, 2010, the Company had approximately $77.3 million of cash and cash equivalents and $472.2 million of the Company’s $500 million U.S. and Canadian revolving credit facility available for future financing needs.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	THREE MONTHS
	ENDED MARCH 31,
	2010	2009
Net income	$40,415	$56,246
Other comprehensive income (loss):
Foreign currency translation adjustment	8,585	(11,821)

Total other comprehensive income (loss)	8,585	(11,821)

Comprehensive income	49,000	44,425
Comprehensive income attributable to noncontrolling interest	(172)	(118)

Comprehensive income attributable to Oil States International, Inc.	$48,828	$44,307

Shares of common stock outstanding — January 1, 2010	49,814,964

Shares issued upon exercise of stock options and vesting of stock awards	305,572
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(25,449)

Shares of common stock outstanding — March 31, 2010	50,095,087

8. STOCK BASED COMPENSATION
     During the first three months of 2010, we granted restricted stock awards totaling 201,421 shares valued at a total of $7.6 million. Of the total restricted stock awards granted in the first quarter, 201,200 of these awards vest in four equal annual installments. A total of 417,250 stock options were awarded in the three months ended March 31, 2010 with an average exercise price of $37.67 and a six-year term that will vest in annual 25% increments over the next four years.
     Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2010 and 2009 totaled $3.7 million and $2.9 million, or $0.05 and $0.04 per diluted share after tax, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2010 and 2009 was $4.0 million and $1.5 million, respectively. At March 31, 2010, $25.5 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended March 31, 2010 totaled $16.8 million, or 29.3% of pretax income, compared to $25.3 million, or 31.1% of pretax income, for the three months ended March 31, 2009. The decrease in the effective tax rate from the prior year was largely the result of proportionately higher foreign sourced income in 2010 compared to 2009 which is taxed at lower statutory rates.
10. SEGMENT AND RELATED INFORMATION
     In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services, accommodations, offshore products and tubular services. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Historically, the Company’s accommodations business has been aggregated, along with our rental tool and land drilling services business lines, into our well site services segment. However, in the time since our original identification and aggregation of our reportable segments, our accommodations business has grown at a significant rate primarily due to our increased activity supporting oil sands developments and decreased activity in support of conventional well drilling in northern Alberta, Canada. Unlike our land drilling and rental tools activities, which are significantly influenced by the current prices of oil and natural gas, demand for oil sands accommodations is influenced to a greater extent by the longer-term outlook for energy prices, particularly crude oil prices, given the multi-year time frame to complete oil sands projects and the significant costs associated with development of such large scale projects. Based on these factors, we began presenting accommodations as a separate reportable segment effective with this filing of our quarterly report. Our well site services segment now consists of our rental tool and land drilling services business lines. Prior period segment-related information has been restated in accordance with this change. Results of a portion of our accommodations segment supporting traditional oil and natural gas drilling activities are somewhat seasonal with increased activity occurring in the winter drilling season.
     Financial information by business segment for each of the three months ended March 31, 2010 and 2009 is summarized in the following table (in thousands):

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Three months ended March 31, 2010
Well Site Services —
Rental tools	$67,502	$10,510	$4,378	$—	$6,580	$345,366
Drilling and other	30,401	6,663	(1,982)	—	991	113,787

Total Well Site Services	97,903	17,173	2,396	—	7,571	459,153
Accommodations	145,534	10,576	47,368	—	25,413	614,861
Offshore Products	102,993	2,805	12,620	—	4,038	493,756
Tubular Services	185,915	344	6,215	29	91	396,520
Corporate and Eliminations	—	180	(8,794)	—	62	18,806

Total	$532,345	$31,078	$59,805	$29	$37,175	$1,983,096

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Three months ended March 31, 2009
Well Site Services —
Rental tools	$71,726	$9,956	$3,644	$—	$11,794	$455,535
Drilling and other	17,284	6,433	(3,494)	—	5,212	129,302

Total Well Site Services	89,010	16,389	150	—	17,006	584,837
Accommodations	141,831	8,441	48,244	135	12,235	496,805
Offshore Products	127,998	2,694	21,185	—	3,068	494,592
Tubular Services	308,259	376	22,911	325	95	494,713
Corporate and Eliminations	—	122	(7,593)	—	266	15,339

Total	$667,098	$28,022	$84,897	$460	$32,670	$2,086,286

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

This quarterly report on Form 10-Q contains “certain forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in the quarterly report may contain “forward-looking statements.” The “forward-looking statements” can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Item “Part I, Item 1.A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 22, 2010. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview
     We provide a broad range of products and services to the oil and gas industry through our accommodations, offshore products, tubular services and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and natural gas reserves. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services is highly sensitive to current and expected oil and natural gas prices. The activity for our accommodations and offshore products segments is primarily tied to the long-term outlook for crude oil and, to a lesser extent, natural gas prices. In contrast, activity for our tubular services and well site services segments responds more rapidly to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the United States and internationally.
Our Business Segments
     Our accommodations and offshore products segments are primarily driven by long-term oil exploration and production economics. Our accommodations business is predominantly located in Canada and derives most of its business from energy companies who are developing oil sands resources and, to a lesser extent, other resource based activities. A significant portion of our accommodations revenues is generated by our oil sands lodges. Where traditional accommodations and infrastructure are not accessible or cost effective, these semi-permanent facilities provide comprehensive accommodations services similar to those found in an urban hotel. We provide accommodations, catering and food services, meeting rooms, satellite television and internet service as well as fitness and recreational facilities to our customers. We typically contract our facilities to our customers on a daily-fee per day based on the duration of their needs which can range from several months to several years. In addition, we provide shorter-term remote site accommodations in smaller configurations utilizing our modular, mobile camp assets.
     Since March 31, 2009, several oil sands investments have been announced. In May 2009, Imperial Oil announced the sanctioning of Phase I of its Kearl oil sands project. In November 2009, Suncor announced its 2010 capital expenditure plan which included spending on Phase 3 and 4 of its Firebag project. Both of these announcements have led to either extensions of existing accommodations contracts or incremental accommodations contracts for us. In addition, several major oil companies and national oil companies have acquired oil sands leases over the past twelve months which should bode well for future oil sands investment and, as a result, demand for our oil sands accommodations.
     Another factor that can influence the financial results for our accommodations segment is the exchange rate between U.S. dollars and Canadian dollars. Our accommodations segment derived a majority of its revenues and operating income in Canada denominated in Canadian dollars; these revenues and profits are then translated into U.S. dollars for U.S. GAAP financial reporting purposes. For the first three months of 2010, the Canadian dollar was valued at an average exchange rate of U.S. $0.96 compared to U.S. $0.81 for the first three months of 2009, an increase of 19%. This strengthening of the Canadian dollar had a significant positive impact on the translation into U.S. dollars of earnings generated from our Canadian subsidiaries and, therefore, the financial results of our accommodations segment.
     Our offshore products segment provides highly engineered and technically designed products for offshore oil and natural gas development and production systems and facilities. Sales of our offshore products and services depend upon the development of offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater production activities. Based on deepwater discoveries and customer inquiries, we believe future investment will continue in deepwater production infrastructure throughout the world, particularly in Brazil, West Africa, Southeast Asia and in the U.S. Gulf of Mexico.
     With the global economic recession and reduction in oil prices in late 2008 and into early 2009, many major and national oil companies deferred the sanctioning of incremental deepwater investments. As a result, throughout 2009 we experienced decreases in our offshore products segment backlog which declined from $317.8 million as of March 31, 2009 to $206.3 million as of December 31, 2009. This decrease in backlog has led to decreased revenues and margins for our offshore products segment in the first quarter of 2010 compared to prior quarters in 2009. With the recovery in oil prices and the improved outlook for long-term oil demand, we have experienced increased bidding and quoting activity for our offshore products, and our backlog has increased 7% from year end to $220.6 million as of March 31, 2010.
     Generally, our customers for both oil sands accommodations and offshore products are making multi-billion dollar investments to develop oil sands or deepwater prospects, which have estimated reserve lives of ten to thirty years. Crude oil prices have recovered to levels of approximately $80 to $85 per barrel compared to approximately $30 to $35 per barrel experienced during the quarter ended March 31, 2009. Although significantly improved, crude oil prices remain far below the all time high of $147 per barrel reached in July 2008. However, with the recovery in demand for oil in several key growing markets, specifically China and India, longer-term forecasts for oil demand, and therefore oil prices, have improved. As a result, our customers have begun to announce additional investments in both the oil sands region and in deepwater prospects.
     Our well site services and tubular services segments are significantly influenced by drilling and completion activity primarily in the United States and, to a lesser extent, Canada. Over the past several years, this activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions in the U.S. However, with the rise in oil prices and the stagnation of natural gas prices, activity in North America is beginning to shift to higher contributions from oil related drilling.
     In our well site services segment, we provide rental tools and land drilling services. Demand for our drilling services is driven by land drilling activity in West Texas, where we primarily drill oil wells, and in the Rocky Mountains area in the U.S., where we primarily drill natural gas wells. Our rental tools business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the rental tools business is dependant primarily upon the level of drilling, completion and workover activity throughout North America.
     Through our tubular services segment, we distribute a broad range of casing and tubing used in the drilling and completion of oil and natural gas wells primarily in North America. Accordingly, sales and gross margins in our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled, movements in global steel and steel input prices and the overall industry level of oil country tubular goods (OCTG) inventory and pricing. Historically, tubular services’ gross margin generally expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices.
     Demand for our tubular services, land drilling and rental tool businesses is highly correlated to changes in the drilling rig count in the United States and, to a much lesser extent, Canada. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Drilling Rig Count for
	Three Months Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
U.S. Land	1,299	1,072	1,269
U.S. Offshore	46	36	57

Total U.S.	1,345	1,108	1,326
Canada	470	278	329

Total North America	1,815	1,386	1,655

     The average North American rig count for the three months ended March 31, 2010 increased by 160 rigs, or 9.7%, compared to the three months ended March 31, 2009 largely due to rig count growth in Canada. As of April 23, 2010, the North American rig count has decreased compared to the first quarter 2010 average to 1,592 rigs primarily due to seasonal declines in the Canadian rig count, partially offset by an increase in U.S. rigs.
     We support the development of several natural gas shale discoveries through our rental tool and tubular businesses. There is continuing exploration and development activity focused on these shale areas leading us and many of our competitors to relocate equipment to and also concentrate on these areas. This has led to increased competition and significantly lower pricing. Domestic U.S. natural gas prices have decreased from a peak of approximately $13.00 per Mcf in July 2008 to recent levels of approximately $4.00 to $4.25 per Mcf. Many analysts are expecting continued weakness in natural gas prices unless reduced drilling activity, forced production shut-ins, and/or depletion rates reverse natural gas supply excesses or demand for the commodity increases, which may occur if the economy were to strongly recover. There is also the risk that, as a result of the success of exploration and development activities in the shale areas coupled with the availability of increasing amounts of liquefied natural gas (LNG), the supply of natural gas will offset or mitigate the impact of natural gas shut-ins or demand increases resulting from improved economic conditions. Neither the rig count nor commodity prices, especially for natural gas, are currently expected to recover to levels reached during peak activity levels in 2008 in the immediate future.
     The improvement in crude oil prices from their lows in early 2009 has driven additional oil drilling in the United States. The oil rig count now exceeds peak levels reached during 2008. However, pricing realized for our drilling operations has not yet recovered to 2008 levels. It is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production.
     Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby influencing the pricing and margins of our tubular services segment. Steel prices on a global basis declined precipitously during the recession in 2009 and industry inventories increased materially as the rig count declined and imports remained at high levels. Developments in the OCTG marketplace had a material detrimental impact on OCTG pricing and, accordingly, on revenues and margins realized during the last half of 2009 in our tubular services segment. These negative trends moderated to some extent in the first quarter of 2010 with price increases announced by most of the major U.S. mills. In addition, the OCTG Situation Report indicates that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to approximately eight months’ supply currently. The U.S. mills reduced output during 2009, drilling activity has increased, and imports of OCTG have declined, particularly Chinese imports given trade suits and the imposition of tariffs.
Other Factors that Influence our Business
     While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the recent global economic recession and credit crisis as well as changes in the regulatory environment can also influence our business.
     Throughout the first half of 2009, we saw unprecedented declines in the global economic outlook that were initially fueled by the housing and credit crises. These market conditions led to reduced growth and in some instances, decreased overall output. Beginning in late 2009 and into the first quarter of 2010, market factors have suggested that economic improvement is underway; however, the pace of improvement has been slow, and we have not seen economic activity, generally, and exploration and development activities, specifically, return to peak 2008 levels. In addition, unemployment in the United States remains at relatively high levels. Energy prices have increased off the low levels witnessed in the first half of 2009, but certain of our businesses have been and we expect will continue to be negatively impacted by excess equipment and service capacity given reduced activity levels relative to the 2008 peak. Our customers have experienced decreased cash flows caused by comparatively lower energy prices during 2009, especially for natural gas. As a result, funds available for exploration and development have been reduced when compared to 2008.
     We continue to monitor the fallout of the financial crisis on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to plan our business. We currently expect that our 2010 capital expenditures will total approximately $233 million compared to 2009 capital expenditures of $124 million. Our 2010 capital expenditures include funding to complete projects in progress at December 31, 2009, including (i) expansion of our Wapasu Creek accommodations facility in the Canadian oil sands, (ii) the purchase of an accommodations facility in the Horn River Basin area of northeast British Columbia, (iii) expansion at tubular services through the addition of a facility in Pennsylvania to service the Marcellus shale area, (iv) international expansion at offshore products and (v) ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices. In response to industry conditions and our corresponding decreased revenues, we have implemented a variety of cost saving measures throughout our businesses, including headcount reductions and a decrease in overhead costs.
     There are several potential energy policy changes in Washington D.C. that will likely change how energy in the United States is produced and consumed. Some of the major proposed policy changes (which will not likely take effect or have a material impact in the near-term) focus on creating energy standards and efficiencies, providing financing for clean energy generation, opening certain offshore U.S. waters for oil and natural gas exploration and development and emphasizing greater renewable energy usage. Other proposed policy changes focus on eliminating some of the tax incentives related to drilling activities currently available to exploration and production companies, which would likely increase the cost of drilling and, in turn, could negatively affect the development plans of exploration and production companies and/or increase the cost of energy to consumers. The Company’s management will not be in a position to assess the full impact that the proposed policy changes will have on the energy industry until the policies are adopted.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED
	MARCH 31,
			Variance
			2010 vs. 2009
	2010	2009	$	%
Revenues
Well Site Services -
Rental Tools	$67.5	$71.7	$(4.2)	(6%)
Drilling and Other	30.4	17.3	13.1	76%

Total Well Site Services	97.9	89.0	8.9	10%
Accommodations	145.5	141.8	3.7	3%
Offshore Products	103.0	128.0	(25.0)	(20%)
Tubular Services	185.9	308.3	(122.4)	(40%)

Total	$532.3	$667.1	$(134.8)	(20%)

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services -
Rental Tools	$45.4	$49.8	$(4.4)	(9%)
Drilling and Other	25.0	13.6	11.4	84%

Total Well Site Services	70.4	63.4	7.0	11%
Accommodations	81.8	79.9	1.9	2%
Offshore Products	78.2	95.4	(17.2)	(18%)
Tubular Services	176.1	281.5	(105.4)	(37%)

Total	$406.5	$520.2	$(113.7)	(22%)

Gross margin
Well Site Services -
Rental Tools	$22.1	$21.9	$0.2	1%
Drilling and Other	5.4	3.7	1.7	46%

Total Well Site Services	27.5	25.6	1.9	7%
Accommodations	63.7	61.9	1.8	3%
Offshore Products	24.8	32.6	(7.8)	(24%)
Tubular Services	9.8	26.8	(17.0)	(63%)

Total	$125.8	$146.9	$(21.1)	(14%)

Gross margin as a percentage of revenues
Well Site Services -
Rental Tools	33%	31%
Drilling and Other	18%	21%
Total Well Site Services	28%	29%
Accommodations	44%	44%
Offshore Products	24%	25%
Tubular Services	5%	9%
Total	24%	22%
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
     We reported net income attributable to Oil States International, Inc. for the quarter ended March 31, 2010 of $40.2 million, or $0.78 per diluted share. These results compare to net income of $56.1 million, or $1.13 per diluted share, reported for the quarter ended March 31, 2009.
     Revenues. Consolidated revenues decreased $134.8 million, or 20%, in the first quarter of 2010 compared to the first quarter of 2009.
     Our well site services revenues increased $8.9 million, or 10%, in the first quarter of 2010 compared to the first quarter of 2009. This increase was primarily due to significantly increased rig utilization in our drilling services operations partially offset by decreased rental tool revenues. Our rental tool revenues decreased $4.2 million, or 6%, primarily due to lower rental tool utilization and a decrease in equipment fabrication revenues partially offset by an increase in pricing. Our drilling services revenues increased $13.1 million, or 76%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of increased utilization of our rigs partially offset by lower dayrates when compared to the first quarter of 2009.

     Our accommodations segment reported revenues in the first quarter of 2010 that were $3.7 million, or 3%, above the first quarter of 2009. The increase in accommodations revenue resulted from the strengthening of the Canadian dollar versus the U.S. dollar and $20 million in revenue from the contract in support of the 2010 Winter Olympics partially offset by a $37 million decrease in third-party accommodations manufacturing revenues.
     Our offshore products revenues decreased $25.0 million, or 20%, in the first quarter of 2010 compared to the first quarter of 2009. This decrease was primarily due to a decrease in rig and vessel equipment revenues and subsea pipeline revenues driven by delays or decreased levels of spending on deepwater development projects and capital upgrades.
     Tubular services revenues decreased $122.4 million, or 40%, in the first quarter of 2010 compared to the first quarter of 2009 as a result of a 37% decrease in realized revenues per ton shipped in the first quarter of 2010. In addition, tons shipped declined from 104,900 in the first quarter of 2009 to 101,200 in the first quarter of 2010, a decrease of 3,700 tons, or 3.5%.
     Cost of Sales and Service. Our consolidated cost of sales decreased $113.7 million, or 22%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of decreased cost of sales at our tubular services segment of $105.4 million, or 37%. Our consolidated gross margin as a percentage of revenues increased from 22% in the first quarter of 2009 to 24% in the first quarter of 2010 primarily due to a decreased proportion of relatively lower-margin tubular services revenues.
     Our well site services segment gross margin as a percentage of revenues decreased slightly from 29% in the first quarter of 2009 to 28% in the first quarter of 2010. Our rental tool gross margin as a percentage of revenues increased from 31% in the first quarter of 2009 to 33% in the first quarter of 2010 primarily due to improved project execution in the well testing business within rental tools. Our drilling services cost of sales increased $11.4 million, or 84%, in the first quarter of 2010 compared to the first quarter of 2009 as a result of increased rig utilization. The positive impact on our margins caused by the increase in drilling activity levels was more than offset by lower dayrates resulting in our drilling services gross margin as a percentage of revenues decreasing from 21% in the first quarter of 2009 to 18% in the first quarter of 2010.
     Our accommodations segment gross margin as a percentage of revenues was 44% in both of the first quarters of 2009 and 2010.
     Our offshore products segment gross margin as a percentage of revenues was essentially constant (25% in the first quarter of 2009 compared to 24% in the first quarter of 2010).
     Tubular services segment cost of sales decreased by $105.4 million, or 37%, primarily as a result of lower priced OCTG inventory being sold and a decrease in tons shipped. Our tubular services gross margin as a percentage of revenues decreased from 9% in the first quarter of 2009 to 5% in the first quarter of 2010 due to customer commitments made in the second half of 2009 at lower prices than those realized in the first quarter of 2009.
     Selling, General and Administrative Expenses. SG&A expense increased $0.5 million, or 1%, in the first quarter of 2010 compared to the first quarter of 2009 due primarily to an increase in stock-based compensation expense and salaries partially offset by lower ad valorem taxes and bad debt expense.
     Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 11%, in the first quarter of 2010 compared to the same period in 2009 due primarily to capital expenditures made during the previous twelve months largely related to our Canadian accommodations business.
     Operating Income. Consolidated operating income decreased $25.1 million, or 30%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of a decrease in operating income from our tubular services segment of $16.7 million, or 73%, largely due to lower prices per ton sold and a decrease in operating income from our offshore products segment of $8.6 million, or 40%, primarily due to lower manufacturing activity and shipments in addition to lower cost absorption at these activity levels.

     Interest Expense and Interest Income. Net interest expense decreased by $0.5 million, or 14%, in the first quarter of 2010 compared to the first quarter of 2009 due to reduced debt levels. The weighted average interest rate on the Company’s revolving credit facility was 2.3% in the first quarter of 2010 compared to 1.5% in the first quarter of 2009. Interest income decreased as a result of the repayment during the first quarter of 2009 of a note receivable from Boots & Coots.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates was $0.4 million, or 94%, lower in the first quarter of 2010 than in the first quarter of 2009 primarily due to our acquisition, in June 2009, of the 51% majority interest in a Canadian accommodations venture we had previously accounted for under the equity method.
     Income Tax Expense. Our income tax provision for the three months ended March 31, 2010 totaled $16.8 million, or 29.3% of pretax income, compared to income tax expense of $25.3 million, or 31.1% of pretax income, for the three months ended March 31, 2009. The decrease in the effective tax rate from the prior year was largely the result of proportionately higher foreign sourced income in 2010 compared to 2009 which is taxed at lower statutory rates.
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
     Our primary liquidity needs are to fund capital expenditures, which have in the past included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, adding drilling rigs and increasing and replacing rental tool assets, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our bank facilities and proceeds from our $175 million convertible note offering in 2005.
     Cash totaling $13.3 million was provided by operations during the first three months of 2010 compared to cash totaling $97.8 million provided by operations during the first three months of 2009. During the first three months of 2010, $59.3 million was used to fund working capital, primarily due to increased OCTG inventory levels in our tubular services segment to meet increasing demand for casing and tubing and seasonal increases in receivables in our Canadian accommodations business. During the first three months of 2009, $8.6 million was provided by working capital, primarily due to the collection of receivables and decreased inventory levels in our tubular services segment.
     Cash was used in investing activities during the three months ended March 31, 2010 and 2009 in the amount of $35.7 million and $14.2 million, respectively. Capital expenditures totaled $37.2 million and $32.7 million during the three months ended March 31, 2010 and 2009, respectively. Capital expenditures in both years consisted principally of purchases of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments. In the three months ended March 31, 2009, we received $21.2 million from Boots & Coots in full satisfaction of their note receivable.
     We currently expect to spend a total of approximately $233 million for capital expenditures during 2010 to expand our Canadian oil sands related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions, which the Company expects to pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.

     Net cash of $11.9 million was provided by financing activities during the three months ended March 31, 2010, primarily as a result of borrowings under our revolving credit facility and the issuance of common stock as a result of stock option exercises. A total of $72.9 million was used in financing activities during the three months ended March 31, 2009, primarily as a result of debt repayments, primarily under our revolving credit facility.
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
     Stock Repurchase Program. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50.0 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. As of December 31, 2009, the program expired. Through the expiration of the program, a total of $90.1 million of our stock (3,162,294 shares), has been repurchased. We will continue to evaluate future share repurchases in the context of allocating capital among other corporate opportunities including capital expenditures and acquisitions and in the context of current conditions in the credit and capital markets. Any future share repurchase programs would need to be authorized by our Board of Directors.
     Credit Facility. Our current bank credit facility contains commitments from lenders totaling $500 million consisting of a U.S. Commitment, as defined in the underlying agreement, totaling $325 million and a Canadian Commitment, as defined in the underlying agreement, totaling $175 million. The credit facility matures on December 5, 2011. We currently have 11 lenders in our credit facility with commitments ranging from $15 million to $102.5 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.
     As of March 31, 2010, we had $6.9 million outstanding under the Credit Agreement and an additional $20.9 million of outstanding letters of credit, leaving $472.2 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the U.S. that provides for an aggregate borrowing capacity of $5.0 million. As of March 31, 2010, we had no borrowings outstanding under this other facility. Our total debt represented 10.7% of our total debt and shareholders’ equity at March 31, 2010 compared to 10.6% at December 31, 2009 and 23.0% at March 31, 2009.
     As of March 31, 2010, we have classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the March 31, 2010 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of March 31, 2010, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months.
Critical Accounting Policies
     For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. During the three months ended March 31, 2010, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have revolving lines of credit that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2010, we had floating-rate obligations totaling approximately $6.9 million for amounts borrowed under our revolving credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from March 31, 2010 levels, our consolidated interest expense would increase by a total of approximately $0.1 million annually.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2010, our realized foreign exchange losses were $0.1 million and are included in other operating income in the consolidated statements of income.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2009 Form 10-K. The risks described in this Quarterly Report on Form 10-Q and our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
     None
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—
Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s

Exhibit No.			Description
Registration Statement on Form S-1, as filed with the Commission on November 7, 2000 (File No. 333-43400)).

4.2		—
Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

4.3		—
First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003 (File No. 001-16337)).

4.4		—
Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to Oil States’ Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 (File No. 001-16337)).

4.5		—
Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Oil States’ Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 (File No. 001-16337)).

4.6		—
Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 to Oil States’ Current Reports on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005 (File No. 001-16337)).

10.26	**,*	—	Executive Agreement between Oil States International, Inc. and named executive officer (Charles Moses) effective March 4, 2010.

31.1	*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2	***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OIL STATES INTERNATIONAL, INC.

Date: April 29, 2010	By	/s/ BRADLEY J. DODSON

Bradley J. Dodson
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: April 29, 2010	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.			Description
3.1		—
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2		—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3		—
Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001(File No. 001-16337)).

4.1		—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on November 7, 2000 (File No. 333-43400)).

4.2		—
Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

4.3		—
First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003 (File No. 001-16337)).

4.4		—
Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to Oil States’ Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 (File No. 001-16337)).

4.5		—
Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Oil States’ Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 (File No. 001-16337)).

4.6		—
Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 to Oil States’ Current Reports on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005 (File No. 001-16337)).

10.26	**,*	—	Executive Agreement between Oil States International, Inc. and named executive officer (Charles Moses) effective March 4, 2010.

31.1	*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	***		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2	***		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.