Form 10-Q
period 2010-06-30
OIL STATES INTERNATIONAL, INC
filed 2010-08-05
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☐      NO ☑
The Registrant had 50,263,388 shares of common stock outstanding and 3,268,106 shares of treasury stock as of August 2, 2010.

OIL STATES INTERNATIONAL, INC.
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2009	3
Consolidated Balance Sheets – June 30, 2010 (unaudited) and December 31, 2009	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 – 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	25 – 26

Item 3. Defaults Upon Senior Securities	26

Item 4.(Removed and Reserved)	26

Item 5. Other Information	26

Item 6. Exhibits	26

(a) Index of Exhibits	26 – 27

Signature Page	28

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues	$594,532	$456,334	$1,126,877	$1,123,433

Costs and expenses:
Cost of sales and services	469,482	361,692	875,992	881,902
Selling, general and administrative expenses	37,183	33,768	72,336	68,413
Depreciation and amortization expense	30,600	28,647	61,678	56,670
Impairment of goodwill	—	94,528	—	94,528
Other operating expense/(income)	(486)	935	(687)	258

	536,779	519,570	1,009,319	1,101,771

Operating income/(loss)	57,753	(63,236)	117,558	21,662

Interest expense	(3,500)	(3,856)	(6,971)	(8,101)
Interest income	103	4	181	323
Equity in earnings of unconsolidated affiliates	34	475	64	934
Other income/(expense)	(192)	(59)	570	103

Income/(loss) before income taxes	54,198	(66,672)	111,402	14,921
Income tax (expense)/benefit	(16,590)	3,303	(33,379)	(22,044)

Net income/(loss)	37,608	(63,369)	78,023	(7,123)
Less: Net income attributable to noncontrolling interest	131	117	303	235

Net income/(loss) attributable to Oil States International, Inc.	$37,477	$(63,486)	$77,720	$(7,358)

Net income/(loss) per share attributable to Oil States International, Inc. common stockholders
Basic	$0.75	$(1.28)	$1.55	$(0.15)
Diluted	$0.71	$(1.28)	$1.49	$(0.15)

Weighted average number of common shares outstanding:
Basic	50,146	49,581	50,021	49,549
Diluted	52,455	49,581	52,188	49,549
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	JUNE 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$102,948	$89,742
Accounts receivable, net	383,309	385,816
Inventories, net	471,719	423,077
Prepaid expenses and other current assets	24,470	26,933

Total current assets	982,446	925,568

Property, plant, and equipment, net	758,644	749,601
Goodwill, net	217,737	218,740
Investments in unconsolidated affiliates	5,226	5,164
Other noncurrent assets	30,960	33,313

Total assets	$1,995,013	$1,932,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$233,974	$208,541
Income taxes	3,771	14,419
Current portion of long-term debt	159,874	464
Deferred revenue	58,763	87,412
Other current liabilities	3,115	4,387

Total current liabilities	459,497	315,223

Long-term debt and capitalized leases	8,012	164,074
Deferred income taxes	54,816	55,332
Other noncurrent liabilities	14,863	15,691

Total liabilities	537,188	550,320

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	535	531
Additional paid-in capital	483,546	468,428
Retained earnings	1,037,835	960,115
Accumulated other comprehensive income	28,912	44,115
Treasury stock	(93,702)	(92,341)

Total Oil States International, Inc. stockholders’ equity	1,457,126	1,380,848

Noncontrolling interest	699	1,218

Total stockholders’ equity	1,457,825	1,382,066

Total liabilities and stockholders’ equity	$1,995,013	$1,932,386

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	SIX MONTHS
	ENDED JUNE 30,
	2010	2009
Cash flows from operating activities:
Net income/(loss)	$78,023	$(7,123)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,678	56,670
Deferred income tax benefit	(4,909)	(13,285)
Excess tax benefits from share-based payment arrangements	(985)	—
Loss on impairment of goodwill	—	94,528
Equity in earnings of unconsolidated subsidiaries, net of dividends	(64)	(934)
Non-cash compensation charge	6,848	5,818
Accretion of debt discount	3,560	3,314
Gain on disposal of assets	(1,063)	(260)
Other, net	(95)	1,841
Changes in operating assets and liabilities:
Accounts receivable	561	265,340
Inventories	(51,066)	116,482
Other current assets	411	3,954
Accounts payable and accrued liabilities	26,840	(215,781)
Current income taxes payable	(5,344)	(45,214)
Other current liabilities	(28,540)	5,846

Net cash flows provided by operating activities	85,855	271,196

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	18
Capital expenditures	(76,077)	(52,784)
Proceeds from note receivable	—	21,166
Other, net	1,853	(2,043)

Net cash flows used in investing activities	(74,224)	(33,643)

Cash flows from financing activities:
Revolving credit repayments, net	—	(216,572)
Debt repayments	(255)	(225)
Issuance of common stock	7,288	501
Excess tax benefits from share-based payment arrangements	985	—
Other, net	(1,363)	(482)

Net cash flows provided by (used in) financing activities	6,655	(216,778)

Effect of exchange rate changes on cash	(5,005)	5,241

Net increase in cash and cash equivalents from continuing operations	13,281	26,016
Net cash used in discontinued operations – operating activities	(75)	(116)
Cash and cash equivalents, beginning of period	89,742	30,199

Cash and cash equivalents, end of period	$102,948	$56,099

Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$159,419	$—
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
     In October 2009, the FASB issued an accounting standards update that modified the accounting and disclosures for revenue recognition in a multiple-element arrangement. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple- element arrangements and the scope of what constitutes a non-software deliverable. The Company has adopted this change, and it did not have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures contained in our notes to the condensed consolidated financial statements.
     In December 2009, the FASB issued an accounting standards update which amends previously issued accounting guidance for the consolidation of variable interest entities (VIE’s). These amendments require a qualitative approach to identifying a controlling financial interest in a VIE, and require ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These amendments are effective for annual reporting periods beginning after November 15, 2009. The adoption of these amendments did not have a material impact on our financial condition, results of operations, cash flows or disclosures contained in our notes to the condensed consolidated financial statements.
     In January 2010, the FASB issued an accounting standards update which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. These amendments are effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of the amendments pertaining to

Level 1 and Level 2 fair value measurements did not have a material impact on our financial condition, results of operations, cash flows or disclosures contained in our notes to the condensed consolidated financial statements. We do not expect the adoption of the amendments regarding Level 3 fair value measurements to have a material impact on our financial condition, results of operations or cash flows.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Accounts receivable, net:
Trade	$307,987	$287,148
Unbilled revenue	77,782	102,527
Other	1,429	1,087

Total accounts receivable	387,198	390,762
Allowance for doubtful accounts	(3,889)	(4,946)

	$383,309	$385,816

	JUNE 30,	DECEMBER 31,
	2010	2009
Inventories, net:
Tubular goods	$310,431	$265,717
Other finished goods and purchased products	66,564	66,489
Work in process	44,206	43,729
Raw materials	59,383	55,421

Total inventories	480,584	431,356
Inventory reserves	(8,865)	(8,279)

	$471,719	$423,077

	ESTIMATED	JUNE 30,	DECEMBER 31,
	USEFUL LIFE	2010	2009
Property, plant and equipment, net:
Land		$19,319	$19,426
Buildings and leasehold improvements	1-50 years	176,192	165,526
Machinery and equipment	2-29 years	299,259	301,900
Accommodations assets	3-15 years	417,039	383,332
Rental tools	4-10 years	156,813	151,050
Office furniture and equipment	1-10 years	29,807	29,817
Vehicles	2-10 years	72,870	72,142
Construction in progress		68,744	65,652

Total property, plant and equipment		1,240,043	1,188,845
Less: Accumulated depreciation		(481,399)	(439,244)

		$758,644	$749,601

	JUNE 30,	DECEMBER 31,
	2010	2009
Accounts payable and accrued liabilities:
Trade accounts payable	$173,905	$145,200
Accrued compensation	28,538	35,834
Accrued insurance	8,306	8,133
Accrued taxes, other than income taxes	7,656	4,216
Reserves related to discontinued operations	2,336	2,411
Other	13,233	12,747

	$233,974	$208,541

4. EARNINGS PER SHARE
     The calculation of earnings per share attributable to Oil States International, Inc. is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income/(loss) attributable to Oil States International, Inc.	$37,477	$(63,486)	$77,720	$(7,358)

Weighted average number of shares outstanding	50,146	49,581	50,021	49,549

Basic earnings/(loss) per share	$0.75	$(1.28)	$1.55	$(0.15)

Diluted earnings/(loss) per share:
Net income/(loss) attributable to Oil States International, Inc.	$37,477	$(63,486)	$77,720	$(7,358)

Weighted average number of shares outstanding	50,146	49,581	50,021	49,549
Effect of dilutive securities:
Options on common stock	631	—	615	—
2 3/8% Convertible Senior Subordinated Notes	1,507	—	1,364	—
Restricted stock awards and other	171	—	188	—

Total shares and dilutive securities	52,455	49,581	52,188	49,549

Diluted earnings per share	$0.71	$(1.28)	$1.49	$(0.15)
     Our calculation of diluted earnings per share for the three and six months ended June 30, 2010 excludes 466,315 shares and 434,891 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and six months ended June 30, 2009 excludes 2,063,763 shares and 2,144,140 shares, respectively, due to their antidilutive effect.
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
     Changes in the carrying amount of goodwill for the six month period ended June 30, 2010 are as follows (in thousands):

		Drilling	Total
	Rental	and	Well Site		Offshore	Tubular
	Tools	Other	Services	Accommodations	Products	Services	Total
Balance as of December 31, 2008
Goodwill	$166,841	$22,767	$189,608	$53,526	$85,074	$62,863	$391,071
Accumulated Impairment Losses	—	(22,767)	(22,767)	—	—	(62,863)	(85,630)

	166,841	—	166,841	53,526	85,074	—	305,441
Goodwill acquired	—	—	—	337	—	—	337
Foreign currency translation and other changes	2,470	—	2,470	4,495	525	—	7,490
Goodwill impairment	(94,528)	—	(94,528)	—	—	—	(94,528)

	74,783	—	74,783	58,358	85,599	—	218,740

Balance as of December 31, 2009
Goodwill	169,311	22,767	192,078	58,358	85,599	62,863	398,898
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	74,783	—	74,783	58,358	85,599	—	218,740
Foreign currency translation and other changes	(184)	—	(184)	(410)	(409)	—	(1,003)

	74,599	—	74,599	57,948	85,190	—	217,737

Balance as of June 30, 2010
Goodwill	169,127	22,767	191,894	57,948	85,190	62,863	397,895
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$74,599	$—	$74,599	$57,948	$85,190	$—	$217,737

6. DEBT
     As of June 30, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
U.S. revolving credit facility which matures on December 5, 2011, with available commitments up to $325 million and with an average interest rate of 3.3% for the six month period ended June 30, 2010	$—	$—
Canadian revolving credit facility which matures on December 5, 2011, with available commitments up to $175 million and with an average interest rate of 2.3% for the six month period ended June 30, 2010	—	—
2 3/8% contingent convertible senior subordinated notes, net — due 2025	159,419	155,859
Capital lease obligations and other debt	8,467	8,679

Total debt	167,886	164,538
Less: current maturities	159,874	464

Total long-term debt and capitalized leases	$8,012	$164,074

     As of June 30, 2010, we have classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes), net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the June 30, 2010 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
     The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	June 30, 2010	December 31, 2009
Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449

Principal amount of the liability component	$175,000	$175,000
Less: unamortized discount	15,581	19,141

Net carrying amount of the liability component	$159,419	$155,859

     The effective interest rate is 7.17% for our 2 3/8% Notes. Interest expense on the notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest expense	$2,835	$2,711	$5,638	$5,392

June 30, 2010
Remaining period over which discount will be amortized	2.0 years
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	1,090,375
Conversion value in excess of principal amount (in thousands) (1)	$43,157
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s June 30, 2010 closing stock price of $39.58.
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

     The fair value of our 2 3/8% Notes is estimated based on a quoted price in an active market (a Level 1 fair value measurement). The carrying and fair values of these notes are as follows (in thousands):

		June 30, 2010		December 31, 2009
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
Principal amount due 2025	2 3/8%	$175,000	$235,291	$175,000	$243,653
Less: unamortized discount		15,581	—	19,141	—

Net value		$159,419	$235,291	$155,859	$243,653

     As of June 30, 2010, the Company had no outstanding borrowings under its revolving credit facility, but had $22.7 million of outstanding letters of credit. We are unable to estimate the fair value of the Company’s bank debt due to the potential variability of expected outstanding balances under the facility.
     As of June 30, 2010, the Company had approximately $102.9 million of cash and cash equivalents and $477.3 million of the Company’s $500 million U.S. and Canadian revolving credit facility available for future financing needs.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income/(loss) for the three and six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009
Net income/(loss)	$37,608	$(63,369)	$78,023	$(7,123)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(23,788)	43,676	(15,203)	31,855

Total other comprehensive income/(loss)	(23,788)	43,676	(15,203)	31,855

Comprehensive income/(loss)	13,820	(19,693)	62,820	24,732
Comprehensive income attributable to noncontrolling interest	(131)	(117)	(303)	(235)

Comprehensive income/(loss) attributable to Oil States International, Inc.	$13,689	$(19,810)	$62,517	$24,497

Shares of common stock outstanding – January 1, 2010	49,814,964

Shares issued upon exercise of stock options and vesting of stock awards	445,429
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(35,988)

Shares of common stock outstanding – June 30, 2010	50,224,405

8. STOCK BASED COMPENSATION
     During the first six months of 2010, we granted restricted stock awards totaling 220,322 shares valued at a total of $8.5 million. Of the restricted stock awards granted in the first half of 2010, a total of 201,200 awards vest in four equal annual installments. A total of 417,250 stock options with a six-year term were awarded in the six months ended June 30, 2010 with an average exercise price of $37.67 that will vest in annual 25% increments over the next four years.
     Stock based compensation pre-tax expense recognized in the six month period ended June 30, 2010 totaled $6.8 million, or $0.10 per diluted share after tax. Stock based compensation pre-tax expense recognized in the six month period ended June 30, 2009 totaled $5.8 million, or $0.08 per diluted share after tax (excluding the impact on the Company’s effective tax rate of the goodwill impairment recognized during the period). Stock based compensation pre-tax expense recognized in the three month period ended June 30, 2010 totaled $3.1 million, or $0.04 per diluted share after tax. Stock based compensation pre-tax expense recognized in the three month period ended June 30, 2009 totaled $2.9 million, or $0.04 per diluted share after tax (excluding the impact on the Company’s effective tax rate of the goodwill impairment recognized during the period.) The total fair value of restricted stock awards that vested during the six months ended June 30, 2010 and 2009 was $7.4 million and $2.5 million, respectively. At June

30, 2010, $23.2 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended June 30, 2010 totaled $16.6 million, or 30.6% of pretax income, compared to an income tax benefit of $3.3 million, or 5.0% of pretax losses, for the three months ended June 30, 2009. The Company’s income tax provision for the six months ended June 30, 2010 totaled $33.4 million, or 30.0% of pretax income, compared to $22.0 million, or 147.7% of pretax income, for the six months ended June 30, 2009. The effective tax rates in the three and six months ended June 30, 2009 were adversely impacted by reported losses and a significant portion of the goodwill impairment charge recognized during the periods being non-deductible for tax purposes. Excluding the goodwill impairment recognized during the periods, the effective tax rates for the three and six months ended June 30, 2009 would have approximated 24.0% and 29.3%, respectively. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year was largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which is taxed at higher statutory rates.
10. SEGMENT AND RELATED INFORMATION
     In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services, accommodations, offshore products and tubular services. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Historically, the Company’s accommodations business has been aggregated, along with our rental tool and land drilling services business lines, into our well site services segment. However, in the time since our original identification and aggregation of our reportable segments, our accommodations business has grown at a significant rate primarily due to our increased activity supporting oil sands developments and decreased activity in support of conventional well drilling in northern Alberta, Canada. Unlike our land drilling and rental tools activities, which are significantly influenced by the current prices of oil and natural gas, demand for oil sands accommodations is influenced to a greater extent by the longer-term outlook for energy prices, particularly crude oil prices, given the multi-year time frame to complete oil sands projects and the significant costs associated with development of such large scale projects. Based on these factors, we began presenting accommodations as a separate reportable segment effective with our first quarter 2010 quarterly report. Our well site services segment now consists of our rental tool and land drilling services business lines. Prior period segment-related information has been restated in accordance with this change. Results of a portion of our accommodations segment are somewhat seasonal with increased activity occurring in the winter drilling season.
     Financial information by business segment for each of the three and six months ended June 30, 2010 and 2009 is summarized in the following table (in thousands):

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Three months ended June 30, 2010
Well Site Services –
Rental tools	$79,119	$10,405	$10,395	$—	$10,446	$351,981
Drilling and other	34,137	6,198	(1,070)	—	3,546	114,071

Total Well Site Services	113,256	16,603	9,325	—	13,992	466,052
Accommodations	121,956	10,707	31,300	—	20,029	615,982
Offshore Products	106,005	2,770	16,087	—	1,942	484,852
Tubular Services	253,315	341	9,297	34	2,752	405,654
Corporate and Eliminations	—	179	(8,256)	—	188	22,473

Total	$594,532	$30,600	$57,753	$34	$38,903	$1,995,013

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Three months ended June 30, 2009
Well Site Services –
Rental tools	$53,629	$9,859	$(98,612)	$—	$4,975	$342,699
Drilling and other	10,861	6,483	(6,313)	—	2,028	120,091

Total Well Site Services	64,490	16,342	(104,925)	—	7,003	462,790
Accommodations	88,400	9,050	25,770	68	9,370	496,513
Offshore Products	122,511	2,742	17,548	—	2,830	504,698
Tubular Services	180,933	377	5,967	407	101	378,664
Corporate and Eliminations	—	136	(7,596)	—	810	15,155

Total	$456,334	$28,647	$(63,236)	$475	$20,114	$1,857,820

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Six months ended June 30, 2010
Well Site Services –
Rental tools	$146,622	$20,915	$14,772	$—	$17,026	$351,981
Drilling and other	64,538	12,862	(3,052)	—	4,537	114,071

Total Well Site Services	211,160	33,777	11,720	—	21,563	466,052
Accommodations	267,489	21,283	78,668	—	45,441	615,982
Offshore Products	208,998	5,575	28,708	—	5,980	484,852
Tubular Services	439,230	685	15,512	64	2,843	405,654
Corporate and Eliminations	—	358	(17,050)	—	250	22,473

Total	$1,126,877	$61,678	$117,558	$64	$76,077	$1,995,013

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Six months ended June 30, 2009
Well Site Services –
Rental tools	$125,354	$19,816	$(94,967)	$—	$16,770	$342,699
Drilling and other	28,145	12,916	(9,808)	—	7,240	120,091

Total Well Site Services	153,499	32,732	(104,775)	—	24,010	462,790
Accommodations	230,232	17,491	74,014	203	21,604	496,513
Offshore Products	250,510	5,436	38,734	—	5,898	504,698
Tubular Services	489,192	753	28,878	731	196	378,664
Corporate and Eliminations	—	258	(15,189)	—	1,076	15,155

Total	$1,123,433	$56,670	$21,662	$934	$52,784	$1,857,820

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
Our Business Segments
     Our accommodations business is predominantly located in Canada and derives most of its business from energy companies who are developing and producing oil sands resources and, to a lesser extent, other resource based activities. A significant portion of our accommodations revenues is generated by our oil sands lodges. Where traditional accommodations and infrastructure are not accessible or cost effective, these semi-permanent lodge facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a daily-fee per day based on the duration of their needs which can range from several months to several years. In addition, we provide shorter-term remote site accommodations in smaller configurations utilizing our modular, mobile camp assets.

     In May 2009, Imperial Oil announced the sanctioning of Phase I of its Kearl oil sands project. In November 2009, Suncor announced its 2010 capital expenditure plan which included spending on Phase 3 and 4 of its Firebag project. Both of these announcements have led to either extensions of existing accommodations contracts or incremental accommodations contracts for us. In addition, several major oil companies and national oil companies have acquired oil sands leases over the past twelve months which should bode well for future oil sands investment and, as a result, demand for oil sands accommodations. In May 2010, we announced the expansion of our accommodations operations in the oil sands region through planned additional capital expenditures totaling approximately $62 million to expand three of our existing facilities.
     Another factor that can influence the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar. Our accommodations segment derived a majority of its revenues and operating income in Canada denominated in Canadian dollars. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. For the first six months of 2010, the Canadian dollar was valued at an average exchange rate of U.S. $0.97 compared to U.S. $0.83 for the first six months of 2009, an increase of 17%. This strengthening of the Canadian dollar had a significant positive impact on the translation into U.S. dollars of earnings generated from our Canadian subsidiaries and, therefore, the financial results of our accommodations segment.
     Our offshore products segment provides highly engineered and technically designed products for offshore oil and natural gas development and production systems and facilities. Sales of our offshore products and services depend primarily upon development of infrastructure for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production activities.
     With the global economic recession and reduction in oil prices in late 2008 and into early 2009, many major and national oil companies deferred the sanctioning of incremental deepwater investments. As a result, throughout 2009 we experienced decreases in our offshore products segment backlog which declined from $302.8 million as of June 30, 2009 to $206.3 million as of December 31, 2009. This reduction in backlog has led to decreased revenues and margins for our offshore products segment in the first half of 2010 compared to the first half of 2009. With the improvement in oil prices over the last sixteen months and the improved outlook for long-term oil demand, we have experienced increased bidding and quoting activity for our offshore products, and our backlog has increased 5% from December 31, 2009 to $215.7 million as of June 30, 2010. However, the Horizon rig explosion and sinking and resultant oil spill from the Macondo well blowout has led to proposed legislation and rulemaking which may negatively impact our business as we discuss below under “Other Factors that Influence our Business.”
     Generally, our customers for both oil sands accommodations and offshore products are making multi-billion dollar investments to develop oil sands or deepwater prospects, which have estimated reserve lives of ten to thirty years, and consequently these investments are dependent on those customers’ longer-term view of crude oil prices. Crude oil prices have recovered to levels ranging from $70 to $80 per barrel compared to an average of approximately $62 per barrel experienced during 2009. However, with the recovery in demand for oil in several key growing markets, specifically China and India, longer-term forecasts for oil demand and oil prices, have improved. As a result, our customers have begun to announce additional investments in both the oil sands region and in deepwater globally.
     Our well site services and tubular services segments are significantly influenced by drilling and completion activity primarily in the United States and, to a lesser extent, Canada. Over the past several years, this activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. However, with the rise in oil prices, the stagnation of natural gas prices and improved drilling and completion techniques, activity in North America is beginning to shift to a greater proportion of oil and liquids rich gas drilling. The oil rig count in the United States now totals approximately 600 rigs, the highest level in almost 20 years.
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

	Average Drilling Rig Count for
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
U.S. Land	1,469	887	1,385	1,078
U.S. Offshore	39	49	42	53

Total U.S.	1,508	936	1,427	1,131
Canada	166	90	318	210

Total North America	1,674	1,026	1,745	1,341

     The average North American rig count for the three months ended June 30, 2010 increased by 648 rigs, or 63.2%, compared to the three months ended June 30, 2009 largely due to growth in the U.S. land rig count. As of July 30, 2010, the North American rig count increased compared to the second quarter 2010 average to 1,949 rigs due to seasonal increases in the Canadian rig count and further increases in U.S. land drilling activity.
     We support the development of several oil and natural gas shale properties through our rental tool and tubular businesses. There is continuing exploration and development activity focused on these shale areas leading us and many of our competitors to relocate equipment to and also concentrate on these areas. Domestic U.S. natural gas prices have decreased from peak levels in 2008 to recent levels of approximately $4.50 to $4.75 per Mcf. Many analysts are expecting continued weakness in natural gas prices unless the supply and demand for natural gas becomes more balanced. Neither the rig count nor commodity prices, especially for natural gas, are currently expected to recover to levels reached during peak activity levels in 2008 in the immediate future.
     Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby influencing the pricing and margins of our tubular services segment. Steel prices on a global basis declined precipitously during the recession in 2009. Industry inventories increased materially as the rig count declined and imports remained at high levels. Developments in the OCTG marketplace had a material detrimental impact on OCTG pricing and, accordingly, on revenues and margins realized during the last half of 2009 in our tubular services segment. These negative trends moderated to some extent in the first half of 2010 due to production curtailments by U.S. mills coupled with a reduction in imports, largely due to the imposition of trade sanctions on Chinese OCTG imports. As inventory excesses were reduced, price increases were announced by the major U.S. mills during the first half of 2010. The OCTG Situation Report indicates that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to approximately six months’ supply currently.
     During 2010, the U. S. mills have increased production and imports have surged recently, particularly goods imported from Canada and Korea followed by India, Mexico and Japan. This increase in supply has been in response to the 63% year-over-year increase in drilling in North America.
Other Factors that Influence our Business
     While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the recent global economic recession and credit crisis, the Deepwater Horizon rig explosion and resultant oil spill and drilling moratorium as well as other changes in the regulatory environment also influence our business.
     We have witnessed unprecedented events in the U.S. Gulf of Mexico as a result of the Deepwater Horizon rig explosion and resultant oil spill from the Macondo well blowout. As a result, the U.S. Department of the Interior implemented a six-month moratorium / suspension on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico that has effectively shut down deepwater drilling activities and these activities are not expected to resume until later this year at the earliest. The moratorium has also delayed drilling activity on the U.S. Continental Shelf due to permit delays and uncertainties. These uncertainties and delays caused by the moratorium have and will continue to have an overall negative effect on Gulf of Mexico drilling activity and, to a certain extent, the financial results of our offshore products, tubular services and well site services segments.
     The Macondo well incident, the subsequent oil spill and moratorium on drilling is expected to result in increased state, federal and international regulation of our and our customer’s operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. Proposals are being debated in both the U.S. House of Representatives and the Senate which call for the removal of the $75 million economic liability cap on oil spill costs for companies owning or operating offshore rigs. This legislation, if enacted, would make operators responsible for the entirety of the cleanup costs and damage claims associated with an oil spill. Additional proposals in Congress would also amend existing laws by specifying additional requirements for oil spill response plans. Companies could be required to demonstrate the financial capability to pay for spill removal costs and damages, describe the environmental effects of spill response, identify specific measures and technology to be used in response to a blowout and identify the economic and environmental impacts of a worst case oil spill scenario and the related response. Another proposal increases the $1 billion liability cap of the Oil Spill Liability Trust Fund to $5 billion and increases the amount that oil companies must pay into the fund. These proposed new regulations and requirements for drilling are expected to lengthen the period of time needed by operators to plan, prepare and permit wells in the U.S. Gulf of Mexico. If enacted, these proposals would likely limit the number of companies financially qualified to operate offshore in the U.S. Gulf of Mexico. In addition, insurance at affordable costs for environmental damage could be materially reduced or eliminated. Further, it is possible that other countries may adopt similar new laws and regulations. Until new legislation and policies are adopted, management will not be in a position to fully assess the impact that the proposed policy changes will have on the energy industry generally or on its operations.
     Throughout the first half of 2009, we saw unprecedented declines in the global economic outlook that were initially fueled by the housing and credit crises. These market conditions led to reduced growth and in some instances, decreased overall output. Beginning in late 2009 and into the first half of 2010, market factors have suggested that economic improvement is underway; however, the pace of improvement has been slow, and we have not seen economic activity, generally, and exploration and development activities, specifically, return to peak 2008 levels. In addition, unemployment in the United States remains at relatively high levels.
     We continue to monitor the fallout of the financial crisis on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to plan our business. We currently expect that our 2010 capital expenditures will total approximately $219 million compared to 2009 capital expenditures of $124 million. Our 2010 capital expenditures include funding to complete projects in progress at December 31, 2009, including (i) expansion of our Wapasu Creek accommodations facility in the Canadian oil sands, (ii) international expansion at offshore products, (iii) the purchase of an accommodations facility in the Horn River Basin area of northeast British Columbia, (iv) expansion at tubular services through the addition of a facility in Pennsylvania to service the Marcellus shale area and (v) ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JUNE 30,				JUNE 30,
			Variance				Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Revenues
Well Site Services -
Rental Tools	$79.1	$53.6	$25.5	48%	$146.6	$125.4	$21.2	17%
Drilling and Other	34.2	10.9	23.3	214%	64.6	28.1	36.5	130%

Total Well Site Services	113.3	64.5	48.8	76%	211.2	153.5	57.7	38%
Accommodations	121.9	88.4	33.5	38%	267.5	230.2	37.3	16%
Offshore Products	106.0	122.5	(16.5)	(13%)	209.0	250.5	(41.5)	(17%)
Tubular Services	253.3	180.9	72.4	40%	439.2	489.2	(50.0)	(10%)

Total	$594.5	$456.3	$138.2	30%	$1,126.9	$1,123.4	$3.5	0%

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services -
Rental Tools	$50.0	$40.3	$9.7	24%	$95.3	$90.1	$5.2	6%
Drilling and Other	28.4	10.0	18.4	184%	53.4	23.6	29.8	126%

Total Well Site Services	78.4	50.3	28.1	56%	148.7	113.7	35.0	31%
Accommodations	73.2	48.8	24.4	50%	155.0	128.7	26.3	20%
Offshore Products	77.7	91.2	(13.5)	(15%)	155.9	186.6	(30.7)	(16%)
Tubular Services	240.2	171.4	68.8	40%	416.4	452.9	(36.5)	(8%)

Total	$469.5	$361.7	$107.8	30%	$876.0	$881.9	$(5.9)	(1%)

Gross margin
Well Site Services -
Rental Tools	$29.1	$13.3	$15.8	119%	$51.3	$35.3	$16.0	45%
Drilling and Other	5.8	0.9	4.9	544%	11.2	4.5	6.7	149%

Total Well Site Services	34.9	14.2	20.7	146%	62.5	39.8	22.7	57%
Accommodations	48.7	39.6	9.1	23%	112.5	101.5	11.0	11%
Offshore Products	28.3	31.3	(3.0)	(10%)	53.1	63.9	(10.8)	(17%)
Tubular Services	13.1	9.5	3.6	38%	22.8	36.3	(13.5)	(37%)

Total	$125.0	$94.6	$30.4	32%	$250.9	$241.5	$9.4	4%

Gross margin as a percentage of revenues
Well Site Services -
Rental Tools	37%	25%			35%	28%
Drilling and Other	17%	8%			17%	16%
Total Well Site Services	31%	22%			30%	26%
Accommodations	40%	45%			42%	44%
Offshore Products	27%	26%			25%	26%
Tubular Services	5%	5%			5%	7%
Total	21%	21%			22%	22%
THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
     We reported net income attributable to Oil States International, Inc. for the quarter ended June 30, 2010 of $37.5 million, or $0.71 per diluted share. These results compare to a net loss of $63.5 million, or $1.28 per diluted share, reported for the quarter ended June 30, 2009. The net loss for the second quarter of 2009 included an after tax loss of $84.5 million, or approximately $1.70 per diluted share, on the impairment of a portion of the goodwill in our rental tools reporting unit.
     Revenues. Consolidated revenues increased $138.2 million, or 30%, in the second quarter of 2010 compared to the second quarter of 2009.
     Our well site services revenues increased $48.8 million, or 76%, in the second quarter of 2010 compared to the second quarter of 2009. This increase was primarily due to increased rental tool revenues and significantly increased rig utilization in our drilling services operations. Our rental tool revenues increased $25.5 million, or 48%, primarily due to increased rental tool utilization, particularly in the shale plays, a more favorable mix of higher value rentals and an increase in pricing. Our drilling services revenues increased $23.3 million, or 214%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of increased utilization of our rigs. Utilization of our drilling rigs increased from an average of 24.7% for the second quarter of 2009 to an average of 73.3% for the second quarter of 2010.
     Our accommodations segment reported revenues in the second quarter of 2010 that were $33.5 million, or 38%, above the second quarter of 2009. The increase in accommodations revenue resulted from increased activity at our major oil sands lodges supporting development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar.
     Our offshore products revenues decreased $16.5 million, or 13%, in the second quarter of 2010 compared to the second quarter of 2009. This decrease was primarily due to decreased beginning backlog levels and reduced subsea product shipments.
     Tubular services revenues increased $72.4 million, or 40%, in the second quarter of 2010 compared to the second quarter of 2009 as a result of a 93% increase in the tons shipped partially offset by a 27% decrease in realized revenues per ton shipped in the second quarter of 2010. Tons shipped increased from 69,900 in the second quarter of 2009 to 134,900 in the second quarter of 2010.
     Cost of Sales and Service. Our consolidated cost of sales increased $107.8 million, or 30%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of increased cost of sales at our tubular services segment of $68.8 million, or 40%, and an increase of $28.1 million, or 56%, at our well site services segment. Our consolidated gross margin as a percentage of revenues was 21% in both of the second quarters of 2009 and 2010.
     Our well site services segment gross margin as a percentage of revenues improved from 22% in the second quarter of 2009 to 31% in the second quarter of 2010. Our rental tool gross margin as a percentage of revenues increased from 25% in the second quarter of 2009 to 37% in the second quarter of 2010 primarily due to a more favorable mix of higher value rentals, improved pricing and increased fixed cost absorption as a result of increased rental tool utilization. Our drilling services cost of sales increased $18.4 million, or 184%, in the second quarter of 2010 compared to the second quarter of 2009 as a result of increased rig utilization. The increased rig utilization had a positive impact on our drilling services gross margin as a percentage of revenues resulting in an increase from 8% in the second quarter of 2009 to 17% in the second quarter of 2010.
     Our accommodations cost of sales increased $24.4 million, or 50%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and strengthening of the Canadian dollar versus the U.S. dollar. Our accommodations segment gross margin as a percentage of revenues decreased from 45% in the second quarter of 2009 to 40% in the second quarter of 2010 primarily as a result of lower minimum guarantee revenues in 2010 compared to 2009.
     Our offshore products cost of sales decreased $13.5 million, or 15%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in subsea pipeline and rig and vessel equipment costs. Our offshore products segment gross margin as a percentage of revenues was essentially constant (26% in the second quarter of 2009 compared to 27% in the second quarter of 2010).
     Tubular services segment cost of sales increased $68.8 million, or 40%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of an increase in tons shipped, partially offset by lower priced OCTG inventory being sold. Our tubular services gross margin as a percentage of revenues was 5% in both of the second quarters of 2009 and 2010.
     Selling, General and Administrative Expenses. SG&A expense increased $3.4 million, or 10%, in the second quarter of 2010 compared to the second quarter of 2009 due primarily to an increase in accrued incentive bonuses and an increase in our accommodations SG&A expenses as a result of the strengthening of the Canadian dollar versus the U.S. dollar.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million, or 7%, in the second quarter of 2010 compared to the same period in 2009 due primarily to capital expenditures made during the previous twelve months largely related to investments made in our Canadian accommodations business.
     Impairment of Goodwill. We recorded a goodwill impairment of $94.5 million, before tax, in the second quarter of 2009. The impairment was the result of our assessment of several factors affecting our rental tools reporting unit.
     Operating Income. Consolidated operating income increased $121.0 million, or 191%, in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of the $94.5 million pre-tax goodwill impairment charge recognized in the second quarter of 2009 and a $19.7 million increase in operating income from our well site services segment (excluding the goodwill impairment) primarily due to the more favorable mix of higher value rentals, improved pricing and increased rental tool utilization in our rental tools operation and increased utilization of our rigs in our drilling services business.
     Interest Expense and Interest Income. Net interest expense decreased $0.5 million, or 12%, in the second quarter of 2010 compared to the second quarter of 2009 due to reduced debt levels partially offset by increased LIBOR interest rates applicable to borrowings under our revolving credit facility. The weighted average interest rate on the Company’s revolving credit facility was 3.0% in the second quarter of 2010 compared to 1.4% in the second quarter of 2009. Interest income increased as a result of increased cash balances in interest-bearing accounts.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates was $0.4 million, or 93%, lower in the second quarter of 2010 than in the second quarter of 2009 primarily due to an equity affiliate in our OCTG business that experienced higher profitability in the second quarter of 2009 compared to the second quarter of 2010.
     Income Tax Expense. Our income tax provision for the three months ended June 30, 2010 totaled $16.6 million, or 30.6% of pretax income, compared to an income tax benefit of $3.3 million, or 5.0% of pretax losses, for the three months ended June 30, 2009. The effective tax rate in the second quarter of 2009 was impacted by reported losses and a significant portion of the goodwill impairment charge recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the second quarter of 2009 would have approximated 24.0%. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year was largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which is taxed at higher statutory rates.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009
     We reported net income attributable to Oil States International, Inc. for the six months ended June 30, 2010 of $77.7 million, or $1.49 per diluted share. These results compare to a net loss of $7.4 million, or $0.15 per diluted share, reported for the six months ended June 30, 2009. The net loss for the first half of 2009 included an after tax loss of $84.5 million, or approximately $1.70 per diluted share, on the impairment of goodwill in our rental tools reporting unit.
     Revenues. Consolidated revenues increased $3.5 million, or less than 1%, in the first half of 2010 compared to the first half of 2009.
     Our well site services revenues increased $57.7 million, or 38%, in the first half of 2010 compared to the first half of 2009. This increase was primarily due to significantly increased rig utilization in our drilling services operations and increased rental tool revenues. Our rental tool revenues increased $21.2 million, or 17%, primarily due to increased rental tool utilization, a more favorable mix of higher value rentals and modestly improved pricing. Our drilling services revenues increased $36.5 million, or 130%, in the first half of 2010 compared to the first half of 2009 primarily as a result of increased utilization of our rigs. Utilization of our drilling rigs increased from an average of 26.8% for the first half of 2009 to an average of 70.7% for the first half of 2010.
     Our accommodations segment reported revenues in the first half of 2010 that were $37.3 million, or 16%, above the first half of 2009. The increase in accommodations revenue resulted from the strengthening of the Canadian dollar versus the U.S. dollar, $25 million in revenue from the contract in support of the 2010 Winter Olympics, increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and the expansion of two of these facilities, partially offset by a $42 million decrease in third-party accommodations manufacturing revenues.
     Our offshore products revenues decreased $41.5 million, or 17%, in the first half of 2010 compared to the first half of 2009. This decrease was primarily due to a decrease in subsea pipeline revenues and rig and vessel equipment revenues driven by delays or decreased levels of spending on deepwater development projects and capital upgrades.
     Tubular services revenues decreased $50.0 million, or 10%, in the first half of 2010 compared to the first half of 2009 as a result of a 34% decrease in realized revenues per ton shipped in the first half of 2010 partially offset by an increase in tons shipped from 174,800 in the first half of 2009 to 236,100 in the first half of 2010, an increase of 61,300 tons, or 35%.
     Cost of Sales and Service. Our consolidated cost of sales decreased $5.9 million, or 1%, in the first half of 2010 compared to the first half of 2009 primarily as a result of decreased cost of sales at our tubular services segment of $36.5 million, or 8%, and a decrease at our offshore products segment of $30.7 million, or 16%, partially offset by an increase in cost of sales at our well site services segment of $35.0 million, or 31%, and an increase at our accommodations segment of $26.3 million, or 20%. Our consolidated gross margin as a percentage of revenues was 22% in both of the first halves of 2009 and 2010.
     Our well site services segment gross margin as a percentage of revenues increased from 26% in the first half of 2009 to 30% in the first half of 2010. Our rental tool gross margin as a percentage of revenues increased from 28% in the first half of 2009 to 35% in the first half of 2010 primarily due to a more favorable mix of higher value rentals and improved pricing along with improved fixed cost absorption as a result of increased rental tool utilization. Our drilling services cost of sales increased $29.8 million, or 126%, in the first half of 2010 compared to the first half of 2009 as a result of increased rig utilization. Our drilling services gross margin as a percentage of revenues increased from 16% in the first half of 2009 to 17% in the first half of 2010 primarily due to the increase in drilling activity levels.
     Our accommodations cost of sales increased $26.3 million, or 20%, in the first half of 2010 compared to the first half of 2009 primarily as a result of the strengthening of the Canadian dollar versus the U.S. dollar, costs associated with the contract in support of the 2010 Winter Olympics, increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and the expansion of two of these facilities, partially offset by a decrease in third-party accommodations manufacturing and installation costs. Our accommodations segment gross margin as a percentage of revenues decreased from 44% in the first half of 2009 to 42% in the first half of 2010 primarily due to lower minimum guarantee revenues in 2010 compared to 2009.
     Our offshore products cost of sales decreased $30.7 million, or 16%, in the first half of 2010 compared to the first half of 2009 primarily due to a decrease in subsea pipeline and rig and vessel equipment costs. Our offshore products segment gross margin as a percentage of revenues was essentially constant (26% in the first half of 2009 compared to 25% in the first half of 2010).
     Tubular services segment cost of sales decreased $36.5 million, or 8%, in the first half of 2010 compared to the first half of 2009 primarily as a result of lower priced OCTG inventory being sold, partially offset by an increase in tons shipped. Our tubular services gross margin as a percentage of revenues decreased from 7% in the first half of 2009 to 5% in the first half of 2010 due to customer commitments made in the second half of 2009 and delivered in the first half of 2010 at lower prices than those realized in the first half of 2009.
     Selling, General and Administrative Expenses. SG&A expense increased $3.9 million, or 6%, in the first half of 2010 compared to the first half of 2009 due primarily to an increase in accrued incentive bonuses and an increase in our accommodations SG&A expenses as a result of the strengthening of the Canadian dollar versus the U.S. dollar.

     Depreciation and Amortization. Depreciation and amortization expense increased $5.0 million, or 9%, in the first half of 2010 compared to the same period in 2009 due primarily to capital expenditures made during the previous twelve months largely related to our Canadian accommodations business.
     Impairment of Goodwill. We recorded a goodwill impairment of $94.5 million, before tax, in the first half of 2009. The impairment was the result of our assessment of several factors affecting our rental tools reporting unit.
     Operating Income. Consolidated operating income increased $95.9 million, or 443%, in the first half of 2010 compared to the first half of 2009 primarily as a result of the $94.5 million pre-tax goodwill impairment charge recognized in the second quarter of 2009.
     Interest Expense and Interest Income. Net interest expense decreased $1.0 million, or 13%, in the first half of 2010 compared to the first half of 2009 due to reduced debt levels. The weighted average interest rate on the Company’s revolving credit facility was 2.5% in the first half of 2010 compared to 1.5% in the first half of 2009. Interest income decreased as a result of the repayment during the first quarter of 2009 of a note receivable from Boots & Coots.
     Equity in Earnings of Unconsolidated Affiliates. Our equity in earnings of unconsolidated affiliates was $0.9 million, or 93%, lower in the first half of 2010 than in the first half of 2009 primarily due to an equity affiliate in our OCTG business that experienced higher profitability in the second half of 2009 compared to the second half of 2010.
     Income Tax Expense. Our income tax provision for the first half of 2010 totaled $33.4 million, or 30.0% of pretax income, compared to $22.0 million, or 147.7% of pretax income, for the first half of 2009. The effective tax rate in the first half of 2009 was impacted by a significant portion of the goodwill impairment charge recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the first half of 2009 would have approximated 29.3%. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year was largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which is taxed at higher statutory rates.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, which have in the past included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, adding drilling rigs and increasing and replacing rental tool assets, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings.
     Cash totaling $85.9 million was provided by operations during the first six months of 2010 compared to cash totaling $271.2 million provided by operations during the first six months of 2009. During the first six months of 2010, $57.1 million was used to fund working capital, primarily due to increased OCTG inventory levels in our tubular services segment to meet increasing demand for casing and tubing. During the first six months of 2009, $130.6 million was provided by working capital, primarily due to lower receivable levels resulting from decreased revenues and due to decreased tubular inventory levels.
     Cash was used in investing activities during the six months ended June 30, 2010 and 2009 in the amount of $74.2 million and $33.6 million, respectively. Capital expenditures totaled $76.1 million and $52.8 million during the six months ended June 30, 2010 and 2009, respectively. Capital expenditures in both years consisted principally of purchases of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments. In the six months ended June 30, 2009, we received $21.2 million from Boots & Coots in full satisfaction of a note receivable due us.
     We currently expect to spend a total of approximately $219 million for capital expenditures during 2010 to expand our Canadian oil sands related accommodations facilities, for international expansion in our offshore products segment, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions, which the Company expects to pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
     Net cash of $6.7 million was provided by financing activities during the six months ended June 30, 2010, primarily as a result of the issuance of common stock as a result of stock option exercises. A total of $216.8 million was used in financing activities during the six months ended June 30, 2009, primarily as a result of debt repayments under our revolving credit facility.
     We believe that cash on hand, cash flow from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the economy, the financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.
     The unprecedented disruption in the credit markets has had a negative impact on a number of financial institutions. To date, the Company’s liquidity has not been materially impacted by the current credit environment. The Company is not currently a party to any interest rate swaps, currency hedges or derivative contracts of any type and has no exposure to commercial paper or auction rate securities markets. Management will continue to closely monitor the Company’s liquidity and the overall health of the credit markets.
     Stock Repurchase Program. During the first quarter of 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock, par value $.01 per share, over a two year period. On August 25, 2006, an additional $50.0 million was approved and the duration of the program was extended to August 31, 2008. On January 11, 2008, an additional $50.0 million was approved for the repurchase program and the duration of the program was again extended to December 31, 2009. As of December 31, 2009, the program expired. Through the expiration of the program, a total of $90.1 million of our stock (3,162,294 shares), was repurchased. We will continue to evaluate future share repurchases in the context of allocating capital among other corporate opportunities including capital expenditures and acquisitions and in the context of current conditions in the credit and capital markets. Any future share repurchase programs would need to be authorized by our Board of Directors.
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
     As of June 30, 2010, we had no borrowings outstanding under the Credit Agreement, but had $22.7 million of outstanding letters of credit, leaving $477.3 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the U.S. that provides for an aggregate borrowing capacity of $5.0 million. As of June 30, 2010, we had no borrowings outstanding under this other facility. Our total debt represented 10.3% of our total debt and shareholders’ equity at June 30, 2010 compared to 10.6% at December 31, 2009 and 16.2% at June 30, 2009.
     As of June 30, 2010, we had classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the June 30, 2010 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of June 30, 2010, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We have revolving lines of credit that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2010, we had no floating-rate obligations borrowed under our revolving credit facilities.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside North America, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first six months of 2010, our realized foreign exchange gains were $0.2 million and are included in other operating income in the consolidated statements of operations.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes to our risk factors as set forth in our 2009 Form 10-K except for the additional risk factor below:
Our financial results could be adversely impacted by the Macondo well incident and the resulting changes in regulation of offshore oil and natural gas exploration and development activity.
     In May 2010, the U.S. Department of the Interior implemented a six-month moratorium/suspension on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico in response to the Macondo well incident. The U.S. Department of the Interior subsequently issued Notices to Lessees and Operators (“NTLs”), implementing additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. On June 22, 2010, the U.S. District Court for the Eastern District of Louisiana granted a temporary injunction which immediately prohibited enforcement of the moratorium. On July 12, 2010, the U.S. Department of the Interior issued a revised moratorium on drilling in the U.S. Gulf of Mexico that generally applies to mobile offshore drilling units that utilize subsea blowout prevention equipment required for deepwater drilling operations. The uncertainty and delays caused by this moratorium have and will continue to have an overall negative effect on Gulf of Mexico drilling activity, and to a certain extent, our financial results.
     The Macondo well incident, the subsequent oil spill and moratorium on drilling has caused offshore drilling delays, and is expected to result in increased state, federal and international regulation of our and our customer’s operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. This delay could result in decreased demand for our offshore products, tubular services and well site services segments. In addition, any increased regulation of the exploration and production industry as a whole that arises out of the Macondo well incident could result in fewer companies being financially qualified to operate offshore in the U.S., could result in higher operating costs for our customers and could reduce demand for our services.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
     None

Purchases of Equity Securities by the Issuer and Affiliated Purchases
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     None
ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on November 7, 2000 (File No. 333-43400)).

4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003 (File No. 001-16337)).

4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to Oil States’ Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 (File No. 001-16337)).

4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Oil States’ Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 (File No. 001-16337)).

Exhibit No.		Description
4.6	—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 to Oil States’ Current Reports on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2005 and July 13, 2005 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OIL STATES INTERNATIONAL, INC.

Date: August 4, 2010	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2010	By	/s/ ROBERT W. HAMPTON
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