Form 10-Q
period 2010-09-30
OIL STATES INTERNATIONAL, INC
filed 2010-11-05
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission file number: 001-16337
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The Registrant had 50,549,427 shares of common stock outstanding and 3,269,148 shares of treasury stock as of
November 2, 2010.

OIL STATES INTERNATIONAL, INC.
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Income for the Three and Nine Month Periods Ended September 30, 2010 and 2009	3
Consolidated Balance Sheets — September 30, 2010 (unaudited) and December 31, 2009	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6—13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14—25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25—26

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27

(a) Index of Exhibits	27

Signature Page	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues	$588,347	$456,103	$1,715,225	$1,579,536

Costs and expenses:
Cost of sales and services	448,602	353,845	1,324,594	1,235,747
Selling, general and administrative expenses	37,142	33,964	109,479	102,377
Depreciation and amortization expense	30,410	30,193	92,088	86,863
Impairment of goodwill	—	—	—	94,528
Other operating expense/(income)	1,803	(439)	1,116	(181)

	517,957	417,563	1,527,277	1,519,334

Operating income	70,390	38,540	187,948	60,202

Interest expense	(3,534)	(3,613)	(10,505)	(11,714)
Interest income	134	27	316	350
Equity in earnings of unconsolidated affiliates	80	250	144	1,184
Other income	17	91	587	193

Income before income taxes	67,087	35,295	178,490	50,215
Income tax expense	(20,609)	(8,594)	(53,988)	(30,637)

Net income	46,478	26,701	124,502	19,578
Less: Net income attributable to noncontrolling interest	132	122	436	357

Net income attributable to Oil States International, Inc.	$46,346	$26,579	$124,066	$19,221

Net income per share attributable to Oil States International, Inc. common stockholders
Basic	$0.92	$0.54	$2.48	$0.39
Diluted	$0.88	$0.53	$2.37	$0.39

Weighted average number of common shares outstanding:
Basic	50,282	49,653	50,108	49,584
Diluted	52,538	50,153	52,304	49,886
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$138,380	$89,742
Accounts receivable, net	377,644	385,816
Inventories, net	504,773	423,077
Prepaid expenses and other current assets	27,944	26,933

Total current assets	1,048,741	925,568

Property, plant, and equipment, net	784,315	749,601
Goodwill, net	219,321	218,740
Investments in unconsolidated affiliates	5,617	5,164
Other noncurrent assets	30,915	33,313

Total assets	$2,088,909	$1,932,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$237,682	$208,541
Income taxes	3,365	14,419
Current portion of long-term debt	161,716	464
Deferred revenue	60,296	87,412
Other current liabilities	2,701	4,387

Total current liabilities	465,760	315,223

Long-term debt and capitalized leases	7,904	164,074
Deferred income taxes	61,942	55,332
Other noncurrent liabilities	14,728	15,691

Total liabilities	550,334	550,320

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	538	531
Additional paid-in capital	494,401	468,428
Retained earnings	1,084,181	960,115
Accumulated other comprehensive income	52,353	44,115
Treasury stock	(93,746)	(92,341)

Total Oil States International, Inc. stockholders’ equity	1,537,727	1,380,848
Noncontrolling interest	848	1,218

Total stockholders’ equity	1,538,575	1,382,066

Total liabilities and stockholders’ equity	$2,088,909	$1,932,386

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2010	2009
Cash flows from operating activities:
Net income	$124,502	$19,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,088	86,863
Deferred income tax (benefit) provision	920	(12,774)
Excess tax benefits from share-based payment arrangements	(2,126)	—
Loss on impairment of goodwill	—	94,528
Equity in earnings of unconsolidated subsidiaries, net of dividends	(144)	(1,184)
Non-cash compensation charge	9,687	8,614
Accretion of debt discount	5,388	5,016
Other, net	(733)	2,087
Changes in operating assets and liabilities:
Accounts receivable	10,912	228,605
Inventories	(81,146)	137,044
Other current assets	3,619	6,000
Accounts payable and accrued liabilities	28,513	(186,454)
Current income taxes payable	(10,922)	(43,608)
Other current liabilities	(27,173)	7,960

Net cash flows provided by operating activities	153,385	352,275

Cash flows from investing activities:
Capital expenditures	(120,952)	(78,164)
Proceeds from note receivable	—	21,166
Other, net	1,925	(1,760)

Net cash flows used in investing activities	(119,027)	(58,758)

Cash flows from financing activities:
Revolving credit repayments, net	—	(264,528)
Debt and capital lease repayments	(357)	(4,839)
Issuance of common stock from share-based payment arrangements	14,165	2,237
Excess tax benefits from share-based payment arrangements	2,126	—
Other, net	(1,406)	(505)

Net cash flows provided by (used in) financing activities	14,528	(267,635)

Effect of exchange rate changes on cash	(143)	5,333

Net increase in cash and cash equivalents from continuing operations	48,743	31,215
Net cash used in discontinued operations — operating activities	(105)	(133)
Cash and cash equivalents, beginning of period	89,742	30,199

Cash and cash equivalents, end of period	$138,380	$61,281

Non-cash financing activities:
Reclassification of 2 3/8% contingent convertible senior notes to current liabilities	$161,247	$—
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
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Accounts receivable, net:
Trade	$289,388	$287,148
Unbilled revenue	88,911	102,527
Other	3,153	1,087

Total accounts receivable	381,452	390,762
Allowance for doubtful accounts	(3,808)	(4,946)

	$377,644	$385,816

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Inventories, net:
Tubular goods	$340,965	$265,717
Other finished goods and purchased products	67,894	66,489
Work in process	49,325	43,729
Raw materials	55,347	55,421

Total inventories	513,531	431,356
Inventory reserves	(8,758)	(8,279)

	$504,773	$423,077

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2010	2009
Property, plant and equipment, net:
Land		$19,592	$19,426
Buildings and leasehold improvements	1-50 years	182,378	165,526
Machinery and equipment	2-29 years	296,773	301,900
Accommodations assets	3-15 years	457,895	383,332
Rental tools	4-10 years	163,332	151,050
Office furniture and equipment	1-10 years	29,367	29,817
Vehicles	2-10 years	75,060	72,142
Construction in progress		65,118	65,652

Total property, plant and equipment		1,289,515	1,188,845
Accumulated depreciation		(505,200)	(439,244)

		$784,315	$749,601

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Accounts payable and accrued liabilities:
Trade accounts payable	$162,673	$145,200
Accrued compensation	41,707	35,834
Insurance reserves	8,886	8,133
Accrued taxes, other than income taxes	8,824	4,216
Reserves related to discontinued operations	2,306	2,411
Other	13,286	12,747

	$237,682	$208,541

4. EARNINGS PER SHARE
     The calculation of earnings per share attributable to Oil States International, Inc. is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income attributable to Oil States International, Inc.	$46,346	$26,579	$124,066	$19,221

Weighted average number of shares outstanding	50,282	49,653	50,108	49,584

Basic earnings per share	$0.92	$0.54	$2.48	$0.39

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$46,346	$26,579	$124,066	$19,221

Weighted average number of shares outstanding	50,282	49,653	50,108	49,584
Effect of dilutive securities:
Options on common stock	611	338	614	213
2 3/8% Convertible Senior Subordinated Notes	1,492	51	1,406	17
Restricted stock awards and other	153	111	176	72

Total shares and dilutive securities	52,538	50,153	52,304	49,886

Diluted earnings per share	$0.88	$0.53	$2.37	$0.39
     Our calculation of diluted earnings per share for the three and nine months ended September 30, 2010 excludes 454,681 shares and 441,488 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and nine months ended September 30, 2009 excludes 1,190,149 shares and 1,826,143 shares, respectively, due to their antidilutive effect.

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
     Also see Note 12 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2010 are as follows (in thousands):

			Subtotal
	Rental	Drilling and	Well Site		Offshore	Tubular
	Tools	Other	Services	Accommodations	Products	Services	Total
Balance as of December 31, 2008
Goodwill	$166,841	$22,767	$189,608	$53,526	$85,074	$62,863	$391,071
Accumulated Impairment Losses	—	(22,767)	(22,767)	—	—	(62,863)	(85,630)

	166,841	—	166,841	53,526	85,074	—	305,441
Goodwill acquired	—	—	—	337	—	—	337
Foreign currency translation and other changes	2,470	—	2,470	4,495	525	—	7,490
Goodwill impairment	(94,528)	—	(94,528)	—	—	—	(94,528)

	74,783	—	74,783	58,358	85,599	—	218,740

Balance as of December 31, 2009
Goodwill	169,311	22,767	192,078	58,358	85,599	62,863	398,898
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	74,783	—	74,783	58,358	85,599	—	218,740
Foreign currency translation and other changes	225	—	225	507	(151)	—	581

	75,008	—	75,008	58,865	85,448	—	219,321

Balance as of September 30, 2010
Goodwill	169,536	22,767	192,303	58,865	85,448	62,863	399,479
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$75,008	$—	$75,008	$58,865	$85,448	$—	$219,321

6. DEBT
     As of September 30, 2010 and December 31, 2009, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)
U.S. revolving credit facility which matures on December 5, 2011, with available commitments up to $325 million and with an average interest rate of 3.3% for the nine month period ended September 30, 2010	$—	$—
Canadian revolving credit facility which matures on December 5, 2011, with available commitments up to $175 million and with an average interest rate of 2.3% for the nine month period ended September 30, 2010	—	—
2 3/8% contingent convertible senior subordinated notes, net — due 2025	161,247	155,859
Capital lease obligations and other debt	8,373	8,679

Total debt	169,620	164,538
Less: Current maturities	161,716	464

Total long-term debt and capitalized leases	$7,904	$164,074

     As of September 30, 2010, we have classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes), net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the September 30, 2010 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
     The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	September 30, 2010	December 31, 2009
Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449

Principal amount of the liability component	$175,000	$175,000
Less: unamortized discount	13,753	19,141

Net carrying amount of the liability component	$161,247	$155,859

     The effective interest rate is 7.17% for our 2 3/8% Notes. Interest expense on the notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense	$2,867	$2,741	$8,505	$8,133

September 30, 2010
Remaining period over which discount will be amortized	1.8 years
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	1,752,402
Conversion value in excess of principal amount (in thousands) (1)	$81,574
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s September 30, 2010 closing stock price of $46.55.
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
     The fair value of our 2 3/8% Notes is estimated based on a quoted price in an active market (a Level 1 fair value measurement). The carrying and fair values of these notes are as follows (in thousands):

		September 30, 2010		December 31, 2009
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
Principal amount due 2025	2 3/8%	$175,000	$271,469	$175,000	$243,653

Less: unamortized discount		13,753	—	19,141	—

Net value		$161,247	$271,469	$155,859	$243,653

     As of September 30, 2010, the Company had no outstanding borrowings under its revolving credit facility, but had $23.5 million of outstanding letters of credit. We are unable to estimate the fair value of the Company’s bank debt due to the potential variability of expected outstanding balances under the facility.
     As of September 30, 2010, the Company had approximately $138.4 million of cash and cash equivalents and $476.5 million of the Company’s $500 million U.S. and Canadian revolving credit facility available for future financing needs.

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Net income	$46,478	$26,701	$124,502	$19,578
Other comprehensive income:
Foreign currency translation adjustment	23,441	28,957	8,238	60,812

Total other comprehensive income	23,441	28,957	8,238	60,812

Comprehensive income	69,919	55,658	132,740	80,390
Comprehensive income attributable to noncontrolling interest	(132)	(122)	(436)	(357)

Comprehensive income attributable to Oil States International, Inc.	$69,787	$55,536	$132,304	$80,033

Shares of common stock outstanding – January 1, 2010	49,814,964

Shares issued upon exercise of stock options and vesting of stock awards	734,373
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(37,030)

Shares of common stock outstanding – September 30, 2010	50,512,307

8. STOCK BASED COMPENSATION
     During the first nine months of 2010, we granted restricted stock awards totaling 222,537 shares valued at a total of $8.6 million. Of the restricted stock awards granted in the first nine months of 2010, a total of 203,200 awards vest in four equal annual installments. A total of 417,250 stock options with a six-year term were awarded in the nine months ended September 30, 2010 with an average exercise price of $37.67 that will vest in four equal annual installments.
     Stock based compensation pre-tax expense recognized in the three month period ended September 30, 2010 totaled $2.8 million, or $0.04 per diluted share after tax. Stock based compensation pre-tax expense recognized in the three month period ended September 30, 2009 totaled $2.8 million, or $0.04 per diluted share after tax (excluding the impact on the Company’s effective tax rate of the goodwill impairment recognized during the period.) Stock based compensation pre-tax expense recognized in the nine month period ended September 30, 2010 totaled $9.7 million, or $0.13 per diluted share after tax. Stock based compensation pre-tax expense recognized in the nine month period ended September 30, 2009 totaled $8.6 million, or $0.12 per diluted share after tax (excluding the impact on the Company’s effective tax rate of the goodwill impairment recognized during the period). The total fair value of restricted stock awards that vested during the nine months ended September 30, 2010 and 2009 was $7.7 million and $2.7 million, respectively. At September 30, 2010, $20.3 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended September 30, 2010 totaled $20.6 million, or 30.7% of pretax income, compared to $8.6 million, or 24.3% of pretax income, for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009 was impacted by a significant amount of the goodwill impairment charges recorded in the first half of 2009 being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the three months ended September 30, 2009 would have approximated 29.4%. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year is largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which is taxed at higher statutory rates. The Company’s income tax provision for the nine months ended September 30, 2010 totaled $54.0 million, or 30.2% of pretax income, compared to $30.6 million, or 61.0% of pretax income, for the nine months ended September 30, 2009. The effective tax rate in the nine months ended September 30, 2009 was adversely impacted by reported losses and a significant portion of the goodwill impairment charge recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment recognized during the period, the effective tax rate for the nine months ended September 30, 2009 would have approximated 29.3%. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year was largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which are taxed at higher statutory rates.
10. SEGMENT AND RELATED INFORMATION
     In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services, accommodations, offshore products and tubular services. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Historically, the Company’s accommodations business has been aggregated, along with our rental tool and land drilling services business lines, into our well site services segment. However, in the time since our original identification and aggregation of our reportable segments, our accommodations business has grown at a significant rate primarily due to our increased activity supporting oil sands developments and decreased activity in support of conventional well drilling in northern Alberta, Canada. Unlike our land drilling and rental tools activities, which are significantly influenced by the current prices of oil and natural gas, demand for oil sands accommodations is influenced to a greater extent by the long-term outlook for energy prices, particularly crude oil prices, given the multi-year time frame to complete oil sands projects and the significant costs associated with development of such large-scale projects. Based on these factors, we began presenting accommodations as a separate reportable segment effective with our quarterly report on Form 10-Q for the period ended March 31, 2010. Our well site services segment now consists of our rental tool and land drilling services business lines. Prior period segment-related information has been restated in accordance with this change. Results of a portion of our accommodations segment are somewhat seasonal with increased activity occurring in the winter drilling season.
     Financial information by business segment for each of the three and nine months ended September 30, 2010 and 2009 is summarized in the following table (in thousands):

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Three months ended September 30, 2010
Well Site Services –
Rental tools	$91,856	$9,839	$14,446	$—	$11,308	$369,050
Drilling and other	33,869	5,807	487	—	2,082	109,339

Total Well Site Services	125,725	15,646	14,933	—	13,390	478,389
Accommodations	127,719	11,560	37,679	—	28,283	655,983
Offshore Products	102,376	2,739	14,570	—	2,130	494,235
Tubular Services	232,527	291	12,003	80	964	432,977
Corporate and Eliminations	—	174	(8,795)	—	108	27,325

Total	$588,347	$30,410	$70,390	$80	$44,875	$2,088,909

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Three months ended September 30, 2009
Well Site Services –
Rental tools	$51,721	$10,526	$(4,030)	$—	$7,482	$339,200
Drilling and other	18,380	6,585	(3,697)	—	1,505	119,870

Total Well Site Services	70,101	17,111	(7,727)	—	8,987	459,070
Accommodations	110,299	9,842	26,575	1	12,866	553,059
Offshore Products	131,761	2,734	20,553	—	3,245	513,452
Tubular Services	143,942	344	6,580	249	118	366,305
Corporate and Eliminations	—	162	(7,441)	—	164	14,710

Total	$456,103	$30,193	$38,540	$250	$25,380	$1,906,596

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Nine months ended September 30, 2010
Well Site Services –
Rental tools	$238,477	$30,753	$29,219	$—	$28,334	$369,050
Drilling and other	98,408	18,670	(2,565)	—	6,619	109,339

Total Well Site Services	336,885	49,423	26,654	—	34,953	478,389
Accommodations	395,208	32,842	116,347	—	73,724	655,983
Offshore Products	311,375	8,314	43,278	—	8,110	494,235
Tubular Services	671,757	976	27,514	144	3,807	432,977
Corporate and Eliminations	—	533	(25,845)	—	358	27,325

Total	$1,715,225	$92,088	$187,948	$144	$120,952	$2,088,909

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating	unconsolidated	Capital
	customers	amortization	income (loss)	affiliates	expenditures	Total assets
Nine months ended September 30, 2009
Well Site Services –
Rental tools	$177,075	$30,342	$(98,997)	$—	$24,252	$339,200
Drilling and other	46,525	19,501	(13,504)	—	8,746	119,870

Total Well Site Services	223,600	49,843	(112,501)	—	32,998	459,070
Accommodations	340,531	27,332	100,588	203	34,470	553,059
Offshore Products	382,271	8,171	59,287	—	9,143	513,452
Tubular Services	633,134	1,097	35,458	981	314	366,305
Corporate and Eliminations	—	420	(22,630)	—	1,239	14,710

Total	$1,579,536	$86,863	$60,202	$1,184	$78,164	$1,906,596

11. COMMITMENTS AND CONTINGENCIES
     The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials as a result of its products or operations. Some of these claims relate to matters occurring prior to its acquisition of businesses, and some relate to businesses it has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses, and in other cases, it has indemnified the buyers of businesses from it. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on it, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity. Also see Note 12 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
12. SUBSEQUENT EVENTS
     On October 5, 2010, we purchased all of the equity of Acute Technological Services, Inc. (“Acute”). Headquartered in Houston, Texas with additional operations in Brazil, Acute provides metallurgical and welding services to the oil and gas industry in support of critical, complex subsea component manufacturing and deepwater riser fabrication on a global basis. Subject to customary post-closing adjustments, total consideration for the transaction was $30.3 million, which was funded from cash on hand and borrowings under the Company’s existing credit facility. Acute’s operations will be reported as part of our offshore products segment.
     On October 14, 2010, we agreed to a Scheme of Arrangement with The MAC Services Group Limited (“The MAC”), a leading provider of remote accommodations for the natural resource industry in Australia, pursuant to which we will acquire all of the ordinary shares of The MAC. Under the terms of the Scheme, each shareholder of The MAC will receive A$3.90 per share in cash, which will be reduced by any dividends declared or paid subsequent to October 15, 2010. This offer price represents a total purchase price of A$651 million, or approximately $644 million based on exchange rates as of October 14, 2010. The Board of The MAC unanimously recommended that The MAC shareholders vote their shares in favor of the Scheme. The Company expects the transaction to close by the end of the first quarter of 2011. The Company intends to fund the acquisition with cash on hand and borrowings expected to become available under a new five-year, $900 million senior secured bank facility for which it has an executed commitment letter with the lead underwriting bank. The transaction is subject to certain conditions precedent including approvals from the shareholders of The MAC, the court approval of the Scheme and other regulatory approvals.

This quarterly report on Form 10-Q contains “certain forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in the quarterly report may contain “forward-looking statements.” The “forward-looking statements” can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Part I, Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “Commission”)on February 22, 2010 and “Part II, Item 1A. Risk Factors” included in this quarterly report and our quarterly report for the period ended June 30, 2010 filed with the Commission on August 5, 2010. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
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
MAC Group Services, Ltd. Acquisition
     On October 14, 2010, we entered into an agreement to acquire all of the ordinary shares of The MAC, subject to certain closing conditions, including approval of the shareholders of The MAC and other regulatory approvals. The MAC is headquartered in Sydney, Australia and supplies accommodations services to the coal mining, construction and resource industries. The MAC currently has 4,606 rooms in six locations in Queensland and Western Australia. The Company and The MAC intend to complete the transaction through a Scheme of Arrangement (the “Scheme”) under the Corporations Act of Australia.

     Under the terms of the Scheme, each shareholder of The MAC will receive A$3.90 per share in cash, which will be reduced by any dividends declared or paid subsequent to October 15, 2010. This offer price represents a total purchase price of A$651 million, or $644 million based on exchange rates as of October 14, 2010. The Board of The MAC unanimously recommended that The MAC shareholders vote their shares in favor of the Scheme. The Company expects the transaction to close by the end of the first quarter of 2011 and to be accretive to earnings in 2011, excluding one-time transaction costs.
     The Company intends to fund the acquisition with cash on hand and borrowings expected to become available under a new five-year, $900 million senior secured bank facility. The Company entered into a commitment letter with Wells Fargo Bank, N.A. and its affiliates to provide this facility which, subject to final syndication, is expected to consist of revolving credit facilities in both the U.S. and Canada aggregating $600 million as well as funded term debt in both the U.S. and Canada totaling $300 million. The revolving credit facility and funded term debt are expected to have higher interest rates consistent with current market conditions but otherwise have similar types of terms and covenants as our existing credit facility. The commitment letter is subject to terms and conditions typical for such committed, acquisition financings.
     Marley Holdings Pty Ltd (“Marley”), as trustee for The Maloney Family Trust (a 52% shareholder in The MAC), has granted an option over a portion of its holdings in The MAC to the Company representing 19.9% of the total issued capital of The MAC.
     The transaction is subject to certain conditions precedent including the approval from the shareholders of The MAC, the court approval of the Scheme and other regulatory approvals. A copy of the executed Scheme Implementation Deed entered into by The Mac and the Company was filed by the Company in a current report on Form 8-K filed with the Commission on October 15, 2010.
Our Business Segments
     Our accommodations business is predominantly located in Canada and derives most of its business from energy companies who are developing and producing oil sands resources and, to a lesser extent, other resource based activities. A significant portion of our accommodations revenues is generated by our oil sands lodges. Where traditional accommodations and infrastructure are not accessible or cost effective, our semi-permanent lodge facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day based on the duration of their needs, which can range from several months to several years. In addition, we provide shorter-term remote site accommodations in smaller configurations utilizing our modular, mobile camp assets. We also expect our pending acquisition of The MAC in Australia to increase our accommodations revenues derived from resource- based mining operations.
     In May 2009, Imperial Oil announced the sanctioning of Phase I of its Kearl oil sands project. In November 2009, Suncor announced its 2010 capital expenditure plan that included spending on Phase 3 and 4 of its Firebag project. Both of these announcements have led to either extensions of existing accommodations contracts or incremental accommodations contracts for us. In addition, several major oil companies and national oil companies have acquired oil sands leases over the past twelve months that should bode well for future oil sands investment and, as a result, demand for oil sands accommodations. In May 2010, we announced the expansion of our accommodations operations in the oil sands region through planned additional capital expenditures totaling approximately $62 million to expand three of our existing facilities.
     Another factor that can influence the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar. Our accommodations segment has derived a majority of its revenues and operating income in Canada denominated in Canadian dollars. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. For the first nine months of 2010, the Canadian dollar was valued at an average exchange rate of U.S. $0.97 compared to U.S. $0.86 for the first nine months of 2009, an increase of 13%. This strengthening of the Canadian dollar had a significant positive impact on the translation into U.S. dollars of earnings generated from our Canadian subsidiaries and, therefore, the financial results of our accommodations segment.

     Our offshore products segment provides highly engineered products for offshore oil and natural gas production systems and facilities. Sales of our offshore products and services depend primarily upon development of infrastructure for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending.
     With the global economic recession and reduction in oil prices in late 2008 and into early 2009, many major and national oil companies deferred the sanctioning of incremental deepwater investments. As a result, throughout 2009 we experienced decreases in our offshore products segment backlog, which declined from $252.7 million as of September 30, 2009 to $206.3 million as of December 31, 2009. This reduction in backlog has led to decreased revenues from our offshore products segment in the first nine months of 2010 compared to the first nine months of 2009. With the improvement in oil prices over the last nineteen months and the improved outlook for long-term oil demand, we have experienced increased bidding and quoting activity for our offshore products, and our backlog has increased 28% from December 31, 2009 to $264.4 million as of September 30, 2010. However, the Horizon rig explosion and sinking and resultant oil spill from the Macondo well blowout has led to increased regulation affecting offshore drilling, which has delayed drilling and development operations in the U.S. Gulf of Mexico and negatively impacted our business as we discuss below under “Other Factors that Influence our Business.”
     Generally, our customers for both oil sands accommodations and offshore products are making multi-billion dollar investments to develop oil sands or deepwater prospects, which have estimated reserve lives of ten to thirty years, and consequently these investments are dependent on those customers’ longer-term view of crude oil prices. Crude oil prices have recovered to levels generally ranging from $70 to $80 per barrel compared to an average of approximately $62 per barrel experienced during 2009. With the recovery in demand for oil in several key growing markets, specifically China and India, long-term forecasts for oil demand and oil prices, have improved. As a result, our customers have begun to announce additional investments in both the oil sands region and in deepwater globally.
     Our well site services and tubular services segments are significantly influenced by drilling and completion activity primarily in the United States and, to a lesser extent, Canada. Over the past several years, this activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. However, with the rise in oil prices, the recent declines in natural gas prices and the advancement of drilling and completion techniques, activity in North America is beginning to shift to a greater proportion of oil and liquids rich gas drilling. The oil rig count in the United States now totals approximately 700 rigs, the highest level in over 20 years.
     In our well site services segment, we provide rental tools and land drilling services. Demand for our drilling services is driven by land drilling activity in West Texas, where we primarily drill oil wells, and in the Rocky Mountains area in the U.S., where we primarily drill natural gas wells. Our rental tools business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the rental tools business is dependant primarily upon the level and complexity of drilling, completion and workover activity throughout North America.
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

	Average Drilling Rig Count for
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
U.S. Land	1,604	940	1,458	1,031
U.S. Offshore	18	33	34	47

Total U.S.	1,622	973	1,492	1,078
Canada	361	187	332	202

Total North America	1,983	1,160	1,824	1,280

     The average North American rig count for the three months ended September 30, 2010 increased by 823 rigs, or 70.9%, compared to the three months ended September 30, 2009 largely due to growth in the U.S. land rig count. As of October 29, 2010, the North American rig count increased compared to the third quarter 2010 average to 2,105 rigs due to seasonal increases in the Canadian rig count and further increases in U.S. land drilling activity.
     We support the development of several oil and natural gas shale properties through our rental tool and tubular businesses. There is continuing exploration and development activity focused on these shale areas leading us and many of our competitors to relocate equipment to and also concentrate on these areas. Domestic U.S. natural gas prices have decreased from peak levels in 2008 to recent levels of approximately $3.25 to $4.00 per Mcf. Many analysts are expecting continued weakness in natural gas prices unless the supply and demand for natural gas becomes more balanced. Gas-directed drilling activity could come under pressure given low natural gas prices and the supply/demand imbalance.
     Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby influencing the pricing and margins of our tubular services segment. Steel prices on a global basis declined precipitously during the recession in 2009. Industry inventories increased materially as the rig count declined and imports remained at high levels. These developments in the OCTG marketplace had a material detrimental impact on OCTG pricing and, accordingly, on revenues and margins realized during the last half of 2009 in our tubular services segment. These negative trends moderated in the first nine months of 2010 due to a reduction in imports, largely due to the imposition of trade sanctions on Chinese OCTG imports. As inventory excesses were reduced, price increases were announced by the major U.S. mills during the first half of 2010. The OCTG Situation Report indicates that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to between five and six months’ supply currently.
     During 2010, U. S. mills have increased production and imports have surged recently, particularly goods imported from Canada and Korea followed by India, Mexico and Japan. This increase in supply has been in response to the 71% year-over-year increase in drilling in North America.
Other Factors that Influence our Business
     While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the recent global economic recession and credit crisis, the Macondo well incident and resultant oil spill and drilling moratorium as well as other changes and potential changes in the regulatory environment also influence our business.
     We have witnessed unprecedented events in the U.S. Gulf of Mexico as a result of the Macondo well incident and resultant oil spill from the Macondo well blowout. As a result, the U.S. Department of the Interior implemented a moratorium / suspension on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico that effectively shut down new deepwater drilling activities this year. The moratorium was lifted during October 2010. In addition, the U.S. Department of the Interior issued Notices to Lessees and Operators (“NTLs”), implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, and imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico, and has delayed the approval of applications to drill in both deepwater and shallow-water areas. Despite the rescission of the moratorium, offshore drilling activity is being delayed by adjustments in operating procedures, compliance certifications, and lead times for permits and inspections, as a result of changes in the regulatory environment. Hearings by the Deepwater Horizon Joint Investigation, involving the U.S. Coast Guard and the

Bureau of Ocean Energy Management, Regulation and Enforcement have continued, and the presidential commission tasked with providing recommendations on how the U.S. can prevent and mitigate future spills continues to issue reports. In addition, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, including proposals to significantly increase the minimum financial responsibility demonstration required under the federal Oil Pollution Act of 1990. Uncertainties and delays caused by the new regulatory environment have and are expected to continue to have an overall negative effect on Gulf of Mexico drilling activity and, to a certain extent, the financial results of our offshore products, tubular services and well site services segments.
     Throughout the first half of 2009, we saw unprecedented declines in the global economic outlook that were initially fueled by the housing and credit crises. These market conditions led to reduced growth and in some instances, decreased overall output. Beginning in late 2009 and into the first nine months of 2010, market factors have suggested that economic improvement is underway, notably in international markets such as China and India. However, the pace of improvement has been slow, and we have not seen economic activity, generally, and exploration and development activities, specifically, return to peak 2008 levels, although we have seen a substantial increase in North American drilling activity and in our offshore products backlog. In addition, unemployment in the United States remains at relatively high levels.
     We continue to monitor the fallout of the financial crisis on the global economy, the demand for crude oil and natural gas, and the resulting impact on the capital spending budgets of exploration and production companies in order to plan our business. We currently expect that our 2010 capital expenditures will total approximately $200 million compared to 2009 capital expenditures of $124 million. Our 2010 capital expenditures include funding to complete projects in progress at December 31, 2009, including (i) expansion of our Wapasu Creek accommodations facility in the Canadian oil sands, (ii) international expansion at offshore products, (iii) the purchase of an accommodations facility in the Horn River Basin area of northeast British Columbia, (iv) expansion at tubular services through the addition of a facility in Pennsylvania to service the Marcellus shale area and (v) ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			Variance				Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Revenues
Well Site Services -
Rental Tools	$91.8	$51.7	$40.1	78%	$238.5	$177.1	$61.4	35%
Drilling and Other	33.9	18.4	15.5	84%	98.4	46.5	51.9	112%

Total Well Site Services	125.7	70.1	55.6	79%	336.9	223.6	113.3	51%
Accommodations	127.7	110.3	17.4	16%	395.2	340.5	54.7	16%
Offshore Products	102.4	131.8	(29.4)	(22%)	311.4	382.3	(70.9)	(19%)
Tubular Services	232.5	143.9	88.6	62%	671.7	633.1	38.6	6%

Total	$588.3	$456.1	$132.2	29%	$1,715.2	$1,579.5	$135.7	9%

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services -
Rental Tools	$58.7	$38.6	$20.1	52%	$154.0	$128.7	$25.3	20%
Drilling and Other	26.7	14.8	11.9	80%	80.1	38.4	41.7	109%

Total Well Site Services	85.4	53.4	32.0	60%	234.1	167.1	67.0	40%
Accommodations	72.4	67.8	4.6	7%	227.5	196.6	30.9	16%
Offshore Products	74.3	98.7	(24.4)	(25%)	230.2	285.2	(55.0)	(19%)
Tubular Services	216.5	133.9	82.6	62%	632.8	586.8	46.0	8%

Total	$448.6	$353.8	$94.8	27%	$1,324.6	$1,235.7	$88.9	7%

Gross margin
Well Site Services -
Rental Tools	$33.1	$13.1	$20.0	153%	$84.5	$48.4	$36.1	75%
Drilling and Other	7.2	3.6	3.6	100%	18.3	8.1	10.2	126%

Total Well Site Services	40.3	16.7	23.6	141%	102.8	56.5	46.3	82%
Accommodations	55.3	42.5	12.8	30%	167.7	143.9	23.8	17%
Offshore Products	28.1	33.1	(5.0)	(15%)	81.2	97.1	(15.9)	(16%)
Tubular Services	16.0	10.0	6.0	60%	38.9	46.3	(7.4)	(16%)

Total	$139.7	$102.3	$37.4	37%	$390.6	$343.8	$46.8	14%

Gross margin as a percentage of revenues
Well Site Services -
Rental Tools	36%	25%			35%	27%
Drilling and Other	21%	20%			19%	17%
Total Well Site Services	32%	24%			31%	25%
Accommodations	43%	39%			42%	42%
Offshore Products	27%	25%			26%	25%
Tubular Services	7%	7%			6%	7%
Total	24%	22%			23%	22%
THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009
     We reported net income attributable to Oil States International, Inc. for the quarter ended September 30, 2010 of $46.3 million, or $0.88 per diluted share. These results compare to net income of $26.6 million, or $0.53 per diluted share, reported for the quarter ended September 30, 2009.
     Revenues. Consolidated revenues increased $132.2 million, or 29%, in the third quarter of 2010 compared to the third quarter of 2009.
     Our well site services revenues increased $55.6 million, or 79%, in the third quarter of 2010 compared to the third quarter of 2009. This increase was primarily due to increased rental tool revenues and significantly increased rig utilization in our drilling services operations. Our rental tool revenues increased $40.1 million, or 78%, primarily due to a more favorable mix of higher value rentals, increased rental tool utilization, particularly in the shale plays, and an increase in pricing. Our drilling services revenues increased $15.5 million, or 84%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of increased utilization of our rigs and, to a lesser extent, from increased day rates. Utilization of our drilling rigs increased from an average of approximately 40% for the third quarter of 2009 to an average of approximately 73% for the third quarter of 2010.

     Our accommodations segment reported revenues in the third quarter of 2010 that were $17.4 million, or 16%, above the third quarter of 2009. The increase in accommodations revenue resulted from increased activity at our major oil sands lodges supporting development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar.
     Our offshore products revenues decreased $29.4 million, or 22%, in the third quarter of 2010 compared to the third quarter of 2009. This decrease was primarily due to delays or decreased levels of spending on deepwater development projects and capital upgrades.
     Tubular services revenues increased $88.6 million, or 62%, in the third quarter of 2010 compared to the third quarter of 2009 as a result of a 76% increase in tons shipped partially offset by an 8% decrease in revenues per ton shipped in the third quarter of 2010. Tons shipped increased from 67,500 in the third quarter of 2009 to 118,500 in the third quarter of 2010.
     Cost of Sales and Service. Our consolidated cost of sales increased $94.8 million, or 27%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of increased cost of sales at our tubular services segment of $82.6 million, or 62%. Our consolidated gross margin as a percentage of revenues increased from 22% in the third quarter of 2009 to 24% in the third quarter of 2010 primarily due to increased margins realized in our rental tool, Canadian accommodations and offshore products operations, partially offset by an increased proportion of relatively lower-margin tubular services revenues.
     Our well site services cost of sales increased $32.0 million, or 60%, in the third quarter of 2010 compared to the third quarter of 2009 as a result of a $20.1 million, or 52%, increase in rental tools cost of sales and an $11.9 million, or 80%, increase in drilling services cost of sales. Our well site services segment gross margin as a percentage of revenues improved from 24% in the third quarter of 2009 to 32% in the third quarter of 2010. Our rental tool gross margin as a percentage of revenues increased from 25% in the third quarter of 2009 to 36% in the third quarter of 2010 primarily due to a more favorable mix of higher value rentals, improved pricing and increased fixed cost absorption as a result of increased rental tool utilization. Increased rig utilization and, to a lesser extent, increased day rates had a positive impact on our drilling services gross margin as a percentage of revenues resulting in an increase from 20% in the third quarter of 2009 to 21% in the third quarter of 2010.
     Our accommodations cost of sales increased $4.6 million, or 7%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and strengthening of the Canadian dollar versus the U.S. dollar, partially offset by a decrease in cost of sales related to the sale of a non-oil sands related camp in the third quarter of 2009. Our accommodations segment gross margin as a percentage of revenues increased from 39% in the third quarter of 2009 to 43% in the third quarter of 2010 primarily as a result of the absence in 2010 of the lower margin 2009 camp sale and a higher proportion of higher margin revenues from our large accommodation facilities supporting oil sands development activities.
     Our offshore products cost of sales decreased $24.4 million, or 25%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to a decrease in subsea pipeline and rig and vessel equipment cost of sales. Our offshore products segment gross margin as a percentage of revenues increased from 25% in the third quarter of 2009 to 27% in the third quarter of 2010 due primarily to increased profitability on bearings and connectors revenues.
     Tubular services segment cost of sales increased $82.6 million, or 62%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of an increase in tons shipped, partially offset by lower priced OCTG inventory being sold. Our tubular services gross margin as a percentage of revenues was 7% in both of the third quarters of 2009 and 2010.
     Selling, General and Administrative Expenses. SG&A expense increased $3.2 million, or 9%, in the third quarter of 2010 compared to the third quarter of 2009 due primarily to an increased accrual for incentive bonuses and an increase in headcount and salaries and related costs associated with the overall increase in activity levels.

     Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or less than 1%, in the third quarter of 2010 compared to the same period in 2009 due primarily to capital expenditures made during the previous twelve months largely related to investments made in our Canadian accommodations business, partially offset by decreased depreciation in our drilling services business where several major assets have become fully-depreciated.
     Operating Income. Consolidated operating income increased $31.9 million, or 83%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of a $22.7 million increase in operating income from our well site services segment primarily due to the more favorable mix of higher value rentals, improved pricing and increased rental tool utilization in our rental tools operation and an $11.1 million increase in operating income from our accommodations segment as a result of increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and strengthening of the Canadian dollar versus the U.S. dollar. In addition, tubular services operating income increased $5.4 million as a result of an increase in tons shipped, partially offset by lower priced OCTG inventory being sold. These increases were partially offset by a $6.0 million decrease in operating income from our offshore products segment primarily due to decreased beginning backlog levels and reduced subsea and rig and vessel product shipments.
     Interest Expense and Interest Income. Net interest expense decreased $0.2 million, or 5%, in the third quarter of 2010 compared to the third quarter of 2009 due to reduced debt levels. The weighted average interest rate on the Company’s revolving credit facility was 3.3% in the third quarter of 2010 compared to 1.6% in the third quarter of 2009. Interest income increased as a result of increased cash balances in interest-bearing accounts.
     Income Tax Expense. Our income tax provision for the three months ended September 30, 2010 totaled $20.6 million, or 30.7% of pretax income, compared to income tax expense of $8.6 million, or 24.3% of pretax income, for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009 was impacted by a significant amount of the goodwill impairment charges recorded in the first half of 2009 being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the three months ended September 30, 2009 would have approximated 29.4%. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year is largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which is taxed at higher statutory rates.
NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009
     We reported net income attributable to Oil States International, Inc. for the nine months ended September 30, 2010 of $124.1 million, or $2.37 per diluted share. These results compare to net income of $19.2 million, or $0.39 per diluted share, reported for the nine months ended September 30, 2009. The net income for the first nine months of 2009 included an after tax loss of $82.7 million, or approximately $1.65 per diluted share, on the impairment of goodwill in our rental tools reporting unit.
     Revenues. Consolidated revenues increased $135.7 million, or 9%, in the first nine months of 2010 compared to the first nine months of 2009.
     Our well site services revenues increased $113.3 million, or 51%, in the first nine months of 2010 compared to the first nine months of 2009. This increase was primarily due to increased rental tool revenues and significantly increased rig utilization in our drilling services operations. Our rental tool revenues increased $61.4 million, or 35%, primarily due to a more favorable mix of higher value rentals, increased rental tool utilization and improved pricing. Our drilling services revenues increased $51.9 million, or 112%, in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of increased utilization of our rigs. Utilization of our drilling rigs increased from an average of approximately 31% for the first nine months of 2009 to an average of approximately 72% for the first nine months of 2010.
     Our accommodations segment reported revenues in the first nine months of 2010 that were $54.7 million, or 16%, above the first nine months of 2009. The increase in accommodations revenue resulted from increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar, partially offset by a $44 million decrease in third-party accommodations manufacturing revenues.
     Our offshore products revenues decreased $70.9 million, or 19%, in the first nine months of 2010 compared to the first nine months of 2009. This decrease was primarily due to a decrease in subsea pipeline revenues and rig and vessel equipment revenues driven principally by delays in spending on deepwater development projects and capital upgrades.
     Tubular services revenues increased $38.6 million, or 6%, in the first nine months of 2010 compared to the first nine months of 2009 as a result of an increase in tons shipped from 242,300 in the first nine months of 2009 to 354,600 in the first nine months of 2010, an increase of 112,300 tons, or 46%, partially offset by a 28% decrease in realized revenues per ton shipped in the first nine months of 2010.
     Cost of Sales and Service. Our consolidated cost of sales increased $88.9 million, or 7%, in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of increased cost of sales at our well site services segment of $67.0 million, or 40%, an increase at our tubular services segment of $46.0 million, or 8% and an increase at our accommodations segment of $30.9 million, or 16%, partially offset by a decrease in cost of sales at our offshore products segment of $55.0 million, or 19%. Our consolidated gross margin as a percentage of revenues increased from 22% in the first nine months of 2009 to 23% in the first nine months of 2010 primarily due to increased margins realized in our rental tool operations.
     Our well site services cost of sales increased $67.0 million, or 40%, in the first nine months of 2010 compared to the first nine months of 2009 as a result of a $41.7 million, or 109%, increase in drilling services cost of sales and a $25.3 million, or 20%, increase in rental tools cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 25% in the first nine months of 2009 to 31% in the first nine months of 2010. Our rental tool gross margin as a percentage of revenues increased from 27% in the first nine months of 2009 to 35% in the first nine months of 2010 primarily due to a more favorable mix of higher value rentals and improved pricing along with improved fixed cost absorption as a result of increased rental tool utilization. Our drilling services gross margin as a percentage of revenues increased from 17% in the first nine months of 2009 to 19% in the first nine months of 2010 primarily due to the increase in drilling activity levels.
     Our accommodations cost of sales increased $30.9 million, or 16%, in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar, partially offset by a decrease in third-party accommodations manufacturing and installation costs. Our accommodations segment gross margin as a percentage of revenues was 42% in both of the first nine months of 2009 and 2010.
     Our offshore products cost of sales decreased $55.0 million, or 19%, in the first nine months of 2010 compared to the first nine months of 2009 primarily due to a decrease in subsea pipeline and rig and vessel equipment costs. Our offshore products segment gross margin as a percentage of revenues was essentially constant (25% in the first nine months of 2009 compared to 26% in the first nine months of 2010).
     Tubular services segment cost of sales increased $46.0 million, or 8%, in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of an increase in tons shipped, partially offset by lower priced OCTG inventory being sold. Our tubular services gross margin as a percentage of revenues decreased from 7% in the first nine months of 2009 to 6% in the first nine months of 2010 due to customer commitments made in the second half of 2009 and delivered in the first half of 2010 at lower prices than those realized in the first half of 2009.
     Selling, General and Administrative Expenses. SG&A expense increased $7.1 million, or 7%, in the first nine months of 2010 compared to the first nine months of 2009 due primarily to an increased accrual for incentive bonuses and an increase in our accommodations SG&A expenses as a result of the strengthening of the Canadian dollar versus the U.S. dollar.

     Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million, or 6%, in the first nine months of 2010 compared to the same period in 2009 due primarily to capital expenditures made during the previous twelve months largely related to our Canadian accommodations business, partially offset by decreased depreciation in our drilling services business where several major assets have become fully-depreciated.
     Impairment of Goodwill. We recorded a goodwill impairment of $94.5 million, before tax, in the first nine months of 2009. The impairment was the result of our assessment of several factors affecting our rental tools reporting unit.
     Operating Income. Consolidated operating income increased $127.7 million, or 212%, in the first nine months of 2010 compared to the first nine months of 2009 primarily as a result of the $94.5 million pre-tax goodwill impairment charge recognized in the second quarter of 2009, a $44.7 million increase in operating income from our well site services segment (excluding the goodwill impairment) primarily due to the more favorable mix of higher value rentals, improved pricing and increased rental tool utilization in our rental tools operation and increased utilization of our rigs in our drilling services business and a $15.8 million increase in operating income from our accommodations segment as a result of increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar, partially offset by a decrease in operating income from third-party accommodations manufacturing and an increase in depreciation expense.
     Interest Expense and Interest Income. Net interest expense decreased $1.2 million, or 10%, in the first nine months of 2010 compared to the first nine months of 2009 due to reduced debt levels. The weighted average interest rate on the Company’s revolving credit facility was 2.5% in the first nine months of 2010 compared to 1.5% in the first nine months of 2009. Interest income decreased as a result of the repayment during the first quarter of 2009 of a note receivable from Boots & Coots.
     Income Tax Expense. Our income tax provision for the first nine months of 2010 totaled $54.0 million, or 30.2% of pretax income, compared to $30.6 million, or 61.0% of pretax income, for the first nine months of 2009. The effective tax rate in the first nine months of 2009 was impacted by a significant portion of the goodwill impairment charge recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for the first nine months of 2009 would have approximated 29.3%. The increase in the effective tax rate (excluding the goodwill impairment) from the prior year was largely the result of an increased proportion of domestic earnings in 2010 compared to 2009, which are taxed at higher statutory rates.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, which have in the past included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, increasing and replacing rental tool assets, adding drilling rigs, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings.
     Cash totaling $153.4 million was provided by operations during the first nine months of 2010 compared to cash totaling $352.3 million provided by operations during the first nine months of 2009. During the first nine months of 2010, $76.2 million was used to fund working capital, primarily due to increased OCTG inventory levels in our tubular services segment to meet increasing demand for casing and tubing. During the first nine months of 2009, $149.5 million was provided by working capital, primarily due to lower receivable levels resulting from decreased revenues and due to decreased tubular inventory levels.
     Cash was used in investing activities during the nine months ended September 30, 2010 and 2009 in the amount of $119.0 million and $58.8 million, respectively. Capital expenditures totaled $121.0 million and $78.2 million during the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures in both years consisted principally of purchases of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments. In the nine months ended September 30, 2009, we received $21.2 million from Boots & Coots in full satisfaction of a note receivable due us.

     We currently expect to spend a total of approximately $200 million for capital expenditures during 2010 to expand our Canadian oil sands related accommodations facilities, for international expansion in our offshore products segment, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions.
     Net cash of $14.5 million was provided by financing activities during the nine months ended September 30, 2010, primarily as a result of the issuance of common stock as a result of stock option exercises. A total of $267.6 million was used in financing activities during the nine months ended September 30, 2009, primarily due to debt repayments under our revolving credit facility.
     We announced our planned acquisition of The MAC. See “- MAC Group Services, Ltd. Acquisition.” The Company intends to fund the acquisition with cash on hand and borrowings expected to become available under a new five-year, $900 million senior secured bank facility. The Company entered into a commitment letter with Wells Fargo Bank, N.A. and its affiliates to provide this facility which, subject to final syndication, is expected to consist of revolving credit facilities in both the U.S. and Canada totaling in the aggregate $600 million as well as funded term debt in both the U.S. and Canada totaling $300 million. The revolving credit facility and funded term debt are expected to have higher interest rates consistent with current market conditions but otherwise have materially similar terms and covenants to our existing credit facility. Please see “- Liquidity and Capital Resources, Credit Facility” for additional information on our current credit facility. The commitment letter is subject to terms and conditions typical for such committed, acquisition financings.
     We believe that cash on hand, cash flow from operations and available borrowings under our existing or expected new credit facilities will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the economy, the financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.
     Stock Repurchase Program. On August 27, 2010, the Company announced that its Board of Directors has authorized $100 million for the repurchase of the Company’s common stock, par value $.01 per share. The authorization replaced the prior share repurchase authorization, which expired on December 31, 2009. The Company presently has approximately 50.5 million shares of common stock outstanding. The Board of Directors authorization is limited in duration and expires on September 1, 2012. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
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
     As of September 30, 2010, we had no borrowings outstanding under the Credit Agreement, but had $23.5 million of outstanding letters of credit, leaving $476.5 million available to be drawn under the facility. In addition, we have another floating rate bank credit facility in the U.S. that provides for an aggregate borrowing capacity of

$5.0 million. As of September 30, 2010, we had no borrowings outstanding under this other facility. Our total debt represented 9.9% of our total debt and shareholders’ equity at September 30, 2010 compared to 10.6% at December 31, 2009 and 12.7% at September 30, 2009.
     As of September 30, 2010, we had classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the September 30, 2010 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of September 30, 2010, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months.
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
     Interest Rate Risk. We have revolving lines of credit that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2010, we had no floating-rate obligations outstanding under our revolving credit facilities.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside North America, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2010, our realized foreign exchange losses were $1.0 million and are included in other operating expense in the consolidated statements of income.
     We are committed to spending A$651 million if and when we complete the acquisition of The MAC (see “— MAC Group Services, Ltd. Acquisition”) and are studying possible hedging strategies for some or all of this Australian dollar commitment.

ITEM 4.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange

Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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
     The U.S. Department of the Interior has issued Notices to Lessees and Operators (“NTLs”), has implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, has imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. The delays caused by new regulations and requirements have and will continue to have an overall negative effect on Gulf of Mexico drilling activity, and to a certain extent, our financial results.
     The Macondo well incident, the subsequent oil spill and moratorium on drilling has caused offshore drilling delays, and is expected to result in increased state, federal and international regulation of our and our customer’s operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. This delay could result in decreased demand for our offshore products, tubular services and well site services segments. There have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, including proposals to significantly increase the minimum financial responsibility demonstration required under the federal Oil Pollution Act of 1990. Any increased regulation of the exploration and production industry as a whole that arises out of the Macondo well incident could result in fewer companies being financially qualified to operate offshore in the U.S., could result in higher operating costs for our customers and could reduce demand for our services.

ITEM 6.	Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description

2.1	—
Scheme Implementation Deed, dated October 15, 2010, by and between Oil States International, Inc. and The MAC Services Group Limited (incorporated by reference to Exhibit 2.1 to Oil States’ Current Report on Form 8-K, as filed with the Commission on October 15, 2010 (File No. 001-16337)).

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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: November 4, 2010	By	/s/ BRADLEY J. DODSON

Bradley J. Dodson
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2010	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

2.1	—
Scheme Implementation Deed, dated October 15, 2010, by and between Oil States International, Inc. and The MAC Services Group Limited (incorporated by reference to Exhibit 2.1 to Oil States’ Current Report on Form 8-K, as filed with the Commission on October 15, 2010 (File No. 001-16337)).

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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith.