Form 10-K
period 2010-12-31
OIL STATES INTERNATIONAL, INC
filed 2011-02-22
CIK 1121484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file no. 001-16337
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was $1,200,875,970.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 17, 2011 was 50,868,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K contains “certain forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

In any forward-looking statement, where we, or our management, express an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our company:

•	the level of demand for and supply of oil and natural gas;

•	fluctuations in the current and future prices of oil and natural gas;

•	the level of activity and developments in the Canadian oil sands;

•	the level of drilling and completion activity;

•	the level of mining activity in Australia and demand for coal from Australia;

•	the level of offshore oil and natural gas developmental activities;

•	general economic conditions and the pace of recovery from the recent recession;

•	our ability to find and retain skilled personnel;

•	the availability and cost of capital; and

•	the other factors identified under the caption “Risks Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

Item 1.	Business

Our Company

Oil States International, Inc. (the Company or Oil States), through its subsidiaries, is a leading provider of specialty products and services to natural resources companies throughout the world. We operate in a substantial number of the world’s active oil and natural gas and coal producing regions, including Canada, onshore and offshore U.S., Australia, West Africa, the North Sea, South America and Southeast and Central Asia. Our customers include many national oil companies, major and independent oil and natural gas companies, onshore and offshore drilling companies, other oilfield service companies and mining companies. We operate in four principal business segments — accommodations, offshore products, well site services and tubular services — and have established a leadership position in certain of our product or service offerings in each segment. In this Annual Report on Form 10-K, references to the “Company” or to “we,” “us,” “our,” and similar terms are to Oil States International, Inc. and its subsidiaries following the Combination.

Available Information

The Company maintains a website with the address www.oilstatesintl.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the SEC). The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at http://www.sec.gov. The Board of Directors of the Company documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company’s corporate governance guidelines and its code of business conduct and ethics, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee) may also be viewed at the Company’s website. The code of business conduct and ethics applies to our principal executive officer, principal financial officer and principal accounting officer. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this Form 10-K.

Our Business Strategy

We have in past years grown our business lines both organically and through strategic acquisitions. Our investments are focused in growth areas and on areas where we expect we can expand market share and where we believe we can achieve an attractive return on our investment. Currently, we see investment opportunities in the oil sands developments in Canada, in shale play regions in North America, in the natural resources market in Australia and in the expansion of our capabilities to manufacture and assemble deepwater capital equipment on a global basis. As part of our long-term growth strategy, we continue to review complementary acquisitions as well as organic capital expenditures to enhance our cash flows. For additional discussion of our business strategy, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Spending and Acquisitions

Capital spending since our initial public offering in February 2001 has totaled approximately $1.2 billion and has included both growth and maintenance capital expenditures in each of our businesses as follows: accommodations — $579 million, rental tools — $268 million, drilling and other — $189 million, offshore products — $107 million, tubular services — $17 million and corporate — $4 million.

Since our initial public offering in February 2001, we have completed 39 acquisitions for total consideration of $1.2 billion. Acquisitions of other oilfield service businesses and, recently, in the accommodations business supporting the natural resources market in Australia, have been an important aspect of our growth strategy and plan to increase shareholder value. Our acquisition strategy has allowed us to expand our geographic locations and our product and service offerings. This growth strategy has allowed us to leverage our existing and acquired products and services into new geographic locations, and has expanded our technology and product offerings. We have made strategic acquisitions in our accommodations, offshore products, well site services and tubular services business lines.

On December 30, 2010, we acquired all of the ordinary shares of The MAC Services Group Limited (The MAC), through a Scheme of Arrangement (the Scheme) under the Corporations Act of Australia. The MAC is headquartered in Sydney, Australia and supplies accommodations services to the natural resources market. The MAC currently has 5,210 rooms in six locations in Queensland and Western Australia. Under the terms of the Scheme, each shareholder of The MAC received $3.95 (A$3.90) per share in cash. This price represents a total purchase price of $638 million, net of cash acquired plus debt assumed of $87 million. The Company funded the acquisition with cash on hand and borrowings available under our new five-year, $1.05 billion senior secured bank facilities. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our senior secured bank facilities. The MAC’s operations will be reported as part of our accommodations segment.

On December 20, 2010, we also acquired all of the operating assets of Mountain West Oilfield Service and Supplies, Inc. and Ufford Leasing LLC (Mountain West) for total consideration of $47.1 million and estimated contingent consideration of $4.0 million. Headquartered in Vernal, Utah, with operations in the Rockies and the Bakken Shale region, Mountain West provides remote site workforce accommodations to the oil and gas industry. Mountain West has been included in the accommodations segment since its date of acquisition.

On October 5, 2010, we purchased all of the equity of Acute Technological Services, Inc. (Acute) for total consideration of $30.0 million. Headquartered in Houston, Texas and with operations in Brazil, Acute provides metallurgical and welding innovations to the oil and gas industry in support of critical, complex subsea component manufacturing and deepwater riser fabrication on a global basis. Acute has been included in the offshore products segment since its date of acquisition.

We funded the Acute and Mountain West acquisitions using cash on hand and our then existing credit facility.

Accounting for the three acquisitions made in 2010 has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.

Our Industry

We operate principally in the oilfield services industry and provide a broad range of products and services to our customers through our accommodations, offshore products, well site services and tubular services business segments. We also own and operate accommodations in the natural resources market in Australia. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil, natural gas and mineral reserves. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services is highly sensitive to current and expected energy prices. See Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets.

Our historical financial results reflect the cyclical nature of the oilfield services business. Since 2001, there have been periods of increasing and decreasing activity in each of our operating segments. Because of the acquisition of The MAC, our future results will also be influenced by the level of activity in the natural resource market in Australia. For additional information about activities in each of our segments, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our accommodations business is significantly influenced by the level of development of oil sands deposits in Alberta, Canada, activity levels in support of oil and gas development in Canada and the United States and, going forward, in natural resource markets, primarily in Australia. Despite the downturn in 2009 and early 2010 as a result of the global financial crisis, activity in our accommodations business has grown significantly in the last five years.

Our offshore products segment, which is more influenced by deepwater development spending and rig and vessel construction and repair, experienced significantly increased backlog and revenues from 2005 to 2008, which resulted in improved operating results during 2006, 2007 and in 2008. A high level of backlog at the beginning of 2009 provided stability in offshore products revenues and profits in that year. However, due to project postponements, cancellations and deferrals that limited new order activity beginning in the fourth quarter of 2008 which continued throughout 2009 and led to backlog declines and decreased revenues and profits in 2010. Increased regulation of offshore drilling as a result of the Deepwater Horizon rig explosion and sinking in 2010 and resultant oil spill from the Macondo well blowout also delayed drilling and development operations in the U.S. offshore. However, with the improvement in oil prices over the last twenty-two months and the improved outlook for long-term oil demand, we began to experience increased bidding and quoting activity for our offshore products beginning in the second half of 2010, and our backlog has also increased 72% since the beginning of 2010.

Our well site services businesses are significantly affected by movements in the North American rig count. Activity increased to peak levels during 2008, but saw material declines beginning in the fourth quarter of 2008 in most of our businesses, and continued through much of 2009. Activity levels in 2010 improved significantly off their 2009 troughs. In particular, oil related drilling activities have recovered and are now at their highest levels in over 20 years; however, pricing for certain of our products and services has not recovered to prior peak levels.

Our tubular services business is influenced by the overall level of U.S. drilling activity, the types of wells being drilled, movements in global steel and steel input prices and the overall industry level of oil country tubular goods (OCTG) inventory and pricing. Our tubular services business has historically been our most cyclical business segment. During 2008, this segment’s margins were positively affected in a significant manner by increasing prices for steel products, including the OCTG we sell. Declining OCTG prices in 2009 coupled with weaker demand for OCTG, caused by a decline in U.S. drilling, led to significantly lower revenues and margins for our tubular services business in 2009. The recovery in U.S. drilling activity in 2010 led to increased tubular services revenues. Although price increases were announced by the major U.S. mills during the first half of 2010, margins for our tubular services business declined in 2010 due primarily to a larger portion of service related costs expensed on certain program work.

Accommodations

Overview

During the year ended December 31, 2010, we generated approximately 22% of our revenue and 51% of our operating income, before corporate charges, from our accommodations segment. We are one of North America’s and, beginning in 2011 as a result of our acquisition of The MAC, Australia’s largest integrated providers of accommodations services for people working in remote locations. Our scalable modular facilities provide temporary and permanent work force accommodations where traditional infrastructure is not accessible or cost effective. Once facilities are deployed in the field, we can also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations are employed to support work forces in the Canadian oil sands and in a variety of mining and related natural resource applications as well as forest fire fighting and disaster relief efforts, primarily in Canada, Australia and the United States.

Accommodations Market

Our accommodations business has grown in recent years due to the increasing demand for accommodations to support workers in the oil sands region of Canada. Demand for oil sands accommodations is influenced to a great extent by the longer-term outlook for energy prices rather than current energy prices, particularly crude oil prices, given the multi-year time frame to complete oil sands projects and the costs associated with development of such large scale projects. Utilization of our existing accommodations capacity and our future expansions will largely depend on continued oil sands development spending.

Beginning in 2011 as a result of our acquisition of The MAC, our accommodations business entered into the Australian natural resources market. The Australian natural resources market plays a vital role in the Australian economy. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for iron ore, coal and liquefied natural gas (LNG). It is Australia’s largest contributor to exports, a major contributor to gross domestic product, a major employer and a major contributor to government revenue. The MAC’s current activities are primarily related to supplying accommodations in support of metallurgical coal mining.

Australia is a significant producer of most of the world’s key mineral commodities including iron ore, uranium, zinc, bauxite, lead, metallurgical and thermal coal and gold. It also has extensive oil and gas reserves with its major energy resource regions including the North West Shelf off the north coast of Western Australia and the onshore Cooper/Eromanga and Bowen/Surat Basins which straddle Queensland, New South Wales and South Australia.

Western Australia and Queensland are the most natural resource rich states. Western Australia produces a range of commodities including almost all of Australia’s iron ore from the Pilbara region in the northwest and gold and nickel from the Eastern Goldfields region around Kalgoorlie in the southeast. Queensland has significant deposits of metallurgical and thermal coal, lead, zinc, bauxite, gold and minerals sands. The Bowen Basin region of Queensland contains the largest metallurgical coal reserves in Australia and is becoming a major part of the rapidly developing east coast coal seam gas industry. The natural resources market is also a major contributor to economic activity in the other states of Australia (e.g. South Australia is home to the Olympic Dam mine, the fourth largest copper deposit and largest uranium deposit in the world).

Volumes and prices of commodities have historically varied significantly and are difficult to predict. Mineral and commodity prices have fluctuated in recent years and may continue to fluctuate significantly in the future. Strong economic growth in emerging economies, such as China and India, with associated strong demand for mineral and natural gas resources such as coal, iron ore and LNG, has more than offset moderating growth in the United States, Japan and Europe. This demand is expected to underpin continued investment and growth in the Australian natural resources market.

Products and Services

Since mid-year 2006, we have installed over 6,900 rooms in four of our major lodge properties supporting oil sands activities in northern Alberta. Our growth plan for this area of our business includes the expansion of these properties where we believe there is durable long-term demand. As of December 31, 2010, these company-owned properties include PTI Beaver River Executive Lodge (732 rooms), PTI Athabasca Lodge (1,537 rooms), PTI Wapasu Creek Lodge (4,013 rooms) and PTI Conklin Lodge (608 rooms). We are currently expanding the capacity of our PTI Wapasu Creek Lodge to over 5,000 rooms by the end of the first quarter of 2011.

In December 2010, we acquired The MAC, which owns and operates six villages with over 5,200 rooms and has a significant development portfolio in Australia. The MAC provides accommodation services to mining and related service companies (including construction contractors) under medium-term contracts. The MAC villages are strategically located in proximity to long-life, low-cost mines operated by large mining companies. The MAC’s villages are developments intended to be in operation for 15 plus years and comprise manufactured relocatable buildings, with two to six rooms per building. The accommodations are built around central facilities such as housing, kitchen, dining, retail, entertainment and fitness areas.

From 2007 to 2009 it added 1,657 rooms (net of retirements) by expanding existing villages and opening new villages. During 2010, given the uncertain global economic outlook, it consolidated its position incurring only maintenance capital expenditure while retiring 278 rooms. At December 31, 2010, The MAC had 5,210 rooms under management.

In addition to our large-scale lodge and village facilities, we offer a broad range of semi-permanent and mobile options to house workers in remote regions. Our fleet of temporary camps is designed to be deployed on short notice and can be relocated as a project site moves. Our camps range in size from a 25 person drilling camp to a 2,000 person camp supporting varied operations, including pipeline construction, Steam Assisted Gravity Drainage (SAGD) drilling operations and large shale oil projects.

We own two accommodations manufacturing plants near Edmonton, Alberta, Canada, and a manufacturing location in Adelaide, Australia, which specialize in the design, engineering, production, transportation and installation of a variety of portable modular buildings, predominately for our own use. We manufacture accommodations facilities to suit the climate, terrain and population of a specific project site.

To a significant extent, the Company’s recent capital expenditures have focused on opportunities in the oil sands region in northern Alberta. Since the beginning of 2005, we have spent $489.7 million, or 48.6%, of our total consolidated capital expenditures in our Canadian accommodations business. Most of these capital investments have been in support of oil sands developments, both for initial construction phases and ongoing operations. Oil sands related accommodations revenues have increased from 33% of total accommodations revenues in 2005 to 71% in 2010.

Regions of Operations

Our accommodations business is focused primarily in northern Canada and, more recently, in Queensland, Australia, but also operates in Western Australia, the U.S. Rocky Mountain corridor and the Bakken Shale region (Wyoming, Colorado, Utah and North Dakota), the Fayetteville Shale region of Arkansas and offshore locations in the Gulf of Mexico. In the past, we have also served companies operating in international markets including the Middle East, Europe, Asia and South America.

Customers and Competitors

Our customers operate in a diverse mix of industries including primarily oil sands mining and development; drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also operate in other industries, including pipeline construction, forestry, humanitarian aid and disaster relief, and support for military operations. Our primary competitors in North America include Aramark Corporation, Compass Group PLC, ATCO Structures and Logistics Ltd., Black Diamond Group Limited and Horizon North Logistics, Inc. Our primary competitors in Australia include Ausco Modular Pty Limited, Fleetwood Corporation Limited, Nomad Building Solutions Limited and Decmil Group Limited. Although not direct competitors, accommodations are sometimes owned and/or operated by our potential customers.

Offshore Products

Overview

During the year ended December 31, 2010, we generated approximately 18% of our revenue and 21% of our operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture a number of cost-effective, technologically advanced products for the offshore energy industry. In addition, we supply other lower margin products and services such as fabrication and inspection services. Our products and services are used primarily in deepwater producing regions and include flex-element technology, advanced connector systems, deepwater mooring systems, cranes, offshore equipment, installation services and subsea pipeline products and blow-out preventer stack integration and repair services. We have facilities in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Tulsa, Oklahoma; Scotland; Brazil; England; Singapore, Thailand and India that support our offshore products segment.

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

Products and Services

Our offshore products segment provides a broad range of products and services for use in offshore drilling and development activities. To a lesser extent, this segment provides onshore oil and natural gas, defense and general industrial products and services. Our offshore products segment is dependent in part on the industry’s continuing innovation and creative applications of existing technologies.

Offshore Development and Drilling Activities.  We design, manufacture, fabricate, inspect, assemble, repair, test and market subsea equipment and offshore vessel and rig equipment. Our products are components of equipment used for the drilling and production of oil and natural gas wells on offshore fixed platforms and mobile production units, including floating platforms, such as Spars, tension leg platforms, floating production, storage and offloading (FPSO) vessels, and on other marine vessels, floating rigs, vessels and jack-up rigs. Our products and services include:

•	flexible bearings and connector products;

•	subsea pipeline products;

•	marine winches, mooring systems, cranes and rig equipment;

•	conductor casing connections and pipe;

•	drilling riser and related repair services;

•	blowout preventer stack assembly, integration, testing and repair services; and

•	other products and services.

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

We provide pipeline repair hardware, including deepwater applications beyond the depth of diver intervention. Our products include:

•	repair clamps used to seal leaks and restore the structural integrity of a pipeline;

•	mechanical connectors used in repairing subsea pipelines without having to weld;

•	misalignment and swivel ring flanges; and

•	pipe recovery tools for recovering dropped or damaged pipelines.

Marine Winches, Mooring Systems, Cranes and Rig Equipment.  We design, engineer and manufacture marine winches, mooring systems, cranes and certain rig equipment. Our Skagit® winches are specifically designed for mooring floating and semi-submersible drilling rigs and positioning pipelay and derrick barges, anchor handling boats and jack-ups, while our Nautilus® marine cranes are used on production platforms throughout the world. We also design and fabricate rig equipment such as automatic pipe racking and blow-out preventer handling equipment. Our engineering teams, manufacturing capability and service technicians who install and service our products provide our customers with a broad range of equipment and services to support their operations. Aftermarket service and support of our installed base of equipment to our customers is also an important source of revenue to us.

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

To a lesser extent, our offshore products segment also produces a variety of products for use in applications other than in the offshore oil and gas industry. For example, we provide:

•	elastomer consumable downhole products for onshore drilling and production;

•	sound and vibration isolation equipment for the U.S. Navy submarine fleet;

•	metal-elastomeric FlexJoints® used in a variety of naval and marine applications; and

•	drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

Backlog.  Backlog in our offshore products segment was $354 million at December 31, 2010, compared to $206 million at December 31, 2009 and $362 million at December 31, 2008. We expect in excess of 75% of our backlog at December 31, 2010 to be recognized as revenue during 2011. Our offshore products backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Our backlog is an important indicator of future offshore products shipments and revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long “lead-time” order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

Regions of Operations

Our offshore products segment provides products and services to customers in the major offshore oil and gas producing regions of the world, including the Gulf of Mexico, West Africa, Azerbaijan, the North Sea, Brazil,

Southeast Asia and India. We are currently expanding our capabilities in Southeast Asia by constructing a new facility in Singapore.

Customers and Competitors

We market our products and services to a broad customer base, including direct end users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. Our largest customers in 2010 were Transocean Ltd., Halliburton Company and BP p.l.c.

Well Site Services

Overview

During the year ended December 31, 2010, we generated approximately 20% of our revenue and 16% of our operating income, before corporate charges, from our well site services segment. Our well site services segment includes a broad range of products and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its lifecycle. In this segment, our operations include completion-focused rental tools and land drilling services. We use our fleet of drilling rigs and rental equipment to serve our customers at well sites and project development locations. Our products and services are used primarily in onshore applications throughout the exploration, development and production phases of a well’s life.

Well Site Services Market

Demand for our drilling rigs and rental equipment has historically been tied to the level of oil and natural gas exploration and production activity. The primary driver for this activity is the price of oil and natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

Products and Services

Rental Equipment.  Our rental equipment business provides a wide range of products and services for use in the onshore and offshore oil and gas industry, including:

•	wireline and coiled tubing pressure control equipment;

•	wellhead isolation equipment;

•	pipe recovery systems;

•	thru-tubing fishing services;

•	hydraulic chokes and manifolds;

•	blow out preventers;

•	well testing and flowback equipment, including separators and line heaters;

•	gravel pack operations on well bores; and

•	surface control equipment and down-hole tools utilized by coiled tubing operators.

Our rental equipment is primarily used during the completion and production stages of a well. As of December 31, 2010, we provided rental equipment at 58 distribution points throughout the United States, Canada, Mexico and Argentina, compared to 64 distribution points at December 31, 2009. We continue to consolidate operations in areas where our product lines previously had separate facilities and close facilities in areas where operations are marginal in order to streamline operations, enhance our facilities and improve marketing efficiency. We provide rental equipment on a daily rental basis with rates varying depending on the type of equipment and the length of time rented. In certain operations, we also provide service personnel in connection with the equipment rental. We own patents covering some of our rental tools, particularly in our wellhead isolation equipment product line. Our customers in the rental equipment business include major, independent and private oil and gas companies and other large oilfield service companies. Competition in the rental tool business is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain products and services. The recovery in our industry during 2010 resulted in a shortage of both equipment and personnel, contributing to both higher revenues and margins during the year when compared to 2009.

Drilling Services.  Our drilling services business is located in the United States and provides land drilling services for shallow to medium depth wells ranging from 1,500 to 15,000 feet. Drilling services are typically used during the exploration and development stages of a field. As of December 31, 2010, after the sale of one of our rigs in 2010, we had a total of 36 semi-automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 75,000 to 500,000 pounds, 14 of which were fabricated and/or assembled in our Odessa, Texas facility with components purchased from specialty vendors. Twenty-two of these drilling rigs are based in Odessa, Texas and fourteen are based in the Rocky Mountains region. Utilization of our drilling rigs increased from an average of 37% in 2009 to an average of 72% in 2010. On December 31, 2010, 28 of our rigs were working or under contract with utilization of approximately 78%.

We market our drilling services directly to a diverse customer base, consisting of major, independent and private oil and gas companies. We contract on both footage and dayrate basis and have one rig in West Texas operating under a multi-well turnkey contract. Under a footage or turnkey drilling contract, we assume responsibility for certain costs (such as bits and fuel) and assume more risk (such as time necessary to drill) than we would on a daywork contract. Depending on market conditions and availability of drilling rigs, we see changes in pricing, utilization and contract terms. The land drilling business is highly fragmented, and our competition consists of a small number of larger companies and many smaller companies. Our Permian Basin drilling activities target primarily oil reservoirs while our Rocky Mountain drilling activities target both oil and natural gas reservoirs.

Tubular Services

Overview

During the year ended December 31, 2010, we generated approximately 40% of our revenue and 12% of our operating income, before corporate charges, from our tubular services segment. Through our Sooner, Inc. subsidiary, we distribute OCTG and provide associated OCTG finishing and logistics services to the oil and gas industry. OCTG consist of downhole casing and production tubing. Through our tubular services segment, we:

•	distribute a broad range of casing and tubing;

•	provide threading, logistical and inventory management services; and

We serve a customer base ranging from major oil and gas companies to small independents. Through our key relationships with more than 20 domestic and foreign manufacturers and related service providers and suppliers of OCTG, we deliver tubular products and ancillary services to oil and gas companies, drilling contractors and consultants predominantly in the United States. The OCTG distribution market is highly fragmented and competitive, and is focused in the United States. We purchase tubular goods from a variety of sources. However, during 2010, we purchased 56% of our total tubular goods from a single domestic supplier and 72% of our total OCTG purchases from three domestic suppliers.

OCTG Market

Our tubular services segment primarily distributes casing and tubing. Casing forms the structural wall in oil and natural gas wells to provide support, control pressure and prevent collapse during drilling operations. Casing is also used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Production tubing, which is used to bring oil and natural gas to the surface, may be replaced during the life of a producing well.

A key indicator of domestic demand for OCTG is the aggregate footage of wells drilled onshore and offshore in the United States. The OCTG market is also affected by the level of inventories maintained by manufacturers, distributors and end users. Inventory on the ground, when at high levels, can cause tubular sales to lag a rig count increase due to inventory destocking and can put downward pressure on OCTG pricing. Demand for tubular products is positively impacted by increased drilling of deeper, horizontal and offshore wells. Deeper wells require incremental tubular footage and enhanced mechanical capabilities to ensure the integrity of the well. Premium tubulars are generally used in deeper wells and in horizontal drilling to withstand the increased bending and compression loading associated with a horizontal well. Operators typically specify premium tubulars for the completion of offshore wells.

Products and Services

Tubular Products and Services.  We distribute various types of OCTG produced by both domestic and foreign manufacturers to major and independent oil and gas exploration and production companies and other OCTG distributors. We have distribution relationships with most major domestic and certain international steel mills. We do not manufacture any of the tubular goods that we distribute. As a result, gross margins in this segment are generally lower than those reported by our other business segments. We operate our tubular services segment from a total of ten offices and facilities located near areas of oil and natural gas exploration and development activity.

In our tubular services segment, inventory management is critical to our success. We maintain on-the-ground inventory in five company-owned yards and approximately 60 third-party yards located in the United States, giving us the flexibility to fill customer orders from our own stock or directly from the manufacturer. We have a proprietary inventory management system, designed specifically for the OCTG industry, which enables us to track our product shipments.

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

Other Facilities.  We also offer tubular services at our facilities in Midland and Godley, Texas, Searcy, Arkansas and Montoursville, Pennsylvania. Our Midland, Texas facility covers approximately 60 acres and has more than 400 pipe racks. Our Godley, Texas facility, which services the Barnett shale area, has approximately 60 pipe racks on approximately 31 developed acres and is serviced by a rail spur. Our Searcy location has approximately 140 pipe racks on 14 acres. Our Montoursville location has approximately 99 pipe racks on 24 acres. Independent third party inspection companies operate within each of these facilities either with mobile or permanent inspection equipment.

Tubular Products and Services Sales Arrangements.  We provide our tubular products and logistics services through a variety of arrangements, including spot market sales and alliances. We provide some of our tubular products and services to independent and major oil and gas companies under alliance or program arrangements. Although our alliances are generally not as profitable as the spot market and can generally be cancelled by the customer, they provide us with more stable and predictable revenues and an improved ability to forecast required inventory levels, which allows us to manage our inventory more efficiently.

Regions of Operations

Our tubular services segment provides tubular products and services principally to customers in the United States both for land and offshore applications. However, we also sell a small percentage for export worldwide.

Suppliers and Competitors

Our largest supplier is U.S. Steel Group. Although we have a leading market share position in tubular services distribution, the market is highly fragmented. Our main competitors in tubular distribution are Bourland & Leverich Supply Company, L.C., McJunkin Red Man Corporation, Pipeco Services Inc. and Premier Pipe L.P.

* * * * *

Seasonality of Operations

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada, Australia, the Rocky Mountain region and the Gulf of Mexico. A portion of our Canadian accommodations operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the second quarter and adversely affects our operations and sales of products and services. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. For example, during 2005, a significant disruption occurred in oil and natural gas drilling and production operations in the U.S. Gulf of Mexico due to damage inflicted by Hurricanes Katrina and Rita and, during 2008, from Hurricane Ike. Cyclones can affect our operations in Australia.

Employees

As of December 31, 2010, the Company had 6,904 full-time employees on a consolidated basis, 44% of whom are in our accommodations segment, 24% of whom are in our offshore products segment, 29% of whom are in our well site services segment, 2% of whom are in our tubular services segment and 1% of whom are in our corporate headquarters. We are party to collective bargaining agreements covering 1,689 employees located in Canada, Australia, the United Kingdom and Argentina as of December 31, 2010. We believe relations with our employees are good.

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

For example, in Canada, the Federal Government of Canada in September 2010 appointed an Oil Sands Advisory Panel to review and comment upon existing scientific studies and literature regarding water monitoring in the Lower Athabasca region and provide recommendations for improving such monitoring. The Oil Sands Advisory Panel presented its final report to the Minister of the Environment in December 2010. The recommendations of the Oil Sands Advisory Panel, if accepted, would increase the level and cost of government oversight and implement an industrial user pay system. The Province of Alberta has also established a Provincial Environmental Monitoring Panel with a mandate to recommend a world class environmental evaluation, monitoring and reporting system, generally for the Province and specifically for the lower Athabasca Region where oil sands are produced. While it is unclear if and when such new monitoring systems or requirements will be in place, it would appear the Province of Alberta is taking steps to implement the recommendations of the Federal Oil Sands Advisory Panel.

Further, the Province of Alberta released a report in December 2010 regarding regulatory changes to be implemented in 2011 regarding Alberta Environment’s regulation of oil sands operations. The report suggests regulatory changes will include increased reclamation security requirements, increased monitoring requirements for water quality, and additional requirements for the management of tailings ponds. These changes, if and when they are implemented, may result in additional costs or liabilities for our customers’ operations.

We generate wastes, including hazardous wastes, which are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The United States Environmental Protection Agency, or EPA, and state agencies have limited the approved methods of disposal for some types of hazardous and nonhazardous wastes. Some wastes handled by us in our field service activities currently are exempt from treatment as hazardous wastes under RCRA because that act specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or exploration of oil or natural gas from regulation as hazardous waste. However, these wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. This would subject us to more rigorous and costly operating and disposal requirements. In any event, such wastes may remain subject to regulation under RCRA as solid wastes.

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

The Federal Water Pollution Control Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. Many of our domestic properties and operations require permits for discharges of wastewater and/or storm water, and we have a system for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Federal Water Pollution Control Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

A certain portion of our rental tools business supports other contractors actually performing hydraulic fracturing to enhance the production of natural gas from formations with low permeability, such as shales. Due to concerns raised concerning potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated in the United States to render permitting and compliance requirements more stringent for hydraulic fracturing. Congress has considered two companion bills for the “Fracturing Responsibility and Awareness of Chemicals Act,” or FRAC Act. The bills would repeal an exemption in the federal Safe Drinking Water Act, or SWDA, for the underground injection of hydraulic fracturing fluids near drinking water sources. Sponsors of the FRAC Act have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. If enacted, the FRAC Act could result in additional regulatory burdens on the oil and gas industry generally, primarily on our customers, such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. The FRAC Act also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available. The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. The Subcommittee on Energy and Environment of the U.S. House of Representatives is currently examining the practice of hydraulic fracturing in the United States and is gathering information on its potential impacts on human health and the environment. The EPA also has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health. In addition, various state and local governments have implemented or are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, requirements for disclosure of chemical constituents, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.

The adoption of the FRAC Act or any other federal or state laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult, or less economic, to complete oil or natural gas wells in shale formations, increase our customers’ costs of compliance, and cause delays in permitting. Such regulatory and legislative efforts could have an adverse effect on oil and natural gas production activities by operators or other contractors with whom we have a business relationship, which in turn could have an adverse effect on demand for our North American completion products and services.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling rig leading to an oil spill from the Macondo well operated in the ultra deep water in the Gulf of Mexico. In response to the explosion and spill, there have been many proposals by governmental and private constituencies to address the direct impact of the incident and to prevent similar incidents in the future. Beginning in May 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE (formerly the Minerals Management Service), of the United States Department of the Interior implemented a moratorium on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico that effectively shut down deepwater drilling activities through at least October 2010. In addition, BOEMRE issued Notices to Lessees and Operators, or NTLS, implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, and imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico, and has delayed the approval of applications to drill in both deepwater and shallow-water areas. Even without the “official” moratorium, offshore drilling activity is being delayed by adjustments in operating procedures, compliance certifications, and lead times for permits and inspections, as a result of the changes in the regulatory environment. In addition, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, including proposals to significantly increase the minimum financial responsibility demonstration required under the federal Oil Pollution Act of 1990. Uncertainties and delays caused by the new regulatory environment have and will continue to have an overall negative effect on Gulf of Mexico drilling activity and, to a certain extent, the financial results of each of our business segments.

Some of our operations also result in emissions of regulated air pollutants. The federal Clean Air Act, or CAA, and analogous state laws require permits for facilities in the United States that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.

Past scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, or GHG, and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. In response to such studies, many foreign nations, including Canada, have agreed to limit emissions of these gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” In December 2002, Canada ratified the Kyoto Protocol, which requires Canada to reduce its emissions of greenhouse gases to 6% below 1990 levels by 2012. The Canadian federal government previously released the Regulatory Framework for Air Emissions, updated March 10, 2008 by Turning the Corner: Regulatory Framework for Industrial Greenhouse Emissions (collectively, the “Regulatory Framework”) for regulating GHG emissions and in doing so proposed mandatory emissions intensity reduction obligations on a sector by sector basis. Recently, the Government of Canada has announced a number of regulatory changes to address GHG emissions from motor vehicles and coal fired electricity generation. These changes may have implications for our costs of operations.

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

Our recently acquired Australian accommodations businesss is regulated by general statutory environmental controls at both the state and federal level. These controls include: the regulation of hard and liquid waste, including the requirement for trade waste and/or wastewater permits or licences; the regulation of water, noise, heat, and atmospheric gases emissions; the regulation of the production, transport and storage of dangerous and hazardous materials (including asbestos); and the regulation of pollution and site contamination. Some specified activities, for example, sewage treatment works, may require regulation at a state level by way of environmental protection licenses which also impose monitoring and reporting obligations on the holder. National and state based regulations for the monitoring and reduction of green house gas emissions have been proposed or commenced but no national mandatory emissions trading market has yet commenced. Federal requirements for the disclosure of energy performance under building rating regulations have been introduced and are to be expanded. These regulations require the tracking of specific environmental performance factors.

Although the United States is not participating in the Kyoto Protocol, in December 2009, the U.S. EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the CAA, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas, which could reduce the demand for our products and services. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Our operations outside of the United States are potentially subject to similar foreign governmental controls relating to protection of the environment. We believe that, to date, our operations outside of the United States have been in substantial compliance with existing requirements of these foreign governmental bodies and that such compliance has not had a material adverse effect on our operations. However, this trend of compliance with existing requirements may not continue in the future or the cost of such compliance may become material. For instance, any future restrictions on emissions of greenhouse gases that are imposed in foreign countries in which we operate, such as in Canada and Australia, pursuant to the Kyoto Protocol or other locally enforceable requirements, could adversely affect demand for our services.

Item 1A.	Risk Factors

The risks described in this Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our business is subject to a number of economic risks.

Financial markets worldwide experienced extreme disruption in the past three years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments took unprecedented actions intended to address extreme market conditions such as severely restricted credit and declines in real estate values. Such economic events can recur and can potentially affect businesses such as ours in a number of ways. Tightening of credit in financial markets and a slowing economy adversely affects the ability of our customers and suppliers to obtain financing for significant operations, can result in lower demand for our products and services, and could result in a decrease in or cancellation of orders included in our backlog and adversely affect the collectability of our receivables. Additionally, tightening of credit in financial markets coupled with a slowing economy could negatively impact our cost of capital and ability to grow. Our business is also adversely affected when energy demand declines as a result of lower overall economic activity. Typically, lower energy demand negatively affects commodity prices which reduces the earnings and cash flow of our E&P and mining customers, reducing their spending and demand for our products and services. These conditions could have an adverse effect on our operating results and our ability to recover our assets at their stated values. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies, such as the Euro, the British Pound and the Canadian and Australian Dollar, could also adversely affect our results.

Decreased customer expenditure levels will adversely affect our results of operations.

Demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies, including national oil companies. If our customers’ expenditures decline, our business will suffer. The industry’s willingness to explore, develop and produce depends largely upon the availability of attractive drilling prospects and the prevailing view of future commodity prices. Prices for oil, coal, natural gas, and other minerals are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. A sudden or long-term decline in product pricing would have material adverse effects on our results of operations. Any prolonged reduction in oil and natural gas prices will depress levels of exploration, development, and production activity, often reflected as reductions in rig counts. Additionally, significant new regulatory requirements, including climate change legislation, could have an impact on the demand for and the cost of producing oil and gas. Many factors affect the supply and demand for oil, coal, natural gas and other minerals and, therefore, influence product prices, including:

•	the level of drilling activity;

•	the level of production;

•	the levels of oil and natural gas inventories;

•	depletion rates;

•	the worldwide demand for oil and natural gas;

•	the expected cost of finding, developing and producing new reserves;

•	delays in major offshore and onshore oil and natural gas field development timetables;

•	the level of activity and developments in the Canadian oil sands;

•	the level of demand for coal and other natural resources from Australia;

•	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict drilling;

•	the availability of transportation infrastructure, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	global weather conditions and natural disasters;

•	worldwide economic activity including growth in underdeveloped countries, such as China and India;

•	national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•	the level of oil and gas production by non-OPEC countries;

•	the impact of armed hostilities involving one or more oil producing nations;

•	rapid technological change and the timing and extent of alternative energy sources, including liquefied natural gas (LNG) or other alternative fuels;

•	environmental regulation; and

•	domestic and foreign tax policies.

Our business may be adversely affected by extended periods of low oil prices or unsuccessful exploration results may decrease deepwater exploration and production activity or oil sands development and production in Canada.

Two of our businesses, where we manufacture offshore products for deepwater exploration and production and where we supply accommodations for oil sands developments, typically support our customers’ projects that are more capital intensive and take longer to generate first production than traditional oil and natural gas exploration and development activities. The economic analyses conducted by exploration and production companies in deepwater and oil sands areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. Perceptions of lower longer-term oil prices by these companies can cause our customers to reduce or defer major expenditures given the long-term nature of many large scale development projects, which could adversely affect our revenues and profitability in our offshore products segment and our accommodations segment.

Federal legislation and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our services.

The federal Congress is currently considering two companion bills in the United States, known as the “Fracturing Responsibility and Awareness of Chemicals Act,” or FRAC Act, that would repeal an exemption in the federal Safe Drinking Water Act for the underground injection of hydraulic fracturing fluids near drinking water sources. Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in formations with low permeabilities, such as shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Sponsors of the FRAC Act have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. If enacted, the FRAC Act could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. The FRAC Act also proposes requiring the disclosure of chemical constituents used in the fracturing process to state or federal regulatory authorities, who would then make such information publicly available. The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. The Subcommittee on Energy and Environment of the U.S. House of Representatives is currently examining the practice of hydraulic fracturing in the United States and is gathering information on its potential impacts on human health and the environment. The EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health. In addition, various state and local governments have implemented or are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as certain watersheds. The adoption of the FRAC Act or any other federal, state or local laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas wells in certain formations, increase our costs of compliance, and adversely affect the demand for the well site services that we provide.

Our financial results could be adversely impacted by the Macondo well incident and the resulting changes in regulation of offshore oil and natural gas exploration and development activity.

The U.S. Department of the Interior has issued Notices to Lessees and Operators (NTLs), has implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, has imposed additional requirements with respect to development and production activities in U.S. waters and has delayed the approval of drilling plans and well permits in both deepwater and shallow-water areas. The delays caused by new regulations and requirements have and will continue to have an overall negative effect on Gulf of Mexico drilling activity, and to a certain extent, our financial results.

The Macondo well incident, the subsequent oil spill and moratorium on drilling has caused offshore drilling delays, and is expected to result in increased state, federal and international regulation of our and our customer’s operations that could negatively impact our earnings, prospects and the availability and cost of insurance coverage. This delay could result in decreased demand for all of our business segments. There have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, including proposals to significantly increase the minimum financial responsibility demonstration required under the federal Oil Pollution Act of 1990. Any increased regulation of the exploration and production industry as a whole that arises out of the Macondo well incident could result in fewer companies being financially qualified to operate offshore in the U.S., could result in higher operating costs for our customers and could reduce demand for our services.

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

In our accommodations business supporting mining, our clients’ production or price issues may adversely affect us.

The volumes and prices of the products of our clients, including coal and gold, have historically varied significantly and are difficult to predict. The demand for, and price of, these minerals and commodities is highly dependent on a variety of factors, including international supply and demand, the price and availability of alternative fuels, actions taken by governments and global economic and political developments. Mineral and commodity prices have fluctuated in recent years and may continue to fluctuate significantly in the future. We expect that a material decline in mineral and commodity prices could result in a decrease in the activity of our clients with the possibility that this would materially adversely affect us. No assurance can be given regarding future volumes and/or prices relating to the activities of our clients.

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

As of December 31, 2010, goodwill represented approximately 16% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards, which were effective January 1, 2002, require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders’ equity if circumstances, some of which are beyond our control, indicate that the carrying amount will not be recoverable. In the fourth quarter of 2008, we recognized an impairment of a portion of our goodwill totaling $85.6 million as a result of several factors affecting our tubular services and drilling reporting units. In the second quarter of 2009, we recognized an impairment of $94.5 million representing a portion of our remaining goodwill as a result of several factors affecting our rental tools reporting unit. It is possible that we could recognize additional goodwill impairment losses in the future if, among other factors:

•	global economic conditions deteriorate;

•	the outlook for future profits and cash flow for any of our reporting units deteriorate as the result of many possible factors, including, but not limited to, increased or unanticipated competition, technology becoming obsolete, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;

•	costs of equity or debt capital increase further; or

•	valuations for comparable public companies or comparable acquisition valuations deteriorate further.

The level and pricing of tubular goods imported into the United States could decrease demand for our tubular goods inventory and adversely impact our results of operations. Also, if steel mills were to sell a substantial amount of goods directly to end users in the United States, our results of operations could be adversely impacted.

Although imports of OCTG from China are currently restricted by trade sanctions imposed by the U.S. government, lower-priced tubular goods from a number of foreign countries are still imported into the U.S. tubular goods market. If the level of imported lower-priced tubular goods were to otherwise increase from current levels, our tubular services segment could be adversely affected to the extent that we would then have higher-cost tubular goods in inventory or if prices and margins are driven down by increased supplies of tubular goods. If prices were to decrease significantly, we might not be able to profitably sell our inventory of tubular goods. In addition, significant price decreases could result in a longer holding period for some of our inventory, which could also have an adverse effect on our tubular services segment.

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

A portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 29% (7.9% excluding Canada) of our consolidated revenue in the year ended December 31, 2010. Risks associated with our operations in foreign areas include, but are not limited to:

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

Our international business operations also include projects in countries where governmental corruption has been known to exist and where our competitors who are not subject to the same ethics related laws and regulations such as the Foreign Corrupt Practices Act in the U.S. and the Anti-Bribery law in the U.K., can gain competitive advantages over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that certain ethics related laws and regulations prohibit us from using. For example, our non-U.S. competitors are not subject to the anti-bribery restrictions of the Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage. While many countries, like the U.S. and the U.K., have adopted similar anti-bribery statutes, there has not been universal adoption and enforcement of such statutes. Therefore, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

Violations of these laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

We are subject to extensive and costly environmental laws and regulations that may require us to take actions that will adversely affect our results of operations.

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change or are more stringently enforced, we may be required to make significant unanticipated capital and operating expenditures.

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

Any adoption by foreign, U.S. federal, regional or state governments mandating a substantial reduction in greenhouse gas emissions and implementation of the Kyoto Protocol (the Copenhagen Accord,) or other foreign, U.S. federal, regional or state requirements or other efforts to regulate greenhouse gas emissions, could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Item 1. Government Regulation” for a more detailed description of our climate-change related risks.

Currently proposed legislative changes could materially, negatively impact the Company, increase the costs of doing business and decrease the demand for our products.

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

Our customers in the accommodations business are exposed to a number of unique operating risks which could also adversely affect us.

We could be materially adversely affected by disruptions to the operation of our clients caused by any one of or all of the following singularly or in combination:

•	domestic and international pricing and demand for the natural resource being produced at a given project (or proposed project);

•	unexpected problems and delays during the development, construction and project start-up which may delay the commencement of production;

•	unforeseen and adverse climatic, geological, geotechnical, seismic and mining conditions;

•	lack of availability of sufficient water or power to maintain their or our operations;

•	lack of availability or failure of the required infrastructure necessary to maintain or to expand their operations;

•	the breakdown or shortage of equipment and labor necessary to maintain their or our operations;

•	risks associated with the natural resources industry being subject to various regulatory approvals. Such risks may include a Government Agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the Government Agency in a timely manner or the Government Agency granting or renewing an approval subject to materially onerous conditions;

•	risks to land titles, mining titles and use thereof as a result of native title claims;

•	claims by persons living in close proximity to mining projects, which may have an impact on the consents granted;

•	interruptions to the operations of our clients caused by industrial accidents or disputation; and

•	delays in or failure to commission new infrastructure in timeframes so as not to disrupt client operations.

Our accommodations business is exposed to a number of general risks that could materially adversely affect our assets and liabilities, financial position, profits, prospects and share price.

Examples of these broad general risks which may impact our performance include:

•	abnormal stoppages in the production or delivery of the products of our clients due to factors such as industrial disruption, infrastructure failure, war, political or civil unrest;

•	cost overruns in the provision of new rooms or in other associated or related capital expenditure;

•	higher than budgeted costs associated with the provision of accommodations services;

•	our clients not renewing their contracts, renewing them on less favorable terms, or other loss of clients;

•	failure of our clients to meet their obligations under their contracts;

•	extreme weather conditions adversely affecting our operations or the operations of our clients; and

•	a major disaster at one or more of our large accommodations facilities involving fire, communicable diseases, criminal acts or other events causing significant reputational damage.

Development of permanent infrastructure in the oil sands region or regions of Australia where we locate accommodations villages could negatively impact our accommodations business.

Our accommodations business specializes in providing housing and personnel logistics for work forces in remote areas which lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop in the oil sands region of northern Alberta, Canada, or regions of Australia where we locate accommodations villages demand for our accommodations could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

Construction risks exist in our accommodations business.

There are a number of general risks that might impinge on companies involved in the development, construction, manufacture and installation of facilities as a prerequisite to the management of those assets in an operational sense. We might be exposed to these risks from time to time by relying on these corporations and/or other third parties which could include any and/or all of the following;

•	the construction activities of our accommodations business are partially dependent on the supply of appropriate construction and development opportunities;

•	development approvals, slow decision making by counterparties, complex construction specifications, changes to design briefs, legal issues and other documentation changes may give rise to delays in completion, loss of revenue and cost over-runs. Delays in completion may, in turn, result in liquidated damages and termination of accommodation supply contracts;

•	other time delays that may arise in relation to construction and development include supply of labor, scarcity of construction materials, lower than expected productivity levels, inclement weather conditions, land contamination, cultural heritage claims, difficult site access, or industrial relations issues;

•	objections aired by community interest, environment and/or neighborhood groups which may cause delays in the granting or approvals and/or the overall progress of a project;

•	where we assume design responsibility, there is a risk that design problems or defects may result in rectification and/or costs or liabilities which we cannot readily recover; and

•	there is a risk that we may fail to fulfill our statutory and contractual obligations in relation to the quality of our materials and workmanship, including warranties and defect liability obligations.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada, Australia, the Rocky Mountain region and the Gulf of Mexico. A portion of our Canadian accommodations operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and sales of products and services in the second and, to a lesser extent, third quarters. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. For example, during 2005, a significant disruption occurred in oil and natural gas drilling and production operations in the U.S. Gulf of Mexico due to damage inflicted by Hurricanes Katrina and Rita and, during 2008, from Hurricane Ike. Cyclones can affect our operations in Australia.

We are exposed to risk relating to subcontractors’ performance in some of our projects.

In many cases, we subcontract the performance of parts of our operations to subcontractors. While we seek to obtain appropriate indemnities and guarantees from these subcontractors, we remain ultimately responsible for the performance of our subcontractors. Industrial disputes, natural disasters, financial failure or default or inadequate performance in the provision of services, or the inability to provide services by such subcontractors has the potential to materially adversely affect us.

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

Our concentration of customers in two industries may impact overall exposure to credit risk.

Substantially all of our customers operate in the energy or mining industries. This concentration of customers in two industries may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

Our common stock price has been volatile.

The market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly (2010 low of $34.20 per share; 2010 high of $65.31 per share) in the past, and we expect it to continue to remain highly volatile.

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

As is customary for our offshore products segment, we agree to provide products under fixed-price contracts, typically assuming responsibility for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the initially expected contract economics. There is inherent risk in the estimation process including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices (including the price of steel) through increased pricing. In fulfilling some contracts, we provide limited warranties for our products. Although we estimate and record a provision for potential warranty claims, repair or replacement costs under warranty provisions in our contracts could exceed the estimated cost to cure the claim which could be material to our financial results. We utilize percentage completion accounting, depending on the size of a project and variations from estimated contract performance could have a significant impact on our reported operating results as we progress toward completion of major jobs.

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

Reductions in our backlog due to cancellations by customers or for other reasons would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Some of the contracts in our backlog are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right upon cancellation to the total revenues reflected in our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

We might be unable to employ a sufficient number of technical personnel.

Many of the products that we sell, especially in our offshore products segment, are complex and highly engineered and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize and enhance these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. During periods of increased activity, the demand for skilled workers is high, and the supply is limited. We have already experienced high demand and increased wages for labor forces serving our accommodations business in Canada. When these events occur, our cost structure increases and our growth potential could be impaired.

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

The market for our offshore products is characterized by continual technological developments to provide better performance in increasingly greater water depths, higher pressure levels and harsher conditions. If we are not able to design, develop and produce commercially competitive products in a timely manner in response to changes in technology, our business and revenues will be adversely affected. In addition, competitors or customers may develop new technology, which addresses similar or improved solutions to our existing technology. Should our technology, particularly in offshore products or in our rental tool business, become the less attractive solution, our operations and profitability would be negatively impacted.

During periods of strong demand, we may be unable to obtain critical project materials on a timely basis.

Our operations depend on our ability to procure, on a timely basis, certain project materials, such as forgings, to complete projects in an efficient manner. Our inability to procure critical materials during times of strong demand could have a material adverse effect on our business and operations.

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

During 2010, we purchased 56% of our total tubular goods from a single domestic supplier and 72% of our total OCTG purchases from three domestic suppliers. If we were to lose any of these suppliers or if production at one or more of the suppliers was interrupted, our tubular services segment’s business, financial condition and results of operations could be adversely affected. If the extent of the loss or interruption were sufficiently large, the impact on us could be material.

Our operations may suffer due to increased industry-wide capacity of certain types of equipment or assets.

The demand for and pricing of certain types of our assets and equipment, particularly our drilling rigs and rental tool assets, is subject to the overall availability of such assets in the marketplace. If demand for our assets were to decrease, or to the extent that we and our competitors increase our fleets in excess of current demand, we may encounter decreased pricing for or utilization of our assets and services, which could adversely impact our operations and profits.

In addition, we have significantly increased our accommodations capacity in the oil sands region over the past five years based on our expectation for current and future customer demand for accommodations in the area. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, or activity in the oil sands decline significantly, demand and/or pricing for our accommodations could decrease, negatively impacting the profitability of our accommodations segment.

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

We are party to collective bargaining agreements covering 1,283 employees in Canada, 374 employees in Australia, 16 employees in the United Kingdom and 16 employees in Argentina. In addition, our accommodations facilities serving oil sands development work in Northern Alberta, Canada house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the recent past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations.

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

	Approximate
	Square
Location	Footage/Acreage	Description

United States:
Houston, Texas (lease)	15,829	Principal executive offices
Arlington, Texas	11,264	Offshore products business office
Arlington, Texas	36,770	Offshore products business office and warehouse
Arlington, Texas	55,853	Offshore products manufacturing facility
Arlington, Texas (lease)	63,272	Offshore products manufacturing facility
Arlington, Texas	44,780	Elastomer technology center for offshore products
Arlington, Texas	60,000	Molding and aerospace facilities for offshore products
Houston, Texas (lease)	52,000	Offshore products business office
Houston, Texas	25 acres	Offshore products manufacturing facility and yard
Houston, Texas	22 acres	Offshore products manufacturing facility and yard
Houston, Texas (lease)	50,750	Offshore products service facility and office
Lampasas, Texas	48,500	Molding facility for offshore products
Lampasas, Texas (lease)	20,000	Warehouse for offshore products
Tulsa, Oklahoma	74,600	Molding facility for offshore products
Tulsa, Oklahoma (lease)	14,000	Molding facility for offshore products
Houma, Louisiana	40 acres	Offshore products manufacturing facility and yard
Houma, Louisiana (lease)	20,000	Offshore products manufacturing facility and yard
Houston, Texas (lease)	9,945	Tubular services business office
Tulsa, Oklahoma (lease)	11,955	Tubular services business office
Midland, Texas	60 acres	Tubular yard
Godley, Texas	31 acres	Tubular yard
Crosby, Texas	109 acres	Tubular yard
Searcy, Arkansas	14 acres	Tubular yard
Montoursville, Pennsylvania	24 acres	Tubular yard
Belle Chasse, Louisiana (own and lease)	427,020	Accommodations manufacturing facility and yard
Vernal, Utah (lease)	21 acres	Accommodations facility and yard
Dickinson, North Dakota (lease)	26 acres	Accommodations facility and yard
Odessa, Texas	22 acres	Office, shop, warehouse and yard in support of drilling operations for well site services
Casper, Wyoming	7 acres	Office, shop and yard in support of drilling operations for well site services
Canada:
Nisku, Alberta	9 acres	Accommodations manufacturing facility
Spruce Grove, Alberta	15,000	Accommodations facility and equipment yard
Grande Prairie, Alberta	15 acres	Accommodations facility and equipment yard
Grimshaw, Alberta (lease)	20 acres	Accommodations equipment yard
Edmonton, Alberta	33 acres	Accommodations manufacturing facility
Edmonton, Alberta (lease)	86,376	Accommodations office and warehouse
Edmonton, Alberta (lease)	16,130	Accommodations office
Fort McMurray, Alberta (Beaver River and Athabasca Lodges) (lease)	128 acres	Accommodations facility
Fort McMurray, Alberta (Wapasu Lodge)(lease)	240 acres	Accommodations facility
Fort McMurray, Alberta (Conklin Lodge)(lease)	135 acres	Accommodations facility
Fort McMurray, Alberta (Christina Lake Lodge)	45 acres	Accommodations facility
Fort McMurray, Alberta (Pebble Beach) (lease)	140 acres	Accommodations facility
Australia:
Copabella, Queensland, Australia	198 acres	Accommodations facility
Calliope, Queensland, Australia	124 acres	Accommodations facility
Narrabri, New South Wales, Australia	82 acres	Accommodations facility
Wandoan, Queensland, Australia	51 acres	Accommodations facility
Middlemount, Queensland, Australia	37 acres	Accommodations facility
Dysart, Queensland, Australia	34 acres	Accommodations facility
Kambalda, Western Australia, Australia	27 acres	Accommodations facility

	Approximate
	Square
Location	Footage/Acreage	Description

Other International:
Aberdeen, Scotland (lease)	15 acres	Offshore products manufacturing facility and yard
Bathgate, Scotland	3 acres	Offshore products manufacturing facility and yard
Barrow-in-Furness, England (own and lease)	63,300	Offshore products service facility and yard
Singapore (lease)	155,398	Offshore products manufacturing facility
Singapore (lease)	71,516	Offshore products manufacturing facility
Macae, Brazil (lease)	6 acres	Offshore products manufacturing facility and yard
Rayong Province, Thailand (lease)	28,000	Offshore products service and manufacturing facility

We have eight tubular sales offices and a total of 58 rental tool supply and distribution points throughout the United States, Canada, Mexico and Argentina. Most of these office locations are leased and provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

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

Common Stock Information

Our authorized common stock consists of 200,000,000 shares of common stock. There were 50,868,966 shares of common stock outstanding as of February 17, 2011. The approximate number of record holders of our common stock as of February 17, 2011 was 35. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. The closing price of our common stock on February 17, 2011 was $75.41 per share.

The following table sets forth the range of high and low sales prices of our common stock.

	Sales Price
	High	Low

2009:
First Quarter	$22.50	$11.14
Second Quarter	29.13	13.00
Third Quarter	35.61	21.79
Fourth Quarter	40.27	32.65
2010:
First Quarter	$48.77	$33.65
Second Quarter	51.20	35.99
Third Quarter	47.89	38.24
Fourth Quarter	65.98	46.21

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

PERFORMANCE GRAPH

The following performance graph and chart compare the cumulative total stockholder return on the Company’s common stock to the cumulative total return on the Standard & Poor’s 500 Stock Index and Philadelphia OSX Index, an index of oil and gas related companies that represent an industry composite of the Company’s peer group, for the period from December 31, 2005 to December 31, 2010. The graph and chart show the value at the dates indicated of $100 invested at December 31, 2005 and assume the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oil States International, Inc., The S&P 500 Index
And The PHLX Oil Service Sector Index

Oil States International — NYSE

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
OIL STATES INTERNATIONAL, INC.	$100.00	$101.74	$107.70	$59.00	$124.02	$202.30

S & P 500	100.00	115.80	122.16	76.96	97.33	111.99

PHLX OIL SERVICE SECTOR (OSX)	100.00	115.32	174.14	70.63	116.93	142.90

*	$100 invested on 12/31/05 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Copyright © 2011, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.	Selected Financial Data

The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2010. The following data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s financial statements, and related notes included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Income Data:
Revenues	$2,411,984	$2,108,250	$2,948,457	$2,088,235	$1,923,357
Costs and Expenses:
Product costs, service and other costs	1,874,294	1,640,198	2,234,974	1,602,213	1,467,988
Selling, general and administrative	150,865	139,293	143,080	118,421	107,216
Depreciation and amortization	124,202	118,108	102,604	70,703	54,340
Impairment of goodwill	—	94,528	85,630	—	—
Acquisition related expenses	6,959	—	—	—	—
Other operating (income) expense	82	(2,606)	(1,586)	(888)	(4,124)

Operating income	255,582	118,729	383,755	297,786	297,937

Interest expense	(16,274)	(15,266)	(23,585)	(23,610)	(24,608)
Interest income	751	380	3,561	3,508	2,506
Equity in earnings of unconsolidated affiliates	239	1,452	4,035	3,350	7,148
Gain on sale of workover services business and resulting equity investment	—	—	6,160	12,774	11,250
Other income (expense)	330	414	(476)	1,213	2,290

Income before income taxes	240,628	105,709	373,450	295,021	296,523
Income tax expense(1)	(72,023)	(46,097)	(154,151)	(94,945)	(102,119)

Net income	$168,605	$59,612	$219,299	$200,076	$194,404
Less: Net income attributable to noncontrolling interest	587	498	446	284	94

Net income attributable to Oil States International, Inc.	$168,018	$59,114	$218,853	$199,792	$194,310

Net income per share attributable to Oil States International, Inc:
Basic	$3.34	$1.19	$4.41	$4.04	$3.92

Diluted	$3.19	$1.18	$4.26	$3.92	$3.83

Average common shares outstanding Basic	50,238	49,625	49,622	49,500	49,519

Diluted	52,700	50,219	51,414	50,911	50,773

	Year Ended December 31,
	2010	2009	2008	2007	2006

Other Data:
EBITDA, as defined(2)	$379,766	$238,205	$495,632	$385,542	$372,871
Capital expenditures, including capitalized interest	182,207	124,488	247,384	239,633	129,591
Acquisitions of businesses, net of cash acquired	709,575	(18)	29,835	103,143	99
Net cash provided by operating activities	230,922	453,362	257,464	247,899	137,367
Net cash used in investing activities, including capital expenditures	(889,680)	(102,608)	(246,094)	(310,836)	(114,248)
Net cash provided by (used in) financing activities	649,032	(296,773)	(1,666)	60,632	(11,201)

	At December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$96,350	$89,742	$30,199	$30,592	$28,396
Total current assets	1,100,004	925,568	1,237,484	865,667	783,989
Net property, plant and equipment	1,252,657	749,601	695,338	586,910	358,716
Total assets	3,015,999	1,932,386	2,298,518	1,928,669	1,569,908
Long-term debt and capital leases, excluding current portion and 2 3/8% notes	731,732	8,215	299,948	312,102	216,729
2 3/8% contingent convertible senior subordinated notes	163,108	155,859	149,110	142,827	136,977
Total stockholders’ equity	1,628,933	1,382,066	1,235,541	1,105,058	863,522

(1)	Our effective tax rate increased in 2008 and 2009 due to the impairment of non-deductible goodwill.

(2)	The term EBITDA as defined consists of net income plus interest expense, net, income taxes, depreciation and amortization. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. The Company has included EBITDA as defined as a supplemental disclosure because its management believes that EBITDA as defined provides useful information regarding its ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing its operating performance with the performance of other companies that have different financing and capital structures or tax rates. The Company uses EBITDA as defined to compare and to monitor the performance of its business segments to other comparable public companies and as one of the primary measures to benchmark for the award of incentive compensation under its annual incentive compensation plan.

We believe that net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net income, as derived from our financial information (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006

Net income attributable to Oil States International, Inc.	$168,018	$59,114	$218,853	$199,792	$194,310
Depreciation and amortization	124,202	118,108	102,604	70,703	54,340
Interest expense, net	15,523	14,886	20,024	20,102	22,102
Income taxes	72,023	46,097	154,151	94,945	102,119

EBITDA, as defined	$379,766	$238,205	$495,632	$385,542	$372,871

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

We provide a broad range of products and services to the oil and gas industry through our accommodations, offshore products, well site services and tubular services business segments. In our accommodations segment, we support both the oil and gas industry and mining industry. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas and mining industries, particularly our customers’ willingness to spend capital on the exploration for and development of oil, natural gas, coal and mineral reserves. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services is highly sensitive to current and expected commodity prices. The activity for our accommodations and offshore products segments is primarily tied to the long-term outlook for crude oil and, to a lesser extent, coal, natural gas, and other mineral prices. In contrast, activity for our well site services and tubular services segments responds more rapidly to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the United States and internationally. Our offshore products segment provides highly engineered products for offshore oil and natural gas production systems and facilities. Sales of our offshore products and services depend primarily upon development of infrastructure for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices. Through our tubular services segment, we distribute a broad range of casing and tubing used in the drilling and completion of oil and natural gas wells primarily in North America. Accordingly, sales and gross margins in our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled, movements in global steel input prices and the overall industry level of OCTG inventory and pricing. Historically, tubular services’ gross margin generally expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices. In our well site services business segment, we provide rental tools and land drilling services. Demand for our drilling services is driven by land drilling activity in our primary drilling markets in West Texas, where we primarily drill oil wells, and in the Rocky Mountains area in the U.S. where we drill both oil and natural gas wells. Our rental tools business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the rental tools business is dependant primarily upon the level and complexity of drilling, completion and workover activity throughout North America.

We have a diversified product and service offering, which has exposure to activities conducted throughout the oil and gas cycle. Demand for our tubular services, land drilling and rental tool businesses is highly correlated to changes in the drilling rig count in the United States and, to a much lesser extent, Canada. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Rig Count for
	Year Ended December 31,
	2010	2009	2008	2007	2006

U.S. Land	1,510	1,042	1,813	1,695	1,559
U.S. Offshore	31	44	65	73	90

Total U.S.	1,541	1,086	1,878	1,768	1,649
Canada	351	221	379	343	470

Total North America	1,892	1,307	2,257	2,111	2,119

The rig count began to decline in the fourth quarter of 2008 and fell precipitously in the first half of 2009. The average North American rig count for the year ended December 31, 2010 increased by 585 rigs, or 45%, compared to the average for the year ended December 31, 2009 largely due to growth in the U.S. land rig count.

We support the development of several oil and natural gas shale properties through our rental tool and tubular businesses. There is continuing exploration and development activity focused in these shale areas leading us and many of our competitors to relocate equipment to and also concentrate on these areas. Domestic U.S. natural gas prices have decreased from peak levels in 2008 to recent levels of approximately $3.90 to $4.50 per Mcf. Many experts are expecting continued weakness in natural gas prices unless the supply and demand for natural gas becomes more balanced. Gas-directed drilling could come under pressure given low natural gas prices and the supply/demand balance.

Generally, our customers for oil sands and mining accommodations and offshore products are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of ten to thirty years, and consequently these investments are dependent on those customers’ longer-term view of energy and coal prices. Crude oil prices have recovered to levels generally ranging from $80 to $90 per barrel compared to an average of approximately $62 per barrel experienced during 2009. With the recovery in demand for energy in several key growing markets, specifically China and India, long-term forecasts for oil demand and prices, have improved. Our Australian accommodations business is significantly influenced by metallurgical coal (met coal) mining and prices. Met Coal is used in the production of steel and demand and pricing is fundamentally linked to demand for steel, especially in China and India, which has increased in the past year. As a result, our customers have begun to announce additional investments in the oil sands region, in deepwater globally and in coal mining in Australia.

In May 2009, Imperial Oil announced the sanctioning of Phase I of its Kearl oil sands project. In November 2009, Suncor announced its 2010 capital expenditure plan that included spending on Phase 3 and 4 of its Firebag project. Both of these announcements have led to either extensions of existing accommodations contracts or incremental accommodations contracts for us in Canada. In addition, several major oil companies and national oil companies have acquired oil sands leases over the past twelve months that should bode well for future oil sands investment and, as a result, demand for oil sands accommodations. However, we sometimes lose major contracts which cause decreases in revenues and profits.

Another factor that has influenced the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar. In the future when we begin to report results from the recently completed acquisition of The MAC, the Australian dollar and U.S. dollar exchange rate will also influence our financial results. Our accommodations segment has derived a majority of its revenues and operating income in Canada denominated in Canadian dollars. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. For the year 2010, the Canadian dollar was valued at an average exchange rate of U.S. $0.97 compared to U.S. $0.88 for 2009, an increase of 10%. This strengthening of the Canadian dollar had a significant positive impact on the translation of earnings generated from our Canadian subsidiaries and, therefore, the financial results of our accommodations segment. In January 2011, the value of the Canadian dollar strengthened to an average exchange rate of $1.01.

Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby influencing the pricing and margins of our tubular services segment. Steel prices on a global basis declined precipitously during the recession in 2009. Industry inventories increased materially as the rig count declined and imports remained at high levels. These developments in the OCTG marketplace had a material detrimental impact on OCTG pricing and, accordingly, on our revenues and margins realized during the last half of 2009 in our tubular services segment. These negative trends moderated in 2010 due to a reduction in imports, largely due to the imposition of trade sanctions on Chinese OCTG imports coupled with increases in the U.S. rig count. The OCTG Situation Report suggests that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to approximately six months’ supply currently.

During 2010, U.S. mills have increased production and imports have surged recently, particularly goods imported from Canada and Korea followed by India, Mexico and Japan. This increase in supply has been in response to the 42% year-over-year increase in the drilling rig count in the United States.

While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the recent global economic recession and credit crisis, the Macondo well incident and resultant oil spill and drilling moratorium as well as other changes and potential changes in the regulatory environment also influence our business.

We have witnessed unprecedented events in the U.S. Gulf of Mexico as a result of the Macondo well incident and resultant oil spill. As a result of the incident, in May 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, of the U.S. Department of the Interior implemented a moratorium on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico that effectively shut down new deepwater drilling activities in 2010. The moratorium was lifted during October 2010. However, the BOEMRE issued Notices to Lessees and Operators (NTLs), implemented additional safety and certification requirements applicable to drilling activities in the U.S. waters, imposed additional requirements with respect to development and production activities in the U.S. waters, and has delayed the approval of applications to drill in both deepwater and shallow-water areas. Despite the rescission of the moratorium, offshore drilling activity is being delayed by adjustments in operating procedures, compliance certifications, and lead times for permits and inspections, as a result of changes in the regulatory environment. In addition, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production, including proposals to significantly increase the minimum financial responsibility demonstration required under the federal Oil Pollution Act of 1990. Uncertainties and delays caused by the new regulatory environment have and are expected to continue to have an overall negative effect on Gulf of Mexico drilling activity and, to a certain extent, the financial results of all of our business segments.

Throughout the first half of 2009, we saw unprecedented declines in the global economic outlook that were initially fueled by the housing and credit crises. These market conditions led to reduced growth, and in some instances, decreased overall output. Beginning in late 2009 and throughout 2010, market factors have suggested that economic improvement is underway, notably in international markets, such as China and India.

We continue to monitor the fallout of the financial crisis on the global economy, the demand for crude oil, coal and natural gas prices and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. Our capital expenditures in 2010 totaled $182 million compared to 2009 capital expenditures of $124 million. Our 2010 capital expenditures included funding to complete projects in progress at December 31, 2009, including (i) the continued expansion of our Wapasu Creek accommodations facility in the Canadian oil sands, (ii) international expansion at offshore products, (iii) the purchase of an accommodations facility in the Horn River Basin area of northeast British Columbia, (iv) expansion at tubular services through the addition of a facility in Pennsylvania to service the Marcellus shale area and (v) ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices.

We completed three acquisitions described below in the fourth quarter of 2010.

On December 30, 2010, we acquired all of the ordinary shares of The MAC Services Group Limited (The MAC), through a Scheme of Arrangement (the Scheme) under the Corporations Act of Australia. Headquartered in Sydney, Australia, The MAC supplies accommodations services to the coal mining, construction and resource industries. The MAC currently has 5,210 rooms in six locations in Queensland and Western Australia. Under the terms of the Scheme, each shareholder of The MAC received $3.95 (A$3.90) per share in cash. This price represents a total purchase price of $638 million, net of cash acquired plus debt assumed of $87 million. The Company funded the acquisition with cash on hand and borrowings available under our new five-year, $1.05 billion senior secured bank facilities. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our senior secured bank facilities. The MAC’s operations will be reported as part of our accommodations segment.

On December 20, 2010, we also acquired all of the operating assets of Mountain West Oilfield Service and Supplies, Inc. and Ufford Leasing LLC (Mountain West) for total consideration of $47.1 million and estimated contingent consideration of $4.0 million. Headquartered in Vernal, Utah, with operations in the Rockies and the Bakken Shale region, Mountain West provides remote site workforce accommodations to the oil and gas industry. Mountain West has been included in the accommodations segment since its date of acquisition.

On October 5, 2010, we purchased all of the equity of Acute Technological Services, Inc. (Acute) for total consideration of $30.0 million. Headquartered in Houston, Texas and with operations in Brazil, Acute provides metallurgical and welding innovations to the oil and gas industry in support of critical, complex subsea component manufacturing and deepwater riser fabrication on a global basis. Acute has been included in the offshore products segment since its date of acquisition.

We funded the Acute and Mountain West acquisitions using cash on hand and our then existing credit facility.

Accounting for the three acquisitions made in 2010 has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.

Consolidated Results of Operations (in millions)

	Years Ended
	December 31,
			Variance			Variance
			2010 vs. 2009			2009 vs. 2008
	2010	2009	$	%	2008	$	%

Revenues
Well Site Services —
Rental Tools	$343.0	$234.1	$108.9	47%	$355.8	$(121.7)	(34)%
Drilling and Other	133.2	71.2	62.0	87%	177.4	(106.2)	(60)%

Total Well Site Services	476.2	305.3	170.9	56%	533.2	(227.9)	(43)%
Accommodations	537.7	481.4	56.3	12%	427.1	54.3	13%
Offshore Products	428.9	509.4	(80.5)	(16)%	528.2	(18.8)	(4)%
Tubular Services	969.2	812.2	157.0	19%	1,460.0	(647.8)	(44)%

Total	$2,412.0	$2,108.3	$303.7	14%	$2,948.5	$(840.2)	(28)%

Product costs; Service and other costs (“Cost of sales and service”)
Well Site Services —
Rental Tools	$220.1	$169.6	$50.5	30%	$207.3	$(37.7)	(18)%
Drilling and Other	105.5	58.2	47.3	81%	114.2	(56.0)	(49)%

Total Well Site Services	325.6	227.8	97.8	43%	321.5	(93.7)	(29)%
Accommodations	314.4	278.7	35.7	13%	245.6	33.1	13%
Offshore Products	316.5	377.1	(60.6)	(16)%	394.2	(17.1)	(4)%
Tubular Services	917.8	756.6	161.2	21%	1,273.7	(517.1)	(41)%

Total	$1,874.3	$1,640.2	$234.1	14%	$2,235.0	$(594.8)	(27)%

Gross margin
Well Site Services —
Rental Tools	$122.9	$64.5	$58.4	91%	$148.5	$(84.0)	(57)%
Drilling and Other	27.7	13.0	14.7	113%	63.2	(50.2)	(79)%

Total Well Site Services	150.6	77.5	73.1	94%	211.7	(134.2)	(63)%
Accommodations	223.3	202.7	20.6	10%	181.5	21.2	12%
Offshore Products	112.4	132.3	(19.9)	(15)%	134.0	(1.7)	(1)%
Tubular Services	51.4	55.6	(4.2)	(8)%	186.3	(130.7)	(70)%

Total	$537.7	$468.1	$69.6	15%	$713.5	$(245.4)	(34)%

Gross margin as a percentage of revenues
Well Site Services —
Rental Tools	36%	28%			42%
Drilling and Other	21%	18%			36%
Total Well Site Services	32%	25%			40%
Accommodations	42%	42%			42%
Offshore Products	26%	26%			25%
Tubular Services	5%	7%			13%
Total	22%	22%			24%

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

We reported net income attributable to Oil States International, Inc. for the year ended December 31, 2010 of $168.0 million, or $3.19 per diluted share. These results compare to net income of $59.1 million, or $1.18 per diluted share, reported for the year ended December 31, 2009. The net income for 2009 included an after tax loss of

$81.2 million, or approximately $1.62 per diluted share, on the impairment of goodwill in our rental tools reporting unit.

Revenues.  Consolidated revenues increased $303.7 million, or 14%, in 2010 compared to 2009.

Our well site services revenues increased $170.9 million, or 56%, in 2010 compared to 2009. This increase was primarily due to increased rental tool revenues and significantly increased rig utilization in our drilling services operations. Our rental tool revenues increased $108.9 million, or 47%, primarily due to increased demand for completion services with the increase in the U.S. rig count, a more favorable mix of higher value rentals, increased rental tool utilization and improved pricing. Our drilling services revenues increased $62.0 million, or 87%, in 2010 compared to 2009 primarily as a result of increased utilization of our rigs. Utilization of our drilling rigs increased from an average of approximately 37% in 2009 to an average of approximately 71% in 2010.

Our accommodations segment reported revenues in 2010 that were $56.3 million, or 12%, above 2009. The increase in accommodations revenue resulted from increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar, partially offset by a $63 million decrease in third-party accommodations manufacturing revenues.

Our offshore products revenues decreased $80.5 million, or 16%, in 2010 compared to 2009. This decrease was primarily due to lower starting backlog levels, a decrease in subsea pipeline revenues and rig and vessel equipment revenues driven principally by reductions in our customers’ spending caused by deferrals and delays of deepwater development projects and capital upgrades.

Tubular services revenues increased $157.0 million, or 19%, in 2010 compared to 2009. This increase was a result of an increase in tons shipped from 330,800 in 2009 to 502,800 in 2010 driven by increased drilling activity, an increase of 172,000 tons, or 52%, partially offset by a 22% decrease in realized revenues per ton shipped in 2010.

Cost of Sales and Service.  Our consolidated cost of sales increased $234.1 million, or 14%, in 2010 compared to 2009. This increase was primarily as a result of increased cost of sales at our tubular services segment of $161.2 million, or 21%, an increase at our well site services segment of $97.8 million, or 43% and an increase at our accommodations segment of $35.7 million, or 13%, partially offset by a decrease in cost of sales at our offshore products segment of $60.6 million, or 16%. Our consolidated gross margin as a percentage of revenues was 22% in both 2010 and 2009.

Our well site services cost of sales increased $97.8 million, or 43%, in 2010 compared to 2009 as a result of a $50.5 million, or 30%, increase in rental tools services cost of sales and a $47.3 million, or 81%, increase in drilling services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 25% in 2009 to 32% in 2010. Our rental tool gross margin as a percentage of revenues increased from 28% in 2009 to 36% in 2010 primarily due to a more favorable mix of higher value rentals and improved pricing along with improved fixed cost absorption as a result of increased rental tool utilization. Our drilling services gross margin as a percentage of revenues increased from 18% in 2009 to 21% in 2010 primarily due to the increase in drilling activity levels.

Our accommodations cost of sales increased $35.7 million, or 13%, in 2010 compared to 2009 primarily as a result of increased activity at our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada, the expansion of two of these facilities and the strengthening of the Canadian dollar versus the U.S. dollar, partially offset by a decrease in third-party accommodations manufacturing and installation costs. Our accommodations segment gross margin as a percentage of revenues was 42% in 2009 and 2010.

Our offshore products cost of sales decreased $60.6 million, or 16%, in 2010 compared to 2009 primarily due to a decrease in subsea pipeline and rig and vessel equipment costs. Our offshore products segment gross margin as a percentage of revenues was 26% in both 2009 and 2010.

Tubular services segment cost of sales increased $161.2 million, or 21%, in 2010 compared to 2009 primarily as a result of an increase in tons shipped driven by increased drilling activity, partially offset by lower priced OCTG inventory being sold. Our tubular services gross margin as a percentage of revenues decreased from 7% in 2009 to 5% in 2010 primarily due to a larger portion of service related costs expensed on certain program work.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expense increased $11.6 million, or 8%, in 2010 compared to 2009 due primarily to an increased accrual for incentive bonuses, increased salaries, wages and benefits and an increase in our accommodations SG&A expenses as a result of the strengthening of the Canadian dollar versus the U.S. dollar. SG&A was 6.3% of revenues in 2010 compared to 6.6% of revenues in 2009.

Depreciation and Amortization.  Depreciation and amortization expense increased $6.1 million, or 5%, in 2010 compared to 2009 due primarily to capital expenditures made during the previous twelve months largely related to our Canadian accommodations business, partially offset by decreased depreciation in our drilling services business where several major assets have become fully-depreciated.

Impairment of Goodwill.  We recorded a goodwill impairment of $94.5 million, before tax, in 2009. The impairment was the result of our assessment of several factors affecting our rental tools reporting unit. We did not record an impairment of goodwill in 2010.

Operating Income.  Consolidated operating income increased $136.9 million, or 115%, in 2010 compared to 2009 primarily as a result of the $94.5 million pre-tax goodwill impairment loss recognized in the second quarter of 2009, a $67.6 million increase in operating income from our well site services segment (excluding the goodwill impairment) primarily due to increased U.S. completion activity, the more favorable mix of higher value rentals, improved pricing and increased rental tool utilization in our rental tools operation and increased utilization of our rigs in our drilling services business, partially offset by a $20.4 million decrease in operating income from our offshore products segment. Operating income in 2010 included $7.0 million of transaction costs related to the three acquisitions made during the year.

Interest Expense and Interest Income.  Net interest expense increased $0.6 million, or 4%, in 2010 compared to 2009 due to an increase in non-cash interest expense related to the write-off of the remaining balance of debt issuance costs for our prior revolving credit facility, partially offset by reduced average debt levels in 2010. The weighted average interest rate on the Company’s credit facilities was 3.6% in 2010 compared to 1.5% in 2009. Interest income increased as a result of increased cash balances in interest bearing accounts partially offset by the repayment during the first quarter of 2009 of a note receivable from Boots & Coots International Well Control, Inc. (Boots & Coots).

Income Tax Expense.  Our income tax provision for 2010 totaled $72.0 million, or 29.9% of pretax income, compared to $46.1 million, or 43.6% of pretax income, for 2009. The effective tax rate in 2009 was impacted by a significant portion of the goodwill impairment loss recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for 2009 would have approximated 29.7%.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

We reported net income for the year ended December 31, 2009 of $59.1 million, or $1.18 per diluted share. These results compare to net income of $218.9 million, or $4.26 per diluted share, reported for the year ended December 31, 2008. The net income in 2009 included an after tax loss of $81.2 million, or approximately $1.62 per diluted share, on the impairment of goodwill in our rental tools reporting unit. Net income in 2008 included an after tax loss of $79.8 million, or approximately $1.55 per diluted share, on the impairment of goodwill in our tubular services and drilling reporting units. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Net income in 2008 also included an after tax gain of $3.6 million, or approximately $0.07 per diluted share, on the sale of 11.51 million shares of common stock of Boots & Coots.

Revenues.  Consolidated revenues decreased $840.2 million, or 28%, in 2009 compared to 2008.

Our well site services revenues decreased $227.9 million, or 43%, in 2009 compared to 2008. This decrease was primarily due to reductions in both activity and pricing from the Company’s North American drilling and rental tool operations as a result of the 42% year-over-year decrease in the North American rig count.

Our accommodations segment reported revenues in 2009 that were $54.3 million, or 13%, above 2008. The increase in the accommodations revenue resulted from the expansion of our large accommodation facilities supporting oil sands development activities in northern Alberta, Canada and increased third-party accommodations manufacturing revenues, partially offset by lower accommodations activities in support of conventional oil and natural gas drilling activity in Canada and the weakening of the Canadian dollar versus the U.S. dollar.

Our rental tool revenues decreased $121.7 million, or 34%, in 2009 compared to 2008 primarily due to lower rental tool utilization and pricing primarily as a result of significantly reduced completion activity in the U.S. and greater competition.

Our drilling services revenues decreased $106.2 million, or 60%, in 2009 compared to 2008 primarily as a result of reduced utilization and pricing in all of our drilling operating regions. Our land drilling utilization averaged 36.7% during 2009 compared to 82.4% in 2008.

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

Cost of Sales and Service.  Our consolidated cost of sales decreased $594.8 million, or 27%, in 2009 compared to 2008 primarily as a result of decreased cost of sales at tubular services of $517.1 million, or 41%, and at well site services of $93.7 million, or 29%. Our overall gross margin as a percentage of revenues declined from 24% in 2008 to 22% in 2009 primarily due to lower margins realized in our tubular services and well site services segments during 2009.

Our well site services segment gross margin as a percentage of revenues declined from 40% in 2008 to 25% in 2009. Our rental tool gross margin as a percentage of revenues declined from 42% in 2008 to 28% in 2009 primarily due to significant reductions in drilling and completion activity in both the U.S. and Canada, which negatively impacted pricing and demand for our equipment and services. In addition, a portion of our rental tool costs do not change proportionately with changes in revenue, leading to reduced gross margin percentages. Our drilling services cost of sales decreased $56.0 million, or 49%, in 2009 compared to 2008 as a result of significantly reduced rig utilization and pricing in each of our drilling operating areas, which led to significant cost reductions. This decline in drilling activity levels also resulted in our drilling services gross margin as a percentage of revenues decreasing from 36% in 2008 to 18% in 2009.

Our accommodations cost of sales included a $45.8 million increase in third-party accommodations manufacturing and installation costs, which were only partially offset by a reduction in costs stemming from the implementation of cost saving measures in response to the lower conventional oil and natural gas drilling activity levels in Canada and the weakening of the Canadian dollar versus the U.S. dollar. Our accommodations segment gross margin as a percentage of revenues was 42% in 2008 and 2009.

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

Selling, General and Administrative Expenses.  SG&A expense decreased $3.8 million, or 3%, in 2009 compared to 2008 due primarily to decreases in accrued incentive bonuses. In addition, our costs decreased as a result of the implementation of cost saving measures, including headcount reductions and reductions in overhead costs such as travel and entertainment, professional fees and office expenses, in response to industry conditions. SG&A was 6.6% of revenues in 2009 compared to 4.9% of revenues in 2008 due to the significant decline in our revenues during 2009.

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

Interest Expense and Interest Income.  Net interest expense decreased by $5.1 million, or 26%, in 2009 compared to 2008 due to reduced debt levels and lower LIBOR interest rates applicable to borrowings under our revolving credit facilities. The weighted average interest rate on the Company’s revolving credit facilities was 1.5% in 2009 compared to 3.9% in 2008. Interest income decreased as a result of the repayment in 2009 of a note receivable due from Boots & Coots and reduced cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, increasing and replacing rental tool assets, adding drilling rigs, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings. See Note 8 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Cash totaling $230.9 million was provided by operations during the year ended December 31, 2010 compared to cash totaling $453.4 million provided by operations during the year ended December 31, 2009. During 2010, $100.0 million was used to fund working capital, primarily due to increased investments in working capital for our tubular services and rental tool businesses and lower taxes payable, partially offset by a reduction in accounts receivable at our offshore products segment. In contrast, during 2009, $176.0 million was provided from net working capital reductions, primarily due to a reduction in accounts receivable and lower inventory levels, especially in our tubular services segment.

Cash was used in investing activities during the years ended December 31, 2010 and 2009 in the amount of $889.7 million and $102.6 million, respectively. During the year ended December 31, 2010, we spent cash totaling $709.6 million, net of cash acquired, to acquire The MAC Services Group Limited in Sydney, Australia to expand our accommodations business internationally, Mountain West Oilfield Service and Supplies, Inc. in Vernal, Utah, an accommodations business servicing the U.S. Rockies and the Bakken Shale region, and Acute Technological Services, Inc. in Houston, Texas, a provider of welding services to the energy industry worldwide for both onshore and offshore activities. The Company funded the acquisition of The MAC with cash on hand and borrowings available under our new five-year, $1.05 billion senior secured bank facilities. We funded the Acute and Mountain West acquisitions using cash on hand and our then existing credit facility. See Note 8 to the Consolidated Financial

Statements included in this Annual Report on Form 10-K. There were no significant acquisitions made by the Company during the year ended December 31, 2009. Capital expenditures totaled $182.2 million and $124.5 million during the years ended December 31, 2010 and 2009, respectively. Capital expenditures in both years consisted principally of purchases of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments. In 2009, we received $21.2 million from Boots & Coots in full satisfaction of a note receivable due us.

We currently expect to spend a total of approximately $536 million for capital expenditures during 2011 to expand our Canadian oil sands and Australian mining accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our revolving credit facilities. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.

Net cash of $649.0 million was provided by financing activities during the year ended December 31, 2010, primarily as a result of borrowings under our new $1.05 billion credit facilities. Net cash of $296.8 million was used in financing activities during the year ended December 31, 2009, primarily as a result of free cash flow being used to pay off all amounts outstanding under our revolving credit facility.

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

Stock Repurchase Program.  On August 27, 2010, the Company announced that its Board of Directors authorized $100 million for the repurchase of the Company’s common stock, par value $.01 per share. The authorization replaced the prior share repurchase authorization, which expired on December 31, 2009. The Company presently has approximately 50.8 million shares of common stock outstanding. The Board of Directors authorization is limited in duration and expires on September 1, 2012. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of December 31, 2010, we had not repurchased any shares pursuant to this board authorization.

Credit Facilities.  On December 10, 2010, we replaced our existing bank credit facility with $1.05 billion in senior credit facilities governed by the Amended and Restated Credit Agreement (Credit Agreement). The new facilities increased the total commitments available from $500 million under the previous facilities to $1.05 billion. In connection with the execution of the Credit Agreement, the Total U.S. Commitments (as defined in the Credit Agreement) were increased from U.S. $325 million to U.S. $700 million (including $200 million in term loans), and the total Canadian Commitments (as defined in the Credit Agreement) were increased from U.S. $175 million to U.S. $350 million (including $100 million in term loans). The maturity date of the Credit Agreement is December 10, 2015. We currently have 19 lenders in our Credit Agreement with commitments ranging from $26.6 million to $150 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.

The Credit Agreement, which governs our credit facilities, contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0 in 2011, 3.25 to 1.0 in 2012 and 3.0 to 1.0 thereafter. Each of the factors considered in the calculations of ratios are defined in the Credit Agreement. EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of December 31, 2010, we were in compliance with our debt covenants and expect to continue to be in compliance during 2011. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries. Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. During the year 2010, our applicable margin over LIBOR ranged from 0.5% to 2.5% and it was 2.5% as of December 31, 2010. Our weighted average interest rate paid under the Credit Agreement was 3.6% during the year ended December 31, 2010 and 1.5% for the year ended December 31, 2009.

As of December 31, 2010, we had $710.2 million outstanding under the Credit Agreement (including $300 million in term loans) and an additional $22.1 million of outstanding letters of credit, leaving $317.7 million available to be drawn under the facilities. We also have an Australian floating rate credit facility supporting our Australian accommodations business that provides for an aggregate borrowing capacity of $75.9 million (A$75 million) under which $25.3 million (A$25.0 million) was outstanding as of December 31, 2010. Our total debt represented 35.9% of our total debt and shareholder’s equity at December 31, 2010 compared to 10.6% at December 31, 2009.

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

As of December 31, 2010, we had classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Notes (2 3/8% Notes), net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the December 31, 2010 measurement date. For a description of these thresholds, please see Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of December 31, 2010, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months.

Contractual Cash Obligations.  The following summarizes our contractual obligations at December 31, 2010 (in thousands):

		Due in less	Due in	Due in	Due after
December 31, 2010	Total	than 1 year	1-3 years	3 - 5 years	5 years

Contractual obligations:
Total debt, including capital leases(1)	$912,907	$18,067	$251,457	$635,782	$7,601
Non-cancelable operating leases	42,234	10,198	15,872	9,498	6,666
Purchase obligations	401,393	401,393	—	—	—

Total contractual cash obligations	$1,356,534	$429,658	$267,329	$645,280	$14,267

(1)	Excludes interest on debt. We cannot predict with any certainty the amount of interest due on our revolving debt due to the expected variability of interest rates and principal amounts outstanding. If we assume interest payment amounts are calculated using the outstanding principal balances, interest rates and foreign currency exchange rates as of December 31, 2010 and include applicable commitment fees, estimated interest payments on our credit facilities and 2 3/8% Notes would be $29.7 million “due in less than one year”, $50.7 million “due in one to three years” and $39.8 million “due in three to five years”. In the case of our outstanding term loans, applicable principal pay down amounts have been reflected in the interest payment calculations. See Note 8 the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional for additional information on our credit facilities.

Our debt obligations at December 31, 2010 are included in our consolidated balance sheet, which is a part of our Consolidated Financial Statements included in this Annual Report on Form 10-K. We have assumed the conversion of our 2 3/8% Contingent Convertible Notes due in 2025 in 2012, the first put call date for these notes. We have not entered into any material leases subsequent to December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Tax Matters

Our primary deferred tax assets at December 31, 2010, are related to employee benefit costs for our Equity Participation Plan, deductible goodwill, inventory allowance for obsolescence, foreign tax credit carryforwards and $5.6 million in available federal net operating loss carryforwards, or regular tax net operating losses (NOLs), as of that date. The regular tax NOLs will expire in varying amounts after 2011 if they are not first used to offset taxable income that we generate. Our ability to utilize a portion of the available regular tax NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. We currently believe that substantially all of our regular tax NOLs will be utilized. The Company has utilized all federal alternative minimum tax net operating loss carryforwards.

Our income tax provision for the year ended December 31, 2010 totaled $72.0 million, or 29.9% of pretax income, compared to $46.1 million, or 43.6% of pretax income, for the year ended December 31, 2009. The effective tax rate in 2009 was impacted by a significant portion of the goodwill impairment loss recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for 2009 would have approximated 29.7%.

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

Tangible and Intangible Assets, including Goodwill

Our goodwill totaled $475.2 million, or 15.8%, of our total assets, as of December 31, 2010. Our other intangible assets totaled $139.4 million, or 4.6%, of our total assets, as of December 31, 2010. The assessment of impairment on long-lived assets, intangibles and investments in unconsolidated subsidiaries, is conducted whenever changes in the facts and circumstances indicate a loss in value has occurred. The determination of the amount of impairment would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether a decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment losses.

We review each reporting unit, as defined in current accounting standards regarding goodwill and other intangible assets to assess goodwill for potential impairment. Our reporting units include rental tools, drilling, accommodations, offshore products and tubular services. There is no remaining goodwill in our drilling or tubular services reporting units subsequent to the full impairment of goodwill at those reporting units as of December 31, 2008. As part of the goodwill impairment analysis, we estimate the implied fair value of each reporting unit (IFV) and compare the IFV to the carrying value of such unit (the Carrying Value). Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. We utilize, depending on circumstances, trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables to estimate the IFV. The IFV of our reporting units is affected by future oil and natural gas prices, anticipated spending by our customers, and the cost of capital. If the carrying amount of a reporting unit exceeds its IFV, goodwill is considered to be potentially impaired and additional analysis in accordance with current accounting standards is conducted to determine the amount of impairment, if any. At the date of our annual goodwill impairment test, the IFV’s of our offshore products, accommodations and rental tools reporting units exceeded their carrying values by 240%, 231% and 158%, respectively.

As part of our process to assess goodwill for impairment, we also compare the total market capitalization of the Company to the sum of the IFV’s of all of our reporting units to assess the reasonableness of the IFV’s in the aggregate.

For our intangible assets, when facts and circumstances indicate a loss in value has occurred, we compare the carrying value of the intangible asset to the fair value of the intangible asset. For intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update that modified the accounting and disclosures for revenue recognition in a multiple-element arrangement. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption was permitted), modify the criteria for recognizing revenue in multiple- element arrangements and the scope of what constitutes a non-software deliverable. The Company early adopted this standard. The impact of these amendments was not material to the Company’s reported results.

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

In January 2010, the FASB issued an accounting standards update which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. These amendments were effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of these amendments to have a material impact on our disclosures.

In December 2010, the FASB issued an accounting standards update on disclosures of supplementary pro forma information for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have early adopted the provisions of this amendment in 2010 and they are reflected in our pro forma disclosures.

ITEM 7A.	Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.  We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2010, we had floating rate obligations totaling approximately $735.6 million drawn under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rate were to increase by 1% from December 31, 2010 levels, our consolidated interest expense would increase by a total of approximately $7.4 million annually.

Foreign Currency Exchange Rate Risk.  Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the United States, we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2010, our realized foreign exchange losses were $1.1 million and are included in other operating (income) expense in the consolidated statements of income.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data of the Company appear on pages 62 through 90 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 15 to our Consolidated Financial Statements, which is incorporated herein by reference.

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

(i)	Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the SEC. These certifications accompanied this report when filed with the Commission, but are not set forth herein.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

(b)	Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page 64 and is incorporated herein by reference.

(c)	Changes in internal control over financial reporting.

During the Company’s fourth fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported on a Form 8-K during such time.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

(1) Information concerning directors, including the Company’s audit committee financial expert, appears in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, under “Election of Directors.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

(2) Information with respect to executive officers appears in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, under “Executive Officers of the Registrant.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

(3) Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Definitive Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s preapproval policies and procedures appear in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders under the heading “Fees Paid to Ernst & Young LLP” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 62 of this Annual Report on Form 10-K.

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

(b)	Index of Exhibits

Exhibit No.		Description

2.1	—	Scheme Implementation Deed, dated October 15, 2010, by and between Oil States International, Inc. and The MAC Services Group Limited (incorporated by reference to Exhibit 2.1 to Oil States’ Current Report on Form 8-K, as filed with the Commission on October 15, 2010 (File No. 001-16337)).
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).
3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on November 7, 2000 (File No. 333-43400)).
4.2	—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
4.3	—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003 (File No. 001-16337)).
4.4	—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to Oil States’ Current Report on Form 8-K as filed with the Commission on June 23, 2005 (File No. 001-16337)).
4.5	—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Oil States’ Current Report on Form 8-K as filed with the Commission on June 23, 2005 (File No. 001-16337)).

Exhibit No.			Description

4.6		—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 to Oil States’ Current Reports on Form 8-K as filed with the Commission on June 23, 2005 and July 13, 2005 (File No. 001-16337)).
10.1		—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on August 10, 2000 (File No. 333-43400)).
10.2		—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10.3		—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10.4		—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10	.5**	—	Second Amended and Restated 2001 Equity Participation Plan effective March 30, 2009 (incorporated by reference to Exhibit 10.5 to Oil States’ Current Report on Form 8-K, as filed with the Commission on April 2, 2009 (File No. 001-16337)).
10	.6**	—	Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004 (File No. 001-16337)).
10	.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10	.8**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10	.9**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as filed with the Commission on December 12, 2000 (File No. 333-43400)).
10.10		—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 12, 2003 (File No. 001-16337)).
10	.10A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004 (File No. 001-16337)).

Exhibit No.			Description

10	.10B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.10C	—	Amendment No. 2, dated as of December 5, 2006, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12C to the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006 (File No. 001-16337)).
10	.10D	—	Incremental Assumption Agreement, dated as of December 13, 2007, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12D to the Company’s Current Report on Form 8-K, as filed with the SEC on December 18, 2007 (File No. 001-16337)).
10	.10E	—	Amendment No. 3, dated as of October 1, 2009, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.11E to the Company’s Current Report on Form 8-K, as filed with the Commission on October 2, 2009 (File No. 001-16337)).
10	.10F	—	Amended and Restated Credit Agreement, dated as of December 10, 2010, among Oil States International, Inc., PTI Group Inc., PTI Premium Camp Services Ltd., as borrowers, the lenders named therein and Wells Fargo Bank, N.A., as Administrative Agent, U.S. Collateral Agent, the U.S. Swing Line Lender and an Issuing Bank; and Royal Bank of Canada, as Canadian Administrative Agent, Canadian Collateral Agent and the Canadian Swing Line Lender; JP Morgan Chase Bank, N.A., as Syndication Agent and Wells Fargo Securities, LLC, RBC Capital Markets and JP Morgan Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 20, 2010 (File No. 001-16337)).
10	.11**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004 (File No. 001-16337)).
10	.12**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.13**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.14**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).

Exhibit No.			Description

10	.15**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K as filed with the Commission on November 15, 2006 (File No. 001-16337)).
10	.16**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005 (File No. 001-16337)).
10	.17**	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Report of Form 8-K, as filed with the Commission on May 24, 2005 (File No. 001-16337)).
10	.18**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 3, 2006 (File No. 001-16337)).
10	.19**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Ron R. Green) effective May 17, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 2, 2007 (File No. 001-16337)).
10	.20**	—	Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.21**	—	Amendment to the Executive Agreement of Bradley Dodson, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.22**	—	Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.23**	—	Amendment to the Executive Agreement of Ron Green, effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.24**	—	Amendment to the Executive Agreement of Robert Hampton, effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.25**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Charles Moses), effective March 4, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on April 30, 2010 (File No. 001-16337)).
10	.26**	—	Call Option Agreement, dated October 15, 2010, by and between Marley Holdings Pty Limited and PTI Holding Company 2 Pty Limited (incorporated by reference to Exhibit 10.1 to Oil States’ Current Report on Form 8-K, as filed with the Commission on October 5, 2010 (File No. 001-16337)).
21	.1*	—	List of subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24	.1*		Powers of Attorney for Directors.
31	.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31	.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit No.		Description

32	.1***	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
32	.2***	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
101	.INS***	XBRL Instance Document
101	.SCH***	XBRL Taxonomy Extension Schema Document
101	.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

By	/s/ CINDY B. TAYLOR
Cindy B. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 22, 2011.

Signature		Title

/s/ STEPHEN A. WELLS* Stephen A. Wells		Chairman of the Board

/s/ CINDY B. TAYLOR Cindy B. Taylor		Director, President & Chief Executive Officer (Principal Executive Officer)

/s/ BRADLEY J. DODSON Bradley J. Dodson		Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ROBERT W. HAMPTON Robert W. Hampton		Senior Vice President — Accounting and Corporate Secretary (Principal Accounting Officer)

/s/ MARTIN A. LAMBERT* Martin A. Lambert		Director

/s/ S. JAMES NELSON, JR.* S. James Nelson, Jr.		Director

/s/ MARK G. PAPA* Mark G. Papa		Director

/s/ GARY L. ROSENTHAL* Gary L. Rosenthal		Director

/s/ CHRISTOPHER T. SEAVER* Christopher T. Seaver		Director

/s/ DOUGLAS E. SWANSON* Douglas E. Swanson		Director

/s/ WILLIAM T. VAN KLEEF* William T. Van Kleef		Director

*By:	/s/ BRADLEY J. DODSON Bradley J. Dodson, pursuant to a power of attorney filed as Exhibit 24.1 to this Annual Report on Form 10-K

EXHIBIT INDEX

Exhibit No.			Description

2.1		—	Scheme Implementation Deed, dated October 15, 2010, by and between Oil States International, Inc. and The MAC Services Group Limited (incorporated by reference to Exhibit 2.1 to Oil States’ Current Report on Form 8-K, as filed with the Commission on October 15, 2010 (File No. 001-16337)).
3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
3.2		—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).
3.3		—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
4.1		—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on November 7, 2000 (File No. 333-43400)).
4.2		—	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
4.3		—	First Amendment to the Amended and Restated Registration Rights Agreement dated May 17, 2002 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Commission on March 13, 2003 (File No. 001-16337)).
4.4		—	Registration Rights Agreement dated as of June 21, 2005 by and between Oil States International, Inc. and RBC Capital Markets Corporation (incorporated by reference to Exhibit 4.4 to Oil States’ Current Report on Form 8-K as filed with the Commission on June 23, 2005 (File No. 001-16337)).
4.5		—	Indenture dated as of June 21, 2005 by and between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Oil States’ Current Report on Form 8-K as filed with the Commission on June 23, 2005 (File No. 001-16337)).
4.6		—	Global Notes representing $175,000,000 aggregate principal amount of 2 3/8% Contingent Convertible Senior Notes due 2025 (incorporated by reference to Section 2.2 of Exhibit 4.5 to Oil States’ Current Reports on Form 8-K as filed with the Commission on June 23, 2005 and July 13, 2005 (File No. 001-16337)).
10.1		—	Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as filed with the Commission on August 10, 2000 (File No. 333-43400)).
10.2		—	Plan of Arrangement of PTI Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10.3		—	Support Agreement between Oil States International, Inc. and PTI Holdco (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10.4		—	Voting and Exchange Trust Agreement by and among Oil States International, Inc., PTI Holdco and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10	.5**	—	Second Amended and Restated 2001 Equity Participation Plan effective March 30, 2009 (incorporated by reference to Exhibit 10.5 to Oil States’ Current Report on Form 8-K, as filed with the Commission on April 2, 2009 (File No. 001-16337)).

Exhibit No.			Description

10	.6**	—	Deferred Compensation Plan effective November 1, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 5, 2004 (File No. 001-16337)).
10	.7**	—	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10	.8**	—	Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).
10	.9**	—	Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, as filed with the Commission on December 12, 2000 (File No. 333-43400)).
10.10		—	Credit Agreement, dated as of October 30, 2003, among Oil States International, Inc., the Lenders named therein and Wells Fargo Bank Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, as filed with the Commission on November 12, 2003 (File No. 001-16337)).
10	.10A	—	Incremental Assumption Agreement, dated as of May 10, 2004, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12A to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004, as filed with the Commission on August 4, 2004 (File No. 001-16337)).
10	.10B	—	Amendment No. 1, dated as of January 31, 2005, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, Texas, National Association, as Administrative Agent and U.S. Collateral Agent; and Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Hibernia National Bank and Royal Bank of Canada, as Co-Syndication Agents and Bank One, NA and Credit Lyonnais New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.10C	—	Amendment No. 2, dated as of December 5, 2006, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.12C to the Company’s Current Report on Form 8-K, as filed with the SEC on December 8, 2006 (File No. 001-16337)).
10	.10D	—	Incremental Assumption Agreement, dated as of December 13, 2007, among Oil States International, Inc., Wells Fargo, National Association and each of the other lenders listed as an Increasing Lender (incorporated by reference to Exhibit 10.12D to the Company’s Current Report on Form 8-K, as filed with the SEC on December 18, 2007 (File No. 001-16337)).
10	.10E	—	Amendment No. 3, dated as of October 1, 2009, to the Credit Agreement among Oil States International, Inc., the lenders named therein and Wells Fargo Bank, N.A., as Lead Arranger, U.S. Administrative Agent and U.S. Collateral Agent; and The Bank of Nova Scotia, as Canadian Administrative Agent and Canadian Collateral Agent; Capital One N.A. and Royal Bank of Canada, as Co-Syndication Agents and JP Morgan Chase Bank, N.A. and Calyon New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.11E to the Company’s Current Report on Form 8-K, as filed with the Commission on October 2, 2009 (File No. 001-16337)).

Exhibit No.			Description

10	.10F	—	Amended and Restated Credit Agreement, dated as of December 10, 2010, among Oil States International, Inc., PTI Group Inc., PTI Premium Camp Services Ltd., as borrowers, the lenders named therein and Wells Fargo Bank, N.A., as Administrative Agent, U.S. Collateral Agent, the U.S. Swing Line Lender and an Issuing Bank; and Royal Bank of Canada, as Canadian Administrative Agent, Canadian Collateral Agent and the Canadian Swing Line Lender; JP Morgan Chase Bank, N.A., as Syndication Agent and Wells Fargo Securities, LLC, RBC Capital Markets and JP Morgan Securities, LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 20, 2010 (File No. 001-16337)).
10	.11**	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004 (File No. 001-16337)).
10	.12**	—	Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.13**	—	Form of Employee Non Qualified Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.14**	—	Form of Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).
10	.15**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K as filed with the Commission on November 15, 2006 (File No. 001-16337)).
10	.16**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005 (File No. 001-16337)).
10	.17**	—	Form of Non-Employee Director Restricted Stock Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Report of Form 8-K, as filed with the Commission on May 24, 2005 (File No. 001-16337)).
10	.18**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Bradley Dodson) effective October 10, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Commission on November 3, 2006 (File No. 001-16337)).
10	.19**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Ron R. Green) effective May 17, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the Commission on August 2, 2007 (File No. 001-16337)).
10	.20**	—	Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.21**	—	Amendment to the Executive Agreement of Bradley Dodson, effective January 1, 2009 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.22**	—	Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).

Exhibit No.			Description

10	.23**	—	Amendment to the Executive Agreement of Ron Green, effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.24**	—	Amendment to the Executive Agreement of Robert Hampton, effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).
10	.25**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Charles Moses), effective March 4, 2010 (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on April 30, 2010 (File No. 001-16337)).
10	.26**	—	Call Option Agreement, dated October 15, 2010, by and between Marley Holdings Pty Limited and PTI Holding Company 2 Pty Limited (incorporated by reference to Exhibit 10.1 to Oil States’ Current Report on Form 8-K, as filed with the Commission on October 5, 2010 (File No. 001-16337)).
21	.1*	—	List of subsidiaries of the Company.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
24	.1*	—	Powers of Attorney for Directors.
31	.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31	.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32	.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
32	.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.
101	.INS***	—	XBRL Instance Document
101	.SCH***	—	XBRL Taxonomy Extension Schema Document
101	.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management contracts or compensatory plans or arrangements

***	Furnished herewith.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oil States International, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 22, 2011

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oil States International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oil States International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oil States International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 22, 2011

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Product	$1,282,212	$1,279,181	$1,874,262
Service and other	1,129,772	829,069	1,074,195

	2,411,984	2,108,250	2,948,457

Costs and expenses:
Product costs	1,147,427	1,109,769	1,594,139
Service and other costs	726,867	530,429	640,835
Selling, general and administrative expenses	150,865	139,293	143,080
Depreciation and amortization expense	124,202	118,108	102,604
Impairment of goodwill	—	94,528	85,630
Acquisition related expenses	6,959	—	—
Other operating (income) / expense	82	(2,606)	(1,586)

	2,156,402	1,989,521	2,564,702

Operating income	255,582	118,729	383,755
Interest expense	(16,274)	(15,266)	(23,585)
Interest income	751	380	3,561
Equity in earnings of unconsolidated affiliates	239	1,452	4,035
Gains on sale of investment	—	—	6,160
Other income / (expense)	330	414	(476)

Income before income taxes	240,628	105,709	373,450
Income tax provision	(72,023)	(46,097)	(154,151)

Net income	$168,605	$59,612	$219,299
Less: Net income attributable to noncontrolling interests	587	498	446

Net income attributable to Oil States International, Inc.	$168,018	$59,114	$218,853

Basic net income per share attributable to Oil States International, Inc. common stockholders	$3.34	$1.19	$4.41
Diluted net income per share attributable to Oil States International, Inc. common stockholders	$3.19	$1.18	$4.26
Weighted average number of common shares outstanding (in thousands):
Basic	50,238	49,625	49,622
Diluted	52,700	50,219	51,414

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$96,350	$89,742
Accounts receivable, net	478,739	385,816
Inventories, net	501,435	423,077
Prepaid expenses and other current assets	23,480	26,933

Total current assets	1,100,004	925,568
Property, plant and equipment, net	1,252,657	749,601
Goodwill, net	475,222	218,740
Other intangible assets, net	139,421	19,681
Investments in unconsolidated affiliates	5,937	5,164
Other noncurrent assets	42,758	13,632

Total assets	$3,015,999	$1,932,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$304,739	$208,541
Income taxes	4,604	14,419
Current portion of long-term debt and capitalized leases	181,175	464
Deferred revenue	60,847	87,412
Other current liabilities	2,810	4,387

Total current liabilities	554,175	315,223
Long-term debt and capitalized leases	731,732	164,074
Deferred income taxes	81,198	55,332
Other noncurrent liabilities	19,961	15,691

Total liabilities	1,387,066	550,320
Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 54,108,011 shares and 53,047,082 shares issued, respectively, and 50,838,863 shares and 49,814,964 shares outstanding, respectively	541	531
Additional paid-in capital	508,429	468,428
Retained earnings	1,128,133	960,115
Accumulated other comprehensive income	84,549	44,115
Common stock held in treasury at cost, 3,269,148 and 3,232,118 shares, respectively	(93,746)	(92,341)

Total Oil States International, Inc. stockholders’ equity	1,627,906	1,380,848

Noncontrolling interest	1,027	1,218

Total stockholders’ equity	1,628,933	1,382,066

Total liabilities and stockholders’ equity	$3,015,999	$1,932,386

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-In	Retained	Comprehensive	Income	Treasury	Noncontrolling
	Stock	Capital	Earnings	Income	(Loss)	Stock	Interest
	(In thousands)

Balance, December 31, 2007	$522	$430,540	$682,148		$73,036	$(81,535)	$347
Net income			218,853	$218,853			446
Currency translation adjustment				(101,365)	(101,365)		(59)
Unrealized gain on marketable securities, net of tax				2,028	2,028
Reclassification adjustment, net of tax				(2,028)	(2,028)
Other comprehensive loss				(80)	(80)

Comprehensive income				$117,408

Dividends paid							(213)
Exercise of stock options, including tax benefit	4	12,292
Amortization of restricted stock compensation		5,371
Surrender of stock to pay taxes on restricted stock awards						(863)
Stock option expense		5,537
Stock acquired for cash						(9,434)
Other		(7)				1

Balance, December 31, 2008	$526	$453,733	$901,001		$(28,409)	$(91,831)	$521
Net income			59,114	$59,114			498
Currency translation adjustment				72,548	72,548		199
Other comprehensive loss				(24)	(24)

Comprehensive income				$131,638

Exercise of stock options, including tax benefit	2	3,146
Amortization of restricted stock compensation		6,008
Surrender of stock to pay taxes on restricted stock awards	3	(3)				(511)
Stock option expense		5,542
Other		2				1

Balance, December 31, 2009	$531	$468,428	$960,115		$44,115	$(92,341)	$1,218
Net income			168,018	$168,018			587
Currency translation adjustment				40,274	40,274		25
Other comprehensive income				160	160

Comprehensive income				$208,452

Dividends paid							(803)
Exercise of stock options, including tax benefit	9	27,380
Amortization of restricted stock compensation		6,592
Surrender of stock to pay taxes on restricted stock awards	2	(2)				(1,406)
Stock option expense		6,028
Other	(1)	3				1

Balance, December 31, 2010	$541	$508,429	$1,128,133		$84,549	$(93,746)	$1,027

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$168,605	$59,612	$219,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,202	118,108	102,604
Deferred income tax provision (benefit)	20,590	(15,126)	13,692
Excess tax benefits from share-based payment arrangements	(4,029)	—	(3,429)
Loss on impairment of goodwill	—	94,528	85,630
Losses (gains) on sale of investment and disposals of assets	211	(325)	(6,270)
Equity in earnings of unconsolidated subsidiaries, net of dividends	(143)	(1,452)	(2,983)
Non-cash compensation charge	12,620	11,550	10,908
Accretion of debt discount	7,249	6,749	6,283
Other, net	1,583	3,693	3,254
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(61,835)	205,627	(155,897)
Inventories	(75,416)	200,469	(281,971)
Accounts payable and accrued liabilities	82,032	(168,758)	143,479
Taxes payable	(22,468)	(38,428)	66,616
Other current assets and liabilities, net	(22,279)	(22,885)	56,249

Net cash flows provided by operating activities	230,922	453,362	257,464
Cash flows from investing activities:
Capital expenditures, including capitalized interest	(182,207)	(124,488)	(247,384)
Acquisitions of businesses, net of cash acquired	(709,575)	18	(29,835)
Proceeds from sale of investment and collection of notes receivable	—	21,166	27,381
Proceeds from sale of buildings and equipment	2,734	2,839	4,390
Other, net	(632)	(2,143)	(646)

Net cash flows used in investing activities	(889,680)	(102,608)	(246,094)
Cash flows from financing activities:
Revolving credit borrowings (repayments), net	347,129	(294,760)	1,474
Term loan borrowings	300,955	—	—
Debt and capital lease repayments	(487)	(4,961)	(4,960)
Issuance of common stock from share based payment arrangements	23,361	3,460	8,868
Purchase of treasury stock	—	—	(9,563)
Excess tax benefits from share based payment arrangements	4,029	—	3,429
Payment of financing costs	(24,548)	—	(39)
Other, net	(1,407)	(512)	(875)

Net cash flows provided by (used in) financing activities	649,032	(296,773)	(1,666)
Effect of exchange rate changes on cash	16,477	5,695	(9,802)

Net increase (decrease) in cash and cash equivalents from continuing operations	6,751	59,676	(98)
Net cash used in discontinued operations — operating activities	(143)	(133)	(295)
Cash and cash equivalents, beginning of year	89,742	30,199	30,592

Cash and cash equivalents, end of year	$96,350	$89,742	$30,199

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The Company, through its subsidiaries, is a leading provider of specialty products and services to oil and gas drilling and production companies throughout the world. Through its accommodations business, the Company also serves other natural resource markets, principally in Australia. It operates in a substantial number of the world’s active oil and gas producing regions, including the Gulf of Mexico, U.S. onshore, West Africa, the North Sea, Canada, Australia, South America, Southeast Asia and India. The Company operates in four principal business segments — accommodations, offshore products, well site services and tubular services.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments, other than our fixed rate contingent convertible senior subordinated notes, on the accompanying consolidated balance sheets approximate their fair values.

The fair value of our 2 3/8% Notes is estimated based on a quoted price in an active market (a Level 1 fair value measurement). The carrying and fair values of these notes are as follows (in thousands):

		At December 31,
		2010		2009
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value

Principal amount due 2025	2 3/8%	$175,000	$354,057	$175,000	$243,653
Less: unamortized discount		11,892	—	19,141	—

Net value		$163,108	$354,057	$155,859	$243,653

As of December 31, 2010, the estimated fair value of the Company’s debt outstanding under its credit facilities was estimated to be at fair value.

As of December 31, 2010, the Company had approximately $96.4 million of cash and cash equivalents and $317.7 million of the Company’s $1.05 billion U.S. and Canadian credit facilities available for future financing needs. The Company also had availability totaling $50.6 million under its Australian credit facility.

Inventories

Inventories consist of tubular and other oilfield products, manufactured equipment, spare parts for manufactured equipment, raw materials and supplies and materials for the construction of remote accommodation facilities. Inventories include raw materials, labor, subcontractor charges and manufacturing overhead and are

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carried at the lower of cost or market. The cost of inventories is determined on an average cost or specific-identification method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under capital lease, using the straight-line method, after allowing for salvage value where applicable, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. Goodwill is stated net of accumulated amortization of $10.9 million at December 31, 2010 and $10.7 million at December 31, 2009.

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the implied fair value (IFV) of the reporting unit. Our reporting units with goodwill remaining include offshore products, accommodations and rental tools, after the 100% impairment of goodwill associated with our tubular services and drilling reporting units discussed in Note 7 to these Consolidated Financial Statements. The IFV of the reporting units are estimated using an analysis of trading multiples of comparable companies to our reporting units. We also utilize discounted projected cash flows and acquisition multiples analyses in certain circumstances. We discount our projected cash flows using a long-term weighted average cost of capital for each reporting unit based on our estimate of investment returns that would be required by a market participant. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to determine the amount of impairment, if any. We conduct our annual impairment test in December of each year.

For our intangible assets, when facts and circumstances indicate a loss in value has occurred, we compare the carrying value of the intangible asset to the fair value of the intangible asset. For intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

See Note 7 — Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets

In compliance with current accounting standards regarding the accounting for the impairment or disposal of long-lived assets at the asset group level, the recoverability of the carrying values of property, plant and equipment is assessed at a minimum annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset. The fair value of the asset is based on prices of similar assets, if

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available, or discounted cash flows. Based on the Company’s review, the carrying values of its asset groups are recoverable, and no impairment losses have been recorded for the periods presented.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within stockholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as comprehensive income within stockholders’ equity. Gains and losses resulting from balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of income as incurred.

Foreign Exchange Risk

A portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Foreign exchange risk is also managed through foreign currency denominated debt. The Company had no currency contracts outstanding at December 31, 2010, December 31, 2009 or December 31, 2008. Net gains or losses from foreign currency exchange contracts that are designated as hedges would be recognized in the income statement to offset the foreign currency gain or loss on the underlying transaction. Foreign exchange gains and losses associated with our operations have totaled a $1.1 million loss in 2010, a $0.3 million loss in 2009 and a $1.6 million gain in 2008 and were included in other operating income.

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2010 and December 31, 2009, $0.2 million and $0.1 million were capitalized, respectively. There was no interest capitalized during the year ended December 31, 2008.

Revenue and Cost Recognition

Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectability is probable and pricing is fixed and determinable. Our product sales terms do not include significant post delivery obligations. For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. In drilling services and rental tool services, revenues are recognized based on a periodic (usually daily) rental rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as gains or losses on the disposition of assets. For drilling services contracts based on footage drilled, we recognize revenues as footage is drilled. Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

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

In accordance with current accounting standards, the Company records a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon the operating results of the Company.

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

Receivables and Concentration of Credit Risk, Concentration of Suppliers

Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the oil and gas industry. The Company evaluates the credit-worthiness of its significant, new and existing customers’ financial condition and, generally, the Company does not require significant collateral from its customers.

The Company purchased 72% of its oilfield tubular goods from three suppliers in 2010, with the largest supplier representing 56% of its purchases in the period. The loss of any significant supplier in the tubular services segment could adversely affect it.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding, including 1,757 shares of common stock as of December 31, 2010 and 101,757 shares as of December 31, 2009, issuable upon exercise of exchangeable shares of one of the Company’s Canadian subsidiaries. These exchangeable shares, which were issued to certain former shareholders of PTI Group Inc. in connection with the Company’s IPO and the combination of PTI into the Company, are intended to have characteristics essentially equivalent to the Company’s common stock prior to the exchange. We have treated the shares of common stock issuable upon exchange of the exchangeable shares as outstanding. All shares of restricted stock awarded under the Company’s Equity Participation Plan are included in the Company’s basic and fully diluted shares as such restricted stock shares vest.

Diluted EPS amounts include the effect of the Company’s outstanding stock options and restricted stock shares under the treasury stock method. In addition, shares assumed issued upon conversion of the Company’s 2 3/8% Contingent Convertible Senior Subordinated Notes averaged 1,647,321, 202,820 and 1,270,433 during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, and are included in the calculation of fully diluted shares outstanding and fully diluted earnings per share.

Stock-Based Compensation

Current accounting standards regarding share-based payments require companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. During the years ended December 31, 2010, 2009 and 2008, the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards totaling $12.6 million, $11.5 million and $10.9 million, respectively. The Company accounts for assets held in a Rabbi Trust for certain participants under the Company’s deferred compensation plan in accordance with current accounting standards. See Note 12.

Guarantees

The Company applies current accounting standards regarding guarantor’s accounting and disclosure requirements for guarantees, including indirect indebtedness of others, for the Company’s obligations under certain guarantees.

Pursuant to these standards, the Company is required to disclose the changes in product warranty liabilities. Some of our products in our offshore products and accommodations businesses are sold with a warranty, generally ranging from 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are based on historical experience by product, configuration and geographic region.

Changes in the warranty liabilities were as follows (in thousands):

	Year Ended December 31,
	2010	2009

Beginning balance	$2,169	$1,966
Provisions for warranty	1,314	2,819
Consumption of liabilities	(1,924)	(2,808)
Translation and other changes	17	192

Ending balance	$1,576	$2,169

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current warranty provisions are typically related to the current year’s sales, while warranty consumption is associated with payments to service the warranty obligations.

During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2010, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was approximately $22.2 million. The Company has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include the costs associated with the disposal of discontinued operations, including potential future adjustments as a result of contractual agreements, revenue and income recognized on the percentage-of-completion method, estimate of the Company’s share of earnings from equity method investments, the valuation allowance recorded on net deferred tax assets, warranty, inventory and allowance for doubtful accounts. Actual results could differ from those estimates.

Discontinued Operations

Prior to our initial public offering in February 2001, we sold businesses and reported the operating results of those businesses as discontinued operations. Existing liabilities related to the discontinued operations as of December 31, 2010 and 2009 represent an estimate of the remaining contingent liabilities associated with the Company’s exit from those businesses.

3.	Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at December 31, 2010 and 2009 is presented below (in thousands):

	2010	2009

Accounts receivable, net:
Trade	$365,988	$287,148
Unbilled revenue	113,389	102,527
Other	3,462	1,087

Total accounts receivable	482,839	390,762
Allowance for doubtful accounts	(4,100)	(4,946)

	$478,739	$385,816

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Inventories, net:
Tubular goods	$332,720	$265,717
Other finished goods and purchased products	71,266	66,489
Work in process	45,662	43,729
Raw materials	60,241	55,421

Total inventories	509,889	431,356
Allowance for obsolescence	(8,454)	(8,279)

	$501,435	$423,077

	Estimated
	Useful Life	2010	2009

Property, plant and equipment, net:
Land		$43,411	$19,426
Buildings and leasehold improvements	1-40 years	193,617	165,526
Machinery and equipment	2-29 years	311,217	301,900
Accommodations assets	3-15 years	840,002	383,332
Rental tools	4-10 years	166,245	151,050
Office furniture and equipment	1-10 years	36,325	29,817
Vehicles	2-10 years	82,783	72,142
Construction in progress		113,773	65,652

Total property, plant and equipment		1,787,373	1,188,845
Accumulated depreciation		(534,716)	(439,244)

		$1,252,657	$749,601

Depreciation expense was $121.6 million, $114.7 million and $99.0 million in the years ended December 31, 2010, 2009 and 2008, respectively.

	2010	2009

Accounts payable and accrued liabilities:
Trade accounts payable	$224,543	$145,200
Accrued compensation	47,760	35,834
Insurance liabilities	8,615	8,133
Accrued taxes, other than income taxes	4,887	4,216
Liabilities related to discontinued operations	2,268	2,411
Other	16,666	12,747

	$304,739	$208,541

4.	Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update that modified the accounting and disclosures for revenue recognition in a multiple-element arrangement. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption was permitted), modify the criteria for recognizing revenue in multiple- element arrangements and the scope of what constitutes a non-software deliverable. The

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company early adopted this standard. The impact of these amendments was not material to the Company’s reported results.

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

In January 2010, the FASB issued an accounting standards update which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. These amendments were effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of these amendments to have a material impact on our disclosures.

In December 2010, the FASB issued an accounting standards update on disclosures of supplementary pro forma information for business combinations. These amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. These amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have early adopted the provisions of this amendment in 2010 and they are reflected in our pro forma disclosures.

5.	Acquisitions and Supplemental Cash Flow Information

Components of cash used for acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 are summarized as follows (in thousands):

	2010	2009	2008

Fair value of assets acquired including intangibles and goodwill	$850,557	$3,112	$32,543
Liabilities assumed	(119,386)	(411)	(2,604)
Noncash consideration	(7,966)	(379)	—
Cash acquired	(13,630)	(2,340)	(104)

Cash used in acquisition of businesses	$709,575	$(18)	$29,835

2010

On December 30, 2010, we acquired all of the ordinary shares of The MAC Services Group Limited (The MAC), through a Scheme of Arrangement (the Scheme) under the Corporations Act of Australia. The MAC is headquartered in Sydney, Australia and supplies accommodations services to the coal mining, construction and resource industries. As a result of the acquisition, we will significantly expand our existing accommodations business and will strategically position ourselves in the growing Australian natural resources market. The MAC currently has 5,210 rooms in six locations in Queensland and, to a lesser extent, Western Australia. Under the terms of the Scheme, each shareholder of The MAC received $3.95 (A$3.90) per share in cash for a total purchase price of $638 million, net of cash acquired plus debt assumed of $87 million. The Company funded the acquisition with cash

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on hand and borrowings available under our new five-year, $1.05 billion senior secured bank facilities. See Note 8 for additional information on our senior secured bank facilities. Prospectively, The MAC’s operations will be reported as part of our accommodations segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$12,279
Accounts receivable	18,971
Inventories and other current assets	2,800
Property, plant and equipment	387,579
Intangible assets	104,500
Other noncurrent assets	5,110

Total identifiable assets acquired	531,239
Accounts payable and accrued liabilities	(10,130)
Current portion of long-term debt	(519)
Other current liabilities	(2,301)
Long-term debt	(86,506)
Deferred income taxes	(13,513)
Other noncurrent liabilities	(142)

Total liabilities assumed	(113,111)

Net identifiable assets acquired	418,128
Goodwill	231,974

Net assets acquired	$650,102

Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. None of the goodwill is expected to be deductible for income tax purposes. The fair value of the property, plant and equipment, intangible assets and related deferred taxes is provisional pending receipt of the final valuations for those assets. Fair values of property, plant and equipment and intangible assets were determined based on Level 3 measurements. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utilities, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The income approach was primarily used to value the intangible assets, consisting primarily of customer relationships and the brand. The income approach indicates value for a subject asset based on present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

Of the $104.5 million of acquired intangible assets, $9.7 million was provisionally assigned to The MAC’s brand name recognition which is not subject to amortization and $94.8 million was provisionally assigned to customer contract and relationship assets which are estimated at a useful life of 10 years. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The Company recognized $6.6 million of acquisition costs that were expensed during the year ended December 31, 2010. These costs are included in Acquisition related expenses on the consolidated statement of income. Given the December 30, 2010 acquisition date, no revenues or earnings of The MAC are included in the Company’s consolidated statement of income for the year ended December 31, 2010.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma supplemental financial information presents the consolidated results of operations of the Company and The MAC as if the acquisition of The MAC had occurred on January 1, 2009. The Company has adjusted historical financial information to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair values of the acquired assets, interest expense related to borrowings under the Company’s senior credit facilities to fund the acquisition and to reclassify certain items to conform to the Company’s financial reporting presentation. The unaudited pro forma does not purport to be indicative of the results of operations had the transaction occurred on the date indicated or of future results for the combined entities (in thousands, except per share data):

	Year Ended
	December 31,
	2010	2009
	(Unaudited)

Revenues	$2,527,330	$2,195,761
Net income attributable to Oil States International, Inc.	165,284	60,000
Net income per share attributable to Oil States International, Inc common stockholders
Basic	$3.29	$1.21
Diluted	$3.14	$1.19

Included in the pro forma results above for the years ended December 31, 2010 and 2009 are depreciation of the increased fair value of property, plant and equipment acquired as part of The MAC, totaling $5.3 million and $4.6 million, respectively, net of tax, or $0.10 and $0.09, respectively, per diluted share, amortization expense for intangibles acquired as part of the purchase of The MAC, totaling $5.5 million and $4.7 million, respectively, net of tax, or $0.10 and $0.09, respectively, per diluted share and interest expense of $10.4 million and $10.6 million, respectively, net of tax, or $0.20 and $0.21, respectively, per diluted share. The year ended December 31, 2010 pro forma results also include The MAC acquisition costs of approximately $13.3 million ($4.2 million recorded on the Company’s books and $9.1 million recorded on The MAC’s books), net of tax, or $0.25 per diluted share.

On December 20, 2010, we also acquired all of the operating assets of Mountain West Oilfield Service and Supplies, Inc. and Ufford Leasing LLC (Mountain West) for total consideration of $47.1 million and estimated contingent consideration of $4.0 million. Headquartered in Vernal, Utah, with operations in the Rockies and the Bakken Shale region, Mountain West provides remote site workforce accommodations to the oil and gas industry. Mountain West has been included in the accommodations segment since its date of acquisition.

On October 5, 2010, we purchased all of the equity of Acute Technological Services, Inc. (Acute) for total consideration of $30.0 million. Headquartered in Houston, Texas and with operations in Brazil, Acute provides metallurgical and welding innovations to the oil and gas industry in support of critical, complex subsea component manufacturing and deepwater riser fabrication on a global basis. Acute has been included in the offshore products segment since its date of acquisition.

We funded the Acute and Mountain West acquisitions using cash on hand and our then existing credit facility.

Accounting for the three acquisitions made in 2010 has not been finalized and is subject to adjustments during the purchase price allocation period, which is not expected to exceed a period of one year from the respective acquisition dates.

The acquisitions of Acute and Mountain West were not material to the Company’s Consolidated Financial Statements, and, therefore, the Company does not present pro forma information for these acquisitions.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009

In June 2009, we acquired the 51% majority interest in a venture we had previously accounted for under the equity method. The business acquired supplies accommodations and other services to mining operations in Canada. Consideration paid for the business was $2.3 million in cash and estimated contingent consideration of $0.3 million. The operations of this business have been included in the accommodations segment since the date of acquisition.

2008

On February 1, 2008, we purchased all of the equity of Christina Lake Enterprises Ltd., the owners of an accommodations lodge (Christina Lake Lodge) in the Conklin area of Alberta, Canada. Christina Lake Lodge provides lodging and catering in the southern area of the oil sands region. Consideration for the lodge consisted of $6.9 million in cash, net of cash acquired, including transaction costs, funded from borrowings under the Company’s existing credit facility, and the assumption of certain liabilities. The Christina Lake Lodge has been included in the accommodations segment since the date of acquisition.

On February 15, 2008, we acquired a waterfront facility on the Houston ship channel for use in our offshore products segment. The new waterfront facility expanded our ability to manufacture, assemble, test and load out larger subsea production and drilling rig equipment thereby expanding our capabilities. The consideration for the facility was approximately $22.9 million in cash, including transaction costs, funded from borrowings under the Company’s existing credit facility. The operations of this business have been included in the offshore products segment since the date of acquisition.

Supplemental Cash Flow Information

Cash paid during the years ended December 31, 2010, 2009 and 2008 for interest and income taxes was as follows (in thousands):

	2010	2009	2008

Interest (net of amounts capitalized)	$7,303	$7,549	$16,265
Income taxes, net of refunds	$75,303	$102,759	$70,441
Non-cash investing activities:
Building capital lease	$—	$—	8,304
Non-cash financing activities:
Borrowings and assumption of liabilities for business and asset acquisition and related intangibles	$7,966	$379	$—

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share (EPS)

	2010	2009	2008
	(In thousands, except per share data)

Basic earnings per share:
Net income attributable to Oil States International, Inc.	$168,018	$59,114	$218,853
Weighted average number of shares outstanding	50,238	49,625	49,622
Basic earnings per share	$3.34	$1.19	$4.41
Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$168,018	$59,114	$218,853
Weighted average number of shares outstanding (basic)	50,238	49,625	49,622
Effect of dilutive securities:
Options on common stock	630	290	419
2 3/8% Convertible Senior Subordinated Notes	1,647	203	1,271
Restricted stock awards and other	185	101	102
Total shares and dilutive securities	52,700	50,219	51,414
Diluted earnings per share	$3.19	$1.18	$4.26

Our calculations of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 exclude 364,345 shares, 1,505,619 shares and 721,298 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

7.	Goodwill and Other Intangible Assets

The Company does not amortize goodwill but tests for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company had three reporting units with goodwill as of December 31, 2010. There is no remaining goodwill in our drilling or tubular services reporting units subsequent to the full impairment of goodwill at those reporting units as of December 31, 2008. Goodwill is allocated to each of the reporting units based on actual acquisitions made by the Company and its subsidiaries. The Company recognizes an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the unit’s fair value. The Company uses, as appropriate in the current circumstance, comparative market multiples, discounted cash flow calculations and acquisition comparables to establish the unit’s fair value (a Level 3 fair value measurement).

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment annually, and written down to fair value as required. As of December 31, 2010, no provision for impairment of other intangible assets was required based on the evaluations performed.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Well Site Services
	Rental	Drilling			Offshore	Tubular
	Tools	and Other	Subtotal	Accommodations	Products	Services	Total

Balance as of December 31, 2008
Goodwill	$166,841	$22,767	$189,608	$53,526	$85,074	$62,863	$391,071
Accumulated Impairment Losses	—	(22,767)	(22,767)	—	—	(62,863)	(85,630)

	166,841	—	166,841	53,526	85,074	—	305,441
Goodwill acquired	—	—	—	337	—	—	337
Foreign currency translation and other changes	2,470	—	2,470	4,495	525	—	7,490
Goodwill impairment	(94,528)	—	(94,528)	—	—	—	(94,528)

	74,783	—	74,783	58,358	85,599	—	218,740

Balance as of December 31, 2009
Goodwill	169,311	22,767	192,078	58,358	85,599	62,863	398,898
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	74,783	—	74,783	58,358	85,599	—	218,740
Goodwill acquired	—	—	—	239,080	15,242	—	254,322
Foreign currency translation and other changes	723	—	723	1,624	(187)	—	2,160

	75,506	—	75,506	299,062	100,654	—	475,222

Balance as of December 31, 2010
Goodwill	170,034	22,767	192,801	299,062	100,654	62,863	655,380
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$75,506	$—	$75,506	$299,062	$100,654	$—	$475,222

The increase in goodwill in 2010 was due to acquisitions completed during the fourth quarter of 2010. See Note 5 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Current accounting standards prescribe a two-step method for determining goodwill impairment. The Company has historically employed a trading multiples valuation method to determine fair value of its reporting units. Given the market turmoil caused by the global economic recession and credit market disruption in the second half of 2008, the Company augmented its valuation methodology in 2008 and 2009 to include discounted cash flow valuations of its reporting units based on the expected cash flows of such units.

The following table presents the total amount assigned and the total accumulated amortization for major intangible asset classes as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Customer contracts/relationships	$127,124	$3,848	$16,128	$2,636
Non-compete agreements	5,117	3,704	6,656	5,946
Patents and other	18,080	3,348	9,612	4,133

	$150,321	$10,900	$32,396	$12,715

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining amortization period for all intangible assets, other than goodwill and indefinite lived intangibles, was 9.6 years and 11.5 years as of December 31, 2010 and 2009, respectively. Total amortization expense is expected to be $13.1 million, $12.9 million, $12.5 million, $12.5 million and $12.4 million in 2011, 2012, 2013, 2014 and 2015, respectively. Amortization expense was $2.6 million, $3.4 million and $3.6 million in the years ended December 31, 2010, 2009 and 2008, respectively.

8.	Long-term Debt

As of December 31, 2010 and 2009, long-term debt consisted of the following (in thousands):

	2010	2009

US revolving credit facility, which matures December 10, 2015, with available commitments up to $500 million; secured by substantially all of our assets; commitment fee on unused portion ranged from 0.375% per annum to 0.500% in 2010 and 0.175% per annum in 2009; variable interest rate payable monthly based on prime or LIBOR plus applicable percentage; weighted average rate was 3.5% for 2010 and 1.4% for 2009	$345,600	$—
US term loan, which matures December 10, 2015, of $200 million; 1.25% of aggregate principal repayable per quarter in 2011, 2.5% per quarter thereafter; secured by substantially all of our assets; variable interest rate payable monthly based on prime or LIBOR plus applicable percentage; weighted average rate was 3.5% for 2010	200,000	—
Canadian revolving credit facility, which matures on December 10, 2015, with available commitments up to $250 million; secured by substantially all of our assets; commitment fee on unused portion ranged from 0.175% per annum to 0.500% in 2010 and 0.175% per annum in 2009; variable interest rate payable monthly based on the Canadian prime rate or Bankers Acceptance discount rate plus applicable percentage; weighted average rate was 3.6% for 2010 and 1.9% for 2009	62,538	—
Canadian term loan, which matures December 10, 2015, of $100 million; 1.25% of aggregate principal repayable per quarter in 2011, 2.5% per quarter thereafter; secured by substantially all of our assets; variable interest rate payable monthly based on prime or LIBOR plus applicable percentage; weighted average rate was 4.5% for 2010	100,955	—
2 3/8% contingent convertible senior subordinated notes, net due 2025	163,108	155,859
Australian revolving credit facility, which matures on October 15, 2013, of A$75 million; secured by substantially all of our assets; variable interest rate payable monthly based on the Australian prime rate plus applicable percentage	25,305	—
Subordinated unsecured notes payable to sellers of businesses, interest rate of 6%, which mature in 2012	4,000	—
Capital lease obligations and other debt	11,401	8,679

Total debt	912,907	164,538
Less: Current maturities	181,175	464

Total long-term debt	$731,732	$164,074

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of combined long-term debt as of December 31, 2010, are as follows (in thousands):

2011	$181,175
2012	32,618
2013	55,731
2014	30,375
2015	605,407
Thereafter	7,601

$912,907

The Company’s capital leases consist primarily of plant facilities, an office building and equipment. The value of capitalized leases and the related accumulated depreciation totaled $11.5 million and $2.7 million, respectively, at December 31, 2010. The value of capitalized leases and the related accumulated depreciation totaled $9.6 million and $1.3 million, respectively, at December 31, 2009.

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

The notes are senior unsecured obligations of the Company and bear interest at a rate of 2 3/8% per annum. The notes mature on July 1, 2025, and may not be redeemed by the Company prior to July 6, 2012. Holders of the notes may require the Company to repurchase some or all of the notes on July 1, 2012, 2015, and 2020. The notes provide for a net share settlement, and therefore may be convertible, under certain circumstances, into a combination of cash, up to the principal amount of the notes, and common stock of the company, if there is any excess above the principal amount of the notes, at an initial conversion price of $31.75 per share. Shares underlying the notes were included in the calculation of diluted earnings per share during periods when our average stock price exceeded the initial conversion price of $31.75 per share. The terms of the notes require that our stock price in any quarter, for any period prior to July 1, 2023, be above 120% of the initial conversion price (or $38.10 per share) for at least 20 trading days in a defined period before the notes are convertible. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. As of December 31, 2010, these contingent conversion thresholds were met and, as a result, we have assumed the conversion of the notes during the first quarter of 2011 in our schedule of debt maturities above. In connection with the note offering, the Company agreed to register the notes within 180 days of their issuance and to keep the registration effective for up to two years subsequent to the initial issuance of the notes.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amount of our 2 3/8% Notes in our consolidated balance sheets (in thousands):

	December 31, 2010	December 31, 2009

Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449
Principal amount of the liability component	$175,000	$175,000
Less: Unamortized discount	11,892	19,141

Net carrying amount of the liability	$163,108	$155,859

The effective interest rate was 7.17% for our 2 3/8% Notes. Interest expense on the notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Interest expense	$11,405	$10,905	$10,440

As of December 31, 2010

Remaining period over which discount will be amortized	1.5 years
Conversion price	$31.75
Number of shares to be delivered upon conversion(1)	2,781,265
Conversion value in excess of principal amount (in thousands)	$178,251
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s December 31, 2010 closing stock price of $64.09.

Credit Facilities

On December 10, 2010, we replaced our existing bank credit facility with senior credit facilities governed by the Amended and Restated Credit Agreement. The Company’s credit facilities currently total $1.05 billion of available commitments consisting of revolving borrowings, up to $750 million, and term borrowings, of $300 million. The Company borrowed all of the term commitment in connection with the acquisition of The MAC. Under these senior secured revolving credit facilities with a group of banks, up to $350 million is available in the form of loans denominated in Canadian dollars and may be made to the Company’s principal Canadian operating subsidiaries. The facilities mature on December 10, 2015. Amounts borrowed under these facilities bear interest, at the Company’s election, at either:

•	a variable rate equal to LIBOR (or, in the case of Canadian dollar denominated loans, the Bankers’ Acceptance discount rate) plus a margin ranging from 2.0% to 3.0%; or

•	an alternate base rate equal to the higher of the bank’s prime rate and the federal funds effective rate (or, in the case of Canadian dollar denominated loans, the Canadian Prime Rate).

Commitment fees ranging from 0.375% to 0.50% per year are paid on the undrawn portion of the facilities, depending upon our leverage ratio.

The credit facilities are guaranteed by all of the Company’s active domestic subsidiaries and, in some cases, the Company’s Canadian and other foreign subsidiaries. The credit facilities are secured by a first priority lien on all the Company’s inventory, accounts receivable and other material tangible and intangible assets, as well as those of the Company’s active subsidiaries. However, no more than 65% of the voting stock of any foreign subsidiary is required to be pledged if the pledge of any greater percentage would result in adverse tax consequences.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement, which governs our credit facilities, contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.5 to 1.0 in 2011, 3.25 to 1.0 in 2012 and 3.0 to 1.0 thereafter. Each of the factors considered in the calculations of ratios are defined in the Credit Agreement. EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of December 31, 2010, we were in compliance with our debt covenants and expect to continue to be in compliance during 2011. The credit facilities also contain negative covenants that limit the Company’s ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions.

Under the Company’s credit facilities, the occurrence of specified change of control events involving our company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facilities and cause them to become immediately due and payable in full.

As of December 31, 2010, we had $710.2 million outstanding under these facilities and an additional $22.1 million of outstanding letters of credit, leaving $317.7 million available to be drawn under the facilities.

We also have an Australian floating rate credit facility supporting our Australian accommodations business that provides for an aggregate borrowing capacity of $75.9 million (A$75 million) under which $25.3 million (A$25.0 million) was outstanding as of December 31, 2010.

9.	Retirement Plans

The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The Company recognized expense of $7.7 million, $7.3 million and $8.4 million, respectively, related to its various defined contribution plans during the years ended December 31, 2010, 2009 and 2008, respectively.

10.	Income Taxes

Consolidated pre-tax income (loss) for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008

US operations	$68,921	$(41,354)	$220,236
Foreign operations	171,707	147,063	153,214

Total	$240,628	$105,709	$373,450

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	2010	2009	2008

Current:
Federal	$25,237	$12,403	$94,082
State	1,122	674	5,097
Foreign	44,249	45,700	37,639

	70,608	58,777	136,818

Deferred:
Federal	(1,572)	(15,239)	10,259
State	(58)	(566)	1,241
Foreign	3,045	3,125	5,833

	1,415	(12,680)	17,333

Total Provision	$72,023	$46,097	$154,151

The provision for taxes differs from an amount computed at statutory rates as follows for the years ended December 31, 2010, 2009 and 2008 consisted (in thousands):

	2010	2009	2008

Federal tax expense at statutory rates	$84,220	$36,998	$130,552
Effect of foreign income tax, net	(12,796)	(12,162)	(10,570)
Nondeductible goodwill	—	18,373	24,317
Nondeductible acquisition costs	2,315	—	—
Other nondeductible expenses	1,454	1,518	2,586
State tax expense, net of federal benefits	1,017	127	3,800
Domestic manufacturing deduction	(978)	(80)	(1,212)
Uncertain tax positions adjustments	(1,036)	1,139	2,868
Other, net	(2,173)	184	1,810

Net income tax provision	$72,023	$46,097	$154,151

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Deferred tax assets:
Net operating loss carryforward	$1,976	$3,532
Allowance for doubtful accounts	752	1,294
Allowance for Inventory obsolescence	4,775	3,802
Employee benefits	11,823	8,889
Deductible goodwill and other intangibles	10,870	12,568
Other	3,467	1,746
Foreign tax credit carryover	1,259	1,900
Other	3,872	2,399

Gross deferred tax asset	38,794	36,130
Less: valuation allowance	421	421

Net deferred tax asset	38,373	35,709

Deferred tax liabilities:
Depreciation	(88,872)	(77,402)
Deferred revenue	(1,466)	(1,309)
Intangibles	(13,568)	—
Accrued liabilities	(1,132)	(543)
Lower of cost or market	(3,846)	(5,849)
Convertible notes	(4,218)	(6,766)
Other	(3,289)	(2,685)

Deferred tax liability	(116,391)	(94,554)

Net deferred tax liability	$(78,018)	$(58,845)

Reclassifications of the Company’s deferred tax balance based on net current items and net non-current items as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Current deferred tax liability	$(1,462)	$(3,513)
Long-term deferred tax liability	(76,556)	(55,332)

Net deferred tax liability	$(78,018)	$(58,845)

Our primary deferred tax assets at December 31, 2010, are related to employee benefit costs for our Equity Participation Plan, deductible goodwill, allowance for inventory obsolescence, foreign tax credit carryforwards and $5.6 million in available federal net operating loss carryforwards, or regular tax NOLs, as of that date. The regular tax NOLs will expire in varying amounts after the year 2011 if they are not first used to offset taxable income that we generate. Our ability to utilize a portion of the available regular tax NOLs is currently limited under Section 382 of the Internal Revenue Code due to a change of control that occurred during 1995. We currently believe that substantially all of our regular tax NOLs will be utilized. The Company has utilized all federal alternative minimum tax net operating loss carryforwards.

Our income tax provision for the year ended December 31, 2010 totaled $72.0 million, or 29.9% of pretax income, compared to $46.1 million, or 43.6% of pretax income, for the year ended December 31, 2009. The

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate in 2009 was impacted by a significant portion of the goodwill impairment loss recognized during the period being non-deductible for tax purposes. Excluding the goodwill impairment, the effective tax rate for 2009 would have approximated 29.7%.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to permanently reinvest and upon which no deferred US income taxes have been provided is $658 million at December 31, 2010 the majority of which has been generated in Canada. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to US income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

The American Jobs Creation Act of 2004 that was signed into law in October 2004 introduced a requirement for companies to disclose any penalties imposed on them or any of their consolidated subsidiaries by the IRS for failing to satisfy tax disclosure requirements relating to “reportable transactions.” During the year ended December 31, 2010, no penalties were imposed on the Company or its consolidated subsidiaries for failure to disclose reportable transactions to the IRS.

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

An examination of the Company’s consolidated U.S. federal tax return for the year 2004 by the Internal Revenue Service was completed during the third quarter of 2007. No significant adjustments were proposed as a result of this examination. Tax years subsequent to 2007 remain open to U.S. federal tax audit and, because of NOL’s utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL’s available for tax carryforward. Our Canadian subsidiaries’ federal tax returns subsequent to 2006 are subject to audit by Canada Revenue Agency.

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

The Company adopted the provisions of this new accounting standard on January 1, 2007. The total amount of unrecognized tax benefits as of December 31, 2010 was $3.0 million. Of this amount, $2.4 million of the unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the Company’s provision for income taxes. As of December 31, 2010 and 2009, the Company had accrued $2.7 million and $2.8 million, respectively, of interest expense and penalties.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Balance as of January 1st	$4,031	$4,274	$2,536
Additions for tax positions of prior years	128	2,136	2,270
Reductions for tax positions of prior years	—	—	(214)
Lapse of the Applicable Statute of Limitations	(1,115)	(2,379)	(318)

Balance as of December 31st	$3,044	$4,031	$4,274

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

Minimum future operating lease obligations in effect at December 31, 2010, are as follows (in thousands):

Operating
Leases

2011	$10,198
2012	8,630
2013	7,242
2014	6,117
2015	3,381
Thereafter	6,666

Total	$42,234

Rental expense under operating leases was $12.9 million, $10.4 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

12.	Stock-Based Compensation

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options awarded in 2008, 2009 and 2010 was based on a formula considering the vesting period and term of the options awarded.

	2010	2009	2008

Risk-free weighted interest rate	2.1%	1.8%	2.6%
Expected life (in years)	4.3	4.3	4.3
Expected volatility	55%	55%	37%

The following table summarizes stock option activity for each of the three years ended December 31, 2010:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Life (Years)	(Thousands)

Balance at December 31, 2007	1,929,007	24.25	4.2	19,947
Granted	565,250	37.19
Exercised	(412,529)	21.50
Forfeited	(134,312)	30.92

Balance at December 31, 2008	1,947,416	28.13	3.7	2,706
Granted	768,650	17.20
Exercised	(199,615)	17.33
Forfeited	(34,500)	32.83

Balance at December 31, 2009	2,481,951	25.55	3.6	34,618
Granted	417,250	37.67
Exercised	(866,436)	26.96
Forfeited	(65,375)	27.75

Balance at December 31, 2010	1,967,390	27.42	3.5	72,138

The weighted average fair values of options granted during 2010, 2009 and 2008 were $17.13, $7.76, and $12.49 per share, respectively. All options awarded in 2010 had a term of six years and were granted with exercise prices at the grant date closing market price. The total intrinsic value of options exercised during 2010, 2009 and 2008 were $19.9 million, $3.2 million and $12.3 million, respectively. Cash received by the Company from option exercises during 2010, 2009 and 2008 totaled $23.4 million, $3.5 million and $8.9 million, respectively. The tax benefit realized for the tax deduction from stock options exercised during 2010, 2009 and 2008 totaled $6.1 million, $1.2 million and $3.7 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information for stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted		Options Exercisable
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of Exercise	as of	Contractual	Exercise	as of	Exercise
Prices	12/31/2010	Life	Price	12/31/2010	Price

$8.33 - $15.36	182,125	2.20	$11.69	178,000	$11.60
$16.65 - $16.65	574,825	4.12	$16.65	93,363	$16.65
$21.83 - $34.86	422,805	2.08	$29.64	272,305	$30.90
$36.53 - $36.53	340,000	3.13	$36.53	115,500	$36.53
$36.99 - $36.99	14,760	2.38	$36.99	11,070	$36.99
$37.67 - $58.47	432,875	4.96	$38.70	19,375	$50.02

$8.33 - $58.47	1,967,390	3.50	$27.42	689,613	$25.57

At December 31, 2010, a total of 1,934,315 shares were available for future grant under the Equity Participation Plan.

During 2010, we granted restricted stock awards totaling 233,493 shares valued at a total of $9.1 million. Of the restricted stock awards granted in 2010, a total of 214,000 awards vest in four equal annual installments. A total of 192,027 shares of restricted stock were awarded in 2009 with an aggregate value of $3.6 million. A total of 271,771 shares of restricted stock were awarded in 2008 with an aggregate value of $11.7 million.

Stock based compensation pre-tax expense recognized in the years ended December 31, 2010, 2009 and 2008 totaled $12.6 million, $11.5 million and $10.9 million, or $0.18, $0.13 and $0.12 per diluted share after tax, respectively. At December 31, 2010, $17.9 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

Deferred Compensation Plan

The Company maintains a deferred compensation plan (Deferred Compensation Plan). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer the receipt of all or a portion of their directors’ fees and/or salary and annual bonuses. Employee contributions to the Deferred Compensation Plan are matched by the Company at the same percentage as if the employee was a participant in the Company’s 401k Retirement Plan and was not subject to the IRS limitations on match-eligible compensation. The Deferred Compensation Plan also permits the Company to make discretionary contributions to any employee’s account. Director’s contributions are not matched by the Company. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the participants’ contributions on a basis equivalent to matching permitted under the Company’s 401(k) Retirement Savings Plan. The vesting of contributions to the participants’ accounts is also equivalent to the vesting requirements of the Company’s 401(k) Retirement Savings Plan. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (Trust) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their accounts, including any discretionary contributions by the Company, in pre-approved mutual funds held by the Trust. Prior to November 1, 2003, participants also had the ability to direct the Plan Administrator to invest the assets in their accounts in Company common stock. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants’ individual accounts within the Trust. Current balances invested in Company common stock may not be further increased. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Plan in cash. At December 31, 2010, the balance of the assets

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Trust totaled $8.5 million, including 17,554 shares of common stock of the Company reflected as treasury stock at a value of $0.2 million. The Company accounts for the Deferred Compensation Plan in accordance with current accounting standards regarding the accounting for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested.

Assets of the Trust, other than common stock of the Company, are invested in nine funds covering a variety of securities and investment strategies. These mutual funds are publicly quoted and reported at fair value. The Company accounts for these investments in accordance with current accounting standards regarding the accounting for certain investments in debt and equity securities. The Trust also holds common shares of the Company. The Company’s common stock that is held by the Trust has been classified as treasury stock in the stockholders’ equity section of the consolidated balance sheets. The fair value of the assets held by the Trust, exclusive of the fair value of the shares of the Company’s common stock that are reflected as treasury stock, at December 31, 2010 was $8.3 million and is classified as “Other noncurrent assets” in the consolidated balance sheet. The fair value of the investments was based on quoted market prices in active markets (a Level 1 fair value measurement). Amounts payable to the plan participants at December 31, 2010, including the fair value of the shares of the Company’s common stock that are reflected as treasury stock, was $9.4 million and is classified as “Other noncurrent liabilities” in the consolidated balance sheet.

In accordance with current accounting standards, all fair value fluctuations of the Trust assets have been reflected in the consolidated statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the fair value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated statements of income. In response to the changes in total fair value of the Company’s common stock held by the Trust, the Company recorded net compensation expense adjustments of $0.4 million in 2010, $0.4 million in 2009 and ($0.3) million in 2008.

13.	Segment and Related Information

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services, accommodations, offshore products and tubular services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Past acquisitions have been direct extensions to our business segments. Historically, the Company’s accommodations business was aggregated, along with our rental tool and land drilling services business lines, into our well site services segment. However, in the time since our original identification and aggregation of our reportable segments, our accommodations business has grown at a significant rate primarily due to our increased activity supporting oil sands developments and decreased activity in support of conventional well drilling in northern Alberta, Canada. Unlike our land drilling and rental tools activities, which are significantly influenced by the current prices of oil and natural gas, demand for oil sands accommodations is influenced to a greater extent by the long-term outlook for energy prices, particularly crude oil prices, given the multi-year time frame to complete oil sands projects and the significant costs associated with development of such large-scale projects. Based on these factors, we began presenting accommodations as a separate reportable segment effective with our quarterly report on Form 10-Q for the period ended March 31, 2010. Our well site services segment now consists of our rental tool and land drilling services business lines. Prior period segment information has been restated in accordance with this change.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by industry segment for each of the three years ended December 31, 2010, 2009 and 2008, is summarized in the following table in thousands. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

				Equity in
	Revenues from	Depreciation	Operating	Earnings of
	unaffiliated	and	income	Unconsolidated	Capital
	customers	amortization	(loss)	Affiliates	expenditures	Total assets

2010
Well Site Services —
Rental Tools	$342,953	$40,859	$47,326	$—	$42,884	$383,778
Drilling and Other	133,214	24,149	576	—	10,300	108,163

Total Well Site Services	476,167	65,008	47,902	—	53,184	491,941
Accommodations	537,690	45,694	151,417	(25)	107,347	1,491,682
Offshore Products	428,963	11,496	60,664	—	13,299	520,944
Tubular Services	969,164	1,301	35,941	264	7,889	458,808
Corporate and Eliminations	—	703	(40,342)	—	488	52,624

Total	$2,411,984	$124,202	$255,582	$239	$182,207	$3,015,999

2009
Well Site Services —
Rental Tools	$234,121	$40,900	$(97,844)	$—	$31,915	$340,792
Drilling and Other	71,175	26,343	(16,345)	—	11,048	116,555

Total Well Site Services	305,296	67,243	(114,189)	—	42,963	457,347
Accommodations	481,402	37,892	140,665	203	68,381	573,011
Offshore Products	509,388	10,945	81,049	—	12,114	510,399
Tubular Services	812,164	1,443	41,758	1,249	354	360,652
Corporate and Eliminations	—	585	(30,554)	—	676	30,977

Total	$2,108,250	$118,108	$118,729	$1,452	$124,488	$1,932,386

2008
Well Site Services —
Rental Tools	$355,809	$35,511	$75,787	$—	$75,077	$476,460
Drilling and Other(1)	177,339	19,826	17,433	1,637	42,961	176,726

Total Well Site Services	533,148	55,337	93,220	1,637	118,038	653,186
Accommodations	427,130	34,146	120,972	1,174	108,622	495,683
Offshore Products	528,164	11,465	89,280	—	16,879	498,784
Tubular Services	1,460,015	1,390	106,470	1,224	2,198	634,758
Corporate and Eliminations	—	266	(26,187)	—	1,647	16,107

Total	$2,948,457	$102,604	$383,755	$4,035	$247,384	$2,298,518

(1)	Subsequent to March 1, 2006, the effective date of the sale of our workover services business, we have classified our equity interest in Boots & Coots and the notes receivable acquired in the transaction as “Drilling and Other.”

Financial information by geographic segment for each of the three years ended December 31, 2010, 2009 and 2008, is summarized below in thousands. Revenues in the US include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	United			United	Other
	States	Canada	Australia	Kingdom	Non-US	Total

2010
Revenues from unaffiliated customers	$1,708,709	$512,288	$—	$77,180	$113,807	$2,411,984
Long-lived assets	639,120	502,322	724,522	17,275	28,088	1,911,327
2009
Revenues from unaffiliated customers	$1,460,810	$460,492	$—	$105,222	$81,726	$2,108,250
Long-lived assets	541,563	424,523	—	18,352	22,327	1,006,765
2008
Revenues from unaffiliated customers	$2,353,528	$406,176	$—	$127,189	$61,564	$2,948,457
Long-lived assets	668,376	359,923	—	17,232	15,425	1,060,956

No customers accounted for more than 10% of the Company’s revenues in any of the years ended December 31, 2010, 2009 and 2008. Equity in net income of unconsolidated affiliates is not included in operating income.

14.	Valuation Allowances

Activity in the valuation accounts was as follows (in thousands):

	Balance at	Charged to	Deductions	Translation	Balance at
	Beginning	Costs and	(net of	and Other,	End of
	of Period	Expenses	recoveries)	Net	Period

Year Ended December 31, 2010:
Allowance for doubtful accounts receivable	$4,946	$869	$(1,915)	$200	$4,100
Allowance for inventory obsolescence	8,279	1,288	(510)	(603)	8,454
Liabilities related to discontinued operations	2,411	—	(143)	—	2,268
Year Ended December 31, 2009:
Allowance for doubtful accounts receivable	$4,168	$3,048	$(2,479)	$209	$4,946
Allowance for inventory obsolescence	6,712	2,264	(867)	170	8,279
Liabilities related to discontinued operations	2,544	—	(133)	—	2,411
Year Ended December 31, 2008:
Allowance for doubtful accounts receivable	$3,629	$2,821	$(2,735)	$453	$4,168
Allowance for inventory obsolescence	7,549	1,302	(1,597)	(542)	6,712
Liabilities related to discontinued operations	2,839	—	(295)	—	2,544

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2010 and 2009 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Revenues	$532,345	$594,532	$588,347	$696,759
Gross profit*(1)	125,835	125,050	139,745	147,060
Net income(1)	40,243	37,477	46,346	43,952
Basic earnings per share(1)	0.81	0.75	0.92	0.87
Diluted earnings per share(1)	0.78	0.71	0.88	0.82
2009
Revenues	$667,098	$456,334	$456,103	$528,715
Gross profit*	146,889	94,642	102,258	124,264
Net income (loss)(2)	56,128	(63,486)	26,579	39,893
Basic earnings (loss) per share(2)	1.13	(1.28)	0.54	0.80
Diluted earnings (loss) per share(2)	1.13	(1.28)	0.53	0.78

(1)	The gross profit and net income in the fourth quarter of 2010 included $6.3 million in acquisition costs related to the three acquisitions in the quarter.

(2)	The net income in the second quarter of 2009 included an after tax loss of $81.2 million, or approximately $1.62 per diluted share, on the impairment of goodwill.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.

*	Represents “revenues” less “product costs” and “service and other costs” included in the Company’s consolidated statements of income.