Form 10-Q
period 2011-03-31
OIL STATES INTERNATIONAL, INC
filed 2011-04-28
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The Registrant had 51,221,962 shares of common stock, par value $0.01, outstanding and 3,301,755 shares of treasury stock as of April 26, 2011.

OIL STATES INTERNATIONAL, INC.
INDEX

		Page No.
	Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Income for the Three Month Periods Ended March 31, 2011 and 2010	3
	Consolidated Balance Sheets — March 31, 2011 (unaudited) and December 31, 2010	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6 - 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
	Part II — OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	22
	(a) Index of Exhibits	22 - 23
Signature Page		24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

Revenues	$760,441	$532,345

Costs and expenses:
Cost of sales and services	574,398	406,510
Selling, general and administrative expenses	43,708	35,153
Depreciation and amortization expense	45,151	31,078
Acquisition related expenses	1,097	—
Other operating (income) expense	1,311	(201)

	665,665	472,540

Operating income	94,776	59,805

Interest expense	(10,249)	(3,470)
Interest income	1,013	78
Equity in earnings of unconsolidated affiliates	51	29
Other income	143	762

Income before income taxes	85,734	57,204
Income tax expense	(23,383)	(16,789)

Net income	62,351	40,415
Less: Net income attributable to noncontrolling interest	274	172

Net income attributable to Oil States International, Inc.	$62,077	$40,243

Net income per share attributable to Oil States International, Inc. common stockholders
Basic	$1.22	$0.81
Diluted	$1.13	$0.78

Weighted average number of common shares outstanding:
Basic	50,936	49,896
Diluted	54,852	51,920
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$96,973	$96,350
Accounts receivable, net	519,045	478,739
Inventories, net	531,620	501,435
Prepaid expenses and other current assets	26,964	23,480

Total current assets	1,174,602	1,100,004

Property, plant, and equipment, net	1,322,706	1,252,657
Goodwill, net	482,906	475,222
Other intangible assets, net	137,603	139,421
Investments in unconsolidated affiliates	7,166	5,937
Other noncurrent assets	41,773	42,758

Total assets	$3,166,756	$3,015,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$296,327	$304,739
Income taxes	5,520	4,604
Current portion of long-term debt and capitalized leases	186,910	181,175
Deferred revenue	53,242	60,847
Other current liabilities	5,656	2,810

Total current liabilities	547,655	554,175

Long-term debt and capitalized leases	778,575	731,732
Deferred income taxes	86,409	81,198
Other noncurrent liabilities	20,341	19,961

Total liabilities	1,432,980	1,387,066

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	545	541
Additional paid-in capital	522,664	508,429
Retained earnings	1,190,210	1,128,133
Accumulated other comprehensive income	115,212	84,549
Treasury stock	(96,179)	(93,746)

Total Oil States International, Inc. stockholders’ equity	1,732,452	1,627,906

Noncontrolling interest	1,324	1,027

Total stockholders’ equity	1,733,776	1,628,933

Total liabilities and stockholders’ equity	$3,166,756	$3,015,999

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS
	ENDED MARCH 31,
	2011	2010
Cash flows from operating activities:
Net income	$62,351	$40,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,151	31,078
Deferred income tax provision (benefit)	4,883	(2,514)
Excess tax benefits from share-based payment arrangements	(4,439)	(683)
Non-cash compensation charge	3,424	3,699
Accretion of debt discount	1,895	1,764
Other, net	1,276	(1,172)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(35,798)	(8,134)
Inventories	(28,499)	(49,210)
Accounts payable and accrued liabilities	(10,948)	9,363
Taxes payable	4,010	(5,834)
Other current assets and liabilities, net	(7,094)	(5,488)

Net cash flows provided by operating activities	36,212	13,284

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(212)	—
Capital expenditures, including capitalized interest	(92,609)	(37,175)
Other, net	(616)	1,520

Net cash flows used in investing activities	(93,437)	(35,655)

Cash flows from financing activities:
Revolving credit borrowings and repayments, net	50,757	6,843
Term loan repayments	(3,785)	—
Debt and capital lease repayments	(298)	(137)
Issuance of common stock from share-based payment arrangements	6,377	5,426
Excess tax benefits from share-based payment arrangements	4,439	683
Other, net	(2,741)	(947)

Net cash flows provided by financing activities	54,749	11,868

Effect of exchange rate changes on cash	3,177	(1,874)

Net increase (decrease) in cash and cash equivalents from continuing operations	701	(12,377)
Net cash used in discontinued operations — operating activities	(78)	(39)
Cash and cash equivalents, beginning of period	96,350	89,742

Cash and cash equivalents, end of period	$96,973	$77,326

The accompanying notes are an integral part of these
financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its wholly-owned subsidiaries (referred to in this report as we or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.
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
     The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2010.
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
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2011	2010
Accounts receivable, net:
Trade	$406,817	$365,988
Unbilled revenue	112,884	113,389
Other	2,706	3,462

Total accounts receivable	522,407	482,839
Allowance for doubtful accounts	(3,362)	(4,100)

	$519,045	$478,739

	MARCH 31,	DECEMBER 31,
	2011	2010
Inventories, net:
Tubular goods	$351,654	$332,720
Other finished goods and purchased products	72,895	71,266
Work in process	46,760	45,662
Raw materials	68,773	60,241

Total inventories	540,082	509,889
Allowance for obsolescence	(8,462)	(8,454)

	$531,620	$501,435

	ESTIMATED	MARCH 31,	DECEMBER 31,
	USEFUL LIFE	2011	2010
Property, plant and equipment, net:
Land		$44,128	$43,411
Buildings and leasehold improvements	1-40 years	205,058	193,617
Machinery and equipment	2-29 years	317,616	311,217
Accommodations assets	3-15 years	895,235	840,002
Rental tools	4-10 years	170,173	166,245
Office furniture and equipment	1-10 years	37,889	36,325
Vehicles	2-10 years	84,350	82,783
Construction in progress		139,392	113,773

Total property, plant and equipment		1,893,841	1,787,373
Accumulated depreciation		(571,135)	(534,716)

		$1,322,706	$1,252,657

	MARCH 31,	DECEMBER 31,
	2011	2010
Accounts payable and accrued liabilities:
Trade accounts payable	$227,720	$224,543
Accrued compensation	36,564	47,760
Insurance liabilities	8,696	8,615
Accrued taxes, other than income taxes	8,512	4,887
Liabilities related to discontinued operations	2,190	2,268
Other	12,645	16,666

	$296,327	$304,739

4. EARNINGS PER SHARE
     The calculation of earnings per share attributable to the Company is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31
	2011	2010

Basic earnings per share:
Net income attributable to Oil States International, Inc.	$62,077	$40,243

Weighted average number of shares outstanding	50,936	49,896

Basic earnings per share	$1.22	$0.81

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$62,077	$40,243

Weighted average number of shares outstanding	50,936	49,896
Effect of dilutive securities:
Options on common stock	727	599
2 3/8% Convertible Senior Subordinated Notes	2,988	1,220
Restricted stock awards and other	201	205

Total shares and dilutive securities	54,852	51,920

Diluted earnings per share	$1.13	$0.78
     Our calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010 excludes 176,548 shares and 403,468 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.
5. BUSINESS ACQUISITIONS AND GOODWILL
     On December 30, 2010, we acquired all of the ordinary shares of The MAC Services Group Limited (The MAC), through a Scheme of Arrangement (the Scheme) under the Corporations Act of Australia. The MAC is headquartered in Sydney, Australia and supplies accommodations services to the Australian natural resources market. Under the terms of the Scheme, each shareholder of The MAC received $3.95 (A$3.90) per share in cash. This price represents a total purchase price of $638 million, net of cash acquired plus debt assumed of $87 million.

The Company funded the acquisition with cash on hand and borrowings available under our five-year, $1.05 billion senior secured bank facilities. The MAC’s operations have been included as part of our accommodations segment.
     The Company recognized $1.1 million of costs in connection with the acquisition of The Mac that were expensed during the quarter ended March 31, 2011. These costs are included in “Acquisition related expenses” in the condensed consolidated statement of income.
     The following unaudited pro forma supplemental financial information presents the consolidated results of operations of the Company and The MAC as if the acquisition of The MAC had occurred on January 1, 2010. The Company has adjusted historical financial information to give effect to pro forma items that are directly attributable to the acquisition and expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair values of the acquired assets, interest expense related to borrowings under the Company’s senior credit facilities to fund the acquisition and to reclassify certain items to conform to the Company’s financial reporting presentation. The unaudited pro forma results do not purport to be indicative of the results of operations had the transaction occurred on the date indicated or of future results for the combined entities (in thousands, except per share data):

Three Months
Ended March 31,
2010
(Unaudited)

Revenues	$557,653
Net income attributable to Oil States International, Inc.	39,743
Net income per share attributable to Oil States International, Inc common stockholders
Basic	$0.80
Diluted	$0.77
     Included in the pro forma results above for the quarter ended March 31, 2010 are (1) depreciation of the increased fair value of property, plant and equipment acquired as part of The MAC, totaling $2.2 million, net of tax, or $0.04 per diluted share, (2) amortization expense for intangibles acquired as part of the purchase of The MAC, totaling $1.5 million, net of tax, or $0.03 per diluted share and (3) interest expense of $2.7 million, net of tax, or $0.05 per diluted share.
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
     On October 5, 2010, we purchased all of the equity of Acute Technological Services, Inc. (Acute) for total consideration of $30.2 million. Headquartered in Houston, Texas and with additional operations in Brazil, Acute provides metallurgical and welding innovations to the oil and gas industry in support of critical, complex subsea component manufacturing and deepwater riser fabrication on a global basis. Acute has been included in the offshore products segment since its date of acquisition.
     Changes in the carrying amount of goodwill for the three month period ended March 31, 2011 are as follows (in thousands):

	Well Site Services
	Rental	Drilling and			Offshore	Tubular
	Tools	Other	Subtotal	Accommodations	Products	Services	Total
Balance as of December 31, 2009
Goodwill	$169,311	$22,767	$192,078	$58,358	$85,599	$62,863	$398,898
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	74,783	—	74,783	58,358	85,599	—	218,740
Goodwill acquired	—	—	—	239,080	15,242	—	254,322
Foreign currency translation and other changes	723	—	723	1,624	(187)	—	2,160

	75,506	—	75,506	299,062	100,654	—	475,222

Balance as of December 31, 2010
Goodwill	170,034	22,767	192,801	299,062	100,654	62,863	655,380
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	75,506	—	75,506	299,062	100,654	—	475,222
Goodwill acquired	—	—	—	843	201	—	1,044
Foreign currency translation and other changes	342	—	342	6,148	150	—	6,640

	75,848	—	75,848	306,053	101,005	—	482,906

Balance as of March 31, 2011
Goodwill	170,376	22,767	193,143	306,053	101,005	62,863	663,064
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$75,848	$—	$75,848	$306,053	$101,005	$—	$482,906

6. DEBT
     As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)
U.S. revolving credit facility, which matures December 10, 2015, with available commitments up to $500 million and with an average interest rate of 2.8% for the three month period ended March 31, 2011	$395,900	$345,600
U.S. term loan, which matures December 10, 2015, of $200 million; 1.25% of aggregate principal repayable per quarter in 2011, 2.5% per quarter thereafter; average interest rate of 2.7% for the three month period ended March 31, 2011	197,500	200,000
Canadian revolving credit facility, which matures December 10, 2015, with available commitments up to $250 million and with an average interest rate of 4.0% for the three month period ended March 31, 2011	87,672	62,538
Canadian term loan, which matures December 10, 2015, of $100 million; 1.25% of aggregate principal repayable per quarter in 2011, 2.5% per quarter thereafter; average interest rate of 3.8% for the three month period ended March 31, 2011	102,032	100,955
2 3/8% contingent convertible senior subordinated notes, net — due 2025	165,003	163,108
Australian revolving credit facility, which matures October 15, 2013, of A$75 million and with an average interest rate of 7.1% for the three month period ended March 31, 2011	—	25,305
Subordinated unsecured notes payable to sellers of businesses, fixed interest rate of 6%, which mature in 2012	4,000	4,000
Capital lease obligations and other debt	13,378	11,401

Total debt	965,485	912,907
Less: Current maturities	186,910	181,175

Total long-term debt and capitalized leases	$778,575	$731,732

     As of March 31, 2011, we classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes), net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the March 31, 2011 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they will receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.
     The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	March 31, 2011	December 31, 2010

Carrying amount of the equity component in additional paid-in capital	$28,449	$28,449

Principal amount of the liability component	$175,000	$175,000
Less: Unamortized discount	9,997	11,892

Net carrying amount of the liability component	$165,003	$163,108

Unamortized Discount — 2 3/8% Notes
     The effective interest rate is 7.17% for our 2 3/8% Notes. Interest expense on the notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended March 31,
	2011	2010

Interest expense	$2,934	$2,803

March 31, 2011

Remaining period over which discount will be amortized	1.3 years
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	3,213,402
Conversion value in excess of principal amount (in thousands) (1)	$244,668
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s March 31, 2011 closing stock price of $76.14.
     The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments, other than our fixed rate contingent convertible senior subordinated notes and our debt under our revolving credit facilities, on the accompanying consolidated balance sheets approximate their fair values.
     The fair value of our 2 3/8% Notes is estimated based on a quoted price in an active market (a Level 1 fair value measurement). The carrying and fair values of these notes were as follows (in thousands):

		March 31, 2011		December 31, 2010
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
Principal amount due 2025	2 3/8%	$175,000	$421,183	$175,000	$354,057
Less: unamortized discount		9,997	—	11,892	—

Net value		$165,003	$421,183	$163,108	$354,057

     As of March 31, 2011, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities was estimated to be at fair value.
     As March 31, 2011, the Company had approximately $97.0 million of cash and cash equivalents and $246.6 million of the Company’s $1.05 billion U.S. and Canadian credit facilities available for future financing needs. The Company also had availability totaling $77.3 million under its Australian credit facility.
     Interest expense on the condensed consolidated statements of income is net of capitalized interest of $1.1 million for the three months ended March 31, 2011 and less than $0.1 million for the same period in 2010.

7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING:
     Comprehensive income for the three months ended March 31, 2011 and 2010 was as follows (dollars in thousands):

	THREE MONTHS
	ENDED MARCH 31,
	2011	2010

Net income	$62,351	$40,415
Other comprehensive income:
Foreign currency translation adjustment	30,663	8,585

Total other comprehensive income	30,663	8,585

Comprehensive income	93,014	49,000
Comprehensive income attributable to noncontrolling interest	(274)	(172)

Comprehensive income attributable to Oil States International, Inc.	$92,740	$48,828

     The increase in other comprehensive income in the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to the revaluation of our net Canadian and Australian accommodations assets at varying exchange rates.
Share Activity

Shares of common stock outstanding — January 1, 2011	50,838,863

Shares issued upon exercise of stock options and vesting of stock awards	363,256
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(32,607)

Shares of common stock outstanding — March 31, 2011	51,169,512

8. STOCK BASED COMPENSATION
     During the first three months of 2011, we granted restricted stock awards totaling 187,931 shares valued at a total of $14.2 million. Of the restricted stock awards granted in the first quarter of 2011, a total of 187,800 awards vest in four equal annual installments starting in February 2012. A total of 182,950 stock options with a ten-year term were awarded in the three months ended March 31, 2011 with an average exercise price of $75.41 that will vest in four equal annual installments starting in February 2012.
     Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2011 and 2010 totaled $3.4 million and $3.7 million, or $0.05 and $0.05 per diluted share after tax, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2011 and 2010 was $10.6 million and $4.0 million, respectively. At March 31, 2011, $33.1 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended March 31, 2011 totaled $23.4 million, or 27.3% of pretax income, compared to $16.8 million, or 29.3% of pretax income, for the three months ended March 31, 2010. The decrease in the effective tax rate from the prior year was largely the result of greater foreign sourced income in 2011 taxed at lower statutory rates compared to 2010.
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
     Financial information by business segment for each of the three months ended March 31, 2011 and 2010 is summarized in the following table (in thousands):

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating income	unconsolidated	Capital
Three months ended March 31, 2011	customers	amortization	(loss)	affiliates	expenditures	Total assets
Well site services —
Rental tools	$107,531	$9,796	$24,389	$—	$16,841	$394,884
Drilling services	33,105	4,933	2,235	—	7,168	111,689

Total well site services	140,636	14,729	26,624	—	24,009	506,573
Accommodations	197,099	26,553	48,973	2	62,041	1,565,719
Offshore products	128,441	3,334	16,750	—	4,055	568,602
Tubular services	294,265	351	13,046	49	2,372	475,362
Corporate and eliminations	—	184	(10,617)	—	132	50,500

Total	$760,441	$45,151	$94,776	$51	$92,609	$3,166,756

				Equity in
	Revenues from	Depreciation		earnings of
	unaffiliated	and	Operating income	unconsolidated	Capital
Three months ended March 31, 2010	customers	amortization	(loss)	affiliates	expenditures	Total assets
Well site services —
Rental tools	$67,502	$10,510	$4,378	$—	$6,580	$345,366
Drilling services	30,401	6,663	(1,982)	—	991	113,787

Total well site services	97,903	17,173	2,396	—	7,571	459,153
Accommodations	145,534	10,576	47,368	—	25,413	614,861
Offshore products	102,993	2,805	12,620	—	4,038	493,756
Tubular services	185,915	344	6,215	29	91	396,520
Corporate and eliminations	—	180	(8,794)	—	62	18,806

Total	$532,345	$31,078	$59,805	$29	$37,175	$1,983,096

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

This quarterly report on Form 10-Q contains “certain forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in the quarterly report may contain “forward-looking statements.” The “forward-looking statements” can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Part I, Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2011. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.
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
Overview
     We provide a broad range of products and services to the oil and gas industry through our accommodations, offshore products, well site services and tubular services business segments. In our accommodations segment, we support the oil and gas and mining industries. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas and mining industries, particularly our customers’ willingness to spend capital on the exploration for and development of oil, natural gas, coal and mineral reserves. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services is highly sensitive to current and expected commodity prices. Activity for our accommodations and offshore products segments is primarily tied to the long-term outlook for crude oil and, to a lesser extent, coal, natural gas, and other mineral prices. In contrast, activity for our well site services and tubular services segments responds more rapidly to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S. and internationally.
Our Business Segments
     Our accommodations business is predominantly located in northern Alberta, Canada and Queensland, Australia and derives most of its business from energy companies who are developing and producing oil sands and coal resources and, to a lesser extent, mineral resources. A significant portion of our accommodations revenues is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are not accessible or cost effective, our semi-permanent lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day covering lodging and meals that is based on the duration of their needs which can range from several months to several years. In addition, we provide shorter-term remote site accommodations in smaller configurations utilizing our modular, mobile camp assets.
     Oil sands development activity has increased in the past year and has had a positive impact on our accommodations business. Recent announcements have led to extensions of existing accommodations contracts and incremental accommodations contracts for us in Canada. Two examples are Imperial Oil’s Kearl project and Suncor’s Firebag project. In addition, several major oil companies and national oil companies have acquired oil sands leases over the past twelve months that should bode well for future oil sands investment and, as a result, demand for oil sands accommodations.
     Generally, our customers for oil sands and mining accommodations are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of ten to thirty years, and consequently these investments are dependent on those customers’ longer-term view of commodity prices. Crude oil prices have recovered to levels generally ranging from $100 to $110 per barrel compared to an average of approximately $79 per barrel experienced during the quarter ended March 31, 2010. With the recovery in demand for energy in several key growing markets, specifically China and India, long-term forecasts for oil demand and prices, have improved. Our Australian accommodations business is significantly influenced by increased metallurgical coal (Met Coal) demand, especially in China and India. As a result of these factors, our customers have begun to announce additional investments in the oil sands region and in the coal mining regions in Australia. We are expanding our Australian accommodations manufacturing capacity to meet increasing demand.
     Another factor that influences the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar and, to a lesser extent, the exchange rate between the U.S. dollar and the Australian dollar. Our accommodations segment has derived a majority of its revenues and operating income in Canada denominated in Canadian dollars. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. For the first three months of 2011, the Canadian dollar was valued at an average exchange rate of U.S. $1.01 compared to U.S. $0.96 for the first three months of 2010, an increase of 5%. This strengthening of the Canadian dollar had a significant positive impact on the translation of earnings generated from our Canadian subsidiaries and, therefore, the financial results of our accommodations segment.
     Our offshore products segment is also influenced significantly by our customers’ longer term outlook for energy prices and provides highly engineered products for offshore oil and natural gas drilling and production systems and facilities. Sales of our offshore products and services depend primarily upon development of infrastructure for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices.
     New order activity in our offshore products segment was limited beginning in the fourth quarter of 2008 and continued to decline throughout 2009 due to project postponements, cancellations and deferrals by customers as a result of the global economic recession and reduced oil prices. This reduction in order activity led to declines in our offshore products backlog and decreased revenues and profits in the first three months of 2010. With the improvement in oil prices over the last two years along with the improved outlook for long-term oil demand, we began experiencing increased bidding and quoting activity for our offshore products beginning in the second half of 2010 and continuing throughout the first quarter of 2011. As a result of this increased activity, our backlog in offshore products has increased from $220.6 million as of March 31, 2010 to $415.5 million as of March 31, 2011.
     Our well site services and tubular services segments are significantly influenced by drilling and completion activity primarily in the U.S. and, to a lesser extent, Canada. Over the past several years, this activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling techniques. However, with the rise in oil prices, the recent declines in natural gas prices and the advancement of horizontal drilling and completion techniques, activity in North America is beginning to shift to a greater proportion of oil and liquids rich gas drilling. The oil rig count in the United States now totals approximately 880 rigs, the highest count in over 20 years.
     In our well site services segment, we provide rental tools and land drilling services. Demand for our drilling services is driven by land drilling activity in West Texas, where we primarily drill oil wells, and in the Rocky Mountains area in the U.S., where we drill both oil and natural gas wells. Our rental tools business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the rental tools business is dependant primarily upon the level and complexity of drilling, completion and workover activity throughout North America.
     Through our tubular services segment, we distribute a broad range of casing and tubing used in the drilling and completion of oil and natural gas wells primarily in North America. Accordingly, sales and gross margins in our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled, movements in global steel input prices and the overall industry level of oil country tubular goods (OCTG) inventory and pricing. Historically, tubular services’ gross margin generally expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices.
     Demand for our tubular services, land drilling and rental tool businesses is highly correlated to changes in the drilling rig count in the U.S. and, to a much lesser extent, Canada. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Drilling Rig Count for
	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
U.S. Land	1,690	1,665	1,299
U.S. Offshore	26	22	46

Total U.S	1,716	1,687	1,345
Canada	587	405	470

Total North America	2,303	2,092	1,815

     The average North American rig count for the three months ended March 31, 2011 increased by 488 rigs, or 26.9%, compared to the three months ended March 31, 2010 largely due to growth in the U.S. land rig count.
     We support the development of several oil and natural gas shale properties through our rental tool and tubular businesses. There is continuing exploration and development activity focused on these shale areas which has lead us and many of our competitors to relocate equipment to and also concentrate on these areas. Domestic U.S. natural gas prices have decreased from peak levels of approximately $13.00 per Mcf in 2008 to recent levels of approximately $4.00 to $4.25 per Mcf. Many experts are expecting continued weakness in natural gas prices unless the supply and demand for natural gas becomes more balanced. Gas-directed drilling could come under pressure given low natural gas prices and the supply/demand balance.
     Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby influencing the pricing and margins of our tubular services segment. OCTG marketplace supply and demand has become more balanced recently compared to the 2008 to 2009 period. Increased supplies of OCTG have met the increased demand caused by expanded drilling activity. Recent global steel prices have increased affecting the raw material costs of our OCTG suppliers. To date, we have incurred modest OCTG price increases, which we have been able to pass through to our customers. The OCTG Situation Report indicates that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to approximately five to six months’ supply currently.
     During 2010, U.S. mills increased production and imports of steel have surged recently, particularly goods imported from Canada and Korea followed by India, Mexico and Japan. This increase in supply has been in response to the 28% year-over-year increase in the drilling rig count in the U.S.
Other Factors that Influence our Business
     While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the pace of recovery from the global economic recession and credit crisis and the regulatory delays in U.S. Gulf drilling following the Macondo well incident also influence our business.

     We have witnessed unprecedented events in the U.S. Gulf of Mexico as a result of the Macondo well incident and resultant oil spill. As a result of the incident, in May 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEMRE, of the U.S. Department of the Interior implemented a moratorium on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico that effectively shut down new deepwater drilling activities in 2010. The moratorium was lifted during October 2010. However, the BOEMRE issued Notices to Lessees and Operators (NTLs), implemented additional safety and certification requirements applicable to plans for drilling activities in the U.S. waters, imposed additional requirements with respect to development and production activities in the U.S. waters, and delayed the approval of applications to drill in both deepwater and shallow-water areas. Despite the rescission of the moratorium, offshore drilling activity is being delayed by adjustments in operating procedures, compliance certifications, and lead times for permits and inspections, as a result of changes in the regulatory environment. In addition, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production. Uncertainties and delays caused by the new regulatory environment have and are expected to continue to have an overall negative effect on Gulf of Mexico drilling activity and, to a certain extent, the financial results of all of our business segments.
     We continue to monitor the global economy, the demand for crude oil, coal and natural gas prices and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect that our 2011 capital expenditures will total approximately $600 million to $625 million compared to 2010 capital expenditures of $182 million. Our 2011 capital expenditures include funding to expand several of our Canadian and Australian accommodations facilities, to add incremental equipment in our rental tools segment, to increase our fleet of modular, mobile camp assets in Canada and to complete projects in progress at December 31, 2010, including (i) the construction of the Henday Lodge accommodations facility in the Canadian oil sands, (ii) continued expansion of our Wapasu Creek, Beaver River and Athabasca Lodge accommodations facilities in the Canadian oil sands and (iii) ongoing maintenance capital requirements. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED
	MARCH 31,
			Variance
			2011 vs. 2010
	2011	2010	$	%

Revenues
Well site services —
Rental tools	$107.5	$67.5	$40.0	59%
Drilling services	33.1	30.4	2.7	9%

Total well site services	140.6	97.9	42.7	44%
Accommodations	197.1	145.5	51.6	35%
Offshore products	128.4	103.0	25.4	25%
Tubular services	294.3	185.9	108.4	58%

Total	$760.4	$532.3	$228.1	43%

Product costs; service and other costs (“Cost of sales and service”)
Well site services —
Rental tools	$67.3	$45.4	$21.9	48%
Drilling services	25.2	25.0	0.2	1%

Total well site services	92.5	70.4	22.1	31%
Accommodations	108.3	81.8	26.5	32%
Offshore products	96.6	78.2	18.4	24%
Tubular services	277.0	176.1	100.9	57%

Total	$574.4	$406.5	$167.9	41%

Gross margin
Well site services —
Rental tools	$40.2	$22.1	$18.1	82%
Drilling services	7.9	5.4	2.5	46%

Total well site services	48.1	27.5	20.6	75%
Accommodations	88.8	63.7	25.1	39%
Offshore products	31.8	24.8	7.0	28%
Tubular services	17.3	9.8	7.5	77%

Total	$186.0	$125.8	$60.2	48%

Gross margin as a percentage of revenues
Well site services —
Rental tools	37%	33%
Drilling services	24%	18%
Total well site services	34%	28%
Accommodations	45%	44%
Offshore products	25%	24%
Tubular services	6%	5%
Total	24%	24%

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
     We reported net income attributable to Oil States International, Inc. for the quarter ended March 31, 2011 of $62.1 million, or $1.13 per diluted share. These results compare to net income of $40.2 million, or $0.78 per diluted share, reported for the quarter ended March 31, 2010.
     Revenues. Consolidated revenues increased $228.1 million, or 43%, in the first quarter of 2011 compared to the first quarter of 2010.
     Our well site services revenues increased $42.7 million, or 44%, in the first quarter of 2011 compared to the first quarter of 2010. This increase was primarily due to significantly increased rental tool revenues. Our rental tool revenues increased $40.0 million, or 59%, primarily due to increased demand for completion services with the increase in the U.S. rig count, a more favorable mix of higher value rentals, increased rental tool utilization and better pricing. Our drilling services revenues increased $2.7 million, or 9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of increases in pricing with day rates rising to $15.3 thousand per day in the first quarter of 2011 from $13.8 thousand per day in the first quarter of 2010.

     Our accommodations segment reported revenues in the first quarter of 2011 that were $51.6 million, or 35%, above the first quarter of 2010. The increase in accommodations revenue resulted from the full quarter contribution from the recent acquisitions of The MAC and Mountain West which added revenues of $45.5 million in the first quarter of 2011. Canadian accommodations were down slightly year-over-year primarily due to the Vancouver Olympics contract which contributed $20.0 million in revenues in the first quarter of 2010, which was not repeated in 2011, partially offset by increased oil sands lodge revenues from increased room capacity.
     Our offshore products revenues increased $25.4 million, or 25%, in the first quarter of 2011 compared to the first quarter of 2010. This increase was primarily the result of higher demand for bearings, industrial and elastomer products and the acquisition of Acute which contributed $6.1 million of revenues in the first quarter of 2011, partially offset by reduced shipments of drilling rig and vessel equipment.
     Tubular services revenues increased $108.4 million, or 58%, in the first quarter of 2011 compared to the first quarter of 2010. This increase was a result of an increase in tons shipped from 101,200 in 2010 to 154,400 in 2011, an increase of 53,200 tons, or 53%, driven by increased drilling activity.
     Cost of Sales and Service. Our consolidated cost of sales increased $167.9 million, or 41%, in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of increased cost of sales at our tubular services segment of $100.9 million, or 57%, an increase at our accommodations segment of $26.5 million, or 32%, an increase at our well site services segment of $22.1 million, or 31%, and an increase at our offshore products segment of $18.4 million, or 24%. Our consolidated gross margin as a percentage of revenues remained constant at 24% in both the first quarter of 2011 and 2010.
     Our well site services cost of sales increased $22.1 million, or 31%, in the first quarter of 2011 compared to the first quarter of 2010 as a result of a $21.9 million, or 48%, increase in rental tools services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 28% in the first quarter of 2010 to 34% in the first quarter of 2011. Our rental tool gross margin as a percentage of revenues increased from 33% in the first quarter of 2010 to 37% in the first quarter of 2011 primarily due to a more favorable mix of higher value rentals and improved pricing along with higher fixed cost absorption as a result of increased rental tool utilization. Our drilling services cost of sales increased $0.2 million, or 1%, in the first quarter of 2011 compared to the first quarter of 2010. Our drilling services gross margin as a percentage of revenues increased from 18% in the first quarter of 2010 to 24% in the first quarter of 2011 primarily due to the increase in day rates.
     Our accommodations cost of sales increased $26.5 million, or 32%, in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of operating costs associated with the acquisitions of The MAC and Mountain West which added costs of $20.5 million in the first quarter of 2011. Our accommodations segment gross margin as a percentage of revenues was generally constant (44% in the first quarter of 2010 compared to 45% in the first quarter of 2011).
     Our offshore products cost of sales increased $18.4 million, or 24%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased revenues. Our offshore products segment gross margin as a percentage of revenues was generally constant (24% in the first quarter of 2010 compared to 25% in the first quarter of 2011).
     Tubular services segment cost of sales increased by $100.9 million, or 57%, primarily as a result of an increase in tons shipped. Our tubular services gross margin as a percentage of revenues increased from 5% in the first quarter of 2010 to 6% in the first quarter of 2011 due primarily to a 4% increase in revenue per ton.
     Selling, General and Administrative Expenses. Selling, general and administrative expense (SG&A) increased $8.6 million, or 24%, in the first quarter of 2011 compared to the first quarter of 2010 due primarily to SG&A expense associated with the inclusion of The MAC which added $3.3 million in SG&A expense in the first quarter of 2011, increased salaries, wages and benefits, an increase in headcount and an increased accrual for incentive bonuses.
     Depreciation and Amortization. Depreciation and amortization expense increased $14.1 million, or 45%, in the first quarter of 2011 compared to the same period in 2010 due primarily to $10.9 million in depreciation and amortization expense at the three companies acquired in the fourth quarter of 2010 and capital expenditures made during the previous twelve months largely related to investments made in our Canadian accommodations business.
     Operating Income. Consolidated operating income increased $35.0 million, or 58%, in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of an increase in operating income from our well site services segment of $24.2 million, or 1,011%, largely due to the more favorable mix of higher value rentals, improved pricing and increased rental tool utilization and the addition of operating income from The MAC. Operating income in the first quarter of 2011 included $1.1 million in acquisition related expenses for acquisitions closed in the fourth quarter of 2010.
     Interest Expense and Interest Income. Net interest expense increased by $5.8 million, or 172%, in the first quarter of 2011 compared to the first quarter of 2010 due to increased debt levels and an increase in non-cash interest expense as a result of the amortization of debt issuance costs on our $1.05 billion credit facilities. The weighted average interest rate on the Company’s revolving credit facilities was 3.0% in the first quarter of 2011 compared to 2.3% in the first quarter of 2010. Interest income increased as a result of increased cash balances in interest bearing accounts.
     Income Tax Expense. Our income tax provision for the three months ended March 31, 2011 totaled $23.4 million, or 27.3% of pretax income, compared to income tax expense of $16.8 million, or 29.3% of pretax income, for the three months ended March 31, 2010. The decrease in the effective tax rate from the prior year was largely the result of greater foreign sourced income in 2011 taxed at lower statutory rates compared to 2010.
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
     Cash totaling $36.2 million was provided by operations during the first three months of 2011 compared to cash totaling $13.3 million provided by operations during the first three months of 2010. During the first three months of 2011, $78.3 million was used to fund working capital, primarily due to increased investments in working capital for our tubular services business and seasonal increases in receivables in our Canadian accommodations business. During the first three months of 2010, $59.3 million was used to fund working capital, primarily due to increased OCTG inventory levels in our tubular services segment to meet increasing demand for casing and tubing and seasonal increases in receivables in our Canadian accommodations business.
     Cash was used in investing activities during the three months ended March 31, 2011 and 2010 in the amount of $93.4 million and $35.7 million, respectively. Capital expenditures totaled $92.6 million and $37.2 million during the three months ended March 31, 2011 and 2010, respectively. Capital expenditures in both years consisted principally of purchases of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments.
     We currently expect to spend a total of approximately $600 million to $625 million for capital expenditures during 2011 to expand our Canadian oil sands and Australian mining related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our revolving credit facilities or other corporate borrowings. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
     Net cash of $54.7 million was provided by financing activities during the three months ended March 31, 2011, primarily as a result of borrowings under our revolving credit facilities. A total of $11.9 million was provided by financing activities during the three months ended March 31, 2010, primarily as a result of borrowings under our revolving credit facilities and the issuance of common stock as a result of stock option exercises.

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
     Stock Repurchase Program. On August 27, 2010, the Company announced that its Board of Directors authorized $100 million for the repurchase of the Company’s common stock, par value $.01 per share. The authorization replaced the prior share repurchase authorization, which expired on December 31, 2009. The Company presently has approximately 51.2 million shares of common stock outstanding. The Board of Directors’ authorization is limited in duration and expires on September 1, 2012. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of March 31, 2011, we had not repurchased any shares pursuant to this board authorization.
     Credit Facility. On December 10, 2010, we replaced our existing bank credit facility with $1.05 billion in senior credit facilities governed by the Amended and Restated Credit Agreement (Credit Agreement). The new facilities increased the total commitments available from $500 million under the previous facilities to $1.05 billion. In connection with the execution of the Credit Agreement, the Total U.S. Commitments (as defined in the Credit Agreement) were increased from U.S. $325 million to U.S. $700 million (including $200 million in term loans), and the total Canadian Commitments (as defined in the Credit Agreement) were increased from U.S. $175 million to U.S. $350 million (including $100 million in term loans). The maturity date of the Credit Agreement is December 10, 2015. The aggregate principal of the term loans is repayable at a rate of 1.25% per quarter in 2011 and 2.5% per quarter thereafter. We currently have 19 lenders in our Credit Agreement with commitments ranging from $26.6 million to $150 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.
     As of March 31, 2011, we had $786.4 million outstanding under the Credit Agreement (including $300 million in term loans) and an additional $16.5 million of outstanding letters of credit, leaving $246.6 million available to be drawn under the facilities. We also have an Australian floating rate credit facility supporting our Australian accommodations business that provides for an aggregate borrowing capacity of $77.3 million (A$75 million) under which no borrowings were outstanding as of March 31, 2011. Our total debt represented 35.8% of our combined total debt and shareholders’ equity at March 31, 2011 compared to 35.9% at December 31, 2010 and 10.7% at March 31, 2010.
     2 ⅜% Notes. As of March 31, 2011, we had classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a current liability because certain contingent conversion thresholds based on the Company’s stock price were met at that date and, as a result, note holders could present their notes for conversion during the quarter following the March 31, 2011 measurement date. If a note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they would receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. The future convertibility and resultant balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company common stock during the prescribed measurement periods. As of March 31, 2011, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert over the next twelve months. Should a holder convert their 2 3/8% Notes, we would utilize our existing credit facilities to fund the cash portion of the conversion value.
Critical Accounting Policies
     For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
     We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2011, we had floating-rate obligations totaling approximately $863.7 million drawn under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates were to increase by 1% from March 31, 2011 levels, our consolidated interest expense would increase by a total of approximately $8.6 million annually.
     Foreign Currency Exchange Rate Risk
     Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U. S., we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2011, our realized foreign exchange losses were $1.7 million and are included in other operating (income) expense in the consolidated statements of income.
ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. Risk Factors
     Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2010 Form 10-K. The risks described in this Quarterly Report on Form 10-Q and our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

OIL STATES INTERNATIONAL, INC.
Date: April 27, 2011	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: April 27, 2011	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001(File No. 001-16337)).

31.1*		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**		Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**		Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith.