Form 10-Q
period 2011-09-30
OIL STATES INTERNATIONAL, INC
filed 2011-11-04
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
YES ☐     NO ☑
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
YES ☐     NO ☑
The Registrant had 51,232,208 shares of common stock, par value $0.01, outstanding and 3,514,789 shares of treasury stock as of November 3, 2011.

OIL STATES INTERNATIONAL, INC.
INDEX

Page No.
Part I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Income for the Three and Nine Month Periods Ended September 30, 2011 and 2010	3

Consolidated Balance Sheets — September 30, 2011 (unaudited) and December 31, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6—23

Cautionary Statement Regarding Forward-Looking Statements	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24—35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Purchases of Equity Securities By the Issuer and Affiliated Purchasers	37

Item 6. Exhibits	37—38

(a) Index of Exhibits	37—38

Signature Page	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Revenues	$902,621	$588,347	$2,483,379	$1,715,225

Costs and expenses:
Cost of sales and services	665,855	448,602	1,857,031	1,324,594
Selling, general and administrative expenses	45,430	37,142	131,902	109,479
Depreciation and amortization expense	46,929	30,410	137,318	92,088
Other operating (income) expense	(57)	1,803	2,724	1,116

	758,157	517,957	2,128,975	1,527,277

Operating income	144,464	70,390	354,404	187,948
Interest expense, net of capitalized interest	(16,760)	(3,534)	(39,541)	(10,505)
Interest income	174	134	1,422	316
Equity in earnings (loss) of unconsolidated affiliates	(204)	80	(151)	144
Other income	885	17	1,515	587

Income before income taxes	128,559	67,087	317,649	178,490
Income tax expense	(36,487)	(20,609)	(88,757)	(53,988)

Net income	92,072	46,478	228,892	124,502
Less: Net income attributable to noncontrolling interest	221	132	721	436

Net income attributable to Oil States International, Inc.	$91,851	$46,346	$228,171	$124,066

Net income per share attributable to Oil States International, Inc. common stockholders
Basic	$1.79	$0.92	$4.46	$2.48
Diluted	$1.67	$0.88	$4.15	$2.37
Weighted average number of common shares outstanding:
Basic	51,264	50,282	51,144	50,108
Diluted	54,960	52,538	55,028	52,304
The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$118,851	$96,350
Accounts receivable, net	579,449	478,739
Inventories, net	602,830	501,435
Prepaid expenses and other current assets	27,714	23,480

Total current assets	1,328,844	1,100,004
Property, plant, and equipment, net	1,455,807	1,252,657
Goodwill, net	465,624	475,222
Other intangible assets, net	125,164	139,421
Other noncurrent assets	61,573	48,695

Total assets	$3,437,012	$3,015,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$329,903	$304,739
Income taxes	6,883	4,604
Current portion of long-term debt and capitalized leases	197,522	181,175
Deferred revenue	67,607	60,847
Other current liabilities	5,694	2,810

Total current liabilities	607,609	554,175
Long-term debt and capitalized leases	900,476	731,732
Deferred income taxes	98,688	81,198
Other noncurrent liabilities	19,490	19,961

Total liabilities	1,626,263	1,387,066
Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock	547	541
Additional paid-in capital	538,783	508,429
Retained earnings	1,356,304	1,128,133
Accumulated other comprehensive income	23,179	84,549
Treasury stock	(108,917)	(93,746)

Total Oil States International, Inc. stockholders’ equity	1,809,896	1,627,906

Noncontrolling interest	853	1,027

Total stockholders’ equity	1,810,749	1,628,933

Total liabilities and stockholders’ equity	$3,437,012	$3,015,999

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2011	2010
Cash flows from operating activities:
Net income	$228,892	$124,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,318	92,088
Deferred income tax provision	16,281	920
Excess tax benefits from share-based payment arrangements	(7,966)	(2,126)
Non-cash compensation charge	10,829	9,687
Accretion of debt discount	5,787	5,388
Amortization of deferred financing costs	4,699	790
Other, net	(1,666)	(1,667)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(109,415)	10,912
Inventories	(104,421)	(81,146)
Accounts payable and accrued liabilities	28,137	28,513
Taxes payable	11,343	(10,922)
Other current assets and liabilities, net	3,256	(23,554)

Net cash flows provided by operating activities	223,074	153,385

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(212)	—
Capital expenditures, including capitalized interest	(371,165)	(120,952)
Other, net	(823)	1,925

Net cash flows used in investing activities	(372,200)	(119,027)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	(395,908)	—
6 1/2% senior notes issued	600,000	—
Term loan repayments	(11,246)	—
Debt and capital lease repayments	(966)	(357)
Issuance of common stock from share-based payment arrangements	11,559	14,165
Purchase of treasury stock	(12,632)	—
Excess tax benefits from share-based payment arrangements	7,966	2,126
Payment of financing costs	(13,152)	—
Other, net	(2,551)	(1,406)

Net cash flows provided by financing activities	183,070	14,528

Effect of exchange rate changes on cash	(11,325)	(143)

Net increase in cash and cash equivalents from continuing operations	22,619	48,743
Net cash used in discontinued operations — operating activities	(118)	(105)
Cash and cash equivalents, beginning of period	96,350	89,742

Cash and cash equivalents, end of period	$118,851	$138,380

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
     In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.
     In September 2011, the FASB issued an accounting standards update which is intended to simplify goodwill impairment testing by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. An entity has the option to bypass such qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company plans to early adopt this standard for its annual goodwill impairment tests in 2011. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.
3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS
     Additional information regarding selected balance sheet accounts is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Accounts receivable, net:
Trade	$425,107	$365,988
Unbilled revenue	155,515	113,389
Other	1,569	3,462

Total accounts receivable	582,191	482,839
Allowance for doubtful accounts	(2,742)	(4,100)

	$579,449	$478,739

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Inventories, net:
Tubular goods	$375,114	$332,720
Other finished goods and purchased products	76,444	71,266
Work in process	60,439	45,662
Raw materials	100,499	60,241

Total inventories	612,496	509,889
Allowance for obsolescence	(9,666)	(8,454)

	$602,830	$501,435

	ESTIMATED	SEPTEMBER 30,	DECEMBER 31,
	USEFUL LIFE	2011	2010
Property, plant and equipment, net:
Land		$42,923	$43,411
Buildings and leasehold improvements	1-40 years	203,671	193,617
Machinery and equipment	2-29 years	335,208	311,217
Accommodations assets	3-15 years	964,709	840,002
Rental tools	4-10 years	192,116	166,245
Office furniture and equipment	1-10 years	44,204	36,325
Vehicles	2-10 years	89,227	82,783
Construction in progress		217,024	113,773

Total property, plant and equipment		2,089,082	1,787,373
Accumulated depreciation		(633,275)	(534,716)

		$1,455,807	$1,252,657

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Accounts payable and accrued liabilities:
Trade accounts payable	$234,653	$224,543
Accrued compensation	48,068	47,760
Accrued interest	14,599	2,772
Accrued taxes, other than income taxes	11,555	4,887
Insurance liabilities	9,226	8,615
Liabilities related to discontinued operations	2,150	2,268
Other	9,652	13,894

	$329,903	$304,739

4. EARNINGS PER SHARE
     The calculation of earnings per share attributable to the Company is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income attributable to Oil States International, Inc.	$91,851	$46,346	$228,171	$124,066

Weighted average number of shares outstanding	51,264	50,282	51,144	50,108

Basic earnings per share	$1.79	$0.92	$4.46	$2.48

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$91,851	$46,346	$228,171	$124,066

Weighted average number of shares outstanding	51,264	50,282	51,144	50,108
Effect of dilutive securities:
Options on common stock	592	611	666	614
2 3/8% Convertible Senior Subordinated Notes	2,944	1,492	3,044	1,406
Restricted stock awards and other	160	153	174	176

Total shares and dilutive securities	54,960	52,538	55,028	52,304

Diluted earnings per share	$1.67	$0.88	$4.15	$2.37
     Our calculation of diluted earnings per share for the three and nine months ended September 30, 2011 excludes 184,529 shares and 179,977 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards due to their antidilutive effect. Our calculation of diluted earnings per share for the three and nine months ended September 30, 2010 excludes 454,681 shares and 441,488 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards due to their antidilutive effect.
5. BUSINESS ACQUISITIONS AND GOODWILL
     On December 30, 2010, we acquired all of the ordinary shares of The MAC Services Group Limited (The MAC), through a Scheme of Arrangement (the Scheme) under the Corporations Act of Australia. The MAC is headquartered in Sydney, Australia and supplies accommodations services to the Australian natural resources market. Under the terms of the Scheme, each shareholder of The MAC received $3.95 (A$3.90) per share in cash. This price represents a total purchase price of $638 million, net of cash acquired plus debt assumed of $87 million. The Company funded the acquisition with cash on hand and borrowings available under our senior secured credit facilities. The MAC’s operations have been included as part of our accommodations segment beginning in 2011.
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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
	(Unaudited)
Revenues	$618,348	$1,797,205
Net income attributable to Oil States International, Inc.	47,068	124,639
Net income per share attributable to Oil States International, Inc.
common stockholders
Basic	$0.94	$2.49
Diluted	$0.90	$2.38
     Included in the pro forma results above for the three and nine months ended September 30, 2010 are (1) depreciation of the increased recorded fair value of property, plant and equipment acquired as part of The MAC, totaling $2.2 million and $6.6 million, respectively, net of tax, or $0.04 and $0.13 per diluted share, respectively; (2) amortization expense for intangibles acquired as part of the acquisition of The MAC, totaling $1.5 million and $4.5 million, respectively, net of tax, or $0.03 and $0.09 per diluted share, respectively; and (3) interest expense of $2.7 million and $8.1 million, respectively, net of tax, or $0.05 and $0.15 per diluted share, respectively.
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
     During the three and nine months ended September 30, 2011, the Company recognized $0.2 million and $1.6 million, respectively, of costs in connection with these acquisitions that were expensed.
     Changes in the carrying amount of goodwill for the nine month period ended September 30, 2011 are as follows (in thousands):

	Well Site Services
	Rental	Drilling and			Offshore	Tubular
	Tools	Other	Subtotal	Accommodations	Products	Services	Total
Balance as of December 31, 2009
Goodwill	$169,311	$22,767	$192,078	$58,358	$85,599	$62,863	$398,898
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	74,783	—	74,783	58,358	85,599	—	218,740
Goodwill acquired	—	—	—	239,080	15,242	—	254,322
Foreign currency translation and other changes	723	—	723	1,624	(187)	—	2,160

	75,506	—	75,506	299,062	100,654	—	475,222

Balance as of December 31, 2010
Goodwill	170,034	22,767	192,801	299,062	100,654	62,863	655,380
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	75,506	—	75,506	299,062	100,654	—	475,222
Goodwill acquired	—	—	—	757	315	—	1,072
Foreign currency translation and other changes	(623)	—	(623)	(10,038)	(9)	—	(10,670)

	74,883	—	74,883	289,781	100,960	—	465,624

Balance as of September 30, 2011
Goodwill	169,411	22,767	192,178	289,781	100,960	62,863	645,782
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$74,883	$—	$74,883	$289,781	$100,960	$—	$465,624

6. DEBT
     As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
U.S. revolving credit facility, which matures December 10, 2015, with available commitments up to $500 million and with an average interest rate of 2.8% for the nine month period ended September 30, 2011	$—	$345,600
U.S. term loan, which matures December 10, 2015, of $200 million; 1.25% of aggregate principal repayable per quarter in 2011, 2.5% per quarter thereafter; average interest rate of 2.6% for the nine month period ended September 30, 2011	192,500	200,000
Canadian revolving credit facility, which matures December 10, 2015, with available commitments up to $250 million and with an average interest rate of 3.9% for the nine month period ended September 30, 2011	—	62,538
Canadian term loan, which matures December 10, 2015, of $100 million; 1.25% of aggregate principal repayable per quarter in 2011, 2.5% per quarter thereafter; average interest rate of 3.6% for the nine month period ended September 30, 2011	93,026	100,955
Australian revolving credit facility, which matures October 15, 2013, with available commitments up to A$150 million and with an average interest rate of 7.0% for the nine months ended September 30, 2011	30,206	25,305
6 1/2% senior unsecured notes — due June 2019	600,000	—
2 3/8% contingent convertible senior subordinated notes, net — due 2025	168,885	163,108
Subordinated unsecured notes payable to sellers of businesses, fixed interest rate of 6%, which mature in 2012	4,000	4,000
Capital lease obligations and other debt	9,381	11,401

Total debt	1,097,998	912,907
Less: Current maturities	197,522	181,175

Total long-term debt and capitalized leases	$900,476	$731,732

     On June 1, 2011, the Company sold $600 million aggregate principal amount of 6 1/2% senior unsecured notes (6 1/2% Notes) due 2019 through a private placement to qualified institutional buyers.
     The 6 1/2% Notes are senior unsecured obligations of the Company, are guaranteed by our U.S. subsidiaries (the Guarantors), bear interest at a rate of 6 1/2% per annum and mature on June 1, 2019. At any time prior to June 1, 2014, the Company may redeem up to 35% of the 6 1/2% Notes at a redemption price of 106.500% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings. Prior to June 1, 2014, the Company may redeem some or all of the 6 1/2% Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after June 1, 2014, the Company may redeem some or all of the 6 1/2% Notes at redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date. The optional redemption prices as a percentage of principal amount are as follows:

Twelve Month Period Beginning
June 1,	% of Principal Amount
2014	104.875%

2015	103.250%

2016	101.625%

2017	100.000%
     In connection with the note offering, the Company, the Guarantors of the 6 1/2% Notes and the initial purchasers entered into a registration rights agreement at the closing of the offering. Pursuant to the registration rights agreement, the Company and the Guarantors agreed, subject to certain exceptions, to use commercially reasonable efforts to file with the Commission and cause to become effective a registration statement relating to an offer to exchange the 6 1/2% Notes for an issue of Commission-registered 6 1/2% Notes with substantially identical terms. All of the 6 1/2% Notes were so exchanged in October 2011.

     The Company utilized approximately $515 million of the net proceeds of the 6 1/2% Note offering in June 2011 to repay borrowings outstanding under its senior secured credit facilities. The remaining net proceeds of approximately $75 million were utilized for general corporate purposes.
     As of September 30, 2011, we classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes), net of unamortized discount, as of current liability based on the first put/call date of July 6, 2012. If certain contingent conversion thresholds based on the Company’s stock price are met and a 2 3/8% Note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they will receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. As of September 30, 2011, the contingent conversion thresholds were met and, as a result, 2 3/8% Note holders could present their notes for conversion during the quarter following the September 30, 2011 measurement date. During the quarter ended September 30, 2011, a holder converted 10 of our 2 3/8% Notes (principal amount of $10,000) for cash of $10,000 plus 189 shares of our common stock.
     The following table presents the carrying amount of our 2 3/8% Notes in our consolidated balance sheets (in thousands):

	September 30,	December 31,
	2011	2010
Carrying amount of the equity component in additional paid-in capital	$28,434	$28,449

Principal amount of the liability component	$174,990	$175,000
Less: Unamortized discount	6,105	11,892

Net carrying amount of the liability component	$168,885	$163,108

Unamortized Discount — 2 3/8% Notes
     The effective interest rate of our 2 3/8% Notes is 7.17%. Interest expense on the 2 3/8% Notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense	$3,003	$2,867	$8,904	$8,505

September 30, 2011
Remaining period over which discount will be amortized	9 months
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	2,074,918
Conversion value in excess of principal amount (in thousands) (1)	$105,655
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s September 30, 2011 closing stock price of $50.92.
     On July 13, 2011, The MAC entered into a A$150 million revolving loan facility governed by a Facility Agreement (the Facility Agreement) between The MAC and National Australia Bank Limited, which is guaranteed by the Company. The Facility Agreement amended The MAC’s existing A$75 million revolving loan facility on substantially the same terms, including the maturity date of the Facility Agreement of November 30, 2013. As of September 30, 2011, we had $30.2 million outstanding under the Australian facility.
     The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments, other than our 2 3/8%

Notes and our 6 1/2% Notes, on the accompanying consolidated balance sheets approximate their fair values.
     The fair values of our 2 3/8% and 6 1/2% Notes are estimated based on quoted prices in active markets (Level 1 fair value measurements). The carrying and fair values of these notes were as follows (in thousands):

		September 30, 2011		December 31, 2010
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
6 1/2% Notes
Principal amount due 2019	6 1/2%	$600,000	$599,628	$—	$—

2 3/8% Notes
Principal amount due 2025	2 3/8%	$174,990	$296,188	$175,000	$354,057
Less: unamortized discount		6,105	—	11,892	—

Net value		$168,885	$296,188	$163,108	$354,057

     As of September 30, 2011, the Company had approximately $118.9 million of cash and cash equivalents and $729.6 million of the Company’s U.S. and Canadian revolving credit and term loan facilities available for future financing needs. The Company also had availability totaling A$119.0 million under its Australian credit facility. As of September 30, 2011, we had $23.7 million of outstanding letters of credit drawn under these credit facilities.
     Interest expense on the condensed consolidated statements of income is net of capitalized interest of $1.6 million and $4.0 million, respectively, for the three and nine months ended September 30, 2011 and less than $0.1 and $0.1 million, respectively, for the three and nine months ended September 30, 2010.
7. COMPREHENSIVE INCOME AND CHANGES IN COMMON STOCK OUTSTANDING
     Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Net income	$92,072	$46,478	$228,892	$124,502
Other comprehensive income (loss):
Foreign currency translation adjustment	(127,085)	23,441	(61,370)	8,238

Total other comprehensive income/(loss)	(127,085)	23,441	(61,370)	8,238

Comprehensive income/(loss)	(35,013)	69,919	167,522	132,740
Comprehensive income attributable to noncontrolling interest	(221)	(132)	(721)	(436)

Comprehensive income/(loss) attributable to Oil States International, Inc.	$(35,234)	$69,787	$166,801	$132,304

     The foreign currency translation adjustments are due primarily to the translation of our net Canadian and Australian accommodations assets at varying exchange rates.
Stock Activity

Shares of common stock outstanding — January 1, 2011	50,838,863
Shares issued upon exercise of stock options and vesting of stock awards	604,102
Repurchase of shares — transferred to treasury	(209,300)
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(33,952)
Shares issued upon redemption of 2 3/8% Notes	189

Shares of common stock outstanding — September 30, 2011	51,199,902

8. STOCK BASED COMPENSATION
     During the first nine months of 2011, we granted restricted stock awards totaling 214,184 shares valued at a total of $16.1 million. Of the restricted stock awards granted in the first nine months of 2011, a total of 197,404 awards vest in four equal annual installments starting in February 2012. A total of 184,700 stock options with a ten-year term were awarded in the nine months ended September 30, 2011 with an average exercise price of $75.37 and will vest in four equal annual installments starting in February 2012.
     Stock based compensation pre-tax expense recognized in the three month periods ended September 30, 2011 and 2010 totaled $3.6 million and $2.8 million, or $0.05 and $0.04 per diluted share after tax, respectively. Stock based compensation pre-tax expense recognized in the nine month periods ended September 30, 2011 and 2010 totaled $10.8 million and $9.7 million, or $0.15 and $0.13 per diluted share after tax, respectively. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2011 and 2010 was $12.9 million and $7.7 million, respectively. At September 30, 2011, $27.4 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.
9. INCOME TAXES
     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and nine months ended September 30, 2011 totaled $36.5 million, or 28.4% of pretax income, and $88.8 million, or 27.9% of pretax income, respectively, compared to $20.6 million, or 30.7% of pretax income, and $54.0 million, or 30.2% of pretax income, respectively, for the three and nine months ended September 30, 2010. The decrease in the effective tax rate from the prior year was largely the result of foreign sourced income in 2011 being taxed at lower statutory rates compared to 2010.
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

     Financial information by business segment for each of the three and nine months ended September 30, 2011 and 2010 is summarized in the following table (in thousands):

				Equity in
	Revenues from			income/(loss) of
	unaffiliated	Depreciation and	Operating income	unconsolidated
	customers	amortization	(loss)	affiliates	Capital expenditures	Total assets
Three months ended September 30, 2011
Well site services —
Rental tools	$127,217	$10,364	$32,939	$—	$24,155	$435,281
Drilling services	45,550	5,033	7,973	—	8,890	124,610

Total well site services	172,767	15,397	40,912	—	33,045	559,891
Accommodations	227,783	27,395	71,727	—	101,604	1,662,776
Offshore products	139,525	3,421	24,854	(487)	4,416	602,636
Tubular services	362,546	515	17,934	283	1,709	527,964
Corporate and eliminations	—	201	(10,963)	—	138	83,745

Total	$902,621	$46,929	$144,464	$(204)	$140,912	$3,437,012

				Equity in
	Revenues from			income/(loss) of
	unaffiliated	Depreciation and	Operating income	unconsolidated
	customers	amortization	(loss)	affiliates	Capital expenditures	Total assets
Three months ended September 30, 2010
Well site services —
Rental tools	$91,856	$9,839	$14,446	$—	$11,308	$369,050
Drilling services	33,869	5,807	487	—	2,082	109,339

Total well site services	125,725	15,646	14,933	—	13,390	478,389
Accommodations	127,719	11,560	37,679	—	28,283	655,983
Offshore products	102,376	2,739	14,570	—	2,130	494,235
Tubular services	232,527	291	12,003	80	964	432,977
Corporate and eliminations	—	174	(8,795)	—	108	27,325

Total	$588,347	$30,410	$70,390	$80	$44,875	$2,088,909

				Equity in
	Revenues from			income/(loss) of
	unaffiliated	Depreciation and	Operating income	unconsolidated
	customers	amortization	(loss)	affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2011
Well site services —
Rental tools	$347,406	$30,459	$82,432	$—	$59,650	$435,281
Drilling services	119,653	14,773	16,578	—	21,812	124,610

Total well site services	467,059	45,232	99,010	—	81,462	559,891
Accommodations	627,824	80,143	178,451	2	270,519	1,662,776
Offshore products	399,709	10,112	60,374	(715)	11,990	602,636
Tubular services	988,787	1,243	47,936	562	6,860	527,964
Corporate and eliminations	—	588	(31,367)	—	334	83,745

Total	$2,483,379	$137,318	$354,404	$(151)	$371,165	$3,437,012

				Equity in
	Revenues from			income/(loss) of
	unaffiliated	Depreciation and	Operating income	unconsolidated
	customers	amortization	(loss)	affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2010
Well site services —
Rental tools	$238,477	$30,753	$29,219	$—	$28,334	$369,050
Drilling services	98,408	18,670	(2,565)	—	6,619	109,339

Total well site services	336,885	49,423	26,654	—	34,953	478,389
Accommodations	395,208	32,842	116,347	—	73,724	655,983
Offshore products	311,375	8,314	43,278	—	8,110	494,235
Tubular services	671,757	976	27,514	144	3,807	432,977
Corporate and eliminations	—	533	(25,845)	—	358	27,325

Total	$1,715,225	$92,088	$187,948	$144	$120,952	$2,088,909

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
12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Certain wholly-owned subsidiaries, as detailed below (the Guarantor Subsidiaries) have fully and unconditionally guaranteed all of the 6 1/2% Notes issued by Oil States International, Inc. in 2011 and all of the 2 3/8% Notes issued in 2005.
     The following condensed consolidating financial information is included so that separate financial statements of the Guarantor Subsidiaries are not required to be filed with the Commission. The condensed consolidating financial information presents investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
     The following condensed consolidating financial information presents: consolidating statements of income for each of the three and nine month periods ended September 30, 2011 and 2010, condensed consolidating balance sheets as September 30, 2011 and December 31, 2010 and the statements of cash flows for each of the nine months ended September 30, 2011 and 2010 of (a)  the Company parent/guarantor, (b) Acute Technological Services, Inc., Capstar Drilling LP, L.L.C., Capstar Holding, L.L.C., Capstar Drilling, Inc., Capstar Drilling GP, L.L.C., General Marine Leasing, LLC, Oil States Energy Services, Inc., Oil States Management, Inc., Oil States Industries, Inc., Oil States Skagit SMATCO, LLC, PTI Group USA LLC, PTI Mars Holdco 1, LLC, Sooner Inc., Sooner Pipe, L.L.C., Sooner Holding Company, Specialty Rental Tools & Supply, L.L.C., Stinger Wellhead Protection, Incorporated, and Well Testing, Inc., the Guarantor Subsidiaries, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate the Company and its subsidiaries and (e) the Company on a consolidated basis.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2011
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)
REVENUES
Operating revenues	$—	$630,169	$272,640	$(188)	$902,621
Intercompany revenues	—	9,399	56	(9,455)	—

Total revenues	—	639,568	272,696	(9,643)	902,621

OPERATING EXPENSES
Cost of sales and services	—	514,381	153,080	(1,606)	665,855
Intercompany cost of sales and services	—	7,842	58	(7,900)	—
Selling, general and administrative expenses	10,053	21,129	14,248	—	45,430
Depreciation and amortization expense	200	19,846	26,888	(5)	46,929
Other operating (income)/expense	710	(61)	(706)	—	(57)

Operating income (loss)	(10,963)	76,431	79,128	(132)	144,464

Interest expense, net of capitalized interest	(16,338)	(288)	(18,085)	17,951	(16,760)
Interest income	5,071	7	13,047	(17,951)	174
Equity in earnings (loss) of unconsolidated affiliates	113,414	10,465	(487)	(123,596)	(204)
Other income	—	245	640	—	885

Income before income taxes	91,184	86,860	74,243	(123,728)	128,559
Income tax provision	667	(18,939)	(18,215)	—	(36,487)

Net income	91,851	67,921	56,028	(123,728)	92,072
Less: Net income attributable to non-controlling interest	—	—	216	5	221

Net income attributable to Oil States International, Inc.	$91,851	$67,921	$55,812	$(123,733)	$91,851

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2010
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)
REVENUES
Operating revenues	$—	$426,179	$162,168	$—	$588,347
Intercompany revenues	—	3,544	430	(3,974)	—

Total revenues	—	429,723	162,598	(3,974)	588,347

OPERATING EXPENSES
Cost of sales and services	—	349,840	100,172	(1,410)	448,602
Intercompany cost of sales and services	—	2,415	149	(2,564)	—
Selling, general and administrative expenses	8,173	20,547	8,422	—	37,142
Depreciation and amortization expense	174	17,728	12,510	(2)	30,410
Other operating expense	448	222	1,133	—	1,803

Operating income (loss)	(8,795)	38,971	40,212	2	70,390

Interest expense	(3,295)	(144)	(131)	36	(3,534)
Interest income	—	3	167	(36)	134
Equity in earnings of unconsolidated affiliates	57,793	3,860	—	(61,573)	80
Other income/(expense)	—	51	(34)	—	17

Income before income taxes	45,703	42,741	40,214	(61,571)	67,087
Income tax provision	643	(9,923)	(11,329)	—	(20,609)

Net income	46,346	32,818	28,885	(61,571)	46,478
Less: Net income attributable to non-controlling interest	—	—	130	2	132

Net income attributable to Oil States International, Inc.	$46,346	$32,818	$28,755	$(61,573)	$46,346

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2011
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)
REVENUES
Operating revenues	$—	$1,736,401	$747,166	$(188)	$2,483,379
Intercompany revenues	—	12,699	588	(13,287)	—

Total revenues	—	1,749,100	747,754	(13,475)	2,483,379

OPERATING EXPENSES
Cost of sales and services	—	1,427,704	432,533	(3,206)	1,857,031
Intercompany cost of sales and services	—	9,693	440	(10,133)	—
Selling, general and administrative expenses	28,987	60,532	42,383	—	131,902
Depreciation and amortization expense	588	60,652	76,086	(8)	137,318
Other operating (income)/expense	1,791	(219)	1,150	2	2,724

Operating income (loss)	(31,366)	190,738	195,162	(130)	354,404

Interest expense, net of capitalized interest	(35,810)	(976)	(58,520)	55,765	(39,541)
Interest income	10,288	6,569	40,329	(55,764)	1,422
Equity in earnings of unconsolidated affiliates	283,096	23,446	(714)	(305,979)	(151)
Other income/(expense)	—	669	846	—	1,515

Income before income taxes	226,208	220,446	177,103	(306,108)	317,649
Income tax provision	1,963	(47,893)	(42,827)	—	(88,757)

Net income	228,171	172,553	134,276	(306,108)	228,892
Less: Net income attributable to non-controlling interest	—	—	693	28	721

Net income attributable to Oil States International, Inc.	$228,171	$172,553	$133,583	$(306,136)	$228,171

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2010
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International
	Guarantor)	Subsidiaries	Guarantors	Adjustments	Inc.
	(In thousands)
REVENUES
Operating revenues	$—	$1,179,234	$535,991	$	$1,715,225
Intercompany revenues	—	21,751	557	(22,308)	—

Total revenues	—	1,200,985	536,548	(22,308)	1,715,225

OPERATING EXPENSES
Cost of sales and services	—	995,882	334,884	(6,172)	1,324,594
Intercompany cost of sales and services	—	15,933	203	(16,136)	—
Selling, general and administrative expenses	24,966	58,549	25,964	—	109,479
Depreciation and amortization expense	532	55,877	35,684	(5)	92,088
Other operating (income)/expense	347	(42)	811	—	1,116

Operating income (loss)	(25,845)	74,786	139,002	5	187,948

Interest expense	(9,794)	(435)	(380)	104	(10,505)
Interest income	—	50	369	(103)	316
Equity in earnings of unconsolidated affiliates	157,843	21,016	—	(178,715)	144
Other income/(expense)	—	1,001	(414)	—	587

Income before income taxes	122,204	96,418	138,577	(178,709)	178,490
Income tax provision	1,862	(17,241)	(38,609)	—	(53,988)

Net income	124,066	79,177	99,968	(178,709)	124,502
Less: Net income attributable to non-controlling interest	—	—	436	—	436

Net income attributable to Oil States International, Inc.	$124,066	$79,177	$99,532	$(178,709)	$124,066

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Balance Sheets

	September 30, 2011
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,317	$10,915	$77,619	$—	$118,851
Accounts receivable, net	—	351,200	228,249	—	579,449
Inventories, net	—	493,913	108,943	(26)	602,830
Prepaid expenses and other current assets	1,442	11,210	15,062	—	27,714

Total current assets	31,759	867,238	429,873	(26)	1,328,844

Property, plant and equipment, net	1,715	437,321	1,016,903	(132)	1,455,807
Goodwill, net	—	172,375	293,249	—	465,624
Other intangible assets, net	—	31,399	93,765	—	125,164
Investments in unconsolidated affiliates	1,981,524	220,157	1,020	(2,195,750)	6,951
Long-term intercompany receivables (payables)	680,168	(326,652)	(360,480)	6,964	—
Other noncurrent assets	41,927	437	12,258	—	54,622

Total assets	$2,737,093	$1,402,275	$1,486,588	$(2,188,944)	$3,437,012

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,727	$201,964	$99,213	$(1)	$329,903
Income taxes	(62,762)	63,999	5,646	—	6,883
Current portion of long-term debt and capitalized leases	186,397	2,432	8,693	—	197,522
Deferred revenue	—	47,467	20,140	—	67,607
Other current liabilities	—	5,592	102	—	5,694

Total current liabilities	152,362	321,454	133,794	(1)	607,609

Long-term debt and capitalized leases	775,032	9,463	115,981	—	900,476
Deferred income taxes	(9,328)	56,758	51,258	—	98,688
Other noncurrent liabilities	9,131	10,152	656	(449)	19,490

Total liabilities	927,197	397,827	301,689	(450)	1,626,263

Stockholders’ equity	1,809,896	1,004,448	1,184,241	(2,188,689)	1,809,896
Non-controlling interest	—	—	658	195	853

Total stockholders’ equity	1,809,896	1,004,448	1,184,899	(2,188,494)	1,810,749

Total liabilities and stockholders’ equity	$2,737,093	$1,402,275	$1,486,588	$(2,188,944)	$3,437,012

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Balance Sheets

	December 31, 2010
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$(180)	$1,170	$95,360	$—	$96,350
Accounts receivable, net	852	303,771	174,116	—	478,739
Inventories, net	—	429,427	72,008	—	501,435
Prepaid expenses and other current assets	6,243	10,796	6,441	—	23,480

Total current assets	6,915	745,164	347,925	—	1,100,004

Property, plant and equipment, net	1,930	394,335	856,422	(30)	1,252,657
Goodwill, net	—	171,135	304,087	—	475,222
Other intangible assets, net	—	34,894	104,527	—	139,421
Investments in unconsolidated affiliates	1,723,711	200,652	569	(1,918,995)	5,937
Long-term intercompany receivables (payables)	567,560	(50,475)	(524,050)	6,965	—
Other noncurrent assets	33,562	336	8,860	—	42,758

Total assets	$2,333,678	$1,496,041	$1,098,340	$(1,912,060)	$3,015,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,650	$202,503	$73,585	$1	$304,739
Income taxes	(31,363)	30,919	5,048	—	4,604
Current portion of long-term debt and capitalized leases	173,122	2,424	5,629	—	181,175
Deferred revenue	—	44,981	15,866	—	60,847
Other current liabilities	—	1,727	1,083	—	2,810

Total current liabilities	170,409	282,554	101,211	1	554,175

Long-term debt and capitalized leases	536,747	9,774	185,211	—	731,732
Deferred income taxes	(10,816)	48,642	43,372	—	81,198
Other noncurrent liabilities	9,432	10,141	837	(449)	19,961

Total liabilities	705,772	351,111	330,631	(448)	1,387,066

Stockholders’ equity	1,627,906	1,144,930	766,848	(1,911,778)	1,627,906
Non-controlling interest	—	—	861	166	1,027

Total stockholders’ equity	1,627,906	1,144,930	767,709	(1,911,612)	1,628,933

Total liabilities and stockholders’ equity	$2,333,678	$1,496,041	$1,098,340	$(1,912,060)	$3,015,999

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(66,088)	$169,441	$119,831	(110)	$223,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(334)	(98,697)	(272,244)	110	(371,165)
Acquisitions of businesses, net of cash acquired	—	(212)	—	—	(212)
Other, net	—	(1,388)	565	—	(823)

Net cash provided by (used in) investing activities	(334)	(100,297)	(271,679)	110	(372,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings (repayments), net	(346,742)	—	(49,166)	—	(395,908)
6 1 / 2% senior notes issued	600,000	—	—	—	600,000
Term loan repayments	(7,500)	—	(3,746)	—	(11,246)
Debt and capital lease payments	(14)	(344)	(608)	—	(966)
Issuance of common stock from share-based payment arrangements	11,559	—	—	—	11,559
Purchase of treasury stock	(12,632)	—	—	—	(12,632)
Excess tax benefits from share-based payment arrangements	7,966	—	—	—	7,966
Payment of financing costs	(13,129)	—	(23)	—	(13,152)
Proceeds from (funding of) accounts and notes with affiliates, net	(140,039)	(58,937)	198,976	—	—
Other, net	(2,550)	—	(1)	—	(2,551)

Net cash provided by (used in) financing activities	96,919	(59,281)	145,432	—	183,070

Effect of exchange rate changes on cash	—	—	(11,325)	—	(11,325)

Net change in cash and cash equivalents from continuing operations	30,497	9,863	(17,741)	—	22,619
Net cash used in discontinued operations operating activities	—	(118)	—	—	(118)
Cash and cash equivalents, beginning of period	(180)	1,170	95,360	—	96,350

Cash and cash equivalents, end of period	$30,317	$10,915	$77,619	—	$118,851

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
		(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(63,754)	$74,540	$142,599	—	$153,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(358)	(44,756)	(75,838)	—	(120,952)
Other, net	(1)	1,878	48	—	1,925

Net cash provided by (used in) investing activities	(359)	(42,878)	(75,790)	—	(119,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and capital lease payments	(22)	(296)	(39)	—	(357)
Issuance of common stock from share-based payment arrangements	14,165	—	—	—	14,165
Excess tax benefits from share-based payment arrangements	2,126	—	—	—	2,126
Proceeds from (funding of) accounts and notes with affiliates, net	41,865	(29,504)	(12,361)	—	—
Other, net	(1,404)	2	(4)	—	(1,406)

Net cash provided by (used in) financing activities	56,730	(29,798)	(12,404)	—	14,528

Effect of exchange rate changes on cash	—	—	(143)	—	(143)

Net change in cash and cash equivalents from continuing operations	(7,383)	1,864	54,262	—	48,743
Net cash used in discontinued operations operating activities	—	(105)	—	—	(105)
Cash and cash equivalents, beginning of period	7,148	148	82,446	—	89,742

Cash and cash equivalents, end of period	$(235)	$1,907	$136,708	—	$138,380

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
     During the quarter ended September 30, 2011, crude oil prices continued to exhibit volatility due to concerns about potential decreases in demand if the global economic recovery continues to lose momentum due to prolonged levels of high unemployment and weak consumer confidence and spending, along with fiscal uncertainty in the United States and Europe.
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
     Generally, our customers for oil sands and mining accommodations are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of 10 to in excess of 30 years and, consequently, these investments are dependent on those customers’ longer-term view of commodity demand and prices. Oil sands development activity has increased in the past year and has had a positive impact on our accommodations segment. Recent announcements have led to extensions of existing accommodations contracts and incremental accommodations contracts for us in Canada. In addition, several major oil companies and national oil companies have acquired oil sands leases over the past twelve months that should bode well for future oil sands investment and, as a result, demand for oil sands accommodations. Our Australian accommodations business is significantly influenced by increased metallurgical coal demand, especially from China and India. Metallurgical coal prices in China have strengthened recently and Chinese metallurgical coal demand is expected to increase for the second half of 2011 compared to the first half and likely result in another annual metallurgical coal import record. We are expanding our Australian accommodations capacity to meet increasing demand. Accommodations deployed to support onshore U.S. drilling activity in several of the active shale play regions have also favorably affected our results.
     Another factor that influences the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar and, to a lesser extent, the exchange rate between the U.S. dollar and the Australian dollar. Our accommodations segment has derived a majority of its revenues and operating income in Canada denominated in Canadian dollars. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. For the first nine months of 2011, the Canadian dollar was valued at an average exchange rate of U.S. $1.02 compared to U.S. $0.97 for the first nine months of 2010, an increase of 5%. This strengthening of the Canadian dollar had a positive impact on the translation of earnings generated from our Canadian subsidiaries and, therefore, the financial results of our accommodations segment. For the first nine months of 2011, the Australian dollar was valued at an average exchange rate of U.S. $1.04 compared to U.S. $0.90 for the first nine months of 2010, an increase of 16%.
     Our offshore products segment is also influenced significantly by our customers’ longer-term outlook for energy prices and provides highly engineered products for offshore oil and natural gas drilling and production systems and facilities. Sales of our offshore products and services depend primarily upon development of infrastructure for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for oil and natural gas prices.
     New order activity in our offshore products segment was limited beginning in the fourth quarter of 2008 and continued to decline throughout 2009 due to project postponements, cancellations and deferrals by customers as a result of the global economic recession and reduced oil prices. This reduction in order activity led to declines in our offshore products backlog and decreased revenues and profits in the first nine months of 2010. With the improvement in oil prices over the last two years along with the improved outlook for long-term oil demand, we began experiencing increased bidding and quoting activity for our offshore products in the second half of 2010 that continued throughout the first nine months of 2011. As a result of this increased activity, our backlog in offshore products has increased from $264.4 million as of September 30, 2010 to $513.9 million as of September 30, 2011. We anticipate global deepwater spending to continue with particular opportunities coming from Brazil, West Africa, South East Asia and Australia over the next twelve months.
     Our well site services and tubular services segments are significantly influenced by drilling and completion activity primarily in the U.S. and, to a lesser extent, Canada. Until recently, this activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques. However, with the rise in oil prices, the lower natural gas prices and the advancement of horizontal drilling and completion techniques, activity in North America is beginning to shift to a greater proportion of oil and liquids-rich gas drilling. The oil rig count in the U.S. now totals approximately 1,100 rigs, the highest count in over 20 years, comprising approximately 54% of total U.S. drilling activity.

     In our well site services segment, we provide rental tools and land drilling services. Demand for our drilling services is driven by land drilling activity in West Texas, where we primarily drill oil wells, and in the Rocky Mountains area in the U.S., where we drill both oil and natural gas wells. Our rental tools business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the rental tools business is primarily dependent upon the level and complexity of drilling, completion and workover activity throughout North America.
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

	Average Drilling Rig Count for
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
U.S. Land	1,911	1,604	1,800	1,458
U.S. Offshore	34	18	30	34

Total U.S.	1,945	1,622	1,830	1,492
Canada	443	361	406	332

Total North America	2,388	1,983	2,236	1,824

     The average North American rig count for the three months ended September 30, 2011 increased by 405 rigs, or 20%, compared to the three months ended September 30, 2010 largely due to growth in the U.S. land rig count.
     Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby impacting the pricing and margins of our tubular services segment. Recently, OCTG marketplace supply and demand has become more balanced. Increased supplies of OCTG have met the increased demand created by expanded drilling activity. Recent global steel prices have increased affecting the raw material costs of our OCTG suppliers. To date, we have realized modest OCTG price increases, which we have been able to pass through to our customers. The OCTG Situation Report indicates that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to approximately four to five months’ supply currently, which is considered closer to a normalized level measured against historical levels.
     During 2010, U.S. mills began increasing production and imports of steel have increased in the first part of 2011, particularly goods imported from Canada and Korea followed by India, Mexico and Japan. We believe this increase in supply has been in response to the approximately 20% year-over-year increase in the drilling rig count in the U.S.
Other Factors that Influence our Business
     While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors also influence our business, such as the pace of worldwide economic growth and the recovery in U.S. Gulf of Mexico drilling following the lifting of the government imposed drilling moratorium.
     Drilling activity in the U.S. Gulf of Mexico remains well below historical levels as a result of unprecedented events in the U.S. Gulf of Mexico following the Macondo well incident and resultant oil spill. A rescission of a moratorium on offshore drilling activity was effective in late 2010; however, increases in activity have been delayed by adjustments in operating procedures, compliance certifications, and lead times for permits and inspections, as a result of changes in the regulatory environment. In addition, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production. Uncertainties and delays caused by the new regulatory environment have had and are expected to continue to have an overall negative effect on Gulf of Mexico drilling activity.
     We continue to monitor the global economy, the demand for crude oil, coal and natural gas prices and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect that our 2011 capital expenditures will total approximately $635 million compared to 2010 capital expenditures of $182 million. A portion of this $635 million in spending may carry over into early 2012 depending upon delivery schedules and other factors. Our 2011 capital expenditures include funding to expand several of our Canadian and Australian accommodations facilities, to add incremental equipment in our rental tools business, to increase our fleet of modular, mobile camp assets in Canada and the U.S. and to complete projects in progress at December 31, 2010, including (i) the construction of the Henday Lodge accommodations facility in the Canadian oil sands, (ii) continued expansion of our Wapasu Creek, Beaver River and Athabasca Lodge accommodations facilities in the Canadian oil sands and (iii) ongoing maintenance capital requirements. Approximately 75% of our total expected 2011 capital expenditures will be spent in the accommodations segment. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals. In our tubular services segment, we remain focused on industry inventory levels, future drilling and completion activity and OCTG prices.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
			Variance				Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
Revenues
Well site services -
Rental tools	$127.2	$91.8	$35.4	39%	$347.4	$238.5	$108.9	46%
Drilling services	45.6	33.9	11.7	35%	119.7	98.4	21.3	22%

Total well site services	172.8	125.7	47.1	37%	467.1	336.9	130.2	39%
Accommodations	227.8	127.7	100.1	78%	627.8	395.2	232.6	59%
Offshore products	139.5	102.4	37.1	36%	399.7	311.4	88.3	28%
Tubular services	362.5	232.5	130.0	56%	988.8	671.7	317.1	47%

Total	$902.6	$588.3	$314.3	53%	$2,483.4	$1,715.2	$768.2	45%

Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Rental tools	$77.2	$58.7	$18.5	32%	$214.9	$154.0	$60.9	40%
Drilling services	31.8	26.7	5.1	19%	86.1	80.1	6.0	7%

Total well site services	109.0	85.4	23.6	28%	301.0	234.1	66.9	29%
Accommodations	117.0	72.4	44.6	62%	333.8	227.5	106.3	47%
Offshore products	100.1	74.3	25.8	35%	294.9	230.2	64.7	28%
Tubular services	339.8	216.5	123.3	57%	927.3	632.8	294.5	47%

Total	$665.9	$448.6	$217.3	48%	$1,857.0	$1,324.6	$532.4	40%

Gross margin
Well site services -
Rental tools	$50.0	$33.1	$16.9	51%	$132.5	$84.5	$48.0	57%
Drilling services	13.8	7.2	6.6	92%	33.6	18.3	15.3	84%

Total well site services	63.8	40.3	23.5	58%	166.1	102.8	63.3	62%
Accommodations	110.8	55.3	55.5	100%	294.0	167.7	126.3	75%
Offshore products	39.4	28.1	11.3	40%	104.8	81.2	23.6	29%
Tubular services	22.7	16.0	6.7	42%	61.5	38.9	22.6	58%

Total	$236.7	$139.7	$97.0	69%	$626.4	$390.6	$235.8	60%

Gross margin as a percentage of revenues
Well site services -
Rental tools	39%	36%			38%	35%
Drilling services	30%	21%			28%	19%
Total well site services	37%	32%			36%	31%
Accommodations	49%	43%			47%	42%
Offshore products	28%	27%			26%	26%
Tubular services	6%	7%			6%	6%
Total	26%	24%			25%	23%

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010
     We reported net income attributable to the Company for the quarter ended September 30, 2011 of $91.9 million, or $1.67 per diluted share. These results compare to net income attributable to the Company of $46.3 million, or $0.88 per diluted share, reported for the quarter ended September 30, 2010.
     Revenues. Consolidated revenues increased $314.3 million, or 53%, in the third quarter of 2011 compared to the third quarter of 2010.
     Our well site services segment revenues increased $47.1 million, or 37%, in the third quarter of 2011 compared to the third quarter of 2010. This increase was primarily due to increased rental tools revenues. Our rental tools revenues increased $35.4 million, or 39%, primarily due to increased demand for completion services with the increase in the U.S. rig count, a more favorable mix of higher value rentals, increased rental tools utilization, additional capital investment in rental tools and better pricing. Our drilling services revenues increased $11.7 million, or 35%, in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of increases in pricing, with average day rates rising to $16.5 thousand per day in the third quarter of 2011 from $14.0 thousand per day in the third quarter of 2010, and increased utilization of our rigs. Utilization of our drilling rigs increased from an average of 73% for the third quarter of 2010 to an average of 88% for the third quarter of 2011.
     Our accommodations segment reported revenues in the third quarter of 2011 that were $100.1 million, or 78%, above the third quarter of 2010. The increase in accommodations revenue resulted from the full quarter contribution from the recent acquisitions of The MAC and Mountain West and increased oil sands lodge revenues generated from increased room capacity. Revenues and average available rooms for our oil sands lodges increased 43% and 32%, respectively, in the third quarter of 2011 compared to the third quarter of 2010.
     Our offshore products segment revenues increased $37.1 million, or 36%, in the third quarter of 2011 compared to the third quarter of 2010. This increase was primarily the result of higher revenues from production orders and connector products coupled with the contribution from the Acute acquisition.
     Tubular services segment revenues increased $130.0 million, or 56%, in the third quarter of 2011 compared to the third quarter of 2010. This increase was the result of an increase in tons shipped from 118,500 in 2010 to 182,300 in 2011, an increase of 63,800 tons, or 54%, driven by increased drilling and completion activity.
     Cost of Sales and Service. Our consolidated cost of sales increased $217.3 million, or 48%, in the third quarter of 2011 compared to the third quarter of 2010 as a result of increased cost of sales at our tubular services segment of $123.3 million, or 57%, an increase at our accommodations segment of $44.6 million, or 62%, an increase at our offshore products segment of $25.8 million, or 35%, and an increase at our well site services segment of $23.6 million, or 28%. These cost of sales increases were directly related to the increases in segment revenues. Our consolidated gross margin as a percentage of revenues increased from 24% in the third quarter of 2010 to 26% in the third quarter of 2011 primarily due to the increased proportion of relatively higher margin accommodations segment revenues in 2011 compared to 2010.
     Our well site services segment cost of sales increased $23.6 million, or 28%, in the third quarter of 2011 compared to the third quarter of 2010 as a result of a $18.5 million, or 32%, increase in rental tools services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 32% in the third quarter of 2010 to 37% in the third quarter of 2011. Our rental tool gross margin as a percentage of revenues increased from 36% in the third quarter of 2010 to 39% in the third quarter of 2011 primarily due to a more favorable mix of higher value rentals and improved pricing along with higher fixed cost absorption as a result of increased rental tools utilization. Our drilling services cost of sales increased $5.1 million, or 19%, in the third quarter of 2011 compared to the third quarter of 2010. Our drilling services gross margin as a percentage of revenues increased from 21% in the third quarter of 2010 to 30% in the third quarter of 2011 primarily due to the increase in day rates.
     Our accommodations segment cost of sales increased $44.6 million, or 62%, in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of operating costs associated with the acquisitions of The MAC and Mountain West and a $12.9 million, or 19%, increase in the cost of sales of our Canadian accommodations business primarily due to increased revenues and the strengthening of the Canadian dollar. Our accommodations segment gross margin as a percentage of revenues increased from 43% in the third quarter of 2010 to 49% in the third quarter of 2011 primarily as a result of higher margins realized in our lodges and villages.
     Our offshore products segment cost of sales increased $25.8 million, or 35%, in the third quarter of 2011 compared to the third quarter of 2010 primarily due to increased revenues. Our offshore products segment gross margin as a percentage of revenues increased from 27% in the third quarter of 2010 to 28% in the third quarter of 2011 primarily due to product mix.
     Our tubular services segment cost of sales increased $123.3 million, or 57%, in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of an increase in tons shipped. Our tubular services segment gross margin as a percentage of revenues decreased from 7% in the third quarter of 2010 to 6% in the third quarter of 2011 primarily due to product mix.
     Selling, General and Administrative Expenses. Selling, general and administrative expense (SG&A) increased $8.3 million, or 22%, in the third quarter of 2011 compared to the third quarter of 2010 due primarily to SG&A expense associated with the inclusion of The MAC, which added $3.1 million in SG&A expense in the third quarter of 2011, an increased accrual for incentive bonuses, an increase in stock-based compensation expense, an increase in advertising and trade show expenses and higher SG&A costs in our Canadian accommodations business due to the strengthening of the Canadian dollar. SG&A was 5.0% of revenues in the third quarter of 2011 compared to 6.3% of revenues in the third quarter of 2010.
     Depreciation and Amortization. Depreciation and amortization expense increased $16.5 million, or 54%, in the third quarter of 2011 compared to the same period in 2010 due primarily to $12.7 million in depreciation and amortization expense associated with acquisitions made in the fourth quarter of 2010 and capital expenditures made during the previous twelve months largely related to investments made in our Canadian accommodations business.
     Operating Income. Consolidated operating income increased $74.1 million, or 105%, in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of an increase in operating income from our well site services segment of $26.0 million, or 174%, largely due to the more favorable mix of higher value rentals, improved pricing and increased rental tools utilization. Operating income in our accommodations segment also increased due to the addition of operating income from The MAC and an increase in operating income from our oil sands lodges due to increased room capacity. Operating income from our offshore products segment increased $10.3 million, or 71%.
     Interest Expense and Interest Income. Net interest expense increased by $13.2 million, or 388%, in the third quarter of 2011 compared to the third quarter of 2010 due to increased debt levels, including interest expense on the 6 1/2% Notes, and an increase in non-cash interest expense as a result of the amortization of debt issuance costs on our revolving credit and term loan facilities. The weighted average interest rate on borrowings outstanding under the Company’s revolving credit and term loan facilities was 3.1% in the third quarter of 2011 compared to 3.3% in the third quarter of 2010. The increase in the weighted average interest rate on the Company’s revolving credit facilities in 2011 compared to 2010 is primarily due to outstanding amounts borrowed under our Australian facility, which has a higher interest rate than the U.S. or Canadian facilities.
     Income Tax Expense. Our income tax provision for the three months ended September 30, 2011 totaled $36.5 million, or 28.4% of pretax income, compared to income tax expense of $20.6 million, or 30.7% of pretax income, for the three months ended September 30, 2010. The decrease in the effective tax rate from the prior year was largely the result of foreign sourced income in 2011 being taxed at lower statutory rates compared to 2010.
NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010
     We reported net income attributable to the Company for the nine months ended September 30, 2011 of $228.2 million, or $4.15 per diluted share. These results compare to net income attributable to the Company of $124.1 million, or $2.37 per diluted share, reported for the nine months ended September 30, 2010.
     Revenues. Consolidated revenues increased $768.2 million, or 45%, in the first nine months of 2011 compared to the first nine months of 2010.

     Our well site services segment revenues increased $130.2 million, or 39%, in the first nine months of 2011 compared to the first nine months of 2010. This increase was primarily due to significantly increased rental tools revenues. Our rental tools revenues increased $108.9 million, or 46%, primarily due to increased demand for completion services with the increase in the U.S. rig count, a more favorable mix of higher value rentals, increased rental tools utilization, additional capital investment in rental tools and better pricing. Our drilling services revenues increased $21.3 million, or 22%, in the first nine months of 2011 compared to the first nine months of 2010 primarily as a result of increases in pricing, with average day rates rising to $16.1 thousand per day in the first nine months of 2011 from $14.0 thousand per day in the first nine months of 2010, and increased utilization of our rigs. Utilization of our drilling rigs increased from an average of 72% for the first nine months of 2010 to an average of 80% for the first nine months of 2011.
     Our accommodations segment reported revenues in the first nine months of 2011 that were $232.6 million, or 59%, above the first nine months of 2010. The increase in accommodations revenue resulted from the contribution from the recent acquisitions of The MAC and Mountain West and increased oil sands lodge revenues generated from increased room capacity. Revenues and average available rooms for our oil sands lodges increased 41% and 29%, respectively, in the first nine months of 2011 compared to the first nine months of 2010.
     Our offshore products segment revenues increased $88.3 million, or 28%, in the first nine months of 2011 compared to the first nine months of 2010. This increase was primarily the result of higher demand for production orders and elastomer products and contributions from the acquisition of Acute.
     Tubular services segment revenues increased $317.1 million, or 47%, in the first nine months of 2011 compared to the first nine months of 2010. This increase was a result of an increase in tons shipped from 354,600 in 2010 to 510,000 in 2011, an increase of 155,400 tons, or 44%, driven by increased drilling and completion activity.
     Cost of Sales and Service. Our consolidated cost of sales increased $532.4 million, or 40%, in the first nine months of 2011 compared to the first nine months of 2010 as a result of increased cost of sales at our tubular services segment of $294.5 million, or 47%, an increase at our accommodations segment of $106.3 million, or 47%, an increase at our well site services segment of $66.9 million, or 29%, and an increase at our offshore products segment of $64.7 million, or 28%. These cost of sales increases were directly related to the increases in segmental revenues. Our consolidated gross margin as a percentage of revenues increased from 23% in the first nine months of 2010 to 25% in the first nine months of 2011 primarily due to the increased proportion of relatively higher margin accommodations and well site services segment revenues in 2011 compared to 2010 and higher margins realized in our accommodations and well site services segments, partially offset by an increased proportion of relatively lower margin tubular services segment revenues in 2011 compared to 2010.
     Our well site services segment cost of sales increased $66.9 million, or 29%, in the first nine months of 2011 compared to the first nine months of 2010 as a result of a $60.9 million, or 40%, increase in rental tools services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 31% in the first nine months of 2010 to 36% in the first nine months of 2011. Our rental tools gross margin as a percentage of revenues increased from 35% in the first nine months of 2010 to 38% in the first nine months of 2011 primarily due to a more favorable mix of higher value rentals and improved pricing along with higher fixed cost absorption as a result of increased rental tools utilization. Our drilling services cost of sales increased $6.0 million, or 7%, in the first nine months of 2011 compared to the first nine months of 2010. Our drilling services gross margin as a percentage of revenues increased from 19% in the first nine months of 2010 to 28% in the first nine months of 2011 primarily due to an increase in day rates and improved cost absorption.
     Our accommodations segment cost of sales increased $106.3 million, or 47%, in the first nine months of 2011 compared to the first nine months of 2010 primarily as a result of operating costs associated with the acquisitions of The MAC and Mountain West and a $29.7 million, or 14%, increase in the cost of sales of our Canadian accommodations business primarily due to increased revenues. Our accommodations segment gross margin as a percentage of revenues increased from 42% in the first nine months of 2010 to 47% in the first nine months of 2011 primarily due to higher margins realized in our lodges and villages.

     Our offshore products segment cost of sales increased $64.7 million, or 28%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increased revenues. Our offshore products segment gross margin as a percentage of revenues was 26% in the first nine months of 2010 and 2011.
     Tubular services segment cost of sales increased by $294.5 million, or 47%, primarily as a result of an increase in tons shipped. Our tubular services segment gross margin as a percentage of revenues was 6% in the first nine months of 2010 and 2011.
     Selling, General and Administrative Expenses. SG&A increased $22.4 million, or 20%, in the first nine months of 2011 compared to the first nine months of 2010 due primarily to SG&A expense associated with the inclusion of The MAC, which added $9.1 million in SG&A expense in the first nine months of 2011, increased accrual for incentive bonuses, increased employee-related costs, higher SG&A costs in our Canadian accommodations business due to the strengthening of the Canadian dollar, an increase in stock-based compensation expense and increased ad valorem taxes. SG&A was 5.3% of revenues in the first nine months of 2011 compared to 6.4% of revenues in the first nine months of 2010.
     Depreciation and Amortization. Depreciation and amortization expense increased $45.2 million, or 49%, in the first nine months of 2011 compared to the same period in 2010 due primarily to $35.8 million in depreciation and amortization expense associated with acquisitions made in the fourth quarter of 2010 and capital expenditures made during the previous twelve months largely related to investments made in our Canadian accommodations business.
     Operating Income. Consolidated operating income increased $166.5 million, or 89%, in the first nine months of 2011 compared to the first nine months of 2010 primarily as a result of an increase in operating income from our well site services segment of $72.4 million, or 271%, largely due to the more favorable mix of higher value rentals, improved pricing and increased rental tools utilization, and the addition of operating income from The MAC. In addition, operating income from our tubular services segment increased $20.4 million, or 74%, in the first nine months of 2011 compared to the first nine months of 2010 primarily as a result of the increase in tons shipped and operating income from our offshore products segment increased $17.1 million, or 40%. Operating income in the first nine months of 2011 included $1.6 million in acquisition related expenses for transactions closed in the fourth quarter of 2010.
     Interest Expense and Interest Income. Net interest expense increased by $27.9 million, or 274%, in the first nine months of 2011 compared to the first nine months of 2010 due to increased debt levels, including interest expense on the 6 1/2% Notes, and an increase in non-cash interest expense as a result of the amortization of debt issuance costs on our revolving credit and term loan facilities. The weighted average interest rate on borrowings outstanding under the Company’s revolving credit and term loan facilities was 3.0% in the first nine months of 2011 compared to 2.5% in the first nine months of 2010. Interest income increased as a result of increased cash balances in interest bearing accounts.
     Income Tax Expense. Our income tax provision for the nine months ended September 30, 2011 totaled $88.8 million, or 27.9% of pretax income, compared to income tax expense of $54.0 million, or 30.2% of pretax income, for the nine months ended September 30, 2010. The decrease in the effective tax rate from the prior year was largely the result of foreign sourced income in 2011 being taxed at lower statutory rates compared to 2010.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, which, in the past, have included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, increasing and replacing rental tools assets, adding drilling rigs, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings.
     Cash totaling $223.1 million was provided by operations during the first nine months of 2011 compared to cash totaling $153.4 million provided by operations during the first nine months of 2010. During the first nine months of 2011, $171.0 million was used to fund working capital, primarily due to increased raw materials inventory and receivables in our offshore products segment due to increased activity levels coupled with increased investments in working capital for our tubular services segment. During the first nine months of 2010, $76.2 million was used to fund working capital, primarily due to increased OCTG inventory levels in our tubular services segment to meet increasing demand.
     Cash was used in investing activities during the nine months ended September 30, 2011 and 2010 in the amount of $372.2 million and $119.0 million, respectively. Capital expenditures totaled $371.2 million and $121.0 million during the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures in both years consisted principally of purchases of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments and, in 2011, Australian mining related accommodations facilities.
     We currently expect to spend a total of approximately $635 million for capital expenditures during 2011 to expand our Canadian oil sands and Australian mining related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. A portion of this $635 million in spending may carry over into early 2012 depending upon delivery schedules and other factors. Approximately 75% of our total expected 2011 capital expenditures will be spent in the accommodations segment. We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our revolving credit facilities or other corporate borrowings. The foregoing capital expenditure budget does not include any funds for opportunistic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
     Net cash of $183.1 million was provided by financing activities during the nine months ended September 30, 2011, primarily as a result of proceeds from the issuance in the second quarter of 2011 of $600 million aggregate principal amount of 6 1/2% senior unsecured notes due in 2019, offset by net repayments of outstanding amounts under our revolving credit facilities. We spent $13.2 million in financings costs in the first nine months of 2011. A total of $14.5 million was provided by financing activities during the nine months ended September 30, 2010, primarily as a result of the issuance of common stock as a result of stock option exercises.
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
     Stock Repurchase Program. On August 27, 2010, the Company announced that its Board of Directors authorized $100 million for the repurchase of the Company’s common stock, par value $.01 per share. The authorization replaced the prior share repurchase authorization, which expired on December 31, 2009. The Company presently has approximately 51.2 million shares of common stock outstanding. The Board of Directors’ authorization is limited in duration and expires on September 1, 2012. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. Through September 30, 2011, a total of $12.6 million of our stock (209,300 shares) had been repurchased under this program, all of which were purchased in the third quarter of 2011, leaving a total authorization of up to approximately $87.4 million remaining available under the program.
     Credit Facilities. On December 10, 2010, we replaced our existing $500 million bank credit facility with $1.05 billion in senior credit facilities governed by the Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement consists of a U.S. revolving credit facility, a U.S. term loan, a Canadian revolving facility, and a Canadian term loan. The new facilities increased the total commitments available from $500 million under the previous facilities to $1.05 billion. In connection with the execution of the Credit Agreement, the Total U.S. Commitments (as defined in the Credit Agreement) were increased from U.S. $325 million to U.S. $700 million

(including $200 million in term loans), and the total Canadian Commitments (as defined in the Credit Agreement) were increased from U.S. $175 million to U.S. $350 million (including $100 million in term loans). The maturity date of the Credit Agreement is December 10, 2015. The aggregate principal of the term loans is repayable at a rate of 1.25% per quarter in 2011 and 2.5% per quarter thereafter until maturity on December 10, 2015 when the remaining principal is due. We currently have 19 lenders in our Credit Agreement with commitments ranging from $26.6 million to $150 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.
     As of September 30, 2011, we had $285.5 million outstanding under the Credit Agreement and an additional $23.7 million of outstanding letters of credit, leaving $729.6 million available to be drawn under the facilities.
     On July 13, 2011, The MAC entered into a A$150 million Facility Agreement with National Australia Bank Limited. The Facility Agreement amended The MAC’s existing A$75 million revolving loan facility on substantially the same terms, including the maturity date of the Facility Agreement of November 30, 2013. As of September 30, 2011, we had A$31 million outstanding under the Australian facility and an additional A$2.3 million of outstanding letters of credit, leaving A$116.7 million available to be drawn under this facility.
     Our total debt represented 37.7% of our combined total debt and shareholders’ equity at September 30, 2011 compared to 35.9% at December 31, 2010 and 9.9% at September 30, 2010. As of September 30, 2011, the Company was in compliance with all of its debt covenants.
     6 1/2% Notes. On June 1, 2011, the Company sold $600 million aggregate principal amount of 6 1/2% senior unsecured notes (6 1/2% Notes) due 2019 through a private placement to qualified institutional buyers.
     The 6 1/2% Notes are senior unsecured obligations of the Company, are guaranteed by our U.S. subsidiaries (the Guarantors), bear interest at a rate of 6 1/2% per annum and mature on June 1, 2019. At any time prior to June 1, 2014, the Company may redeem up to 35% of the 6 1/2% Notes at a redemption price of 106.500% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings. Prior to June 1, 2014, the Company may redeem some or all of the 6 1/2% Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after June 1, 2014, the Company may redeem some or all of the 6 1/2% Notes at redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date. The optional redemption prices as a percentage of principal amount are as follows:

Twelve Month Period Beginning
June 1,	% of Principal Amount
2014	104.875%
2015	103.250%
2016	101.625%
2017	100.000%
     In connection with the note offering, the Company, the Guarantors of the 6 1/2% Notes and the initial purchasers entered into a registration rights agreement at the closing of the offering. Pursuant to the registration rights agreement, the Company and the Guarantors agreed, subject to certain exceptions, to use commercially reasonable efforts to file with the Commission and cause to become effective a registration statement relating to an offer to exchange the 6 1/2% Notes for an issue of Commission-registered 6 1/2% Notes with substantially identical terms. All of the 6 1/2% Notes were so exchanged in October 2011.
     The Company utilized approximately $515 million of the net proceeds of the 6 1/2% Note offering in June 2011 to repay borrowings under its senior secured credit facilities. The remaining net proceeds of approximately $75 million were utilized for general corporate purposes.
     On June 1, 2011, in connection with the issuance of the 6 1/2% Notes, the Company entered into an Indenture (the Indenture), among the Company, the Guarantors and Wells Fargo Bank, N.A., as trustee. The Indenture restricts the Company’s ability and the ability of the Guarantors to: (i) incur additional debt; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 6 1/2% Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The Indenture contains customary events of default. As of September 30, 2011, the Company was in compliance with all covenants of the 6 1/2% Notes.
     2 3/8% Notes. As of September 30, 2011, we had classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a current liability based on the first put/call date of July 6, 2012. If certain contingent conversion thresholds based on the Company’s stock price are met and a 2 3/8% Note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they will receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. As of September 30, 2011, the contingent conversion thresholds were met and, as a result, 2 3/8% Note holders could present their notes for conversion during the quarter following the September 30, 2011 measurement date. As of September 30, 2011, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Based on recent trading patterns of the 2 3/8% Notes, we do not currently expect any significant amount of the 2 3/8% Notes to convert before the first put/call date of July 6, 2012. Should a holder convert their 2 3/8% Notes, we would utilize our existing credit facilities to fund the cash portion of the conversion value.
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
     We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2011, we had floating-rate obligations totaling approximately $315.7 million drawn under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2011 levels, our consolidated interest expense would increase by a total of approximately $3.2 million annually.
     Foreign Currency Exchange Rate Risk
     Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2011, our realized foreign exchange losses were $1.4 million and are included in other operating (income) expense in the condensed consolidated statements of income.
     Some of our foreign operations are conducted through wholly-owned foreign subsidiaries that have functional currencies other than the U.S. dollar. We currently have subsidiaries whose functional currencies are the Canadian dollar and Australian dollar. Assets and liabilities from these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date. The resulting translation gains or losses are reflected as accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated balance sheets.

ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     In August 2011, we completed the implementation of a new financial and inventory accounting system in our tubular services segment. We believe the new software will enhance our internal controls over financial reporting, and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change. We will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective.
     During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), other than described above, that have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of Equity Securities

					Total Number of		Approximate
					Shares Purchased		Dollar Value of Shares
					as Part of		That May Yet Be
	Total Number of		Average Price Paid		Publicly Announced		Purchased Under the
Period	Shares Purchased		per Share		Program		Program(1)
July 1, 2011 —	891	(2)	$ 83.67	(3)	—		$100,000,000
July 31, 2011
August 1, 2011 —	191,538	(4)	$ 61.20	(5)	191,400	(6)	$88,286,379
August 31, 2011
September 1, 2011 -	17,900		$ 51.32	(7)	17,900	(6)	$87,367,801
September 30, 2011
Total	210,329		$ 60.46		209,300		$87,367,801

(1)	On August 27, 2010, we announced a share repurchase program of up to $100,000,000. The share repurchase program expires on September 1, 2012.

(2)	Shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)	The price paid per share was based on the weighted average closing price of our Company’s common stock on July 7, 2011, July 9, 2011 and July 11, 2011, which represent the dates the restrictions lapsed on such shares.

(4)	Included in these shares are 138 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)	The price paid per share was based on the weighted average closing price of our Company’s common stock on August 13, 2011, which represents the date the restrictions lapsed on such shares, and on the dates in which we repurchased shares under our common stock repurchase program.

(6)	Represents shares of common stock repurchased by us pursuant to our publicly announced common stock repurchase program.

(7)	The price paid per share was based on the weighted average closing price of our Company’s common stock on the date in which we repurchased shares under our common stock repurchase program.
Sales of Unregistered Securities
     As of September 30, 2011, certain contingent conversion thresholds for our 2 3/8% Notes were met based on the Company’s stock price and, as a result, the 2 3/8 % Note holders could present their notes for conversion during the quarter following the September 30, 2011 measurement date. If a 2 3/8% Note holder chooses to present their notes for conversion during a future quarter prior to the first put/call date in July 2012, they will receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. During the quarter ended September 30, 2011, a holder converted 10 of our 2 3/8% Notes (principal amount of $10,000) for cash of $10,000 plus 189 shares of our common stock.

ITEM 6. Exhibits
(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

10.3	—	Facility Agreement dated July 13, 2011, between The MAC Services Group Pty Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 15, 2011 (File No. 001-16337)).

Exhibit No.		Description
31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OIL STATES INTERNATIONAL, INC.

Date:	November 4, 2011	By	/s/ BRADLEY J. DODSON

Bradley J. Dodson Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 4, 2011	By	/s/ ROBERT W. HAMPTON

Robert W. Hampton Senior Vice President — Accounting and Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001(File No. 001-16337)).

10.3	—	Facility Agreement dated July 13, 2011, between The MAC Services Group Pty Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 15, 2011 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.		Description
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.