Form 10-Q
period 2012-03-31
OIL STATES INTERNATIONAL, INC
filed 2012-04-30
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Registrant had 51,639,172 shares of common stock, par value $0.01, outstanding and 3,555,441 shares of treasury stock as of April 25, 2012.

OIL STATES INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Revenues	$1,098,992	$760,441

Costs and expenses:
Cost of sales and services	795,797	574,398
Selling, general and administrative expenses	47,739	43,708
Depreciation and amortization expense	50,665	45,151
Other operating expense	544	2,408

	894,745	665,665

Operating income	204,247	94,776

Interest expense, net of capitalized interest	(17,944)	(10,249)
Interest income	297	1,013
Equity in earnings of unconsolidated affiliates	420	51
Other income	1,735	143

Income before income taxes	188,755	85,734
Income tax expense	(53,283)	(23,383)

Net income	135,472	62,351
Less: Net income attributable to noncontrolling interest	407	274

Net income attributable to Oil States International, Inc.	$135,065	$62,077

Net income per share attributable to Oil States International, Inc. common stockholders
Basic	$2.63	$1.22
Diluted	$2.43	$1.13

Weighted average number of common shares outstanding:
Basic	51,430	50,936
Diluted	55,557	54,852

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Net income	$135,472	$62,351

Other comprehensive income:
Foreign currency translation adjustment	25,246	30,663

Total other comprehensive income	25,246	30,663

Comprehensive income	160,718	93,014
Comprehensive income attributable to noncontrolling interest	(425)	(298)

Comprehensive income attributable to Oil States International, Inc.	$160,293	$92,716

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31, 2012	DECEMBER 31, 2011
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$70,651	$71,721
Accounts receivable, net	842,970	732,240
Inventories, net	727,824	653,698
Prepaid expenses and other current assets	23,681	32,000

Total current assets	1,665,126	1,489,659

Property, plant, and equipment, net	1,624,072	1,557,088
Goodwill, net	470,990	467,450
Other intangible assets, net	125,507	127,602
Other noncurrent assets	62,070	61,842

Total assets	$3,947,765	$3,703,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$372,789	$348,957
Income taxes	32,398	10,395
Current portion of long-term debt and capitalized leases	32,549	34,435
Deferred revenue	69,620	75,497
Other current liabilities	6,567	5,665

Total current liabilities	513,923	474,949

Long-term debt and capitalized leases	1,169,012	1,142,505
Deferred income taxes	101,211	97,377
Other noncurrent liabilities	26,672	25,538

Total liabilities	1,810,818	1,740,369

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 55,189,013 shares and 54,803,539 shares issued, respectively, and 51,633,572 shares and 51,288,750 shares outstanding, respectively	552	548
Additional paid-in capital	562,075	545,730
Retained earnings	1,585,651	1,450,586
Accumulated other comprehensive income	99,617	74,371
Treasury stock, at cost, 3,555,441 and 3,514,789 shares, respectively	(112,489)	(109,079)

Total Oil States International, Inc. stockholders’ equity	2,135,406	1,962,156

Noncontrolling interest	1,541	1,116

Total stockholders’ equity	2,136,947	1,963,272

Total liabilities and stockholders’ equity	$3,947,765	$3,703,641

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Cash flows from operating activities:
Net income	$135,472	$62,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,665	45,151
Deferred income tax provision	1,727	4,883
Excess tax benefits from share-based payment arrangements	(5,175)	(4,439)
Gains on disposals of assets	(1,326)	(315)
Non-cash compensation charge	4,399	3,424
Accretion of debt discount	2,035	1,895
Amortization of deferred financing costs	1,800	1,390
Other, net	(18)	201
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(105,007)	(35,798)
Inventories	(71,062)	(28,499)
Accounts payable and accrued liabilities	21,445	(10,948)
Taxes payable	33,731	4,010
Other current assets and liabilities, net	(1,469)	(7,094)

Net cash flows provided by operating activities	67,217	36,212

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(101,402)	(92,609)
Acquisitions of businesses, net of cash acquired	—	(212)
Proceeds from sale of equipment	1,636	625
Other, net	(1,189)	(1,241)

Net cash flows used in investing activities	(100,955)	(93,437)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	29,941	50,757
Term loan repayments	(7,526)	(3,785)
Debt and capital lease repayments	(2,183)	(298)
Issuance of common stock from share-based payment arrangements	6,775	6,377
Excess tax benefits from share-based payment arrangements	5,175	4,439
Other, net	(3,425)	(2,741)

Net cash flows provided by financing activities	28,757	54,749

Effect of exchange rate changes on cash	3,966	3,177

Net increase (decrease) in cash and cash equivalents from continuing operations	(1,015)	701
Net cash used in discontinued operations – operating activities	(55)	(78)
Cash and cash equivalents, beginning of period	71,721	96,350

Cash and cash equivalents, end of period	$70,651	$96,973

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

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K).

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

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures. In December 2011, the FASB issued an amendment deferring the effective date of the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income. We adopted this standard in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2012 and the adoption of this standard did not have a material effect on our consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts is presented below (in thousands):

	MARCH 31, 2012	DECEMBER 31, 2011
Accounts receivable, net:
Trade	$604,229	$553,481
Unbilled revenue	240,410	180,273
Other	2,521	2,449

Total accounts receivable	847,160	736,203
Allowance for doubtful accounts	(4,190)	(3,963)

	$842,970	$732,240

	MARCH 31, 2012	DECEMBER 31, 2011
Inventories, net:
Tubular goods	$473,070	$420,519
Other finished goods and purchased products	97,190	80,184
Work in process	68,896	76,353
Raw materials	99,581	86,672

Total inventories	738,737	663,728
Allowance for obsolescence	(10,913)	(10,030)

	$727,824	$653,698

	ESTIMATED USEFUL LIFE	MARCH 31, 2012	DECEMBER 31, 2011
Property, plant and equipment, net:
Land		$49,420	$48,989
Buildings and leasehold improvements (1)	1-40 years	166,003	154,233
Machinery and equipment	1-29 years	352,627	355,798
Accommodations assets (1)	2-15 years	1,196,411	1,160,661
Rental tools	4-10 years	220,369	199,084
Office furniture and equipment	1-10 years	49,186	48,081
Vehicles	2-10 years	103,130	100,554
Construction in progress		213,153	166,371

Total property, plant and equipment		2,350,299	2,233,771
Accumulated depreciation		(726,227)	(676,683)

		$1,624,072	$1,557,088

	MARCH 31, 2012	DECEMBER 31, 2011
Accounts payable and accrued liabilities:
Trade accounts payable	$283,865	$252,209
Accrued compensation	36,307	61,394
Accrued interest	14,578	6,035
Insurance liabilities	12,753	12,396
Accrued taxes, other than income taxes	12,924	5,889
Liabilities related to discontinued operations	2,070	2,125
Other	10,292	8,909

	$372,789	$348,957

(1)	As of December 31, 2011, we have reclassified $54.7 million in buildings and leasehold improvements to accommodations assets for comparability purposes.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

4. EARNINGS PER SHARE

The calculation of earnings per share attributable to the Company is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31
	2012	2011
Basic earnings per share:
Net income attributable to Oil States International, Inc.	$135,065	$62,077

Weighted average number of shares outstanding	51,430	50,936

Basic earnings per share	$2.63	$1.22

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$135,065	$62,077

Weighted average number of shares outstanding	51,430	50,936
Effect of dilutive securities:
Options on common stock	578	727
2 3/8% Convertible Senior Subordinated Notes	3,361	2,988
Restricted stock awards and other	188	201

Total shares and dilutive securities	55,557	54,852

Diluted earnings per share	$2.43	$1.13

Our calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 excludes 343,500 shares and 176,548 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5. GOODWILL

Changes in the carrying amount of goodwill for the three month period ended March 31, 2012 are as follows (in thousands):

	Well Site Services
	Rental Tools and Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Tubular Services	Total
Balance as of December 31, 2010
Goodwill	$170,034	$22,767	$192,801	$299,062	$100,654	$62,863	$655,380
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	75,506	—	75,506	299,062	100,654	—	475,222
Goodwill acquired and purchase price adjustments	—	—	—	(9,826)	315	—	(9,511)
Foreign currency translation and other changes	(323)	—	(323)	2,087	(25)	—	1,739

	75,183	—	75,183	291,323	100,944	—	467,450

Balance as of December 31, 2011
Goodwill	169,711	22,767	192,478	291,323	100,944	62,863	647,608
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	75,183	—	75,183	291,323	100,944	—	467,450
Foreign currency translation and other changes	256 75,439	— —	256 75,439	3,126 294,449	158 101,102	— —	3,540 470,990

Balance as of March 31, 2012

Goodwill	169,967	22,767	192,734	294,449	101,102	62,863	651,148
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	—	—	(62,863)	(180,158)

	$75,439	$—	$75,439	$294,449	$101,102	$—	$470,990

6. DEBT

As of March 31, 2012 and December 31, 2011, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(Unaudited)
U.S. revolving credit facility, which matures December 10, 2015, with available commitments up to $500 million and with a weighted average interest rate of 3.4% for the three month period ended March 31, 2012	$105,428	$68,065
U.S. term loan, which matures December 10, 2015, of $200 million; 2.5% of aggregate principal repayable per quarter; weighted average interest rate of 2.6% for the three month period ended March 31, 2012	185,000	190,000
Canadian revolving credit facility, which matures on December 10, 2015, with available commitments up to $250 million and with a weighted average interest rate of 4.3% for the three month period ended March 31, 2012	—	—
Canadian term loan, which matures December 10, 2015, of $100 million; 2.5% of aggregate principal repayable per quarter; weighted average interest rate of 3.5% for the three month period ended March 31, 2012	92,963	93,795
Australian revolving credit facility, which matures November 30, 2013, with available commitments up to A$150 million and with a weighted average interest rate of 6.5% for the three month period ended March 31, 2012	36,284	43,050
6 1/2% senior unsecured notes—due June 2019	600,000	600,000
2 3/8% contingent convertible senior subordinated notes, net due 2025	172,919	170,884
Subordinated unsecured notes payable to sellers of businesses, fixed interest rate of 6%, which mature in December 2012	2,000	4,000
Capital lease obligations and other debt	6,967	7,146

Total debt	1,201,561	1,176,940
Less: Current portion	32,549	34,435

Total long-term debt and capitalized leases	$1,169,012	$1,142,505

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

As of March 31, 2012, we classified the $175.0 million principal amount of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes), net of unamortized discount, as a noncurrent liability based on our ability and intent to refinance the 2 3/8% Notes utilizing borrowings available under our senior secured credit facilities. As of March 31, 2012, the contingent conversion thresholds were met and, as a result, 2 3/8% Note holders could present their notes for conversion during the quarter following the March 31, 2012 measurement date. As of March 31, 2012, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Should a 2 3/8% Note holder convert their notes, we would utilize our existing credit facilities to fund the cash portion of the conversion value.

The following table presents the carrying amount of our 2 3/8% Notes in our condensed consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011
Carrying amount of the equity component in additional paid-in capital	$28,434	$28,434
Principal amount of the liability component	$174,990	$174,990
Less: Unamortized discount	2,071	4,106

Net carrying amount of the liability component	$172,919	$170,884

Unamortized Discount – 2 3/8% Notes

The effective interest rate of 7.17% has been applied as of the issuance date for our 2 3/8% Notes in accordance with ASC 470-20 – Debt with Conversion and Other Options. Interest expense on the 2 3/8% Notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Interest expense	$3,074	$2,934

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

March 31, 2012
Remaining period over which discount will be amortized	3 months
Conversion price	$31.75
Number of shares to be delivered upon conversion (1)	3,269,759
Conversion value in excess of principal amount (in thousands) (1)	$255,237
Derivative transactions entered into in connection with the convertible notes	None

(1)	Calculation is based on the Company’s March 30, 2012 closing stock price of $78.06.

On July 13, 2011, The MAC Services Group Limited (The MAC) entered into a A$150 million revolving loan facility governed by a Facility Agreement (the Facility Agreement) between The MAC and National Australia Bank Limited, which is guaranteed by the Company. The Facility Agreement amended The MAC’s existing A$75 million revolving loan facility on substantially the same terms, including the maturity date of the Facility Agreement of November 30, 2013. As of March 31, 2012, we had A$35 million outstanding under the Australian facility leaving A$115 million available to be drawn under this facility.

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, and debt instruments. The Company believes that the carrying values of these instruments, other than our 2 3/8% Notes and our 6 1/2% Notes, on the accompanying consolidated balance sheets approximate their fair values.

The fair values of our 2 3/8% and 6 1/2 % Notes are estimated based on quoted prices in active markets (Level 1 fair value measurements). The carrying values and fair values of these notes were as follows (in thousands):

		March 31, 2012		December 31, 2011
	Interest	Carrying	Fair	Carrying	Fair
	Rate	Value	Value	Value	Value
6 1/2% Notes
Principal amount due 2019	6 1/2%	$600,000	$634,500	$600,000	$625,128

2 3/8% Notes
Principal amount due 2025	2 3/8%	$174,990	$430,794	$174,990	$411,396
Less: unamortized discount		2,071	—	4,106	—

Net value		$172,919	$430,794	$170,884	$411,396

As of March 31, 2012, the estimated fair value of the Company’s debt outstanding under its credit facilities was estimated to be at fair value.

As March 31, 2012, the Company had approximately $70.7 million of cash and cash equivalents and $618.8 million of the Company’s U.S. and Canadian credit facilities available for future financing needs. The Company also had availability totaling A$115 million under its Australian credit facility. As of March 31, 2012, we had $29.8 million of outstanding letters of credit.

Interest expense on the condensed consolidated statements of income is net of capitalized interest of $1.2 million for the three months ended March 31, 2012 and $1.1 million for the same period in 2011.

7. CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2012	51,288,750
Shares issued upon exercise of stock options and vesting of stock awards	385,474
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(40,652)

Shares of common stock outstanding – March 31, 2012	51,633,572

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

8. STOCK BASED COMPENSATION

During the first three months of 2012, we granted restricted stock awards totaling 274,378 shares valued at a total of $23.2 million. Of the restricted stock awards granted in the first quarter of 2012, a total of 203,000 awards vest in four equal annual installments beginning in February 2013, 47,625 awards are performance shares that may vest in February 2015 in an amount that will depend on the Company’s achievement of specified performance objectives and 23,625 awards vest 100% in February 2016. The performance based awards have a performance criteria that will be measured based upon the Company’s achievement levels of average after-tax annual return on invested capital for the three year period 2012 to 2014. During the three months ended March 31, 2012, the Company also granted 54,950 units of phantom shares under the newly created Canadian Long-Term Incentive Plan, which provides for the granting of units of phantom shares to key Canadian employees. These awards vest in three equal annual installments beginning in February 2013 and are accounted for as a liability. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of the Company’s common stock on the vesting date. A total of 155,250 stock options with a ten-year term were awarded in the three months ended March 31, 2012 with an average exercise price of $84.52 that will vest in four equal annual installments starting in February 2013.

Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2012 and 2011 totaled $4.4 million and $3.4 million, or $0.06 and $0.05 per diluted share after tax, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2012 and 2011 was $12.8 million and $10.6 million, respectively. At March 31, 2012, $48.6 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

9. INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended March 31, 2012 totaled $53.3 million, or 28.2% of pretax income, compared to $23.4 million, or 27.3% of pretax income, for the three months ended March 31, 2011. The increase in the effective tax rate from the prior year was largely the result of a higher foreign effective tax rate in 2012 compared to 2011.

10. SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services, accommodations, offshore products and tubular services. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. The separate business lines within the well site services segment have been disclosed to provide additional detail for that segment. Results of a portion of our accommodations segment supporting traditional oil and natural gas drilling activities are impacted by seasonally higher activity during the Canadian winter drilling season occurring in the first calendar quarter.

Financial information by business segment for each of the three months ended March 31, 2012 and 2011 is summarized in the following table (in thousands):

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2012
Well site services –
Rental tools and services	$135,554	$11,439	$33,794	$—	$18,526	$493,458
Drilling services	47,407	5,071	7,459	—	8,563	129,973

Total well site services	182,961	16,510	41,253	—	27,089	623,431
Accommodations	301,820	29,951	119,025	—	63,908	1,889,393
Offshore products	185,720	3,418	32,501	185	9,986	684,271
Tubular services	428,491	571	22,421	235	15	702,983
Corporate and eliminations	—	215	(10,953)	—	404	47,687

Total	$1,098,992	$50,665	$204,247	$420	$101,402	$3,947,765

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2011
Well site services –
Rental tools and services	$107,531	$9,796	$24,389	$—	$16,841	$394,884
Drilling services	33,105	4,933	2,235	—	7,168	111,689

Total well site services	140,636	14,729	26,624	—	24,009	506,573
Accommodations	197,099	26,553	48,973	2	62,041	1,565,719
Offshore products	128,441	3,334	16,750	—	4,055	568,602
Tubular services	294,265	351	13,046	49	2,372	475,362
Corporate and eliminations	—	184	(10,617)	—	132	50,500

Total	$760,441	$45,151	$94,776	$51	$92,609	$3,166,756

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

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Certain wholly-owned subsidiaries, as detailed below (the Guarantor Subsidiaries), have fully and unconditionally guaranteed all of the 6 1/2% Notes issued in 2011 and all of the 2 3/8% Notes issued in 2005.

The following condensed consolidating financial information is included so that separate financial statements of the Guarantor Subsidiaries are not required to be filed with the Commission. The condensed consolidating financial information presents investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: consolidating statements of income and comprehensive income for each of the three month periods ended March 31, 2012 and 2011, condensed consolidating balance sheets as March 31, 2012 and December 31, 2011 and the statements of cash flows for each of

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

the three months ended March 31, 2012 and 2011 of (a) the Company, parent/guarantor, (b) Acute Technological Services, Inc., Capstar Holding, L.L.C., Capstar Drilling, Inc., General Marine Leasing, L.L.C., Oil States Energy Services L.L.C., Oil States Energy Services Holding, Inc., Oil States Energy Services International Holding, L.L.C., Oil States Management, Inc., Oil States Industries, Inc., Oil States Skagit SMATCO, L.L.C., PTI Group USA L.L.C., PTI Mars Holdco 1, L.L.C., Sooner Inc., Sooner Pipe, L.L.C., Sooner Holding Company, Specialty Rental Tools & Supply, L.L.C., Stinger Wellhead Protection, Incorporated, and Well Testing, Inc., (the Guarantor Subsidiaries), (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate the Company and its subsidiaries and (e) the Company on a consolidated basis. Note: As of January 1, 2012, Specialty Rental Tools & Supply, L.L.C., Stinger Wellhead Protection, Incorporated, and Well Testing, Inc. were combined to form Oil States Energy Services L.L.C.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2012
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)
REVENUES
Operating revenues	$—	$753,261	$345,731	$—	$1,098,992
Intercompany revenues	—	5,038	30	(5,068)	—

Total revenues	—	758,299	345,761	(5,068)	1,098,992

OPERATING EXPENSES
Cost of sales and services	—	611,413	186,167	(1,783)	795,797
Intercompany cost of sales and services	—	3,222	45	(3,267)	—
Selling, general and administrative expenses	10,898	20,564	16,277	—	47,739
Depreciation and amortization expense	215	21,086	29,369	(5)	50,665
Other operating (income) expense	(159)	(583)	1,286	—	544

Operating income (loss)	(10,954)	102,597	112,617	(13)	204,247
Interest expense, net of capitalized interest	(16,837)	(218)	(18,446)	17,557	(17,944)
Interest income	5,072	22	12,760	(17,557)	297
Equity in earnings (loss) of unconsolidated affiliates	157,092	14,615	178	(171,465)	420
Other income	—	1,628	107	—	1,735

Income before income taxes	134,373	118,644	107,216	(171,478)	188,755
Income tax provision	692	(28,581)	(25,394)	—	(53,283)

Net income	135,065	90,063	81,822	(171,478)	135,472
Other comprehensive income:
Foreign currency translation adjustment	25,246	18,232	18,964	(37,196)	25,246

Total other comprehensive income	25,246	18,232	18,964	(37,196)	25,246

Comprehensive income	160,311	108,295	100,786	(208,674)	160,718
Comprehensive income attributable to noncontrolling interest	—	—	(420)	(5)	(425)

Comprehensive income attributable to Oil States International, Inc.	$160,311	$108,295	$100,366	$(208,679)	$160,293

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2011
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)
REVENUES
Operating revenues	$—	$523,284	$237,157	$—	$760,441
Intercompany revenues	—	1,656	316	(1,972)	—

Total revenues	—	524,940	237,473	(1,972)	760,441

OPERATING EXPENSES
Cost of sales and services	—	433,196	141,926	(724)	574,398
Intercompany cost of sales and services	—	1,074	174	(1,248)	—
Selling, general and administrative expenses	9,400	19,644	14,664	—	43,708
Depreciation and amortization expense	184	21,506	23,463	(2)	45,151
Other operating (income)expense	1,033	(117)	1,490	2	2,408

Operating income (loss)	(10,617)	49,637	55,756	—	94,776
Interest expense	(8,411)	(346)	(22,457)	20,965	(10,249)
Interest income	2,569	5,783	13,625	(20,964)	1,013
Equity in earnings of unconsolidated affiliates	77,894	7,186	2	(85,031)	51
Other income (expense)	—	151	(8)	—	143

Income before income taxes	61,435	62,411	46,918	(85,030)	85,734
Income tax provision	642	(14,206)	(9,819)	—	(23,383)

Net income	62,077	48,205	37,099	(85,030)	62,351
Other comprehensive income:
Foreign currency translation adjustment	30,663	8,491	21,618	(30,109)	30,663

Total other comprehensive income	30,663	8,491	21,618	(30,109)	30,663

Comprehensive income	92,740	56,696	58,717	(115,139)	93,014
Comprehensive income attributable to noncontrolling interest	—	—	(292)	(6)	(298)

Comprehensive income attributable to Oil States International, Inc.	$92,740	$56,696	$58,425	$(115,145)	$92,716

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheets

	March 31, 2012
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$(398)	$1,281	$69,768	$—	$70,651
Accounts receivable, net	10	501,575	341,385	—	842,970
Inventories, net	—	598,405	129,629	(210)	727,824
Prepaid expenses and other current assets	8,491	4,214	10,976	—	23,681

Total current assets	8,103	1,105,475	551,758	(210)	1,665,126
Property, plant and equipment, net	1,719	481,534	1,140,981	(162)	1,624,072
Goodwill, net	—	172,598	298,392	—	470,990
Other intangible assets, net	—	30,607	94,900	—	125,507
Investments in unconsolidated affiliates	2,286,171	571,595	3,110	(2,851,472)	9,404
Long-term intercompany receivables (payables)	844,557	(469,002)	(382,516)	6,961	—
Other noncurrent assets	40,399	479	11,788	—	52,666

Total assets	$3,180,949	$1,893,286	$1,718,413	$(2,844,883)	$3,947,765

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,283	$216,192	$114,317	$(3)	$372,789
Income taxes	(60,972)	80,088	13,282	—	32,398
Current portion of long-term debt and capitalized leases	20,018	2,393	10,138	—	32,549
Deferred revenue	—	45,014	24,606	—	69,620
Other current liabilities	—	6,281	286	—	6,567

Total current liabilities	1,329	349,968	162,629	(3)	513,923
Long-term debt and capitalized leases	1,043,362	6,339	119,311	—	1,169,012
Deferred income taxes	(10,731)	66,626	45,316	—	101,211
Other noncurrent liabilities	11,583	8,707	6,831	(449)	26,672

Total liabilities	1,045,543	431,640	334,087	(452)	1,810,818
Stockholders’ equity	2,135,406	1,461,646	1,382,999	(2,844,645)	2,135,406
Non-controlling interest	—	—	1,327	214	1,541

Total stockholders’ equity	2,135,406	1,461,646	1,384,326	(2,844,431)	2,136,947

Total liabilities and stockholders’ equity	$3,180,949	$1,893,286	$1,718,413	$(2,844,883)	$3,947,765

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(31,273)	$45,008	$53,482	$—	$67,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(405)	(37,532)	(63,465)	—	(101,402)
Proceeds from sale of equipment	—	1,316	320	—	1,636
Other, net	(2)	(194)	(993)	—	(1,189)

Net cash provided by (used in) investing activities	(407)	(36,410)	(64,138)	—	(100,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings (repayments), net	37,362	—	(7,421)	—	29,941
Term loan repayments	(5,000)	—	(2,526)	—	(7,526)
Debt and capital lease payments	(4)	(2,108)	(71)	—	(2,183)
Issuance of common stock from share-based payment arrangements	6,775	—	—	—	6,775
Excess tax benefits from share-based payment arrangements	5,175	—	—	—	5,175
Proceeds from (funding of) accounts and notes with affiliates, net	(9,327)	(7,054)	16,391	(10)	—
Other, net	(3,425)	—	—	—	(3,425)

Net cash provided by (used in) financing activities	31,556	(9,162)	6,373	(10)	28,757

Effect of exchange rate changes on cash	—	—	3,956	10	3,966

Net change in cash and cash equivalents from continuing operations	(124)	(564)	(327)	—	(1,015)
Net cash used in discontinued operations operating activities	—	(55)	—	—	(55)
Cash and cash equivalents, beginning of period	(274)	1,900	70,095	—	71,721

Cash and cash equivalents, end of period	$(398)	$1,281	$69,768	$—	$70,651

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(24,132)	$24,935	$35,409	$—	$36,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(133)	(28,715)	(63,761)		(92,609)
Acquisitions of businesses, net of cash acquired	—	(212)	—	—	(212)
Proceeds from sale of equipment	—	542	83	—	625
Other, net	1	(1,404)	162	—	(1,241)

Net cash used in investing activities	(132)	(29,789)	(63,516)	—	(93,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings and (repayments), net	52,459	—	(1,702)	—	50,757
Term loan repayments	(2,500)	—	(1,285)	—	(3,785)
Debt and capital lease payments	(7)	(120)	(171)	—	(298)
Issuance of common stock from share-based payment arrangements	6,377	—	—	—	6,377
Excess tax benefits from share-based payment arrangements	4,439	—	—	—	4,439
Proceeds from (funding of) accounts and notes with affiliates, net	(33,731)	4,094	29,633	4	—
Other, net	(2,741)	—	—	—	(2,741)

Net cash provided by financing activities	24,296	3,974	26,475	4	54,749

Effect of exchange rate changes on cash	—	9	3,172	(4)	3,177

Net change in cash and cash equivalents from continuing operations	32	(871)	1,540	—	701
Net cash used in discontinued operations operating activities	—	(78)	—	—	(78)
Cash and cash equivalents, beginning of period	(180)	1,170	95,360	—	96,350

Cash and cash equivalents, end of period	$(148)	$221	$96,900	$—	$96,973

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “certain forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in the quarterly report may contain “forward-looking statements.” The “forward-looking statements” can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of known material factors. For a discussion of important factors that could affect our results, please refer to Part II, Item 1A. Risk Factors in this report and “Part I, Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K filed with the Commission on February 17, 2012. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Macroeconomic Environment and Outlook

We provide a broad range of products and services to the oil and gas industry through our accommodations, offshore products, well site services and tubular services business segments. In our accommodations segment, we support both the oil and gas and mining industries. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas and mining industries, particularly our customers’ willingness to spend capital on the exploration for and development of oil, natural gas, coal and mineral reserves. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services is highly sensitive to current and expected commodity prices, principally that of crude oil, coal and, to a lesser extent, natural gas.

In the first quarter of 2012, the price of crude oil increased as positive economic news related to growth rates projected in China and other emerging markets, consumer spending and U.S. consumer confidence indicated that an economic recovery continued. Despite signs of an improving economy in the United States, the world’s largest consumer of crude oil, global economic risks remain due to fiscal and financial uncertainty in various European countries, a prolonged level of relatively high unemployment in the U.S. and other advanced economies and inflation risks in certain emerging markets. The price of crude oil is currently trading at approximately $103 per barrel for West Texas Intermediates (WTI) crude and around $120 per barrel for Intercontinental Exchange (ICE) Brent crude. Increased prices and successful shale oil drilling are expected to drive very robust U.S. oil production. If U.S. oil production grows significantly, it could impact the global oil supply/demand balance, which could lead to lower oil prices and lower future U.S. drilling activity.

Prices for natural gas in the United States continue to be weak due to the rise in production of unconventional gas resources in North America, largely due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing. Natural gas prices are currently trading at or below $2.00 per Mcf. Natural gas inventories in the U.S. continue to be over-stocked, particularly given an unseasonably warm winter season. Increases in the supply of natural gas, whether the supply comes from conventional or unconventional production or associated gas production from oil wells, will likely constrain prices for natural gas and result in fewer rigs drilling for gas in the near-term.

Growing Chinese steel production is expected to support 2012 metallurgical coal pricing. After decreasing over the past year, metallurgical coal prices could increase as growing Chinese and Indian steel demand is expected to lift metallurgical coal prices during the remainder of the year. Urbanization and infrastructure investment from the Chinese government should fuel continued strength in steel demand in the foreseeable future. Beyond China, Indian steel consumption is expected to grow as India’s five-year growth plan calls for significant investments to expand its infrastructure.

Various oil and gas industry analysts have projected that 2012 global exploration and production expenditures are expected to increase over calendar year 2011 levels. North American capital spending plans are expected to be focused in onshore areas while international exploration and production budgets are expected to primarily be spent offshore.

Overview

Demand for our accommodations and offshore products segments is primarily tied to the long-term outlook for commodity prices. In contrast, demand for our well site services and tubular services segments responds to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the United States and internationally.

Our accommodations business is predominantly located in northern Alberta, Canada and Queensland, Australia and derives most of its business from resource companies who are developing and producing oil sands and coal resources and, to a lesser extent, other mineral resources. A significant portion of our accommodations revenues is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are not accessible or cost effective, our semi-permanent lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day covering lodging and meals that is based on the duration of their needs which can range from several months to several years. In addition, primarily in Canada and the U.S., we provide shorter-term remote site accommodations in smaller configurations utilizing our modular, mobile camp assets.

Generally, our oil sands and mining accommodations’ customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of 10 to in excess of 30 years and, consequently, these investments are dependent on those customers’ longer-term view of commodity demand and prices. Oil sands development activity has increased in the past year and has had a positive impact on our accommodations segment. Recent announcements of new and expanded oil sands projects will create the opportunity for extensions of existing accommodations contracts and incremental accommodations contracts for us in Canada. In addition, several major oil companies and national oil companies have announced joint ventures to develop oil sands leases that should bode well for future oil sands investment and, as a result, demand for oil sands accommodations. Our Australian accommodations business is significantly influenced by increased coal demand, especially from China, Japan and India. Despite coal prices weakening recently, we expect Chinese metallurgical coal demand to continue to increase in 2012 compared to 2011 as the country continues to industrialize. We are expanding our Australian accommodations capacity to meet this increasing demand. Accommodations deployed to support onshore U.S. drilling activity in several of the active shale play regions have also favorably contributed to our results.

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

The improvement in oil prices over the last two years, along with the outlook for long-term oil demand, resulted in increased bidding and quoting activity for our offshore products in the latter part of 2010 that continued throughout 2011 and early 2012. As a result of this increased activity, backlog in our offshore products segment increased from $416 million as of March 31, 2011 to $529 million as of March 31, 2012. Offshore products’ backlog totaled $535 million as of December 31, 2011. We anticipate global deepwater spending to continue including new award opportunities coming from Brazil, West Africa, the U.S. Gulf of Mexico, South East Asia and Australia over the next twelve months.

Our well site services businesses are significantly influenced by drilling and completion activity primarily in the U.S. and, to a lesser extent, Canada and the rest of the world. Until recently, overall industry activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques. However, with higher oil prices, lower natural gas prices and the advancement of horizontal drilling and completion techniques, activity in North America has shifted to a greater proportion of oil and liquids-rich drilling. According to rig count data published by Baker Hughes Incorporated, the oil rig count in the U.S. now totals approximately 1,300 rigs, the highest oil-related rig count in over 20 years, comprising approximately 67% of total U.S. drilling activity.

In our well site services business segment, we predominantly provide rental tools and services and, to a lesser extent, land drilling services. Our rental tools and services business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the rental tools and services business is dependent primarily upon the level and complexity of drilling, completion and workover activity throughout North America. Well complexity has increased as the number of productive zones completed in connection with horizontal drilling has increased. Demand for our drilling services is driven by land drilling activity in our primary drilling markets in West Texas, where we primarily drill oil wells, and in the Rocky Mountains area in the U.S., where we drill both liquids-rich and natural gas wells.

Our tubular services business is influenced by the overall level of U.S. drilling activity, the types of wells being drilled, movements in global steel and steel input prices and the overall industry level of oil country tubular goods (OCTG) inventory and pricing. Our tubular services business has historically been our most cyclical business segment. The continued recovery in U.S. drilling activity in 2011 and early 2012 and the return to drilling in the U.S. Gulf of Mexico has led to increased tubular services volumes and revenues.

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

	Average Drilling Rig Count for
	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
U.S. Land – Oil	1,237	1,108	802
U.S. Land – Natural gas and other	711	864	888
U.S. Offshore	43	38	26

Total U.S.	1,991	2,010	1,716
Canada	592	475	587

Total North America	2,583	2,485	2,303

The average North American rig count for the three months ended March 31, 2012 increased by 280 rigs, or 12.2%, compared to the three months ended March 31, 2011 largely due to growth in the U.S. land rig count.

A factor that influences the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar and, to a lesser extent, the exchange rate between the U.S. dollar and the Australian dollar. Our accommodations segment has derived a majority of its revenues and operating income in

Canada and, more recently, Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. Although U.S. dollar and Canadian dollar exchange rates were comparable in the first quarter of 2012 and 2011, the Australian dollar was valued at an average exchange rate of U.S. $1.06 in the first three months of 2012 compared to U.S. $1.01 for the first three months of 2011, an increase of 5%. This strengthening of the Australian dollar had a positive impact on the translation of earnings generated from our Australian subsidiary and, therefore, the financial results of our accommodations segment.

Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby impacting the pricing and margins of our tubular services segment. During 2011, OCTG marketplace supply and demand became more balanced compared to the previous two years. Increased supplies of OCTG have met the increased demand created by expanded drilling activity. During 2011, U.S. mills began increasing production. Throughout 2011 and into the first quarter of 2012, imports of steel increased, particularly goods imported from Canada and Korea followed by India, Mexico and Japan. Additionally, domestic OCTG mill capacity is expected to increase in 2012. This increase in supply has been in response to the 16% year-over-year increase in the drilling rig count in the United States. The OCTG Situation Report suggests that industry OCTG inventory levels peaked in the first quarter of 2009 at approximately twenty months’ supply on the ground and have trended down to approximately four to five months’ supply currently, which is considered closer to a normalized level when measured against historical levels. We remain focused on working capital management in our tubular services segment and will continue to monitor industry inventory levels, forecasted drilling and completion activity and OCTG prices.

While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors also influence our business, such as the pace of worldwide economic growth and the recovery in U.S. Gulf of Mexico drilling following the lifting of the government imposed drilling moratorium.

The drilling rig count in the U.S. Gulf of Mexico remains below historical levels following the Macondo well incident and resultant oil spill in the U.S. Gulf of Mexico. A rescission of a moratorium on offshore drilling activity was effective in late 2010; however, substantial increases in activity were delayed by adjustments in operating procedures, compliance certifications, and lead times for permits and inspections, as a result of changes in the regulatory environment. In addition, there have been a variety of proposals to change existing laws and regulations that could affect offshore development and production. Uncertainties and delays caused by the new, more stringent regulatory environment continued to have an overall adverse effect on Gulf of Mexico drilling activity in 2011. Beginning in the third quarter of 2011, however, U.S. Gulf of Mexico drilling activity has shown signs of a slow but steady recovery as permitting levels have been steadily improving. New well permitting has increased from 20 permits issued in the first quarter of 2011 to 54 permits issued in the first quarter of 2012.

We continue to monitor the global economy, the demand for crude oil, coal and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect that our 2012 capital expenditures will total approximately $600 to $700 million compared to 2011 capital expenditures of $487 million. Our 2012 capital expenditures include funding to expand our Canadian oil sands and Australian mining related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. Approximately 65% of our total expected 2012 capital expenditures will be spent in our accommodations segment. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on a careful evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED
	MARCH 31,
			Variance
			2012 vs. 2011
	2012	2011	$	%
Revenues
Well site services -
Rental tools and services	$135.6	$107.5	$28.1	26%
Drilling services	47.4	33.1	14.3	43%

Total well site services	183.0	140.6	42.4	30%
Accommodations	301.8	197.1	104.7	53%
Offshore products	185.7	128.4	57.3	45%
Tubular services	428.5	294.3	134.2	46%

Total	$1,099.0	$760.4	$338.6	45%

Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Rental tools and services	$84.6	$67.3	$17.3	26%
Drilling services	34.1	25.2	8.9	35%

Total well site services	118.7	92.5	26.2	28%
Accommodations	139.5	108.3	31.2	29%
Offshore products	136.1	96.6	39.5	41%
Tubular services	401.5	277.0	124.5	45%

Total	$795.8	$574.4	$221.4	39%

Gross margin
Well site services -
Rental tools and services	$51.0	$40.2	$10.8	27%
Drilling services	13.3	7.9	5.4	68%

Total well site services	64.3	48.1	16.2	34%
Accommodations	162.3	88.8	73.5	83%
Offshore products	49.6	31.8	17.8	56%
Tubular services	27.0	17.3	9.7	56%

Total	$303.2	$186.0	$117.2	63%

Gross margin as a percentage of revenues
Well site services -
Rental tools and services	38%	37%
Drilling services	28%	24%
Total well site services	35%	34%
Accommodations	54%	45%
Offshore products	27%	25%
Tubular services	6%	6%
Total	28%	24%

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

We reported net income attributable to the Company for the quarter ended March 31, 2012 of $135.1 million, or $2.43 per diluted share, including a gain of $0.23 per diluted share after-tax from a favorable contract settlement reported in our U.S. accommodations business. These results compare to net income attributable to the Company of $62.1 million, or $1.13 per diluted share, reported for the quarter ended March 31, 2011.

Revenues. Consolidated revenues increased $338.6 million, or 45%, in the first quarter of 2012 compared to the first quarter of 2011.

Our well site services segment revenues increased $42.4 million, or 30%, in the first quarter of 2012 compared to the first quarter of 2011. This increase was due to increases in both rental tools and services revenues and drilling services revenues. Our rental tools and services revenues increased $28.1 million, or 26%, primarily due to increased demand for completion services supporting the increase in the U.S. rig count, a more favorable mix of higher value rentals and services, increased equipment utilization, additional capital investment in rental equipment and greater service intensity. Our drilling services revenues increased $14.3 million, or 43%, in the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of increased utilization of our rigs from an average of approximately 71% in for the first quarter of 2011 to an average of approximately 88% for the first quarter of 2012, and increases in pricing, with average day rates rising to $17.8 thousand per day in the first quarter of 2012 from $15.3 thousand per day in the first quarter of 2011.

Our accommodations segment reported revenues in the first quarter of 2012 that were $104.7 million, or 53%, above the first quarter of 2011. The increase in accommodations revenue resulted from increased revenues from expanded room capacity in Canada and Australia along with $18.3 million in revenue from a favorable contract settlement reported in our U.S. accommodations business. Revenues and average available rooms for lodges and villages increased 48% and 36%, respectively, in the first quarter of 2012 compared to the first quarter of 2011.

Our offshore products segment revenues increased $57.3 million, or 45%, in the first quarter of 2012 compared to the first quarter of 2011. This increase was primarily the result of a greater proportion of revenue derived from production equipment and connector products sales.

Our tubular services segment revenues increased $134.2 million, or 46%, in the first quarter of 2012 compared to the first quarter of 2011. This increase was a result of an increase in tons shipped from 154,400 in 2011 to 205,400 in 2012, an increase of 51,000 tons, or 33%, driven by the 16% increase in U.S. drilling and completion activity, particularly increased activity in the Permian, Eagle Ford and Gulf of Mexico markets coupled with a 9% increase in realized revenues per ton shipped in the first quarter of 2012 compared to the first quarter of 2011.

Cost of Sales and Service. Our consolidated cost of sales increased $221.4 million, or 39%, in the first quarter of 2012 compared to the first quarter of 2011 as a result of increased cost of sales at our tubular services segment of $124.5 million, or 45%, an increase at our offshore products segment of $39.5 million, or 41%, an increase at our accommodations segment of $31.2 million, or 29%, and an increase at our well site services segment of $26.2 million, or 28%. These cost of sales increases were directly related to the increases in segmental revenues. Our consolidated gross margin as a percentage of revenues increased from 24% in the first quarter of 2011 to 28% in the first quarter of 2012 primarily due to the increased proportion of relatively higher margin accommodations and well site services segments revenues and higher margins realized in our accommodations segment, partially offset by an increased proportion of relatively lower margin tubular services segment revenues in the first quarter of 2012 compared to the first quarter of 2011.

Our well site services segment cost of sales increased $26.2 million, or 28%, in the first quarter of 2012 compared to the first quarter of 2011 as a result of a $17.3 million, or 26%, increase in rental tools and services cost of sales and an $8.9 million, or 35%, increase in drilling services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 34% in the first quarter of 2011 to 35% in the first quarter of 2012. Our rental tools and services gross margin as a percentage of revenues increased from 37% in the first quarter of 2011 to 38% in the first quarter of 2012 primarily due to a more favorable mix of higher value rentals along with higher fixed cost absorption as a result of increased rental tool utilization. Our drilling services gross margin as a percentage of revenues increased from 24% in the first quarter of 2011 to 28% in the first quarter of 2012 primarily due to increased day rates, rig utilization and cost absorption.

Our accommodations segment cost of sales increased $31.2 million, or 29%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased revenues and room capacity in both Canada and Australia. Our accommodations segment gross margin as a percentage of revenues increased from 45% in the first quarter of 2011 to 54% in the first quarter of 2012 primarily due to the favorable contract settlement reported in our U.S. accommodations business and an 8% increase in revenue per available room in the first quarter of 2012 compared to the first quarter of 2011. The increase in the revenue per available room in 2012 compared to 2011 is primarily due to increased occupancy levels. Excluding the favorable contract settlement, our accommodations segment gross margin as a percentage of revenues would have been 51% in the first quarter of 2012.

Our offshore products segment cost of sales increased $39.5 million, or 41%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased revenues. Our offshore products segment gross margin as a percentage of revenues increased from 25% in the first quarter of 2011 to 27% in the first quarter of 2012 primarily due to the improved revenue mix of production equipment and connector products sales combined with improved cost absorption.

Tubular services segment cost of sales increased by $124.5 million, or 45%, in the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of an increase in tons shipped. Our tubular services segment gross margin as a percentage of revenues in the first quarter of 2012 increased to 6.3% from 5.9% in the first quarter of 2011 primarily due to product mix and industry pricing.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $4.0 million, or 9%, in the first quarter of 2012 compared to the first quarter of 2011 due primarily to increased employee-related costs and commissions expense.

Depreciation and Amortization. Depreciation and amortization expense increased $5.5 million, or 12%, in the first quarter of 2012 compared to the same period in 2011 due primarily to capital expenditures made during the previous twelve months largely related to investments made in our Canadian and Australian accommodations businesses.

Operating Income. Consolidated operating income increased $109.5 million, or 116%, in the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of an increase in operating income from our accommodations segment of $70.1 million, or 143%, primarily as a result of expanded room capacity in Canada and Australia along with the favorable contract settlement reported in our U.S. accommodations business, an increase in operating income from our offshore products segment of $15.8 million, or 94%, and an increase in operating income from our well site services segment of $14.6 million, or 55%, largely due to a more favorable mix and increased activity in our rental tools and services business and increased rig utilization and dayrates in our drilling services business. In addition, operating income from our tubular services segment increased $9.4 million, or 72%, primarily as a result of the increase in tons shipped and modestly higher margins.

Interest Expense and Interest Income. Net interest expense increased by $8.4 million, or 91%, in the first quarter of 2012 compared to the first quarter of 2011 primarily due to interest expense on the newly issued 6 1/2% Notes due in 2019. The weighted average interest rate on borrowings outstanding under the Company’s revolving credit and term loan facilities was 3.4% in the first quarter of 2012 compared to 3.0% in the first quarter of 2011. Interest income decreased as a result of decreased cash balances in interest bearing accounts.

Income Tax Expense. Our income tax provision for the three months ended March 31, 2012 totaled $53.3 million, or 28.2% of pretax income, compared to income tax expense of $23.4 million, or 27.3% of pretax income, for the three months ended March 31, 2011. The increase in the effective tax rate from the prior year was largely the result of a higher foreign effective tax rate in 2012 compared to 2011.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which have in the past included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing rental tool assets, funding new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations and proceeds from borrowings.

Cash totaling $67.2 million was provided by operations during the first three months of 2012 compared to cash totaling $36.2 million provided by operations during the first three months of 2011. During the first three months of 2012, $122.4 million was used to fund working capital, primarily due to increased investments in working capital for our tubular services business, seasonal increases in receivables in our Canadian accommodations business and increased receivables in our offshore products segment due to higher activity levels. During the first three months of 2011, $78.3 million was used to fund working capital, primarily due to increased investments in working capital for our tubular services business and seasonal increases in receivables in our Canadian accommodations business.

Cash was used in investing activities during the three months ended March 31, 2012 and 2011 in the amount of $101.0 million and $93.4 million, respectively. Capital expenditures totaled $101.4 million and $92.6 million during the three months ended March 31, 2012 and 2011, respectively. Capital expenditures in both years consisted principally of purchases and installation of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments and Australian mining related accommodations facilities.

We currently expect to spend a total of approximately $600 million to $700 million for capital expenditures during 2012 to expand our Canadian oil sands and Australian mining related accommodations facilities, to fund our other product and service offerings, and for maintenance and upgrade of our equipment and facilities. Approximately 65% of our total estimated 2012 capital expenditures are expected to be spent in our accommodations segment. We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our revolving credit facilities. The foregoing capital expenditure budget does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company. At March 31, 2012, we had cash totaling $69.4 million held by foreign subsidiaries, primarily in Canada and the United Kingdom, where we have assumed permanent reinvestment of earnings and where we have not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings. We believe these cash balances will be utilized for future investment outside the United States.

Net cash of $28.8 million was provided by financing activities during the three months ended March 31, 2012, primarily as a result of borrowings under our revolving credit facilities. A total of $54.7 million was provided by financing activities during the three months ended March 31, 2011, primarily as a result of borrowings under our revolving credit facilities.

We believe that cash on hand, cash flow from operations and available borrowings under our credit facilities will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Stock Repurchase Program. On August 27, 2010, the Company announced that its Board of Directors authorized $100 million for the repurchase of the Company’s common stock, par value $.01 per share. The authorization replaced the prior share repurchase authorization, which expired on December 31, 2009. The Company presently has approximately 51.6 million shares of common stock outstanding. The Board of Directors’ authorization is limited in duration and expires on September 1, 2012. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. Through March 31, 2012, a total of $12.6 million of our stock (209,300 shares) had been repurchased under the current authorization, leaving a total authorization of up to approximately $87.4 million remaining available under the current authorization.

Credit Facilities. Our current bank credit facilities consist of a U.S. revolving credit facility, a U.S. term loan, a Canadian revolving facility, and a Canadian term loan. The facilities contain total commitments available of $1.05 billion, including Total U.S. Commitments (as defined in the Credit Agreement) of U.S. $700 million (including $200 million in term loans), and Total Canadian Commitments (as defined in the Credit Agreement) of U.S. $350 million (including $100 million in term loans). The maturity date of the Credit Agreement is December 10, 2015. The current principal balance of the term loans is repayable at a rate of 2.5% per quarter of the aggregate principal amount until maturity on December 10, 2015 when the remaining principal is due. We currently have 19 lenders in our Credit Agreement with commitments ranging from $26.6 million to $150 million. While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.

As of March 31, 2012, we had $383.4 million outstanding under the Credit Agreement and an additional $25.8 million of outstanding letters of credit, leaving $618.8 million available to be drawn under the facilities.

On July 13, 2011, The MAC entered into a A$150 million Facility Agreement with National Australia Bank Limited. The Facility Agreement amended The MAC’s existing A$75 million revolving loan facility on substantially the same terms, including the maturity date of the Facility Agreement of November 30, 2013. As of March 31, 2012, we had A$35 million outstanding under the Australian facility leaving A$115 million available to be drawn under this facility.

Our total debt represented 36.0% of our combined total debt and stockholders’ equity at March 31, 2012 compared to 37.5% at December 31, 2011 and 35.8% at March 31, 2011. As of March 31, 2012, the Company was in compliance with all of its debt covenants.

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

On June 1, 2011, in connection with the issuance of the 6 1/2% Notes, the Company entered into an Indenture (the Indenture), among the Company, the Guarantors and Wells Fargo Bank, N.A., as trustee. The Indenture restricts the Company’s ability and the ability of the Guarantors to: (i) incur additional debt; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 6 1/2% Notes are rated investment grade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The Indenture contains customary events of default. As of March 31, 2012, the Company was in compliance with all covenants of the 6 1/2% Notes.

2 3/8% Notes. If certain contingent conversion thresholds based on the Company’s stock price are met and a 2 3/8% Note holder chooses to present its notes for conversion during a future quarter prior to the first put/call date in July 2012, then it will receive cash up to $1,000 for each 2 3/8% Note plus Company common stock for any excess valuation over $1,000 using the conversion rate of the 2 3/8% Notes of 31.496 multiplied by the Company’s average common stock price over a ten trading day period following presentation of the 2 3/8% Notes for conversion. As of March 31, 2012, the contingent conversion thresholds were met and, as a result, 2 3/8% Note holders could present their notes for conversion during the quarter following the March 31, 2012 measurement date. As of March 31, 2012, the recent trading prices of the 2 3/8% Notes exceeded their conversion value due to the remaining imbedded conversion option of the holder. Should a holder convert its 2 3/8% Notes, we would utilize our existing credit facilities to fund the cash portion of the conversion value. As of March 31, 2012, we had classified the $175.0 million principal amount of our 2 3/8% Notes, net of unamortized discount, as a noncurrent liability based on our ability and intent to refinance the 2 3/8% Notes utilizing borrowings available under our senior secured credit facilities.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2012, we had floating-rate obligations totaling approximately $419.7 million drawn under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 1%, our consolidated interest expense would increase by a total of approximately $4.2 million annually based on our floating debt obligations as of March 31, 2012.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2012, our reported foreign exchange losses were $1.0 million and are included in “Other operating expense” in the consolidated statements of income.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Effective January 1, 2012, we reorganized our rental tools and services operations by merging several separate legal entities into one entity, realigning management and combining three formerly separate accounting groups into one accounting group with one accounting system. This reorganization resulted in changes in our disclosure controls and procedures that were implemented during the first quarter of 2012 to ensure that information required to be disclosed and reported by this business was recorded, processed, summarized and reported accurately and on a timely basis.

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors, other than described above, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Item 1A. “Risk Factors” of our 2011 Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes to our risk factors as set forth in our 2011 Form 10-K except for the additional risk factor below:

We could be subject to additional regulatory initiatives in the U.S. Gulf of Mexico that could subject us to increased costs and liabilities.

Offshore U.S. Gulf of Mexico exploration and production operations have been subject to additional, more stringent environmental and safety-related regulations and other regulatory initiatives issued by the Bureau of Ocean Energy Management (BOEM), the Bureau of Safety and Environmental Enforcement (BSEE) and the Office of Natural Resource Revenue (ONRR), in addition to their regulatory predecessors, in the aftermath of the Macondo well incident in April 2010. In addition, governmental officials responsible for one or more of the aforementioned regulatory bodies have publically stated that their authority extends beyond oil and gas operators to include service and equipment contractors as well. This governmental assertion of broad legal authority to govern contractors’ activity is a new development, may be subject to future clarification and may result in the development and implementation of various regulatory compliance programs governing contractor activities. We are uncertain about the potential breadth of future regulatory initiatives, if implemented, or the specific responsibilities that may arise from these initiatives, but expect that the implementation of new or more stringent initiatives may subject us and other contractors to increased costs and liabilities to comply, which could have a significant adverse effect on our expectations. We believe that offshore contractors and service providers, including ourselves, will closely monitor rulemaking in this area to ensure ongoing compliance.

ITEM 6. Exhibits

(a) INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

10.1**	—	Deferred Stock Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 23, 2012 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS****	—	XBRL Instance Document

101.SCH****	—	XBRL Taxonomy Extension Schema Document

101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: April 30, 2012	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: April 30, 2012	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President — Accounting and
Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

10.1**	—	Deferred Stock Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 23, 2012 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS****	—	XBRL Instance Document

101.SCH****	—	XBRL Taxonomy Extension Schema Document

101.CAL****	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB****	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.
****	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under those sections.