Form 10-Q
period 2013-03-31
OIL STATES INTERNATIONAL, INC
filed 2013-04-25
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
YES  [  ]         NO  [ X ]

The Registrant had 54,963,080 shares of common stock, par value $0.01, outstanding and 3,837,938 shares of treasury stock as of April 24, 2013.

OIL STATES INTERNATIONAL, INC.

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Income for the Three Month Periods Ended March 31, 2013 and 2012	3
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2013 and 2012	4
Consolidated Balance Sheets – March 31, 2013 (unaudited) and December 31, 2012	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 – 21

Cautionary Statement Regarding Forward-Looking Statements	22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33 – 34

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	35

(a) Index of Exhibits	35 – 36

Signature Page	37

PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Revenues	$1,069,440	$1,098,992

Costs and expenses:
Cost of sales and services	792,341	795,797
Selling, general and administrative expenses	54,888	47,739
Depreciation and amortization expense	66,915	50,665
Other operating (income) expense	(5,691)	544
	908,453	894,745
Operating income	160,987	204,247

Interest expense, net of capitalized interest	(20,090)	(17,944)
Interest income	563	297
Equity in earnings (loss) of unconsolidated affiliates	(707)	420
Other income	1,270	1,735
Income before income taxes	142,023	188,755
Income tax provision	(39,439)	(53,283)
Net income	102,584	135,472
Less: Net income attributable to noncontrolling interest	395	407
Net income attributable to Oil States International, Inc.	$102,189	$135,065

Net income per share attributable to Oil States International, Inc. common stockholders:
Basic	$1.86	$2.63
Diluted	$1.85	$2.43

Weighted average number of common shares outstanding:
Basic	54,808	51,430
Diluted	55,373	55,557

 The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net income	$102,584	$135,472

Other comprehensive income (loss):
Foreign currency translation adjustment	(22,339)	25,246
Unrealized gain on forward contracts, net of tax	210	--
Total other comprehensive income (loss)	(22,129)	25,246

Comprehensive income	80,455	160,718
Comprehensive income attributable to noncontrolling interest	(366)	(425)
Comprehensive income attributable to Oil States International, Inc.	$80,089	$160,293

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	MARCH 31, 2013	DECEMBER 31, 2012
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$325,969	$253,172
Accounts receivable, net	795,355	832,785
Inventories, net	680,494	701,496
Prepaid expenses and other current assets	24,408	38,639
Total current assets	1,826,226	1,826,092

Property, plant, and equipment, net	1,885,144	1,852,126
Goodwill, net	521,426	520,818
Other intangible assets, net	142,525	146,103
Other noncurrent assets	93,699	94,823
Total assets	$4,469,020	$4,439,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$272,303	$279,933
Accrued liabilities	96,643	107,906
Income taxes	27,257	29,588
Current portion of long-term debt and capitalized leases	30,245	30,480
Deferred revenue	71,540	66,311
Other current liabilities	8,394	4,314
Total current liabilities	506,382	518,532

Long-term debt and capitalized leases	1,241,663	1,279,805
Deferred income taxes	119,913	129,235
Other noncurrent liabilities	45,842	46,590
Total liabilities	1,913,800	1,974,162

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 58,799,583 shares and 58,488,299 shares issued, respectively, and 54,961,645 shares and 54,695,473 shares outstanding, respectively	588	585
Additional paid-in capital	599,171	586,070
Retained earnings	2,001,384	1,899,195
Accumulated other comprehensive income	84,968	107,097
Common stock held in treasury at cost, 3,837,938 and 3,792,826 shares, respectively	(132,135)	(128,542)
Total Oil States International, Inc. stockholders’ equity	2,553,976	2,464,405
Noncontrolling interest	1,244	1,395
Total stockholders’ equity	2,555,220	2,465,800
Total liabilities and stockholders’ equity	$4,469,020	$4,439,962

The accompanying notes are an integral part of
these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Cash flows from operating activities:
Net income	$102,584	$135,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,915	50,665
Deferred income tax provision	(8,977)	1,727
Excess tax benefits from share-based payment arrangements	(3,322)	(5,175)
Gains on disposals of assets	(177)	(1,326)
Non-cash compensation charge	6,285	4,399
Accretion of debt discount	--	2,035
Amortization of deferred financing costs	2,019	1,800
Other, net	(3,162)	(18)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	29,000	(105,007)
Inventories	17,824	(71,062)
Accounts payable and accrued liabilities	(16,245)	21,445
Taxes payable	21,155	33,731
Other current assets and liabilities, net	4,721	(1,469)
Net cash flows provided by operating activities	218,620	67,217

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(107,397)	(101,402)
Proceeds from disposition of property, plant and equipment	2,075	1,636
Other, net	108	(1,189)
Net cash flows used in investing activities	(105,214)	(100,955)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	(29,219)	29,941
Term loan repayments	(7,526)	(7,526)
Debt and capital lease repayments	(110)	(2,183)
Issuance of common stock from share-based payment arrangements	3,498	6,775
Excess tax benefits from share-based payment arrangements	3,322	5,175
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,593)	(3,410)
Other, net	(200)	(15)
Net cash flows provided by (used in) financing activities	(33,828)	28,757

Effect of exchange rate changes on cash	(6,770)	3,966
Net change in cash and cash equivalents from continuing operations	72,808	(1,015)
Net cash used in discontinued operations – operating activities	(11)	(55)
Cash and cash equivalents, beginning of period	253,172	71,721
Cash and cash equivalents, end of period	$325,969	$70,651

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

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K).

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

In February 2013, the FASB issued a new accounting standard related to the reporting of amounts reclassified out of accumulated other comprehensive income (OCI). Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements and was effective for interim and annual periods beginning on or after December 15, 2012. We adopted this standard in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2013, and the adoption of this standard did not have a material effect on our consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.    DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2013 and December 31, 2012 is presented below (in thousands):

	MARCH 31, 2013	DECEMBER 31, 2012
Inventories, net:
Tubular goods	$421,737	$450,244
Other finished goods and purchased products	94,500	90,974
Work in process	66,026	64,267
Raw materials	111,286	107,356
Total inventories	693,549	712,841
Allowance for excess, damaged, remnant or obsolete inventory	(13,055)	(11,345)
	$680,494	$701,496

	MARCH 31, 2013	DECEMBER 31, 2012
Accounts receivable, net:
Trade	$589,513	$616,680
Unbilled revenue	206,827	218,229
Other	4,535	3,691
Total accounts receivable	800,875	838,600
Allowance for doubtful accounts	(5,520)	(5,815)
	$795,355	$832,785

	Estimated Useful Life (in years)			MARCH 31, 2013	DECEMBER 31, 2012
Property, plant and equipment, net:
Land				$65,162	$58,888
Accommodations assets	3	-	15	1,503,191	1,481,830
Buildings and leasehold improvements	3	-	40	195,224	194,676
Machinery and equipment	2	-	29	408,037	402,342
Completion services equipment	4	-	10	278,285	264,225
Office furniture and equipment	1	-	10	56,839	54,337
Vehicles	2	-	10	127,027	123,474
Construction in progress				177,665	149,665
Total property, plant and equipment				2,811,430	2,729,437
Accumulated depreciation				(926,286)	(877,311)
				$1,885,144	$1,852,126

	MARCH 31, 2013	DECEMBER 31, 2012
Accrued liabilities:
Accrued compensation	$35,069	$69,206
Insurance liabilities	12,213	11,411
Accrued taxes, other than income taxes	14,106	7,204
Accrued interest	18,934	4,042
Accrued commissions	4,469	3,763
Other	11,852	12,280
	$96,643	$107,906

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

4.    EARNINGS PER SHARE

The calculation of earnings per share attributable to the Company is presented below (in thousands, except per share amounts):
	THREE MONTHS ENDED MARCH 31,
	2013	2012

Basic earnings per share:
Net income attributable to Oil States International, Inc.	$102,189	$135,065

Weighted average number of shares outstanding	54,808	51,430

Basic earnings per share	$1.86	$2.63

Diluted earnings per share:
Net income attributable to Oil States International, Inc.	$102,189	$135,065

Weighted average number of shares outstanding	54,808	51,430
Effect of dilutive securities:
Options on common stock	391	578
2 3/8% Contingent Convertible Senior Subordinated Notes	--	3,361
Restricted stock awards and other	174	188

Total shares and dilutive securities	55,373	55,557

Diluted earnings per share	$1.85	$2.43

Our calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012 excludes 392,905 shares and 343,500 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of the conversion of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes).

5.    BUSINESS ACQUISITIONS AND GOODWILL

On December 14, 2012, we acquired all of the equity of Tempress Technologies, Inc. (Tempress) for purchase price consideration of $49.5 million consisting of $32.5 million in cash and contingent consideration of $17.0 million.  The Company funded escrow accounts totaling $25.3 million related to the contingent consideration and seller transaction indemnities which are classified as “Other noncurrent assets” in our March 31, 2013 Consolidated Balance Sheet.  Liabilities for contingent consideration and escrowed amounts potentially due to the seller total $22.3 million at March 31, 2013 and are classified as “Other noncurrent liabilities” in our Consolidated Balance Sheet.  Headquartered in Kent, Washington, Tempress designs, develops and markets a suite of highly specialized, hydraulically-activated tools utilized during downhole completion activities.  The operations of Tempress have been included in our well site services segment since the acquisition date.

On July 2, 2012, we acquired all of the operating assets of Piper Valve Systems, Ltd (Piper).  Headquartered in Oklahoma City, Oklahoma, Piper designs and manufactures high pressure valves and manifold components for oil and gas industry projects offshore (surface and subsea) and onshore.  Piper's valve technology complements our offshore products segment, allowing us to integrate their valve products and services into our existing subsea products such as pipeline end manifolds and terminals, increasing our suite of global deepwater product and service offerings.  Subject to customary post-closing adjustments, total cash consideration was $48.0 million.  The operations of Piper have been included in our offshore products segment since the acquisition date.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Changes in the carrying amount of goodwill for the three month period ended March 31, 2013 are as follows (in thousands):
	Well Site Services
	Completion Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Tubular Services	Total
Balance as of December 31, 2011
Goodwill	$169,711	$22,767	$192,478	$291,323	$100,944	$62,863	$647,608
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(62,863)	(180,158)
	75,183	--	75,183	291,323	100,944	--	467,450
Goodwill acquired and purchase price adjustments	31,254	--	31,254	--	17,757	--	49,011
Foreign currency translation and other changes	316	--	316	3,809	232	--	4,357
	106,753	--	106,753	295,132	118,933	--	520,818

Balance as of December 31, 2012
Goodwill	201,281	22,767	224,048	295,132	118,933	62,863	700,976
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(62,863)	(180,158)
	106,753	--	106,753	295,132	118,933	--	520,818
Goodwill acquired and purchase price adjustments	1,255	--	1,255	--	(75)	--	1,180
Foreign currency translation and other changes	(298)	--	(298)	75	(349)	--	(572)
	107,710	--	107,710	295,207	118,509	--	521,426
Balance as of March 31, 2013
Goodwill	202,238	22,767	225,005	295,207	118,509	62,863	701,584
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(62,863)	(180,158)
	$107,710	$--	$107,710	$295,207	$118,509	$--	$521,426

6.    DEBT

As of March 31, 2013 and December 31, 2012, long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

U.S. revolving credit facility, which matures December 10, 2015, with available commitments up to $500 million; no borrowings outstanding during the three month period ended March 31, 2013	$--	$--

U.S. term loan, which matures December 10, 2015, of $200 million; 2.5% of aggregate principal repayable per quarter; weighted average interest rate of 2.2% for the three month period ended March 31, 2013	165,000	170,000

Canadian revolving credit facility, which matures on December 10, 2015, with available commitments up to $250 million; no borrowings outstanding during the three month period ended March 31, 2013	--	--

Canadian term loan, which matures December 10, 2015, of $100 million; 2.5% of aggregate principal repayable per quarter; weighted average interest rate of 3.3% for the three month period ended March 31, 2013	81,562	85,786

Australian revolving credit facility, which matures December 10, 2015, with available commitments up to AUD$300 million and with a weighted average interest rate of 5.1% for the three month period ended March 31, 2013	18,767	47,803

6 1/2% senior unsecured notes - due June 2019	600,000	600,000

5 1/8% senior unsecured notes - due January 2023	400,000	400,000

Capital lease obligations and other debt	6,579	6,696
Total debt	1,271,908	1,310,285
Less: Current portion	30,245	30,480
Total long-term debt and capitalized leases	$1,241,663	$1,279,805

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

The Company utilized approximately $515 million of the net proceeds of the 6 1/2% Notes to repay borrowings outstanding under its U.S. and Canadian credit facilities.  The remaining net proceeds of approximately $75 million were utilized for general corporate purposes.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

2 3/8% Contingent Convertible Senior Notes

On May 17, 2012, the Company gave notice of the redemption of all of its outstanding 2 3/8% Notes due 2025 (2 3/8% Notes), totaling $174,990,000 at a redemption price equal to 100% of the principal amount thereof plus accrued interest. In July 2012, rather than having their 2 3/8% Notes redeemed, on or prior to July 5, 2012, holders of $174,990,000 aggregate principal amount of the 2 3/8% Notes converted their 2 3/8% Notes and received cash up to the principal amount and 3,012,380 shares of the Company’s common stock valued at $220.6 million.

An effective interest rate of 7.17% was applied as of the issuance date for our 2 3/8% Notes in accordance with ASC 470-20 – Debt with Conversion and Other Options.  Interest expense on the 2 3/8% Notes, excluding amortization of debt issue costs, was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Interest expense	$--	$3,074

As of March 31, 2013, the Company had approximately $326.0 million of cash and cash equivalents and $705.7 million of the Company’s U.S. and Canadian credit facilities available for future financing needs.  The Company also had availability totaling AUD$282 million under its Australian credit facility.  As of March 31, 2013,  the Company had $44.3 million of outstanding letters of credit which reduced amounts available under its credit facilities.

Interest expense on the condensed consolidated statements of income was net of capitalized interest of $0.3 million for the three months ended March 31, 2013 and $1.2 million for the same period in 2012.

7.    FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, bank debt and foreign currency forward contracts. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

The fair values of the Company’s 6 1/2% Notes and 5 1/8% Notes are estimated based on quoted prices and analysis of similar instruments (Level 2 fair value measurements).  The carrying values and fair values of these notes are as follows for the periods indicated (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5 1/8% Notes
Principal amount due 2023	$400,000	$399,752	$400,000	$405,752

6 1/2% Notes
Principal amount due 2019	$600,000	$642,750	$600,000	$641,628

As of March 31, 2013, the carrying value of the Company's debt outstanding under its credit facilities was estimated to be at fair value.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

8.    CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2013	54,695,473
Shares issued upon exercise of stock options and vesting of restricted stock awards	311,284
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(45,112)
Shares of common stock outstanding – March 31, 2013	54,961,645

9.     STOCK BASED COMPENSATION

During the first three months of 2013, we granted restricted stock awards totaling 296,724 shares valued at a total of $23.8 million.  Of the restricted stock awards granted in the first three months of 2013, a total of 262,757 awards vest in four equal annual installments beginning in February 2014, 30,314 awards are performance based awards that may vest in February 2016 in an amount that will depend on the Company’s achievement of specified performance objectives and 3,500 awards vest 100% in February 2014.  The performance based awards have a performance criteria that will be measured based upon the Company’s achievement levels of average after-tax annual return on invested capital for the three year period commencing January 1, 2013 and ending December 31, 2015.  During the three months ended March 31, 2013, the Company also granted 71,500 units of phantom shares under the Canadian Long-Term Incentive Plan, which provides for the granting of units of phantom shares to key Canadian employees. These awards vest in three equal annual installments beginning in February 2014 and are accounted for as a liability.  Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of the Company’s common stock on the vesting date.  A total of 149,402 stock options with a ten-year term were awarded in the three months ended March 31, 2013 with an average exercise price of $80.25, a fair value of $4.2 million and that will vest in four equal annual installments starting in February 2014.

Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2013 and 2012 totaled $6.3 million and $4.4 million, or $0.08 and $0.06 per diluted share after tax, respectively.  The total fair value of restricted stock awards that vested during the three months ended March 31, 2013 and 2012 was $15.9 million and $12.8 million, respectively. At March 31, 2013, $60.2 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance had not yet been recognized.

10.  INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year.  The Company’s income tax provision for the three months ended March 31, 2013 totaled $39.4 million, or 27.8% of pretax income, compared to income tax expense of $53.3 million, or 28.2% of pretax income, for the three months ended March 31, 2012.  The effective tax rates for the three months ended March 31, 2013 and 2012 are comparable and are lower than U.S. statutory rates because of lower foreign tax rates.

11.  SEGMENT AND RELATED INFORMATION

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Financial information by business segment for each of the three months ended March 31, 2013 and 2012 is summarized in the following table (in thousands):

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2013
Well site services –
Completion services	$137,366	$15,195	$28,659	$--	$20,466	$576,634
Drilling services	40,203	5,752	4,080	--	7,567	163,002
Total well site services	177,569	20,947	32,739	--	28,033	739,636
Accommodations	296,667	41,088	94,906	--	69,917	2,157,727
Offshore products	201,290	4,043	32,136	(736)	9,011	819,541
Tubular services	393,914	603	15,035	29	332	618,139
Corporate and eliminations	--	234	(13,829)	--	104	133,977
Total	$1,069,440	$66,915	$160,987	$(707)	$107,397	$4,469,020

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2012
Well site services –
Completion services	$135,554	$11,439	$33,794	$--	$18,526	$493,458
Drilling services	47,407	5,071	7,459	--	8,563	129,973
Total well site services	182,961	16,510	41,253	--	27,089	623,431
Accommodations	301,820	29,951	119,025	--	63,908	1,889,393
Offshore products	185,720	3,418	32,501	185	9,986	684,271
Tubular services	428,491	571	22,421	235	15	702,983
Corporate and eliminations	--	215	(10,953)	--	404	47,687
Total	$1,098,992	$50,665	$204,247	$420	$101,402	$3,947,765

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

13.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

 Certain wholly-owned subsidiaries, as detailed below (the Guarantor Subsidiaries), have guaranteed all of the 6 1/2% Notes and all of the 5 1/8% Notes.  These guarantees are full and unconditional, subject to the following release provisions:

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

The following condensed consolidating financial information presents: condensed consolidating statements of income for each of the three month periods ended March 31, 2013 and 2012, condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012 and the statements of cash flows for each of the three months ended March 31, 2013 and 2012 of (a) the Company, parent/guarantor, (b) Acute Technological Services, Inc., Capstar Holding, L.L.C., Capstar Drilling, Inc., General Marine Leasing, L.L.C., Oil States Energy Services L.L.C., Oil States Energy Services Holding, Inc., Oil States Energy Services International Holding, L.L.C., Oil States Management, Inc., Oil States Industries, Inc., Oil States Skagit SMATCO, L.L.C., PTI Group USA L.L.C., PTI Mars Holdco 1, L.L.C., Sooner Inc., Sooner Pipe, L.L.C., Sooner Holding Company and Tempress Technologies, Inc. (the Guarantor Subsidiaries), (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate the Company and its subsidiaries and (e) the Company on a consolidated basis.

We have corrected the presentation of our condensed consolidating statements of income for the three month period ended March 31, 2012 and our statement of cash flows for the three month period ended March 31, 2012 to properly reflect the investment in and equity earnings of certain non-guarantor subsidiaries by certain guarantor subsidiaries in accordance with SEC Regulation S-X, which were previously only presented in the Parent/Guarantor column.  We have also corrected other immaterial amounts previously disclosed to properly present (i) the activity and balances of a certain guarantor subsidiary in the Guarantor Subsidiaries column which was previously presented in the Parent/Guarantor column and (ii) the activity and balances of a certain non-guarantor subsidiary in the Non-Guarantors column which was previously presented in the Guarantor Subsidiaries column.  The effect of these corrections increased net income for the Guarantor Subsidiaries by $56.6 million and decreased the net income for the Non-Guarantor Subsidiaries by $0.3 million for three month period ended March 31, 2012.  These changes had no impact on consolidated results as previously reported.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2013
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)

REVENUES
Operating revenues	$—	$704,606	$364,834	$—	$1,069,440
Intercompany revenues	—	5,506	733	(6,239)	—
Total revenues	—	710,112	365,567	(6,239)	1,069,440

OPERATING EXPENSES
Cost of sales and services	—	591,534	202,225	(1,418)	792,341
Intercompany cost of sales and services	—	4,046	707	(4,753)	—
Selling, general and administrative expenses	400	36,551	17,937	—	54,888
Depreciation and amortization expense	234	26,903	39,816	(38)	66,915
Other operating (income) expense	(154)	(4,016)	(1,521)	—	(5,691)
Operating income (loss)	(480)	55,094	106,403	(30)	160,987

Interest expense, net of capitalized interest	(18,227)	(180)	(16,848)	15,165	(20,090)
Interest income	4,816	46	10,866	(15,165)	563
Equity in earnings (loss) of unconsolidated affiliates	116,080	74,741	(736)	(190,792)	(707)
Other income	—	795	475	—	1,270
Income before income taxes	102,189	130,496	100,160	(190,822)	142,023
Income tax provision	—	(14,444)	(24,995)	—	(39,439)
Net income	102,189	116,052	75,165	(190,822)	102,584

Other comprehensive income:
Foreign currency translation adjustment	(22,339)	(15,022)	(14,989)	30,011	(22,339)
Unrealized gain on forward contracts	—	210	—	—	210
Total other comprehensive income	(22,339)	(14,812)	(14,989)	30,011	(22,129)

Comprehensive income	79,850	101,240	60,176	(160,811)	80,455
Comprehensive income attributable to noncontrolling interest	—	—	(348)	(18)	(366)
Comprehensive income attributable to Oil States International, Inc.	$79,850	$101,240	$59,828	$(160,829)	$80,089

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2012
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)

REVENUES
Operating revenues	$—	$753,222	$345,770	$—	$1,098,992
Intercompany revenues	—	5,037	30	(5,067)	—
Total revenues	—	758,259	345,800	(5,067)	1,098,992

OPERATING EXPENSES
Cost of sales and services	—	611,156	186,424	(1,783)	795,797
Intercompany cost of sales and services	—	3,222	44	(3,266)	—
Selling, general and administrative expenses	431	30,975	16,333	—	47,739
Depreciation and amortization expense	215	21,086	29,369	(5)	50,665
Other operating (income)expense	(167)	(575)	1,286	—	544
Operating income (loss)	(479)	92,395	112,344	(13)	204,247

Interest expense	(16,837)	(218)	(18,446)	17,557	(17,944)
Interest income	5,072	22	12,759	(17,556)	297
Equity in earnings (loss) of unconsolidated affiliates	146,617	81,404	178	(227,779)	420
Other income	—	1,628	107	—	1,735
Income before income taxes	134,373	175,231	106,942	(227,791)	188,755
Income tax provision	692	(28,581)	(25,394)	—	(53,283)
Net income	135,065	146,650	81,548	(227,791)	135,472

Other comprehensive income:
Foreign currency translation adjustment	25,246	18,551	18,562	(37,113)	25,246
Total other comprehensive income	25,246	18,551	18,562	(37,113)	25,246

Comprehensive income	160,311	165,201	100,110	(264,904)	160,718
Comprehensive income attributable to noncontrolling interest	—	—	(420)	(5)	(425)
Comprehensive income attributable to Oil States International, Inc.	$160,311	$165,201	$99,690	$(264,909)	$160,293

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Consolidating Balance Sheets

	March 31, 2013
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$88,108	$37,806	$200,055	$—	$325,969
Accounts receivable, net	43	442,263	353,049	—	795,355
Inventories, net	—	562,723	117,771	—	680,494
Prepaid expenses and other current assets	2,419	12,526	9,463	—	24,408
Total current assets	90,570	1,055,318	680,338	—	1,826,226

Property, plant and equipment, net	1,792	591,952	1,293,361	(1,961)	1,885,144
Goodwill, net	—	222,790	298,636	—	521,426
Other intangible assets, net	—	56,843	85,682	—	142,525
Investments in unconsolidated affiliates	2,782,462	1,682,243	2,265	(4,457,962)	9,008
Long-term intercompany receivables (payables)	744,739	(367,644)	(377,099)	4	—
Other noncurrent assets	41,448	26,094	17,149	—	84,691
Total assets	$3,661,011	$3,267,596	$2,000,332	$(4,459,919)	$4,469,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$901	$179,299	$92,103	$—	$272,303
Accrued liabilities	31,044	35,158	30,437	4	96,643
Income taxes	(103,765)	110,235	20,787	—	27,257
Current portion of long-term debt and capitalized leases	20,022	296	9,927	—	30,245
Deferred revenue	—	54,460	17,080	—	71,540
Other current liabilities	—	8,106	288	—	8,394
Total current liabilities	(51,798)	387,554	170,622	4	506,382

Long-term debt and capitalized leases	1,145,019	6,130	90,514	—	1,241,663
Deferred income taxes	(1,094)	65,500	55,507	—	119,913
Other noncurrent liabilities	14,908	24,053	7,330	(449)	45,842
Total liabilities	1,107,035	483,237	323,973	(445)	1,913,800

Stockholders’ equity	2,553,976	2,784,359	1,675,280	(4,459,639)	2,553,976
Non-controlling interest	—	—	1,079	165	1,244
Total stockholders’ equity	2,553,976	2,784,359	1,676,359	(4,459,474)	2,555,220
Total liabilities and stockholders’ equity	$3,661,011	$3,267,596	$2,000,332	$(4,459,919)	$4,469,020

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(11,814)	$138,904	$91,599	$(69)	$218,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(104)	(45,894)	(61,468)	69	(107,397)
Proceeds from disposition of property, plant and equipment	—	755	1,320	—	2,075
Payments for equity contributions	(22,248)	(955)	—	23,203	—
Other, net	(1)	107	2	—	108
Net cash provided by (used in) investing activities	(22,353)	(45,987)	(60,146)	23,272	(105,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings (repayments), net	—	—	(29,219)	—	(29,219)
Term loan repayments	(5,000)	—	(2,526)	—	(7,526)
Debt and capital lease payments	(4)	(90)	(16)	—	(110)
Issuance of common stock from share-based payment arrangements	3,498	—	—	—	3,498
Excess tax benefits from share-based payment arrangements	3,322	—	—	—	3,322
Proceeds from (funding of) accounts and notes with affiliates, net	121,026	(134,431)	14,360	(955)	—
Payments from equity contributions	—	22,248	—	(22,248)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,593)	—	—	—	(3,593)
Other, net	(196)	—	(4)	—	(200)
Net cash provided by (used in) financing activities	119,053	(112,273)	(17,405)	(23,203)	(33,828)

Effect of exchange rate changes on cash	—	(32)	(6,738)	—	(6,770)
Net change in cash and cash equivalents from continuing operations	84,886	(19,388)	7,310	—	72,808
Net cash used in discontinued operations operating activities	—	(11)	—	—	(11)
Cash and cash equivalents, beginning of period	3,222	57,205	192,745	—	253,172

Cash and cash equivalents, end of period	$88,108	$37,806	$200,055	$—	$325,969

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Oil States International, Inc. (Parent/ Guarantor)	Guarantor Subsidiaries	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Oil States International, Inc.
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(22,378)	$31,126	$58,469	$—	$67,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(404)	(37,035)	(63,963)	—	(101,402)
Proceeds from sale of equipment	—	1,316	320	—	1,636
Payments for equity contributions	(14,012)	(5,580)	—	19,592	—
Other, net	—	42	(1,231)	—	(1,189)
Net cash provided by (used in) investing activities	(14,416)	(41,257)	(64,874)	19,592	(100,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings (repayments), net	37,362	—	(7,421)	—	29,941
Term loan repayments	(5,000)	—	(2,526)	—	(7,526)
Debt and capital lease payments	(5)	(2,108)	(70)	—	(2,183)
Issuance of common stock from share-based payment arrangements	6,775	—	—	—	6,775
Excess tax benefits from share-based payment arrangements	5,175	—	—	—	5,175
Proceeds from (funding of) accounts and notes with affiliates, net	(4,235)	(2,130)	6,365	—	—
Payments from equity contributions	—	14,012	5,580	(19,592)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,410)	—	—	—	(3,410)
Other, net	(15)	—	—	—	(15)
Net cash provided by (used in) financing activities	36,647	9,774	1,928	(19,592)	28,757

Effect of exchange rate changes on cash	—	—	3,966	—	3,966
Net change in cash and cash equivalents from continuing operations	(147)	(357)	(511)	—	(1,015)
Net cash used in discontinued operations operating activities	—	(55)	—	—	(55)
Cash and cash equivalents, beginning of period	(295)	1,736	70,280	—	71,721

Cash and cash equivalents, end of period	$(442)	$1,324	$69,769	$—	$70,651

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains "certain forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act).  The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information.  Some of the information in the quarterly report may contain "forward-looking statements."  The "forward-looking statements" can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors.  For a discussion of known material factors that could affect our results, please refer to “Part II, Item 1A. Risk Factors” in this report and "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2012 Form 10-K filed with the Commission on February 20, 2013.  Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected.  Our management believes these forward-looking statements are reasonable.  However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Macroeconomic Environment

We provide a broad range of products and services to the oil and gas industry through our accommodations, offshore products, well site services and tubular services business segments.  In our accommodations segment, we support both the oil and gas and mining industries.  Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas and mining industries, particularly our customers’ willingness to spend capital on the exploration for and development of oil, natural gas, metallurgical (met) coal and other mineral reserves.  Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production.  As a result, demand for our products and services is highly sensitive to current and expected commodity prices, principally that of crude oil, met coal and natural gas.

In the past few years, crude oil prices have been volatile due to global economic movements and uncertainties including regional take-away pipeline capacity.  This volatility continued in the first quarter of 2013 with fluctuations in crude oil prices in response to changing market sentiment regarding the outlook for growth in the economies of the U.S. and China, decreased crude oil production by Organization of the Petroleum Exporting Countries (OPEC)  member countries, particularly Saudi Arabia, heightened geopolitical risks in the Middle East and North Africa, increased oil production in the U.S. and delays in the start-up of the Seaway pipeline expansion which is intended to reduce surplus crude oil supplies in the U.S. Midwest.  The price of West Texas Intermediates (WTI) crude oil increased from an average price of $88 per barrel in the fourth quarter of 2012 to $94 per barrel in the first quarter of 2013, finishing the quarter at $97 per barrel.  The price of Intercontinental Exchange (ICE) Brent crude increased modestly from an average price of $110 per barrel in the fourth quarter of 2012 to $112 per barrel in the first quarter of 2013, finishing the quarter at $108 per barrel.  As of April 24, 2013, WTI crude is trading at approximately $90 per barrel while ICE Brent crude is trading at approximately $100 per barrel.  In Canada, Western Canadian Select (WCS) crude, which is the price that many of our oil sands accommodations customers receive, traded at a discount to WTI crude that decreased from above $40 per barrel in early January 2013, when limited pipeline capacity and Canadian and U.S. refinery maintenance work caused increased inventory levels within the Alberta market, to below $15 per barrel by the end of the first quarter of 2013 once the pipeline issues were resolved and refinery maintenance decreased.  As of April 24, 2013, WCS crude is trading at a discount to WTI crude of $18.

Given the historical volatility of WTI crude prices, there remains a risk that prices could deteriorate going forward due to potentially slowing growth rates in China, fiscal and financial uncertainty in various European countries, potentially negative effects on economic growth in the U.S. due to automatic government spending cuts and a prolonged level of relatively high unemployment in the U.S. and other advanced economies.  However, if the global supply of oil and global inventory levels were to decrease due to government instability in many oil-producing nations and energy demand continues to increase in countries such as China, India and the U.S., we could see continued and/or additional increases in WTI crude prices which could positively affect future U.S. drilling activity.  Conversely, if WCS crude prices continue to experience a discount to WTI crude, our oil sands customers’ may have an incentive to delay increased investments in oil sands production.

Prices for natural gas in the United States improved during the first quarter of 2013, largely due to above average storage withdrawals in response to colder than normal weather, continued elevated demand for natural gas for electric power generation (in substitution for coal, so called “gas for coal switching”), lower net imports from Canada and higher industrial demand.  However, natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 due to the rise in production from unconventional natural gas resources in North America, specifically onshore shale production, resulting from the broad application of horizontal drilling and hydraulic fracturing techniques.  Natural gas prices are trading at approximately $4.25 per Mcf as of April 24, 2013.  In addition, a considerable amount of natural gas is being derived as a by-product of drilling crude oil and natural gas liquids-oriented wells in liquids-rich onshore basins.  As a result, the U.S. gas-related working rig count has declined from more than 800 rigs at the beginning of 2012 to less than 380 rigs as of April 19, 2013, a 14-year low.  Natural gas inventories in the U.S. have declined from 60% above the 5-year average as of the end of the first quarter of 2012 to 2% below the 5-year average as of the end of the first quarter of 2013.  Any increases in the supply of natural gas, whether the supply comes from conventional or unconventional production or associated gas production from oil wells, could constrain prices for natural gas for an extended period and result in fewer rigs drilling for gas in the near-term.

Recent WTI crude, ICE Brent crude, WCS crude and natural gas pricing trends are as follows:

	Average Price(1)
Quarter ended	WTI Crude (per bbl)	Brent Crude (per bbl)	Western Canadian Select Crude (per bbl)	Natural Gas (per mcf)
3/31/2013	$94.33	$112.47	$66.86	$3.49
12/31/2012	88.01	110.15	61.34	3.40
9/30/2012	92.17	109.63	76.75	2.88
6/30/2012	93.38	108.90	73.53	2.29
3/31/2012	102.85	118.54	75.82	2.44
12/31/2011	94.03	109.31	81.56	3.32
9/30/2011	89.71	112.47	75.05	4.12
6/30/2011	102.51	117.12	84.72	4.37
3/31/2011	93.93	104.90	72.43	4.18
12/31/2010	85.10	86.80	69.07	3.81

(1)       Source:  WTI crude, Brent crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices from Bloomberg.

Because Chinese steel production has been growing at a slower pace than that experienced in 2010 and early 2011, Chinese demand for imported steel inputs such as met coal and iron ore decreased during the first quarter of 2013 compared to the first quarter of 2012.  Met coal prices have decreased from over $200/metric ton at the beginning of 2012 to approximately $160/metric ton at the end of the first quarter of 2013.  Depressed met coal prices have led to some coal mine closures as well as delays in the start-up of some coal mining projects in Australia.

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

Our accommodations business is predominantly located in northern Alberta, Canada and Queensland, Australia and derives most of its business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other mineral resources.  More than two-thirds of our accommodations revenue is generated by our large-scale lodge and village facilities.  Where traditional accommodations and infrastructure are not accessible or cost effective, our semi-permanent lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel.  We typically contract our facilities to our customers on a fee per day basis covering lodging and meals that is based on the duration of their needs which can range from several months to several years.

Generally, our oil sands and mining accommodations’ customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of ten years to in excess of thirty years and, consequently, these investments are dependent on those customers' longer-term view of commodity demand and prices.  Oil sands development activity has increased over the past several years and has had a positive impact on our accommodations segment.  Sanctioning of new and expanded oil sands projects by our customers will create the opportunity for extensions of existing accommodations contracts and incremental accommodations contracts for us in Canada.  For example, in the third quarter of 2012, we were awarded a ten-year contract in support of future operations personnel working on the Kearl Project, one of the Canadian oil sands potentially largest mining operations.  With the WCS crude discount to WTI crude, several oil sands customers have announced the deferral of new oil sands projects, which could negatively affect the occupancy in our existing rooms or our ability to expand our oil sands room count.

We are expanding our Australian accommodations capacity to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah and Hunter basins in New South Wales to support met coal production, and in Western Australia to support LNG and other energy-related projects.  Accommodations deployed to support onshore U.S. drilling activity in several of the active shale play regions have also favorably contributed to our results.

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

As a result of the positive outlook for long-term oil demand, along with continued high oil prices, bidding and quoting activity for our offshore products segment increased during the first quarter of 2013.  As a result of this increased activity, backlog in our offshore products segment increased from $529 million as of March 31, 2012 to $564 million as of March 31, 2013.  Offshore products’ backlog totaled $561 million as of December 31, 2012.  We anticipate global deepwater spending to continue at robust levels due to new award opportunities coming from Brazil, West Africa, the U.S. Gulf of Mexico and Southeast Asia over the next twelve months.

Our well site services business segment is affected by drilling and completion activity primarily in the U.S. and, to a lesser extent, Canada and the rest of the world.  Until recently, overall industry activity has been primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques.  However, considering higher oil prices, lower natural gas prices and the advancement of horizontal drilling and completion techniques, activity in North America has shifted to a greater proportion of oil and liquids-rich drilling.  According to rig count data published by Baker Hughes Incorporated, the oil rig count in the U.S. as of April 19, 2013 totals approximately 1,370 rigs, comprising approximately 78% of total U.S. drilling activity.

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

Through our tubular services segment, we distribute a broad range of casing and tubing used in the drilling and completion of oil and natural gas wells primarily in North America. Accordingly, sales and gross margins in our tubular services segment depend upon the overall level of drilling activity, the types of wells being drilled, movements in global steel input prices and the overall industry level of oil country tubular goods (OCTG) manufacturing capacity, inventory and pricing.  Historically, tubular services’ gross margin generally expands during periods of rising OCTG prices and contracts during periods of decreasing OCTG prices.  Our tubular services business segment has historically been our most cyclical business segment.  OCTG prices fell throughout 2012, and pricing pressures continued into early 2013 due to strong import levels and increasing domestic capacity and production.

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

	Average Drilling Rig Count for
	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
U.S. Land – Oil	1,296	1,354	1,237
U.S. Land – Natural gas and other	410	405	711
U.S. Offshore	52	50	43
Total U.S.	1,758	1,809	1,991
Canada	536	368	592
Total North America	2,294	2,177	2,583

The average North American rig count for the three months ended March 31, 2013 decreased by 289 rigs, or 11.2%, compared to the three months ended March 31, 2012 largely due to a decline in natural gas drilling.

A factor that influences the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar and, to a lesser extent, the exchange rate between the U.S. dollar and the Australian dollar.  Our accommodations segment has derived a majority of its revenues and operating income in Canada and, since 2011, Australia.  These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes.  Although U.S. dollar and Canadian dollar exchange rates were comparable in the first three months of 2013 and 2012, the Australian dollar was valued at an average exchange rate of U.S. $1.04 in the first three months of 2013 compared to U.S. $1.06 for the first three months of 2012, a decrease of 2%.  This weakening of the Australian dollar had a proportionately negative impact on the translation of earnings generated from our Australian subsidiary and, therefore, the financial results of our accommodations segment.

Steel and steel input prices influence the pricing decisions of our OCTG suppliers, thereby impacting the pricing and margins of our tubular services segment.  During 2011 and 2012, OCTG marketplace supply and demand became more balanced compared to the previous two years as increased supplies of OCTG met the increased demand created by expanded drilling activity.  Throughout 2012 and into the first three months of 2013, imports of OCTG have increased, particularly goods imported from Canada and South Korea followed by India, Mexico and Japan.  Additionally, domestic OCTG mill capacity increased in 2012.  These increases in supply have primarily been in response to increased well complexity and offshore drilling.  The OCTG Situation Report suggests that industry OCTG inventory levels increased throughout 2012 and early 2013 and currently stand at five to six months' supply.  Ample industry inventory on the ground along with increasing imports and domestic production put downward pressure on OCTG prices throughout 2012 and early 2013.

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

Although higher than in 2012, the drilling rig count in the first quarter of 2013 in the U.S. Gulf of Mexico remains below historical levels following the April 2010 Macondo well incident and resultant oil spill in the U.S. Gulf of Mexico.  Beginning in the third quarter of 2011, however, U.S. Gulf of Mexico drilling activity has shown signs of a slow but steady recovery as permitting levels in general have improved.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business.  We currently expect that our 2013 capital expenditures will total approximately $600 million to $650 million compared to 2012 capital expenditures of $488 million.  Our 2013 capital expenditures include funding to expand our Canadian oil sands and Australian mining related accommodations facilities, to fund our other product and service offerings, and to upgrade our equipment and facilities.  Approximately two-thirds of our total expected 2013 capital expenditures will be spent in our accommodations segment.  In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED MARCH 31,
			Variance 2013 vs. 2012
	2013	2012	$	%

Revenues
Well site services -
Completion services	$137.3	$135.6	$1.7	1%
Drilling services	40.2	47.4	(7.2)	(15%)
Total well site services	177.5	183.0	(5.5)	(3%)
Accommodations	296.7	301.8	(5.1)	(2%)
Offshore products	201.3	185.7	15.6	8%
Tubular services	393.9	428.5	(34.6)	(8%)
Total	$1,069.4	$1,099.0	$(29.6)	(3%)
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$87.2	$84.6	$2.6	3%
Drilling services	29.6	34.1	(4.5)	(13%)
Total well site services	116.8	118.7	(1.9)	(2%)
Accommodations	150.4	139.5	10.9	8%
Offshore products	151.2	136.1	15.1	11%
Tubular services	373.9	401.5	(27.6)	(7%)
Total	$792.3	$795.8	$(3.5)	< (1%)
Gross margin
Well site services -
Completion services	$50.1	$51.0	$(0.9)	(2%)
Drilling services	10.6	13.3	(2.7)	(20%)
Total well site services	60.7	64.3	(3.6)	(6%)
Accommodations	146.3	162.3	(16.0)	(10%)
Offshore products	50.1	49.6	0.5	1%
Tubular services	20.0	27.0	(7.0)	(26%)
Total	$277.1	$303.2	$(26.1)	(9%)
Gross margin as a percentage of revenues
Well site services -
Completion services	36%	38%
Drilling services	26%	28%
Total well site services	34%	35%
Accommodations	49%	54%
Offshore products	25%	27%
Tubular services	5%	6%
Total	26%	28%

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

We reported net income attributable to the Company for the quarter ended March 31, 2013 of $102.2 million, or $1.85 per diluted share, including a gain of $4.0 million, or $0.05 per diluted share after-tax, from the reversal of a liability associated with contingent acquisition consideration in our U.S. accommodations business.  This gain is included in “Other operating (income) expense” in the Consolidated Statements of Income.  These results compare to net income attributable to the Company of $135.1 million, or $2.43 per diluted share, including a gain of $0.23 per diluted share after-tax from a favorable contract settlement reported in our U.S. accommodations business, reported for the quarter ended March 31, 2012.

Revenues.  Consolidated revenues decreased $29.6 million, or 3%, in the first quarter of 2013 compared to the first quarter of 2012.

Our well site services segment revenues decreased $5.5 million, or 3%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to a decrease in drilling services revenues, partially offset by an increase in completion services revenues.  Our completion services revenues increased $1.7 million, or 1%, in the first quarter of 2013 compared to the first quarter of 2012 as a favorable mix of demand for the Company’s proprietary tools, particularly in the Bakken region, led to a 6% increase in revenue per ticket (excluding the contribution from the acquisition of Tempress completed in the fourth quarter of 2012.)  The number of service tickets issued in the first quarter of 2013 decreased 7% compared to the first quarter of 2012 (also excluding the contribution from the acquisition of Tempress) due primarily to reduced activity, particularly in the Haynesville, Barnett and Marcellus regions, resulting from reduced customer spending in dry gas markets, partially offset by increased activity in the Bakken region. Our drilling services revenues decreased $7.2 million, or 15%, in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result decreased utilization of our rigs from an average of approximately 88% for the first quarter of 2012 to an average of approximately 72% for the first quarter of 2013.

Our accommodations segment reported revenues in the first quarter of 2013 that were $5.1 million, or 2%, lower than the first quarter of 2012.  This decrease was primarily due to a favorable contract settlement reported in our U.S. accommodations business of $18.3 million in the first quarter of 2012.  Excluding the contract settlement in the first quarter of 2012, revenues in our accommodations segment were up $13.2 million, or 5%.  Year-over-year revenue growth was largely due to an increased room count in our oil sands lodges and improved revenues from our Canadian mobile camp assets, partially offset by lower occupancy levels in Australia and lower utilization in 2013 for our U.S. accommodations assets.  Occupancy in Australia averaged 97% in the first quarter of 2012 compared to 84% in the first quarter of 2013.  Revenues and average available rooms for our lodges and villages increased 9% and 13%, respectively, while revenue per available room (RevPar) decreased 3% in the first quarter of 2013 compared to the first quarter of 2012.  The decrease in the RevPar in 2013 compared to 2012 was primarily due to decreased occupancy levels in Australia.

Our offshore products segment revenues increased $15.6 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012.  This increase was primarily the result of contributions from the acquisition of Piper, which was acquired in July 2012, along with increased drilling and subsea product sales.

Our tubular services segment revenues decreased $34.6 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012.  This decrease was primarily due to a 9% decrease in realized revenues per ton shipped in the first quarter of 2013 compared to the first quarter of 2012 due to sales mix and reduced mill pricing.  Despite the 12% year-over-year decrease in U.S. drilling and completion activity, we reported an increase in tons shipped from 205,400 in 2012 to 207,900 in 2013, an increase of 2,500 tons, or 1%.

Cost of Sales and Service.  Our consolidated cost of sales decreased $3.5 million, or less than 1%, in the first quarter of 2013 compared to the first quarter of 2012 as a result of decreased cost of sales at our tubular services and well site services segments of $27.6 million, or 7%, and $1.9 million, or 2%, respectively, partially offset by increased cost of sales at our offshore products and accommodations segments of $15.1 million, or 11%, and $10.9 million, or 8%, respectively.  Our consolidated gross margin as a percentage of revenues decreased from 28% in the first quarter of 2012 to 26% in the first quarter of 2013 primarily due to the favorable contract settlement reported in our U.S. accommodations business in 2012.  Excluding the favorable contract settlement, our consolidated gross margin as a percentage of revenues would have been 26% in the first quarter of 2012.

Our well site services segment cost of sales decreased $1.9 million, or 2%, in the first quarter of 2013 compared to the first quarter of 2012 as a result of a $4.5 million, or 13%, decrease in drilling services cost of sales, partially offset by a $2.6 million, or 3%, increase in completion services cost of sales.  Our well site services segment gross margin as a percentage of revenues decreased modestly from 35% in the first quarter of 2012 to 34% in the first quarter of 2013.  Our completion services segment gross margin as a percentage of revenues decreased modestly from 38% in the first quarter of 2012 to 36% in the first quarter of 2013.  Our drilling services gross margin as a percentage of revenues decreased from 28% in the first quarter of 2012 to 26% in the first quarter of 2013 primarily due to decreased rig utilization and cost absorption along with increased trucking costs.

Our accommodations segment cost of sales increased $10.9 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased revenues and room capacity in Canada.  Our accommodations segment gross margin as a percentage of revenues decreased from 54% in the first quarter of 2012 to 49% in the first quarter of 2013 primarily due to the favorable contract settlement reported in our U.S. accommodations business in 2012.  Excluding the favorable contract settlement, our accommodations segment gross margin as a percentage of revenues would have been 51% in the first quarter of 2012.  The decrease in gross margin as a percentage of revenues from the adjusted 51% in 2012 to 49% in 2013 was primarily due to decreased occupancy levels in our U.S. and Australian accommodations businesses.

Our offshore products segment cost of sales increased $15.1 million, or 11%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased revenues.  Our offshore products segment gross margin as a percentage of revenues decreased from 27% in the first quarter of 2012 to 25% in the first quarter of 2013 primarily due to product mix.

Our tubular services segment cost of sales decreased by $27.6 million, or 7%, in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of lower priced OCTG inventory being sold.  Our tubular services segment gross margin as a percentage of revenues decreased from 6.3% in the first quarter of 2012 to 5.1% in the first quarter of 2013 primarily due to lower industry pricing and product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expense increased $7.1 million, or 15%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased employee-related costs, SG&A expense associated with the inclusion of the Piper Valve business, which was acquired in July 2012, and increased office expenses and professional fees.

Depreciation and Amortization.  Depreciation and amortization expense increased $16.3 million, or 32%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to capital expenditures made during the previous twelve months largely related to investments in our Canadian and Australian accommodations and completion services businesses.

Operating Income.  Consolidated operating income decreased $43.3 million, or 21%, in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of a decrease in operating income from our accommodations segment of $24.1 million, or 20%, due to the favorable contract settlement reported in our U.S. accommodations business in 2012 and the increased depreciation expense on accommodations assets partially offset by the gain of $4.0 million from the reversal of a liability associated with contingent acquisition consideration in our U.S. accommodations business.  In addition, operating income from our well site services segment decreased $8.5 million, or 21%, primarily due to the increased depreciation expense on completion services assets and decreased rig utilization in our drilling services business.  Operating income from our tubular services segment decreased $7.4 million, or 33%, in the first quarter of 2013 compared to the first quarter of 2012 largely due to the lower industry pricing and product mix.

Interest Expense and Interest Income.  Net interest expense increased by $1.9 million, or 11%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to interest expense on the 5 1/8% Senior Notes due 2023 (5 1/8% Notes), issued on December 21, 2012, partially offset by decreased interest expense on our 2 3/8% Notes due 2025 (2 3/8% Notes) due to their conversion in July 2012.  The weighted average interest rate on the Company’s total outstanding debt was 5.3% in the first quarter of 2013 compared to 4.9% in the first quarter of 2012.  Interest income increased as a result of increased cash balances in interest bearing accounts.

Income Tax Expense.  Our income tax provision for the three months ended March 31, 2013 totaled $39.4 million, or 27.8% of pretax income, compared to income tax expense of $53.3 million, or 28.2% of pretax income, for the three months ended March 31, 2012.  The effective tax rates for the three months ended March 31, 2013 and 2012 are comparable and are lower than U.S. statutory rates because of lower foreign tax rates.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions.

Cash totaling $218.6 million was provided by operations during the first three months of 2013 compared to cash totaling $67.2 million provided by operations during the first three months of 2012.  During the first three months of 2013, $56.5 million was provided from net working capital reductions, primarily due to decreases in receivables and inventory in our tubular services segment.  During the first three months of 2012, $122.4 million was used to fund working capital, primarily due to increased investments in working capital for our tubular services business, seasonal increases in receivables in our Canadian accommodations business and increased receivables in our offshore products segment due to increasing activity levels.

Cash was used in investing activities during the three months ended March 31, 2013 and 2012 in the amounts of $105.2 million and $101.0 million, respectively.  Capital expenditures totaled $107.4 million and $101.4 million during the three months ended March 31, 2013 and 2012, respectively.  Capital expenditures in both years consisted principally of purchases and installation of assets for our accommodations and well site services segments, and in particular for accommodations investments made in support of Canadian oil sands developments and Australian mining developments.

We currently expect to spend a total of approximately $600 million to $650 million for capital expenditures during 2013 to expand our Canadian oil sands and Australian mining related accommodations facilities, to fund our other product and service offerings, and to upgrade our equipment and facilities.  Approximately two-thirds of our total estimated 2013 capital expenditures are expected to be spent in our accommodations segment.  We expect to fund these capital expenditures with cash available, internally generated funds and borrowings under our U.S., Canadian and Australian credit facilities.  The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.  At March 31, 2013, we had cash totaling $199.2 million held by foreign subsidiaries, primarily in Canada and the United Kingdom, where, in the case of Canada, we have assumed indefinite reinvestment of earnings and where we have not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings.  We believe these cash balances will be utilized for future investment outside the United States.

Net cash of $33.8 million was used in financing activities during the three months ended March 31, 2013, primarily as a result of repayments under our Australian credit facility.  Net cash of $28.8 million was provided by financing activities during the three months ended March 31, 2012, primarily as a result of borrowings under our revolving credit facilities.

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

Stock Repurchase Program.  On August 23, 2012, the Company announced that its Board of Directors authorized $200 million for the repurchase of the Company’s common stock, par value $.01 per share.  The authorization replaced the prior share repurchase authorization, which was set to expire on September 1, 2012.  As of March 31, 2013, the Company had approximately 55.0 million shares of common stock outstanding.  The Board of Directors’ authorization is limited in duration and expires on September 1, 2014.  Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.  As of March 31, 2013, a total of $15.2 million of our stock (225,796 shares) had been repurchased under this program, leaving a total authorization of up to approximately $184.8 million remaining available under the program.  There were no stock repurchases under this program during the three months ended March 31, 2013.

Credit Facilities.  Our current bank credit facilities include a U.S. revolving credit facility, a U.S. term loan, a Canadian revolving facility, and a Canadian term loan.  The credit facilities are governed by an Amended and Restated Credit Agreement dated of December 10, 2010 (Credit Agreement) by and among the Company, PTI Group Inc., PTI Premium Camp Services, Ltd., the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent and U.S. collateral agent and Royal Bank of Canada, as Canadian administrative agent and Canadian collateral agent.  The U.S. and Canadian bank credit facilities contain total commitments available of $1.05 billion, including Total U.S. Commitments (as defined in the Credit Agreement) of U.S. $700 million (including $200 million in U.S. term loans), and Total Canadian Commitments (as defined in the Credit Agreement) of U.S. $350 million (including $100 million in Canadian term loans).  The maturity date of the Credit Agreement is December 10, 2015. The current principal balance of the term loans is repayable at a rate of 2.5% per quarter of the aggregate principal amount until maturity on December 10, 2015 when the remaining principal is due.  We currently have 19 lenders in our Credit Agreement with commitments ranging from $25.3 million to $150 million.  While we have not experienced, nor do we anticipate, any difficulties in obtaining funding from any of these lenders at this time, the lack of or delay in funding by a significant member of our banking group could negatively affect our liquidity position.  As of March 31, 2013, we had $246.6 million outstanding under the term loans of the Credit Agreement and an additional $44.3 million of outstanding letters of credit, leaving $705.7 million available to be drawn under the U.S. and Canadian facilities.

The Credit Agreement contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0 in 2012 and 3.0 to 1.0 thereafter.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.  As of March 31, 2013, we were in compliance with our debt covenants and expect to continue to be in compliance during 2013.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries.  Borrowings under the Credit Agreement accrue interest at a rate equal to either LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement).  We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement.  During the first quarter of 2013, our applicable margin over LIBOR was 2.00%.

On September 18, 2012, the Company’s Australian accommodations subsidiary, The MAC Services Group Pty Limited (The MAC), entered into a AUD$300 million revolving loan facility governed by a Syndicated Facility Agreement (The MAC Group Facility Agreement), between The MAC, J.P. Morgan Australia Limited, as Australian agent and security trustee, JPMorgan Chase Bank, N.A., as U.S. agent, and the lenders party thereto, which is guaranteed by the Company and The MAC’s subsidiaries.  We currently have 11 lenders in the MAC Group Facility Agreement with commitments ranging from AUD$14 million to AUD$35 million.  The maturity date of The MAC Group Facility Agreement is December 10, 2015.  The MAC Group Facility Agreement replaced The MAC’s previous AUD$150 million revolving loan facility.  As of March 31, 2013, we had AUD$18 million outstanding under the Australian credit facility, leaving AUD$282 million available to be drawn under this facility.

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

On December 21, 2012, in connection with the issuance of the 5 1/8% Notes, the Company entered into an Indenture (the 5 1/8% Notes Indenture) with the Guarantors and Wells Fargo Bank, N.A., as trustee.  The 5 1/8% Notes Indenture restricts the Company's ability and the ability of the Guarantors to: (i) incur additional debt; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications.  If at any time when the 5 1/8% Notes are rated investment grade by either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the 5 1/8% Notes Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The 5 1/8% Notes Indenture contains customary events of default.  As of March 31, 2013, the Company was in compliance with all covenants of the 5 1/8% Notes Indenture.

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

On June 1, 2011, in connection with the issuance of the 6 1/2% Notes, the Company entered into an Indenture (the 6 1/2% Notes Indenture) with the Guarantors and Wells Fargo Bank, N.A., as trustee.  The Indenture restricts the Company's ability and the ability of the Guarantors to: (i) incur additional debt; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 6 1/2% Notes are rated investment grade by either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the 6 1/2% Notes Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The 6 1/2% Notes Indenture contains customary events of default.  As of March 31, 2013, the Company was in compliance with all covenants of the 6 1/2% Notes Indenture.

Our total debt represented 33.2% of our combined total debt and stockholders’ equity at March 31, 2013 compared to 34.7% at December 31, 2012 and 36.0% at March 31, 2012

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates.  As of March 31, 2013, we had floating-rate obligations totaling approximately $265.3 million drawn under our credit facilities.  These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $2.7 million annually based on our floating debt obligations as of March 31, 2013.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars.  During the three months ended March 31, 2013, our reported foreign exchange gains were $1.4 million and are included in “Other operating (income) expense” in the Consolidated Statements of Income.  In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions.  As of March 31, 2013 and December 31, 2012, we had outstanding foreign currency forward purchase contracts with notional amounts of $9.1 million and $12.4 million, respectively, hedging expected cash flows denominated in Euros.  We have recorded other comprehensive income of $0.3 million in the three months ended March 31, 2013 as a result of this contract.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In January 2013, we completed the implementation of a new financial consolidation and reporting system in our Canadian accommodations business.  We believe the new software will enhance our internal controls over financial reporting, and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change. We will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective.

During the three months ended March 31, 2013, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

“Item 1A. Risk Factors” of our 2012 Form 10-K includes a detailed discussion of our risk factors.  There have been no significant changes to our risk factors as set forth in our 2012 Form 10-K.  The risks described in this Quarterly Report on Form 10-Q and our 2012 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2013 – January 31, 2013	--		--		--	$184,754,796
February 1, 2013 – February 28, 2013	45,011	(2)	$79.65	(3)	--	$184,754,796
March 1, 2013 - March 31, 2013	101	(2)	$81.57	(4)	--	$184,754,796
Total	45,112		$79.65		--	$184,754,796

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

(3)
The price paid per share was based on the weighted average closing price of our Company’s common stock on February 16, 2013, February 17, 2013  and February 19, 2013, which represent the dates the restrictions lapsed on such shares.

(4)	The price paid per share was based on the closing price of our Company’s common stock on March 30, 2013, which represents the date the restrictions lapsed on such shares.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

10.1*,**	—	Deferred Compensation Plan effective January 1, 2012.

10.2*,**	—	Canadian Long Term Incentive Plan effective February 19, 2013.

10.3*,**	—	Deferred Stock Agreement effective February 19, 2013.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	April 25, 2013	By	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 25, 2013	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President -- Accounting and
Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

10.1*,**	—	Deferred Compensation Plan effective January 1, 2012.

10.2*,**	—	Canadian Long Term Incentive Plan effective February 19, 2013.

10.3*,**	—	Deferred Stock Agreement effective February 19, 2013.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------
*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.