Form 10-K/A
period 2012-12-31
OIL STATES INTERNATIONAL, INC
filed 2013-10-31
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES [X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 20, 2013 (the "Original Filing") is filed to disclose information in connection with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in “Part II. Item 9B. Other Information” and the additional exhibits in “Part IV. Item 15. Exhibits, Financial Statement Schedules,” no part of the Original Filing is amended hereby, and this Amendment does not reflect events that have occurred after the Original Filing.

PART II

Item 9B. Other Information

Disclosure under Section 13(r) of the Exchange Act

The Iran Threat Reduction and Syria Human Rights Act of 2012, signed into law by President Obama on August 10, 2012, added a new Section 13(r) to the Exchange Act, which requires us to disclose whether the Company or any of its affiliates has engaged in certain Iran-related activities during the reporting period. All of the transactions referenced below involved the supply by our wholly-owned Singaporean subsidiary, Oil States (Asia) Ptd Ltd ("Oil States (Asia)"), of riser pipes and associated material for use in the development of the South Pars Gas Field, development of which is controlled and mandated by Pars Oil & Gas Co, which was designated in December 2010 by the Office of Foreign Assets Control (OFAC) as being owned or controlled by the Government of Iran. Since the completion of the transactions described below, Oil States (Asia) has wound down all of its Iran-related business, and voluntary self-disclosures have been submitted to OFAC and the State Department about these transactions.

Transaction with Petroleum Pipe Middle East (FZE)

This transaction involved the sale of riser pipe and associated material by Oil States (Asia) to Petroleum Pipe Middle East (FZE) ("PPME"). PPME is a company in the United Arab Emirates ("UAE") and a subsidiary of Petroleum Pipe Company, a company incorporated in the Jersey Islands. Oil States (Asia) was aware that PPME was placing the order for an intermediate customer, Dana Kish Drilling Company ("Dana Kish"). Dana Kish ultimately used the products in question for the development of the South Pars Gas Field, which is controlled and mandated by Pars Oil & Gas Co. The PPME transaction began with discussions and quotations to PPME in February 2012 and resulted in Oil States (Asia)'s acceptance of PPME's order on August 20, 2012, which was subsequently revised and ultimately finalized on January 7, 2013. Oil States (Asia) made two shipments to PPME in the UAE, on November 29, 2012 and March 8, 2013. The total value of PPME's order was approximately $4.2 million, for which Oil States (Asia) received an estimated net profit of $0.4 million.

Transactions with Integrated Energy Systems Trading FZC

These transactions involved the sale of riser pipe and associated material by Oil States (Asia) to Integrated Energy Systems Trading FZC ("IEST"). IEST is a company in the UAE and a subsidiary of Integrated Energy Systems Holdings, a Russian company. IEST was placing the orders for an intermediate customer, Petro Karan Shafagh Kish ("PKSK"), an Iranian entity. PKSK ultimately used the products in the development of the South Pars Gas Field.

This transaction consisted of two orders. Oil States (Asia) accepted both orders from IEST on October 10, 2011, which were subsequently revised and ultimately finalized on April 9, 2012. Oil States (Asia) made two shipments to IEST in Iran on May 18, 2012 and December 24, 2012. The total value of IEST's orders were approximately $11.7 million, for which Oil States (Asia) received an estimated net profit of $1.3 million.

Transaction with Petropars International FZE

This transaction involved the sale of riser pipe and associated material by Oil States (Asia) to Petropars International, FZE (“Petropars”). Petropars is a UAE entity that was designated in June 2010 by OFAC as ultimately owned or controlled by the Government of Iran. Oil States (Asia) issued invoices in December of 2011 and received payment of approximately $4.3 million in January of 2012 for an estimated net profit of approximately $0.5 million.

Closing Remarks

Oil States (Asia) did not receive any revenues or profits from the sale of its product to subsequent customers. All of the revenues and profits from the transactions referenced above derived directly from PPME, IEST and Petropars.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15 of the Original Filing is amended by the addition of the following exhibits:

(b)	Index of Exhibits

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

---------

*     Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2013.

OIL STATES INTERNATIONAL, INC.

By:	/s/ CINDY B. TAYLOR
Cindy B. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on October 31, 2013.

	Signature	Title

	/s/ STEPHEN A. WELLS*	Chairman of the Board
Stephen A. Wells

	/s/ CINDY B. TAYLOR	Director, President & Chief Executive Officer
	Cindy B. Taylor	(Principal Executive Officer)

	/s/ BRADLEY J. DODSON	Senior Vice President, Chief Financial Officer
	Bradley J. Dodson	and Treasurer
(Principal Financial Officer)

	/s/ ROBERT W. HAMPTON	Senior Vice President —Accounting and Corporate Secretary
	Robert W. Hampton	(Principal Accounting Officer)

	/s/ MARTIN A. LAMBERT*	Director
Martin A. Lambert

	/s/ S. JAMES NELSON, JR.*	Director
S. James Nelson, Jr.

	/s/ MARK G. PAPA*	Director
Mark G. Papa

	/s/ GARY L. ROSENTHAL*	Director
Gary L. Rosenthal

	/s/ CHRISTOPHER T. SEAVER*	Director
Christopher T. Seaver

	/s/ DOUGLAS E. SWANSON*	Director
Douglas E. Swanson

	/s/ WILLIAM T. VAN KLEEF*	Director
William T. Van Kleef

* By:	/s/ BRADLEY J. DODSON
Bradley J. Dodson, pursuant to a power of
attorney filed as Exhibit 24.1 to the
Original Filing