Form 10-Q/A
period 2013-03-31
OIL STATES INTERNATIONAL, INC
filed 2013-10-31
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to our Current Report on Form 10-Q for the three months ended March 31, 2013 filed with the Securities and Exchange Commission on April 25, 2013 (the "Original Filing") is filed to disclose information in connection with Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in “Part II. Item 5. Other Information” and the additional exhibits in “Part II. Item 6. Exhibits,” no part of the Original Filing is amended hereby, and this Amendment does not reflect events that have occurred after the Original Filing.

PART II -- OTHER INFORMATION

ITEM 5. Other Information

Disclosure under Section 13(r) of the Exchange Act

The Iran Threat Reduction and Syria Human Rights Act of 2012, signed into law by President Obama on August 10, 2012, added a new Section 13(r) to the Exchange Act, which requires us to disclose whether the Company or any of its affiliates has engaged in certain Iran-related activities during the reporting period. In the first quarter of 2013, our wholly-owned Singaporean subsidiary, Oil States (Asia) Ptd Ltd ("Oil States (Asia)"), made two shipments and received one payment in connection with a prior transaction for the sale of riser pipe and associated material to a United Arab Emirates company, for ultimate use in the South Pars Gas Field. This field is controlled and mandated by Pars Oil & Gas Co, an entity designated in December 2010 by the Office of Foreign Assets Control (OFAC) as being owned or controlled by the Government of Iran. The transaction that is the subject of this disclosure commenced at a time when Oil States (Asia) was not subject to the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560 (ITSR). The total value of Oil States (Asia)’s transaction was approximately $4.2 million, for which it received an estimated net profit of $0.4 million. The payment that Oil States (Asia) received during the reporting period totaled approximately $2.03 million. Except for the receipt of two final payments from its customer during April 2013, Oil States (Asia) completed the transaction in accordance with and during the validity period of the wind-down general license of ITSR Section 560.555, which expired on March 8, 2013. Oil States (Asia) has wound down its Iran-related business, and voluntary self-disclosures have been submitted to OFAC and the State Department about this transaction.

ITEM 6. Exhibits

Item 6 of the Original Filing is amended by the addition of the following exhibits:

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

*       Filed herewith.

**       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: October 31, 2013	By:	/s/ BRADLEY J. DODSON
Bradley J. Dodson
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: October 31, 2013	By:	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President -- Accounting and
Secretary (Duly Authorized Officer and Chief Accounting Officer)