Form 10-Q
period 2014-03-31
OIL STATES INTERNATIONAL, INC
filed 2014-05-02
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 53,056,361 shares of common stock, par value $0.01, outstanding and 6,428,033 shares of treasury stock as of May 1, 2014.

OIL STATES INTERNATIONAL, INC.

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Income for the Three Month Periods Ended March 31, 2014 and 2013	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2014 and 2013	4
	Consolidated Balance Sheets –March 31, 2014 (unaudited) and December 31, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7–21

Cautionary Statement Regarding Forward-Looking Statements		22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22–33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35–36

	(a) Index of Exhibits	35–36

Signature Page		37

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2014	2013

Revenues	$657,982	$675,527

Costs and expenses:
Cost of sales and services	415,826	418,389
Selling, general and administrative expenses	56,545	50,017
Depreciation and amortization expense	70,386	66,312
Other operating expense (income)	1,582	(5,691)
	544,339	529,027
Operating income	113,643	146,500

Interest expense, net of capitalized interest	(17,104)	(20,090)
Interest income	917	563
Equity in earnings (losses) of unconsolidated affiliates	97	(735)
Other income	1,669	1,072
Income from continuing operations before income taxes	99,222	127,310
Income tax provision	(27,531)	(33,751)
Net income from continuing operations	71,691	93,559
Net income from discontinued operations, net of tax	182	9,025
Net income	71,873	102,584
Less: Net income attributable to noncontrolling interest	369	395
Net income attributable to Oil States International, Inc.	$71,504	$102,189

Net income attributable to Oil States International, Inc.:
Continuing operations	$71,322	$93,164
Discontinued operations	182	9,025
Net income attributable to Oil States International, Inc.	$71,504	$102,189

Basic net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$1.33	$1.70
Discontinued operations	--	0.16
Net income	$1.33	$1.86

Diluted net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$1.32	$1.69
Discontinued operations	--	0.16
Net income	$1.32	$1.85

Weighted average number of common shares outstanding:
Basic	53,288	54,808
Diluted	53,588	55,373

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Net income	$71,873	$102,584

Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	(22,339)
Unrealized gain on forward contracts, net of tax	--	210
Total other comprehensive loss	(20)	(22,129)

Comprehensive income	71,853	80,455
Comprehensive income attributable to noncontrolling interest	(304)	(366)
Comprehensive income attributable to Oil States International, Inc.	$71,549	$80,089

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$454,873	$599,306
Accounts receivable, net	631,025	620,333
Inventories, net	271,378	266,552
Prepaid expenses and other current assets	42,176	39,716
Total current assets	1,399,452	1,525,907

Property, plant, and equipment, net	1,938,283	1,902,789
Goodwill, net	519,766	513,650
Other intangible assets, net	132,195	133,531
Other noncurrent assets	56,391	55,384
Total assets	$4,046,087	$4,131,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$152,153	$149,079
Accrued liabilities	98,514	132,046
Income taxes	25,417	32,679
Current portion of long-term debt and capitalized leases	529	529
Deferred revenue	53,388	50,366
Other current liabilities	14,102	9,137
Total current liabilities	344,103	373,836

Long-term debt and capitalized leases	972,562	972,692
Deferred income taxes	115,931	122,821
Other noncurrent liabilities	40,762	36,618
Total liabilities	1,473,358	1,505,967

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 59,478,369 shares and 59,192,051 shares issued, respectively, and 53,050,411 shares and 54,181,569 shares outstanding, respectively	595	592
Additional paid-in capital	651,643	637,438
Retained earnings	2,391,957	2,320,453
Accumulated other comprehensive loss	(85,695)	(85,675)
Common stock held in treasury at cost, 6,427,958 and 5,010,482 shares, respectively	(387,952)	(249,391)
Total Oil States International, Inc. stockholders’ equity	2,570,548	2,623,417
Noncontrolling interest	2,181	1,877
Total stockholders’ equity	2,572,729	2,625,294
Total liabilities and stockholders’ equity	$4,046,087	$4,131,261

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from operating activities:
Net income	$71,873	$102,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,386	66,915
Deferred income tax provision	(6,253)	(8,977)
Excess tax benefits from share-based payment arrangements	(1,660)	(3,322)
Provision for loss on receivables	1,920	226
Non-cash compensation charge	7,375	6,285
Amortization of deferred financing costs	1,627	2,019
Other, net	(293)	(3,565)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(17,325)	29,000
Inventories	(6,372)	17,824
Accounts payable and accrued liabilities	(19,985)	(16,256)
Taxes payable	(3,656)	21,155
Other operating assets and liabilities, net	7,674	4,721
Net cash flows provided by operating activities	105,311	218,609

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(103,427)	(107,397)
Proceeds from disposition of property, plant and equipment	2,210	2,075
Other, net	(385)	108
Net cash flows used in investing activities	(101,602)	(105,214)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	--	(29,219)
Term loan repayments	--	(7,526)
Debt and capital lease repayments	(129)	(110)
Issuance of common stock from share-based payment arrangements	3,346	3,498
Purchase of treasury stock	(141,043)	--
Excess tax benefits from share-based payment arrangements	1,660	3,322
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(4,915)	(3,593)
Other, net	(2)	(200)
Net cash flows used in financing activities	(141,083)	(33,828)

Effect of exchange rate changes on cash	(7,059)	(6,770)
Net change in cash and cash equivalents	(144,433)	72,797
Cash and cash equivalents, beginning of period	599,306	253,172

Cash and cash equivalents, end of period	$454,873	$325,969

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

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K).

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

3.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2014 and December 31, 2013 is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2014	2013
Accounts receivable, net:
Trade	$434,445	$456,114
Unbilled revenue	199,407	163,766
Other	6,993	7,987
Total accounts receivable	640,845	627,867
Allowance for doubtful accounts	(9,820)	(7,534)
	$631,025	$620,333

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	MARCH 31,	DECEMBER 31,
	2014	2013
Inventories, net:
Finished goods and purchased products	$106,217	$91,909
Work in process	62,557	72,903
Raw materials	112,974	111,280
Total inventories	281,748	276,092
Allowance for excess, damaged, or obsolete inventory	(10,370)	(9,540)
	$271,378	$266,552

	Estimated	MARCH 31,	DECEMBER 31,
	Useful Life (years)	2014	2013
Property, plant and equipment, net:
Land		$79,457	$76,545
Accommodations assets	3-15	1,550,014	1,535,407
Buildings and leasehold improvements	3-40	211,516	204,455
Machinery and equipment	2-29	443,621	434,578
Completion services equipment	4-10	329,543	314,445
Office furniture and equipment	1-10	60,652	57,026
Vehicles	2-10	141,127	140,156
Construction in progress		205,945	172,252
Total property, plant and equipment		3,021,875	2,934,864
Accumulated depreciation		(1,083,592)	(1,032,075)
		$1,938,283	$1,902,789

	MARCH 31,	DECEMBER 31,
	2014	2013
Accrued liabilities:
Accrued compensation	$39,260	$71,535
Insurance liabilities	12,974	13,198
Accrued taxes, other than income taxes	11,599	7,619
Accrued interest	16,987	11,931
Accrued commissions	4,212	3,654
Accrued treasury stock repurchase	--	7,397
Other	13,482	16,712
	$98,514	$132,046

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss was $85.7 million at March 31, 2014 and December 31, 2013 primarily as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first quarter of 2014 were essentially offsetting due to the Canadian dollar decreasing in value compared to the U.S. dollar and the Australian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$1.0 billion and A$970 million, respectively, at March 31, 2014.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	EARNINGS PER SHARE

The numerator (income) and denominator (shares) used for the computation of basic and diluted earnings per share from continuing operations were as follows (in thousands):

	THREE MONTHS ENEDED MARCH 31,
	2014		2013
	Income	Shares	Income	Shares
Basic:
Net income attributable to Oil States International, Inc.	$71,504		$102,189
Less: Undistributed net income allocable to participating securities	(781)		--
Undistributed net income applicable to common stockholders	70,723		102,189
Less: Income from discontinued operations, net of tax	(182)		(9,025)
Add: Undistributed net income from discontinued operations allocable to participating securities	2		--
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$70,543	53,288	$93,164	54,808
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$70,543	53,288	$93,164	54,808
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	4	--	--	--
Options on common stock	--	283	--	391
Restricted stock awards and other	--	17	--	174
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	70,547	53,588	93,164	55,373
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	180		9,025
Undistributed net income reallocated to participating securities	--		--
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$70,727	53,588	$102,189	55,373

Our calculations of diluted earnings per share for the three months ended March 31, 2014 and 2013 exclude 198,405 shares and 392,905 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

6.	BUSINESS ACQUISITIONS AND GOODWILL

On December 2, 2013, we acquired all of the operating assets of Quality Connector Systems, LLC (QCS). Headquartered in Houston, Texas, QCS designs, manufactures and markets a portfolio of proprietary deep and shallow water pipeline connectors for subsea pipeline construction, repair and expansion projects. Subject to customary post-closing adjustments, total cash consideration was $42.5 million. The operations of QCS have been included in our offshore products segment since the acquisition date.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the three month period ended March 31, 2014 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Total
Balance as of December 31, 2012
Goodwill	$201,281	$22,767	$224,048	$295,132	$118,933	$638,113
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	106,753	--	106,753	295,132	118,933	520,818
Goodwill acquired and purchase price adjustments	1,576	--	1,576	--	26,179	27,755
Foreign currency translation and other changes	(946)	--	(946)	(34,076)	99	(34,923)
	107,383	--	107,383	261,056	145,211	513,650

Balance as of December 31, 2013
Goodwill	201,911	22,767	224,678	261,056	145,211	630,945
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	107,383	--	107,383	261,056	145,211	513,650
Goodwill acquired and purchase price adjustments	194	--	194	--	--	194
Foreign currency translation and other changes	(517)	--	(517)	6,402	37	5,922
	107,060	--	107,060	267,458	145,248	519,766

Balance as of March 31, 2014
Goodwill	201,588	22,767	224,355	267,458	145,248	637,061
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	$107,060	$--	$107,060	$267,458	$145,248	$519,766

7.	DISCONTINUED OPERATIONS

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu for the sale of Sooner, which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600 million. We recognized a net gain on disposal of $128.4 million ($84.0 million after-tax) in 2013.

In connection with this transaction, the parties entered into a transition services agreement for the Company to provide certain information technology applications and infrastructure and various administrative services to Sooner during the transition period in exchange for monthly service fees. The transition services agreement expired on February 28, 2014. The cash flows from the disposed business to the Company resulting from the transition services agreement are not significant and did not constitute a significant continuing involvement in Sooner.

Sooner, which had previously been presented as a separate reporting unit, meets the criteria for being reported as a discontinued operation and has been reclassified from continuing operations. Discontinued operations for the three months ended March 31, 2013 reflect the operating results of Sooner while discontinued operations for the three months ended March 31, 2014 consist primarily of adjustments related to the revaluation of outstanding equity options and awards for Sooner employees.

The following table provides the components of net income from discontinued operations, net of tax (in thousands).

	Three Months Ended	Three Months Ended
	March 31 2014	March 31, 2013

Revenues	$--	$393,913
Income from discontinued operations before income taxes	257	14,714
Income tax provision	(75)	(5,689)
Net income from discontinued operations, net of tax	$182	$9,025

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

8.	DEBT

As of March 31, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
U.S. revolving credit facility, which matures December 10, 2015, with available commitments up to $500 million; no borrowings outstanding during the three month period ended March 31, 2014	$--	$--

Canadian revolving credit facility, which matures on December 10, 2015, with available commitments up to $250 million; no borrowings outstanding during the three month period ended March 31, 2014	--	--

Australian revolving credit facility, which matures December 10, 2015, with available commitments up to AUD$300 million; no borrowings outstanding during the three month period ended March 31, 2014	--	--

6 1/2% senior unsecured notes - due June 2019	600,000	600,000

5 1/8% senior unsecured notes - due January 2023	366,000	366,000

Capital lease obligations and other debt	7,091	7,221
Total debt	973,091	973,221
Less: Current portion	529	529
Total long-term debt and capitalized leases	$972,562	$972,692

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

In the fourth quarter of 2013, the Company repurchased $34.0 million aggregate principal amount of the 5 1/8% Notes. See Note 15 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion regarding our 5 1/8% Notes as they relate to the proposed spin-off of our accommodations segment.

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

The Company utilized approximately $515 million of the net proceeds of the 6 1/2% Notes to repay borrowings outstanding under its U.S. and Canadian credit facilities. The remaining net proceeds of approximately $75 million were utilized for general corporate purposes. See Note 15 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion regarding our 5 1/8% Notes as it relates to the proposed spin-off of our accommodations segment.

As of March 31, 2014, the Company had approximately $454.9 million of cash and cash equivalents and $717.1 million of the Company’s U.S. and Canadian credit facilities available for future financing needs. The Company also had availability totaling A$300 million under its Australian credit facility. As of March 31, 2014, the Company had $32.9 million of outstanding letters of credit which reduced amounts available under its credit facilities.

Interest expense on the condensed consolidated statements of income is net of capitalized interest of $0.3 million for the three months ended March 31, 2014 and $0.3 million for the same period in 2013.

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

The fair values of the Company’s 6 1/2% Notes and 5 1/8% Notes are estimated based on quoted prices and analysis of similar instruments (Level 2 fair value measurements). The carrying values and fair values of these notes are as follows for the periods indicated (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
5 1/8% Notes
Principal amount due 2023	$366,000	$411,750	$366,000	$411,066

6 1/2% Notes
Principal amount due 2019	$600,000	$632,628	$600,000	$639,378

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

10.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2014	54,181,569
Repurchase of shares – transferred to treasury	(1,368,086)
Shares issued upon exercise of stock options and vesting of restricted stock awards	286,318
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(49,390)
Shares of common stock outstanding – March 31, 2014	53,050,411

11.	STOCK BASED COMPENSATION

During the first three months of 2014, we granted restricted stock awards totaling 225,942 shares valued at a total of $22.7 million. Of the restricted stock awards granted in the first three months of 2014, a total of 222,815 awards vest in four equal annual installments beginning in February 2015 and 3,000 awards vest 100% in February 2015. During the three months ended March 31, 2014, the Company also granted 65,650 units of phantom shares under the Canadian Long-Term Incentive Plan, which provides for the granting of units of phantom shares to key Canadian employees. These awards vest in three equal annual installments beginning in February 2015 and are accounted for as a liability that is remeasured at each reporting date until paid. The amount of compensation costs recognized for these liability awards is equal to the amount of cash paid upon settlement. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of the Company’s common stock on the vesting date. A total of 118,950 stock options with a ten-year term were awarded in the three months ended March 31, 2014 with an average exercise price of $100.43, a fair value of $3.8 million and that will vest in four equal annual installments starting in February 2015.

Stock based compensation pre-tax expense from continuing operations recognized in the three month periods ended March 31, 2014 and 2013 totaled $8.0 million and $6.5 million, or $0.11 and $0.09 per diluted share after tax, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2014 and 2013 was $18.1 million and $11.7 million, respectively. At March 31, 2014, $58.4 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance or vesting conditions had not yet been recognized.

12.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended March 31, 2014 totaled $27.5 million, or 27.7% of pretax income, compared to income tax expense of $33.8 million, or 26.5% of pretax income, for the three months ended March 31, 2013. The increase in the effective tax rate from the prior year was largely the result of higher domestic earnings as a percentage of total earnings and an increase to the state effective tax rate. Our domestic earnings are taxed at a higher rate than our foreign earnings. The effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for continuing operations for each of the three months ended March 31, 2014 and 2013 is summarized in the following table (in thousands):

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2014
Well site services –
Completion services	$146,462	$17,944	$31,045	$-	$23,013	$596,020
Drilling services	46,564	6,884	5,795	-	7,114	143,498
Total well site services	193,026	24,828	36,840	-	30,127	739,518
Accommodations	252,744	39,599	56,258	-	63,525	2,195,566
Offshore products	212,212	5,695	37,348	97	9,563	956,986
Corporate and eliminations	-	264	(16,803)	-	212	154,017
Total	$657,982	$70,386	$113,643	$97	$103,427	$4,046,087

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2013
Well site services –
Completion services	$137,366	$15,195	$28,659	$-	$20,466	$576,634
Drilling services	40,203	5,752	4,080	-	7,567	163,002
Total well site services	177,569	20,947	32,739	-	28,033	739,636
Accommodations	296,668	41,088	94,906	-	69,917	2,157,727
Offshore products	201,290	4,043	32,136	(735)	9,011	819,541
Corporate and eliminations	-	234	(13,281)	-	104	133,977
Total	$675,527	$66,312	$146,500	$(735)	$107,065	$3,850,881

14.	COMMITMENTS AND CONTINGENCIES

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

On July 30, 2013, we announced that our Board of Directors approved pursuing the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company’s shareholders. The objective of the spin-off is to more effectively focus on two distinct businesses, achieve lower cost of capital for our accommodations business, to pursue more tailored and aggressive growth strategies and optimize operating efficiencies among other objectives. In connection with the spin-off, we received a private letter ruling from the Internal Revenue Service on the tax-free status of the spin-off transaction. The spin-off is subject to market conditions, the completion of a review by the Commission of an amended Form 10 filed by Civeo, the execution of a separation and distribution agreement and other agreements and final approval of our Board of Directors and is expected to be completed by the end of the second quarter of 2014. In connection with the proposed spin-off, we anticipate that we will refinance our existing debt. Specifically, we intend to commence a tender offer for any and all of our outstanding 5 1/8% Notes and 6 1/2% Notes. We intend to fund this tender offer in part with the proceeds of a cash dividend to be paid to us by Civeo immediately prior to the consummation of the proposed spin-off. We anticipate that this cash dividend will be within a range of $650.0 million to $850.0 million. In connection with the spin-off, we also intend to refinance our existing credit facilities with a single, U.S. revolving credit facility. Refer to Note 8 – Debt and Note 9 – Fair Value Measurements for additional details regarding the Company’s debt. Civeo will be spun-off as a C-Corporation. Civeo’s Board of Directors may continue to assess the feasibility and advisability of a potential future conversion into a real estate investment trust (REIT).

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

The following condensed consolidating financial information presents: condensed consolidating statements of income for each of the three month periods ended March 31, 2014 and 2013, condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 and the statements of cash flows for each of the three months ended March 31, 2014 and 2013 of (a) the Company, parent/guarantor, (b) Acute Technological Services, Inc., Capstar Holding, L.L.C., Capstar Drilling, Inc., General Marine Leasing, LLC, Oil States Energy Services L.L.C., Oil States Energy Services Holding, Inc., OSES International Holding, L.L.C., Oil States Management, Inc., Oil States Industries, Inc., Oil States Skagit SMATCO, LLC, PTI Group USA LLC, PTI Mars Holdco 1, LLC and Tempress Technologies, Inc. (the Guarantor Subsidiaries), (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate the Company and its subsidiaries and (e) the Company on a consolidated basis.

With our sale of Sooner, Inc. on September 6, 2013, it is no longer a Guarantor Subsidiary. The Condensed Consolidated Statements of Income and Balance Sheets have been reclassified for all periods presented to reflect only the Company’s continuing operations.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2014
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

REVENUES
Operating revenues	$—	$344,145	$313,837	$—	$657,982
Intercompany revenues	—	9,087	21,277	(30,364)	—
Total revenues	—	353,232	335,114	(30,364	657,982

OPERATING EXPENSES
Cost of sales and services	—	232,431	187,032	(3,637)	415,826
Intercompany cost of sales and services	—	5,844	19,303	(25,147)	—
Selling, general and administrative expenses	449	36,437	19,659	—	56,545
Depreciation and amortization expense	264	32,318	37,845	(41)	70,386
Other operating expense (income)	(339)	1,312	609	—	1,582
Operating income (loss)	(374)	44,890	70,666	(1,539)	113,643

Interest expense, net of capitalized interest	(16,442)	(145)	(12,648)	12,131	(17,104)
Interest income	4,295	53	8,700	(12,131)	917
Equity in earnings (loss) of unconsolidated affiliates	84,141	50,301	97	(134,442)	97
Other income	—	641	1,028	—	1,669
Income from continuing operations before income taxes	71,620	95,740	67,843	(135,981)	99,222
Income tax provision	—	(10,480)	(17,051)	—	(27,531)
Net income from continuing operations	71,620	85,260	50,792	(135,981)	71,691
Net income from discontinued operations, net of tax	(116)	298	—	—	182
Net income	71,504	85,558	50,792	(135,981)	71,873

Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	11,492	12,701	(24,193)	(20)
Total other comprehensive income (loss)	(20)	11,492	12,701	(24,193)	(20)

Comprehensive income	71,484	97,050	63,493	(160,174)	71,853
Comprehensive income attributable to noncontrolling interest	—	—	(292)	(12)	(304)
Comprehensive income attributable to Oil States International, Inc.	$71,484	$97,050	$63,201	$(160,186)	$71,549

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2013
	Oil States		Other		Consolidated Oil
	International,		Subsidiaries		States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

REVENUES
Operating revenues	$—	$310,693	$364,834	$—	$675,527
Intercompany revenues	—	5,506	733	(6,239)	—
Total revenues	—	316,199	365,567	(6,239)	675,527

OPERATING EXPENSES
Cost of sales and services	—	217,582	202,225	(1,418)	418,389
Intercompany cost of sales and services	—	4,046	707	(4,753)	—
Selling, general and administrative expenses	400	31,680	17,937	—	50,017
Depreciation and amortization expense	234	26,300	39,816	(38)	66,312
Other operating expense (income)	(154)	(4,016)	(1,521)	—	(5,691)
Operating income (loss)	(480)	40,607	106,403	(30)	146,500

Interest expense, net of capitalized interest	(18,227)	(180)	(16,848)	15,165	(20,090)
Interest income	4,816	46	10,866	(15,165)	563
Equity in earnings (loss) of unconsolidated affiliates	116,080	74,712	(735)	(190,792)	(735)
Other income	—	597	475	—	1,072
Income from continuing operations before income taxes	102,189	115,782	100,161	(190,822)	127,310
Income tax provision	—	(8,755)	(24,996)	—	(33,751)
Net income from continuing operations	102,189	107,027	75,165	(190,822)	93,559
Net income from discontinued operations, net of tax	—	9,025	—	—	9,025
Net income	102,189	116,052	75,165	(190,822)	102,584

Other comprehensive income (loss):
Foreign currency translation adjustment	(22,339)	(15,022)	(14,989)	30,011	(22,339)
Unrealized gain on forward contracts, net of tax	—	210	—	—	210
Total other comprehensive income (loss)	(22,339)	(14,812)	(14,989)	30,011	(22,129)

Comprehensive income	79,850	101,240	60,176	(160,811)	80,455
Comprehensive income attributable to noncontrolling interest	—	—	(348)	(18)	(366)
Comprehensive income attributable to Oil States International, Inc.	$79,850	$101,240	$59,828	$(160,829)	$80,089

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Consolidating Balance Sheets

	March 31, 2014
	Oil States		Other		Consolidated
	International,		Subsidiaries		Oil States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$118,099	$30,575	$306,199	$—	$454,873
Accounts receivable, net	379	307,783	322,863	—	631,025
Inventories, net	—	158,153	113,225	—	271,378
Prepaid expenses and other current assets	7,035	18,613	16,528	—	42,176
Total current assets	125,513	515,124	758,815	—	1,399,452

Property, plant and equipment, net	2,487	625,244	1,315,638	(5,086)	1,938,283
Goodwill, net	—	247,113	272,653	—	519,766
Other intangible assets, net	—	63,881	68,314	—	132,195
Investments in unconsolidated affiliates	2,734,406	1,750,415	2,649	(4,484,821)	2,649
Long-term intercompany receivables (payables)	623,331	(209,906)	(413,424)	(1)	—
Other noncurrent assets	35,484	2,186	16,072	—	53,742
Total assets	$3,521,221	$2,994,057	$2,020,717	$(4,489,908)	$4,046,087

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$916	$61,673	$89,564	$—	$152,153
Accrued liabilities	29,990	38,743	29,782	(1)	98,514
Income taxes	(68,031)	79,022	14,426	—	25,417
Current portion of long-term debt and capitalized leases	17	474	38	—	529
Deferred revenue	—	27,525	25,863	—	53,388
Other current liabilities	—	13,846	256	—	14,102
Total current liabilities	(37,108)	221,283	159,929	(1)	344,103

Long-term debt and capitalized leases	966,002	6,511	49	—	972,562
Deferred income taxes	2,798	55,292	57,841	—	115,931
Other noncurrent liabilities	18,981	2,136	20,094	(449)	40,762
Total liabilities	950,673	285,222	237,913	(450)	1,473,358

Stockholders’ equity	2,570,548	2,708,835	1,780,801	(4,489,636)	2,570,548
Non-controlling interest	—	—	2,003	178	2,181
Total stockholders’ equity	2,570,548	2,708,835	1,782,804	(4,489,458)	2,572,729
Total liabilities and stockholders’ equity	$3,521,221	$2,994,057	$2,020,717	$(4,489,908)	$4,046,087

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheets

	December 31, 2013
	Oil States		Other		Consolidated
	International,		Subsidiaries		Oil States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$300,849	$22,839	$275,618	$--	$599,306
Accounts receivable, net	155	315,203	304,975	--	620,333
Inventories, net	--	152,278	114,274	--	266,552
Prepaid expenses and other current assets	9,413	16,866	13,437	--	39,716
Total current assets	310,417	507,186	708,304	--	1,525,907

Property, plant and equipment, net	2,539	618,332	1,285,465	(3,547)	1,902,789
Goodwill, net	--	246,919	266,731	--	513,650
Other intangible assets, net	--	66,428	67,103	--	133,531
Investments in unconsolidated affiliates	2,637,629	1,686,507	2,553	(4,324,136)	2,553
Long-term intercompany receivables (payables)	615,870	(213,498)	(402,371)	(1)	--
Other noncurrent assets	37,283	(717)	16,265	--	52,831
Total assets	$3,603,738	$2,911,157	$1,944,050	$(4,327,684)	$4,131,261

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,664	$69,569	$76,846	$--	$149,079
Accrued liabilities	35,682	60,035	36,329	--	132,046
Income taxes	(40,831)	57,421	16,089	--	32,679
Current portion of long-term debt and capitalized leases	17	474	38	--	529
Deferred revenue	--	25,865	24,501	--	50,366
Other current liabilities	--	8,891	246	--	9,137
Total current liabilities	(2,468)	222,255	154,049	--	373,836

Long-term debt and capitalized leases	966,008	6,627	57	--	972,692
Deferred income taxes	--	68,332	54,489	--	122,821
Other noncurrent liabilities	16,781	2,158	18,128	(449)	36,618
Total liabilities	980,321	299,372	226,723	(449)	1,505,967

Stockholders’ equity	2,623,417	2,611,785	1,715,616	(4,327,401)	2,623,417
Non-controlling interest	--	--	1,711	166	1,877
Total stockholders’ equity	2,623,417	2,611,785	1,717,327	(4,327,235)	2,625,294
Total liabilities and stockholders’ equity	$3,603,738	$2,911,157	$1,944,050	$(4,327,684)	$4,131,261

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Oil States		Other		Consolidated
	International,		Subsidiaries		Oil States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(39,197)	$62,981	$83,106	$(1,579)	$105,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(212)	(36,865)	(67,929)	1,579	(103,427)
Proceeds from disposition of property, plant and equipment	—	536	1,674	—	2,210
Payments for equity contributions	—	(2,049)	—	2,049	—
Other, net	1	(202)	(184)	—	(385)
Net cash provided by (used in) investing activities	(211)	(38,580)	(66,439)	3,628	(101,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and capital lease payments	(6)	(114)	(9)	—	(129)
Issuance of common stock from share-based payment arrangements	3,346	—	—	—	3,346
Purchase of treasury stock	(141,043)	—	—	—	(141,043)
Excess tax benefits from share-based payment arrangements	1,660	—	—	—	1,660
Proceeds from (funding of) accounts and notes with affiliates, net	(2,383)	(16,486)	18,869	—	—
Proceeds from equity contributions	—	—	2,049	(2,049)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(4,915)	—	—	—	(4,915)
Other, net	(1)	—	(1)	—	(2)
Net cash provided by (used in) financing activities	(143,342)	(16,600)	20,908	(2,049)	(141,083)

Effect of exchange rate changes on cash	—	(65)	(6,994)	—	(7,059)
Net change in cash and cash equivalents from continuing operations	(182,750)	7,736	30,581	—	(144,433)
Cash and cash equivalents, beginning of period	300,849	22,839	275,618	—	599,306

Cash and cash equivalents, end of period	$118,099	$30,575	$306,199	$—	$454,873

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Oil States		Other		Consolidated
	International,		Subsidiaries		Oil States
	Inc. (Parent/	Guarantor	(Non-	Consolidating	International,
	Guarantor)	Subsidiaries	Guarantors)	Adjustments	Inc.
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(11,814)	$138,893	$91,599	$(69)	$218,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including capitalized interest	(104)	(45,894)	(61,468)	69	(107,397)
Proceeds from sale of equipment	—	755	1,320	—	2,075
Payments for equity contributions	(22,248)	(955)	—	23,203	—
Other, net	(1)	107	2	—	108
Net cash provided by (used in) investing activities	(22,353)	(45,987)	(60,146)	23,272	(105,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving credit borrowings (repayments), net	—	—	(29,219)	—	(29,219)
Term loan repayments	(5,000)	—	(2,526)	—	(7,526)
Debt and capital lease payments	(4)	(90)	(16)	—	(110)
Issuance of common stock from share-based payment arrangements	3,498	—	—	—	3,498
Excess tax benefits from share-based payment arrangements	3,322	—	—	—	3,322
Proceeds from (funding of) accounts and notes with affiliates, net	121,026	(134,431)	14,360	(955)	—
Proceeds from equity contributions	—	22,248	—	(22,248)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,593)	—	—	—	(3,593)
Other, net	(196)	—	(4)	—	(200)
Net cash provided by (used in) financing activities	119,053	(112,273)	(17,405)	(23,203)	(33,828)

Effect of exchange rate changes on cash	—	(32)	(6,738)	—	(6,770)
Net change in cash and cash equivalents from continuing operations	84,886	(19,399)	7,310	—	72,797
Cash and cash equivalents, beginning of period	3,222	57,205	192,745	—	253,172

Cash and cash equivalents, end of period	$88,108	$37,806	$200,055	$—	$325,969

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains "certain forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in the quarterly report may contain "forward-looking statements." The "forward-looking statements" can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part II, Item 1A. Risk Factors” in this report and "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2013 Form 10-K filed with the Commission on February 25, 2014. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

In the past few years, crude oil prices in North America have been volatile due to global economic uncertainties as well as inadequate regional take-away pipeline capacity. However, crude oil prices continue to trade at relatively high historic levels. Pricing in the first quarter of 2014 for crude oil was fairly stable despite changing market sentiment regarding the outlook for economic growth in the U.S. and China, heightened geopolitical risks in the Ukraine and Russia and continued geopolitical risks in the Middle East and North Africa largely due to the offsetting impact of significantly increased oil production in the U.S. The price of West Texas Intermediate (WTI) crude oil increased modestly from an average price of $97 per barrel in the fourth quarter of 2013 to $99 per barrel in the first quarter of 2014, finishing the first quarter of 2014 at $102 per barrel. The price of Intercontinental Exchange (ICE) Brent crude decreased modestly from an average price of $109 per barrel in the fourth quarter of 2013 to $108 per barrel in the first quarter of 2014, finishing the first quarter 2014 at $106 per barrel. As of May 1, 2014, WTI crude traded at approximately $99 per barrel while ICE Brent crude traded at approximately $108 per barrel. The price for WTI will influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, and Eagle Ford, as well as the Permian Basin of Texas. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment.

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations’ customers. Pricing for WCS is driven by several factors. A significant factor affecting WCS pricing is the underlying price for WTI. As WTI prices have increased over the past few years with the global economic recovery, WCS prices have also increased. Another significant factor affecting WCS pricing has been the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Basis Differential”, due to transportation costs and limited capacity to move growing Canadian heavy oil production to U.S. refineries. Depending on the extent of pipeline capacity availability, the WCS Basis Differential has varied. With the increase in global oil prices and increased transportation capacity from the oil sands region due to rail and barge alternatives, the absolute price of WCS has increased and the WCS Basis Differential has decreased. WCS prices in the first quarter of 2014 averaged $77.76 per barrel compared to $66.34 per barrel in the fourth quarter of 2013. The WCS Basis Differential narrowed from $23 per barrel at the end of the fourth quarter of 2013 to $20 per barrel by the end of the first quarter of 2014, due to increased demand from U.S. refineries, a continued increase in crude by rail volumes and a number of pipeline capacity improvements and expansion projects. As of May 1, 2014, WCS crude traded at a $17 discount to WTI crude. Should the price of WTI decline or the WCS Basis Differential widen, our oil sands customers’ may delay additional investments or reduce their spending in the oil sands region.

Given the historical volatility of crude prices and the WCS Basis Differential, there remains a risk that prices could deteriorate going forward due to increased domestic crude oil production, slowing growth rates in China and/or fiscal and financial uncertainty in the U.S. and various European countries. However, if the global supply of oil and global inventory levels were to decrease due to government instability in a major oil-producing nation and energy demand continues to increase in countries such as China, India and the U.S., we could see continued and/or additional increases in WTI crude prices, which, coupled with continued improvement in takeaway capacity from the oil sands, could improve WCS pricing. This, in turn, could lead to our oil sands customers increasing their investments in oil sands production. Conversely, if WCS crude prices continue to experience a significant discount to WTI crude, our oil sands customers’ may defer investments.

Prices for natural gas in the U.S. averaged $5.18 per mmBtu in the first quarter of 2014, a 48% increase over the first quarter 2013 average price, and the highest quarterly average in the past five years. Natural gas prices improved significantly during the quarter largely due to above average storage withdrawals in response to extremely cold winter weather in many parts of the U.S., lower net imports from Canada and higher residential, commercial and industrial demand. During the quarter, natural gas prices ranged from a low of $3.95 per mmBtu in early January 2014 to a high of $8.15 per mmBtu in early February 2014. Natural gas prices traded at approximately $4.80 per mmBtu as of May 1, 2014. The improvement in demand for natural gas has resulted in significant declines in natural gas inventories in the U.S., from 2% below the 5-year average as of the end of the first quarter of 2013 to 55% below the 5-year average as of the end of the first quarter of 2014. In spite of the increases in natural gas prices, customer spending in the natural gas shale plays was limited as natural gas production from unconventional natural gas resources in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques, remained high during the quarter. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. Consequently, the U.S. natural gas-related working rig count has declined from more than 430 rigs at the beginning of 2013 to less than 325 rigs as of April 25, 2014, a 19 year low. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Our Australian villages in the Bowen Basin primarily serve coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of steel production. Because Chinese steel production has been growing at a slower pace than that experienced in 2010 and early 2011, Chinese demand for imported steel inputs such as met coal and iron ore continued to decrease during the first quarter of 2014 compared to the first quarter of 2013. Spot met coal prices have decreased materially from over $160/metric ton at the beginning of 2013 to approximately $113/metric ton at the end of the first quarter of 2014. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. However, steel consumption per capita in China is less than one-third of the amount currently installed in the U.S. economy, suggesting a favorable outlook for Chinese steel production and met coal demand over a longer horizon.

Recent WTI crude, ICE Brent crude, WCS crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	ICE Brent	WCS	Hard Coking	Henry Hub
Quarter	Crude	Crude	Crude	Coal (Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per bbl)	(per ton)	(per mcf)
3/31/2014	$98.68	$108.14	$77.76	$125.73	$5.18
12/31/2013	97.50	109.23	66.34	143.76	3.85
9/30/2013	105.83	110.23	83.10	142.21	3.55
6/30/2013	94.05	102.56	77.48	149.94	4.02
3/31/2013	94.33	112.47	66.86	167.71	3.49
12/31/2012	88.01	110.15	61.34	156.79	3.40
9/30/2012	92.17	109.63	76.75	187.88	2.88
6/30/2012	93.38	108.90	73.53	216.49	2.29
3/31/2012	102.85	118.54	75.82	212.20	2.44
12/31/2011	94.03	109.31	81.56	236.69	3.32

__________

(1)     Source: WTI crude, ICE Brent crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices and Queensland hard coking coal index from Bloomberg.

Overview

Demand for our accommodations and offshore products segments is primarily tied to the long-term outlook for commodity prices. In contrast, demand for our well site services segment responds to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U. S., Canada, Australia and other international markets.

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

Generally, our oil sands and mining accommodations’ customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives from ten years to over thirty years. Consequently, these investments are dependent on those customers' longer-term view of commodity demand and prices. Oil sands development and production activity has increased over the past several years and has had a positive impact on our Canadian accommodations business. However, the growth rate slowed during 2012 and 2013 due to weaker WCS crude pricing compared to prior years and concerns over a lack of transportation infrastructure given delays by the U.S. government in approving the Keystone XL pipeline. Sanctioning of new and expanded oil sands projects by our customers, if they occur, may create the opportunity for extensions of existing accommodations contracts and incremental accommodations contracts in Canada.

We expanded our Australian accommodations room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. It also caused one of our customers to renegotiate contracts with us to reduce their forward room commitments in return for contract amendment payments beginning in March 2014, which will be recognized as additional revenue on a straight-line basis over the remaining life of the customer contracts.

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

As a result of the positive outlook for long-term oil demand, along with continued high oil prices, bidding and quoting activity for our offshore products segment continued to be very active during the first quarter of 2014. Backlog in our offshore products segment remained strong, totaling $578 million at March 31, 2014 compared to $580 million at December 31, 2013 and $564 million at March 31, 2013. We anticipate global deepwater spending to continue at robust levels due to new award opportunities expected to come from Brazil, West Africa, the U.S. Gulf of Mexico and Southeast Asia.

Our well site services business segment is affected by drilling and completion activity primarily in the U.S. and, to a lesser extent, Canada and the rest of the world. As recently as 2008, overall North American drilling and completion activity was primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques. However, considering higher oil prices and lower natural gas prices, drilling and completion activity in North America has shifted to a greater proportion of oil and liquids-rich drilling. According to rig count data published by Baker Hughes Incorporated, the oil rig count in the U.S. as of April 25, 2014 totals approximately 1,534 rigs, comprising approximately 82% of total U.S. drilling activity.

In our well site services business segment, we predominantly provide completion services and, to a lesser extent, land drilling services. Our completion services business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the completion services business is dependent primarily upon the level and complexity of drilling, completion and workover activity throughout North America. Well complexity has increased with the continuing transition to multi-well pads and the drilling of longer laterals along with the increased number of frac stages completed in horizontal wells. Demand for our drilling services is driven by land drilling activity in our primary drilling markets of West Texas, where we primarily drill oil wells, and the Rocky Mountain area in the U.S., where we drill both liquids-rich and natural gas wells.

We have a diversified product and service offering, which has exposure to activities conducted throughout the oil and gas cycle. Demand for our land drilling and completion services businesses is correlated to changes in the drilling rig count in the United States and, to a much lesser extent, Canada. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Drilling Rig Count for
	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
U.S. Land – Oil	1,393	1,342	1,296
U.S. Land – Natural gas and other	331	355	410
U.S. Offshore	56	60	52
Total U.S.	1,780	1,757	1,758
Canada	526	378	536
Total North America	2,306	2,135	2,294

The average North American rig count for the three months ended March 31, 2014 increased by 12 rigs, or less than 1%, compared to the three months ended March 31, 2013.

Another factor that influences the financial results for our accommodations segment is the exchange rate between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar. Our accommodations segment derives a vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.91 for the first three months of 2014 compared to U.S. $0.99 for the first three months of 2013, a decrease of 8%. The Australian dollar was valued at an average exchange rate of U.S. $0.90 for the first three months of 2014 compared to U.S. $1.04 for the first three months of 2013, a decrease of 13%. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, the financial results of our accommodations segment.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect that our 2014 capital expenditures will total approximately $600 million to $650 million, compared to 2013 capital expenditures of $457 million. Our planned 2014 capital expenditures include funding to expand our accommodations facilities, to fund our other product and service offerings, and to upgrade our equipment and facilities. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules and vendor delivery timing. A large percentage of our total planned 2014 capital expenditures are for capital additions to be spent in our accommodations segment which is expected to be spun off by the end of the second quarter of 2014. Excluding the accommodations capital expenditures, Oil States plans to spend approximately $275 million in well site services and offshore products during 2014. These capital expenditures will be funded with available cash, internally generated funds and borrowings under our existing and planned future credit facilities. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Strategic Actions

On July 30, 2013, we announced that our Board of Directors approved pursuing the spin-off of our accommodations business into a stand-alone, publicly traded corporation, Civeo Corporation, through a tax-free distribution of the accommodations business to the Company’s shareholders. The spin-off is subject to market conditions, the completion of a review by the Commission of an amended Form 10 filed by Civeo, the execution of a separation and distribution agreement and other agreements and final approval of our Board of Directors and is expected to be completed by the end of the second quarter of 2014. A private letter ruling from the Internal Revenue Service on the tax-free status of the spin-off transaction was received. Civeo will be spun-off as a C-Corporation. Civeo’s Board of Directors may continue to assess the feasibility and advisability of a potential future conversion into a real estate investment trust (REIT).

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu Tubulars America, Inc. (Marubeni-Itochu) for the sale of Sooner, Inc. and its subsidiaries (Sooner), which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600 million. We recognized a net gain on disposal of $128.4 million ($84.0 million after-tax) in 2013. Operating results for the Company’s tubular services business have been classified as discontinued operations for all periods presented.

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED
	MARCH 31,
			Variance
			2014 vs. 2013
	2014	2013	$	%

Revenues
Well site services -
Completion services	$146.5	$137.3	$9.2	7%
Drilling services	46.6	40.2	6.4	16%
Total well site services	193.1	177.5	15.6	9%
Accommodations	252.7	296.7	(44.0)	(15%)
Offshore products	212.2	201.3	10.9	5%
Total	$658.0	$675.5	$(17.5)	(3%)
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$90.4	$87.2	$3.2	4%
Drilling services	33.2	29.6	3.6	12%
Total well site services	123.6	116.8	6.8	6%
Accommodations	143.5	150.4	(6.9)	(5%)
Offshore products	148.7	151.2	(2.5)	(2%)
Total	$415.8	$418.4	$(2.6)	(1%)
Gross margin
Well site services -
Completion services	$56.1	$50.1	$6.0	12%
Drilling services	13.4	10.6	2.8	26%
Total well site services	69.5	60.7	8.8	14%
Accommodations	109.2	146.3	(37.1)	(25%)
Offshore products	63.5	50.1	13.4	27%
Total	$242.2	$257.1	$(14.9)	(6%)
Gross margin as a percentage of revenues
Well site services -
Completion services	38%	36%
Drilling services	29%	26%
Total well site services	36%	34%
Accommodations	43%	49%
Offshore products	30%	25%
Total	37%	38%

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

We reported net income from continuing operations attributable to the Company for the quarter ended March 31, 2014 of $71.3 million, or $1.32 per diluted share, which included $1.4 million, or $0.02 per diluted share after-tax, of third-party transaction costs primarily related to the proposed spin-off of our accommodations segment. These results compare to net income from continuing operations attributable to the Company for the quarter ended March 31, 2013 of $93.2 million, or $1.69 per diluted share, including a gain of $4.0 million, or $0.05 per diluted share after tax, from a decrease to a liability associated with contingent acquisition consideration in our completion services business.

Revenues. Consolidated revenues decreased $17.5 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013.

Our well site services segment revenues increased $15.6 million, or 9%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increases in both completion services and drilling services revenues. Our completion services revenues increased $9.2 million, or 7%, in the first quarter of 2014 compared to the first quarter of 2013, in spite of only a 1% increase in the North American land rig count, as a result of increased service intensity in the active shale basins. Our revenue per ticket increased 3% year-over-year as the industry favored our higher specification equipment. The number of service tickets issued in the first quarter of 2014 also increased 3% compared to the first quarter of 2013 due primarily to increased activity, particularly in the Permian Basin, Bakken region and Eagle Ford shale region, partially offset by decreased activity in the Haynesville, Barnett and Marcellus shale regions. Our drilling services revenues increased $6.4 million, or 16%, in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result increased utilization of our rigs from an average of approximately 72% for the first quarter of 2013 to an average of approximately 81% for the first quarter of 2014. Rig utilization improved throughout the first quarter of 2014 and had effectively reached full utilization by the end of the first quarter of 2014.

Our accommodations segment reported revenues in the first quarter of 2014 that were $44.0 million, or 15%, lower than the first quarter of 2013. The weakening of the average exchange rates for Canadian and Australian dollars relative to the U.S. dollar by 8% and 13%, respectively, in the first quarter of 2014 compared to the first quarter of 2013 resulted in a $25.8 million year-over-year reduction in revenues. In addition, the segment experienced a 7% decline in lodge and village revenues primarily due to a 12% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian and Australian exchange rates) primarily related to lower contracted rates in Canada. Lodge and village revenues in the first quarter of 2014 were also negatively impacted by lower occupancy levels compared to the first quarter of 2013, primarily in Australia as a result of the continued slowdown in mining activity, but were positively affected by a 6% increase year-over-year in average available rooms. Average available rooms totaled 21,130 during the first quarter of 2014.

Our offshore products segment revenues increased $10.9 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013. This increase was primarily the result of contributions from the acquisition of QCS, which was acquired in December 2013, along with increased subsea product sales.

Cost of Sales and Service. Our consolidated cost of sales decreased $2.6 million, or 1%, in the first quarter of 2014 compared to the first quarter of 2013 as a result of decreased cost of sales at our accommodations and offshore products segments of $6.9 million, or 5%, and $2.5 million, or 2%, respectively, partially offset by increased cost of sales at our well site services segment of $6.8 million, or 6%. Our consolidated gross margin as a percentage of revenues decreased slightly from 38% in the first quarter of 2013 to 37% in the first quarter of 2014 primarily due to lower margins realized in our Canadian accommodations business in the first quarter of 2014.

Our well site services segment cost of sales increased $6.8 million, or 6%, in the first quarter of 2014 compared to the first quarter of 2013 as a result of a $3.6 million, or 12%, increase in drilling services cost of sales and a $3.2 million, or 4%, increase in completion services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 34% in the first quarter of 2013 to 36% in the first quarter of 2014. Our completion services segment gross margin as a percentage of revenues increased from 36% in the first quarter of 2013 to 38% in the first quarter of 2014 primarily because of the increased revenue per ticket. Our drilling services gross margin as a percentage of revenues increased from 26% in the first quarter of 2013 to 29% in the first quarter of 2014 primarily due to increased rig utilization and cost absorption.

Our accommodations segment cost of sales decreased $6.9 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the weakening of the average exchange rates for Canadian and Australian dollars relative to the U.S. dollar and lower occupancy levels, primarily in Australia, partially offset by increased third-party manufacturing costs. Our accommodations segment gross margin as a percentage of revenues decreased from 49% in the first quarter of 2013 to 43% in the first quarter of 2014 primarily due to lower contracted room rates in Canada.

Our offshore products segment cost of sales decreased $2.5 million, or 2%, in the first quarter of 2014 compared to the first quarter of 2013 and gross margin as a percentage of revenues increased from 25% to 30% primarily due to product mix.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $6.5 million, or 13%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increased employee-related costs associated with a 5% increase in total headcount, a portion of which was added in connection with business acquisitions, and increased bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $4.1 million, or 6%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to capital expenditures made during the previous twelve months across all segments of our Company. The increase to depreciation expense due to capital expenditures was partially offset by lower depreciation expense in our accommodations segment due to the weakening of the average exchange rates for the Canadian and Australian dollars relative to the U.S. dollar.

Operating Income. Consolidated operating income decreased $32.9 million, or 22%, in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of a decrease in operating income from our accommodations segment of $38.6 million, or 41%, due to lower contracted room rates in Canada and Australia and the weakening of the average exchange rates for the Canadian and Australian dollars relative to the U.S. dollar.

Interest Expense and Interest Income. Net interest expense decreased by $3.3 million, or 17%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the full repayment of our Canadian and U.S. term loans in the second and third quarters of 2013, respectively, and the Company’s repurchase of $34.0 million aggregate principal amount of our 5 1/8% Notes in the fourth quarter of 2013. The weighted average interest rate on the Company’s total outstanding debt increased from 5.3% in the first quarter of 2013 compared to 6.0% in the first quarter of 2014 due to the full repayment of our lower cost term loans as mentioned above. Interest income increased as a result of increased cash balances in interest bearing accounts.

Income Tax Expense. The Company’s income tax provision for the three months ended March 31, 2014 totaled $27.5 million, or 27.7% of pretax income, compared to income tax expense of $33.8 million, or 26.5% of pretax income, for the three months ended March 31, 2013. The increase in the effective tax rate from the prior year was largely the result of higher domestic earnings as a percentage of total earnings and an increase to the state effective tax rate.  Our domestic earnings are taxed at a higher rate than our foreign earnings. The effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates.

Discontinued Operations. Net income from discontinued operations for the first quarter of 2014 was $0.2 million compared to $9.0 million for the first quarter of 2013. Revenues reported within discontinued operations were $393.9 million during the first quarter of 2013. There were no revenues reported within discontinued operations for the first quarter of 2014. The decrease in revenue primarily relates to the disposal of our tubular services segment on September 6, 2013. The operating income included within discontinued operations was $0.3 million and $14.5 million for the first quarter of 2014 and 2013, respectively.

Other Comprehensive Loss. Other comprehensive loss decreased $22.1 million in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of foreign currency translation adjustments due to offsetting changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 4% in the first quarter of 2014 compared to a 2% decrease in the first quarter of 2013. The Australian dollar exchange rate compared to the U.S. dollar increased 4% in the first quarter of 2014 compared to a less than 1% decrease in the first quarter of 2013.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding our accommodations facilities, expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund our stock repurchase program and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions. In 2013, we also received significant funds as a result of the sale of our tubular services segment.

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.

Cash totaling $105.3 million was provided by operations during the first quarter of 2014 compared to $218.6 million provided by operations during the first quarter of 2013. During the first quarter of 2014, $39.7 million was used to fund working capital, primarily due to increases in receivables and inventory in our offshore products segment. During the first quarter of 2013, $56.4 million was provided from net working capital reductions, primarily due to decreases in receivables and inventory in our tubular services segment.

Cash was used in investing activities during the three months ended March 31, 2014 in the amount of $101.6 million compared to cash used in investing activities during the three months ended March 31, 2013 in the amount of $105.2 million. Capital expenditures totaled $103.4 million and $107.4 million during the three months ended March 31, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of purchases and installation of assets for our accommodations and well site services segments.

We expect our capital expenditures for the entire year 2014 to total approximately $600 million to $650 million, compared to 2013 capital expenditures of $457 million. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules and vendor delivery timing. A large percentage of our total planned 2014 capital expenditures are to be spent in our accommodations segment which is expected to be spun off by the end of the second quarter of 2014. Excluding the accommodations capital expenditures, Oil States plans to spend approximately $275 million in well site services and offshore products during 2014. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our existing and planned future credit facilities. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company. If we complete our proposed spin-off of our accommodations business by the end of the second quarter of 2014, any remaining capital expenditures related to our accommodations business will be funded by the new entity, Civeo.

Cash held by our accommodations segment will remain with Civeo upon the spin-off. At March 31, 2014, we had cash totaling $284.3 million held by foreign subsidiaries, primarily in Canada and the United Kingdom, where, in the case of Canada, we have assumed permanent reinvestment of earnings and have not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings. Our intent is to utilize these cash balances for future investment outside the United States.

Net cash of $141.1 million was used in financing activities during the three months ended March 31, 2014, primarily as a result of repurchases of our common stock. Net cash of $33.8 million was used in financing activities during the three months ended March 31, 2013, primarily as a result of repayments under our Australian credit facility.

The Company’s discontinued operations impacted the cash flows of the Company as summarized in the table below (in thousands):

Three Months Ended
March 31, 2013
Discontinued operations impact on:
Cash from operating activities	$90,049
Cash used in investing activities	(332)
Cash used in financing activities-cash transferred to parent	(119,457)
Net cash impact of discontinued operations	$(29,740)

Cash balance of discontinued operations:
At start of period	$50,098
At end of period	20,358
Decrease in cash of discontinued operations	$(29,740)

The cash used in financing activities primarily represents the net transfers of cash between the discontinued operations and Oil States International, Inc. The absence of cash flows from discontinued operations is not expected to adversely affect the investing or financing activities of the Company.

We believe that cash on hand, cash flow from operations and available borrowings under our existing credit facilities or our new proposed credit facility will be sufficient to meet our liquidity needs in the coming twelve months. We expect to replace our existing credit facility in the U.S. in connection with the announced spin-off of our accommodations segment into a stand-alone, publicly traded corporation, Civeo, which we expect to be completed in the second quarter of 2014. In conjunction with the spin-off of Civeo, we plan to tender for any and all of our 6 1/2% Notes and our 5 1/8% Notes, which have a book value of $966 million and a fair value of $1,044 million, respectively, as of March 31, 2014, which approximates the cash needed to call or redeem such notes. In connection with the tender offer and the refinancing of our bank debt, we expect to recognize losses on the extinguishment of debt equal to the premium paid over book value of the notes and the remaining unamortized debt issue costs associated with all of the Company’s debt. The Company’s remaining unamortized debt issue costs total approximately $20 million as of March 31, 2014. We expect to receive a distribution ranging from $650 million to $850 million in connection with the spin-off of Civeo which will help fund the debt restructuring. In addition, we also recognize the need to separately capitalize Civeo when it is distributed to shareholders in a tax-free spin-off. We expect to secure commitments from a syndicate of banks for new credit facilities for both Oil States and Civeo. Closing of the new facilities is contingent upon the spin-off occurring, which we expect to conclude by the end of the second quarter. Civeo’s credit facility is expected to total approximately $1.4 billion (comprised of a $775 million term loan and a $650 million revolver) and will replace both the Canadian portion of the current Oil States credit facility and the Australian credit facility. Proceeds from the new Civeo credit facility are expected to fund the distribution from Civeo to Oil States. Oil States expects to close its new credit facility at the same time as Civeo. The Oil States’ facility is expected to be comprised of a $600 million revolving credit facility. Borrowings under the revolver, together with the distribution from Civeo and available cash on hand are expected to be utilized to redeem our 6 1/2% Notes and our 5 1/8% Notes via the tender offer.

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

Stock Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization is limited in duration and expires on September 1, 2014. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of March 31, 2014, a total of $264.8 million of our stock (2,753,474 shares) had been repurchased under this program, leaving a total authorization of up to approximately $235.2 million remaining available under the program at period end.

Credit Facilities. Our current bank credit facilities include a U.S. revolving credit facility and a Canadian revolving facility. The credit facilities are governed by an Amended and Restated Credit Agreement dated December 10, 2010 (Credit Agreement) by and among the Company, PTI Group Inc., PTI Premium Camp Services, Ltd., the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent and U.S. collateral agent and Royal Bank of Canada, as Canadian administrative agent and Canadian collateral agent. The U.S. and Canadian bank credit facilities currently contain total commitments available of $750 million, including Total U.S. Commitments (as defined in the Credit Agreement) of U.S. $500 million, and Total Canadian Commitments (as defined in the Credit Agreement) of U.S. $250 million. We repaid Canadian and U.S. term loan balances previously outstanding in full during 2013, which are permanent reductions of availability under our credit facilities. The maturity date of the Credit Agreement is December 10, 2015. We currently have 19 lenders in our Credit Agreement with commitments ranging from $19.0 million to $107.1 million. As of March 31, 2014, we had $32.9 million of outstanding letters of credit, leaving $717.1 million available to be drawn under the U.S. and Canadian facilities.

The Credit Agreement contains customary financial covenants and restrictions, including restrictions on our ability to declare and pay dividends.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.0 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.  As of March 31, 2014, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2014.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant subsidiaries.  Borrowings under the Credit Agreement accrue interest at a rate equal to LIBOR or another benchmark interest rate (at our election) plus an applicable margin based on our leverage ratio (as defined in the Credit Agreement).  We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement.  During the first quarter of 2014, our applicable margin over LIBOR was 2.00%.

On September 18, 2012, the Company’s Australian accommodations subsidiary, The MAC Services Group Pty Limited (The MAC), entered into a A$300 million revolving loan facility governed by a Syndicated Facility Agreement (The MAC Group Facility Agreement), between The MAC, J.P. Morgan Australia Limited, as Australian agent and security trustee, JPMorgan Chase Bank, N.A., as U.S. agent, and the lenders party thereto, which is guaranteed by the Company and The MAC’s subsidiaries. We currently have 11 lenders in The MAC Group Facility Agreement with commitments ranging from A$14 million to A$35 million. The maturity date of The MAC Group Facility Agreement is December 10, 2015. As of March 31, 2014, we had no borrowings outstanding under The MAC Group Facility Agreement.

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

On December 21, 2012, in connection with the issuance of the 5 1/8% Notes, the Company entered into an Indenture (the 5 1/8% Notes Indenture) with the Guarantors and Wells Fargo Bank, N.A., as trustee. The 5 1/8% Notes Indenture restricts the Company's ability and the ability of the Guarantors to: (i) incur additional debt; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 5 1/8% Notes are rated investment grade by either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the 5 1/8% Notes Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The 5 1/8% Notes Indenture contains customary events of default. As of March 31, 2014, the Company was in compliance with all covenants of the 5 1/8% Notes Indenture.

In the fourth quarter of 2013, the Company repurchased $34.0 million aggregate principal amount of the 5 1/8% Notes. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $4.1 million.

In connection with the proposed spin-off of Civeo, we intend to commence a tender offer for any and all of our outstanding 5 1/8% Notes. We intend to fund this tender offer with the proceeds of a cash dividend to be paid to us by Civeo immediately prior to the consummation of the proposed spin-off, available cash on hand and borrowings under a proposed new revolving credit facility.

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

On June 1, 2011, in connection with the issuance of the 6 1/2% Notes, the Company entered into an Indenture (the 6 1/2% Notes Indenture) with the Guarantors and Wells Fargo Bank, N.A., as trustee. The Indenture restricts the Company's ability and the ability of the Guarantors to: (i) incur additional debt; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 6 1/2% Notes are rated investment grade by either Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the 6 1/2% Notes Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The 6 1/2% Notes Indenture contains customary events of default. As of March 31, 2014, the Company was in compliance with all covenants of the 6 1/2% Notes Indenture.

In connection with the proposed spin-off of Civeo, we intend to commence a tender offer for any and all of our outstanding 6 1/2% Notes. We intend to fund this tender offer with the proceeds of a cash dividend to be paid to us by Civeo immediately prior to the consummation of the proposed spin-off, available cash on hand and borrowings under a proposed new revolving credit facility.

Our total debt represented 27.4% of our combined total debt and stockholders’ equity at March 31, 2014 compared to 27.0% at December 31, 2013 and 33.2% at March 31, 2013.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2014, we had no floating-rate obligations outstanding under our credit facilities.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2014, our reported foreign exchange losses were $0.6 million and are included in “Other operating expense (income)” in the Consolidated Statements of Income. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$1.0 billion and A$970 million, respectively, at March 31, 2014. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of March 31, 2014 and December 31, 2013, we had outstanding foreign currency forward purchase contracts with notional amounts of $7.4 million, hedging expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.3 million for the three months ended March 31, 2013.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In March 2014, we completed the implementation of a new financial accounting system in our Australian accommodations business. We believe the new software will enhance our internal controls over financial reporting, and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change. We will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective.

During the three months ended March 31, 2014 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), other than described above, or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

“Item 1A. Risk Factors” of our 2013 Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes to our risk factors as set forth in our 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2014 – January 31, 2014	1,009,665	$99.04	1,009,665	$ 268,823,644
February 1, 2014 – February 28, 2014	249,305(2)	$94.35(3)	200,000	$ 250,207,334
March 1, 2014 - March 31, 2014	158,506(4)	$94.89(5)	158,421	$ 235,174,528
Total	1,417,476	$97.75	1,368,086	$ 235,174,528

(1)

On August 23, 2012, we announced a share repurchase program of up to $200,000,000 to replace the prior share repurchase authorization, which was set to expire on September 1, 2012. On September 6, 2013, we announced an increase in the program from $200,000,000 to $500,000,000. The current share repurchase program expires on September 1, 2014.

(2)

Includes 49,305 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)

The price paid per share was based on the closing price of our Company’s common stock on February 16, 2014, February 17, 2014 and February 19, 2014 which represents the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

(4)

Includes 85 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)

The price paid per share was based on the closing price of our Company’s common stock on March 30, 2014, which represents the date the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

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

10.1*,**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Lias J. Steen) effective May 20, 2009.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*       Filed herewith.

**    Management contracts or compensatory plans or arrangements.

***  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: May 2, 2014	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: May 2, 2014	By	/s/ ROBERT W. HAMPTON
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

10.1*,**	—	Executive Agreement between Oil States International, Inc. and named executive officer (Lias J. Steen) effective May 20, 2009.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*       Filed herewith.

**    Management contracts or compensatory plans or arrangements.

***  Furnished herewith.