Form 10-Q
period 2014-06-30
OIL STATES INTERNATIONAL, INC
filed 2014-08-01
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The Registrant had 54,080,823 shares of common stock, par value $0.01, outstanding and 6,679,034 shares of treasury stock as of July 31, 2014.

OIL STATES INTERNATIONAL, INC.

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Operations	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Cash Flows	6
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8 – 20

Cautionary Statement Regarding Forward-Looking Statements		21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 – 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

	(a) Index of Exhibits	34 – 35

Signature Page		36

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues	$459,607	$390,789	$864,844	$769,649

Costs and expenses:
Cost of sales and services	307,908	265,829	580,280	533,769
Selling, general and administrative expenses	43,039	36,931	84,447	72,069
Depreciation and amortization expense	31,107	26,605	61,894	51,829
Other operating expense	10,008	4,086	11,412	2,349
	392,062	333,451	738,033	660,016
Operating income	67,545	57,338	126,811	109,633

Interest expense	(5,853)	(10,092)	(13,898)	(20,147)
Interest income	146	163	261	301
Loss on extinguishment of debt	(100,410)	--	(100,410)	--
Equity in earnings (losses) of unconsolidated affiliates	122	(95)	218	(831)
Other income	688	486	2,119	1,148
Income (loss) from continuing operations before income taxes	(37,762)	47,800	15,101	90,104
Income tax (expense) benefit	13,646	(18,924)	(4,496)	(32,611)
Net income (loss)from continuing operations	(24,116)	28,876	10,605	57,493
Net income from discontinued operations, net of tax	16,242	47,660	53,037	121,250
Net income (loss)	(7,874)	76,536	63,642	178,743
Less: Net income attributable to noncontrolling interest	6	11	18	29
Net income (loss) attributable to Oil States International, Inc.	$(7,880)	$76,525	$63,624	$178,714

Net income (loss) attributable to Oil States International, Inc.:
Continuing operations	$(24,122)	$28,865	$10,587	$57,464
Discontinued operations	16,242	47,660	53,037	121,250
Net income (loss) attributable to Oil States International, Inc.	$(7,880)	$76,525	$63,624	$178,714

Basic net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$(0.45)	$0.52	$0.20	$1.04
Discontinued operations	0.30	0.87	0.98	2.21
Net income (loss)	$(0.15)	$1.39	$1.18	$3.25

Diluted net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$(0.45)	$0.52	$0.20	$1.04
Discontinued operations	0.30	0.86	0.98	2.18
Net income (loss)	$(0.15)	$1.38	$1.18	$3.22

Weighted average number of common shares outstanding:
Basic	53,090	55,061	53,189	54,935
Diluted	53,090	55,582	53,486	55,477

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Net income (loss)	$(7,874)	$76,536	$63,642	$178,743

Other comprehensive income (loss):
Foreign currency translation adjustment	23,465	(147,761)	23,445	(170,101)
Unrealized gain (loss) on forward contracts, net of tax	1	(94)	1	117
Total other comprehensive income (loss)	23,466	(147,855)	23,446	(169,984)

Comprehensive income (loss)	15,592	(71,319)	87,088	8,759
Less: Comprehensive income (loss) attributable to noncontrolling interest	48	(34)	(6)	(45)
Comprehensive income (loss) attributable to Oil States International, Inc.	$15,544	$(71,285)	$87,094	$8,804

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$64,895	$599,306
Accounts receivable, net	460,664	620,333
Inventories, net	247,905	266,552
Prepaid expenses and other current assets	57,660	39,716
Total current assets	831,124	1,525,907

Property, plant, and equipment, net	602,640	1,902,789
Goodwill, net	253,837	513,650
Other intangible assets, net	53,743	133,531
Other noncurrent assets	24,199	55,384
Total assets	$1,765,543	$4,131,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$104,221	$149,079
Accrued liabilities	72,790	132,046
Income taxes	8,229	32,679
Current portion of long-term debt and capitalized leases	527	529
Deferred revenue	34,516	50,366
Other current liabilities	15,398	9,137
Total current liabilities	235,681	373,836

Long-term debt and capitalized leases	188,361	972,692
Deferred income taxes	26,108	122,821
Other noncurrent liabilities	16,079	36,618
Total liabilities	466,229	1,505,967

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 60,759,085 shares and 59,777,766 shares issued, respectively, and 54,302,476 shares and 54,767,284 shares outstanding, respectively	608	592
Additional paid-in capital	666,799	637,438
Retained earnings	1,021,105	2,320,453
Accumulated other comprehensive income (loss)	1,290	(85,675)
Common stock held in treasury at cost, 6,456,609 and 5,010,482 shares, respectively	(390,672)	(249,391)
Total Oil States International, Inc. stockholders’ equity	1,299,130	2,623,417
Noncontrolling interest	184	1,877
Total stockholders’ equity	1,299,314	2,625,294
Total liabilities and stockholders’ equity	$1,765,543	$4,131,261

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUING AND DISCONTINUED OPERATIONS

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities:
Net income	$64,209	$179,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,445	135,537
Deferred income tax provision	8,929	(538)
Excess tax benefits from share-based payment arrangements	(4,585)	(5,329)
Provision for loss on receivables	2,330	1,555
Non-cash compensation charge	15,470	13,133
Amortization of deferred financing costs	2,703	4,041
Loss on extinguishment of debt	103,865	--
Other, net	876	(687)
Changes in operating assets and liabilities, net of effect from acquired businesses and net assets of Civeo that were distributed to stockholders:
Accounts receivable	(15,502)	73,965
Inventories	(5,313)	(2,059)
Accounts payable and accrued liabilities	(20,103)	(29,774)
Taxes payable	(85,893)	2,618
Other operating assets and liabilities, net	12,310	(12,933)
Net cash flows provided by operating activities	208,741	358,982

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(203,417)	(240,423)
Proceeds from disposition of property, plant and equipment	3,640	2,633
Other, net	(839)	(227)
Net cash flows used in investing activities	(200,616)	(238,017)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	181,928	(47,901)
Term borrowings of Civeo	775,000	--
Repayment of 6 1/2% Senior Notes	(630,307)	--
Repayment of 5 1/8% Senior Notes	(419,794)	--
Term loan repayments	--	(92,762)
Cash balances of Civeo in Spin-Off	(298,536)	--
Issuance of common stock from share-based payment arrangements	7,962	10,388
Purchase of treasury stock	(143,714)	(1,485)
Excess tax benefits from share-based payment arrangements	4,585	5,329
Payment of financing costs	(12,525)	(203)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(4,964)	(3,722)
Other, net	(261)	(207)
Net cash flows used in financing activities	(540,626)	(130,563)

Effect of exchange rate changes on cash	(1,910)	(17,717)
Net change in cash and cash equivalents	(534,411)	(27,315)
Cash and cash equivalents, beginning of period	599,306	253,172

Cash and cash equivalents, end of period	$64,895	$225,857

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2013	$592	$637,438	$2,320,453	$(85,675)	$(249,391)	$1,877	$2,625,294
Net income			63,624			18	63,642
Currency translation adjustment				23,445		(24)	23,421
Other comprehensive income				1			1
Dividends paid						(489)	(489)
Exercise of stock options, including tax benefit	2	12,545					12,547
Amortization of restricted stock compensation		12,042					12,042
Stock option expense		2,060					2,060
Surrender of stock to pay taxes on restricted stock awards	2	(2)			(4,964)		(4,964)
Stock acquired for cash					(136,317)		(136,317)
Exercise of stock options/stock awards released – discontinued operations		2,727					2,727
Net income from noncontrolling interests – discontinued operations						567	567
Spin-Off of Civeo			(1,362,972)	63,519		(1,765)	(1,301,218)
Other	12	(11)					1
Balance, June 30, 2014	$608	$666,799	$1,021,105	$1,290	$(390,672)	$184	$1,299,314

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

On May 30, 2014, we completed the spin-off of our accomodations business into a stand-alone, publicly traded corporation. The results of operations for our accommodations business have been classified as discontinued operations for all periods presented. See Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

In September 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu Tubulars America, Inc. (Marubeni-Itochu) for the sale of Sooner, Inc. and its subsidiaries (Sooner), which comprised the entirety of the Company’s tubular services segment. The results of operations for our tubular services segment have been classified as discontinued operations for all periods presented.

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

2.	SPIN-OFF OF ACCOMMODATIONS BUSINESS (CIVEO)

On May 30, 2014, we completed the previously announced spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company’s shareholders (the Spin-Off). After the close of the New York Stock Exchange on May 30, 2014 (the Distribution Date), the stockholders of record as of 5:00 p.m. Eastern time on May 21, 2014 (the Record Date), received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date.  Following the Distrubution Date, Oil States ceased to own any shares of Civeo common stock. The objectives of the Spin-Off were to allow each respective management team to more effectively focus on the two distinct businesses, to allow each of the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies, and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service on the tax-free status of the Spin-Off.

In connection with the Spin-Off, we refinanced our existing debt. Specifically, we commenced tender offers for all of our outstanding 5 1/8% Senior Notes due 2023 (5 1/8% Notes) and 6 1/2% Senior Notes due 2019 (6 1/2% Notes).  These tender offers were funded in part with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, using the proceeds from the $775  million term loan entered into by Civeo immediately prior to the consummation of the Spin-Off, and borrowings under our new credit facility and available cash on hand.  See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the tender offers and our new credit facility.

 In order to effect the Spin-Off and govern our relationship with Civeo after the Spin-Off, we entered into a Separation and Distribution Agreement, an Indemnification and Release Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and a Transition Services Agreement.  The Separation and Distribution Agreement governed the Spin-Off, the distribution of Civeo’s shares of common stock to our stockholders, transfer of assets and intellectual property, and other matters related to our relationship with Civeo.  The Indemnification and Release Agreement provides for cross-indemnities between the Company and Civeo and established procedures for handling claims subject to indemnification and related matters. We evaluated the impact of the indemnifications given and the Civeo indemnifications received as of the Spin-Off date and concluded those fair values were immaterial.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and Civeo with respect to the payment of taxes, filing of tax returns, reimbursements of taxes, control of audits and other matters regarding taxes.  In addition, the Tax Sharing Agreement reflects each company’s rights and obligations related to taxes that are attributable to periods prior to and including the Spin-Off date and taxes resulting from transactions effected in connection with the Spin-Off. In general, under the Tax Sharing Agreement, the Company is responsible for all U.S. federal, state, local and foreign income taxes attributable to the Company or any of its subsidiaries for any tax period that begins after the date of the Spin-Off, and Civeo is responsible for all taxes attributable to it or its subsidiaries, whether accruing before, on or after the Spin-Off.  In addition, the Tax Sharing Agreement imposes certain restrictions on Civeo and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-Off and certain related transactions.

The Employee Matters Agreement governs the Company’s and Civeo’s compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and provides for the treatment of outstanding equity and other compensation awards and programs of the Company. The Employee Matters Agreement provides that Civeo will generally be responsible for all liabilities and obligations relating to their employees and former employees of the Company’s accommodations business, including all obligations pursuant to any collective bargaining, employment and other agreements between any Civeo employee and the Company. In addition, the Employee Matters Agreement provides that employees of Civeo will cease active participation under all benefit plans sponsored by the Company. The Employee Matters Agreement sets forth the general principles relating to employee matters and also addresses any special circumstances during the transition period. The Employee Matters Agreement also provides that (i) the Spin-Off does not constitute a change in control under existing plans, programs, agreements or arrangements, and (ii) the Spin-Off and the assignment, transfer or continuation of the employment of employees with another entity will not constitute a severance event under the applicable plans, programs, agreements or arrangements.

Under the Transition Services Agreement, the Company is providing and/or making available various administrative services and assets to Civeo, for a period of up to nine months beginning on the Distribution Date of the Spin-Off, with a possible extension of one month (an aggregate of ten months.)  The services include: information technology services; treasury services; internal audit services; tax services; legal services; risk management services; and accounting services.  In consideration for such services, Civeo is paying fees to the Company for the services provided, and these fees are generally in amounts intended to allow the Company to recover all of its direct and indirect costs incurred in providing these services.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The carrying values of the major categories of assets and liabilities of Civeo, immediately preceding the Spin-Off on May 30, 2014, excluded from our consolidated balance sheet at June 30, 2014, were as follows (in thousands):

ASSETS
Current assets:
Cash and cash equivalents	$298,536
Accounts receivable, net	172,937
Inventories, net	23,669
Prepaid expenses and other current assets	24,880
Total current assets of discontinued operations	520,022

Property, plant, and equipment, net	1,391,458
Goodwill, net	268,464
Other intangible assets, net	75,105
Other noncurrent assets	30,846
Total assets of discontinued operations	$2,285,895

LIABILITIES
Current liabilities:
Accounts payable	52,441
Accrued liabilities	23,784
Income taxes	320
Deferred revenue	22,456
Other current liabilities	256
Total current liabilities of discontinued operations	99,257

Long-term debt	775,000
Deferred income taxes	83,940
Other noncurrent liabilities	26,480
Total liabilities of discontinued operations	$984,677

See Note 8 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for selected financial information regarding the results of operations of our accommodations business which are reported as discontinued operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2014, the FASB issued guidance on the reporting of discontinued operations which amends the definition for what types of asset disposals are to be considered discontinued operations, and amends the required disclosures for discontinued operations and assets held for sale. The amendments in this update are effective for fiscal periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The company is currently evaluating the impact of this standard on its consolidated financial statements. This standard was not early adopted in connection with the Spin-Off.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2014 and December 31, 2013 is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2014	2013
Accounts receivable, net:
Trade	$308,707	$456,114
Unbilled revenue	153,457	163,766
Other	3,960	7,987
Total accounts receivable	466,124	627,867
Allowance for doubtful accounts	(5,460)	(7,534)
	$460,664	$620,333

	JUNE 30,	DECEMBER 31,
	2014	2013
Inventories, net:
Finished goods and purchased products	$99,080	$91,909
Work in process	48,041	72,903
Raw materials	111,398	111,280
Total inventories	258,519	276,092
Allowance for excess, damaged, or obsolete inventory	(10,614)	(9,540)
	$247,905	$266,552

	Estimated	JUNE 30,	DECEMBER 31,
	Useful Life (in years)	2014	2013
Property, plant and equipment, net:
Land		$27,385	$76,545
Accommodations assets	--	--	1,535,407
Buildings and leasehold improvements	3-40	173,296	204,455
Machinery and equipment	2-29	434,641	434,578
Completion services equipment	4-10	344,407	314,445
Office furniture and equipment	1-10	30,433	57,026
Vehicles	2-10	123,452	140,156
Construction in progress		45,408	172,252
Total property, plant and equipment		1,179,022	2,934,864
Accumulated depreciation		(576,382)	(1,032,075)
		$602,640	$1,902,789

	JUNE 30,	DECEMBER 31,
	2014	2013
Accrued liabilities:
Accrued compensation	$36,788	$71,535
Insurance liabilities	12,416	13,198
Accrued taxes, other than income taxes	6,662	7,619
Accrued interest	303	11,931
Accrued commissions	4,583	3,654
Accrued treasury stock repurchase	--	7,397
Other	12,038	16,712
	$72,790	$132,046

A significant portion of our accounts receivable, inventories, property, plant and equipment and accrued liabilities at December 31, 2013 was related to our accommodations business. See Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our accumulated other comprehensive loss decreased from $85.7 million at December 31, 2013 to accumulated other comprehensive income of $1.3 million at June 30, 2014, primarily as a result of the Spin-Off of Civeo. See Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. Prior to the Spin-Off, our accumulated other comprehensive income (loss) was primarily related to fluctuations in the Canadian and Australian dollar exchange rates compared to the U.S. dollar and our Canadian and Australian operations were primarily related to our accommodations business.

6.	EARNINGS PER SHARE

The numerator (income) and denominator (shares) used for the computation of basic and diluted earnings per share from continuing operations were as follows (in thousands):

	THREE MONTHS ENEDED JUNE 30,
	2014		2013
	Income	Shares	Income	Shares
Basic:
Net income (loss) attributable to Oil States International, Inc.	$(7,880)		$76,525
Less: Undistributed net loss allocable to participating securities	--		--
Undistributed net income (loss) applicable to common stockholders	(7,880)		76,525
Less: Income from discontinued operations, net of tax	(16,242)		(47,660)
Add: Undistributed net income from discontinued operations allocable to participating securities	--		--
Income (loss) from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$(24,122)	53,090	$28,865	55,061
Diluted:
Income (loss) from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$(24,122)	53,090	$28,865	55,061
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	--	--	--	--
Options on common stock	--	--	--	339
Restricted stock awards and other	--	--	--	182
Income (loss) from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	(24,122)	53,090	28,865	55,582
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	16,242		47,660
Undistributed net income reallocated to participating securities	--		--
Net income (loss) attributable to Oil States International, Inc. common stockholders – Diluted	$(7,880)	53,090	$76,525	55,582

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	SIX MONTHS ENDED JUNE 30,
	2014		2013
	Income	Shares	Income	Shares
Basic:
Net income attributable to Oil States International, Inc.	$63,624		$178,714
Less: Undistributed net income allocable to participating securities	(797)		--
Undistributed net income applicable to common stockholders	68,827		178,714
Less: Income from discontinued operations, net of tax	(53,037)		(121,250)
Add: Undistributed net income from discontinued operations allocable to participating securities	665		-
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$10,455	53,189	$57,464	54,935
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$10,455	53,189	$57,464	54,935
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	1	--	--	--
Options on common stock	--	280	--	364
Restricted stock awards and other	--	17	--	178
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	10,456	53,486	57,464	55,477
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	52,373		121,250
Undistributed net income reallocated to participating securities	4		--
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$62,833	53,486	$178,714	55,477

Our calculation of diluted earnings per share for the three and six months ended June 30, 2014 excluded 457,805 shares and 181,512 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and six months ended June 30, 2013 excluded 392,416 shares and 392,660 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

7.	BUSINESS ACQUISITIONS AND GOODWILL

On December 2, 2013, we acquired all of the operating assets of Quality Connector Systems, LLC (QCS). Headquartered in Houston, Texas, QCS designs, manufactures and markets a portfolio of proprietary deep and shallow water pipeline connectors for subsea pipeline construction, repair and expansion projects. Subject to customary post-closing adjustments, total cash consideration was $42.3 million. The operations of QCS have been included in our offshore products segment since the acquisition date.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the six month period ended June 30, 2014 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Total
Balance as of December 31, 2012
Goodwill	$201,281	$22,767	$224,048	$295,132	$118,933	$638,113
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	106,753	--	106,753	295,132	118,933	520,818
Goodwill acquired and purchase price adjustments	1,576	--	1,576	--	26,179	27,755
Foreign currency translation and other changes	(946)	--	(946)	(34,076)	99	(34,923)
	107,383	--	107,383	261,056	145,211	513,650

Balance as of December 31, 2013
Goodwill	201,911	22,767	224,678	261,056	145,211	630,945
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	107,383	--	107,383	261,056	145,211	513,650
Spin-Off of Civeo	--	--	--	(268,463)	--	(268,463)
Goodwill acquired and purchase price adjustments	194	--	194	--	917	1,111
Foreign currency translation and other changes	(54)	--	(54)	7,407	186	7,539
	107,523	--	107,523	--	146,314	253,837

Balance as of June 30, 2014
Goodwill	202,051	22,767	224,818	--	146,314	371,132
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	$107,523	$--	$107,523	$--	$146,314	$253,837

8.	DISCONTINUED OPERATIONS

On May 30, 2014, we completed the Spin-Off of our accommodations business, Civeo Corporation, to the Company’s stockholders. On May 30, 2014, the stockholders of record as of the close of business on the Record Date received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock.

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu for the sale of Sooner, which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600 million. We recognized a net gain on disposal of $128.4 million ($84.0 million after-tax) in 2013.

In connection with these transactions, the parties entered into transition services agreements for the Company to provide certain information technology applications and infrastructure and various administrative services to Civeo and Sooner during the transition period in exchange for monthly service fees. The transition services agreement between the Company and Sooner expired on February 28, 2014. The transition services agreement between the Company and Civeo is for a period of up to nine months beginning on the Distribution Date of the Spin-Off, with a possible extension of one month (an aggregate of ten months.) The cash flows from the disposed businesses to the Company resulting from the transition services agreements are not significant and do/did not constitute a significant continuing involvement in Civeo or Sooner.

Civeo and Sooner, which had previously been presented as separate reporting segments, both meet the criteria for being reported as discontinued operations and have been reclassified from continuing operations. Discontinued operations for the three and six months ended June 30, 2014 reflect the operating results of Civeo through the Distribution Date and adjustments related to the revaluation of outstanding equity awards and options previously awarded to the Sooner employees. Discontinued operations for the three and six months ended June 30, 2013 reflect the operating results of Civeo and Sooner.

In connection with the Spin-Off, the holders of our 5 1/8% Notes and 6 1/2% Notes had the right to require the Company to repurchase all of their notes. As such, we allocated a portion of the interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations based on a ratio of the net assets of the accommodations business to the total net assets of the Company, excluding consolidated debt. For the three and six months ended June 30, 2014, we allocated $5.5 million and $13.7 million, respectively, of interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations. For the three and six months ended June 30, 2013, we allocated $7.7 million and $15.6 million, respectively, of interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations. We commenced tender offers for all of our outstanding 5 1/8% Notes and 6 1/2% Notes and redeemed all remaining Notes that were not tendered in connection with the Spin-Off. See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the tender offers.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table provides the components of net income from discontinued operations, net of tax for each operating segment (in thousands).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Accommodations	$151,388	$244,213	$404,132	$540,880
Tubular services	$--	$405,546	$--	$799,459

Income from Accommodations discontinued operations:
Income from discontinued operations before income taxes	$15,922	$44,615	$61,924	$129,243
Income tax (expense) benefit	271	(6,857)	(9,098)	(27,125)
Net income from discontinued operations, net of tax	$16,193	$37,758	$52,826	$102,118

Income from Tubular services discontinued operations:
Income from discontinued operations before income taxes	$154	15,787	$336	$30,501
Income tax (expense) benefit	(105)	(5,885)	(125)	(11,369)
Net income from discontinued operations, net of tax	$49	$9,902	$211	$19,132

9.	DEBT

As of June 30, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility, which matures May 28, 2019, with available commitments up to $600 million and with a weighted average interest rate of 1.8% for the six month period ended June 30, 2014	$181,928	$--

6 1/2% Senior Unsecured Notes, which were repaid in full during the three month period ended June 30, 2014; original due date of June 2019	--	600,000

5 1/8% Senior Unsecured Notes, which were repaid in full during the three month period ended June 30, 2014; original due date of January 2023	--	366,000

Capital lease obligations and other debt	6,960	7,221
Total debt	188,888	973,221
Less: Current portion	527	529
Total long-term debt and capitalized leases	$188,361	$972,692

Credit Facility

In connection with the Spin-Off, the Company replaced its existing credit facility on May 28, 2014 with a $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under the new facility to $750 million with additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of June 30, 2014, we were in compliance with our debt covenants. The credit facility also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions. As of June 30, 2014, we had $181.9 million outstanding under the Credit Agreement and an additional $32.3 million of outstanding letters of credit, leaving $385.8 million available to be drawn under the credit facility. As of June 30, 2014, the Company had approximately $64.9 million of cash and cash equivalents.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5 1/8% Senior Unsecured Notes

On December 21, 2012, the Company sold $400 million aggregate principal amount of 5 1/8% Senior Notes due 2023 (5 1/8% Notes) through a private placement to qualified institutional buyers. In the fourth quarter of 2013, the Company repurchased $34.0 million aggregate principal amount of the 5 1/8% Notes and, in connection with the Spin-Off, repurchased the remaining $366.0 million aggregate principal amount in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, using the proceeds from the $775 million term loan entered into by Civeo immediately prior to the consummation of the Spin-Off, and borrowings under our new Credit Agreement and available cash on hand.

6 1/2% Senior Unsecured Notes

On June 1, 2011, the Company sold $600 million aggregate principal amount of 6 1/2% Senior Notes due 2019 (6 1/2% Notes) through a private placement to qualified institutional buyers. In connection with the Spin-Off, the Company repurchased the $600.0 million aggregate principal amount of the 6 1/2% Notes in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, using the proceeds from the $775 million term loan entered into by Civeo immediately prior to the consummation of the Spin-Off, and borrowings under our new Credit Agreement and available cash on hand.

Loss on Extinguishment of Debit

During the second quarter of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, which resulted in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes.  The premium paid to repurchase the 6 1/2% and 5 1/8% Notes was due to their fair market value exceeding their book value at the date tendered.  In addition, as a result of the refinancing of our existing credit facility in the second quarter 2014, we recognized a loss on extinguishment of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the facility) from the write-off of unamortized deferred financing costs.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its most recent Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Given the repurchase of all of the outstanding 5 1/8% Notes and 6 1/2% Notes as of June 30, 2014, the Company will no longer be required to present expanded information with respect to the guarantor and non-guarantor subsidiaries.

10.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, bank debt and foreign currency forward contracts. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The fair values of the Company’s 6 1/2% Notes and 5 1/8% Notes were estimated based on quoted prices and analysis of similar instruments (Level 2 fair value measurements). The December 31, 2013 carrying values and fair values of these Notes were as follows (in thousands):

	Carrying	Fair
	Value	Value
5 1/8% Notes
Principal amount originally due 2023	$366,000	$411,066

6 1/2% Notes
Principal amount originally due 2019	$600,000	$639,378

11.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2014	54,767,284
Repurchase of shares – transferred to treasury	(1,396,230)
Shares issued upon conversion of restricted stock awards as a result of the Spin-Off	565,141
Shares issued upon granting of restricted stock awards, net of forfeitures	208,019
Shares issued upon exercise of stock options	198,746
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(49,897)
Shares issued upon vesting of deferred stock units	9,413
Shares of common stock outstanding – June 30, 2014	54,302,476

12.	STOCK BASED COMPENSATION

Pursuant to the Employee Matters Agreement (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) we made certain adjustments to the exercise price and number of our stock based compensation awards with the intention of generally preserving the intrinsic value of the awards immediately prior to the consummation of the Spin-Off. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current or former employee of the Company, a director of the Company or a director of Civeo as of immediately prior to the Spin-Off was adjusted such that the holder received an additional number of restricted stock awards or stock options of the Company common stock based on a calculated ratio. For outstanding stock options, the per share exercise price was adjusted by a factor equal to the per share exercise price of the option prior to the Spin-Off divided by the calculated ratio. The calculated ratio was obtained by dividing the pre-Spin-Off price of the Company’s common stock by the post-Spin-Off price of the Company’s common stock. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current employee of Civeo as of immediately prior to the Spin-Off was cancelled and the holder received a number of restricted stock awards or stock options of Civeo common stock. Adjustments to our stock based compensation awards did not result in additional compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off. As a result of the Spin-Off, the conversions of outstanding equity awards resulted in the issuance of an additional 449,265 restricted stock awards and 395,454 additional stock options and shares available for future awards under the equity plan were increased by 1,876,109 shares to reflect the lower post-Spin-Off stock price of the Company.

The following table presenting a summary of stock option award and restricted stock award activity for the six months ended June 30, 2014 reflects the adjustments discussed above.

	Stock Options	Restricted Stock
	Number of Shares	Awards
Outstanding at December 31, 2013	896,905	696,991
Granted	118,950	242,150
Options Exercised/Stock Vested	(198,746)	(233,446)
Cancelled	(14,875)	(20,118)
Granted in Conversion, as a result of the Spin-Off	395,454	449,265
Outstanding at June 30, 2014	1,197,688	1,134,842

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Stock based compensation pre-tax expense from continuing operations recognized in the three month periods ended June 30, 2014 and 2013 totaled $6.8 million and $5.7 million, or $0.08 and $0.06 per diluted share after tax, respectively. Stock based compensation pre-tax expense from continuing operations recognized in the six month periods ended June 30, 2014 and 2013 totaled $12.5 million and $10.8 million, or $0.16 and $0.12 per diluted share after tax, respectively.

At June 30, 2014, $46.7 million of compensation cost related to unvested stock options and restricted stock awards attributable to vesting conditions had not yet been recognized.

13.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and six months ended June 30, 2014 was a total tax benefit of $13.6 million, or 36.1% of pretax losses, and total income tax expense of $4.5 million, or 29.8% of pretax income, respectively, compared to income tax expense of $18.9 million, or 39.6% of pretax income, and $32.6 million, or 36.2% of pretax income, respectively, for the three and six months ended June 30, 2013. The decrease in the effective tax rates from the prior year was largely the result of lower domestic earnings as a result of the loss incurred on extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off. Due to the fact that a significant portion of our foreign income was previously derived from our accommodations business, the Spin-Off will have the effect of increasing our effective tax rate in future periods.

14.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services and offshore products. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Separate business lines within the well site services segment have been disclosed to provide additional detail for that segment.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for continuing operations for each of the three and six months ended June 30, 2014 and 2013 is summarized in the following table (in thousands):

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended June 30, 2014
Well site services –
Completion services	$155,655	$18,401	$32,472		$-	$21,140	$598,889
Drilling services	53,263	6,753	8,739		-	7,973	140,288
Total well site services	208,918	25,154	41,211		-	29,113	739,177
Offshore products	250,689	5,705	50,261		122	12,844	971,973
Corporate and eliminations	-	248	(23,927	)(1)	-	1,352	54,393
Total	$459,607	$31,107	$67,545		$122	$43,309	$1,765,543

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended June 30, 2013
Well site services –
Completion services	$142,171	$15,924	$27,491	$-	$26,509	$580,759
Drilling services	44,212	6,164	7,133	-	6,285	167,203
Total well site services	186,383	22,088	34,624	-	32,794	747,962
Offshore products	204,406	4,290	37,329	(95)	8,611	831,343
Corporate and eliminations	-	227	(14,615)	-	544	83,591
Total	$390,789	$26,605	$57,338	$(95)	$41,949	$1,662,896

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Six months ended June 30, 2014
Well site services –
Completion services	$302,116	$36,344	$63,517		$-	$44,153	$598,889
Drilling services	99,827	13,638	14,534		-	15,087	140,288
Total well site services	401,943	49,982	78,051		-	59,240	739,177
Offshore products	462,901	11,400	87,609		218	22,407	971,973
Corporate and eliminations	-	512	(38,849	)(1)	-	1,564	54,393
Total	$864,844	$61,894	$126,811		$218	$83,211	$1,765,543

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings (loss) of unconsolidated affiliates	Capital expenditures	Total assets
Six months ended June 30, 2013
Well site services –
Completion services	$279,537	$31,119	$56,150	$-	$46,974	$580,759
Drilling services	84,416	11,916	11,213	-	13,852	167,203
Total well site services	363,953	43,035	67,363	-	60,826	747,962
Offshore products	405,696	8,332	69,465	(831)	17,622	831,343
Corporate and eliminations	-	462	(27,195)	-	648	83,591
Total	$769,649	$51,829	$109,633	$(831)	$79,096	$1,662,896

(1)	The corporate operating losses for the three and six months ended June 30, 2014 include $9.6 million and $11.0 million, respectively, of transaction costs primarily related to the Spin-Off.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

15.	COMMITMENTS AND CONTINGENCIES

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

Due to the spin-off of our accommodations business on May 30, 2014, and the sale of our tubular services business on September 6, 2013, both of which are reported as discontinued operations, income (loss) from continuing operations is more representative of the Company’s current business environment and focus. The terms “earnings” and “loss” as used in this Management’s Discussion and Analysis refer to income (loss) from continuing operations.

Spin-Off of Accommodations Business

On May 30, 2014, we completed the separation of our accommodations business into an independent, publicly traded company, Civeo Corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company's shareholders (the Spin-Off). Results of operations for Civeo have been classified as discontinued operations in all periods presented in this Form 10-Q. For additional information, see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Macroeconomic Environment

With the completion of the Spin-Off, we are now a technology-focused, pure-play energy services company. We provide a broad range of products and services to the oil and gas industry through our offshore products and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil and natural gas.

In the past few years, crude oil prices in North America have been volatile due to global economic uncertainties as well as inadequate regional take-away pipeline capacity. However, crude oil prices continue to trade at relatively high historic levels. Pricing in the first half of 2014 for crude oil was fairly stable despite changing market sentiment regarding the outlook for economic growth in the U.S. and China, heightened geopolitical risks in the Ukraine and Russia and continued geopolitical risks in the Middle East and North Africa largely due to the offsetting impact of significantly increased oil production in the U.S. The price of West Texas Intermediate (WTI) crude oil increased modestly from an average price of $97 per barrel in the fourth quarter of 2013 to $101 per barrel in the first half of 2014, finishing the first half of 2014 at $106 per barrel. The average price of Intercontinental Exchange (ICE) Brent crude remained unchanged at $109 per barrel in the fourth quarter of 2013 and the first half of 2014, finishing the first half of 2014 at $111 per barrel. As of July 31, 2014, WTI crude traded at approximately $98 per barrel while ICE Brent crude traded at approximately $106 per barrel. The price for WTI will influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Eagle Ford, and Permian basin. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment.

Given the historical volatility of crude prices, there remains a risk that prices could deteriorate going forward due to increased domestic crude oil production, slowing growth rates in China and/or fiscal and financial uncertainty in the U.S. and various European countries. However, if the global supply of oil and global inventory levels were to decrease due to government instability in a major oil-producing nation and energy demand continues to increase in countries such as China and India, we could see continued and/or additional increases in WTI and Brent crude prices.

Prices for natural gas in the U.S. averaged $4.89 per mmBtu in the first half of 2014, a 30% increase over the first half of 2013 average price. Natural gas prices improved during the first half of 2014 largely due to above average storage withdrawals in response to extremely cold winter weather in many parts of the U.S., lower net imports from Canada and higher residential, commercial and industrial demand. During the first half of 2014, natural gas spot prices ranged from a low of $3.95 per mmBtu in early January 2014 to a temporary high of $8.15 per mmBtu in early February 2014 due to the extremely cold winter. Natural gas prices traded at approximately $3.84 per mmBtu as of July 31, 2014. The improvement in demand for natural gas has resulted in significant declines in natural gas inventories in the U.S. during the first half of 2014, from 10% below the 5-year average as of the end of the first half of 2013 to 29% below the 5-year average as of the end of the first half of 2014. However, in spite of reduced inventories and increases in natural gas prices, customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques which remained high during the first half of the year. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, ICE Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	ICE Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
ended	(per bbl)	(per bbl)	(per mcf)
6/30/2014	$103.35	$109.69	$4.61
3/31/2014	98.68	108.14	5.18
12/31/2013	97.50	109.23	3.85
9/30/2013	105.83	110.23	3.55
6/30/2013	94.05	102.56	4.02
3/31/2013	94.33	112.47	3.49
12/31/2012	88.01	110.15	3.40
9/30/2012	92.17	109.63	2.88
6/30/2012	93.38	108.90	2.29
3/31/2012	102.85	118.54	2.44

(1) Source: U.S. Energy Information Administration (EIA).

Overview

Demand for our offshore products segments is primarily tied to the long-term outlook for commodity prices. In contrast, demand for our well site services segment responds to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U. S. and international markets.

Our offshore products segment provides highly engineered products for offshore oil and natural gas drilling and production systems and facilities. Sales of our offshore products and services depend primarily upon capital spending for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices.

As a result of the positive outlook for long-term oil demand, along with continued high crude oil prices, bidding and quoting activity for our offshore products segment continued to be very active during the first half of 2014, particularly for our floating production facility and subsea product lines. Backlog in our offshore products segment reached a new record, totaling $599 million at June 30, 2014 compared to $580 million at December 31, 2013 and $561 million at June 30, 2013. We anticipate global deepwater spending to continue at robust levels due to new award opportunities expected to come from Brazil, West Africa, the U.S. Gulf of Mexico and Southeast Asia.

Our well site services business segment is affected by drilling and completion activity primarily in the U.S. , including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. As recently as 2008, overall North American drilling and completion activity was primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques. However, considering higher crude oil prices and lower natural gas prices, drilling and completion activity in North America has shifted to a greater proportion of oil and liquids-rich drilling. According to rig count data published by Baker Hughes Incorporated, the oil rig count has strengthened in the U.S. as of July 25, 2014 and totals approximately 1,560 rigs, comprising approximately 83% of total U.S. drilling activity. Conversely, the U.S. natural gas-related working rig count has declined from more than 430 rigs at the beginning of 2013 to 318 rigs as of July 25, 2014, a 21 year low.

In our well site services business segment, we predominantly provide completion services and, to a lesser extent, land drilling services. Our completion services business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the completion services business is dependent primarily upon the level and complexity of drilling, completion and workover activity throughout North America. Well complexity has increased with the continuing transition to multi-well pads and the drilling of longer laterals along with the increased number of frac stages completed in horizontal wells. Demand for our drilling services is driven by land drilling activity in our primary drilling markets of the Permian basin in West Texas, where we primarily drill oil wells, and the Rocky Mountain area in the U.S., where we drill both liquids-rich and natural gas wells.

Demand for our land drilling and completion services businesses is correlated to changes in the drilling rig count in the United States and, to a much lesser extent, Canada, as well as changes in the total number of wells expected to be drilled along with changes in total footage drilled over the next two to three years. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Drilling Rig Count for
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
U.S. Land – Oil	1,488	1,358	1,441	1,326
U.S. Land – Natural gas and other	308	351	319	382
U.S. Offshore	56	52	56	52
Total U.S.	1,852	1,761	1,816	1,760
Canada	202	155	364	345
Total North America	2,054	1,916	2,180	2,105

The average North American rig count for the six months ended June 30, 2014 increased 75 rigs, or 4%, compared to the six months ended June 30, 2013 largely due to an increase in oil-related drilling in the Permian basin of West Texas.

We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect that our 2014 capital expenditures for continuing operations will total approximately $200 million to $250 million, compared to 2013 capital expenditures for continuing operations of $165 million. Our planned 2014 capital expenditures for continuing operations include funding for incremental completion services equipment deployed to service the active U.S. shale plays, to upgrade our drilling services equipment, to expand and upgrade our offshore products facilities in the U.K. and Brazil, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules and vendor delivery timing. These capital expenditures for continuing operations will be funded with available cash, internally generated funds and borrowings under our existing credit facility. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Strategic Actions

On May 30, 2014, we completed the previously announced Spin-Off of our accommodations business into a stand-alone, publicly traded corporation, Civeo Corporation. The objectives of the Spin-Off were to allow each representative management team to more effectively focus on the two distinct businesses, to allow each of the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service to the effect that the Spin-Off qualifies as a tax-free transaction. On May 30, 2014 (the Distribution Date), the stockholders of record as of the close of business on May 21, 2014 (the Record Date) received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. We refinanced all of our debt in connection with the Spin-Off. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock. Operating results for the Company’s accommodations business have been classified as discontinued operations for all periods presented.

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

Consolidated Results of Operations (in millions)

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
			Variance				Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
Revenues
Well site services -
Completion services	$155.6	$142.2	$13.4	9%	$302.1	$279.5	$22.6	8%
Drilling services	53.3	44.2	9.1	21%	99.8	84.4	15.4	18%
Total well site services	208.9	186.4	22.5	12%	401.9	363.9	38.0	10%
Offshore products	250.7	204.4	46.3	23%	462.9	405.7	57.2	14%
Total	$459.6	$390.8	$68.8	18%	$864.8	$769.6	$95.2	12%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$96.8	$89.1	$7.7	9%	$187.2	$176.3	$10.9	6%
Drilling services	36.9	29.7	7.2	24%	70.1	59.3	10.8	18%
Total well site services	133.7	118.8	14.9	13%	257.3	235.6	21.7	9%
Offshore products	174.2	147.0	27.2	19%	323.0	298.1	24.9	8%
Total	$307.9	$265.8	$42.1	16%	$580.3	$533.7	$46.6	9%
Gross margin
Well site services -
Completion services	$58.8	$53.1	$5.7	11%	$114.9	$103.2	$11.7	11%
Drilling services	16.4	14.5	1.9	13%	29.7	25.1	4.6	18%
Total well site services	75.2	67.6	7.6	11%	144.6	128.3	16.3	13%
Offshore products	76.5	57.4	19.1	33%	139.9	107.6	32.3	30%
Total	$151.7	$125.0	$26.7	21%	$284.5	$235.9	$48.6	21%
Gross margin as a percentage of revenues
Well site services -
Completion services	38%	37%	38%	37%
Drilling services	31%	33%	30%	30%
Total well site services	36%	36%	36%	35%
Offshore products	31%	28%	30%	27%
Total	33%	32%	33%	31%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

We reported a net loss from continuing operations attributable to the Company for the quarter ended June 30, 2014 of $24.1 million, or $0.45 per diluted share, including a loss on extinguishment of debt of $100.4 million, or $1.22 per diluted share after-tax, and $9.6 million, or $0.11 per diluted share after-tax, representing transaction costs included in “Other operating expense” and “Selling, general and administrative” (SG&A) expenses primarily related to the Spin-Off. These results compare to net income from continuing operations attributable to the Company for the quarter ended June 30, 2013 of $28.9 million, or $0.52 per diluted share, including a charge of $3.0 million, or $0.05 per diluted share, from an increase in contingent acquisition consideration in our completion services business. In addition, the Company incurred $1.5 million, or $0.02 per diluted share after tax, of transaction costs in the second quarter of 2013 included in “Other operating expense” primarily related to the Spin-Off.

Revenues. Consolidated revenues increased $68.8 million, or 18%, in the second quarter of 2014 compared to the second quarter of 2013.

Our well site services segment revenues increased $22.5 million, or 12%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to increases in both completion services and drilling services revenues. Our completion services revenues increased $13.4 million, or 9%, in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a 7% increase in the North American land rig count, as a result of increased service intensity in the active shale basins, and a year-over-year increase in revenue from the U.S. Gulf of Mexico, attributable to deepwater projects. The number of service tickets issued in the second quarter of 2014 increased 8% compared to the second quarter of 2013 due primarily to increased activity in the U.S. Gulf of Mexico and the Permian and Bakken basins. Our drilling services revenues increased $9.1 million, or 21%, in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of increased utilization of our rigs from an average of approximately 77% for the second quarter of 2013 to an average of approximately 91% for the second quarter of 2014.

Our offshore products segment revenues increased $46.3 million, or 23%, in the second quarter of 2014 compared to the second quarter of 2013. This increase was primarily the result of increased deepwater production facility and subsea product sales, along with contributions from the acquisition of Quality Connector Systems, LLC (QCS), which was acquired in December 2013, and increased demand for services worldwide.

Cost of Sales and Service. Our consolidated cost of sales increased $42.1 million, or 16%, in the second quarter of 2014 compared to the second quarter of 2013 as a result of increased cost of sales at our offshore products and wellsite services segments of $27.2 million, or 19%, and $14.9 million, or 13%, respectively. Our consolidated gross margin as a percentage of revenues increased from 32% in the second quarter of 2013 to 33% in the second quarter of 2014 primarily due to higher margins realized in our offshore products segment in the second quarter of 2014.

Our well site services segment cost of sales increased $14.9 million, or 13%, in the second quarter of 2014 compared to the second quarter of 2013 as a result of a $7.7 million, or 9%, increase in completion services cost of sales and a $7.2 million, or 24%, increase in drilling services cost of sales. Our well site services segment gross margin as a percentage of revenues was 36% in the second quarters of 2014 and 2013. Our completion services segment gross margin as a percentage of revenues increased from 37% in the second quarter of 2013 to 38% in the second quarter of 2014. Our drilling services gross margin as a percentage of revenues decreased from 33% in the second quarter of 2013 to 31% in the second quarter of 2014 primarily due to increased repairs and maintenance as rigs returned to work, including trucking and rig personnel costs.

Our offshore products segment cost of sales increased $27.2 million, or 19%, in the second quarter of 2014 compared to the second quarter of 2013 and gross margin as a percentage of revenues increased from 28% to 31% primarily due to a shift in product mix to more subsea equipment and services, as well as improved cost absorption and utilization associated with increased revenue.

Selling, General and Administrative Expenses. SG&A expense increased $6.1 million, or 17%, in the second quarter of 2014 compared to the second quarter of 2013 largely due to increased employee-related costs primarily associated with an 8% increase in total headcount, a portion of which was added in connection with business acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased $4.5 million, or 17%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to capital expenditures made during the previous twelve months across all segments of our Company along with increased depreciation and amortization expense related to the QCS acquisition.

Other Operating Expense. Other operating expense increased $5.9 million, or 145%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to an increase in transaction costs primarily related to the Spin-Off.

Operating Income. Consolidated operating income increased $10.2 million, or 18%, in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of increases in operating income from our offshore products segment and completion services business of $12.9 million, or 35%, and $5.0 million, or 18%, respectively. These increases in operating income were partially offset by an increase of $8.1 million in transaction costs primarily related to the Spin-Off.

Interest Expense and Interest Income. Net interest expense decreased $4.2 million, or 43%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the Company’s repurchase of $34.0 million aggregate principal amount of our 5 1/8% Notes in the fourth quarter of 2013, the repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 51/8% Notes in the second quarter of 2014 and the full repayment of our U.S. term loan in the third quarter of 2013. The weighted average interest rate on the Company’s total outstanding bank debt decreased from 6.9% in the second quarter of 2013 to 6.3% in the second quarter of 2014 due to higher outstanding debt levels on our lower cost revolving credit facility in 2014 compared to 2013.

Loss on Extinguishment of Debt. During the second quarter of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. In addition, as a result of the refinancing of our bank debt in the second quarter 2014, we recognized a loss of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the facility) from the write-off of unamortized deferred financing costs on our existing credit facility.

Income Tax Expense. The Company’s income tax benefit for the three months ended June 30, 2014 totaled $13.6 million, or 36.1% of pretax income, compared to income tax expense of $18.9 million, or 39.6% of pretax income, for the three months ended June 30, 2013. The decrease in the effective tax rate from the prior year was largely the result of lower domestic earnings as a result of the loss incurred on extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off. Due to the fact that a significant portion of our foreign income was previously derived from our accommodations business, the Spin-Off will have the effect of increasing our effective tax rate in future periods.

Discontinued Operations. Net income from discontinued operations for the second quarter of 2014 was $16.2 million compared to $47.7 million for the second quarter of 2013. Revenues reported within discontinued operations were $151.4 million during the second quarter of 2014 compared to $649.8 million for the second quarter of 2013. Operating income included within discontinued operations was $24.8 million and $69.3 million for the second quarter of 2014 and 2013, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of tubular services operations for the second quarter of 2014 compared to 2013 due to this segment’s disposal on September 6, 2013, and the absence of accommodations operations for the month of June 2014 compared to a full quarter in 2013 due to the Spin-Off on May 30, 2014.

Other Comprehensive Loss. Other comprehensive income (loss) decreased from a loss of $147.9 million in the second quarter of 2013 to income of $23.5 million in the second quarter of 2014 primarily as a result of foreign currency translation adjustments attributable to the accommodations discontinued operations which were spun-off.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

We reported a net income from continuing operations attributable to the Company for the six months ended June 30, 2014 of $10.6 million, or $0.20 per diluted share, including a loss on extinguishment of debt of $100.4 million, or $1.20 per diluted share after-tax, and $11.0 million, or $0.12 per diluted share after-tax, of transaction costs included in “Other operating expense” and SG&A expenses primarily related to the Spin-Off. These results compare to net income from continuing operations attributable to the Company for the six months ended June 30, 2013 of $57.5 million, or $1.04 per diluted share, including a charge of $3.0 million, or $0.05 per diluted share, from an increase in contingent acquisition consideration in our completion services business. In addition, the Company incurred $1.5 million, or $0.02 per diluted share after tax, of transaction costs in the first half of 2013 included in “Other operating expense” primarily related to the Spin-Off.

Revenues. Consolidated revenues increased $95.2 million, or 12%, in the first half of 2014 compared to the first half of 2013.

Our well site services segment revenues increased $38.0 million, or 10%, in the first half of 2014 compared to the first half of 2013 primarily due to increases in both completion services and drilling services revenues. Our completion services revenues increased $22.6 million, or 8%, in the first half of 2014 compared to the first half of 2013, primarily due to a 3% increase in the North American land rig count, increased service intensity in the active shale basins, a year-over-year increase in revenue from the U.S. Gulf of Mexico and the timing of deepwater projects. The number of service tickets issued in the first half of 2014 increased 5% compared to the first half of 2013 due primarily to increased activity in the U.S. Gulf of Mexico and the Permian and Bakken basins. Our drilling services revenues increased $15.4 million, or 18%, in the first half of 2014 compared to the first half of 2013 primarily as a result of increased utilization of our rigs from an average of approximately 75% for the first half of 2013 to an average of approximately 86% for the first half of 2014.

Our offshore products segment revenues increased $57.2 million, or 14%, in the first half of 2014 compared to the first half of 2013. This increase was primarily the result of increased deepwater production facility and subsea product sales, along with contributions from the acquisition of QCS, which was acquired in December 2013, and an increased demand for services worldwide.

Cost of Sales and Service. Our consolidated cost of sales increased $46.6 million, or 9%, in the first half of 2014 compared to the first half of 2013 as a result of increased cost of sales at our offshore products and wellsite services segments of $24.9 million, or 8%, and $21.7 million, or 9%, respectively. Our consolidated gross margin as a percentage of revenues increased from 31% in the first half of 2013 to 33% in the first half of 2014 primarily due to higher margins realized in our offshore products segment in the first half of 2014.

Our well site services segment cost of sales increased $21.7 million, or 9%, in the first half of 2014 compared to the first half of 2013 as a result of a $10.9 million, or 6%, increase in completion services cost of sales and a $10.8 million, or 18%, increase in drilling services cost of sales. Our well site services segment gross margin as a percentage of revenues increased from 35% in the first half of 2013 to 36% in the first half of 2014. Our completion services segment gross margin as a percentage of revenues increased from 37% in the first half of 2013 to 38% in the first half of 2014. Our drilling services gross margin as a percentage of revenues was 30% in the first half of 2014 and 2013.

Our offshore products segment cost of sales increased $24.9 million, or 8%, in the first half of 2014 compared to the first half of 2013 and gross margin as a percentage of revenues increased from 27% to 30% primarily due to a shift in product mix to more subsea equipment and services, as well as improved cost absorption and utilization associated with increased revenue.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $12.4 million, or 17%, in the first half of 2014 compared to the first half of 2013 largely due to increased employee-related costs primarily associated with an 8% increase in total headcount, a portion of which was added in connection with business acquisitions, and increased bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $10.1 million, or 19%, in the first half of 2014 compared to the first half of 2013 primarily due to capital expenditures made during the previous twelve months across all segments of our Company along with increased depreciation and amortization expense related to the QCS acquisition.

Other Operating Expense. Other operating expense increased $9.1 million, or 386%, in the first half of 2014 compared to the first half of 2013 primarily due to an increase in transaction costs primarily related to the Spin-Off.

Operating Income. Consolidated operating income increased $17.2 million, or 16%, in the first half of 2014 compared to the first half of 2013 primarily as a result of increases in operating income from our offshore products segment and completion services business of $18.1 million, or 26%, and $7.4 million, or 13%, respectively. These increases in operating income were partially offset by an increase of $9.5 million in transaction costs primarily related to the Spin-Off.

Interest Expense and Interest Income. Net interest expense decreased $6.2 million, or 31%, in the first half of 2014 compared to the first half of 2013 primarily due to the Company’s repurchase of $34.0 million aggregate principal amount of our 5 1/8% Notes in the fourth quarter of 2013, the repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 51/8% Notes in the second quarter of 2014 and the full repayment of our U.S. term loan in the third quarter of 2013. The weighted average interest rate on the Company’s total outstanding bank debt decreased from 7.0% in the first half of 2013 to 6.6% in the first half of 2014 due to higher outstanding debt levels on our lower cost revolving credit facility in 2014 compared to 2013.

Loss on Extinguishment of Debt. During the first half of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. In addition, as a result of the refinancing of our bank debt in the second quarter of 2014, we recognized a loss of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the existing credit facility) from the write-off of unamortized deferred financing costs on our existing credit facility.

Income Tax Expense. The Company’s income tax provision for the six months ended June 30, 2014 totaled $4.5 million, or 29.8% of pretax income, compared to income tax expense of $32.6 million, or 36.2% of pretax income, for the six months ended June 30, 2013. The decrease in the effective tax rate from the prior year was largely the result of lower domestic earnings as a result of the loss incurred on extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off. Due to the fact that a significant portion of our foreign income was previously derived from our accommodations business, the Spin-Off will have the effect of increasing our effective tax rate in future periods.

Discontinued Operations. Net income from discontinued operations for the first half of 2014 was $53.0 million compared to $121.2 million for the first half of 2013. Revenues reported within discontinued operations were $404.1 million during the first half of 2014 compared to $1.3 billion for the first half of 2013. Operating income included within discontinued operations was $79.5 million and $177.9 million for the first half of 2014 and 2013, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of tubular services operations for the first half of 2014 compared to 2013 due to its disposal on September 6, 2013, and the absence of accommodations operations for the month of June 2014 compared to a full quarter in 2013 due to the Spin-Off on May 30, 2014.

Other Comprehensive Loss. Other comprehensive income (loss) decreased from a loss of $170.0 million in the first half of 2013 to income of $23.4 million in the first half of 2014 primarily as a result of foreign currency translation adjustments attributable to our accommodations discontinued operations which were spun-off.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund our stock repurchase program and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions. In 2014 and 2013, respectively, we also received significant funds as a result of a $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off and the sale of our tubular services segment.

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.

Cash totaling $208.7 million was provided by operations during the first half of 2014 compared to $359.0 million provided by operations during the first half of 2013. During the first half of 2014, $114.5 million was used to fund working capital, primarily due to income tax and interest payments. During the first half of 2013, $31.8 million was provided from net working capital reductions, primarily due to decreases in receivables.

Cash was used in investing activities during the first half of 2014 in the amount of $200.6 million compared to cash used in investing activities during the first half of 2013 in the amount of $238.0 million. Capital expenditures totaled $203.4 million and $240.4 million during the six months ended June 30, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of purchases and installation of assets for our well site services segment and our discontinued accommodations business.

We currently expect that our 2014 capital expenditures for continuing operations will total approximately $200 million to $250 million, compared to 2013 capital expenditures for continuing operations of $165 million. Capital expenditures for continuing operations totaled $83.2 million during the six months ended June 30, 2014. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules and vendor delivery timing. These capital expenditures for continuing operations will be funded with available cash, internally generated funds and borrowings under our existing credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company

At June 30, 2014, we had cash totaling $61.5 million held by foreign subsidiaries, primarily in the United Kingdom. Our intent is to utilize these cash balances for future investment outside the United States.

Net cash of $540.6 million was used in financing activities during the first half of 2014, primarily as a result of the repayment of our 6 1/2% and 5 1/8% Notes and repurchases of our common stock, partially offset by net cash received from the Spin-Off (the $750 million special cash dividend received from Civeo, net of cash balances held by our former accommodations subsidiaries that remained with Civeo) and borrowings under our new revolving credit facility. Net cash of $130.6 million was used in financing activities during the first half of 2013, primarily as a result of the repayment of all amounts outstanding under our former Canadian term loan and repayments under our former Australian credit facility.

The Company’s discontinued operations impacted the cash flows of the Company as summarized in the table below (in thousands):

	Six Months Ended June 30,
	2014	2013
Discontinued operations impact on:
Cash from operating activities	$149,433	$256,490
Cash used in investing activities	(119,199)	(159,983)
Cash from (used in) financing activities	46,665	(175,814)
Cash balances transferred to Civeo as part of Spin-Off	(298,536)	--
Effect of exchange rate changes on cash	(2,492)	(16,912)
Net cash impact of discontinued operations	$(224,129)	$(96,219)

Cash balance of discontinued operations:
At start of period	$224,129	$211,494
At end of period	--	115,275
Decrease in cash of discontinued operations	$(224,129)	$(96,219)

The cash used in financing activities primarily represents the net transfers of cash between the discontinued operations and Oil States International, Inc. The absence of cash flows from discontinued operations is not expected to adversely affect the investing or financing activities of the Company.

We believe that cash on hand, cash flow from operations and available borrowings under our existing credit facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. Although we expect to be subject to lower interest rates in the foreseeable future, additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Stock Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization is limited in duration and expires on September 1, 2014. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of June 30, 2014, a total of $267.5 million of our stock (2,781,618 shares) had been repurchased under this program. Subsequent to the end of the second quarter and through July 31, 2014, we repurchased an additional $13.8 million of our stock (221,327 shares). Amounts remaining under our current share repurchase authorization as of July 31, 2014 was approximately $218.7 million.

Credit Facilities. In connection with the Spin-Off, the Company replaced its existing credit facility on May 28, 2014 with a $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under the new facility to $750 million with additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). We must pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement.  During the first half of 2014, our applicable margin over LIBOR was 1.50%.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.  As of June 30, 2014, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2014.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

5 1/8% Notes. On December 21, 2012, the Company sold $400 million aggregate principal amount of 5 1/8% Senior Notes due 2023 (5 1/8% Notes) through a private placement to qualified institutional buyers. In the fourth quarter of 2013, the Company repurchased $34.0 million aggregate principal amount of the 5 1/8% Notes and, in connection with the Spin-Off, repurchased the remaining $366.0 million aggregate principal amount in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, using the proceeds from the $775 million term loan entered into by Civeo immediately prior to the consummation of the Spin-Off, and borrowings under our new Credit Agreement and available cash on hand.

6 1/2% Notes. On June 1, 2011, the Company sold $600 million aggregate principal amount of 6 1/2% Senior Notes due 2019 (6 1/2% Notes) through a private placement to qualified institutional buyers. In connection with the Spin-Off, the Company repurchased the $600.0 million aggregate principal amount of the 6 1/2% Notes in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, using the proceeds from the $775 million term loan entered into by Civeo immediately prior to the consummation of the Spin-Off, and borrowings under our new Credit Agreement and available cash on hand.

During the second quarter of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss incurred of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. The premium paid to repurchase the 6 1/2% Notes and 5 1/8% Notes was due to their fair market value exceeding their book value at the date tendered. In addition, as a result of the refinancing of our existing credit facility in the second quarter 2014, we recognized a loss on extinguishment of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the existing credit facility) from the write-off of unamortized deferred financing costs.

Our total debt represented 12.7% of our combined total debt and stockholders’ equity at June 30, 2014 compared to 27.0% at December 31, 2013 and 31.8% at June 30, 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(iv) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2014, we had floating-rate obligations totaling approximately $181.9 million drawn under our credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2014 levels, our consolidated interest expense would increase by a total of approximately $1.8 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2014, our reported foreign exchange losses were $1.7 million and are included in “Other operating expense” in the Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of June 30, 2014 and December 31, 2013, we had outstanding foreign currency forward purchase contracts with notional amounts of $7.7 million and $7.4 million, respectively, related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.1 million for the six months ended June 30, 2013.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2014 – April 31, 2014	75(2)	$98.31(3)	--	$ 235,174,528
May 1, 2014 – May 31, 2014	28,576(4)	$94.93(5)	28,144	$ 232,505,170
June 1, 2014 - June 30, 2014	--	--	--	$ 232,505,170
Total	28,651	$94.94	28,144	$ 232,505,170

(1)

On August 23, 2012, we announced a share repurchase program of up to $200,000,000 to replace the prior share repurchase authorization, which was set to expire on September 1, 2012. On September 6, 2013, we announced an increase in the program from $200,000,000 to $500,000,000. The current share repurchase program expires on September 1, 2014.

(2)

Includes 75 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)

The price paid per share was based on the closing price of our Company’s common stock on April 25, 2014 which represents the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

(4)

Includes 432 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)

The price paid per share was based on the closing price of our Company’s common stock on May 9, 2014, May 15, 2014 and May 17, 2014 which represent the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

2.1	—

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

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

Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of June 1, 2011, by and among Oil States, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

4.2	—

Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of, Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of December 21, 2012, by and among Oil States, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.1	—

Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.2	—

Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.3	—

Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.4	—

Transition Services Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.5	—

Credit Agreement, dated as of May 28, 2014, among Oil States International, Inc., as Borrower, the Lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent, the Swing Line Lender and an Issuing Bank, Royal Bank of Canada, as Syndication Agent, and Compass Bank, as Documentation Agent, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	August 1, 2014	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 1, 2014	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President -- Accounting and
Secretary (Duly Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

2.1	—

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

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

Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of June 1, 2011, by and among Oil States, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

4.2	—

Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of, Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of December 21, 2012, by and among Oil States, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.1	—

Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.2	—

Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.3	—

Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.4	—

Transition Services Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.5	—

Credit Agreement, dated as of May 28, 2014, among Oil States International, Inc., as Borrower, the Lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent, the Swing Line Lender and an Issuing Bank, Royal Bank of Canada, as Syndication Agent, and Compass Bank, as Documentation Agent, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

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