Form 10-Q
period 2014-09-30
OIL STATES INTERNATIONAL, INC
filed 2014-10-31
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

YES [ X ]             NO [  ]

The Registrant had 53,172,851 shares of common stock, par value $0.01, outstanding and 7,610,526 shares of treasury stock as of October 29, 2014.

OIL STATES INTERNATIONAL, INC.

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Income	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Cash Flows	6
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8 – 20

Cautionary Statement Regarding Forward-Looking Statements		21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 – 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32 – 33

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

	(a) Index of Exhibits	34 – 35

Signature Page		36

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

Revenues	$471,032	$438,176	$1,335,876	$1,207,824

Costs and expenses:
Cost of sales and services	306,497	301,702	886,777	835,471
Selling, general and administrative expenses	43,734	38,531	128,181	110,600
Depreciation and amortization expense	31,076	28,206	92,970	80,035
Other operating (income) expense	(1,887)	3,981	9,524	6,329
	379,420	372,420	1,117,452	1,032,435
Operating income	91,612	65,756	218,424	175,389

Interest expense	(1,602)	(9,983)	(15,500)	(30,130)
Interest income	150	159	411	460
Loss on extinguishment of debt	30	(2,058)	(100,380)	(2,058)
Equity in earnings (losses) of unconsolidated affiliates	74	73	292	(758)
Other income	161	617	2,279	1,765
Income from continuing operations before income taxes	90,425	54,564	105,526	144,668
Income tax expense	(32,048)	(19,081)	(36,545)	(51,692)
Net income from continuing operations	58,377	35,483	68,981	92,976
Net income (loss) from discontinued operations, net of tax (including a net gain on disposal of $84,209 in the third quarter of 2013)	(1,467)	132,250	51,571	253,500
Net income	56,910	167,733	120,552	346,476
Less: Net income (loss) attributable to noncontrolling interest	(10)	(7)	8	22
Net income attributable to Oil States International, Inc.	$56,920	$167,740	$120,544	$346,454

Net income (loss) attributable to Oil States International, Inc.:
Continuing operations	$58,387	$35,490	$68,973	$92,954
Discontinued operations	(1,467)	132,250	51,571	253,500
Net income attributable to Oil States International, Inc.	$56,920	$167,740	$120,544	$346,454

Basic net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$1.08	$0.64	$1.28	$1.69
Discontinued operations	(0.03)	2.40	0.95	4.61
Net income	$1.05	$3.04	$2.23	$6.30

Diluted net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$1.07	$0.64	$1.27	$1.67
Discontinued operations	(0.02)	2.37	0.95	4.57
Net income	$1.05	$3.01	$2.22	$6.24

Weighted average number of common shares outstanding:
Basic	52,979	55,092	53,119	54,987
Diluted	53,294	55,672	53,422	55,542

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net income	$56,910	$167,733	$120,552	$346,476
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,144)	44,693	10,301	(125,407)
Unrealized gain (loss) on forward contracts, net of tax	3	(190)	4	(74)
Total other comprehensive income (loss)	(13,141)	44,503	10,305	(125,481)
Comprehensive income	43,769	212,236	130,857	220,995
Less: Comprehensive income (loss) attributable to noncontrolling interest	(10)	26	(16)	(19)
Comprehensive income attributable to Oil States International, Inc.	$43,779	$212,210	$130,873	$221,014

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$69,800	$599,306
Accounts receivable, net	506,508	620,333
Inventories, net	247,092	266,552
Prepaid expenses and other current assets	22,368	39,716
Total current assets	845,768	1,525,907

Property, plant, and equipment, net	627,465	1,902,789
Goodwill, net	252,880	513,650
Other intangible assets, net	52,238	133,531
Other noncurrent assets	25,118	55,384
Total assets	$1,803,469	$4,131,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$101,706	$149,079
Accrued liabilities	79,693	132,046
Income taxes	12,589	32,679
Current portion of long-term debt and capitalized leases	505	529
Deferred revenue	48,755	50,366
Other current liabilities	11,853	9,137
Total current liabilities	255,101	373,836

Long-term debt and capitalized leases	178,040	972,692
Deferred income taxes	19,121	122,821
Other noncurrent liabilities	16,761	36,618
Total liabilities	469,023	1,505,967

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 60,783,119 shares and 59,777,766 shares issued, respectively, and 54,017,285 shares and 54,767,284 shares outstanding, respectively	608	592
Additional paid-in capital	674,435	637,438
Retained earnings	1,080,955	2,320,453
Accumulated other comprehensive loss	(11,851)	(85,675)
Common stock held in treasury at cost, 6,765,834 and 5,010,482 shares, respectively	(409,875)	(249,391)
Total Oil States International, Inc. stockholders’ equity	1,334,272	2,623,417
Noncontrolling interest	174	1,877
Total stockholders’ equity	1,334,446	2,625,294
Total liabilities and stockholders’ equity	$1,803,469	$4,131,261

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUING AND DISCONTINUED OPERATIONS

(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013

Cash flows from operating activities:
Net income	$121,119	$347,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,520	206,155
Deferred income tax provision	(1,735)	(707)
Excess tax benefits from share-based payment arrangements	(4,585)	(5,447)
Gain on sale of business	--	(84,209)
Gain on disposals of assets	(923)	(3,871)
Non-cash compensation charge	22,220	22,938
Amortization of deferred financing costs	2,896	5,937
Loss on extinguishment of debt	103,836	3,265
Other, net	5,183	640
Changes in operating assets and liabilities, net of effect from acquired businesses and net assets of Civeo that were distributed to stockholders:
Accounts receivable	(68,106)	53,386
Inventories	(7,030)	34,028
Accounts payable and accrued liabilities	(14,463)	(24,449)
Taxes payable	(48,875)	16,603
Other operating assets and liabilities, net	32,423	10,868
Net cash flows provided by operating activities	302,480	582,677

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(262,619)	(355,639)
Acquisitions of businesses, net of cash acquired	193	(1,771)
Proceeds from sale of business	--	600,000
Proceeds from disposition of property, plant and equipment	4,077	8,535
Other, net	(1,462)	81
Net cash flows (used in) provided by investing activities	(259,811)	251,206

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	171,734	(47,901)
Repayment of 6 1/2% Senior Notes	(630,307)	--
Repayment of 5 1/8% Senior Notes	(419,794)	--
Term loan repayments	--	(252,762)
Debt and capital lease repayments	(407)	(2,181)
Issuance of common stock from share-based payment arrangements	8,844	14,172
Purchase of treasury stock	(162,053)	(11,889)
Excess tax benefits from share-based payment arrangements	4,585	5,447
Payment of financing costs	(12,530)	(203)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(5,048)	(4,161)
Term borrowings of Civeo	775,000	--
Cash balances of Civeo in Spin-Off	(298,536)	--
Net cash flows used in financing activities	(568,512)	(299,478)

Effect of exchange rate changes on cash	(3,663)	(11,598)
Net change in cash and cash equivalents	(529,506)	522,807
Cash and cash equivalents, beginning of period	599,306	253,172

Cash and cash equivalents, end of period	$69,800	$775,979

The accompanying notes are an integral part of these

financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2013	$592	$637,438	$2,320,453	$(85,675)	$(249,391)	$1,877	$2,625,294
Net income			120,544			8	120,552
Currency translation adjustment				10,301		(24)	10,277
Other comprehensive income				4			4
Dividends declared						(489)	(489)
Exercise of stock options, including tax benefit	2	13,427					13,429
Amortization of restricted stock compensation		17,994					17,994
Stock option expense		2,858					2,858
Surrender of stock to pay taxes on restricted stock awards	2	(2)			(5,048)		(5,048)
Stock acquired for cash					(155,437)		(155,437)
Exercise of stock options/stock awards released – discontinued operations		2,727					2,727
Net income from noncontrolling interests – discontinued operations						567	567
Spin-Off of Civeo			(1,360,042)	63,519		(1,765)	(1,298,288)
Other	12	(7)			1		6
Balance, September 30, 2014	$608	$674,435	$1,080,955	$(11,851)	$(409,875)	$174	$1,334,446

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

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo). The results of operations for our accommodations business have been classified as discontinued operations for all periods presented. See Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

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

On May 30, 2014, we completed the spin-off of Civeo into a stand-alone, publicly traded corporation through a tax-free distribution of Civeo shares to the Company’s shareholders (the Spin-Off). After the close of the New York Stock Exchange on May 30, 2014 (the Distribution Date), the stockholders of record as of 5:00 p.m. Eastern time on May 21, 2014 (the Record Date), received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock. The objectives of the Spin-Off were to allow each respective management team to more effectively focus on the two distinct businesses, to allow the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies, and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service on the tax-free status of the Spin-Off.

In connection with the Spin-Off, we refinanced our existing debt. Specifically, in June 2014, we commenced and completed tender offers for all of our outstanding 5 1/8% Senior Notes due 2023 (5 1/8% Notes) and 6 1/2% Senior Notes due 2019 (6 1/2% Notes). These tender offers were funded in part with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, using the proceeds from the $775 million term loan entered into by Civeo immediately prior to the consummation of the Spin-Off, and borrowings under our new credit facility and available cash on hand. See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the tender offers and our new credit facility.

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

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and Civeo with respect to the payment of taxes, filing of tax returns, reimbursements of taxes, control of audits and other matters regarding taxes.  In addition, the Tax Sharing Agreement reflects each company’s rights and obligations related to taxes that are attributable to periods prior to and including the Spin-Off date and taxes resulting from transactions effected in connection with the Spin-Off. In general under the Tax Sharing Agreement, the Company is responsible for all U.S. federal, state, local and foreign income taxes attributable to the Company or any of its subsidiaries for any tax period that begins after the date of the Spin-Off, and Civeo is responsible for all taxes attributable to it or its subsidiaries, whether accruing before, on or after the Spin-Off.  In addition, the Tax Sharing Agreement imposes certain restrictions on Civeo and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the Spin-Off and certain related transactions.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The carrying values of the major categories of assets and liabilities of Civeo, immediately preceding the Spin-Off on May 30, 2014, which were removed from the Company’s balance sheet were as follows (in thousands):

ASSETS
Current assets:
Cash and cash equivalents	$298,536
Accounts receivable, net	172,937
Inventories, net	23,669
Prepaid expenses and other current assets	24,888
Total current assets of discontinued operations	520,030

Property, plant, and equipment, net	1,391,458
Goodwill, net	268,464
Other intangible assets, net	75,105
Other noncurrent assets	30,846
Total assets of discontinued operations	$2,285,903

LIABILITIES
Current liabilities:
Accounts payable	52,441
Accrued liabilities	23,784
Income taxes	897
Deferred revenue	22,456
Other current liabilities	256
Total current liabilities of discontinued operations	99,834

Long-term debt	775,000
Deferred income taxes	85,328
Other noncurrent liabilities	27,453
Total liabilities of discontinued operations	$987,615

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2014 and December 31, 2013 is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Accounts receivable, net:
Trade	$325,351	$456,114
Unbilled revenue	182,936	163,766
Other	5,148	7,987
Total accounts receivable	513,435	627,867
Allowance for doubtful accounts	(6,927)	(7,534)
	$506,508	$620,333

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Inventories, net:
Finished goods and purchased products	$90,178	$91,909
Work in process	55,161	72,903
Raw materials	112,636	111,280
Total inventories	257,975	276,092
Allowance for excess, damaged, or obsolete inventory	(10,883)	(9,540)
	$247,092	$266,552

	Estimated	SEPTEMBER 30,	DECEMBER 31,
	Useful Life (in years)	2014	2013
Property, plant and equipment, net:
Land		$26,929	$76,545
Accommodations assets	--	--	1,535,407
Buildings and leasehold improvements	3-40	172,477	204,455
Machinery and equipment	2-29	434,544	434,578
Completion services equipment	4-10	368,161	314,445
Office furniture and equipment	1-10	28,935	57,026
Vehicles	2-10	125,011	140,156
Construction in progress		66,900	172,252
Total property, plant and equipment		1,222,957	2,934,864
Accumulated depreciation		(595,492)	(1,032,075)
		$627,465	$1,902,789

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Accrued liabilities:
Accrued compensation	$43,620	$71,535
Insurance liabilities	12,789	13,198
Accrued taxes, other than income taxes	8,812	7,619
Accrued interest	108	11,931
Accrued commissions	3,908	3,654
Accrued treasury stock repurchase	782	7,397
Other	9,674	16,712
	$79,693	$132,046

A significant portion of our accounts receivable ($177.8 million), inventories ($29.8 million), property, plant and equipment ($1.3 billion) and accrued liabilities ($25.2 million) at December 31, 2013 was related to our accommodations business and were transferred to Civeo at the date of the Spin-Off. See Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Spin-Off.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our accumulated other comprehensive loss decreased from $85.7 million at December 31, 2013 to $11.9 million at September 30, 2014, primarily as a result of the Spin-Off of Civeo. See Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. Prior to the Spin-Off, our accumulated other comprehensive loss was primarily related to fluctuations in the Canadian and Australian dollar exchange rates compared to the U.S. dollar and our Canadian and Australian operations were primarily related to our accommodations business. Subsequent to the Spin-Off, our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our offshore products segment (primarily in the United Kingdom, Brazil and Thailand.)

6.	EARNINGS PER SHARE

The numerator (income) and denominator (shares) used for the computation of basic and diluted earnings per share from continuing operations were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2014		2013
	Income	Shares	Income	Shares
Basic:
Net income attributable to Oil States International, Inc.	$56,920		$167,740
Less: Undistributed net income allocable to participating securities	(1,187)		--
Undistributed net income applicable to common stockholders	55,733		167,740
Less: Loss (income) from discontinued operations, net of tax	1,467		(132,250)
Add: Undistributed net loss from discontinued operations allocable to participating securities	(31)		--
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$57,169	52,979	$35,490	55,092
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$57,169	52,979	$35,490	55,092
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	7	--	--	--
Options on common stock	--	298	--	323
Restricted stock awards and other	--	17	--	257
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	57,176	53,294	35,490	55,672
(Loss) income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	(1,436)		132,250
Undistributed net income reallocated to participating securities	--		--
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$55,740	53,294	$167,740	55,672

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014		2013
	Income	Shares	Income	Shares
Basic:
Net income attributable to Oil States International, Inc.	$120,544		$346,454
Less: Undistributed net income allocable to participating securities	(1,846)		--
Undistributed net income applicable to common stockholders	118,698		346,454
Less: Income from discontinued operations, net of tax	(51,571)		(253,500)
Add: Undistributed net income from discontinued operations allocable to participating securities	790		-
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$67,917	53,119	$92,954	54,987
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$67,917	53,119	$92,954	54,987
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	6	--	--	--
Options on common stock	--	286	--	351
Restricted stock awards and other	--	17	--	204
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	67,923	53,422	92,954	55,542
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	50,781		253,500
Undistributed net income reallocated to participating securities	4		--
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$118,708	53,422	$346,454	55,542

Our calculation of diluted earnings per share for the three and nine months ended September 30, 2014 excluded 196,039 shares and 186,354 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and nine months ended September 30, 2013 excluded 247,432 shares and 344,251 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

7.	BUSINESS ACQUISITIONS AND GOODWILL

On December 2, 2013, we acquired all of the operating assets of Quality Connector Systems, LLC (QCS). Headquartered in Houston, Texas, QCS designs, manufactures and markets a portfolio of proprietary deep and shallow water pipeline connectors for subsea pipeline construction, repair and expansion projects. Total cash consideration paid was $42.3 million. The operations of QCS have been included in our offshore products segment since the acquisition date.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the nine month period ended September 30, 2014 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Total
Balance as of December 31, 2012
Goodwill	$201,281	$22,767	$224,048	$295,132	$118,933	$638,113
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	106,753	--	106,753	295,132	118,933	520,818
Goodwill acquired and purchase price adjustments	1,576	--	1,576	--	26,179	27,755
Foreign currency translation and other changes	(946)	--	(946)	(34,076)	99	(34,923)
	107,383	--	107,383	261,056	145,211	513,650

Balance as of December 31, 2013
Goodwill	201,911	22,767	224,678	261,056	145,211	630,945
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	107,383	--	107,383	261,056	145,211	513,650
Spin-Off of Civeo	--	--	--	(268,463)	--	(268,463)
Goodwill acquired and purchase price adjustments	194	--	194	--	907	1,101
Foreign currency translation and other changes	(699)	--	(699)	7,407	(116)	6,592
	106,878	--	106,878	--	146,002	252,880

Balance as of September 30, 2014
Goodwill	201,406	22,767	224,173	--	146,002	370,175
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	$106,878	$--	$106,878	$--	$146,002	$252,880

8.	DISCONTINUED OPERATIONS

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

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu for the sale of Sooner, which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600 million. We recognized a net gain on disposal of $128.6 million ($84.2 million after-tax) in the three months ended September 30, 2013.

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

Civeo and Sooner, which had previously been presented as separate reporting segments, both meet the criteria for being reported as discontinued operations and have been reclassified from continuing operations. Discontinued operations for the three and nine months ended September 30, 2014 reflect the operating results of Civeo through the Distribution Date and adjustments related to the revaluation of outstanding equity awards and options previously awarded to the Sooner employees. Discontinued operations for the three and nine months ended September 30, 2013 reflect the operating results of Civeo and Sooner.

In connection with the Spin-Off, the holders of our 5 1/8% Notes and 6 1/2% Notes had the right to require the Company to repurchase all of their notes. As such, we allocated a portion of the interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations based on a ratio of the net assets of the accommodations business to the total net assets of the Company, excluding consolidated debt. For the nine months ended September 30, 2014, we allocated $13.7 million, respectively, of interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations. For the three and nine months ended September 30, 2013, we allocated $7.7 million and $23.3 million, respectively, of interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations. In June 2014, we commenced and completed tender offers for all of our outstanding 5 1/8% Notes and 6 1/2% Notes and redeemed all remaining Notes that were not tendered in connection with the Spin-Off. See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the tender offers.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table provides the components of net income from discontinued operations, net of tax for each operating segment (in thousands). The $128.6 million ($84.2 million after-tax) net gain related to the disposal of Sooner was excluded.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues
Accommodations	$--	$246,280	$404,132	$787,161
Tubular services	$--	$273,637	$--	$1,073,096

Income (loss) from Accommodations discontinued operations:
Income from discontinued operations before income taxes	$512	$49,549	$62,436	$178,792
Income tax expense	(1,965)	(7,612)	(11,063)	(34,737)
Net (loss) income from discontinued operations, net of tax	$(1,453)	$41,937	$51,373	$144,055

Income (loss) from Tubular services discontinued operations:
(Loss) Income from discontinued operations before income taxes	$(21)	$10,463	$315	$40,964
Income tax (expense) benefit	7	(4,359)	(118)	(15,728)
Net (loss) income from discontinued operations, net of tax	$(14)	$6,104	$197	$25,236

9.	DEBT

As of September 30, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility, which matures May 28, 2019, with available commitments up to $600 million and with a weighted average interest rate of 1.8% for the nine month period ended September 30, 2014	$171,734	$--

6 1/2% Senior Unsecured Notes, which were repaid in full during the three month period ended June 30, 2014; original due date of June 2019	--	600,000

5 1/8% Senior Unsecured Notes, which were repaid in full during the three month period ended June 30, 2014; original due date of January 2023	--	366,000

Capital lease obligations and other debt	6,811	7,221
Total debt	178,545	973,221
Less: Current portion	505	529
Total long-term debt and capitalized leases	$178,040	$972,692

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Credit Facility

In connection with the Spin-Off, the Company replaced its existing credit facility on May 28, 2014 with a $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under the new facility to $750 million with additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). From May 28, 2014 through September 30, 2014, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the period May 28, 2014 through September 30, 2014. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of September 30, 2014, we were in compliance with our debt covenants. The credit facility also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions. As of September 30, 2014, we had $171.7 million outstanding under the Credit Agreement and an additional $36.4 million of outstanding letters of credit, leaving $391.9 million available to be drawn under the credit facility. As of September 30, 2014, the Company had approximately $69.8 million of cash and cash equivalents.

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

Loss on Extinguishment of Debt

During the first nine months of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes in the second quarter, which resulted in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. The premium paid to repurchase the 6 1/2% and 5 1/8% Notes was due to their fair market value exceeding their book value at the date tendered or redeemed. In addition, as a result of the refinancing of our existing credit facility in the second quarter 2014, we recognized a loss on extinguishment of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the facility) from the write-off of unamortized deferred financing costs.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Given the repurchase of all of the outstanding 5 1/8% Notes and 6 1/2% Notes as of June 30, 2014, the Company is no longer required to present expanded information with respect to the guarantor and non-guarantor subsidiaries.

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

The fair values of the Company’s 6 1/2% Notes and 5 1/8% Notes were estimated based on quoted prices and analysis of similar instruments (Level 2 fair value measurements). The December 31, 2013 carrying values and fair values of these Notes were as follows (in thousands):

	Carrying	Fair
	Value	Value
5 1/8% Notes
Principal amount originally due 2023	$366,000	$411,066

6 1/2% Notes
Principal amount originally due 2019	$600,000	$639,378

11.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2014	54,767,284
Repurchase of shares – transferred to treasury	(1,704,127)
Shares issued upon conversion of restricted stock awards as a result of the Spin-Off	565,141
Shares issued upon granting of restricted stock awards, net of forfeitures	205,046
Shares issued upon exercise of stock options	225,753
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(51,225)
Shares issued upon vesting of deferred stock units	9,413
Shares of common stock outstanding – September 30, 2014	54,017,285

Subsequent to the end of the third quarter and through October 29, 2014, we repurchased an additional $50.0 million of our stock (843,478 shares).

12.	STOCK BASED COMPENSATION

Pursuant to the Employee Matters Agreement (see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) we made certain adjustments to the exercise price and number of our stock based compensation awards with the intention of preserving the intrinsic value of the awards immediately prior to the Spin-Off. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current or former employee of the Company, a director of the Company or a director of Civeo as of immediately prior to the Spin-Off was adjusted such that the holder received an additional number of restricted stock awards or stock options of the Company common stock based on a calculated ratio. For outstanding stock options, the per share exercise price was adjusted by a factor equal to the per share exercise price of the option prior to the Spin-Off divided by the calculated ratio. The calculated ratio was obtained by dividing the pre-Spin-Off price of the Company’s common stock by the post-Spin-Off price of the Company’s common stock. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current employee of Civeo as of immediately prior to the Spin-Off was cancelled and the holder received a number of restricted stock awards or stock options of Civeo common stock. Adjustments to our stock based compensation awards did not result in additional compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off. As a result of the Spin-Off, the conversions of outstanding equity awards resulted in the issuance of an additional 449,265 restricted stock awards and 395,454 additional stock options. Shares available for future awards under the equity plan were increased by 1,876,109 shares to adjust for the lower post-Spin-Off stock price of the Company.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table presenting a summary of stock option award and restricted stock award activity for the nine months ended September 30, 2014 reflects the adjustments discussed above.

	Stock Options	Restricted Stock
	Number of Shares	Awards
Outstanding at January 1, 2014	896,905	696,991
Granted	118,950	293,952
Options Exercised/Stock Vested	(225,753)	(237,812)
Cancelled	(14,875)	(25,993)
Issued in Conversion, as a result of the Spin-Off	395,454	449,265
Outstanding at September 30, 2014	1,170,681	1,176,403

Stock based compensation pre-tax expense from continuing operations recognized in the three month periods ended September 30, 2014 and 2013 totaled $6.8 million and $6.1 million, or $0.08 and $0.07 per diluted share after tax, respectively. Stock based compensation pre-tax expense from continuing operations recognized in the nine month periods ended September 30, 2014 and 2013 totaled $19.3 million and $16.8 million, or $0.23 and $0.20 per diluted share after tax, respectively.

In July 2014, the Company granted performance based stock awards totaling 48,900 shares valued at a total of $3.1 million. These performance based awards may vest in December 2016 in an amount that will depend on the Company’s achievement of specified performance objectives. These performance based awards have a performance criteria that will be measured based upon the Company’s achievement levels of average after-tax annual return on invested capital for the two and a half year period commencing July 1, 2014 and ending December 31, 2016.

At September 30, 2014, $46.0 million of compensation cost related to unvested stock options and restricted stock awards attributable to vesting conditions had not yet been recognized.

13.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and nine months ended September 30, 2014 was a total tax expense of $32.0 million, or 35.4% of pretax income, and total income tax expense of $36.5 million, or 34.6% of pretax income, respectively, compared to income tax expense of $19.1 million, or 35.0% of pretax income, and $51.7 million, or 35.7% of pretax income, respectively, for the three and nine months ended September 30, 2013. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was largely the result of lower domestic earnings in 2014 as a result of the loss incurred on extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for continuing operations for each of the three and nine months ended September 30, 2014 and 2013 is summarized in the following table (in thousands):

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2014
Well site services –
Completion services	$171,990	$18,560	$43,242	$-	$36,370	$622,318
Drilling services	52,416	6,721	8,511	-	6,054	144,211
Total well site services	224,406	25,281	51,753	-	42,424	766,529
Offshore products	246,626	5,539	54,899	74	16,783	1,016,077
Corporate and eliminations	-	256	(15,040)	-	131	20,863
Total	$471,032	$31,076	$91,612	$74	$59,338	$1,803,469

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2013
Well site services –
Completion services	$151,857	$17,174	$35,302		$-	$25,689	$593,773
Drilling services	44,046	6,414	4,856		-	6,410	140,096
Total well site services	195,903	23,588	40,158		-	32,099	733,869
Offshore products	242,273	4,396	40,951		73	8,335	889,619
Corporate and eliminations	-	222	(15,353)	(1)	-	388	557,569
Total	$438,176	$28,206	$65,756		$73	$40,822	$2,181,057

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2014
Well site services –
Completion services	$474,106	$54,904	$106,760		$-	$80,523	$622,318
Drilling services	152,243	20,358	23,044		-	21,141	144,211
Total well site services	626,349	75,262	129,804		-	101,664	766,529
Offshore products	709,527	16,939	142,508		292	39,190	1,016,077
Corporate and eliminations	-	769	(53,888)	(1)	-	1,695	20,863
Total	$1,335,876	$92,970	$218,424		$292	$142,549	$1,803,469

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2013
Well site services –
Completion services	$431,394	$48,293	$91,452		$-	$72,663	$593,773
Drilling services	128,462	18,330	16,069		-	20,262	140,096
Total well site services	559,856	66,623	107,521		-	92,925	733,869
Offshore products	647,968	12,728	110,416		(758)	25,957	889,619
Corporate and eliminations	-	684	(42,548)	(1)	-	1,036	557,569
Total	$1,207,824	$80,035	$175,389		$(758)	$119,918	$2,181,057

(1)

The corporate operating losses for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 include $11.0 million, $2.6 million and $4.1 million, respectively, of transactions costs primarily related to the Spin-Off.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

15.	COMMITMENTS AND CONTINGENCIES

The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including warranty and product liability claims and occasional claims by individuals alleging exposure to hazardous materials as a result of its products or operations. Some of these claims relate to matters occurring prior to its acquisition of businesses, and some relate to businesses it has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses, and in other cases, it has indemnified the buyers of businesses. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Due to the spin-off of our accommodations business on May 30, 2014, and the sale of our tubular services business on September 6, 2013, both of which are reported as discontinued operations, income from continuing operations is more representative of the Company’s current business environment and focus. The terms “earnings” and “loss” as used in this Management’s Discussion and Analysis refer to income (loss) from continuing operations.

Spin-Off of Accommodations Business

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company’s shareholders. Results of operations for Civeo have been classified as discontinued operations in all periods presented in this Form 10-Q. For additional information, see Note 2 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

In the past few years, crude oil prices have been volatile due to global economic uncertainties as well as inadequate regional well site transportation restraints. Although pricing for crude oil in the first seven months of 2014 was fairly stable, crude oil prices began to decrease at the end of July 2014 and continued to drop throughout the remainder of the third quarter. The decrease in crude oil prices can primarily be attributed to geopolitical risks in the Ukraine, Russia, the Middle East and North Africa, strengthening of the U.S. dollar, the Organization of Petroleum Exporting Companies’ (OPEC’s) hesitancy to cut production in the near-term, increased U.S. oil production primarily from the shale play basins, increased supply from Libya and Nigeria and modestly lower global oil demand. The average price of West Texas Intermediate (WTI) crude oil decreased from $97 per barrel in the fourth quarter of 2013 to $91 per barrel at September 30, 2014. The average price of Intercontinental Exchange Brent (Brent) crude decreased from $109 per barrel in the fourth quarter of 2013 to $95 per barrel at September 30, 2014. As of October 29, 2014, WTI crude declined further and traded at approximately $82 per barrel, an almost two and a half year low, while Brent crude traded at approximately $87 per barrel, a four-year low. The price for WTI will influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Permian and Eagle Ford basins. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. The price for Brent crude will influence our customers’ spending related to offshore drilling and development and, thus, will influence the activity of our offshore products segment.

Given the historical volatility of crude prices, there remains a risk that prices could deteriorate further going forward due to increased domestic crude oil production, slowing growth rates in various global regions and/or the potential for significant supply/demand imbalances. Conversely, if the global supply of oil and global inventory levels were to decrease due to government instability in a major oil-producing nation and energy demand continues to increase in the U.S. and countries such as China and India, we could see increases in WTI and Brent crude prices.

Prices for natural gas in the U.S. averaged $4.57 per mmBtu in the first nine months of 2014 compared to $3.69 per mmBtu in the first nine months of 2013. Natural gas prices improved during the first nine months of 2014 largely due to above average storage withdrawals in response to extremely cold winter weather in many parts of the U.S., lower net imports from Canada and higher residential, commercial and industrial demand. During the first nine months of 2014, natural gas spot prices ranged from a low of $3.77 per mmBtu in early August 2014 to a temporary high of $8.15 per mmBtu in early February 2014 due to the extremely cold winter. Natural gas prices traded at approximately $3.73 per mmBtu as of October 29, 2014. The improvement in demand for natural gas resulted in significant declines in natural gas inventories in the U.S. during the first nine months of 2014, from 1% above the 5-year average as of the end of the first nine months of 2013 to 11% below the 5-year average as of the end of the first nine months of 2014. However, in spite of reduced inventories and increases in natural gas prices, customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques which remained high during the first nine months of the year. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

 Recent WTI crude, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mcf)
9/30/2014	$97.87	$101.90	$3.96
6/30/2014	103.35	109.69	4.61
3/31/2014	98.68	108.14	5.18
12/31/2013	97.50	109.23	3.85
9/30/2013	105.83	110.23	3.55
6/30/2013	94.05	102.56	4.02
3/31/2013	94.33	112.47	3.49
12/31/2012	88.01	110.15	3.40
9/30/2012	92.17	109.63	2.88

(1) Source: U.S. Energy Information Administration (EIA).  As of October 29, 2014, WTI crude, Brent crude and natural gas traded at approximately $82 per barrel, $87 per barrel and $3.73 mmBtu.

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

Our offshore products segment provides highly engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon capital spending for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices.

Bidding and quoting activity for our offshore products segment continued to be very active during the first nine months of 2014, particularly for our floating production facility and subsea product lines. However, backlog in our offshore products segment decreased to $543 million at September 30, 2014 from $580 million at December 31, 2013 and $569 million at September 30, 2013. We booked no individual project awards in excess of $15 million during the third quarter of 2014 due to award timing and contract negotiations. Our current expectations are that our fourth quarter offshore products bookings will improve over our third quarter bookings and that global deepwater spending will continue at robust levels due to new award opportunities expected to come from Brazil, West Africa, the U.S. Gulf of Mexico and Southeast Asia.

Our well site services business segment is affected by drilling and completion activity primarily in the U.S., including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. As recently as 2008, overall North American drilling and completion activity was primarily driven by spending for natural gas exploration and production, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques. However, considering higher crude oil prices and lower natural gas prices, drilling and completion activity in North America has shifted to a greater proportion of oil and liquids-rich drilling. According to rig count data published by Baker Hughes Incorporated, the oil rig count has strengthened in the U.S. as of October 24, 2014 and totals approximately 1,595 rigs, comprising approximately 83% of total U.S. drilling activity. The remaining 17% of drilling activity is largely natural gas related. The U.S. natural gas-related working rig count has declined from more than 430 rigs at the beginning of 2013 to 332 rigs as of October 24, 2014, a 19 year low.

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

Demand for our land drilling and completion services businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells expected to be drilled along with changes in total footage drilled over the next two to three years. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

		Average Drilling Rig Count for
	As Of	Three Months Ended		Nine Months Ended
	October 24,	September 30,		September 30,
	2014	2014	2013	2014	2013
U.S. Land – Oil	1,553	1,533	1,341	1,472	1,331
U.S. Land – Natural gas and other	319	309	367	315	377
U.S. Offshore	55	61	61	58	55
Total U.S.	1,927	1,903	1,769	1,845	1,763
Canada	426	385	349	371	347
Total North America	2,353	2,288	2,118	2,216	2,110

The average North American rig count for the nine months ended September 30, 2014 increased 106 rigs, or 5%, compared to the nine months ended September 30, 2013 largely due to an increase in oil-related drilling in the Permian basin of West Texas.

We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect that our 2014 capital expenditures for continuing operations will total approximately $200 million to $225 million, compared to 2013 capital expenditures for continuing operations of $165 million. Our planned 2014 capital expenditures for continuing operations include funding for completion services equipment deployed to service the active U.S. shale plays, to upgrade our drilling services equipment, to expand and upgrade our offshore products facilities in the U.K. and Brazil, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in the remainder of 2014 depends on industry conditions, project approvals and schedules and vendor delivery timing. These capital expenditures for continuing operations will be funded with available cash, internally generated funds and borrowings under our existing credit facility. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Strategic Actions

On May 30, 2014, we completed the Spin-Off of our accommodations business into a stand-alone, publicly traded corporation, Civeo Corporation. The objectives of the Spin-Off were to allow each representative management team to more effectively focus on the two distinct businesses, to allow each of the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service to the effect that the Spin-Off qualifies as a tax-free transaction. On May 30, 2014 (the Distribution Date), the stockholders of record as of the close of business on May 21, 2014 (the Record Date) received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. We refinanced all of our debt in connection with the Spin-Off. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock. Operating results for the Company’s accommodations business have been classified as discontinued operations for all periods presented.

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

Consolidated Results of Operations (in millions)

We manage and measure our business performance in two distinct operating segments: well site services and offshore products. Selected financial information by business segment for the three and nine months ended September 30, 2014 and 2013 is summarized below (in millions, except % amounts):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
			Variance				Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%

Revenues
Well site services -
Completion services	$172.0	$151.9	$20.1	13%	$474.1	$431.4	$42.7	10%
Drilling services	52.4	44.0	8.4	19%	152.2	128.4	23.8	19%
Total well site services	224.4	195.9	28.5	15%	626.3	559.8	66.5	12%
Offshore products	246.6	242.3	4.3	2%	709.6	648.0	61.6	10%
Total	$471.0	$438.2	$32.8	7%	$1,335.9	$1,207.8	$128.1	11%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$102.3	$91.6	$10.7	12%	$289.6	$267.9	$21.7	8%
Drilling services	36.4	31.9	4.5	14%	106.5	91.2	15.3	17%
Total well site services	138.7	123.5	15.2	12%	396.1	359.1	37.0	10%
Offshore products	167.8	178.2	(10.4)	(6)%	490.7	476.4	14.3	3%
Total	$306.5	$301.7	$4.8	2%	$886.8	$835.5	$51.3	6%
Gross margin
Well site services -
Completion services	$69.7	$60.3	$9.4	16%	$184.5	$163.5	$21.0	13%
Drilling services	16.0	12.1	3.9	32%	45.7	37.2	8.5	23%
Total well site services	85.7	72.4	13.3	18%	230.2	200.7	29.5	15%
Offshore products	78.8	64.1	14.7	23%	218.9	171.6	47.3	28%
Total	$164.5	$136.5	$28.0	21%	$449.1	$372.3	$76.8	21%
Gross margin as a percentage of revenues
Well site services -
Completion services	41%	40%			39%	38%
Drilling services	31%	28%			30%	29%
Total well site services	38%	37%			37%	36%
Offshore products	32%	26%			31%	26%
Total	35%	31%			34%	31%

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

We reported net income from continuing operations attributable to the Company for the quarter ended September 30, 2014 of $58.4 million, or $1.07 per diluted share. These results compare to net income from continuing operations attributable to the Company for the quarter ended September 30, 2013 of $35.5 million, or $0.64 per diluted share, including $2.6 million, or $0.03 per diluted share after tax, of transaction costs in the third quarter of 2013 included in “Other operating expense” primarily related to the Spin-Off. In addition, the Company incurred a $2.1 million, or $0.02 per diluted share after tax, loss on extinguishment of debt in the third quarter of 2013.

Revenues. Consolidated revenues increased $32.8 million, or 7%, in the third quarter of 2014 compared to the third quarter of 2013.

Our well site services segment revenues increased $28.5 million, or 15%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to increases in both completion services and drilling services revenues. Our completion services revenues increased $20.1 million, or 13%, in the third quarter of 2014 compared to the third quarter of 2013, primarily due to an increase in the number of service tickets completed and a 7% increase in our revenue per completion services job as a result of increased service intensity in the active shale basins. The number of service tickets completed in the third quarter of 2014 increased 6% compared to the third quarter of 2013. Our drilling services revenues increased $8.4 million, or 19%, in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of increased utilization of our rigs from an average of 78% during the third quarter of 2013 to an average of 90% in the third quarter of 2014.

Our offshore products segment revenues increased $4.3 million, or 2%, in the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily the result of increased deepwater production facility product sales, along with contributions from the acquisition of Quality Connector Systems, LLC (QCS), which was acquired in December 2013, and increased demand for our services worldwide.

Cost of Sales and Service. Our consolidated cost of sales increased $4.8 million, or 2%, in the third quarter of 2014 compared to the third quarter of 2013 as a result of increased cost of sales at our well site services segments of $15.2 million, or 12%, partially offset by decreased cost of sales at our offshore products segment of $10.4 million, or 6%. Our consolidated gross margin as a percentage of revenues increased from 31% in the third quarter of 2013 to 35% in the third quarter of 2014 primarily due to higher margins realized in our offshore products segment in the third quarter of 2014.

Our well site services segment cost of sales increased $15.2 million, or 12%, in the third quarter of 2014 compared to the third quarter of 2013 as a result of a $10.7 million, or 12%, increase in completion services cost of sales and a $4.5 million, or 14%, increase in drilling services cost of sales. These increases in cost of sales are consistent with the revenue increases in these businesses. Our well site services segment gross margin as a percentage of revenues increased from 37% in the third quarter of 2013 to 38% in the third quarter of 2014. Our completion services segment gross margin as a percentage of revenues increased from 40% in the third quarter of 2013 to 41% in the third quarter of 2014. Our drilling services gross margin as a percentage of revenues increased from 28% in the third quarter of 2013 to 31% in the third quarter of 2014 primarily due to increased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $10.4 million, or 6%, in the third quarter of 2014 compared to the third quarter of 2013 and gross margin as a percentage of revenues increased from 26% to 32% primarily due to product mix, operational efficiencies, and strong project execution by our major divisions.

Selling, General and Administrative Expenses. SG&A expense increased $5.2 million, or 14%, in the third quarter of 2014 compared to the third quarter of 2013 largely due to increased employee-related costs primarily associated with a 5% increase in total headcount, a portion of which was added in offshore products in connection with business acquisitions, coupled with increased bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million, or 10%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to capital expenditures made during the previous twelve months across all segments of our Company along with increased depreciation and amortization expense related to the QCS acquisition.

Other Operating (Income) Expense. Other operating (income) expense increased $5.9 million, or 147%, from other operating expense of $4.0 million in the third quarter of 2013 to other operating income of $1.9 million in the third quarter of 2014 primarily due to decreases in foreign currency exchange losses and transaction costs related to the Spin-Off.

Operating Income. Consolidated operating income increased $25.9 million, or 39%, in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of increases in operating income from our offshore products segment and completion services business of $13.9 million, or 34%, and $7.9 million, or 22%, respectively.

Interest Expense and Interest Income. Net interest expense decreased $8.4 million, or 85%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the Company’s repurchase of $34.0 million aggregate principal amount of our 5 1/8% Notes in the fourth quarter of 2013, the repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014 and the full repayment of our U.S. term loan in the third quarter of 2013, partially offset by amounts outstanding under our current credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.4% in the third quarter of 2013 to 3.4% in the third quarter of 2014 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014.

Income Tax Expense. The Company’s income tax provision for the three months ended September 30, 2014 totaled $32.0 million, or 35.4% of pretax income, compared to income tax expense of $19.1 million, or 35.0% of pretax income, for the three months ended September 30, 2013. The effective tax rates for the three months ended September 30, 2014 and 2013 are comparable with tax expense increasing proportionate to the increase in pretax income.

Discontinued Operations. The net loss from discontinued operations for the third quarter of 2014 was $1.5 million compared to net income of $48.1 million for the third quarter of 2013 (exclusive of a $128.6 million pre-tax gain, $84.2 million after tax, recorded on the disposal of our tubular services business in 2013.) There were no revenues reported within discontinued operations during the third quarter of 2014 compared to $519.9 million for the third quarter of 2013. The operating income/loss included within discontinued operations was a loss of $1.5 million and income of $66.4 million for the third quarter of 2014 and 2013, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of tubular services operations for the third quarter of 2014 compared to 2013 due to this segment’s disposal on September 6, 2013, and the absence of accommodations operations for the third quarter of 2014 compared to 2013 due to the Spin-Off on May 30, 2014.

Other Comprehensive Loss. Other comprehensive income (loss) decreased from other comprehensive income of $44.5 million in the third quarter of 2013 to other comprehensive losses of $13.1 million in the third quarter of 2014 primarily as a result of foreign currency translation gains and losses attributable to the accommodations operations which were spun-off.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

We reported net income from continuing operations attributable to the Company for the nine months ended September 30, 2014 of $69.0 million, or $1.27 per diluted share, including a loss on extinguishment of debt of $100.4 million, or $1.20 per diluted share after-tax, and $11.0 million, or $0.12 per diluted share after-tax, of transaction costs included in “Other operating expense” and SG&A expenses primarily related to the Spin-Off. These results compare to net income from continuing operations attributable to the Company for the nine months ended September 30, 2013 of $93.0 million, or $1.67 per diluted share, including $4.1 million, or $0.05 per diluted share after-tax, of transaction costs included in “Other operating expense” primarily related to the Spin-Off, a charge of $3.0 million, or $0.06 per diluted share, from an increase in contingent acquisition consideration in our completion services business, and a pre-tax loss on the extinguishment of debt of $2.1 million, or $0.02 per diluted share after tax.

Revenues. Consolidated revenues increased $128.1 million, or 11%, in the first nine months of 2014 compared to the first nine months of 2013.

Our well site services segment revenues increased $66.5 million, or 12%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to increases in both completion services and drilling services revenues. Our completion services revenues increased $42.7 million, or 10%, in the first nine months of 2014 compared to the first nine months of 2013, primarily due to an increase in the number of service tickets completed and a 4% increase in our revenue per completion services job as a result of increased service intensity in the active shale basins and the Gulf of Mexico. The number of service tickets completed in the first nine months of 2014 increased 5% compared to the first nine months of 2013. Our drilling services revenues increased $23.8 million, or 19%, in the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of increased utilization of our rigs from an average of 76% during the first nine months of 2013 to an average of 87% in the first nine months of 2014.

Our offshore products segment revenues increased $61.6 million, or 10%, in the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily the result of increased deepwater production facility and subsea product sales and elastomer product sales, along with contributions from the acquisition of QCS, which was acquired in December 2013, and an increase in demand for our services worldwide.

Cost of Sales and Service. Our consolidated cost of sales increased $51.3 million, or 6%, in the first nine months of 2014 compared to the first nine months of 2013 as a result of increased cost of sales at our wellsite services and offshore products segments of $37.0 million, or 10%, and $14.3 million, or 3%, respectively. Our consolidated gross margin as a percentage of revenues increased from 31% in the first nine months of 2013 to 34% in the first nine months of 2014 primarily due to higher margins realized in our offshore products segment in the first nine months of 2014.

Our well site services segment cost of sales increased $37.0 million, or 10%, in the first nine months of 2014 compared to the first nine months of 2013 as a result of a $21.7 million, or 8%, increase in completion services cost of sales and a $15.3 million, or 17%, increase in drilling services cost of sales. These increases in cost of sales are consistent with the revenue increases in these businesses. Our well site services segment gross margin as a percentage of revenues increased from 36% in the first nine months of 2013 to 37% in the first nine months of 2014. Our completion services segment gross margin as a percentage of revenues increased from 38% in the first nine months of 2013 to 39% in the first nine months of 2014. Our drilling services gross margin as a percentage of revenues increased from 29% in the first nine months of 2013 to 30% in the first nine months of 2014.

Our offshore products segment cost of sales increased $14.3 million, or 3%, in the first nine months of 2014 compared to the first nine months of 2013 and gross margin as a percentage of revenues increased from 26% to 31% primarily due to increased margins realized on our elastomer, deepwater production facility and subsea pipeline product sales, as well as improved cost absorption and utilization associated with increased revenue.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $17.6 million, or 16%, in the first nine months of 2014 compared to the first nine months of 2013 largely due to increased employee-related costs primarily associated with a 6% increase in total headcount, a portion of which was added in offshore products in connection with the QCS acquisition in December 2013, coupled with increased bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $12.9 million, or 16%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to capital expenditures made during the previous twelve months across all segments of our Company along with increased depreciation and amortization expense related to the QCS acquisition.

Other Operating Expense. Other operating expense increased $3.2 million, or 50%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to a $6.9 million increase in transaction costs, primarily related to the Spin-Off, partially offset by a non-recurring charge of $3.0 million in the first nine months of 2013 from an increase in contingent acquisition consideration in our completion services business.

Operating Income. Consolidated operating income increased $43.0 million, or 25%, in the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of increases in operating income from our offshore products segment and completion services business of $32.1 million, or 29%, and $15.3 million, or 17%, respectively. These increases in operating income were partially offset by an increase of $6.9 million in transaction costs primarily related to the Spin-Off.

Interest Expense and Interest Income. Net interest expense decreased $14.6 million, or 49%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the Company’s repurchase of $34.0 million aggregate principal amount of our 5 1/8% Notes in the fourth quarter of 2013, the repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014 and the full repayment of our U.S. term loan in the third quarter of 2013, partially offset by amounts outstanding under our current credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt was 6.3% in the first nine months of 2014 and 2013.

Loss on Extinguishment of Debt. During the first nine months of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. We paid a premium to repurchase the 6 1/2% Notes and 5 1/8% Notes due to their fair market value exceeding their book value at the date tendered. In addition, as a result of the refinancing of our bank debt in the second quarter of 2014, we recognized a loss of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the existing credit facility) from the write-off of unamortized deferred financing costs on our existing credit facility. During the first nine months of 2013, we recognized a loss on the extinguishment of debt totaling $2.1 million from the write-off of unamortized deferred financing costs on our U.S. term loans in connection with their repayment in the third quarter of 2013.

Income Tax Expense. The Company’s income tax provision for the nine months ended September 30, 2014 totaled $36.5 million, or 34.6% of pretax income, compared to income tax expense of $51.7 million, or 35.7% of pretax income, for the nine months ended September 30, 2013. The decrease in the effective tax rate from the prior year was largely the result of lower domestic earnings in 2014 as a result of the loss incurred on extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off.

Discontinued Operations. Net income from discontinued operations for the first nine months of 2014 was $51.6 million compared to $169.3 million for the first nine months of 2013 (exclusive of a $128.6 million pre-tax gain ($84.2 million after tax) recorded on the disposal of our tubular services business in 2013.) Revenues reported within discontinued operations were $404.2 million during the first nine months of 2014 compared to $1.9 billion for the first nine months of 2013. Operating income included within discontinued operations was $79.9 million and $244.4 million for the first nine months of 2014 and 2013, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of tubular services operations for the first nine months of 2014 compared to 2013 due to this segment’s disposal on September 6, 2013, and the absence of accommodations operations for the months of June through September 2014 compared to a full nine months in 2013 due to the Spin-Off on May 30, 2014.

Other Comprehensive Loss. Other comprehensive income (loss) increased from a loss of $125.8 million in the first nine months of 2013 to income of $10.3 million in the first nine months of 2014 primarily as a result of foreign currency translation adjustments attributable to the accommodations discontinued operations which were spun-off.

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund our stock repurchase program and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions. In 2014 and 2013, respectively, we also received significant funds as a result of a $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off and the receipt of $600 million from the sale of our tubular services segment.

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.

The Company’s discontinued operations impacted the cash flows of the Company as summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Discontinued operations impact on:
Cash provided by operating activities	$149,433	$380,989
Cash used in investing activities	(119,199)	(229,306)
Cash provided by (used in) financing activities	46,665	(193,353)
Cash balances transferred to Civeo as part of Spin-Off	(298,536)	--
Effect of exchange rate changes on cash	(2,492)	(12,663)
Net cash impact of discontinued operations	$(224,129)	$(54,333)

Cash balance of discontinued operations:
At start of period	$224,129	$211,494
At end of period	--	157,161
Decrease in cash of discontinued operations	$(224,129)	$(54,333)

The cash used in financing activities primarily represents the net transfers of cash between the discontinued operations and Oil States International, Inc. The absence of cash flows from discontinued operations is not expected to adversely affect the investing or financing needs of the Company.

Operating Activities

Cash totaling $302.5 million was provided by operations during the first nine months of 2014 compared to $582.7 million provided by operations during the first nine months of 2013. During the first nine months of 2014, $106.1 million was used to fund working capital, primarily due to income tax payments and increases in receivables in our offshore products segment. During the first nine months of 2013, $90.4 million was provided from net working capital reductions, primarily due to decreased investments in working capital for our discontinued tubular services business.

Investing Activities

Cash was used in investing activities during the first nine months of 2014 in the amount of $259.8 million compared to cash provided by investing activities during the first nine months of 2013 in the amount of $251.2 million. A total of $600 million of cash proceeds was received from the sale of our tubular services business in September 2013. Capital expenditures totaled $262.6 million and $355.6 million during the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of purchases and installation of assets for our well site services and discontinued accommodations segments along with expansion of facilities in our offshore products segment.

We currently expect that our 2014 capital expenditures for continuing operations will total approximately $200 million to $225 million, compared to 2013 capital expenditures for continuing operations of $165 million. Capital expenditures for continuing operations totaled $142.6 million during the nine months ended September 30, 2014. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules and vendor delivery timing. These capital expenditures for continuing operations will be funded with available cash, internally generated funds and borrowings under our existing credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At September 30, 2014, we had cash totaling $68.1 million held by foreign subsidiaries, primarily in the United Kingdom and Singapore. Our intent is to utilize these cash balances for future investment outside the United States.

Financing Activities

Net cash of $568.5 million was used in financing activities during the first nine months of 2014, primarily as a result of the repayment of our 6 1/2% and 5 1/8% Notes and repurchases of our common stock, partially offset by net cash received from the Spin-Off (the $750 million special cash dividend received from Civeo, net of cash balances held by our former accommodations subsidiaries that remained with Civeo) and borrowings under our new revolving credit facility. Net cash of $299.5 million was used in financing activities during the first nine months of 2013, primarily as a result of the repayment of all amounts outstanding under our former U.S. and Canadian term loans and repayments under our former Australian credit facility.

We believe that cash on hand, cash flow from operations and available borrowings under our existing credit facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. Although we expect to be subject to lower weighted average interest rates in the foreseeable future, additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Stock Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization is limited in duration and was set to expire on September 1, 2014. On August 20, 2014, the Board of Directors authorized an extension of the authorized Company stock repurchase program, which is now set to expire on September 1, 2015. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of September 30, 2014, a total of $286.6 million of our stock (3,089,515 shares) had been repurchased under this program. Subsequent to the end of the third quarter and through October 29, 2014, we repurchased an additional $50.0 million of our stock (843,478 shares) in open market transactions. The amount remaining under our current share repurchase authorization as of October 29, 2014 was approximately $163.4 million.

Credit Facilities. In connection with the Spin-Off, the Company replaced its existing credit facility on May 28, 2014 with a $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under the new facility to $750 million with additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). From May 28, 2014 through September 30, 2014, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the period May 28, 2014 through September 30, 2014.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.  As of September 30, 2014, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2014.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

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

During the first nine months of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. The premium paid to repurchase the 6 1/2% Notes and 5 1/8% Notes was due to their fair market value exceeding their book value at the date tendered. In addition, as a result of the refinancing of our bank debt in the second quarter 2014, we recognized a loss on extinguishment of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the existing credit facility) from the write-off of unamortized deferred financing costs on our existing credit facility. During the first nine months of 2013, we recognized a loss on the extinguishment of debt totaling $2.1 million from the write-off of unamortized deferred financing costs on our U.S. term loans in connection with their repayment in the third quarter of 2013.

Our total debt represented 11.8% of our combined total debt and stockholders’ equity at September 30, 2014 compared to 27.0% at December 31, 2013 and 27.1% at September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(iv) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility.

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates. We enter into derivative instruments only to the extent considered necessary to meet risk management objectives and do not use derivative contracts for speculative purposes.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2014, we had floating-rate obligations totaling approximately $171.7 million drawn under our credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2014 levels, our consolidated interest expense would increase by a total of approximately $1.7 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2014, our reported foreign exchange losses were $0.3 million and are included in “Other operating expense” in the Consolidated Statements of Income. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of September 30, 2014 and December 31, 2013, we had outstanding foreign currency forward purchase contracts with notional amounts of $7.9 million and $7.4 million, respectively, related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.1 million for the nine months ended September 30, 2013.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In August 2014, we completed the implementation of a new accounting system for the United Kingdom operations of our offshore products segment. We believe the new software will enhance our internal controls over financial reporting, and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change. We will continuously monitor controls through and around the system to provide reasonable assurance that controls are effective.

During the three months ended September 30, 2014 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Period		Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2014	–	July 31, 2014	222,425	(2)	$62.20	(3)	221,327	$218,740,828
August 1, 2014	–	August 31, 2014	230	(4)	$62.13	(5)	--	$218,740,828
September 1, 2014	–	September 30, 2014	86,570		$61.87	(6)	86,570	$213,385,069
	Total		309,225		$62.10		307,897	$213,385,069

(1)

On August 23, 2012, we announced a share repurchase program of up to $200,000,000 to replace the prior share repurchase authorization, which was set to expire on September 1, 2012. On September 6, 2013, we announced an increase in the program from $200,000,000 to $500,000,000. The current share repurchase program expires on September 1, 2015.

(2)

Includes 1,098 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)

The price paid per share was based on the closing price of our Company’s common stock on July 2, 2014 which represents the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

(4)

Shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)	The price paid per share was based on the closing price of our Company’s common stock on August 13, 2014 which represent the dates the restrictions lapsed on such shares.
(6)	The price paid per share was based on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—

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

OIL STATES INTERNATIONAL, INC.

Date:	October 31, 2014	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 31, 2014	By	/s/ ROBERT W. HAMPTON
Robert W. Hampton
Senior Vice President -- Accounting and
Corporate Secretary (Duly Authorized Officer and Chief Accounting Officer)

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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*	Filed herewith.
**	Furnished herewith.