Form 10-K
period 2014-12-31
OIL STATES INTERNATIONAL, INC
filed 2015-02-23
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $3,414,229,876.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 20, 2015 was 51,358,276 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I		Page
Cautionary Statement Regarding Forward-Looking Statements		4 – 5
Item 1.	Business	5 – 19
Item 1A.	Risk Factors	19 – 31
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32 – 33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33 – 36
Item 6.	Selected Financial Data	37 – 39
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39 – 54
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54 – 55
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55 – 56
Item 9B.	Other Information	56

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	56 – 57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence	57
Item 14.	Principal Accounting Fees and Services	57

PART IV
Item 15.	Exhibits, Financial Statement Schedules	57 – 61
SIGNATURES		62
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		63

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

Cautionary Statement Regarding Forward-Looking Statements

We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any "forward-looking statement" made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. You can typically identify "forward-looking statements" by the use of forward-looking words such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "potential," "plan," "forecast," “proposed,” “should,” “seek,” and other similar words. Such statements may include statements regarding our future financial position, budgets, capital expenditures, projected costs, plans and objectives of management for future operations and possible future strategic transactions. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.

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

●	the level of supply and of demand for oil and natural gas;

●	fluctuations in the current and future prices of oil and natural gas;

●	the level of drilling and completion activity;

●	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling;

●	the level of offshore oil and natural gas developmental activities;

●	general global economic conditions;

●	global weather conditions and natural disasters;

●	our ability to find and retain skilled personnel;

●	the availability and cost of capital; and

●	the other factors identified in “Part I, Item 1A. "Risk Factors."

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

Item 1. Business

Our Company

Oil States International, Inc. (the Company or Oil States), through its subsidiaries, is a leading provider of specialty products and services to oil and natural gas companies throughout the world. We operate in some of the world's most active oil and natural gas producing regions, including onshore and offshore U.S., Canada, West Africa, the North Sea, South America and Southeast and Central Asia. Our customers include many national oil companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service companies. We operate in two principal business segments – offshore products and well site services – and have established a leadership position in certain of our product or service offerings in each segment. In this Annual Report on Form 10-K, references to the "Company" or “Oil States” or to "we," "us," "our," and similar terms are to Oil States International, Inc. and our subsidiaries.

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

Our Business Strategy

We have in past years grown our business lines both organically through capital spending and through strategic acquisitions. Our investments are focused in growth areas and on areas where we expect we can expand market share and where we believe we can achieve an attractive return on our investment. We see investment opportunities in shale play regions in North America and in the expansion of our capabilities to manufacture and assemble deepwater capital equipment on a global basis. As part of our long-term growth strategy, we continue to review complementary acquisitions as well as make organic capital expenditures to enhance our cash flows and increase our shareholders’ returns. For additional discussion of our business strategy, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Spin-Off of Accommodations Business

On May 30, 2014, we completed the spin-off of our accommodations business (the Spin-Off) into a stand-alone, publicly traded corporation, Civeo Corporation (Civeo). The objectives of the Spin-Off were to allow each respective management team to more effectively focus on the two distinct businesses, to allow the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service to the effect that the Spin-Off qualifies as a tax-free transaction. On May 30, 2014 (the Distribution Date), the stockholders of record of Oil States common stock as of the close of business on May 21, 2014 (the Record Date) received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. We refinanced all of our debt in connection with the Spin-Off. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock. Operating results for Civeo have been classified as discontinued operations for all periods presented.

Tubular Services Business Disposition

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu Tubulars America, Inc. (Marubeni-Itochu) for the sale of Sooner, Inc. and its subsidiaries (Sooner), which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600.0 million. We recognized a net gain on disposal of $128.4 million ($84.0 million after-tax) during 2013. Operating results for the Company’s tubular services business have been classified as discontinued operations for all periods presented.

Capital Spending and Acquisitions

Capital spending over the last several years has included both growth and maintenance capital expenditures in each of our businesses. Capital spending for our continuing operations totaled $533 million over the three-year period 2012 to 2014.

In addition to capital spending, we have invested $145 million over the three-year period 2012 to 2014 for acquisitions of businesses in our continuing operations. Acquisitions of other oilfield service businesses have been an important aspect of our growth strategy and plan to increase shareholder value. Our acquisition strategy has allowed us to leverage our existing and acquired products and services into new geographic locations, and has expanded our technology and product offerings. We have made strategic acquisitions in each of our business segments in recent years.

On January 2, 2015, we acquired all of the equity of Montgomery Machine Company, Inc. (MMC). Headquartered in Houston, Texas, MMC combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry on a global basis. We believe that the acquisition of MMC will strengthen our position in our offshore products segment as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages. Subject to customary post-closing adjustments, total transaction consideration was $34.0 million.

On December 2, 2013, we acquired all of the operating assets of Quality Connector Systems, LLC (QCS) for total cash consideration of $42.3 million. Headquartered in Houston, Texas, QCS designs, manufactures and markets a portfolio of proprietary deep and shallow water pipeline connectors for subsea pipeline construction, repair and expansion projects. The operations of QCS have been included in our offshore products segment since the acquisition date.

On December 14, 2012, we acquired all of the equity of Tempress Technologies, Inc. (Tempress) for purchase price consideration of $52.8 million. Headquartered in Kent, Washington, Tempress designs, develops and markets a suite of highly specialized, hydraulically-activated tools utilized during downhole completion activities. The operations of Tempress have been included in our well site services segment since the acquisition date.

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

The Company funded all of these acquisitions with cash on hand and/or amounts available under our credit facilities. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our senior secured bank facilities.

Our Industry

We principally operate in the oilfield services industry and provide a broad range of products and services to our customers through each of our business segments. See Note 17 to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” for financial information by segment and a geographical breakout of revenues and long-lived assets for each of the three years ended December 31, 2014, 2013 and 2012. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to spend capital on the exploration for and development of oil and natural gas. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, the demand for our products and services is highly sensitive to current and expected commodity prices.

Our historical financial results reflect the cyclical nature of the oilfield services business. Since 2001, there have been periods of increasing and decreasing activity in each of our operating segments. For additional information about activities in each of our segments, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We benefited from high oil prices during the majority of the last three years resulting in very active bidding and quoting activity for our offshore products segment. As a result of this strong activity coupled with contributions from our acquisitions, backlog in our offshore products segment increased from $561 million at December 31, 2012 to $580 million as of December 31, 2013, but decreased to $490 million as of December 31, 2014 due to award timing and contract negotiations during the second half of 2014, coupled with project delays resulting from the decline in commodity prices during the fourth quarter of 2014.

Beginning in the fourth quarter of 2014, crude oil prices began a precipitous fall, with WTI decreasing from a June peak price per barrel of $107.95 to $50.34 per barrel as of February 20, 2015. These materially lower commodity prices will negatively impact the cash flows of our customers forcing them to cut capital expenditures and control costs, which may adversely affect our results of operations, cash flows and financial condition. Global deepwater spending will likely be negatively impacted as a result which could lead to further backlog declines in our offshore products segment during 2015.

Our well site services business segment is also affected by drilling and completion activity primarily in the U.S., including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. As recently as 2008, overall North American drilling and completion activity was primarily driven by spending for natural gas exploration and development, particularly in the shale play regions of the U.S. using horizontal drilling and completion techniques. However, considering higher oil prices and lower natural gas prices, drilling and completion activity in North America shifted to a greater proportion of oil and liquids-rich drilling over the last few years. According to the most current rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially in recent months due to much lower crude oil prices, totaling 1,019 rigs as of February 20, 2015. Despite this decline, the February 20, 2015 oil rig count still comprises approximately 78% of total U.S. drilling activity. The remaining 22% of drilling activity is largely natural gas related. The U.S. natural gas-related working rig count has declined from more than 810 rigs at the beginning of 2012 to 289 rigs as of February 20, 2015, a nearly 22 year low.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Macroeconomic Environment.”

Offshore Products

Overview

During the year ended December 31, 2014, we generated approximately 53% of our revenue and operating income, before corporate charges, from our offshore products segment. Through this segment, we design and manufacture a number of cost-effective, technologically advanced products for the offshore energy industry. In addition, we supply other lower margin products and services such as fabrication and inspection services. Our products and services are used primarily in deepwater producing regions and include flex-element technology, advanced connector systems, high-pressure riser systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, blow-out preventer stack integration, specialty welding, cladding and machining services, offshore installation services and repair services. We have facilities that support our offshore products segment in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Oklahoma City and Tulsa, Oklahoma; Scotland; Brazil; England; Singapore; Thailand; Vietnam; and India.

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

Products and Services

Celebrating over 70 years of operations in 2014, our offshore products segment provides a broad range of products and services for use in offshore drilling and development activities. To a lesser extent, this segment also provides onshore oil and natural gas, defense and general industrial products and services. Our offshore products segment is dependent in part on the industry's continuing innovation and creative applications of existing technologies. We own patents covering some of our technology, particularly in our connector and valve product lines.

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

Flexible Bearings and Advanced Connection Systems. We are a significant supplier of flexible bearings, or FlexJoint®, to the offshore oil and gas industry as well as weld-on connectors and fittings that join lengths of large diameter conductor or casing used in offshore drilling and production operations. A FlexJoint® is a flexible bearing that permits the controlled movement of riser or tension leg platform tethers under high tension and pressure. A FlexJoint® or our flex element at the top, bottom and, in some cases, middle of a deepwater riser reduces the stress and tension on the riser compensating for the pitch and rotational forces on the riser as the production facility or drilling rig moves with ocean forces. They are used on drilling, production and export risers and are used increasingly as offshore production moves to deeper water areas. Drilling riser systems provide the vertical conduit between the floating drilling vessel and the subsea wellhead. Through the drilling riser, equipment is guided into the well and drilling fluids are returned to the surface. Production riser systems provide the vertical conduit for the hydrocarbons from the subsea wellhead to the floating production facility. Oil and natural gas flows to the surface for processing through the production riser. Export risers provide the vertical conduit from the floating production facility to the subsea export pipelines. Our FlexJoint® bearings are a critical element in the construction and operation of production and export risers on floating production systems in deepwater.

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

Production, Workover, Completion and Drilling Riser Systems and their related repair services. Utilizing the expertise of our welding technology group, we have extended the boundaries of our Merlin™ connector technology with the design and manufacture of multiple riser systems. The unique Merlin™ connection has proven to be a robust solution for even the most demanding high-pressure (up to 10,000 psi) riser systems used in high-fatigue, deepwater applications. Our riser systems are designed to meet a range of static and fatigue stresses on a par with those of our Tension Leg Elements (TLE) connectors. The connector can be welded or machined directly onto upset riser pipe and provide sufficient material to perform "re-cuts" after extended service. Our marine riser offers superior tension capabilities together with one of the fastest run times in the industry. Auxiliary riser system components and running tools can be provided along with full service inspection and repair of these riser systems by our facilities worldwide.

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

Consumable Downhole Products. Shale gas exploration has expanded the need for more advanced completion tools. To reduce well completion cost, the time to drill out tools is very important. We have leveraged our knowledge of molded thermoset composites and elastomers to help meet this demand, and as a result, we have seen growth in casing and cementing products, valves, and combination plugs. One example, the molded frac ball market, has grown from a few thousand units in 2009 to over five hundred thousand units in 2014. Additional products include:

●	Swab Cups - used primarily in well servicing work;

●	Rod Guides/Centralizers - used in both drilling and production for pipe protection;

●	Gate Valve and Butterfly Valve Seats – we service many markets in the valve industry including well completion, refining, and distribution;

●	Casing and Cementing products – we are a leading custom manufacturer of cementing plugs, well bore wipers, valve assemblies, combination plugs, specialty seals and gaskets;

●	Service Tools – our products include frac balls, packer elements, zonal isolation tools, as well as many custom molded products used in the well servicing industry.

We have also had success in developing and producing composite drillable zonal isolation tools (i.e., bridge / frac plugs) utilizing design and production techniques to reduce cost while still delivering high quality products. Time to drill out has been reduced significantly in comparison to other filament wound products in the market.

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

Backlog. Backlog in our offshore products segment was $490 million at December 31, 2014, compared to $580 million at December 31, 2013 and $561 million at December 31, 2012. We expect approximately 90% of our backlog at December 31, 2014 to be recognized as revenue during 2015. Our offshore products backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have not been significant in the past, we incurred cancelations totaling $8.4 million during the fourth quarter of 2014, which we believe is attributable to lower commodity prices and the resultant decrease in capital spending by our clients, and additional cancelations may occur in the future further reducing our backlog. Our backlog is an important indicator of future offshore products shipments and revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

Regions of Operations

Our offshore products segment provides products and services to customers in the major offshore oil and natural gas producing regions of the world, including the Gulf of Mexico, West Africa, Azerbaijan, the North Sea, Brazil, Southeast Asia, India and Australia.

Customers and Competitors

We market our products and services to a broad customer base, including direct end users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. Our largest customers in this segment in 2014 were Halliburton Company, Saipem and Technip. Our main competitors include Cameron International Corporation, National Oilwell Varco, Inc., GE Oil & Gas, Liebherr Cranes, Inc., FMC Technologies, Inc. and Dril-Quip, Inc.

Well Site Services

Overview

During the year ended December 31, 2014, we generated approximately 47% of our revenue and operating income, before corporate charges, from our well site services segment. Our well site services segment includes a broad range of products and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services as well as land drilling services. We use our fleet of completion tools and drilling rigs to serve our customers at well sites and project development locations. Our products and services are used both in onshore and offshore applications throughout the drilling, completion and production phases of a well's life cycle.

Well Site Services Market

Demand for our completion services and drilling services is predominantly tied to the level of oil and natural gas exploration and production activity on land in the United States. The primary driver for this activity is the price of crude oil and natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

Services

Completion Services. Our completion services business, which is primarily marketed through the brand names Oil States Energy Services, Tempress, Stinger Wellhead Protection and Quality International, provides a wide range of services for use in the onshore and offshore oil and gas industry, including:

●	wellhead isolation services;

●	wireline and coiled tubing support services;

●	frac valve and flowback services;

●	well testing, including separators and line heaters;

●	ball launching services;

●	pipe recovery systems;

●	thru-tubing milling and fishing services;

●	hydraulic chokes and manifolds;

●	blow out preventers;

●	downhole extended-reach technology; and

●	gravel pack and sand control operations on well bores.

Employees in our completion services business typically rig up and operate our equipment on the well site for our customers. Our completion services equipment is primarily used during the completion and production stages of a well. As of December 31, 2014, we provided completion services at approximately 50 distribution points throughout the United States, Canada, Mexico and Argentina. We continue to consolidate operations in areas where our product lines previously had separate facilities and have closed facilities in areas where operations are marginal in order to streamline operations and enhance our facilities to improve operational efficiency. We typically provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. Billings to our customers typically separate charges for our equipment from charges for our field technicians. We own patents or have patents pending covering some of our technology, particularly in our wellhead isolation equipment and downhole extended-reach technology product lines. Our customers in the completion services business include major, independent and private oil and gas companies and other large oilfield service companies. Our largest customers in this segment in 2014 were Anadarko Petroleum Corporation, Continental Resources and Noble Energy. Competition in the completion services business is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain products and services.

Drilling Services. Our drilling services business, which is marketed under the brand name Capstar Drilling, our wholly-owned subsidiary, is located in the United States and provides land drilling services for shallow to medium depth wells generally of less than 10,000 to 12,000 feet and, under more limited conditions, up to 15,000 feet. We serve two primary markets with our drilling services business: the Permian Basin in West Texas and the Rocky Mountain region. Drilling services are typically used during the exploration and development stages of a field. As of December 31, 2014, we had a total of thirty-four semi automatic drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 150,000 to 500,000 pounds, fifteen of which were fabricated and/or assembled in our Odessa, Texas facility during the last ten years with components purchased from specialty vendors. Twenty-four of these drilling rigs are based in the Permian Basin and ten are based in the Rocky Mountain region. Utilization of our drilling rigs increased from an average of 75% in 2013 to an average of 87% in 2014. However, utilization declined during the fourth quarter of 2014 due to lower crude oil prices and, on December 31, 2014, only twenty-two of our rigs, or 65%, were working or under contract. We believe that we may experience additional reductions in the utilization of our drilling rigs if commodity prices do not improve or decline further.

We market our drilling services directly to a diverse customer base, consisting primarily of independent and private oil and gas companies. We contract on both a footage and a dayrate basis. Under a footage drilling contract, we assume responsibility for certain costs (such as bits and fuel) and assume more risk (such as time necessary to drill) than we would on a daywork contract. Depending on market conditions and availability of drilling rigs, we see changes in pricing, utilization and contract terms. Our largest drilling services customers in 2014 were Apache Corporation, Energen Resources Corporation and Juno Operating Company. The land drilling business is highly fragmented, and our competition consists of a small number of larger companies and many smaller companies. Our Permian Basin drilling activities target primarily oil reservoirs while our Rocky Mountain drilling activities target oil, liquids-rich and natural gas reservoirs.

*          *          *          *          *

Seasonality of Operations

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain region, the Gulf of Mexico and Canada. Severe winter weather conditions in the Rocky Mountain region can restrict access to work areas for our well site services segment operations. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. In addition, summer and fall drilling activity can be interrupted by hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. A portion of our completion services operations in Canada is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these regions restricts operations in the second quarter of our fiscal year and adversely affects our operations and our ability to provide services. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Employees

As of December 31, 2014, the Company employed 5,290 full-time employees on a consolidated basis, 51% of whom are in our well site services segment, 47% of whom are in our offshore products segment and 2% of whom are in our corporate headquarters. We were party to collective bargaining agreements covering approximately 37 employees located in Argentina and the United Kingdom as of December 31, 2014. We believe we have healthy labor relations with our employees.

Government Regulation

Our business is significantly affected by foreign and domestic laws and regulations at the federal, provincial, state and local levels relating to the oil and natural gas industry, worker safety and environmental protection. To the extent that these laws and regulations impose more stringent requirements or increased costs or delays upon our customers in the performance of their operations, the resulting demand for our products and services by those customers may be adversely affected, which impact could be significant and long-lasting. Moreover, changes in these laws and regulations, including more restrictive standards and increased levels of enforcement, could significantly affect our business. We cannot predict changes in the level of enforcement of existing laws and regulations or how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our future operations or earnings. We also are not able to predict the extent to which new laws and regulations will be adopted or whether such new laws and regulations may impose more stringent or costly restrictions on our operations.

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

With regard to our operations in the United States, we generate wastes, including non-hazardous and hazardous wastes, which are subject to the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. With authority delegated from the United States Environmental Protection Agency, or “EPA,” most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Drilling fluids, produced waters and other wastes associated with the exploration, development or exploration of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under RCRA. These wastes, instead, are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain of these oil and natural gas exploration and production wastes now classified as non-hazardous could be re-classified as hazardous in the future. Any such re-classification of these currently exempt wastes to hazardous could subject our oil and natural gas exploration and production customers to more rigorous and costly operating and disposal requirements, which could reduce demand for the products and services we provide and result in a material adverse effect on our results of operations and financial position. In the course of our operations, we generate some amounts of ordinary industrial wastes that may be regulated as hazardous wastes.

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

Our operations in the United States are also subject to the Federal Water Pollution Control Act, as amended, and analogous state laws that impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. Many of the domestic properties upon which we operate require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits, where required. In addition, the Oil Pollution Act of 1990, as amended, or OPA, imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party under OPA includes the owner or operator of an onshore facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Federal Water Pollution Control Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the OPA, require the development and implementation of spill prevention and response plans and impose potential liability for the remedial costs and associated damages arising out of any unauthorized discharges.

A certain portion of our completion services business supports other contractors actually performing hydraulic fracturing to enhance the production of natural gas from formations with low permeability, such as shales. Due to concerns raised concerning potential impacts of hydraulic fracturing and fracturing fluids disposal on drinking water and groundwater quality, legislative and regulatory efforts at the federal level and in some states have been considered, some of which were adopted in the United States to render permitting, public disclosure and construction and operational compliance requirements for our oil and natural gas exploration, development and production customers more stringent for hydraulic fracturing. While hydraulic fracturing typically is regulated in the United States by state oil and natural gas commissions, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management (“BLM”) is analyzing public comments to a proposed rulemaking containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and is expected to promulgate a final rule in the first half of 2015. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing in the United States under the federal Safe Drinking Water Act, or SDWA, and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, such as the State of New York announced in December 2014. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state or local legal restrictions relating to use of the hydraulic fracturing process in the United States are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment, as well as could experience delays or curtailment in the pursuit of production or development activities, any or all of which could reduce demand for our completion services business.

In addition, certain governmental reviews in the United States are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in the first half of 2015. These ongoing or any future studies, depending on the results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms, which events could delay or curtail production of oil and natural gas by exploration and production operations, some of which are performed by our customers, and thus reduce demand for our North American completion products and services.

In response to the Deepwater Horizon drilling rig explosive incident and resulting oil spill in the United States Gulf of Mexico in 2010, the Bureau of Ocean Energy Management, or BOEM, and the Bureau of Safety and Environmental Enforcement, or BSEE, each agencies of the U.S. Department of the Interior, or DOI, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These governmental agencies have implemented and enforced new rules, Notices to Lessees and Operators and temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. Compliance with these added and more stringent regulatory restrictions by offshore exploration, development and production operators, some of whom are our customers, in addition to any uncertainties or inconsistencies in current decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development and oil spill-response plans could adversely affect or delay new drilling and ongoing development efforts, which could have a material adverse impact on our and our customers’ businesses. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, developing and implementing new, more restrictive requirements. One example is the 2013 amendments to the federal Workplace Safety Rule regarding the utilization of a more comprehensive safety and environmental management system, or SEMS, which, amended, is sometimes referred to as SEMS II. A second, and more recent, example is the August 2014 Advanced Notice of Proposed Rulemaking that ultimately seeks to bolster the offshore financial assurance and bonding program. Among other adverse impacts, these additional measures could delay or disrupt our and our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and incurrence of associated added costs, limit operational activities in certain areas, or cause us or our customers to incur penalties, fines, or shut-in production. If similar material spill incidents were to occur in the future, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business.

In addition to the imposition of more stringent regulatory safety and performance requirements issued following the Deepwater Horizon incident that generally apply to exploration, development and production operators in the Gulf of Mexico, the BSEE has announced a clarification of its enforcement policies under the federal Outer Continental Shelf Lands Act (“OCSLA”), releasing an “Interim Policy Document” in August 2012, pursuant to which the agency broadened its sphere of enforcement to include contractors performing activities for operators who have a lease issued under OCSLA. Consequently, based on review of the facts surrounding an alleged violation upon the lease, BSEE may elect to hold contractors, including contractors such as us who are involved in well completion operations, potentially liable for alleged violations of law arising in the BSEE’s jurisdictional area. Implementation of this 2012 clarification in enforcement policy by the BSEE could subject us to added liabilities, including sanctions and penalties, and such uncertainties could result in increased future operating costs, including insurance costs, which we may not be able to pass through to our customers.

Some of our operations as well as those of our oil and natural gas customers in the U.S. also result in emissions of regulated air pollutants. The federal Clean Air Act, as amended, or CAA, and analogous state laws require permits for facilities in the United States that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties. In addition, amendment of the CAA or comparable state laws may cause our oil and natural gas exploration and production customers to incur capital expenditures for installation of air pollution control equipment and to encounter construction delays while applying for and receiving new or amended permits, which could have an adverse effect on demand for our products and services. For example, in December 2014, the EPA published proposed regulations to revise the National Ambient Air Quality Standard for ozone, recommending a standard between 65 to 70 parts per billion, or ppb, for both the 8-hour primary and secondary standards protective of public health and public welfare. EPA requested public comments on whether the standard should be set as low as 60 ppb or whether the existing 75 ppb standard should be retained. EPA anticipates issuing a final rule by October 1, 2015. If EPA lowers the ozone standard, states could be required to implement new more stringent regulations, which could apply to our and our exploration, development and production customers’ operations. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our and our customers’ businesses..

        Past scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, or GHG, and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere and other climatic changes. In 2010, Canada affirmed its desire to be associated with the Copenhagen Accord that was negotiated in December 2009 as part of the international meetings on climate change regulation in Copenhagen. The Copenhagen Accord, which is not legally binding, allows countries to commit to specific efforts to reduce GHG emissions, although how and when the commitments may be converted into binding emission reduction obligations is currently uncertain. Pursuant to the Copenhagen Accord process, Canada has indicated an economy-wide GHG emissions target that equates to a 17 per cent reduction from 2005 levels by 2020, and the Canadian federal government has also indicated an objective of reducing overall Canadian GHG emissions by 60% to 70% from 2006 levels by 2050. One measure the government of Canada has undertaken in pursuit of this objective is to regulate GHG emissions on a sector by sector basis. The oil and gas sector has yet to be subject to specific emission targets but when and if such specific emission targets are established, the costs of complying with such emission targets may adversely affect our and our clients' levels of activity in the energy sector and our respective financial results.

Additionally, GHG regulation can take place at the provincial and municipal level. For example, Alberta introduced the Climate Change and Emissions Management Act, which provides a framework for managing GHG emissions by reducing specified gas emissions, relative to gross domestic product, to an amount that is equal to or less than 50% of 1990 levels by December 31, 2020. The accompanying regulation, the Specified Gas Emitters Regulation, effective July 1, 2007, requires mandatory emissions reductions through the use of emissions intensity targets, and a company can meet the applicable emissions limits by making emissions intensity improvements at facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring “fund credits” by making payments of $15 per ton of carbon-dioxide equivalent emissions to the Alberta Climate Change and Management Fund. The Specified Gas Reporting Regulation imposes GHG emissions reporting requirements if certain established facilities have GHG emissions of 100,000 tons or more of carbon dioxide equivalent in a calendar year. In addition, Alberta facilities must currently report emissions of industrial air pollutants and comply with obligations in permits and under other environmental regulations. The Canadian federal government currently proposes to enter into equivalency agreements with provinces to establish a consistent regulatory regime for GHGs, but the success of any such plan is uncertain, possibly leaving overlapping levels of regulation. The direct and indirect costs of overlapping regulations may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

In the United States, the EPA determined in 2009 that emissions of GHGs present an endangerment to public health and the environment and, based on those findings, adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. These EPA rulemakings could adversely affect our and our exploration, development and production customers’ operations and restrict or delay or ability to obtain air permits for new or modified sources that are major sources of GHG emissions. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from specified large GHG emission sources in the United States, including, among others, offshore and onshore oil and natural gas production facilities.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas, which could reduce the demand for our products and services. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

The federal Endangered Species Act, as amended, or the ESA, restricts activities in the United States that may affect endangered or threatened species or their habitats. If endangered species are located in areas of the United States where our oil and natural gas exploration and production customers operate, such operations could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service, or FWS, is required to make a determination on listing of numerous species as endangered or threatened under the ESA before the end of the agency’s 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, New Mexico, Colorado and Oklahoma, as a threatened species under the ESA. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, or WAFWA, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken’s habitat. The designation of previously unprotected species as threatened or endangered in areas of the United States where our customers’ oil and natural gas exploration and production operations are conducted could cause them to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities, which could have an adverse impact on demand for our products and services.

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

Demand for most of our products and services is substantially dependent on the levels of expenditures by companies in the oil and natural gas industry. We believe our customers’ capital expenditures will decline in 2015 and beyond if the current depressed oil and natural gas price environment continues or worsens. This could have a material adverse effect on our financial condition and results of operations.

Demand for most of our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The significant decline in oil and natural gas prices during the fourth quarter of 2014 is expected to cause a reduction in many of our customers’ drilling, completion and other production activities and related spending on our products and services in 2015. If oil and natural gas prices remain at their current levels or further decline, this reduction in our customers’ activity levels and spending could continue and accelerate through 2015 and beyond. It is difficult to predict how long the current commodity price environment will continue, or to what extent this will affect our business. Additionally, significant new regulatory requirements, including climate change legislation, could have an impact on the supply of and demand for and the cost of producing oil and natural gas. Many factors affect the supply of and demand for oil and natural gas and, therefore, influence product prices, including:

●	the level of drilling activity;

●	the level of production;

●	the levels of oil and natural gas inventories;

●	depletion rates;

●	worldwide demand for oil and natural gas;

●	the expected cost of finding, developing and producing new reserves;

●	delays in major offshore and onshore oil and natural gas field development timetables;

●	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict development;

●	the availability of transportation infrastructure for oil and natural gas, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

●	global weather conditions and natural disasters;

●	worldwide economic activity including growth in developing countries;

●

national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

●	the level of oil and natural gas production by non-OPEC countries;

●	the impact of armed hostilities involving one or more oil producing nations;

●	rapid technological change and the timing and extent of development of energy sources, including LNG or alternative fuels;

●	environmental laws and regulations; and

●	domestic and foreign tax policies.

The current oversupply of oil and natural gas relative to demand has resulted in significantly lower oil and natural gas prices. As a result, many of our customers have announced or are expected to announce reductions or delays in their capital spending in 2015, which consequently would reduce the demand for our products and services and exert downward pressure on the prices of our products and services. If the current pricing environment for oil and natural gas continues for a prolonged period, it will likely result in further reductions of capital expenditures by our customers, causing further declines in the demand for, and prices of, our products and services. Any prolonged reduction in the overall level of exploration and production activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting:

●	our utilization, revenues, cash flows and profitability;

●	our ability to obtain additional capital to finance our business and the cost of that capital; and

●	our ability to attract and retain skilled personnel.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells, which could adversely affect our products and services.

Although we do not directly engage in hydraulic fracturing, a certain portion of our completion services business supports many of our oil and natural gas exploration and production customers in such activities. Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in formations with low permeabilities, such as shale formations, and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Due to concerns raised regarding potential impacts of hydraulic fracturing and fracturing fluids disposal on drinking water and groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated in the United States to render permitting, public disclosure and construction and operational compliance requirements for our customers more stringent for hydraulic fracturing. While hydraulic fracturing typically is regulated in the United States by state oil and natural gas commissions, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM is analyzing public comments to a proposed rulemaking containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and is expected to promulgate a final rule in the first half of 2015. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing in the United States under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.

In addition, certain governmental reviews in the United States are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and a draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources is expected to be available for public comment and peer review in the first half of 2015. These ongoing proposed or any future studies, depending on the results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms, which events could delay or curtail production of oil and natural gas by exploration and production operators, some of which are performed by our customers, and thus reduce demand for our North American completion products and services. In the event that new or more stringent federal, state or local legal restrictions relating to use of the hydraulic fracturing process in the United States are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment, as well as could experience delays or curtailment in the pursuit of production or development activities, any of which could reduce demand for the products and services of each of our business segments.

Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill-response plans, and other related restrictions arising after the Deepwater Horizon incident in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

In response to the Deepwater Horizon explosive incident and resulting oil spill in the United States Gulf of Mexico in 2010, the BOEM and the BSEE, each agencies of the DOI, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These governmental agencies have implemented and enforced new rules, Notices to Lessees and Operators and temporary drilling moratoria that imposed safety and operational performance measures on exploration and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. Compliance with these added and more stringent regulatory restrictions in addition to any uncertainties or inconsistencies in current decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development and oil spill-response plans could adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, developing and implementing new, more restrictive requirements. One example is the 2013 amendments to the federal Workplace Safety Rule regarding the utilization of a more comprehensive SEMS, which amended rule is sometimes referred to as SEMS II. A second, and more recent, example is the August 2014 Advanced Notice of Proposed Rulemaking that ultimately seeks to bolster the offshore financial assurance and bonding program.

Among other adverse impacts, these additional measures could delay or disrupt our and our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and incurrence of associated added costs, limit operational activities in certain areas, or cause us or out customers to incur penalties, fines, or shut-in production. If similar material spill incidents were to occur in the future, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and production. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any of these developments has the potential to adversely impact our business as well as our financial position, results of operation and liquidity.

In addition to the imposition of more stringent regulatory safety and performance requirements issued following the Deepwater Horizon incident that generally apply to exploration, development and production operators in the Gulf of Mexico, the BSEE has announced a clarification of its enforcement policies under the federal Outer Continental Shelf Lands Act (“OCSLA”), releasing an “Interim Policy Document” in August 2012, pursuant to which the agency broadened its sphere of enforcement to include contractors performing activities for operators who have a lease issued under OCSLA. Consequently, based on review of the facts surrounding an alleged violation upon the lease, BSEE may elect to hold contractors, including contractors such as us who are involved in well completion operations, potentially liable for alleged violations of law arising in the BSEE’s jurisdictional area. Implementation of this 2012 clarification in enforcement policy by the BSEE could subject us to added liabilities, including sanctions and penalties, and such uncertainties could result in increased future operating costs, including insurance costs, which we may not be able to pass through to our customers.

The cyclical nature of our business and a severe prolonged downturn could negatively affect the value of our goodwill.

As of December 31, 2014, goodwill represented approximately 14% of our total assets. We have recorded goodwill because we paid more for some of our businesses that we acquired than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We are required to periodically review the goodwill for each of our reporting units (completion services, drilling services and offshore products) for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders' equity if circumstances, some of which are beyond our control, indicate that the carrying amount will not be recoverable. It is possible that we could recognize goodwill impairment losses in the future if, among other factors:

●	global economic conditions deteriorate;

●

the outlook for future profits and cash flow for any of our reporting units deteriorate further as the result of many possible factors, including, but not limited to, increased or unanticipated competition, technology becoming obsolete, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;

●	costs of equity or debt capital increase; or

●	valuations for comparable public companies or comparable acquisition valuations deteriorate.

We do business in international jurisdictions which exposes us to unique risks.

A portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 19% (8% excluding the UK and Canada) of our consolidated revenue in the year ended December 31, 2014. Risks associated with our operations in foreign areas include, but are not limited to:

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

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions, including the United Kingdom Bribery Act 2010, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business. Any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of assets. Additionally, we may have competitors who are not subject to the same ethics-related laws and regulations which provides them with a competitive advantage over us by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that certain ethics-related laws and regulations prohibit us from using.

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

In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenues received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our consolidated financial position, results of operations and/or cash flows. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net revenues and earnings depending upon exchange rate movements. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2014, approximately 19% of our revenues originated from subsidiaries outside of the U.S. and were denominated in currencies including, among others, the pound sterling. As a result, a material decrease in the value of these currencies relative to the U.S. dollar may have a negative impact on our reported revenues, net income and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations.

We are subject to extensive and costly environmental laws and regulations that may require us to take actions that will adversely affect our results of operations.

Our operations are significantly affected by stringent foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages under these laws and regulations, with certain of these legal requirements imposing strict liability for such damages and costs, even though our conduct was lawful at the time it occurred or the conduct resulting in such damage and costs were caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent legal requirements. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

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

Climate change has received increasing attention from the general public, the scientific community and governments, both in the United States and in foreign countries. The debate is ongoing as to the extent to which our climate is changing, the potential causes of any change and its potential impacts. Some attribute global warming to increased levels of GHGs, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit GHG emissions. Among other regulatory efforts, significant focus is being made on companies that are active producers of depleting natural resources.

There are a number of legislative and regulatory proposals to address GHG emissions, which are in various phases of discussion or implementation. The outcome of foreign and domestic federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. Among other things, these actions could:

●	result in increased costs associated with our operations and our customers' operations;

●	adversely impact overall drilling activity in the areas in which we operate;

●	reduce the demand for carbon-based fuels; and

●	reduce the demand for our products and services.

Any adoption of these or similar proposals by foreign or domestic federal, regional or state governments mandating a substantial reduction in GHG emissions or imposing a carbon tax on emission of GHGs could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our products and services. See "Part I, Item 1. “Business - Government Regulation" for a more detailed description of our climate-change related risks.

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

The current U.S. administration and Congress have proposed several new articles of legislation or legislative and administrative changes, including changes to tax laws and regulations, which could have a material negative effect on our Company. Some of the proposed changes that could negatively impact us are:

●	cap and trade system for emissions;

●	increased environmental limits on exploration and production activities;

●	repeal of expensing of intangible drilling costs and exploration and development costs;

●	increase of the amortization period for geological and geophysical costs to seven years;

●	repeal of percentage depletion;

●	limits on hydraulic fracturing or disposal of hydraulic fracturing fluids;

●	repeal of the domestic manufacturing deduction for oil and natural gas production;

●	repeal of the passive loss exception for working interests in oil and natural gas properties;

●	repeal of the credits for enhanced oil recovery projects and production from marginal wells;

●	repeal of the deduction for tertiary injectants;

●	changes to the tax treatment of Master Limited Partnerships (MLPs);

●	changes to the foreign tax credit limitation calculation; and

●	changes to healthcare rules and regulations.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain region of the United States, the Gulf of Mexico and Canada. Severe winter weather conditions in the Rocky Mountain region of the United States can restrict access to work areas for our well site services segment customers. Our operations in and near the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in the winter months. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. A portion of our completion services operations in Canada are conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide products and services in the second and, to a lesser extent, third quarters of our fiscal year. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

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

Acquisitions have been, and our management believes will continue to be, a key element of our growth strategy. However, we may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.

We expect to gain certain business, financial and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize these intended benefits. An inability to realize expected financial performance and strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition. Additional risks we could face in connection with acquisitions include:

●	retaining key employees of acquired businesses;

●	retaining and attracting new customers of acquired businesses;

●	retaining supply and distribution relationships key to the supply chain;

●	increased administrative burden;

●	developing our sales and marketing capabilities;

●	managing our growth effectively;

●	potential goodwill impairment resulting from the overpayment for an acquisition;

●	integrating operations;

●	managing tax and foreign exchange exposure;

●	operating a new line of business;

●	increased logistical problems common to large, expansive operations;

●	inability to pursue and protect patents covering acquired technology; and

●	becoming subject to unanticipated liabilities of the acquired business.

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

The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous applications where an accident or product failure can cause personal injury or loss of life, damages to property, equipment, or the environment, regulatory investigations and penalties and the suspension of the end-user’s operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have sold, and some relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us could adversely affect our results of operations.

We depend on several significant customers in each of our business segments. For a more detailed explanation of our customers for each of our business segments, see “Item 1. Business.” The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables.

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

The market price of common stock of companies engaged in the oil and natural gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past, and we expect it to continue to remain highly volatile given the cyclical nature of our industry.

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

Reductions in our backlog due to cancellations by customers or for other reasons would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Some of the contracts in our backlog are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is cancelled. While backlog cancelations have not been significant in the past, we incurred cancelations totaling $8.4 million during the fourth quarter of 2014, which we believe is attributable to lower commodity prices and the resultant decrease in capital spending by our clients, and additional cancelations may occur in the future further reducing our backlog. If we experience significant project terminations, suspensions or scope adjustments to contracts included in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

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

The markets in which we operate are highly competitive and certain of them have relatively few barriers to entry. The principal competitive factors in our markets are product, equipment and service quality, availability, responsiveness, experience, technology, safety performance and price. In some of our business segments, we compete with the oil and natural gas industry’s largest oilfield service providers. These large national and multi-national companies have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Some contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not develop new competitive technologies and products, our business and revenues may be adversely affected.

The market for our offshore products is characterized by continual technological developments to provide better performance in increasingly greater water depths, higher pressure levels and harsher conditions. If we are unable to design, develop and produce commercially competitive products in a timely manner in response to changes in technology, our business and revenues will be adversely affected. In addition, competitors or customers may develop new technologies, which address similar or improved solutions to our existing technology. Additionally, the development and commercialization of new products and services requires substantial capital expenditures and we may not have access to needed capital at attractive rates or at all due to our financial condition, disruptions of the bank or capital markets or other reasons beyond our control to continue these activities. Should our technologies, particularly in offshore products or in our completion services business, become the less attractive solution, our operations and profitability would be negatively impacted.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our products and services may infringe or be alleged to infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under a license from third parties, if available, would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

During periods of strong demand, we may be unable to obtain critical project materials on a timely basis.

Our operations depend on our ability to procure, on a timely basis, certain project materials, such as forgings, to complete projects in an efficient manner. Our inability to procure critical materials, in particular during times of strong demand, or an increase in the cost of such materials, could have a material adverse effect on our business and operations.

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

The demand for and pricing of certain types of our assets and equipment, particularly our drilling rigs and completion services assets, is subject to the overall availability of such assets in the marketplace. If demand for our assets were to decrease, or to the extent that we and our competitors increase our capacity in excess of current demand, we may encounter decreased pricing for or utilization of our assets and services, which could adversely impact our operations and profits.

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

As of December 31, 2014, we are party to collective bargaining agreements covering 21 employees in Argentina and 16 employees in the United Kingdom. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations.

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

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, sales of assets or even sale of the entire company. Given our shareholder composition and other factors, it is possible such shareholders or future activist shareholders may attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by such activist shareholders or others in the future would be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.  Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board of Directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.

The Spin-Off of Civeo may subject us to future liabilities.

Pursuant to agreements we entered into with Civeo in connection with the Spin-Off, we and Civeo are each generally responsible for the obligations and liabilities related to our respective businesses. Pursuant to those agreements, we and Civeo each agreed to cross-indemnities principally designed to allocate financial responsibility for the obligations and liabilities of our business to us and those of Civeo’s business to it. However, third parties, including governmental agencies, could seek to hold us responsible for obligations and liabilities that Civeo agreed to retain or assume, and there can be no assurance that the indemnification from Civeo will be sufficient to protect us against the full amount of such obligations and liabilities, or that Civeo will be able to fully satisfy its indemnification obligations. Additionally, if a court were to determine that the Spin-Off or related transactions, including the payment of the dividend we received from Civeo, were consummated with the actual intent to hinder, delay or defraud current or future creditors or resulted in Civeo receiving less than reasonably equivalent value when it was insolvent, or that it was rendered insolvent, inadequately capitalized or unable to pay its debts as they become due, then it is possible that the court could disregard the allocation of obligations and liabilities agreed to between us and Civeo and impose substantial obligations and liabilities on us, void some or all of the Spin-Off transactions or require us to repay some or all of the dividend we received in connection with the Spin-Off. Any of the foregoing could adversely affect our financial condition and our results of operations.

If the Spin-Off, or certain internal transactions undertaken in anticipation of the Spin-Off, were determined to be taxable for U.S. federal income tax purposes, then we and our stockholders could be subject to significant tax liability.

In connection with the Spin-Off, we received a private letter ruling from the IRS regarding certain aspects of the Spin-Off. The private letter ruling, and an opinion we received from our tax advisor, each rely on certain facts, assumptions, representations and undertakings from us and Civeo regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are, or become, incorrect or not otherwise satisfied, we may not be able to rely on the private letter ruling or the opinion of our tax advisor and could be subject to significant tax liabilities. In addition, an opinion of counsel is not binding upon the IRS, so, notwithstanding the opinion of our tax advisor, the IRS could conclude upon audit that the Spin-Off is taxable in full or in part if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in our or Civeo’s stock ownership. If the Spin-Off is determined to be taxable for U.S. federal income tax purposes for any reason, we and/or our stockholders could incur significant income tax liabilities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table presents information about our principal properties and facilities. For a discussion about how each of our business segments utilizes its respective properties, please see “Part I, Item 1. Business.” Except as indicated below, we own all of these properties or facilities.

	Approximate
	Square
	Footage/
Location	Acreage	Description
United States:
Houston, Texas (lease)	30,931	Principal executive offices
Arlington, Texas (own and lease)	41 acres	Various contiguous offices, manufacturing and warehouse facilities located in thirteen buildings
Houston, Texas	25 acres	Offshore products office, manufacturing facility and yard
Houston, Texas	22 acres	Offshore products manufacturing facility and yard
Houston, Texas (lease)	112,312	Offshore products service facility and office
Houston, Texas (lease)	50,750	Offshore products service facility and office
Houma, Louisiana	40 acres	Offshore products manufacturing facility and yard
Tulsa, Oklahoma	74,600	Offshore products molding facility
Tulsa, Oklahoma (lease)	68,100	Offshore products molding facility
Oklahoma City, Oklahoma	123,000	Offshore products service facility and office
Lampasas, Texas	48,500	Offshore products molding facility
Lampasas, Texas (lease)	20,000	Offshore products warehouse
Houston, Texas (lease)	23,441	Completion services office
Alice, Texas	27 acres	Completion services office and warehouse
New Iberia, Louisiana	10 acres	Completion services shop
Houma, Louisiana	10 acres	Completion services office and warehouse
Rock Springs, Wyoming	10 acres	Completion services shop
Williston, North Dakota	10 acres	Completion services shop
Renton, Washington (lease)	12,750	Completion services office and shop
Kent, Washington (lease)	6,150	Completion services office and shop
Odessa, Texas	21 acres	Drilling services office, shop, warehouse and yard
Casper, Wyoming	7 acres	Drilling services office, shop and yard
International:
Rio de Janeiro, Brazil	31 acres	Offshore products manufacturing facility and yard
Macaé, Brazil	17 acres	Offshore products manufacturing facility and yard
Macaé, Brazil (lease)	6 acres	Offshore products manufacturing facility and yard
West Lothian, Scotland	27 acres	Offshore products manufacturing facility and yard
Aberdeen, Scotland (lease)	15 acres	Offshore products manufacturing facility and yard
Bathgate, Scotland	3 acres	Offshore products manufacturing facility and yard
Rayong Province, Thailand	11 acres	Offshore products manufacturing and service facility
Singapore (lease)	155,398	Offshore products manufacturing facility
Barrow-in-Furness, England (own and lease)	63,300	Offshore products service facility and yard
District Raigad, Maharashtra, India	3 acres	Offshore products manufacturing facility
Red Deer, Alberta, Canada	4 acres	Completion services office and shop
Grand Prairie, Alberta, Canada (lease)	4 acres	Completion services office and shop
Medicine Hat, Alberta, Canada (lease)	1 acre	Completion services office and shop
Villahermosa, Mexico (lease)	34,400	Completion services shop and yard
Reynosa, Mexico (lease)	33,000	Completion services shop and yard
Neuquén, Argentina (lease)	14,262	Completion services shop and yard
Cutral Có, Argentina (lease)	5,380	Completion services shop and yard

We have a total of 50 completion services locations throughout the United States and in Canada, Mexico and Argentina. Most of these office locations are leased and provide sales, technical support and personnel services to our customers. We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity  Securities

Common Stock Information

Our authorized common stock consists of 200,000,000 shares of common stock. There were 51,358,276 shares of common stock outstanding as of February 20, 2015. The approximate number of record holders of our common stock as of February 20, 2015 was 21. Our common stock is traded on the New York Stock Exchange under the ticker symbol OIS. The closing price of our common stock on February 20, 2015 was $41.30 per share.

The following table sets forth the range of high and low quarterly sales prices of our common stock:

	Sales Price
	High	Low
Pre-Spin-Off
2013
First Quarter	$82.70	$71.28
Second Quarter	103.50	71.36
Third Quarter	106.84	88.21
Fourth Quarter	113.64	97.83
2014
First Quarter	$104.91	$90.62
Second Quarter	108.05	94.06

Post-Spin-Off
2014
Second Quarter(1)	$65.77	$60.80
Third Quarter	65.05	59.66
Fourth Quarter	62.34	41.51

(1)

On May 30, 2014, we completed the spin-off of our accommodations business. The May 30, 2014, closing price of our common stock on the NYSE was $107.58. On June 2, 2014, the first trading day following such spin-off, the opening price of our common stock on the NYSE was $60.88.

 We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and our existing credit facility limits the payment of dividends. For additional discussion of such restrictions, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.

PERFORMANCE GRAPH

 The following performance graph and chart compare the cumulative 5-year total stockholder return on the Company's common stock relative to the cumulative total returns of the Standard & Poor's 500 Stock Index, the Philadelphia OSX Index, an index of oil and gas related companies that represent an industry composite of the Company's peer group, and a customized peer group of fourteen companies, respectively, whose individual companies are listed in footnotes (1) below for the period from December 31, 2009 to December 31, 2014. The graph and chart show the value at the dates indicated of $100 invested at December 31, 2009 and assume the reinvestment of all dividends.

The fourteen companies included in the Company's customized peer group are: Carbo Ceramics Inc., Core Laboratories, Dresser-Rand Group Inc., Dril-Quip Inc., Exterran Holdings Inc., Forum Energy Technologies Inc., Helix Energy Solutions Group Inc., Helmerich & Payne Inc., Key Energy Services Inc., McDermott International Inc., Oceaneering International Inc., RPC Inc., Superior Energy Services Inc. and Tidewater Inc.

Oil States International – NYSE

	Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
OIL STATES INTERNATIONAL, INC.	$100.00	$163.12	$194.38	$182.08	$258.90	$217.85
S & P 500	100.00	115.06	117.49	136.30	180.44	205.14
PHLX OIL SERVICE SECTOR (OSX)	100.00	124.14	105.83	107.34	139.75	119.32
PEER GROUP	100.00	142.01	145.29	143.55	198.53	149.16

*$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends. Fiscal year ending December 31st.

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

Prepared by Research Data Group, Inc. Used with permission. Copyright© 2015. All rights reserved. (www.researchdatagroup.com/S&P.htm).

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 – October 31, 2014	860,384	(2)	$ 59.29	(3)	843,478	$ 163,385,121
November 1, 2014 – November 30, 2014	50,176	(4)	$ 50.42	(5)	50,000	$ 160,865,416
December 1, 2014 - December 31, 2014	246,981	(6)	$ 44.61	(7)	245,537	$ 149,916,461
Total	1,157,541		$ 55.77		1,139,015	$ 149,916,461

(1)

On August 23, 2012, we announced a share repurchase program of up to $200,000,000 to replace the prior share repurchase authorization, which was set to expire on September 1, 2012. On September 6, 2013, we announced an increase in the program from $200,000,000 to $500,000,000. The current share repurchase program expires on September 1, 2015.

(2)

Includes 16,906 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)

The price paid per share was based on the closing price of our Company’s common stock on October 1, 2014, October 4, 2014, October 5, 2014 and October 31, 2014 which represents the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

(4)

Includes 176 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)

The price paid per share was based on the closing price of our Company’s common stock on November 3, 2014 which represents the date the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the date in which we repurchased shares under our common stock repurchase program.

(6)

Includes 1,444 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(7)

The price paid per share was based on the closing price of our Company’s common stock on December [6], 2014, December [1]4, 2014 and December [15], 2014 which represents the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

Item 6. Selected Financial Data

The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2014. The following data should be read in conjunction with “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Company's Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In May 2014, we completed the spin-off of our accommodations segment and, in September 2013, we sold our tubular services segment. Accordingly, all periods presented below have been reclassified to reflect the presentation of our accommodations and tubular services as discontinued operations.

Selected Financial Data

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010

Statement of Income Data:
Revenues	$1,819,609	$1,629,134	$1,517,720	$1,239,662	$905,130
Costs and Expenses:
Product costs, service and other costs	1,205,884	1,113,168	1,053,646	851,070	642,073
Selling, general and administrative expenses	169,432	150,967	125,290	114,006	108,310
Depreciation and amortization expense	124,776	109,231	88,745	75,684	77,207
Other operating expense, net	9,262	8,491	2,394	709	343
	1,509,354	1,381,857	1,270,075	1,041,469	827,933
Operating income	310,255	247,277	247,645	198,193	77,197
Interest expense, net of capitalized interest	(17,173)	(38,830)	(40,373)	(37,768)	(14,954)
Interest income	560	628	405	305	317
Loss on extinguishment of debt(1)	(100,380)	(6,168)	-	-	-
Equity in earnings (losses) of unconsolidated affiliates	378	(355)	(417)	(847)	-
Other income	2,704	1,575	5,832	695	621
Income from continuing operations before income taxes	196,344	204,127	213,092	160,578	63,181
Income tax provision	(69,117)	(75,068)	(71,947)	(56,753)	(18,340)
Net income from continuing operations	127,227	129,059	141,145	103,825	44,841
Net income from discontinued operations, net of tax (including a net gain on disposal of $84,043 in 2013)	51,776	292,217	307,482	218,671	123,187
Net income	179,003	421,276	448,627	322,496	168,028
Less: Net income attributable to noncontrolling interest	-	18	18	43	10

Net income attributable to Oil States International, Inc.	$179,003	$421,258	$448,609	$322,453	$168,018

Net income attributable to Oil States International, Inc.:
Continuing operations	$127,227	$129,041	$141,127	$103,782	$44,831
Discontinued operations	51,776	292,217	307,482	218,671	123,187
Net income attributable to Oil States International, Inc.	$179,003	$421,258	$448,609	$322,453	$168,018

Basic net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$2.37	$2.32	$2.66	$2.03	$0.89
Discontinued operations	0.96	5.26	5.81	4.27	2.45
Net income	$3.33	$7.58	$8.47	$6.30	$3.34

Diluted net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$2.35	$2.31	$2.55	$1.89	$0.85
Discontinued operations	0.96	5.22	5.55	3.98	2.34
Net income	$3.31	$7.53	$8.10	$5.86	$3.19

Weighted average number of common shares outstanding:
Basic	52,862	54,969	52,959	51,163	50,238
Diluted	53,151	55,327	55,384	55,007	52,700

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Data:
EBITDA, as defined(2)	$438,113	$357,710	$341,787	$273,682	$155,015
Capital expenditures related to continuing operations, including capitalized interest	199,256	164,895	168,863	130,849	66,971
Acquisitions of businesses related to continuing operations, net of cash acquired	157	44,260	80,449	212	28,649
Net cash provided by continuing operating activities	302,644	235,086	150,960	95,258	106,001
Net cash (used in) provided by continuing investing activities, including capital expenditures(3)	(198,504)	393,509	(266,250)	(134,119)	(94,573)
Net cash (used in) provided by continuing financing activities	(378,912)	(299,928)	134,309	303,163	547,691

	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$53,263	$599,306	$253,172	$71,721	$96,350
Current assets held for sale(3)	-	-	632,496	617,167	437,481
Total current assets	826,666	1,525,907	1,826,092	1,489,659	1,100,004
Property, plant and equipment, net	649,846	1,902,789	1,827,242	1,534,987	1,237,008
Noncurrent assets held for sale(3)	-	-	31,605	28,232	21,178
Total assets	1,809,612	4,131,261	4,439,962	3,703,641	3,015,999
Long-term debt and capital leases, excluding current portion and 2 3/8% Notes	146,835	972,692	1,279,805	971,621	731,732
2 3/8% contingent convertible senior subordinated notes	-	-	-	170,884	163,108
Total stockholders' equity	1,340,657	2,625,294	2,465,800	1,963,272	1,628,933

__________

(1)

During 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for such notes and the write-off of unamortized deferred financing costs associated with the Notes. We paid a premium to repurchase the 6 1/2% Notes and 5 1/8% Notes due to their fair market value exceeding their book value at the date tendered. In addition, as a result of the refinancing of our bank debt in the second quarter of 2014, we recognized a loss of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the revolving credit facility) from the write-off of unamortized deferred financing costs on our revolving credit facility. During 2013, we recognized a loss on the extinguishment of debt totaling $6.2 million from the repurchase of a portion of our 5 1/8% Notes in the fourth quarter of 2013, resulting in a loss of $4.1 million, including the write-off of $0.4 million of unamortized deferred financing costs. Additionally, we wrote off $2.1 million of unamortized deferred financing costs associated with the full repayment of our U.S. term loan.

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

We believe that net income attributable to continuing operations is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net income attributable to continuing operations, as derived from our financial information (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income attributable to Oil States International, Inc. - continuing operations	$127,227	$129,041	$141,127	$103,782	$44,831
Depreciation and amortization expense	124,776	109,231	88,745	75,684	77,207
Interest expense, net	16,613	38,202	39,968	37,463	14,637
Loss on extinguishment of debt(1)	100,380	6,168	-	-	-
Income tax provision	69,117	75,068	71,947	56,753	18,340
EBITDA, as defined(2)	$438,113	$357,710	$341,787	$273,682	$155,015

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

Due to the spin-off of our accommodations business on May 30, 2014, and the sale of our tubular services business on September 6, 2013, both of which are reported as discontinued operations, our management believes that income from continuing operations is more representative of the Company’s current business environment and focus. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to income (loss) from continuing operations.

Spin-Off of Accommodations Business

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company’s shareholders. Results of operations for Civeo have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. For additional information, see Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In the past few years, crude oil prices have been volatile due to global economic uncertainties as well as inadequate regional well site transportation constraints. Although this price volatility moderated in 2013 and for the first several months of 2014, crude oil prices began to decrease in the beginning of the fourth quarter of 2014 and continued to drop precipitously throughout the remainder of the year. The material decrease in crude oil prices in the fourth quarter of 2014 can primarily be attributed to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar, the Organization of Petroleum Exporting Companies’ (OPEC’s) hesitancy to cut production in the near-term and modestly lower global oil demand. During 2014, U.S. crude oil production grew to its highest level since 1986 reaching 9.1 million barrels per day of production. Compounding the supply issue were negative demand factors including moderating demand in China, a slowdown in emerging market economies, automobile efficiencies and fuel switching. These factors caused a global supply and demand imbalance resulting in materially lower crude oil prices in the fourth quarter of 2014. The average price of West Texas Intermediate (WTI) crude oil decreased from an average price of $98 per barrel in the fourth quarter of 2013 to $53 per barrel at the end of 2014. The average price of Intercontinental Exchange Brent (Brent) crude decreased from an average price of $109 per barrel in the fourth quarter of 2013 to $55 per barrel at the end of 2014. As of February 20, 2015, WTI crude traded at approximately $50 per barrel while Brent crude traded at approximately $60 per barrel, both prices being near six year lows. The price for WTI influences our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Permian and Eagle Ford basins and a number of companies have recently announced reductions in capital spending, including in these plays. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. The price for Brent crude will influence our customers’ spending related to offshore drilling and development and, thus, will influence the activity of our offshore products segment.

Given the historical volatility of crude prices, there remains a risk that prices could deteriorate further due to increased domestic crude oil production, slowing growth rates in various global regions and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of oil and global inventory levels were to decrease due to reduced capital investment by our customers or government instability in a major oil-producing nation and energy demand continues to increase in the U.S. and countries such as China and India, we could see a recovery in WTI and Brent crude prices. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, the timing of which is difficult to predict. If commodity prices do not improve or decline further, demand for our products and services could further decline.

Prices for natural gas in the U.S. averaged $4.37 per mmBtu in 2014 compared to $3.73 per mmBtu in 2013. Natural gas prices improved during 2014, largely due to strong demand in the beginning of 2014. During 2014, natural gas spot prices ranged from a low of $2.74 per mmBtu in late December 2014 to a temporary high of $8.15 per mmBtu in early February 2014 due to the extremely cold winter. More recently, however, natural gas inventories have risen, once again exerting downward pressure on natural gas prices in the U.S. Natural gas prices traded at approximately $2.95 per mmBtu as of February 20, 2015. Growing production coming from U.S. shale play developments resulted in significant increases in natural gas inventories in the U.S. during 2014, from 9% below the 5-year average as of the end of 2013 to 2% below the 5-year average as of the end of 2014. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques which remained high during the first nine months of the year. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mmBtu)
12/31/2014(2)	$73.21	$76.43	$3.78
9/30/2014	97.87	101.90	3.96
6/30/2014	103.35	109.69	4.61
3/31/2014	98.68	108.14	5.18
12/31/2013	97.50	109.23	3.85
9/30/2013	105.83	110.23	3.55
6/30/2013	94.05	102.56	4.02
3/31/2013	94.33	112.47	3.49
12/31/2012	88.01	110.15	3.40
9/30/2012	92.17	109.63	2.88

(1)	Source: U.S. Energy Information Administration (EIA). As of February 20, 2015, WTI crude, Brent crude and natural gas traded at approximately $50 per barrel, $60 per barrel and $2.95 mmBtu.
(2)	As of December 31, 2014, the price of WTI and Brent crude oil had fallen to $53.45 per barrel and $55.27 per barrel, respectively.

Overview

Demand for our offshore products segment is tied primarily to the long-term outlook for commodity prices. Demand for our well site services segment responds to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S., and international markets.

Our offshore products segment provides highly engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon capital spending for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. These deepwater projects are considered to be less susceptible to short-term fluctuations in the price of crude oil and natural gas although it is possible that the recent decline in crude oil prices may cause exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects.

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

	As Of	Average Rig Count for
	February 20,	Year Ended December 31,
	2015	2014	2013	2012	2011	2010
U.S. Land – Oil	979	1,486	1,334	1,335	966	573
U.S. Land - Natural gas and other	277	319	371	537	877	937
U.S. Offshore	54	57	56	47	32	31
Total U.S.	1,310	1,862	1,761	1,919	1,875	1,541
Canada	360	380	355	365	423	351
Total North America	1,670	2,242	2,116	2,284	2,298	1,892

The average North American rig count has risen over the past four to five years primarily due to an increase in oil-related drilling, partially offset by a decline in natural gas drilling. The average North American rig count for the year ended December 31, 2014 increased by 126 rigs, or 6.0%, compared to the average for the year ended December 31, 2013 largely due to an increase in oil-related drilling in the Permian Basin of West Texas. However, beginning in early December 2014, the North American rig count has fallen precipitously to 1,670 rigs as of February 20, 2015 in response to much lower crude oil prices from the levels experienced in the first half of 2014.

We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. Our capital expenditures for our continuing operations in 2014 totaled $199 million compared to 2013 capital expenditures for continuing operations of $165 million. Our 2014 capital expenditures for continuing operations included funding for completion services equipment deployed to service the active U.S. shale plays, to upgrade our drilling services equipment, to expand and upgrade our offshore products facilities in the U.K. and Brazil, and to fund various other capital spending projects. We currently expect to spend a total of approximately $175 million to $225 million for capital expenditures during 2015, including approximately $100 million of carry-over from 2014, to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules and vendor delivery timing. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Strategic Actions

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation, Civeo Corporation (the Spin-Off). The objectives of the Spin-Off were to allow each respective management team to more effectively focus on the two distinct businesses, to allow the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service to the effect that the Spin-Off qualifies as a tax-free transaction. On May 30, 2014 (the Distribution Date), the stockholders of record of Oil States common stock as of the close of business on May 21, 2014 (the Record Date) received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. We refinanced all of our debt in connection with the Spin-Off. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock. Operating results for the Company’s accommodations business have been classified as discontinued operations for all periods presented.

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu for the sale of Sooner, which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600.0 million. We recognized a net gain on disposal of $128.4 million ($84.0 million after-tax) during 2013. Operating results for the Company’s tubular services business have been classified as discontinued operations for all periods presented.

Recent Acquisitions

In addition to capital spending, we have invested in acquisitions of businesses complementary to our growth strategy. Our acquisition strategy has allowed us to leverage our existing and acquired products and services into new geographic locations and has expanded our technology and product offerings. We have made strategic acquisitions in each of our business segments in recent years.

On January 2, 2015, we acquired all of the equity of Montgomery Machine Company, Inc. (MMC). Headquartered in Houston, Texas, MMC combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry on a global basis. We believe that the acquisition of MMC will strengthen our position in our offshore products segment as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages. Subject to customary post-closing adjustments, total transaction consideration was $34.0 million.

On December 2, 2013, we acquired all of the operating assets of QCS for total cash consideration of $42.3 million. Headquartered in Houston, Texas, QCS designs, manufactures and markets a portfolio of proprietary deep and shallow water pipeline connectors for subsea pipeline construction, repair and expansion projects. The operations of QCS have been included in our offshore products segment since the acquisition date.

On December 14, 2012, we acquired all of the equity of Tempress for purchase price consideration of $52.8 million. Headquartered in Kent, Washington, Tempress designs, develops and markets a suite of highly specialized, hydraulically-activated tools utilized during downhole completion activities. The operations of Tempress have been included in our well site services segment since the acquisition date.

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

We funded all of these acquisitions with cash on hand and/or amounts available under our credit facilities. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our senior secured bank facilities.

Consolidated Results of Operations (in millions)

	YEARS ENDED December 31,
			Variance 2014 vs. 2013		Variance 2013 vs. 2012
	2014	2013	$	%	2012	$	%
Revenues
Well site services -
Completion services	$656.9	$576.0	$80.9	14%	$522.6	$53.4	10%
Drilling services	201.1	170.5	30.6	18%	191.0	(20.5)	(11%)
Total well site services	858.0	746.5	111.5	15%	713.6	32.9	5%
Offshore products	961.6	882.6	79.0	9%	804.1	78.5	10%
Total	$1,819.6	$1,629.1	$190.5	12%	$1,517.7	$111.4	7%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$402.9	$353.0	$49.9	14%	$324.6	$28.4	9%
Drilling services	141.4	119.5	21.9	18%	133.2	(13.7)	(10%)
Total well site services	544.3	472.5	71.8	15%	457.8	14.7	3%
Offshore products	661.6	640.7	20.9	3%	595.9	44.8	8%
Total	$1,205.9	$1,113.2	$92.7	8%	$1,053.7	$59.5	6%
Gross margin
Well site services -
Completion services	$254.0	$223.0	$31.0	14%	$198.0	$25.0	13%
Drilling services	59.7	51.0	8.7	17%	57.8	(6.8)	(12%)
Total well site services	313.7	274.0	39.7	14%	255.8	18.2	7%
Offshore products	300.0	241.9	58.1	24%	208.2	33.7	16%
Total	$613.7	$515.9	$97.8	19%	$464.0	$51.9	11%
Gross margin as a percentage of revenues
Well site services -
Completion services	39%	39%			38%
Drilling services	30%	30%			30%
Total well site services	37%	37%			36%
Offshore products	31%	27%			26%
Total	34%	32%			31%

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

We reported net income from continuing operations attributable to the Company for the year ended December 31, 2014 of $127.2 million, or $2.35 per diluted share, including a loss on extinguishment of debt of $100.4 million, or $1.21 per diluted share after-tax, and $11.2 million, or $0.14 per diluted share after-tax, of transaction costs included in “Other operating expense” and SG&A expenses primarily related to the Spin-Off. These results compare to net income from continuing operations attributable to the Company of $129.0 million, or $2.31 per diluted share, reported for the year ended December 31, 2013, including $5.7 million, or $0.07 per diluted share after-tax, of transaction costs included in “other operating (income) expense” primarily related to the Spin-Off, a pre-tax loss on the extinguishment of debt of $6.2 million, or $0.07 per diluted share after-tax, and a charge of $3.0 million, or $0.04 per diluted share, from an increase in contingent acquisition consideration in our completion services business. Excluding these debt extinguishment and transaction costs, net income from continuing operations increased $63.0 million, or $1.25 per diluted share, year-over-year.

Revenues. Consolidated revenues increased $190.5 million, or 12%, in 2014 compared to 2013.

Our well site services segment revenues increased $111.5 million, or 15%, in 2014 compared to 2013 due to increases in both completion services and drilling services revenues. Our completion services revenues increased $80.9 million, or 14%, in 2014 compared to 2013, primarily due to a 5% increase in the number of service tickets completed and a 9% increase in our revenue per completion services job as a result of increased service intensity in the active shale basins and the Gulf of Mexico. Our drilling services revenues increased $30.6 million, or 18%, in 2014 compared to 2013 primarily as a result of increased utilization of our drilling rigs from an average of 75% during 2013 to an average of 87% in 2014. However, utilization declined beginning in the fourth quarter of 2014 due to lower crude oil prices and, on February 20, 2015, the utilization of our drilling rigs had decreased to 50%.

Our offshore products segment revenues increased $79.0 million, or 9%, in 2014 compared to 2013. This increase was primarily the result of increased deepwater production facility and subsea product sales, greater elastomer consumable downhole product sales, contributions from the acquisition of QCS, which was acquired in December 2013, and an increase in demand for our services worldwide.

Cost of Sales and Service. Our consolidated cost of sales increased $92.7 million, or 8%, in 2014 compared to 2013 as a result of increased cost of sales at our wellsite services and offshore products segments of $71.8 million, or 15%, and $20.9 million, or 3%, respectively. With cost of sales and service increasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues increased from 32% in 2013 to 34% in 2014 primarily due to higher margins realized in our offshore products segment in 2014.

Our well site services segment cost of sales increased $71.8 million, or 15%, in 2014 compared to 2013 as a result of a $49.9 million, or 14%, increase in completion services cost of sales and a $21.9 million, or 18%, increase in drilling services cost of sales. These increases in cost of sales are directly correlated to the revenue increases in these businesses. In our well site services segment, completion services and drilling services gross margins as a percentage of revenues were 39% and 30%, respectively, in both 2014 and 2013.

Our offshore products segment cost of sales increased $20.9 million, or 3%, in 2014 compared to 2013 and gross margin as a percentage of revenues increased from 27% to 31% primarily due to increased margins realized on our elastomer consumable sales, deepwater production facility and subsea pipeline product sales, as well as improved cost absorption and utilization associated with increased revenue.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $18.5 million, or 12%, in 2014 compared to 2013. The increase was largely due to increased employee-related costs primarily associated with a 5% increase in total headcount, a portion of which was added in offshore products in connection with the QCS acquisition in December 2013, coupled with increased bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $15.5 million, or 14%, in 2014 compared to 2013 primarily due to capital expenditures made during the previous twelve months across all segments of our Company along with increased depreciation and amortization expense related to the QCS acquisition.

Operating Income. Consolidated operating income increased $63.0 million, or 25%, in 2014 compared to 2013 primarily as a result of increases in operating income from our offshore products segment and completion services business of $43.2 million, or 28%, and $21.5 million, or 17%, respectively. These increases in operating income were partially offset by an increase of $5.5 million in transaction costs primarily related to the Spin-Off.

Interest Expense and Interest Income. Net interest expense decreased $21.6 million, or 57%, in 2014 compared to 2013 primarily due to the Company’s repurchase of $34.0 million aggregate principal amount of our 5 1/8% Notes in the fourth quarter of 2013, the repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014 and the full repayment of our U.S. term loan in the third quarter of 2013, partially offset by amounts outstanding under our current revolving credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt was 6.0% in 2014 compared to 6.4% in 2013.

Loss on Extinguishment of Debt. During 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with such notes. We paid a premium to repurchase the 6 1/2% Notes and 5 1/8% Notes due to their fair market value exceeding their book value at the date tendered. In addition, as a result of the refinancing of our bank debt in the second quarter of 2014, we recognized a loss of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the revolving credit facility) from the write-off of unamortized deferred financing costs on our revolving credit facility. During 2013, we recognized a loss on the extinguishment of debt totaling $6.2 million from the repurchase of a portion of our 5 1/8% Notes in the fourth quarter of 2013, resulting in a loss of $4.1 million, including the write-off of $0.4 million of unamortized deferred financing costs. Additionally, during 2013 we wrote off $2.1 million of unamortized deferred financing costs associated with the full repayment of our U.S. term loan.

Income Tax Expense. The Company’s income tax provision for 2014 totaled $69.1 million, or 35.2% of pretax income, compared to income tax expense of $75.1 million, or 36.8% of pretax income, for 2013. The decrease in the effective tax rate from the prior year was largely the result of the mix and levels of pre-tax earnings between the Company’s domestic and foreign operations and the loss incurred on extinguishment of debt associated with the debt refinancings completed in connection with the Spin-Off.

Discontinued Operations. Net income from discontinued operations for 2014 was $51.8 million compared to $208.2 million for 2013 (exclusive of a $128.6 million pre-tax gain, $84.0 million after-tax, recorded on the disposal of our tubular services business in 2013.) Revenues reported within discontinued operations were $404.2 million for 2014 compared to $2.1 billion for 2013. Operating income included within discontinued operations was $81.1 million and $305.1 million for 2014 and 2013, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of tubular services operations in 2014 compared to 2013 due to this segment’s disposal on September 6, 2013, and the absence of accommodations operations for the months of June through September 2014 compared to a full twelve months in 2013 due to the Spin-Off on May 30, 2014.

Other Comprehensive Income (Loss). Other comprehensive income (loss) increased from a loss of $192.8 million in 2013 to income of less than $1.0 million in 2014 primarily as a result of foreign currency translation adjustments attributable to the accommodations discontinued operations which were spun-off.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

We reported net income from continuing operations attributable to the Company for the year ended December 31, 2013 of $129.0 million, or $2.31 per diluted share, including $5.7 million, or $0.07 per diluted share after-tax, of transaction costs included in “other operating (income) expense” primarily related to the Spin-Off, a pre-tax loss on the extinguishment of debt of $6.2 million, or $0.07 per diluted share after-tax, and a charge of $3.0 million, or $0.04 per diluted share, from an increase in contingent acquisition consideration in our completion services business. These results compare to net income from continuing operations attributable to the Company of $141.1 million, or $2.55 per diluted share, reported for the year ended December 31, 2012, including a gain of $2.5 million, or $0.03 per diluted share after-tax, related to insurance proceeds received for a land drilling rig lost in a fire that occurred in the first quarter of 2012.

Revenues. Consolidated revenues increased $111.4 million, or 7%, in 2013 compared to 2012.

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

Cost of Sales and Service. Our consolidated cost of sales increased $59.5 million, or 6%, in 2013 compared to 2012 as a result of increased cost of sales at our offshore products and well site services segments of $44.8 million, or 8%, and $14.7 million, or 3%, respectively, due to increased activity and revenues in these segments. Our consolidated gross margin as a percentage of revenues increased slightly from 31% in 2012 to 32% in 2013 primarily due to modest increases in both our offshore products and well site services segments.

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

Selling, General and Administrative Expenses (SG&A). SG&A expense increased $25.7 million, or 20%, in 2013 compared to 2012 primarily due to increased employee-related costs and SG&A expense associated with the inclusion of Piper and Tempress, which were acquired in July and December of 2012, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased $20.5 million, or 23%, in 2013 compared to 2012 primarily due to capital expenditures made during the previous twelve months largely related to investments in our well site services segment.

Other Operating Expense. Other operating expense increased $6.1 million, or 255%, in 2013 compared to 2012 primarily due to $5.7 million in transaction costs, primarily related to the Spin-Off.

Operating Income. Consolidated operating income decreased $0.4 million, or less than 1%, in 2013 compared to 2012 primarily as a result of an increase in corporate SG&A expense of $11.3 million, or 26%, primarily related to increased stock compensation, and $5.7 million in transaction-related costs. These decreases in operating income were partially offset by an increase in operating income from our offshore products segment of $22.9 million, or 17%, due to increased revenues.

Interest Expense and Interest Income. Net interest expense decreased by $1.8 million, or 4%, in 2013 compared to 2012 primarily due to decreased interest expense on our 2 3/8% Notes due 2025 (2 3/8% Notes) due to their conversion in July 2012, partially offset by interest expense on our 5 1/8% Notes, issued on December 21, 2012. The weighted average annual interest rate on the Company’s total outstanding debt was 6.4% in 2013 compared to 6.1% in 2012.

Loss on Extinguishment of Debt. During 2013, we wrote off $2.1 million of unamortized deferred financing costs associated with the full repayment of our U.S. term loan. Additionally, in the fourth quarter of 2013, we repurchased a portion of our 5 1/8% Notes, resulting in a loss of $4.1 million, including the write-off of $0.4 million of unamortized deferred financing costs.

Income Tax Expense. Our income tax provision for 2013 totaled $75.1 million, or 36.8% of pretax income, compared to income tax expense of $71.9 million, or 33.8% of pretax income, for 2012. The increase in the effective tax rate from the prior year was largely the result of the mix and levels of pre-tax earnings between the Company’s domestic and foreign operations.

Discontinued Operations. Exclusive of a $128.4 million pre-tax gain ($84.0 million after-tax) recorded on the disposal of our tubular services business, net income from discontinued operations for 2013 was $208.2 million compared to $307.5 million for 2012. Revenues reported within discontinued operations were $2.1 billion and $2.9 billion during 2013 and 2012, respectively. The decrease in revenue primarily relates to the disposal of our tubular services business on September 6, 2013. The operating income included within discontinued operations was $305.1 million and $436.1 million for 2013 and 2012, respectively. The decrease in operating income primarily relates to a decrease in operating income from our accommodations business due to a favorable contract settlement reported in 2012, lower contracted rates in Canada, lower occupancy levels in Australia, increased depreciation expense on accommodations assets and lower utilization for U.S. accommodations assets, partially offset by an increase in average available rooms in 2013 compared to 2012. In addition, operating income decreased in 2013 compared to 2012 due to the disposal of our tubular services business on September 6, 2013.

Other Comprehensive Income (Loss). Other comprehensive income decreased from $32.7 million in 2012 to an other comprehensive loss of $192.8 million in 2013 primarily as a result of foreign currency translation adjustments in our accommodations discontinued operations due to decreases in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 6% in 2013 compared to a 2% increase in 2012. The Australian dollar exchange rate compared to the U.S. dollar decreased 14% in 2013 compared to a 1% increase in 2012.

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund operating and capital expenditures, which in the past have included expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund our stock repurchase program and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital market transactions. In 2014 and 2013, respectively, we also received a $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off which was used to refinance debt in connection with the Spin-Off and in 2013 we received $600 million from the sale of our tubular services segment. The $750 million dividend received from Civeo was partially offset by $299 million of cash transferred to Civeo in connection with the Spin-Off. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our revolving credit facility and debt offerings.

Operating Activities

Cash totaling $302.6 million was provided by continuing operations during the year ended December 31, 2014 compared to cash totaling $235.1 million provided by continuing operations during the year ended December 31, 2013. During 2014, $59.3 million was used to fund working capital, primarily due to increases in receivables in our offshore products segment and completion services business. During 2013, $23.8 million was used to fund net working capital, primarily due to increased investments in working capital in our offshore products segment.

Investing Activities

Cash was used in continuing investing activities during the year ended December 31, 2014 in the amount of $198.5 million and cash was provided by continuing investing activities during the year ended December 31, 2013 in the amount of $393.5 million. A total of $600 million of cash proceeds was received from the sale of our tubular services business in September 2013. Capital expenditures for continuing operations totaled $199.3 million and $164.9 million during the years ended December 31, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of purchases of completion services equipment, upgrading and maintenance of our drilling services equipment, expansion and upgrading of our offshore products segment facilities and various other capital spending initiatives.

During the year ended December 31, 2013, we spent cash of $42.3 million to acquire all of the operating assets of QCS. We funded the QCS acquisition using available cash on hand.

We currently expect to spend a total of approximately $175 million to $225 million for capital expenditures during 2015, including approximately $100 million of carry-over from 2014, to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules and vendor delivery timing. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At December 31, 2014, we had cash totaling $52.0 million held by foreign subsidiaries, primarily in the United Kingdom and Singapore. Our intent is to utilize these cash balances for future investment outside the United States.

Financing Activities

Net cash of $378.9 million was used in continuing financing activities during the year ended December 31, 2014, primarily as a result of the repayment of our 6 1/2% and 5 1/8% Notes and repurchases of our common stock, partially offset by net cash received from the Spin-Off (the $750 million special cash dividend received from Civeo) and borrowings under our new revolving credit facility. Net cash of $299.9 million was used in continuing financing activities during the year ended December 31, 2013, primarily as a result of the repayment of all amounts outstanding under our former U.S. term loan and repurchases of our common stock. We incurred $3.9 million of costs in connection with financings in 2014 compared to $0.2 million in 2013. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10K for additional information on our revolving credit facility and debt offerings.

We believe that cash on hand, cash flow from operations and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. Although we expect to be subject to lower weighted average interest rates in the foreseeable future, additional debt service requirements could be based on higher interest rates and shorter maturities and could adversely affect our results of operations and dedicate more of our cash flow to debt service, and the issuance of additional equity securities could result in significant dilution to stockholders.

Stock Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization was limited in duration and was set to expire on September 1, 2014. On August 20, 2014, the Board of Directors authorized an extension of the authorized Company stock repurchase program, which is now set to expire on September 1, 2015. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of December 31, 2014, a total of $350.1 million of our stock (4,228,530 shares) had been repurchased under this program. Subsequent to the end of the year and through February 20, 2015, we repurchased an additional $70.0 million of our stock (1,619,832 shares) in open market transactions leaving approximately $79.9 million available under the authorization.

Credit Facilities. In connection with the Spin-Off, the Company terminated its then existing bank credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility (the “revolving credit facility”). The Company has an option to increase the maximum borrowings under the new facility to $750 million contingent upon additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). From May 28, 2014 through December 31, 2014, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the period May 28, 2014 through December 31, 2014. The commitment fee represented 9.3% of our 2014 consolidated interest expense.

The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of December 31, 2014, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2015. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

As of December 31, 2014, we had $140.7 million in borrowings outstanding under the Credit Agreement and $35.5 million of outstanding letters of credit, leaving $423.8 million available to be drawn under the revolving credit facility.

5 1/8% Notes. On December 21, 2012, the Company sold $400 million aggregate principal amount of 5 1/8% Senior Notes due 2023 (5 1/8% Notes) through a private placement to qualified institutional buyers.

In the fourth quarter of 2013, the Company repurchased $34.0 million aggregate principal amount of the 5 1/8% Notes and, in connection with the Spin-Off, repurchased the remaining $366.0 million aggregate principal amount in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, borrowings under our new Credit Agreement and available cash on hand.

6 1/2% Notes. On June 1, 2011, the Company sold $600 million aggregate principal amount of 6 1/2% Senior Notes due 2019 (6 1/2% Notes) through a private placement to qualified institutional buyers. In connection with the Spin-Off, the Company repurchased the $600.0 million aggregate principal amount of the 6 1/2% Notes in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, borrowings under our new Credit Agreement and available cash on hand.

During 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes, resulting in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with such notes. The premium paid to repurchase the 6 1/2% Notes and 5 1/8% Notes was due to their fair market value exceeding their book value at the date tendered. In addition, as a result of the refinancing of our bank debt in the second quarter 2014, we recognized a loss on extinguishment of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the revolving credit facility) from the write-off of unamortized deferred financing costs on our revolving credit facility. During 2013, we recognized a loss on the extinguishment of debt totaling $6.2 million from the repurchase of a portion of our 5 1/8% Notes in the fourth quarter of 2013, resulting in a loss of $4.1 million, including the write-off of $0.4 million of unamortized deferred financing costs. Additionally, we wrote off $2.1 million of unamortized deferred financing costs associated with the full repayment of our U.S. term loan.

Our total debt represented 9.9% of our combined total debt and stockholders’ equity at December 31, 2014 compared to 27.0% at December 31, 2013.

Contractual Obligations. The following summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations
Total debt, including capital leases(1)	$147,365	$530	$1,028	$141,449	$4,358
Purchase obligations(2)	181,399	172,686	8,713	-	-
Non-cancelable operating lease obligations(3)	24,562	10,162	8,611	4,127	1,662
Total contractual cash obligations	$353,326	$183,378	$18,352	$145,576	$6,020

(1)

Excludes interest on variable-rate debt. Since we cannot predict with any certainty the amount of interest due on our revolving debt due to the expected variability of interest rates and principal amounts outstanding, we do not include this in our obligations. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of December 31, 2014 and include applicable commitment fees, estimated interest payments on our variable-rate debt would be $4.8 million “due in less than one year”, $9.5 million “due in one to three years” and $6.7 million “due in three to five years.” See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional for additional information on our revolving credit facility.

(2)	The purchase obligations of the Company primarily relate to open purchase orders in our offshore products segment.

(3)	See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Our debt obligations at December 31, 2014 are included in our consolidated balance sheet, which is a part of our Consolidated Financial Statements included in this Annual Report on Form 10-K. We have not entered into any material leases subsequent to December 31, 2014.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Tax Matters

Our primary deferred tax assets at December 31, 2014, are related to foreign tax credit carryforwards, employee benefit costs for our Equity Participation Plan, inventory allowance for obsolescence and Net Operating Losses (NOL’s) carryforward in foreign countries. The foreign tax credit carryforwards will expire in varying amounts after 2019.

The Company’s income tax provision for 2014 totaled $69.1 million, or 35.2% of pretax income, compared to income tax expense of $75.1 million, or 36.8% of pretax income, for 2013. The decrease in the effective tax rate from the prior year was largely the result of the mix and levels of pre-tax earnings between the Company’s domestic and foreign operations and the loss incurred on extinguishment of debt associated with the debt refinancings completed in connection with the Spin-Off.

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

Tangible and Intangible Assets, including Goodwill

Our goodwill totaled $252.2 million, or 13.9%, of our total assets, as of December 31, 2014. Our other intangible assets totaled $52.9 million, or 2.9%, of our total assets, as of December 31, 2014. The assessment of impairment of long-lived assets, including intangibles, is conducted whenever changes in the facts and circumstances indicate a loss in value has occurred. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows expected to be generated by our assets. The determination of the amount of impairment would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether a decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment losses.

We evaluate each reporting unit at least annually or on an interim basis, if an indicator of impairment was determined to occur, as defined in current accounting standards regarding goodwill to assess goodwill for potential impairment. Our reporting units include completion services, drilling services and offshore products. There is no remaining goodwill in our drilling services reporting unit subsequent to the full impairment of goodwill for that reporting unit as of December 31, 2008. As part of the goodwill impairment analysis, current accounting standards give us the option to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. In 2014, we chose to bypass the qualitative assessment for all of our reporting units with goodwill remaining and perform the two-step impairment test given stock market value declines in the energy sector. In performing the two-step impairment test, we estimate the implied fair value (IFV) of each reporting unit and compare the IFV to the carrying value of such unit. Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. We utilize, depending on circumstances, a combination of trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables to estimate the IFV. The IFV of our reporting units is primarily affected by future oil and natural gas prices, anticipated spending by our customers, and the cost of capital. As part of our process to assess goodwill for impairment, we also compare the total market capitalization of the Company to the sum of the IFV's of all of our reporting units to assess the reasonableness of the IFV's in the aggregate. If the carrying amount of a reporting unit exceeds its IFV, goodwill is considered to be potentially impaired and additional analysis is conducted to determine the amount of impairment, if any. At the date of our goodwill impairment test in 2014, the IFV of our offshore products and completion services reporting units each exceeded their carrying values by 165% and 151%, respectively.

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

Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. SG&A costs are charged to expense as incurred.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies, and government-owned or government-controlled oil companies. If worldwide oil and gas drilling activity, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2014 and 2013, allowance for bad debts totaled $7.1 million and $7.5 million, or 1.4% and 1.2% of gross accounts receivable, respectively. Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2014 and 2013, inventory reserves totaled $9.9 million and $9.5 million, or 4.1% and 3.5% of gross inventory, respectively.

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

Stock-Based Compensation

Since the adoption of the accounting standards regarding share-based payments, we are required to estimate the fair value of stock compensation made pursuant to awards under our 2001 Equity Participation Plan (Plan). An estimate of the fair value of each stock option or restricted stock award determines the amount of stock compensation expense we will recognize in the future. To estimate the value of stock option awards under the Plan, we have selected a fair value calculation model. We have chosen the Black Scholes Merton “closed form” model to value stock options awarded under the Plan. Utilizing the Black Scholes Merton model requires us to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future stock compensation expense recognition. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

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

In accounting for income taxes, we are required to estimate a liability for future income taxes involving potential uncertain tax positions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

In November 2014, the FASB issued guidance on business combinations which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs, or in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The guidance was effective on November 18, 2014. Implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk. We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2014, we had floating-rate obligations totaling approximately $140.7 million drawn under our credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from December 31, 2014 levels, our consolidated interest expense would increase by a total of approximately $1.4 million annually.

Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2014, our reported foreign exchange losses were $0.4 million and are included in “Other operating expense” in the Consolidated Statements of Income. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of December 31, 2014 and 2013, we had outstanding foreign currency forward purchase contracts with notional amounts of $5.4 million and $7.4 million, respectively, related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.4 million for the year ended December 31, 2013 and a $0.9 million foreign exchange loss related to amounts reclassified from accumulated other comprehensive loss into an expense on the income statement for the year ended December 31, 2013.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data of the Company begin on page 66 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 18 to our Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this Annual Report on Form 10-K on Page 65 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the Company's fourth fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that was not reported on a Form 8-K during such time.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(1)

Information concerning directors, including the Company's audit committee financial expert, appears in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(2)

Information with respect to executive officers appears in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(3)

Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures appear in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 63 of this Annual Report on Form 10-K.

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

2.2	—	Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

3.1	—

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

Third Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of June 1, 2011, by and among Oil States International, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

4.6	—

Supplemental Indenture dated as of May 29, 2014 to Indenture dated as of December 21, 2012, by and among Oil States International, Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.1	—

Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as filed with the Commission on August 10, 2000 (File No. 333-43400)).

10.2**	—

Second Amended and Restated 2001 Equity Participation Plan effective February 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s' Quarterly Report on Form 10-Q, as filed with the Commission on July 31, 2013 (File No. 001-16337)).

10.3**	—

Deferred Compensation Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Commission on April 25, 2013 (File No. 001-16337)).

10.4**	—

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

10.6**	—

Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, as filed with the Commission on December 12, 2000 (File No. 333-43400)).

10.7	—

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

10.8**	—

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 5, 2004 (File No. 001-16337)).

10.9**	—

Form of Director Stock Option Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).

10.10**	—

Form of Employee Non Qualified Stock Option Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).

10.11**	—

Form of Restricted Stock Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 2, 2005 (File No. 001-16337)).

10.12**	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8-K as filed with the Commission on November 15, 2006 (File No. 001-16337)).

10.13**	—

Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on April 29, 2005 (File No. 001-16337)).

10.14**	—

Form of Non-Employee Director Restricted Stock Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 8-K, as filed with the Commission on May 24, 2005 (File No. 001-16337)).

10.15**	—

Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).

10.16**	—

Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 20, 2009 (File No. 001-16337)).

10.17**	—

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

10.19**	—

Deferred Stock Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 23, 2012 (File No. 001-16337)).

10.20**	—

Deferred Stock Agreement effective February 19, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Commission on April 25, 2013 (File No. 001-16337)).

10.21**	—

Executive Agreement between Oil States International, Inc. and named executive officer (Lloyd A. Hajdik) effective December 9, 2013 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Commission on February 25, 2014 (File No. 001-16337)).

10.22**	—

Executive Agreement between Oil States International, Inc. and named executive officer (Lias J. Steen) effective May, 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014 (File No. 001-16337)).

10.23	—

Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.24	—

Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.25	—

Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2014 (File No. 001-16337)).

10.26	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2015.

OIL STATES INTERNATIONAL, INC.

By	/s/ CINDY B. TAYLOR
Cindy B. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 23, 2014.

Signature	Title

/s/ STEPHEN A. WELLS*	Chairman of the Board
Stephen A. Wells

/s/ CINDY B. TAYLOR	Director, President & Chief Executive Officer
Cindy B. Taylor	(Principal Executive Officer)

/s/ LLOYD A. HAJDIK	Senior Vice President, Chief Financial Officer
Lloyd A. Hajdik	and Treasurer
(Principal Financial Officer)

/s/ ROBERT W. HAMPTON	Senior Vice President —Accounting and Corporate Secretary
Robert W. Hampton	(Principal Accounting Officer)

/s/ LAWRENCE R. DICKERSON*	Director
Lawrence R. Dickerson

/s/ S. JAMES NELSON, JR.*	Director
S. James Nelson, Jr.

/s/ MARK G. PAPA*	Director
Mark G. Papa

/s/ GARY L. ROSENTHAL*	Director
Gary L. Rosenthal

/s/ CHRISTOPHER T. SEAVER*	Director
Christopher T. Seaver

/s/ WILLIAM T. VAN KLEEF*	Director
William T. Van Kleef

*By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik, pursuant to a power of
attorney filed as Exhibit 24.1 to this
Annual Report on Form 10-K

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oil States International, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 Houston, Texas

February 23, 2015

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.:

We have audited Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oil States International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oil States International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oil States International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2015

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product	$765,339	$714,787	$653,879
Service and other	1,054,270	914,347	863,841
	1,819,609	1,629,134	1,517,720

Costs and expenses:
Product costs	546,639	536,660	504,615
Service and other costs	659,245	576,508	549,031
Selling, general and administrative expenses	169,432	150,967	125,290
Depreciation and amortization expense	124,776	109,231	88,745
Other operating expense, net	9,262	8,491	2,394
	1,509,354	1,381,857	1,270,075
Operating income	310,255	247,277	247,645

Interest expense, net of capitalized interest	(17,173)	(38,830)	(40,373)
Interest income	560	628	405
Loss on extinguishment of debt	(100,380)	(6,168)	--
Equity in earnings (losses) of unconsolidated affiliates	378	(355)	(417)
Other income	2,704	1,575	5,832
Income from continuing operations before income taxes	196,344	204,127	213,092
Income tax provision	(69,117)	(75,068)	(71,947)
Net income from continuing operations	127,227	129,059	141,145
Net income from discontinued operations, net of tax (including a net gain on disposal of $84,043 in 2013)	51,776	292,217	307,482
Net income	179,003	421,276	448,627
Less: Net income attributable to noncontrolling interest	--	18	18
Net income attributable to Oil States International, Inc.	$179,003	$421,258	$448,609

Net income attributable to Oil States International, Inc.:
Continuing operations	$127,227	$129,041	$141,127
Discontinued operations	51,776	292,217	307,482
Net income attributable to Oil States International, Inc.	$179,003	$421,258	$448,609

Basic net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$2.37	$2.32	$2.66
Discontinued operations	0.96	5.26	5.81
Net income	$3.33	$7.58	$8.47

Diluted net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$2.35	$2.31	$2.55
Discontinued operations	0.96	5.22	5.55
Net income	$3.31	$7.53	$8.10

Weighted average number of common shares outstanding:
Basic	52,862	54,969	52,959
Diluted	53,151	55,327	55,384

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$179,003	$421,276	$448,627

Other comprehensive income (loss):
Foreign currency translation adjustment	235	(193,191)	33,450
Unrealized gain (loss) on forward contracts, net of tax	6	402	(724)
Other	(185)	17	--
Total other comprehensive income (loss)	56	(192,772)	32,726

Comprehensive income	179,059	228,504	481,353
Less: Comprehensive (loss) income attributable to noncontrolling interest	(24)	(73)	35
Comprehensive income attributable to Oil States International, Inc.	$179,083	$228,577	$481,318

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$53,263	$599,306
Accounts receivable, net	497,124	620,333
Inventories, net	232,490	266,552
Prepaid expenses and other current assets	43,789	39,716
Total current assets	826,666	1,525,907

Property, plant and equipment, net	649,846	1,902,789
Goodwill, net	252,201	513,650
Other intangible assets, net	52,935	133,531
Other noncurrent assets	27,964	55,384
Total assets	$1,809,612	$4,131,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,949	$149,079
Accrued liabilities	96,130	132,046
Income taxes	9,195	32,679
Current portion of long-term debt and capitalized leases	530	529
Deferred revenue	48,948	50,366
Other current liabilities	7,660	9,137
Total current liabilities	271,412	373,836

Long-term debt and capitalized leases	146,835	972,692
Deferred income taxes	33,913	122,821
Other noncurrent liabilities	16,795	36,618
Total liabilities	468,955	1,505,967

Stockholders' equity:
Oil States International, Inc. stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 60,940,734 shares and 59,192,051 shares issued, respectively, and 53,017,359 shares and 54,181,569 shares outstanding, respectively	610	592
Additional paid-in capital	685,232	637,438
Retained earnings	1,151,266	2,320,453
Accumulated other comprehensive loss	(22,100)	(85,675)
Common stock held in treasury at cost, 7,923,375 and 5,010,482 shares, respectively	(474,351)	(249,391)
Total Oil States International, Inc. stockholders' equity	1,340,657	2,623,417
Noncontrolling interest	--	1,877
Total stockholders' equity	1,340,657	2,625,294
Total liabilities and stockholders' equity	$1,809,612	$4,131,261

The accompanying notes are an integral part of these financial statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2011	$548	$545,730	$1,450,586	$74,371	$(109,079)	$1,116	$1,963,272
Net income			448,609			18	448,627
Currency translation adjustment				33,450		17	33,467
Unrealized loss on forward contracts, net of tax				(724)			(724)
Dividends paid						(977)	(977)
Exercise of stock options, including tax benefit	5	21,465					21,470
Amortization of restricted stock compensation		13,390					13,390
Stock option expense		5,514					5,514
Surrender of stock to pay taxes on restricted stock awards	2	(2)			(4,218)		(4,218)
Stock repurchases					(15,245)		(15,245)
Conversion of 2 3/8% Notes – reacquisition of equity component		(220,597)					(220,597)
Shares issued upon conversion of 2 3/8% Notes	30	220,566					220,596
Net income from noncontrolling interest – discontinued operations						1,221	1,221
Other		4					4
Balance, December 31, 2012	$585	$586,070	$1,899,195	$107,097	$(128,542)	$1,395	$2,465,800
Net income			421,258			18	421,276
Currency translation adjustment				(193,191)		(91)	(193,282)
Other comprehensive income				17			17
Unrealized gain on forward contracts, net of tax				402			402
Dividends paid						(882)	(882)
Exercise of stock options, including tax benefit	5	23,786					23,791
Amortization of restricted stock compensation		21,121					21,121
Stock option expense		5,153					5,153
Surrender of stock to pay taxes on restricted stock awards	2	(2)			(4,919)		(4,919)
Stock repurchases					(115,932)		(115,932)
Exercise of stock options/stock awards released – discontinued operations		1,292					1,292
Net income from noncontrolling interest – discontinued operations						1,437	1,437
Other		18			2		20
Balance, December 31, 2013	$592	$637,438	$2,320,453	$(85,675)	$(249,391)	$1,877	$2,625,294
Net income			179,003				179,003
Currency translation adjustment				235		(24)	211
Other comprehensive income				(185)			(185)
Unrealized gain on forward contracts, net of tax				6			6
Dividends paid						(489)	(489)
Exercise of stock options, including tax benefit	4	17,124					17,128
Amortization of restricted stock compensation		23,513					23,513
Stock option expense		3,636					3,636
Surrender of stock to pay taxes on restricted stock awards					(6,136)		(6,136)
Stock repurchases					(218,906)		(218,906)
Exercise of stock options/stock awards released – discontinued operations		2,727					2,727
Net income from noncontrolling interest – discontinued operations						566	566
OIS common stock withdrawn from deferred compensation plan		1,234			82		1,316
Spin-Off of Civeo		(242)	(1,348,190)	63,519		(1,764)	(1,286,677)
Acquisition of non-controlling interest		(184)				(166)	(350)
Other	14	(14)					--
Balance, December 31, 2014	$610	$685,232	$1,151,266	$(22,100)	$(474,351)	$--	$1,340,657

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$179,003	$421,276	$448,627
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(51,776)	(292,217)	(307,482)
Depreciation and amortization	124,776	109,231	88,745
Deferred income tax provision	(11,970)	(9,759)	8,901
Excess tax benefits from share-based payment arrangements	(6,904)	(7,407)	(8,164)
Gains on disposals of assets	(2,043)	(1,090)	(5,293)
Non-cash compensation charge	25,581	24,097	16,765
Amortization of deferred financing costs	1,819	4,146	4,419
Loss on extinguishment of debt	100,380	6,168	--
Other, net	3,127	4,459	5,451
Changes in operating assets and liabilities, net of effect from acquired businesses and net assets of Civeo that were distributed to stockholders:
Accounts receivable	(65,787)	801	(84,752)
Inventories	1,430	(691)	(15,951)
Accounts payable and accrued liabilities	5,741	3,163	8,070
Taxes payable	(15,130)	(3,442)	(24,659)
Other operating assets and liabilities, net	14,397	(23,649)	16,283
Net cash flows provided by continuing operating activities	302,644	235,086	150,960
Net cash flows provided by discontinued operating activities	135,392	452,177	486,230
Net cash flows provided by operating activities	438,036	687,263	637,190

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(199,256)	(164,895)	(168,863)
Acquisitions of businesses, net of cash acquired	(157)	(44,260)	(80,449)
Proceeds from sale of business	--	600,000	--
Proceeds from disposition of property, plant and equipment	3,535	2,449	5,307
Deposits held in escrow related to acquisitions of businesses	--	--	(20,000)
Other, net	(2,626)	215	(2,245)
Net cash flows provided by (used in) continuing investing activities	(198,504)	393,509	(266,250)
Net cash flows used in discontinued investing activities	(119,199)	(285,132)	(310,727)
Net cash flows (used in) provided by investing activities	(317,703)	108,377	(576,977)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	140,684	--	(68,065)
5 1/8 % senior notes issued	--	--	400,000
Repayment of 6 1/2% Senior Notes	(630,307)	--	--
Repayment of 5 1/8% Senior Notes	(419,794)	(37,750)	--
Payment of principal on 2 3/8% Notes conversion	--	--	(174,990)
Distribution received from Spin-Off of Civeo	750,000	--	--
Term loan repayments	--	(170,000)	(20,000)
Debt and capital lease repayments	(538)	(2,303)	(493)
Issuance of common stock from share based payment arrangements	10,475	16,384	13,628
Purchase of treasury stock	(226,303)	(108,535)	(15,245)
Excess tax benefits from share based payment arrangements	6,904	7,407	8,164
Payment of financing costs	(3,897)	(212)	(4,472)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(6,136)	(4,919)	(4,218)
Net cash flows (used in) provided by continuing financing activities	(378,912)	(299,928)	134,309
Net cash flows used in discontinued financing activities	(282,204)	(130,668)	(13,751)
Net cash flows (used in) provided by financing activities	(661,116)	(430,596)	120,558

Effect of exchange rate changes on cash	(5,260)	(18,910)	680
Net change in cash and cash equivalents	(546,043)	346,134	181,451
Cash and cash equivalents, beginning of year	599,306	253,172	71,721

Cash and cash equivalents, end of year	$53,263	$599,306	$253,172

Non-cash financing activities:
Value of common stock issued in payment of 2 3/8% Notes conversion	$--	$--	$220,597

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

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo). The results of operations for our accommodations business have been classified as discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

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

The Company, through its subsidiaries, is a leading provider of specialty products and services to oil and gas companies throughout the world. We operate in a substantial number of the world's active oil and natural gas producing regions, onshore and offshore U.S., Canada, West Africa, the North Sea, South America and Southeast and Central Asia. The Company operates in two principal reportable business segments – offshore products and well site services.

2. SPIN-OFF OF ACCOMMODATIONS BUSINESS (CIVEO)

On May 30, 2014, we completed the spin-off of Civeo into a stand-alone, publicly traded corporation through a tax-free distribution of Civeo shares to the Company’s shareholders (the Spin-Off). After the close of the New York Stock Exchange on May 30, 2014 (the Distribution Date), the stockholders of record of Oil States common stock as of 5:00 p.m. Eastern time on May 21, 2014 (the Record Date), received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock. The objectives of the Spin-Off were to allow each respective management team to more effectively focus on the two distinct businesses, to allow the Company and Civeo the opportunity to pursue more tailored and aggressive growth strategies, and the optimization of operating efficiencies for each of the Company and Civeo, among other objectives. In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service on the tax-free status of the Spin-Off.

In connection with the Spin-Off, we refinanced our existing debt. Specifically, in June 2014, we commenced and completed tender offers for all of our outstanding 5 1/8% Senior Notes due 2023 (5 1/8% Notes) and 6 1/2% Senior Notes due 2019 (6 1/2% Notes). These tender offers were funded in part with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off. The $750 million dividend received from Civeo was partially offset by $299 million of cash transferred to Civeo in connection with the Spin-Off. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the tender offers and our new credit facility.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The carrying values of the major categories of assets and liabilities of Civeo, reflected on our consolidated balance sheet at December 31, 2013 were as follows (in thousands):

ASSETS
Current assets:
Cash and cash equivalents	$224,128
Accounts receivable, net	177,845
Inventories, net	29,815
Prepaid expenses and other current assets	10,050
Total current assets of discontinued operations	441,838

Property, plant, and equipment, net	1,325,867
Goodwill, net	261,056
Other intangible assets, net	75,675
Other noncurrent assets	17,966
Total assets of discontinued operations	$2,122,402

LIABILITIES
Current liabilities:
Accounts payable	45,376
Accrued liabilities	25,163
Income taxes	6,265
Deferred revenue	19,571
Other current liabilities	246
Total current liabilities of discontinued operations	96,621

Long-term debt	--
Deferred income taxes	77,526
Other noncurrent liabilities	16,945
Total liabilities of discontinued operations	$191,092

See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for selected financial information regarding the results of operations of our accommodations business which are reported as discontinued operations.

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

The fair values of the Company’s 6 1/2% Notes and 5 1/8% Notes were estimated based on quoted prices and analysis of similar instruments (Level 2 fair value measurements). The December 31, 2013 carrying values and fair values of these Notes were as follows (in thousands):

	Interest	Carrying	Fair
	Rate	Value	Value
6 1/2% Notes
Principal amount originally due 2019	6 1/2%	$600,000	$639,378

5 1/8% Notes
Principal amount originally due 2023	5 1/8%	$366,000	$411,066

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventories

Inventories consist of oilfield products, manufactured equipment, spare parts for manufactured equipment, and work-in-process. Inventories also include raw materials, labor, subcontractor charges, manufacturing overhead and other supplies and are carried at the lower of cost or market. The cost of inventories is determined on an average cost or specific-identification method. A reserve for excess, damaged and/or obsolete inventory is maintained based on the age, turnover or condition of the inventory.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under capital lease, using the straight-line method, after allowing for salvage value where applicable, over the estimated useful lives of the assets. We use the component depreciation method for our drilling services assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. A significant portion of our goodwill accumulated amortization balance at December 31, 2013 was related to our accommodations business and was transferred to Civeo at the date of the Spin-Off. See Note 2 – Spin-Off of Accommodations Business (Civeo) for additional information on the Spin-Off.

We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Our reporting units with goodwill at December 31, 2014 include offshore products and completion services. As part of the goodwill impairment analysis, current accounting standards give us the option to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. In 2014, we chose to bypass the qualitative assessment for all of our reporting units with goodwill remaining and perform the two-step impairment test given stock value declines in the energy sector. In performing the two-step impairment test, we estimate the implied fair value (IFV) of each reporting unit and compare the IFV to the carrying value of such unit. We utilize, depending on circumstances, a combination of trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables to estimate the IFV. We discount our projected cash flows using a long-term weighted average cost of capital for each reporting unit based on our estimate of investment returns that would be required by a market participant. As part of our process to assess goodwill for impairment, we also compare the total market capitalization of the Company to the sum of the IFV's of all of our reporting units to assess the reasonableness of the IFV's in the aggregate. If the carrying amount of a reporting unit exceeds its IFV, goodwill is considered to be potentially impaired and additional analysis in accordance with current accounting standards is conducted to determine the amount of impairment, if any. We conduct our annual impairment test as of December of each year. In 2012, 2013 and 2014, our goodwill impairment tests indicated that the fair value of each of our reporting units is greater than its carrying amount.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For other intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life. Based on the Company’s review, the carrying values of its other intangible assets are recoverable, and no impairment losses have been recorded for the periods presented.

See Note 10 – Goodwill and Other Intangible Assets.

Impairment of Long-Lived Assets

The recoverability of the carrying values of long-lived assets at the asset group level, including finite-lived intangible assets, is assessed whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset group. The fair value of the asset group is based on prices of similar assets, if available, or discounted cash flows. Based on the Company's review, the carrying values of its asset groups are recoverable, and no impairment losses have been recorded for the periods presented.

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

Foreign Currency Exchange Rate Risk

A portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign currency exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of December 31, 2014 and 2013, we had outstanding foreign currency forward purchase contracts with notional amounts of $5.4 million and $7.4 million, respectively, related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.4 million for the year ended December 31, 2013 and a $0.9 million foreign exchange loss related to amounts reclassified from accumulated other comprehensive loss into an expense on the income statement for the year ended December 31, 2013. Foreign exchange losses associated with our continuing operations have totaled $0.4 million in 2014, $1.6 million in 2013 and $2.2 million in 2012 and were included in “Other operating expense.”

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon the operating results of the Company.

The calculation of our tax liabilities involves accessing the uncertainties regarding the application of complex tax regulations. We recognize liabilities for tax expenses based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Receivables and Concentration of Credit Risk

Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the worldwide oil and gas industry. The Company evaluates the credit-worthiness of its significant, new and existing customers' financial condition and, generally, the Company does not require significant collateral from its customers.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If a trade receivable is deemed to be uncollectible, such receivable is charged-off against the allowance for doubtful accounts. The Company considers the following factors when determining if collection of revenue is reasonably assured: customer credit-worthiness, past transaction history with the customer, customer solvency and changes in customer payment terms. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, the Company would require a prepayment or other arrangement to support revenue recognition and recording of a trade receivable. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

In addition, before their conversion in July 2012, shares of our 2 3/8% Contingent Convertible Senior Subordinated Notes (2 3/8% Notes) assumed to be issued upon conversion were included in the calculation of fully diluted shares outstanding and fully diluted earnings per share. The weighted average number of these shares totaled 1,793,244 during the year ended December 31, 2012.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

 Stock-Based Compensation

The fair value of share based payments is estimated using option-pricing models based on the grant-date fair value of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service based awards, in 2014, 2013 and 2012, the Company also issued performance based awards which may vest in an amount that will depend on the Company’s achievement of specified performance objectives. The performance based awards have a performance criteria that will be measured based upon the Company’s achievement levels of average after-tax annual return on invested capital. During the years ended December 31, 2014, 2013 and 2012, the continuing operations of the Company recognized non-cash general and administrative expenses for stock options and restricted stock awards totaling $25.6 million, $22.5 million and $15.2 million, respectively.

Pursuant to the Employee Matters Agreement (see Note 2 – Spin-Off of Accommodations Business (Civeo)) we made certain adjustments to the exercise price and number of our stock based compensation awards with the intention of preserving the intrinsic value of the awards immediately prior to the Spin-Off. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current or former employee of the Company, a director of the Company or a director of Civeo as of immediately prior to the Spin-Off was adjusted such that the holder received an additional number of restricted stock awards or stock options of the Company common stock based on a calculated ratio. For outstanding stock options, the per share exercise price was adjusted by a factor equal to the per share exercise price of the option prior to the Spin-Off divided by the calculated ratio. The calculated ratio was obtained by dividing the pre-Spin-Off price of the Company’s common stock by the post-Spin-Off price of the Company’s common stock. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current employee of Civeo as of immediately prior to the Spin-Off was cancelled and the holder received a number of restricted stock awards or stock options of Civeo common stock. Adjustments to our stock based compensation awards did not result in additional compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off. As a result of the Spin-Off, the conversions of outstanding equity awards resulted in the issuance of an additional 452,981 restricted stock awards and 395,454 additional stock options. Shares available for future awards under the equity plan were increased by 1,876,109 shares to adjust for the lower post-Spin-Off stock price of the Company.

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

Guarantees

Some product sales in our offshore products businesses are sold with a warranty, generally ranging from 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region. Our total liability related to estimated warranties for our continuing operations was $2.8 million and $2.2 million at December 31, 2014 and 2013, respectively.

During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2014, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was approximately $42.9 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include potential future adjustments as a result of contingent consideration arrangements pursuant to business combinations and other contractual agreements, revenue and income recognized on the percentage-of-completion method, any valuation allowance recorded on net deferred tax assets, warranty, reserves on inventory and allowance for doubtful accounts. Actual results could materially differ from those estimates.

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

   See Note 20 – Subsequent Events.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.  Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at December 31, 2014 and 2013 is presented below (in thousands):

	2014	2013
Accounts receivable, net:
Trade	$348,115	$456,114
Unbilled revenue	148,371	163,766
Other	7,763	7,987
Total accounts receivable	504,249	627,867
Allowance for doubtful accounts	(7,125)	(7,534)
	$497,124	$620,333

	2014	2013
Inventories, net:
Finished goods and purchased products	$94,955	$91,909
Work in process	49,631	72,903
Raw materials	97,780	111,280
Total inventories	242,366	276,092
Allowance for excess, damaged, or obsolete inventory	(9,876)	(9,540)
	$232,490	$266,552

	Estimated
	Useful Life (in years)	2014	2013
Property, plant and equipment, net:
Land		$29,850	$76,545
Accommodations assets	3-15	--	1,535,407
Buildings and leasehold improvements	3-40	175,421	204,455
Machinery and equipment	2-28	438,980	434,578
Completion services equipment	2-10	387,165	314,445
Office furniture and equipment	1-10	30,647	57,026
Vehicles	1-10	129,922	140,156
Construction in progress		74,088	172,252
Total property, plant and equipment		1,266,073	2,934,864
Accumulated depreciation		(616,227)	(1,032,075)
		$649,846	$1,902,789

	2014	2013
Accrued liabilities:
Accrued compensation	$58,979	$71,535
Insurance liabilities	11,300	13,198
Accrued taxes, other than income taxes	4,851	7,619
Accrued interest	80	11,931
Accrued commissions	3,622	3,654
Accrued treasury stock repurchase	--	7,397
Other	17,298	16,712
	$96,130	$132,046

A significant portion of our accounts receivable ($177.8 million), inventories ($29.8 million), property, plant and equipment ($1.3 billion) and accrued liabilities ($25.2 million) at December 31, 2013 was related to our accommodations business and were transferred to Civeo at the date of the Spin-Off. See Note 2 – Spin Off of Accommodations Business (Civeo) for additional information on the Spin-Off.

Depreciation expense for our continuing operations was $117.7 million, $104.2 million and $86.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5.  Recent Accounting Pronouncements

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

In November 2014, the FASB issued guidance on business combinations which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs, or in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The guidance was effective on November 18, 2014. Implementation of this standard did not have an effect on the Company’s consolidated financial statements.

6.  Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss decreased from $85.7 million at December 31, 2013 to $22.1 million at December 31, 2014, primarily as a result of the Spin-Off of Civeo. See Note 2 – Spin-Off of Accommodations Business (Civeo) for additional information. Prior to the Spin-Off, our accumulated other comprehensive loss was primarily related to fluctuations in the Canadian and Australian dollar exchange rates compared to the U.S. dollar and our Canadian and Australian operations were primarily related to our accommodations business. Subsequent to the Spin-Off, our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our offshore products segment (primarily in the United Kingdom, Brazil and Thailand.)

7.  Acquisitions and Supplemental Cash Flow Information

Components of cash used for acquisitions related to our continuing operations as reflected in the consolidated statements of cash flows for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Fair value of assets acquired including intangibles and goodwill	$66,825	$108,833
Liabilities/equity assumed	(19,986)	(12,508)
Noncash consideration	(2,568)	(15,825)
Cash acquired	(11)	(51)
Cash used in acquisitions of businesses	$44,260	$80,449

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2013

On December 2, 2013, we acquired all of the operating assets of Quality Connector Systems, LLC (QCS) for total cash consideration of $42.3 million. Headquartered in Houston, Texas, QCS designs, manufactures and markets a portfolio of proprietary deep and shallow water pipeline connectors for subsea pipeline construction, repair and expansion projects. The operations of QCS have been included in our offshore products segment since the acquisition date.

2012

On December 14, 2012, we acquired all of the equity of Tempress Technologies, Inc. (Tempress) for purchase price consideration of $52.8 million. Headquartered in Kent, Washington, Tempress designs, develops and markets a suite of highly specialized, hydraulically-activated tools utilized during downhole completion activities. The operations of Tempress have been included in our well site services segment since the acquisition date.

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

The Company funded all of its acquisitions with cash on hand and/or amounts available under our credit facilities. See Note 11 – Long-term Debt for additional information on our senior secured credit facilities.

Supplemental Cash Flow Information

Cash paid during the years ended December 31, 2014, 2013 and 2012 for interest and income taxes for our continuing operations was as follows (in thousands):

	2014	2013	2012
Interest (net of amounts capitalized)	$40,375	$56,663	$53,636
Income taxes, net of refunds	$102,160	$90,927	$99,622

Non-cash financing activities:
Value of common stock issued in payment of 2 3/8% Notes conversion	$--	$--	$220,597
Borrowings and contingent consideration for business and asset acquisition and related intangibles	$--	$1,175	$15,825

8. Discontinued Operations

On May 30, 2014, we completed the Spin-Off of our accommodations business, Civeo Corporation, to the Company’s stockholders. On May 30, 2014, the stockholders of record of Oil States common stock as of the close of business on the Record Date received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. Following the Distribution Date, Oil States ceased to own any shares of Civeo common stock.

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu for the sale of Sooner, which comprised the entirety of the Company’s tubular services segment. Total consideration received by the Company was $600 million. We recognized a net gain on disposal of $128.4 million ($84.0 million after-tax) in 2013, which is included within “Net income from discontinued operations, net of tax”.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Civeo and Sooner, which had previously been presented as separate reporting segments, both meet the criteria for being reported as discontinued operations and have been reclassified from continuing operations. Discontinued operations for 2014 reflect the operating results of Civeo through the Distribution Date and adjustments related to the revaluation of outstanding equity awards and options previously awarded to the Sooner employees. Discontinued operations for 2013 and 2012 reflect the operating results of Civeo and Sooner.

In connection with the Spin-Off, the holders of our 5 1/8% Notes and 6 1/2% Notes had the right to require the Company to repurchase all of their notes. As such, we allocated a portion of the interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations based on a ratio of the net assets of the accommodations business to the total net assets of the Company, excluding consolidated debt. For the year ended December 31, 2014, 2013 and 2012 we allocated $13.7 million, $31.0 million and $10.7 million of interest expense related to our outstanding 5 1/8% Notes and 6 1/2% Notes to discontinued operations. In June 2014, we commenced and completed tender offers for all of our outstanding 5 1/8% Notes and 6 1/2% Notes and redeemed all remaining Notes that were not tendered in connection with the Spin-Off. See Note 11 – Long-term Debt for additional information regarding the tender offers.

The following table provides the components of net income from discontinued operations, net of tax for each operating segment (in thousands). The $128.4 million ($84.0 million after-tax) net gain related to the disposal of Sooner was excluded.

	2014	2013	2012
Revenues
Accommodations	$404,207	$1,041,104	$1,113,470
Tubular services	$--	$1,073,096	$1,781,899

Income from Accommodations discontinued operations:
Income from discontinued operations before income taxes	$62,504	$230,778	$337,460
Income tax expense	(11,004)	(44,925)	(77,069)
Net income from discontinued operations, net of tax	$51,500	$185,853	$260,391

Income from Tubular services discontinued operations:
Income from discontinued operations before income taxes	$321	$40,964	$75,122
Income tax expense	(45)	(18,643)	(28,031)
Net income from discontinued operations, net of tax	$276	$22,321	$47,091

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. Earnings Per Share (EPS)

The numerator (income) and denominator (shares) used for the computation of basic and diluted earnings per share from continuing operations were as follows (in thousands):

	2014		2013		2012
	Income	Shares	Income	Shares	Income	Shares
Basic:
Net income attributable to Oil States International, Inc.	$179,003		$421,258		$448,609
Less: Undistributed net income allocable to participating securities	(2,948)		(4,573)		--
Undistributed net income applicable to common stockholders	176,055		416,685		448,609
Less: Income from discontinued operations, net of tax	(51,776)		(292,217)		(307,482)
Add: Undistributed net income from discontinued operations allocable to participating securities	853		3,172		--
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$125,132	52,862	$127,640	54,969	$141,127	52,959
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders - Basic	$125,132	52,862	$127,640	54,969	$141,127	52,959
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	11	--	9	--	--	--
Options on common stock	--	274	--	341	--	488
2 3/8% Contingent Convertible Senior Subordinated Notes	--	--	--	--	--	1,793
Restricted stock awards and other	--	15	--	17	--	144
Income from continuing operations applicable to Oil States International, Inc. common stockholders - Diluted	125,143	53,151	127,649	55,327	141,127	55,384
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	50,923		289,045		307,482
Undistributed net income reallocated to participating securities	5		20		--
Net income attributable to Oil States International, Inc. common stockholders - Diluted	$176,071	53,151	$416,714	55,327	$448,609	55,384

Our calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 excluded 224,739 shares, 263,838 shares and 399,134 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

10. Goodwill and Other Intangible Assets

The Company tests for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company had two reporting units with goodwill as of December 31, 2014. Goodwill is allocated to each of the reporting units based on actual acquisitions made by the Company and its subsidiaries. The Company recognizes an impairment loss for any amount by which the carrying amount of a reporting unit's goodwill exceeds the reporting unit's IFV of goodwill. If our initial qualitative assessment of potential goodwill impairment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, the Company uses, as appropriate in the current circumstance, comparative market multiples, discounted cash flow calculations and acquisition comparables to establish the reporting unit's fair value (a Level 3 fair value measurement).

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment if there are indicators of impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment annually by comparing the fair value of the indefinite-lived intangible asset to its carrying value with the measurement of the impairment based on the excess of the carrying value over its fair value. As of December 31, 2014, no provision for impairment of other intangible assets was required.

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Total
Balance as of December 31, 2012
Goodwill	$201,281	$22,767	$224,048	$295,132	$118,933	$638,113
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	106,753	--	106,753	295,132	118,933	520,818
Goodwill acquired and purchase price adjustments	1,576	--	1,576	--	26,179	27,755
Foreign currency translation and other changes	(946)	--	(946)	(34,076)	99	(34,923)
	107,383	--	107,383	261,056	145,211	513,650

Balance as of December 31, 2013
Goodwill	201,911	22,767	224,678	261,056	145,211	630,945
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	107,383	--	107,383	261,056	145,211	513,650
Spin-Off of Civeo	--	--	--	(268,463)	--	(268,463)
Goodwill acquired and purchase price adjustments	193	--	193	--	882	1,075
Foreign currency translation and other changes	(1,137)	--	(1,137)	7,407	(331)	5,939
	106,439	--	106,439	--	145,762	252,201

Balance as of December 31, 2014
Goodwill	200,967	22,767	223,734	--	145,762	369,496
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	$106,439	$--	$106,439	$--	$145,762	$252,201

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the total amount of intangibles assigned and the total accumulated amortization for major intangible asset classes as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014		2013
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$37,803	$12,399	$88,783	$24,276
Contracts/Agreements	--	--	43,836	13,151
Patents	17,782	5,250	15,473	4,179
Technology	10,110	2,041	10,304	1,030
Noncompete agreements	3,968	915	4,785	933
Trademarks and other	5,914	2,037	5,912	601
Total amortizable intangible assets	$75,577	$22,642	$169,093	$44,170
Indefinite-lived intangible assets not subject to amortization:
Brand names	--	--	8,571	--
Licenses	--	--	37	--
Total indefinite-lived intangible assets	--	--	8,608	--
Total other intangible assets	$75,577	$22,642	$177,701	$44,170

A significant portion of our other intangible assets ($75.7 million), at December 31, 2013 was related to our accommodations business and were transferred to Civeo at the date of the Spin-Off. See Note 2 – Spin Off of Accommodations Business (Civeo) for additional information on the Spin-Off.

The weighted average remaining amortization period for all intangible assets, other than goodwill and indefinite- lived intangibles, was 3.6 years as of December 31, 2014 and 8.9 years as of December 31, 2013. Total amortization expense is expected to be $6.3 million in 2015, $6.2 million in 2016, $6.1 million in 2017, $5.9 million in 2018 and $5.7 million in 2019. Amortization expense for our continuing operations was $7.0 million, $5.1 million and $2.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.

11. Long-term Debt

As of December 31, 2014 and 2013, long-term debt consisted of the following (in thousands):

	2014	2013
Revolving credit facility, which matures May 28, 2019, with available commitments up to $600 million; secured by substantially all of our U.S. assets; commitment fee on unused portion of 0.375 % per annum in 2014; variable interest rate payable monthly based on LIBOR plus applicable percentage; no borrowings outstanding during 2013; weighted average interest rate was 1.8% for 2014	$140,684	$--

6 1/2% Senior Unsecured Notes, which were repaid in full during the three month period ended June 30, 2014; original due date of June 2019	--	600,000

5 1/8% Senior Unsecured Notes, which were repaid in full during the three month period ended June 30, 2014; original due date of January 2023	--	366,000

Capital lease obligations and other debt	6,681	7,221
Total debt	147,365	973,221
Less: Current portion	530	529
Total long-term debt and capitalized leases	$146,835	$972,692

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Scheduled maturities of combined long-term debt as of December 31, 2014, are as follows (in thousands):

2015	$530
2016	511
2017	517
2018	435
2019	141,014
Thereafter	4,358
$147,365

The Company's capital leases consist primarily of plant facilities and equipment. The value of capitalized leases and the related accumulated depreciation totaled $1.5 million and $0.7 million, respectively, at December 31, 2014. The value of capitalized leases and the related accumulated depreciation totaled $1.7 million and $0.6 million, respectively, at December 31, 2013.

Credit Facility

In connection with the Spin-Off, the Company terminated its then existing bank credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). From May 28, 2014 through December 31, 2014, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the period May 28, 2014 through December 31, 2014. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of December 31, 2014, we were in compliance with our debt covenants.

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

As of December 31, 2014, we had $140.7 million outstanding under the Credit Agreement and an additional $35.5 million of outstanding letters of credit, leaving $423.8 million available to be drawn under the credit facility. As of December 31, 2014, the Company had approximately $53.3 million of cash and cash equivalents.

5 1/8% Senior Unsecured Notes

On December 21, 2012, the Company sold $400 million aggregate principal amount of 5 1/8% Senior Notes due 2023 (5 1/8% Notes) through a private placement to qualified institutional buyers. In the fourth quarter of 2013, the Company repurchased $34.0 million aggregate principal amount of the 5 1/8% Notes and, in connection with the Spin-Off, repurchased the remaining $366.0 million aggregate principal amount in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, borrowings under our new Credit Agreement and available cash on hand.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6 1/2% Senior Unsecured Notes

On June 1, 2011, the Company sold $600 million aggregate principal amount of 6 1/2% Senior Notes due 2019 (6 1/2% Notes) through a private placement to qualified institutional buyers. In connection with the Spin-Off, the Company repurchased the $600.0 million aggregate principal amount of the 6 1/2% Notes in the second quarter of 2014 primarily through a tender offer. This tender offer was funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, borrowings under our new Credit Agreement and available cash on hand.

Loss on Extinguishment of Debt

During 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes in the second quarter, which resulted in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with such notes. The premium paid to repurchase the 6 1/2% and 5 1/8% Notes was due to their fair market value exceeding their book value at the date tendered or redeemed. In addition, as a result of the refinancing of our existing credit facility in the second quarter 2014, we recognized a loss on extinguishment of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the facility) from the write-off of unamortized deferred financing costs. During 2013, we recognized a loss on the extinguishment of debt totaling $6.2 million from the repurchase of a portion of our 5 1/8% Notes in the fourth quarter of 2013, resulting in a loss of $4.1 million, including the write-off of $0.4 million of unamortized deferred financing costs. Additionally, we wrote off $2.1 million of unamortized deferred financing costs associated with the full repayment of our U.S. term loan.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its Annual Report on Form 10-K for the year ended December 31, 2013, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Given the repurchase of all of the outstanding 5 1/8% Notes and 6 1/2% Notes as of June 30, 2014, the Company is no longer required to present expanded information with respect to the guarantor and non-guarantor subsidiaries.

12. Stock Repurchase Program

On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization is limited in duration and was set to expire on September 1, 2014. On August 20, 2014, the Board of Directors authorized an extension of the authorized Company stock repurchase program, which is now set to expire on September 1, 2015. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of December 31, 2014, a total of $350.1 million of our stock (4,228,530 shares) had been repurchased under this program. Subsequent to the end of the year and through February 20, 2015, we repurchased an additional $70.0 million of our stock (1,619,832 shares) in open market transactions pursuant to a 10b5-1 agreement entered into prior to December 31, 2014. The amount remaining under our current share repurchase authorization as of February 20, 2015 was approximately $79.9 million.

13. Retirement Plans

The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The continuing operations of the Company recognized expense of $13.0 million, $9.7 million and $9.6 million, respectively, related to matching contributions under its various defined contribution plans during the years ended December 31, 2014, 2013 and 2012, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. Income Taxes

Consolidated income from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
US operations	$128,639	$143,913	$145,231
Foreign operations	67,705	60,214	67,861
Total	$196,344	$204,127	$213,092

The components of the income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$56,317	$65,249	$47,418
State	5,426	2,881	3,257
Foreign	19,344	16,697	12,371
	81,087	84,827	63,046
Deferred:
Federal	(8,620)	(11,468)	9,614
State	26	263	(892)
Foreign	(3,376)	1,446	179
	(11,970)	(9,759)	8,901
Total Provision	$69,117	$75,068	$71,947

A reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of foreign income tax, net	(2.8)	(0.4)	(2.1)
Other nondeductible expenses	1.7	2.4	1.0
State tax expense, net of federal benefits	2.8	1.5	1.1
Domestic manufacturing deduction	(1.9)	(2.1)	(1.5)
Uncertain tax positions adjustments, net	--	--	(1.5)
Other, net	0.4	0.4	1.8
Effective tax rate	35.2%	36.8%	33.8%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$1,526	$1,842
Allowance for inventory reserves	7,102	6,682
Employee benefits	22,036	23,687
Deductible goodwill and other intangibles	-	9,208
Other reserves	5,659	5,922
Book over tax depreciation	257	1,489
Deferred Revenue	-	4,101
Foreign tax credit carryover	27,771	24,206
Net operating loss carryforward	2,700	-
Other	1,108	4,420
Gross deferred tax asset	68,159	81,557
Deferred tax liabilities:
Tax over book depreciation	(93,010)	(168,517)
Deferred revenue	(1,171)	(1,535)
Intangibles	(9,700)	(15,258)
Accrued liabilities	(2,298)	(5,815)
Unrepatriated foreign income	(145)	(6,312)
Other	(313)	(4,645)
Deferred tax liability	(106,637)	(202,082)
Net deferred tax liability	$(38,478)	$(120,525)

The Company's deferred tax balance based on net current items and net non-current items as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Current deferred tax liability	$(7,293)	$(3,508)
Long-term deferred tax liability	(31,185)	(117,017)
Net deferred tax liability	$(38,478)	$(120,525)

The analysis of deferred tax assets and liabilities detailed above as of December 31, 2013 relate to continuing and discontinued operations. A significant portion of our net deferred tax balances ($67.7 million), at December 31, 2013 was related to our accommodations business and were transferred to Civeo at the date of the Spin-Off. See Note 2 – Spin Off of Accommodations Business (Civeo) for additional information on the Spin-Off.

Our primary deferred tax assets at December 31, 2014, were related to foreign tax credit carryforwards, employee benefit costs for our Equity Participation Plan and allowance for inventory obsolescence. The foreign tax credits will expire in varying amounts after 2019.

At December 31, 2014 the Company had foreign NOL’s carryforward of $0.6 million, $1.2 million and $6.4 million for India, Thailand, and Brazil, respectively. The NOL’s carryforward for Thailand and India will expire after 2019 and 2022, respectively. The NOL’s carryforward for Brazil can be carried indefinitely.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intends to indefinitely reinvest, and upon which foreign taxes have been accrued or paid but no deferred U.S. income taxes have been provided is $230.5 million at December 31, 2014, the majority of which has been generated in the U.K. and Singapore. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

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

Tax years subsequent to 2010 remain open to U.S. federal tax audit and, because of NOL's utilized by the Company, years from 1994 to 2002 remain subject to federal tax audit with respect to NOL's available for tax carryforward. Our Canadian subsidiaries' federal tax returns subsequent to 2009 are subject to audit by the Canada Revenue Agency.

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

The total amount of unrecognized tax benefits as of December 31, 2014 was nil. The total amount of unrecognized tax benefits as of December 31, 2013 was $0.8 million. The balance was related to our accommodations business and was distributed to Civeo at the time of the Spin-Off. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company's provision for income taxes. As of December 31, 2014 and 2013, the Company had accrued nil and $0.1 million, respectively, of interest expense and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance as of January 1st	$836	$728	$1,847
Additions for tax positions of prior years	--	108	--
Reductions for tax positions of prior years	--	--	(1,119)
Lapse of the applicable statute of limitations	--	--	--
Distribution to Civeo	(836)	--	--
Balance as of December 31st	$--	$836	$728

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. Commitments and Contingencies

The Company leases a portion of its equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2014, were as follows (in thousands):

Operating Leases
2015	$10,162
2016	5,153
2017	3,458
2018	2,427
2019	1,700
Thereafter	1,662
Total	$24,562

Rental expense under operating leases for our continuing operations was $11.5 million, $12.3 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014, two lawsuits were filed by several current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs’ seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs’ seek recovery on their own behalf, and seek certification of a class of similarly situated employees. We are investigating the allegations, but plan to vigorously defend this litigation. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

16. Stock-Based and Deferred Compensation Plans

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

Pursuant to the Employee Matters Agreement (see Note 2 – Spin-Off of Accommodations Business (Civeo)) we made certain adjustments to the exercise price and number of our stock based compensation awards with the intention of preserving the intrinsic value of the awards immediately prior to the Spin-Off. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current or former employee of the Company, a director of the Company or a director of Civeo as of immediately prior to the Spin-Off was adjusted such that the holder received an additional number of restricted stock awards or stock options of the Company common stock based on a calculated ratio. For outstanding stock options, the per share exercise price was adjusted by a factor equal to the per share exercise price of the option prior to the Spin-Off divided by the calculated ratio. The calculated ratio was obtained by dividing the pre-Spin-Off price of the Company’s common stock by the post-Spin-Off price of the Company’s common stock. Each outstanding and unvested restricted stock award and each outstanding stock option of the Company, whether or not exercisable, that was held by a current employee of Civeo as of immediately prior to the Spin-Off was cancelled and the holder received a number of restricted stock awards or stock options of Civeo common stock. Adjustments to our stock based compensation awards did not result in additional compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off. As a result of the Spin-Off, the conversions of outstanding equity awards resulted in the issuance of an additional 452,981 restricted stock awards and 395,454 additional stock options. Shares available for future awards under the equity plan were increased by 1,876,109 shares to adjust for the lower post-Spin-Off stock price of the Company.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-based compensation pre-tax expense from continuing operations recognized in the years ended December 31, 2014, 2013 and 2012 totaled $25.6 million, $22.5 million and $15.2 million, respectively. Stock-based compensation pre-tax expense from discontinued operations recognized in the years ended December 31, 2014, 2013 and 2012 totaled $3.8 million, $12.0 million and $4.8 million, respectively. All tables below reflect activity for both continuing and discontinued operations.

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

Stock Options

The fair value of each option grant is estimated on the date of grant using a Black Scholes Merton option pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. The expected market price volatility of our common stock is based on an estimate made by us that considers the historical and implied volatility of our common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options awarded in 2014, 2013 and 2012 was based on a formula considering the vesting period, term of the options awarded and past experience.

	2014	2013	2012
Risk-free weighted interest rate	1.3%	0.6%	0.6%
Expected life (in years)	4.1	4.1	4.1
Expected volatility	38%	44%	57%

The following table presents the changes in stock options outstanding and related information for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Outstanding Options at December 31, 2013	896,905	$49.72	4.4	$46,643
Granted	118,950	100.43
Exercised	(387,719)	27.02
Forfeited/Expired	(15,904)	67.69
Surrendered, as a result of the Spin-Off	(120,799)	51.15
Issued in Conversion, as a result of the Spin-Off	516,253	34.94
Outstanding Options at December 31, 2014	1,007,686	38.97	5.4	$11,877

Exercisable Options at December 31, 2014	532,073	$27.56	2.9	$11,386

The weighted average fair values of options granted during 2014, 2013 and 2012 were $32.03 $28.31, and $37.38 per share, respectively. All options awarded in 2014 had a term of ten years and were granted with exercise prices at the grant date closing market price. The total intrinsic value of options exercised during 2014, 2013 and 2012 were $28.1 million, $43.6 million and $38.3 million, respectively. Cash received by the Company from option exercises during 2014, 2013 and 2012 totaled $10.5 million, $16.4 million and $13.6 million, respectively. The tax benefit realized for the tax deduction from stock options exercised during 2014, 2013 and 2012 totaled $6.9 million, $7.4 million and $6.9 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information for outstanding stock options outstanding at December 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of 12/31/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/2014	Weighted Average Exercise Price
$9.71	-	$ 21.96	347,071	0.75	$17.37	347,071	$17.37
$41.49	-	$ 49.33	474,587	7.32	$47.09	185,002	$46.68
$58.54	-	$ 58.54	186,028	9.13	$58.54	--	$--
$9.71	-	$ 58.54	1,007,686	5.39	$38.97	532,073	$27.56

Restricted Stock Awards

The following table presents the changes of restricted stock awards and related information for 2014:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at January 1, 2014	696,991	$78.60
Granted	294,208	93.09
Vested	(303,194)	93.78
Forfeited	(34,316)	75.35
Surrendered, as a result of the Spin-Off	(84,934)	87.15
Issued in Conversion, as a result of the Spin-Off	537,915	50.75
Nonvested shares at December 31, 2014	1,106,670	$39.80

During 2014, we granted restricted stock awards totaling 294,208 shares valued at a total of $27.4 million. Of the restricted stock awards granted in 2014, 231,000 awards vest in four equal annual installments beginning in February 2015, 48,900 awards are performance based awards that may vest in December 2016 in an amount that will depend on the Company’s achievement of specified performance objectives, 3,000 awards vest 100% in February 2015 and 10,528 awards vest 100% in May 2015. The 2014 performance based awards (48,900 shares at target performance level) with two-and-a-half-year cliff vesting have a performance criteria that will be measured based upon the Company’s achievement levels of average after-tax annual return on invested capital for the two and a half year period commencing July 1, 2014 and ending December 31, 2016.

The weighted average grant date fair value per share for restricted stock awards granted in 2014, 2013 and 2012 was $93.09, $82.05 and $84.46, respectively. The total fair value of restricted stock awards vested in 2014, 2013 and 2012 was $27.2 million, $18.7 million and $16.1 million, respectively. As of December 31, 2014, there was $33.4 million of total compensation costs related to nonvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average period of 2 years.

At December 31, 2014, a total of 2,447,745 shares were available for future grant under the Equity Participation Plan.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan (the Deferred Compensation Plan) that permits eligible employees and directors to elect to defer the receipt of all or a portion of their directors’ fees and/or salary and annual bonuses. Employee contributions to the Deferred Compensation Plan are matched by the Company at the same percentage as if the employee was a participant in the Company's 401(k) Retirement Plan and was not subject to the IRS limitations on match-eligible compensation. The Deferred Compensation Plan also permits the Company to make discretionary contributions to any employee's account, although none have been made to date. Director's contributions are not matched by the Company. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the participants' contributions on a basis equivalent to matching permitted under the Company's 401(k) Retirement Savings Plan. The vesting of contributions to the participants’ accounts is also equivalent to the vesting requirements of the Company's 401(k) Retirement Savings Plan. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (Trust) and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their individual accounts, including any discretionary contributions by the Company, in ten pre-approved mutual funds held by the Trust which cover a variety of securities and mutual funds. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants' individual accounts within the Trust. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Deferred Compensation Plan in cash. At December 31, 2014, Trust assets totaled $14.5 million, the majority of which is classified as “Other noncurrent assets” in the Company’s Consolidated Balance Sheet. The fair value of the investments was based on quoted market prices in active markets (a Level 1 fair value measurement). Amounts payable to the plan participants at December 31, 2014, including the fair value of the shares of the Company's common stock that are reflected as treasury stock, was $14.8 million and is classified as "Other noncurrent liabilities" in the consolidated balance sheet. The Company accounts for the Deferred Compensation Plan in accordance with current accounting standards regarding the accounting for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested.

In accordance with current accounting standards, all fair value fluctuations of the Trust assets have been reflected in the consolidated statements of income. Increases or decreases in the value of the plan assets, exclusive of the shares of common stock of the Company, have been included as compensation adjustments in the respective statements of income. Increases or decreases in the fair value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated statements of income. In response to the changes in total fair value of the Company's common stock held by the Trust, the Company recorded net compensation expense adjustments to the liability of less than $0.1 million in 2014, $0.5 million in 2013 and $(0.1) million in 2012.

17. Segment and Related Information

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments from continuing operations: well site services and offshore products. The Company's reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Separate business lines within the well site services segment have been disclosed to provide additional detail for that segment.

Financial information by business segment for continuing operations for each of the three years ended December 31, 2014, 2013 and 2012, is summarized in the following table in thousands. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in income (losses) of unconsolidated affiliates	Capital expenditures	Total assets
2014
Well site services -
Completion services	$656,862	$74,176	$148,787	$--	$107,580	$641,725
Drilling services	201,143	27,081	29,574	--	29,359	135,676
Total well site services	858,005	101,257	178,361	--	136,939	777,401
Offshore products	961,604	22,496	200,098	378	60,263	983,542
Corporate and eliminations	--	1,023	(68,204)	--	2,054	48,669
Total	$1,819,609	$124,776	$310,255	$378	$199,256	$1,809,612

2013
Well site services -
Completion services	$576,040	$65,644	$127,280	$--	$95,236	$589,626
Drilling services	170,467	24,908	22,363	--	25,535	139,973
Total well site services	746,507	90,552	149,643	--	120,771	729,599
Offshore products	882,627	17,751	156,918	(355)	42,694	940,825
Corporate and eliminations	--	928	(59,284)	--	1,430	338,435
Total	$1,629,134	$109,231	$247,277	$(355)	$164,895	$2,008,859

2012
Well site services -
Completion services	$522,618	$50,611	$124,620	$--	$86,567	$574,203
Drilling services	191,035	22,411	32,160	--	32,136	157,658
Total well site services	713,653	73,022	156,780	--	118,703	731,861
Offshore products	804,067	14,720	134,051	(417)	48,792	804,980
Corporate and eliminations	--	1,003	(43,186)	--	1,368	115,608
Total	$1,517,720	$88,745	$247,645	$(417)	$168,863	$1,652,449

Financial information by geographic segment for continuing operations for each of the three years ended December 31, 2014, 2013 and 2012, is summarized below in thousands. Revenues in the United States include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	United States	United Kingdom	Singapore	Other Non U.S.	Total
2014
Revenues from unaffiliated customers	$1,468,202	$188,753	$83,493	$79,161	$1,819,609
Long-lived assets	826,648	54,868	27,438	71,265	980,219
2013
Revenues from unaffiliated customers	$1,261,186	$171,439	$106,937	$89,572	$1,629,134
Long-lived assets	803,918	33,107	25,511	66,239	928,775
2012
Revenues from unaffiliated customers	$1,128,909	$205,618	$97,864	$85,329	$1,517,720
Long-lived assets	752,736	23,626	30,431	54,940	861,733

No customers accounted for more than 10% of the Company's revenues in the years ended December 31, 2014, 2013 and 2012. Equity in net income of unconsolidated affiliates is not included in operating income.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18. Valuation Allowances

Activity in the valuation accounts of our continuing operations was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$3,878	$3,364	$111	$(228)	$7,125
Allowance for excess, damaged or obsolete inventory	9,540	2,147	(1,772)	(39)	9,876

Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$3,804	$505	$(419)	$(12)	$3,878
Allowance for excess, damaged or obsolete inventory	8,603	2,076	(1,159)	20	9,540

Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	$1,913	$1,944	$(66)	$13	$3,804
Allowance for excess, damaged or obsolete inventory	7,820	3,844	(3,134)	73	8,603

19. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2014 and 2013 (in thousands, except per share amounts):

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
2014
Revenues	$405,237	$459,607	$471,032	$483,733
Gross profit(1)	132,866	151,699	164,535	164,626
Net income attributable to:
Continuing operations	34,709	(24,122)	58,387	58,253
Discontinued operations	36,795	16,242	(1,467)	206
Basic earnings per share:
Continuing operations	0.65	(0.45)	1.08	1.10
Discontinued operations	0.68	0.30	(0.03)	--
Diluted earnings per share:
Continuing operations	0.64	(0.45)	1.07	1.09
Discontinued operations	0.68	0.30	(0.02)	--

2013
Revenues	$378,859	$390,789	$438,176	$421,309
Gross profit(1)	110,919	124,960	136,474	143,612
Net income attributable to:
Continuing operations	28,599	28,865	35,490	36,087
Discontinued operations	73,590	47,660	132,250	38,717
Basic earnings per share:
Continuing operations	0.52	0.52	0.64	0.65
Discontinued operations	1.34	0.87	2.40	0.70
Diluted earnings per share:
Continuing operations	0.52	0.52	0.64	0.65
Discontinued operations	1.33	0.86	2.37	0.69

(1)	Represents "revenues" less "product costs" and "service and other costs" included in the Company's consolidated statements of income.

(2)

In the first quarter of 2014, we incurred $1.4 million, or $0.02 per diluted share after-tax, of third-party transaction costs in our continuing operations, primarily related to the Spin-Off. In the first quarter of 2013, we recognized a gain of $4.0 million, or $0.05 per diluted share after-tax, in our continuing operations from a decrease to a liability associated with contingent acquisition consideration in our completion services business.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)

In the second quarter of 2014, we recognized in our continuing operations a pre-tax loss on extinguishment of debt of $100.4 million, or $1.22 per diluted share after-tax, and $9.6 million, or $0.11 per diluted share after-tax, representing transaction costs primarily related to the Spin-Off. In the second quarter of 2013, we recognized in our continuing operations a charge of $3.0 million, or $0.05 per diluted share, from an increase in contingent acquisition consideration in our completion services business and we incurred $1.5 million, or $0.02 per diluted share after-tax, of transaction costs primarily related to the Spin-Off.

(4)	In the third quarter of 2013, we recognized a net gain on the disposal of our tubular services segment of $128.6 million, or $1.51 per diluted share after-tax, which is included within net income attributable to discontinued operations. In addition, in the third quarter of 2013, we recognized, a pre-tax loss on the extinguishment of debt of $3.3 million, or $0.04 per diluted share after-tax ($2.1 million, or $0.03 per diluted share after-tax, in continuing operations, and $1.2 million, or $0.01 per diluted share after-tax, in discontinued operations) and we incurred $2.6 million, or $0.03 per diluted share after-tax, of transaction costs in our continuing operations related to the Spin-Off.

(5)

In the fourth quarter of 2013, we recognized a pre-tax loss on the extinguishment of debt in our continuing operations of $6.2 million, or $0.07 per diluted share after-tax, and we incurred $1.6 million, or $0.02 per diluted share after-tax, of transaction costs in our continuing operations, primarily related to the Spin-Off.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.

20. Subsequent Events

On January 2, 2015, we acquired all of the equity of Montgomery Machine Company, Inc. (MMC). Headquartered in Houston, Texas, MMC combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry on a global basis. We believe that the acquisition of MMC will strengthen our position in our offshore products segment as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages. Subject to customary post-closing adjustments, total transaction consideration was $34.0 million, funded from amounts available under the Company’s credit facility. The operations of MMC will be included in our offshore products segment.

Subsequent to the end of the year and through February 20, 2015, we repurchased an additional $70.0 million of our stock (1,619,832 shares) in open market transactions pursuant to a 10b5-1 agreement entered into prior to December 31, 2014. The amount remaining under our current share repurchase authorization as of February 20, 2015 was approximately $79.9 million.