Form 10-K/A
period 2014-12-31
OIL STATES INTERNATIONAL, INC
filed 2015-04-30
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2015 was 51,592,033 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 23, 2015 (the “Original Filing”), is to re-file Exhibit 23.1 in the Original Filing, which did not include a conformed signature of Ernst & Young LLP. The registrant received a manually signed consent from Ernst & Young LLP on February 23, 2015.

Other than as set forth above, no part of the Original Filing is amended hereby, and this Amendment does not reflect events that have occurred after the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)	Index of Exhibits

Exhibit No.		Description

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

-------
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

OIL STATES INTERNATIONAL, INC. By /s/ CINDY B. TAYLOR Cindy B. Taylor President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on April 30, 2015.

Signature	Title

/s/ STEPHEN A. WELLS*	Chairman of the Board
Stephen A. Wells

/s/ CINDY B. TAYLOR	Director, President & Chief Executive Officer
Cindy B. Taylor	(Principal Executive Officer)

/s/ LLOYD A. HAJDIK	Senior Vice President, Chief Financial Officer and Treasurer
Lloyd A. Hajdik	(Principal Financial Officer)

/s/ SARAH A. MUNSON	Vice President, Controller and Chief Accounting Officer
Sarah A. Munson	(Principal Accounting Officer)

/s/ LAWRENCE R. DICKERSON*	Director
Lawrence R. Dickerson

/s/ S. JAMES NELSON, JR.*	Director
S. James Nelson, Jr.

/s/ MARK G. PAPA*	Director
Mark G. Papa

/s/ GARY L. ROSENTHAL*	Director
Gary L. Rosenthal

/s/ CHRISTOPHER T. SEAVER*	Director
Christopher T. Seaver

/s/ WILLIAM T. VAN KLEEF*	Director
William T. Van Kleef

*By: /s/ LLOYD A. HAJDIK
Lloyd A. Hajdik, pursuant to a power of
attorney filed as Exhibit 24.1 to the
Original Filing