Form 10-Q
period 2015-03-31
OIL STATES INTERNATIONAL, INC
filed 2015-04-30
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", “accelerated filer” and "smaller reporting company in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The Registrant had 51,592,033 shares of common stock, par value $0.01, outstanding and 9,899,002 shares of treasury stock as of April 28, 2015.

OIL STATES INTERNATIONAL, INC.

INDEX

	Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Income	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Cash Flows	6
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8 – 14

Cautionary Statement Regarding Forward-Looking Statements		15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

	(a) Index of Exhibits	25 – 26

Signature Page		27

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Revenues	$337,358	$405,237

Costs and expenses:
Cost of sales and services	237,722	272,371
Selling, general and administrative expenses	35,605	41,409
Depreciation and amortization expense	32,579	30,787
Other operating (income) expense	(2,308)	1,404
	303,598	345,971
Operating income	33,760	59,266

Interest expense	(1,708)	(8,046)
Interest income	136	116
Other income	466	1,527
Income from continuing operations before income taxes	32,654	52,863
Income tax provision	(13,252)	(18,142)
Net income from continuing operations	19,402	34,721
Net income from discontinued operations, net of tax	166	36,795
Net income	19,568	71,516
Less: Net income attributable to noncontrolling interest	--	12
Net income attributable to Oil States International, Inc.	$19,568	$71,504

Net income attributable to Oil States International, Inc.:
Continuing operations	$19,402	$34,709
Discontinued operations	166	36,795
Net income attributable to Oil States International, Inc.	$19,568	$71,504

Basic net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$0.38	$0.65
Discontinued operations	--	0.68
Net income	$0.38	$1.33

Diluted net income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$0.38	$0.64
Discontinued operations	--	0.68
Net income	$0.38	$1.32

Weighted average number of common shares outstanding:
Basic	50,826	53,288
Diluted	50,936	53,588

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net income	$19,568	$71,516

Other comprehensive loss:
Foreign currency translation adjustment	(14,490)	(20)
Unrealized loss on forward contracts, net of tax	(52)	--
Total other comprehensive loss	(14,542)	(20)

Comprehensive income	5,026	71,496
Less: Comprehensive loss attributable to noncontrolling interest	--	(53)
Comprehensive income attributable to Oil States International, Inc.	$5,026	$71,549

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$72,049	$53,263
Accounts receivable, net	377,132	497,124
Inventories, net	237,862	232,490
Prepaid expenses and other current assets	39,226	43,789
Total current assets	726,269	826,666

Property, plant, and equipment, net	659,605	649,846
Goodwill, net	265,295	252,201
Other intangible assets, net	64,128	52,935
Other noncurrent assets	30,091	27,964
Total assets	$1,745,388	$1,809,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$79,519	$108,949
Accrued liabilities	60,811	96,130
Income taxes	10,881	9,195
Current portion of long-term debt and capitalized leases	523	530
Deferred revenue	46,923	48,948
Other current liabilities	13,268	7,660
Total current liabilities	211,925	271,412

Long-term debt and capitalized leases	205,740	146,835
Deferred income taxes	40,287	33,913
Other noncurrent liabilities	19,597	16,795
Total liabilities	477,549	468,955

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 61,490,615 shares and 60,940,734 shares issued, respectively, and 51,591,765 shares and 53,017,359 shares outstanding, respectively	615	610
Additional paid-in capital	691,852	685,232
Retained earnings	1,170,834	1,151,266
Accumulated other comprehensive loss	(36,642)	(22,100)
Common stock held in treasury at cost, 9,898,850 and 7,923,375 shares, respectively	(558,820)	(474,351)
Total Oil States International, Inc. stockholders’ equity	1,267,839	1,340,657
Noncontrolling interest	--	--
Total stockholders’ equity	1,267,839	1,340,657
Total liabilities and stockholders’ equity	$1,745,388	$1,809,612

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Cash flows from operating activities:
Net income	$19,568	$71,516
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(166)	(36,795)
Depreciation and amortization	32,579	30,787
Deferred income tax expense (benefit)	5,923	(6,261)
Tax impact of share-based payment arrangements	40	(1,660)
Provision for bad debt	(617)	1,829
Gain on disposals of assets	(313)	(1,242)
Non-cash compensation charge	5,660	5,760
Amortization of deferred financing costs	195	823
Other, net	(253)	(58)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	117,900	(9,195)
Inventories	(6,235)	(11,766)
Accounts payable and accrued liabilities	(65,124)	(25,199)
Taxes payable	2,889	1,577
Other operating assets and liabilities, net	2,345	1,833
Net cash flows provided by continuing operating activities	114,391	21,949
Net cash flows provided by discontinued operating activities	260	83,362
Net cash flows provided by operating activities	114,651	105,311

Cash flows from investing activities:
Capital expenditures	(38,282)	(39,901)
Acquisitions of businesses, net of cash acquired	(33,948)	--
Proceeds from disposition of property, plant and equipment	437	1,980
Other, net	193	(386)
Net cash flows used in continuing investing activities	(71,600)	(38,307)
Net cash flows used in discontinued investing activities	--	(63,295)
Net cash flows used in investing activities	(71,600)	(101,602)

Cash flows from financing activities:
Revolving credit borrowings, net	59,030	--
Debt and capital lease repayments	(131)	(129)
Issuance of common stock from share-based payment arrangements	1,008	3,346
Purchase of treasury stock	(77,401)	(141,043)
Tax impact of share-based payment arrangements	(40)	1,660
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(6,084)	(4,915)
Other, net	1	(1)
Net cash flows used in continuing financing activities	(23,617)	(141,082)
Net cash flows used in discontinued financing activities	--	(1)
Net cash flows used in financing activities	(23,617)	(141,083)

Effect of exchange rate changes on cash	(648)	(7,059)
Net change in cash and cash equivalents	18,786	(144,433)
Cash and cash equivalents, beginning of period	53,263	599,306

Cash and cash equivalents, end of period	$72,049	$454,873

The accompanying notes are an integral part of these

financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2014	$610	$685,232	$1,151,266	$(22,100)	$(474,351)	$1,340,657
Net income.			19,568			19,568
Currency translation adjustment (excluding intercompany notes)				(13,819)		(13,819)
Currency translation adjustment on intercompany notes				(671)		(671)
Unrealized loss on forward contracts, net of tax				(52)		(52)
Exercise of stock options, including tax impact	1	967				968
Amortization of restricted stock compensation		4,665				4,665
Stock option expense		995				995
Restricted stock awards granted	4	(4)				--
Surrender of stock to pay taxes on restricted stock awards					(6,084)	(6,084)
OIS common stock withdrawn from deferred compensation plan		(3)			3	--
Stock repurchases					(78,388)	(78,388)
Balance, March 31, 2015	$615	$691,852	$1,170,834	$(36,642)	$(558,820)	$1,267,839

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

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) (the Spin-Off). The results of operations for our accommodations business have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

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

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K).

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

In April 2015, the FASB issued guidance on the presentation of debt issuance costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. For public business entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2015 and December 31, 2014 is presented below (in thousands):

	MARCH 31,	DECEMBER 31,
	2015	2014
Accounts receivable, net:
Trade	$253,517	$348,115
Unbilled revenue	125,220	148,371
Other	4,686	7,763
Total accounts receivable	383,423	504,249
Allowance for doubtful accounts	(6,291)	(7,125)
	$377,132	$497,124

	MARCH 31,	DECEMBER 31,
	2015	2014
Inventories, net:
Finished goods and purchased products	$106,041	$94,955
Work in process	48,958	49,631
Raw materials	93,367	97,780
Total inventories	248,366	242,366
Allowance for excess, damaged, or obsolete inventory	(10,504)	(9,876)
	$237,862	$232,490

	Estimated Useful Life (years)	MARCH 31, 2015	DECEMBER 31, 2014
Property, plant and equipment, net:
Land		$28,051	$29,850
Buildings and leasehold improvements	3-40	179,579	175,421
Machinery and equipment	2-28	446,555	438,980
Completion services equipment	2-10	399,959	387,165
Office furniture and equipment	1-10	31,252	30,647
Vehicles	1-10	130,569	129,922
Construction in progress		81,425	74,088
Total property, plant and equipment		1,297,390	1,266,073
Accumulated depreciation		(637,785)	(616,227)
		$659,605	$649,846

	MARCH 31,	DECEMBER 31,
	2015	2014
Accrued liabilities:
Accrued compensation	$21,669	$58,979
Insurance liabilities	11,788	11,300
Accrued taxes, other than income taxes	6,777	4,851
Accrued commissions	2,977	3,622
Accrued product warranty reserves	2,806	2,810
Other	14,794	14,568
	$60,811	$96,130

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased from $22.1 million at December 31, 2014 to $36.6 million at March 31, 2015 primarily as a result of foreign currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil, Thailand and Canada.) During the first quarter of 2015, the U.S. dollar strengthened significantly relative to the majority of key foreign currencies, and, as a result, our accumulated other comprehensive loss increased.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	EARNINGS PER SHARE

The numerator (income) and denominator (shares) used for the computation of basic and diluted earnings per share were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015		2014
	Income	Shares	Income	Shares
Basic:
Net income attributable to Oil States International, Inc.	$19,568		$71,504
Less: Undistributed net income allocable to participating securities	(409)		(781)
Undistributed net income applicable to common stockholders	19,159		70,723
Less: Income from discontinued operations, net of tax	(166)		(36,795)
Add: Undistributed net income from discontinued operations allocable to participating securities	3		402
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$18,996	50,826	$34,330	53,288
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$18,996	50,826	$34,330	53,288
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	1	--	2	--
Options on common stock	--	101	--	283
Restricted stock awards and other	--	9	--	17
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	18,997	50,936	34,332	53,588
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	163		36,393
Undistributed net income reallocated to participating securities	--		2
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$19,160	50,936	$70,727	53,588

Our calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 excluded 713,187 shares and 198,405 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

6.	BUSINESS ACQUISITIONS AND GOODWILL

On January 2, 2015, we acquired all of the equity of Montgomery Machine Company, Inc. (MMC). Headquartered in Houston, Texas, MMC combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry on a global basis. We believe that the acquisition of MMC will strengthen our position in our offshore products segment as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages. Our purchase price allocation is preliminary and subject to customary post-closing adjustments, total transaction consideration was $33.9 million in cash, net of cash acquired, funded from amounts available under the Company’s credit facility. The operations of MMC have been included in our offshore products segment since the acquisition date.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the three month period ended March 31, 2015 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Accommodations	Offshore Products	Total
Balance as of December 31, 2014
Goodwill	$200,967	$22,767	$223,734	$--	$145,762	$369,496
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	106,439	--	106,439	--	145,762	252,201
Goodwill acquired and purchase price adjustments	--	--	--	--	14,420	14,420
Foreign currency translation and other changes	(1,066)	--	(1,066)	--	(260)	(1,326)
	$105,373	$--	$105,373	$--	$159,922	$265,295

Balance as of March 31, 2015
Goodwill	$199,901	$22,767	$222,668	$--	$159,922	$382,590
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	--	(117,295)
	$105,373	$--	$105,373	$--	$159,922	$265,295

7.	DISCONTINUED OPERATIONS

On May 30, 2014, we completed the Spin-Off of our accommodations business, Civeo Corporation, to the Company’s stockholders. On May 30, 2014, the stockholders of record of Oil States common stock as of the close of business on May 21, 2014 (the Record Date) received two shares of Civeo common stock for each share of Oil States common stock held as of the Record Date. Following the Spin-Off, Oil States ceased to own any shares of Civeo common stock.

On September 6, 2013, the Company entered into a Stock Purchase Agreement with Marubeni-Itochu for the sale of Sooner, Inc. and its subsidiaries, which comprised the entirety of the Company’s tubular services segment.

The following table provides the components of net income from discontinued operations, net of tax for each operating segment (in thousands).

	Three Months Ended March 31,
	2015	2014

Revenues
Accommodations	$--	$252,799
Tubular services	$--	$--

Income from Accommodations discontinued operations:
Income from discontinued operations before income taxes	$260	$46,002
Income tax expense	(94)	(9,368)
Net income from discontinued operations, net of tax	$166	$36,634

Income from Tubular services discontinued operations:
Income from discontinued operations before income taxes	$--	$257
Income tax expense	--	(96)
Net income from discontinued operations, net of tax	$--	$161

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

8.	DEBT

As of March 31, 2015 and December 31, 2014, long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility, which matures May 28, 2019, with available commitments up to $600 million and with a weighted average interest rate of 3.3% for the three month period ended March 31, 2015	$199,713	$140,684
Capital lease obligations and other debt	6,550	6,681
Total debt	206,263	147,365
Less: Current portion	523	530
Total long-term debt and capitalized leases	$205,740	$146,835

Credit Facility

In connection with the Spin-Off, the Company terminated its then existing credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first quarter of 2015, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the first quarter of 2015. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of March 31, 2015, we were in compliance with our debt covenants. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The credit facility also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions. As of March 31, 2015, we had $199.7 million outstanding under the Credit Agreement and an additional $43.8 million of outstanding letters of credit, leaving $356.5 million available to be drawn under the credit facility. As of March 31, 2015, the Company had approximately $72.0 million of cash and cash equivalents.

9.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, bank debt and foreign currency forward contracts. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

10.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2015	53,017,359
Repurchase of shares – transferred to treasury	(1,832,242)
Shares issued upon granting of restricted stock awards, net of forfeitures	450,856
Shares issued upon exercise of stock options	99,025
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(143,233)
Shares of common stock outstanding – March 31, 2015	51,591,765

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization is limited in duration and was set to expire on September 1, 2014. On August 20, 2014, the Board of Directors authorized an extension of the authorized Company stock repurchase program, which is now set to expire on September 1, 2015. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of March 31, 2015, a total of $428.5 million of our stock (6,060,772 shares) had been repurchased under this program. The amount remaining under our current share repurchase authorization as of March 31, 2015 was approximately $71.5 million.

11.	STOCK BASED COMPENSATION

The following table presents a summary of stock option award and restricted stock award activity for the three months ended March 31, 2015.

	Stock Options	Restricted Stock Awards
	Number of Shares
Outstanding at January 1, 2015	1,007,686	1,106,670
Granted	119,370	537,072
Options Exercised/Stock Vested	(99,025)	(417,600)
Cancelled	(1,844)	(10,316)
Outstanding at March 31, 2015	1,026,187	1,215,826

Stock based compensation pre-tax expense from continuing operations recognized in the three month periods ended March 31, 2015 and 2014 totaled $5.7 million and $5.8 million, respectively.

In February 2015, the Company granted performance based stock awards totaling 75,900 shares valued at a total of $3.2 million. These performance based awards may vest in February 2018 in an amount that will depend on the Company’s achievement of specified performance objectives. These performance based awards have a performance criteria that will be measured based upon the Company’s achievement levels of average after-tax annual return on invested capital for the three year period commencing January 1, 2015 and ending December 31, 2017.

At March 31, 2015, $50.0 million of compensation cost related to unvested stock options and restricted stock awards attributable to vesting conditions had not yet been recognized.

12.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended March 31, 2015 was a total tax expense of $13.3 million, or 40.6% of pretax income, compared to income tax expense of $18.1 million, or 34.3% of pretax income, for the three months ended March 31, 2014. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was largely the result of a $2.3 million deferred tax adjustment for certain prior period non-deductible items.

13.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, the Company has identified the following reportable segments: well site services and offshore products. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Separate business lines within the well site services segment have been disclosed to provide additional information for that segment.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for continuing operations for each of the three months ended March 31, 2015 and 2014 is summarized in the following table (in thousands).

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings (losses) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2015
Well site services –
Completion services	$118,111	$19,443	$12,468	$-	$22,762	$596,275
Drilling services	23,678	6,682	(2,539)	-	6,551	124,284
Total well site services	141,789	26,125	9,929	-	29,313	720,559
Offshore products	195,569	6,100	36,542	(50)	8,893	977,393
Corporate and eliminations	-	354	(12,711)	-	76	47,436
Total	$337,358	$32,579	$33,760	$(50)	$38,282	$1,745,388

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings (losses) of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2014
Well site services –
Completion services	$146,461	$17,944	$31,045		$-	$23,012	$596,020
Drilling services	46,564	6,884	5,795		-	7,114	143,498
Total well site services	193,025	24,828	36,840		-	30,126	739,518
Offshore products	212,212	5,695	37,348		97	9,563	956,986
Corporate and eliminations	-	264	(14,922)	(1)	-	212	154,017
Total	$405,237	$30,787	$59,266		$97	$39,901	$1,850,521

(1)	The corporate operating losses for the three months ended March 31, 2014 include $1.4 million of transaction costs primarily incurred in connection with the Spin-Off.

14.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and early 2015, a number of lawsuits were filed by current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs’ seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs’ seek recovery on their own behalf, and seek certification of a class of similarly situated employees. We are investigating the allegations, but plan to vigorously defend this litigation.

In addition, we are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses, and in other cases, we have indemnified the buyers of businesses from us.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains "certain forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in the quarterly report may contain "forward-looking statements." The "forward-looking statements" can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part II, Item 1A. Risk Factors” in this report and "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Form 10-K filed with the Commission on February 23, 2015. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Due to the spin-off of our accommodations business on May 30, 2014 (the Spin-Off), and the sale of our tubular services business on September 6, 2013, both of which are reported as discontinued operations, our management believes that income from continuing operations is more representative of the Company’s current business environment and focus. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to income (loss) from continuing operations.

Spin-Off of Accommodations Business

On May 30, 2014, we completed the Spin-Off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company’s shareholders. Results of operations for Civeo have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

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

In the past few years, crude oil prices have been volatile due to global economic uncertainties as well as inadequate regional well site transportation infrastructure. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and continued to drop precipitously throughout the remainder of 2014 and into the first quarter of 2015. The material decrease in crude oil prices can primarily be attributed to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar, the Organization of Petroleum Exporting Companies’ (OPEC’s) hesitancy to cut production and relatively flat to modestly increasing global oil demand. The average price of West Texas Intermediate (WTI) crude oil decreased from an average price of $73 per barrel in the fourth quarter of 2014 to $48 per barrel at the end of the first quarter of 2015. This compares to an average price of $99 per barrel in the first quarter of 2014. The average price of Intercontinental Exchange Brent (Brent) crude decreased from an average price of $76 per barrel in the fourth quarter of 2014 to $54 per barrel at the end of the first quarter of 2015. This compares to an average price of $108 per barrel in the first quarter of 2014. As of April 28, 2015, WTI crude increased from the end of the first quarter of 2015 to approximately $57 per barrel, while Brent crude increased from the end of the first quarter of 2015 to approximately $65 per barrel. This partial price recovery is largely due to expectations that the material declines in customers’ spending will lead to production declines in future periods. The price for WTI will influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Permian and Eagle Ford basins, and a number of companies have announced reductions in capital spending, including in these plays. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. The price for Brent crude will influence our customers’ spending related to offshore drilling and development and, thus, the activity of our offshore products segment.

Given the historical volatility of crude prices, there remains a risk that prices could deteriorate further due to high levels of domestic crude oil production, slowing growth rates in various global regions and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of oil and global inventory levels were to decrease due to reduced capital investment by our customers or government instability in a major oil-producing nation and energy demand continues to increase in the U.S. and countries such as China and India, a further recovery in WTI and Brent crude prices could occur. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, the timing of which is difficult to predict. If commodity prices do not improve or if they decline further, demand for our products and services could further decline.

Prices for natural gas in the U.S. averaged $2.90 per mmBtu in the first quarter of 2015 compared to $3.78 per mmBtu in the fourth quarter of 2014 and $5.18 per mmBtu in the first quarter of 2014. Natural gas prices declined during the first quarter of 2015 largely due to increased natural gas inventories. Natural gas prices traded at approximately $2.50 per mmBtu as of April 28, 2015. Strong production and a milder winter this year compared to last year resulted in significant increases in natural gas inventories in the U.S. during the first quarter of 2015, from 55% below the 5-year average as of the end of the first quarter of 2014 to 12% below the 5-year average as of the end of the first quarter of 2015. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques which continued during the first quarter of the year. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mcf)
3/31/2015	$48.49	$53.98	$2.90
12/31/2014	73.21	76.43	3.78
9/30/2014	97.87	101.90	3.96
6/30/2014	103.35	109.69	4.61
3/31/2014	98.68	108.14	5.18
12/31/2013	97.50	109.23	3.85
9/30/2013	105.83	110.23	3.55
6/30/2013	94.05	102.56	4.02
3/31/2013	94.33	112.47	3.49
12/31/2012	88.01	110.15	3.40

(1)	Source: U.S. Energy Information Administration (EIA). As of April 28, 2015, WTI crude, Brent crude and natural gas traded at approximately $57 per barrel, $65 per barrel and $2.52 mmBtu.

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

Our offshore products segment provides highly engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon capital spending for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. We believe these deepwater projects are less susceptible to short-term fluctuations in the price of crude oil and natural gas although it is possible that the recent decline in crude oil prices may cause exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects.

Bidding and quoting activity for our offshore products segment continued during the first quarter of 2015, albeit at a slower pace. However, backlog in our offshore products segment decreased approximately 3% to $474 million at March 31, 2015 from $490 million at December 31, 2014 due to delays in award timing and contract negotiations resulting from the significant decline in commodity prices beginning in the fourth quarter of 2014. Backlog totaled $578 million at March 31, 2014.

Our well site services business segment is also affected by drilling and completion activity primarily in the U.S., including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. In the past few years, our industry has experienced a shift in spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to the most current rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially in recent months due to much lower crude oil prices, totaling 703 rigs as of April 24, 2015. Despite this decline, the April 24, 2015 oil rig count still comprises approximately 75% of total U.S. drilling activity. The remaining 25% of drilling activity is largely natural gas related. The U.S. natural gas-related working rig count has declined from more than 810 rigs at the beginning of 2012 to 225 rigs as of April 24, 2015, a more than 27 year low.

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

Demand for our land drilling and completion services businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells expected to be drilled, total footage expected to be drilled and the number of drilled wells that are completed. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

		Average Drilling Rig Count for
	As Of	Three Months Ended
	April 24,	March 31,
	2015	2015	2014
U.S. Land – Oil	679	1,052	1,393
U.S. Land – Natural gas and other	219	279	331
U.S. Offshore	34	49	56
Total U.S.	932	1,380	1,780
Canada	79	309	526
Total North America	1,011	1,689	2,306

The average North American rig count for the three months ended March 31, 2015 decreased 590 rigs, or 26%, compared to the three months ended March 31, 2014 in response to much lower crude oil prices from the levels experienced in the first quarter of 2014.

Exacerbating the steep declines in drilling activity, several of our exploration and production customers have been and are continuing to defer well completions. These deferred completions are referred to in the industry as drilled but uncompleted wells (or “DUC’s”). Motivation on the part of our customers to defer completions is generally driven by the need to preserve cash flow in a weak commodity price environment and/or the desire to produce reserves at a later date with expectations that commodity prices will improve and/or completion costs will decline. Given our wellsite services segment’s exposure to completion activity, DUC’s have an added negative impact on our results of operations.

We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect to spend a total of approximately $160 million to $180 million for capital expenditures during 2015 to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, vendor delivery timing and free cash flow generation. We plan to fund the capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. In our well site services segment, the majority of capital expenditures in the first quarter of 2015 were carryover from 2014. In this segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: well site services and offshore products. Selected financial information by business segment for the three months ended March 31, 2015 and 2014 is summarized below (in millions, except % amounts):

	THREE MONTHS ENDED
	March 31,
			Variance
			2015 vs. 2014
	2015	2014	$	%

Revenues
Well site services -
Completion services	$118.1	$146.4	$(28.3)	(19)%
Drilling services	23.7	46.6	(22.9)	(49)%
Total well site services	141.8	193.0	(51.2)	(27)%
Offshore products	195.6	212.2	(16.6)	(8)%
Total	$337.4	$405.2	$(67.8)	(17)%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$80.7	$90.5	$(9.8)	(11)%
Drilling services	18.9	33.2	(14.3)	(43)%
Total well site services	99.6	123.7	(24.1)	(19)%
Offshore products	138.1	148.7	(10.6)	(7)%
Total	$237.7	$272.4	$(34.7)	(13)%
Gross margin
Well site services -
Completion services	$37.4	$55.9	$(18.5)	(33)%
Drilling services	4.8	13.4	(8.6)	(64)%
Total well site services	42.2	69.3	(27.1)	(39)%
Offshore products	57.5	63.5	(6.0)	(9)%
Total	$99.7	$132.8	$(33.1)	(25)%
Gross margin as a percentage of revenues
Well site services -
Completion services	32%	38%
Drilling services	20%	29%
Total well site services	30%	36%
Offshore products	29%	30%
Total	30%	33%

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

We reported net income from continuing operations attributable to the Company for the quarter ended March 31, 2015 of $19.4 million, or $0.38 per diluted share, including $2.1 million of severance and other downsizing initiatives, and a higher effective tax rate driven primarily by a $2.3 million deferred tax adjustment for certain prior period non-deductible items. Excluding the first quarter 2015 significant charges and higher effective tax rate, net income from continuing operations would have been $23.1 million, or $0.45 per diluted share. These results compare to net income from continuing operations attributable to the Company for the quarter ended March 31, 2014 of $34.7 million, or $0.64 per diluted share, including $1.4 million, or $0.02 per diluted share after-tax, of transaction costs in the first quarter of 2014 included in “Other operating expense” primarily incurred in connection with the Spin-Off.

Revenues. Consolidated revenues decreased $67.8 million, or 17%, in the first quarter of 2015 compared to the first quarter of 2014.

Our well site services segment revenues decreased $51.2 million, or 27%, in the first quarter of 2015 compared to the first quarter of 2014 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $28.3 million, or 19%, in the first quarter of 2015 compared to the first quarter of 2014, primarily due to a 15% decrease in our revenue per completion services job and a 5% decrease in the number of service tickets completed as a result of decreased activity in the active shale basins coupled with pricing pressure. Our drilling services revenues decreased $22.9 million, or 49%, in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 81% during the first quarter of 2014 to an average of 44% in the first quarter of 2015 primarily due to lower crude oil prices.

Our offshore products segment revenues decreased $16.6 million, or 8%, in the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily the result of decreased subsea and drilling product sales and decreased backlog coming into 2015, partially offset by increased services revenues.

Cost of Sales and Service. Our consolidated cost of sales and services decreased $34.7 million, or 13%, in the first quarter of 2015 compared to the first quarter of 2014 as a result of decreased cost of sales at our well site services and offshore products segments of $24.1 million, or 19%, and $10.6 million, or 7%, respectively. With cost of sales and service decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 33% in the first quarter of 2014 to 30% in the first quarter of 2015 primarily due to lower margins realized in our wellsite services segment in the first quarter of 2015.

Our well site services segment cost of sales decreased $24.1 million, or 19%, in the first quarter of 2015 compared to the first quarter of 2014 as a result of a $9.8 million, or 11%, decrease in completion services cost of sales and a $14.3 million, or 43%, decrease in drilling services cost of sales. These decreases in cost of sales, which directly correlated to the revenue decreases in these businesses, also reflect cost reduction measures implemented in response to the decrease in revenues caused by industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 36% in the first quarter of 2014 to 30% in the first quarter of 2015. Our completion services gross margin as a percentage of revenues decreased from 38% in the first quarter of 2014 to 32% in the first quarter of 2015 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 29% in the first quarter of 2014 to 20% in the first quarter of 2015 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $10.6 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014 and gross margin as a percentage of revenues remained generally constant (30% in the first quarter of 2014 compared to 29% in the first quarter of 2015).

Selling, General and Administrative Expenses. SG&A expense decreased $5.8 million, or 14%, in the first quarter of 2015 compared to the first quarter of 2014 largely due to decreased bad debt expense, commissions, audit and tax fees, and reduced travel and entertainment expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 6%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to capital expenditures made during the previous twelve months across all segments of our Company along with increased depreciation and amortization expense related to the MMC acquisition which closed at the beginning of the first quarter of 2015.

Other Operating (Income) Expense. Other operating (income) expense moved from other operating expense of $1.4 million in the first quarter of 2014 to other operating income of $2.3 million in the first quarter of 2015 primarily due to decreases in foreign currency exchange losses and transaction costs incurred in connection with the Spin-Off.

Operating Income. Consolidated operating income decreased $25.5 million, or 43%, in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of decreases in operating income from our wellsite services segment of $26.9 million, or 73%, resulting from decreased revenues caused by industry activity declines.

Interest Expense and Interest Income. Net interest expense decreased $6.4 million, or 80%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the Company’s repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014, partially offset by increased amounts outstanding under our current credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.9% in the first quarter of 2014 to 3.3% in the first quarter of 2015 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014.

Income Tax Expense. The Company’s income tax provision for the three months ended March 31, 2015 totaled $13.3 million, or 40.6% of pretax income, compared to income tax expense of $18.1 million, or 34.3% of pretax income, for the three months ended March 31, 2014. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was largely the result of a $2.3 million deferred tax adjustment for certain prior period non-deductible items.

Discontinued Operations. Net income from discontinued operations for the first quarter of 2015 was $0.2 million compared to net income of $36.8 million for the first quarter of 2014. There were no revenues reported within discontinued operations during the first quarter of 2015 compared to $252.8 million for the first quarter of 2014 due to the Spin-Off in the second quarter of 2014. Operating income included within discontinued operations was $0.3 million and $54.6 million for the first quarter of 2015 and 2014, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of accommodations operations for the first quarter of 2015 compared to 2014.

Other Comprehensive Loss. Other comprehensive loss increased $14.8 million in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil, Thailand and Canada.)

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

Operating Activities

Cash totaling $114.4 million was provided by continuing operations during the first quarter of 2015 compared to $21.9 million provided by continuing operations during the first quarter of 2014. During the first quarter of 2015, $51.8 million was provided from net working capital reductions, primarily due to decreases in receivables. During the first quarter of 2014, $42.8 million was used to fund working capital, primarily due to decreases in accounts payable and accrued liabilities and increases in inventory in our offshore products segment.

Investing Activities

Cash was used in investing activities during the three months ended March 31, 2015 in the amount of $71.6 million compared to $38.3 million used in continuing operations during the three months ended March 31, 2014. Capital expenditures for continuing operations totaled $38.3 million and $39.9 million during the three months ended March 31, 2015 and 2014, respectively. Capital expenditures in both years consisted principally of purchases of completion services equipment, upgrading and maintenance of our drilling services equipment, expansion and upgrading of our offshore products segment facilities and various other capital spending initiatives.

On January 2, 2015, we acquired all of the equity of MMC. Subject to customary post-closing adjustments, total transaction consideration was $33.9 million in cash, net of cash acquired, funded from amounts available under the Company’s credit facility.

We currently expect to spend a total of approximately $160 million to $180 million for capital expenditures during 2015 to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, vendor delivery timing and free flow cash generation. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At March 31, 2015, we had cash totaling $70.7 million held by foreign subsidiaries, primarily in the United Kingdom and Singapore. Our intent is to utilize at least a portion of these cash balances for future investment outside the United States. Approximately $24 million of cash held by foreign subsidiaries can be repatriated without triggering a tax consequence.

Financing Activities

Net cash of $23.6 million was used in financing activities during the three months ended March 31, 2015, primarily as a result of repurchases of our common stock totaling $77.4 million partially offset by borrowings under our revolving credit facility. Net cash of $141.1 million was used in continuing financing activities during the three months ended March 31, 2014, primarily as a result of repurchases of our common stock.

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

Stock Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company stock repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. The Board of Directors’ authorization is limited in duration and was set to expire on September 1, 2014. On August 20, 2014, the Board of Directors authorized an extension of the authorized Company stock repurchase program, which is now set to expire on September 1, 2015. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of March 31, 2015, a total of $428.5 million of our stock (6,060,772 shares) had been repurchased under this program. The amount remaining under our current share repurchase authorization as of March 31, 2015 was approximately $71.5 million.

Credit Facilities. In connection with the Spin-Off, the Company terminated its then existing bank credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility (the revolving credit facility). The Company has an option to increase the maximum borrowings under the new facility to $750 million contingent upon additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first quarter of 2015, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first quarter of 2015.  The commitment fee represented 19.9% of our first quarter 2015 consolidated interest expense.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.  As of March 31, 2015, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2015.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

As of March 31, 2015, we had $199.7 million in borrowings outstanding under the Credit Agreement and $43.8 million of outstanding letters of credit, leaving $356.5 million available to be drawn under the revolving credit facility.

Our total debt represented 14.0% of our combined total debt and stockholders’ equity at March 31, 2015 compared to 9.9% at December 31, 2014 and 27.4% at March 31, 2014.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2015, we had floating-rate obligations totaling approximately $199.7 million drawn under our credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2015 levels, our consolidated interest expense would increase by a total of approximately $2.0 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2015, our reported foreign exchange gains were $1.6 million and are included in “Other operating (income) expense” in the Consolidated Statements of Income. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of March 31, 2015 and December 31, 2014, we had outstanding foreign currency forward purchase contracts with notional amounts of $5.4 million related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive losses of less than $0.1 million for the three months ended March 31, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and early 2015, a number of lawsuits were filed by current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs’ seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs’ seek recovery on their own behalf, and seek certification of a class of similarly situated employees. We are investigating the allegations, but plan to vigorously defend this litigation.

In addition, we are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses, and in other cases, we have indemnified the buyers of businesses from us.

Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

“Item 1A. Risk Factors” of our 2014 Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as set forth in our 2014 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
January 1, 2015 – January 31, 2015	1,409,709	$43.12(2)	1,409,709	$ 89,131,827
February 1, 2015 – February 28, 2015	353,137(3)	$43.30(4)	210,123	$ 79,916,506
March 1, 2015 - March 31, 2015	212,629(5)	$39.51(6)	212,410	$ 71,528,708
Total	1,975,475	$42.76	1,832,242	$ 71,528,708

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
(3)

Includes 143,014 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(4)

The price paid per share was based on the closing price of our Company’s common stock on February 16, 2015, February 17, 2015 and February 19, 2015 which represent the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

(5)

Includes 219 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(6)

The price paid per share was based on the closing price of our Company’s common stock on March 1, 2015 and March [30], 2015 which represent the dates the restrictions lapsed on such shares, and on the weighted average closing price of our Company’s common stock on the dates in which we repurchased shares under our common stock repurchase program.

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

OIL STATES INTERNATIONAL, INC.

Date: April 30, 2015	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: April 30, 2015	By	/s/ SARAH A. MUNSON
Sarah A. Munson
Vice President, Controller and
Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

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