Form 10-Q
period 2015-06-30
OIL STATES INTERNATIONAL, INC
filed 2015-07-30
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The Registrant had 51,290,324 shares of common stock, par value $0.01, outstanding and 10,275,727 shares of treasury stock as of July 28, 2015.

OIL STATES INTERNATIONAL, INC.

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Operations	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Cash Flows	6
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8 – 17

Cautionary Statement Regarding Forward-Looking Statements		18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28 – 29

Item 4.	Controls and Procedures	29

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	29 – 30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

	(a) Index of Exhibits	31

Signature Page		32

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014

Revenues	$269,258	$459,607	$606,617	$864,844

Costs and expenses:
Cost of sales and services	194,664	307,908	432,386	580,280
Selling, general and administrative expenses	32,002	43,039	67,607	84,447
Depreciation and amortization expense	32,432	31,107	65,011	61,894
Other operating expense (income)	1,436	10,008	(871)	11,412
	260,534	392,062	564,133	738,033
Operating income	8,724	67,545	42,484	126,811

Interest expense	(1,627)	(5,853)	(3,335)	(13,898)
Interest income	138	146	275	261
Loss on extinguishment of debt	--	(100,410)	--	(100,410)
Other income	355	810	821	2,337
Income (loss) from continuing operations before income taxes	7,590	(37,762)	40,245	15,101
Income tax (provision) benefit	(1,442)	13,646	(14,694)	(4,496)
Net income (loss)from continuing operations	6,148	(24,116)	25,551	10,605
Net income from discontinued operations, net of tax	35	16,242	201	53,037
Net income (loss)	6,183	(7,874)	25,752	63,642
Less: Net income attributable to noncontrolling interest	--	6	--	18
Net income (loss) attributable to Oil States International, Inc.	$6,183	$(7,880)	$25,752	$63,624

Net income (loss) attributable to Oil States International, Inc.:
Continuing operations	$6,148	$(24,122)	$25,551	$10,587
Discontinued operations	35	16,242	201	53,037
Net income (loss) attributable to Oil States International, Inc.	$6,183	$(7,880)	$25,752	$63,624

Basic net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$0.12	$(0.45)	$0.50	$0.20
Discontinued operations	--	0.30	--	0.98
Net income (loss)	$0.12	$(0.15)	$0.50	$1.18

Diluted net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$0.12	$(0.45)	$0.50	$0.20
Discontinued operations	--	0.30	--	0.98
Net income (loss)	$0.12	$(0.15)	$0.50	$1.18

Weighted average number of common shares outstanding:
Basic	50,427	53,090	50,627	53,189
Diluted	50,515	53,090	50,725	53,486

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Net income (loss)	$6,183	$(7,874)	$25,752	$63,642

Other comprehensive income (loss):
Foreign currency translation adjustment	9,773	23,465	(4,718)	23,445
Unrealized gain on forward contracts, net of tax	124	1	72	1
Total other comprehensive income (loss)	9,897	23,466	(4,646)	23,446

Comprehensive income	16,080	15,592	21,106	87,088
Less: Comprehensive income (loss) attributable to noncontrolling interest	--	48	--	(6)
Comprehensive income attributable to Oil States International, Inc.	$16,080	$15,544	$21,106	$87,094

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$89,432	$53,263
Accounts receivable, net	292,896	497,124
Inventories, net	240,586	232,490
Prepaid expenses and other current assets	35,208	43,789
Total current assets	658,122	826,666

Property, plant, and equipment, net	664,095	649,846
Goodwill, net	265,438	252,201
Other intangible assets, net	62,441	52,935
Other noncurrent assets	30,888	27,964
Total assets	$1,680,984	$1,809,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$74,359	$108,949
Accrued liabilities	63,192	96,130
Income taxes	8,350	9,195
Current portion of long-term debt and capitalized leases	521	530
Deferred revenue	36,176	48,948
Deferred tax liabilities	12,368	7,431
Other current liabilities	213	229
Total current liabilities	195,179	271,412

Long-term debt and capitalized leases	156,836	146,835
Deferred income taxes	33,721	33,913
Other noncurrent liabilities	19,857	16,795
Total liabilities	405,593	468,955

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 61,562,620 shares and 60,940,734 shares issued, respectively, and 51,287,925 shares and 53,017,359 shares outstanding, respectively	616	610
Additional paid-in capital	698,344	685,232
Retained earnings	1,177,018	1,151,266
Accumulated other comprehensive loss	(26,746)	(22,100)
Common stock held in treasury at cost, 10,274,695 and 7,923,375 shares, respectively	(573,841)	(474,351)
Total Oil States International, Inc. stockholders’ equity	1,275,391	1,340,657
Noncontrolling interest	--	--
Total stockholders’ equity	1,275,391	1,340,657
Total liabilities and stockholders’ equity	$1,680,984	$1,809,612

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2015	2014

Cash flows from operating activities:
Net income	$25,752	$63,642
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(201)	(53,037)
Depreciation and amortization	65,011	61,894
Deferred income tax benefit	(2,331)	(10,297)
Tax impact of share-based payment arrangements	(215)	(4,585)
Provision for bad debt	(1,134)	2,125
Gain on disposals of assets	(628)	(1,704)
Non-cash compensation charge	10,697	12,534
Amortization of deferred financing costs	390	1,432
Loss on extinguishment of debt	--	100,410
Other, net	(136)	424
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	206,706	(18,838)
Inventories	(6,939)	(9,817)
Accounts payable and accrued liabilities	(70,666)	(26,034)
Taxes payable	5,005	(76,008)
Other operating assets and liabilities, net	(9,816)	3,127
Net cash flows provided by continuing operating activities	221,495	45,268
Net cash flows provided by discontinued operating activities	314	163,473
Net cash flows provided by operating activities	221,809	208,741

Cash flows from investing activities:
Capital expenditures	(68,740)	(83,211)
Acquisitions of businesses, net of cash acquired	(33,427)	171
Proceeds from disposition of property, plant and equipment	1,061	2,632
Other, net	(392)	(1,009)
Net cash flows used in continuing investing activities	(101,498)	(81,417)
Net cash flows used in discontinued investing activities	--	(119,199)
Net cash flows used in investing activities	(101,498)	(200,616)

Cash flows from financing activities:
Revolving credit borrowings, net	10,224	181,928
Repayment of 6 1/2% Senior Notes	--	(630,307)
Repayment of 5 1/8% Senior Notes	--	(419,794)
Distribution received from Spin-Off of Civeo	--	750,000
Debt and capital lease repayments	(273)	(262)
Issuance of common stock from share-based payment arrangements	2,209	7,962
Purchase of treasury stock	(90,659)	(143,714)
Tax impact of share-based payment arrangements	215	4,585
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(6,750)	(4,964)
Payment of financing costs	(2)	(3,856)
Other, net	2	--
Net cash flows used in continuing financing activities	(85,034)	(258,422)
Net cash flows used in discontinued financing activities	--	(282,204)
Net cash flows used in financing activities	(85,034)	(540,626)

Effect of exchange rate changes on cash	892	(1,910)
Net change in cash and cash equivalents	36,169	(534,411)
Cash and cash equivalents, beginning of period	53,263	599,306

Cash and cash equivalents, end of period	$89,432	$64,895

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2014	$610	$685,232	$1,151,266	$(22,100)	$(474,351)	$1,340,657
Net income.			25,752			25,752
Currency translation adjustment (excluding intercompany notes)				(3,044)		(3,044)
Currency translation adjustment on intercompany notes				(1,674)		(1,674)
Unrealized gain on forward contracts, net of tax				72		72
Exercise of stock options, including tax impact	2	2,422				2,424
Amortization of restricted stock compensation		9,130				9,130
Stock option expense		1,567				1,567
Restricted stock awards granted	4	(4)				--
Surrender of stock to pay taxes on stock option exercises and restricted stock awards					(6,749)	(6,749)
OIS common stock withdrawn from deferred compensation plan		(3)			3	--
Share repurchases					(92,744)	(92,744)
Balance, June 30, 2015	$616	$698,344	$1,177,018	$(26,746)	$(573,841)	$1,275,391

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

On May 30, 2014, we completed the spin-off of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) (the Spin-Off). The results of operations for our accommodations business have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the Notes to the Unaudited Condensed Consolidated Financial Statements relates to our continuing operations.

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2015 and December 31, 2014 is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2015	2014
Accounts receivable, net:
Trade	$191,458	$348,115
Unbilled revenue	102,205	148,371
Other	5,160	7,763
Total accounts receivable	298,823	504,249
Allowance for doubtful accounts	(5,927)	(7,125)
	$292,896	$497,124

	JUNE 30,	DECEMBER 31,
	2015	2014
Inventories, net:
Finished goods and purchased products	$107,329	$94,955
Work in process	46,550	49,631
Raw materials	98,173	97,780
Total inventories	252,052	242,366
Allowance for excess, damaged, or obsolete inventory	(11,466)	(9,876)
	$240,586	$232,490

	JUNE 30,	DECEMBER 31,
	2015	2014
Prepaid expenses and other current assets:
Income tax asset	$12,928	$17,740
Prepaid insurance	3,861	7,310
Prepaid rent/leases	1,058	802
Other prepaid expenses and current assets	17,361	17,937
	$35,208	$43,789

	Estimated	JUNE 30,	DECEMBER 31,
	Useful Life	2015	2014
	(years)
Property, plant and equipment, net:
Land		$28,474	$29,850
Buildings and leasehold improvements	3 - 40	179,461	175,421
Machinery and equipment	2 - 28	460,739	438,980
Completion services equipment	2 - 10	410,839	387,165
Office furniture and equipment	1 - 10	31,743	30,647
Vehicles	1 - 10	129,621	129,922
Construction in progress		85,045	74,088
Total property, plant and equipment		1,325,922	1,266,073
Accumulated depreciation		(661,827)	(616,227)
		$664,095	$649,846

	JUNE 30,	DECEMBER 31,
	2015	2014
Accrued liabilities:
Accrued compensation	$23,656	$58,979
Insurance liabilities	11,148	11,300
Accrued taxes, other than income taxes	6,278	4,851
Accrued commissions	2,538	3,622
Accrued product warranty reserves	2,501	2,810
Other	17,071	14,568
	$63,192	$96,130

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $22.1 million at December 31, 2014 to $26.7 million at June 30, 2015 primarily as a result of foreign currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar which are used to remeasure the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil, Thailand and Canada). During the first half of 2015, the U.S. dollar strengthened significantly relative to the majority of these key foreign currencies, and, as a result, our accumulated other comprehensive loss increased.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	EARNINGS PER SHARE

The numerator (income or loss) and denominator (shares) used for the computation of basic and diluted earnings per share were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2015		2014
	Income (Loss)	Shares	Income (Loss)	Shares
Basic:
Net income (loss) attributable to Oil States International, Inc.	$6,183		$(7,880)
Less: Undistributed net income allocable to participating securities	(130)		--
Undistributed net income (loss) applicable to common stockholders	6,053		(7,880)
Less: Income from discontinued operations, net of tax	(35)		(16,242)
Add: Undistributed net income from discontinued operations allocable to participating securities	1		--
Income (loss) from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$6,019	50,427	$(24,122)	53,090
Diluted:
Income (loss) from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$6,019	50,427	$(24,122)	53,090
Effect of dilutive securities:
Options on common stock	--	79	--	--
Restricted stock awards and other	--	9	--	--
Income (loss) from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	6,019	50,515	(24,122)	53,090
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	34		16,242
Net income (loss) attributable to Oil States International, Inc. common stockholders – Diluted	$6,053	50,515	$(7,880)	53,090

	SIX MONTHS ENDED JUNE 30,
	2015		2014
	Income (Loss)	Shares	Income (Loss)	Shares
Basic:
Net income attributable to Oil States International, Inc.	$25,752		$63,624
Less: Undistributed net income allocable to participating securities	(539)		(797)
Undistributed net income applicable to common stockholders	25,213		68,827
Less: Income from discontinued operations, net of tax	(201)		(53,037)
Add: Undistributed net income from discontinued operations allocable to participating securities	4		665
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$25,016	50,627	$10,455	53,189
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$25,016	50,627	$10,455	53,189
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	1	--	1	--
Options on common stock	--	90	--	280
Restricted stock awards and other	--	8	--	17
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	25,017	50,725	10,456	53,486
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	197		52,373
Undistributed net income reallocated to participating securities	--		4
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$25,214	50,725	$62,833	53,486

Our calculation of diluted earnings per share for the three and six months ended June 30, 2015 excluded 766,203 shares and 739,695 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and six months ended June 30, 2014 excluded 457,805 shares and 181,512 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

6.	BUSINESS ACQUISITIONS AND GOODWILL

On January 2, 2015, we acquired all of the equity of Montgomery Machine Company, Inc. (MMC). Headquartered in Houston, Texas, MMC combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry on a global basis. We believe that the acquisition of MMC will strengthen our position in our offshore products segment as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages. Our purchase price allocation is preliminary and subject to customary post-closing adjustments, total transaction consideration was $33.4 million in cash, net of cash acquired, funded from amounts available under the Company’s credit facility. The operations of MMC have been included in our offshore products segment since the acquisition date.

Changes in the carrying amount of goodwill for the six month period ended June 30, 2015 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Offshore Products	Total
Balance as of December 31, 2014
Goodwill	$200,967	$22,767	$223,734	$145,762	$369,496
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	(117,295)
	106,439	--	106,439	145,762	252,201
Goodwill acquired	--	--	--	14,074	14,074
Foreign currency translation and other changes	(875)	--	(875)	38	(837)
	$105,564	$--	$105,564	$159,874	$265,438

Balance as of June 30, 2015
Goodwill	$200,092	$22,767	$222,859	$159,874	$382,733
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	(117,295)
	$105,564	$--	$105,564	$159,874	$265,438

7.	DISCONTINUED OPERATIONS

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table provides the components of net income from discontinued operations, net of tax for each operating segment (in thousands).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues
Accommodations	$--	$151,388	$--	$404,132
Tubular services	$--	$--	$--	$--

Income from Accommodations discontinued operations:
Income from discontinued operations before income taxes	$25	$15,922	$288	$61,924
Income tax (expense) benefit	(9)	271	(104)	(9,098)
Net income from discontinued operations, net of tax	$16	$16,193	$184	$52,826

Income from Tubular services discontinued operations:
Income from discontinued operations before income taxes	$30	$154	$27	$336
Income tax (expense) benefit	(11)	(105)	(10)	(125)
Net income from discontinued operations, net of tax	$19	$49	$17	$211

8.	DEBT

As of June 30, 2015 and December 31, 2014, long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility, which matures May 28, 2019, with available commitments up to $600 million and with a weighted average interest rate of 3.4% for the six month period ended June 30, 2015	$150,908	$140,684
Capital lease obligations and other debt	6,449	6,681
Total debt	157,357	147,365
Less: Current portion	521	530
Total long-term debt and capitalized leases	$156,836	$146,835

Credit Facility

In connection with the Spin-Off, the Company terminated its then existing credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first half of 2015, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the first half of 2015. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, exclude goodwill impairments, debt discount amortization and other non-cash charges. As of June 30, 2015, we were in compliance with our debt covenants. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The credit facility also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions. As of June 30, 2015, we had $150.9 million outstanding under the Credit Agreement and an additional $40.1 million of outstanding letters of credit, leaving $409.0 million available to be drawn under the credit facility. As of June 30, 2015, the Company had approximately $89.4 million of cash and cash equivalents.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Loss on Extinguishment of Debt

During the second quarter of 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes (the Notes), which resulted in a loss of $96.7 million consisting of the premium paid over book value for the Notes and the write-off of unamortized deferred financing costs associated with the Notes. This repurchase was partially funded with the proceeds of the $750 million special cash dividend paid to us by Civeo in connection with the Spin-Off, along with available cash on hand. In addition, as a result of the refinancing of our existing credit facility in the second quarter of 2014, we recognized a loss on extinguishment of debt of $3.7 million (net of $1.8 million allocated to discontinued operations for the Canadian portion of the facility) from the write-off of unamortized deferred financing costs.

9.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, bank debt and foreign currency forward contracts. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

10.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2015	53,017,359
Repurchase of shares – transferred to treasury	(2,191,654)
Shares issued upon granting of restricted stock awards, net of forfeitures	454,636
Shares issued upon exercise of stock options	167,250
Shares withheld for taxes on exercise of stock options and vesting of restricted stock awards and transferred to treasury	(159,666)
Shares of common stock outstanding – June 30, 2015	51,287,925

On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. As of June 30, 2015, a total of $442.8 million of our stock (6,420,184 shares, or approximately 12% of the outstanding shares of our common stock at the initiation of the current share repurchase authorization in August 2012) had been repurchased under this program. The amount remaining under our current share repurchase authorization as of June 30, 2015 was approximately $57.2 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.  On July 29, 2015, the Company's Board of Directors approved the termination of our exisiting share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company's common stock, par value $.01 per share.  The new program is set to expire on July 29, 2016.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

11.	STOCK BASED COMPENSATION

The following table presents a summary of stock option award and restricted stock award activity for the six months ended June 30, 2015.

	Stock Options	Restricted Stock Awards
	Number of Shares
Outstanding at January 1, 2015	1,007,686	1,106,670
Granted	119,370	558,270
Options Exercised/Stock Vested	(167,250)	(436,392)
Cancelled	(12,989)	(27,734)
Outstanding at June 30, 2015	946,817	1,200,814

Stock based compensation pre-tax expense from continuing operations recognized in the three month periods ended June 30, 2015 and 2014 totaled $5.0 million and $6.8 million, respectively. Stock based compensation pre-tax expense from continuing operations recognized in the six month periods ended June 30, 2015 and 2014 totaled $10.7 million and $12.5 million, respectively.

In February 2015, the Company granted performance based stock awards totaling 75,900 shares valued at a total of $3.2 million. These performance based awards may vest in February 2018 in an amount that will depend on the Company’s achievement of specified performance objectives. These performance based awards have a performance criteria that will be measured based upon the Company’s achievement of specified levels of average after-tax annual return on invested capital for the three year period commencing January 1, 2015 and ending December 31, 2017.

At June 30, 2015, $44.1 million of compensation cost related to unvested stock options and restricted stock awards attributable to vesting conditions had not yet been recognized.

12.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and six months ended June 30, 2015 was income tax expense of $1.4 million, representing 19.0% of pretax income, and $14.7 million, representing 36.5% of pretax income, respectively, compared to a tax benefit recorded totaling $13.6 million, or 36.1% of pretax losses, and total income tax expense of $4.5 million, or 29.8% of pretax income, respectively, for the three and six months ended June 30, 2014. The lower effective tax rate in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to reduced domestic income in 2015 due to the impact of the industry downturn in activity. The tax benefit recorded in the second quarter of 2014 was primarily due to the loss incurred from the extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off. The increase in the effective tax rate for the six months ended June 30, 2015 compared to the same period in 2014 was largely the result of the loss incurred in 2014 from the extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off, a $2.3 million deferred tax adjustment for certain prior period non-deductible items in 2015, partially offset by reduced domestic income in 2015 due to the impact of the industry downturn in activity.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for continuing operations for each of the three and six months ended June 30, 2015 and 2014 is summarized in the following table (in thousands):

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended June 30, 2015
Well site services –
Completion services	$69,421	$19,145	$(10,969)	$-	$12,616	$559,211
Drilling services	16,703	6,962	(4,342)	-	2,119	114,340
Total well site services	86,124	26,107	(15,311)	-	14,735	673,551
Offshore products	183,134	5,967	34,836	54	15,273	965,157
Corporate and eliminations	-	358	(10,801)	-	450	42,276
Total	$269,258	$32,432	$8,724	$54	$30,458	$1,680,984

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended June 30, 2014
Well site services –
Completion services	$155,655	$18,401	$32,472		$-	$21,140	$598,889
Drilling services	53,263	6,753	8,739		-	7,973	140,288
Total well site services	208,918	25,154	41,211		-	29,113	739,177
Offshore products	250,689	5,705	50,261		122	12,844	971,973
Corporate and eliminations	-	248	(23,927)	(1)	-	1,352	54,393
Total	$459,607	$31,107	$67,545		$122	$43,309	$1,765,543

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Six months ended June 30, 2015
Well site services –
Completion services	$187,531	$38,588	$1,499	$-	$35,378	$559,211
Drilling services	40,382	13,644	(6,881)	-	8,670	114,340
Total well site services	227,913	52,232	(5,382)	-	44,048	673,551
Offshore products	378,704	12,067	71,377	3	24,166	965,157
Corporate and eliminations	-	712	(23,511)	-	526	42,276
Total	$606,617	$65,011	$42,484	$3	$68,740	$1,680,984

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Six months ended June 30, 2014
Well site services –
Completion services	$302,116	$36,344	$63,517		$-	$44,153	$598,889
Drilling services	99,827	13,638	14,534		-	15,087	140,288
Total well site services	401,943	49,982	78,051		-	59,240	739,177
Offshore products	462,901	11,400	87,609		218	22,407	971,973
Corporate and eliminations	-	512	(38,849)	(1)	-	1,564	54,393
Total	$864,844	$61,894	$126,811		$218	$83,211	$1,765,543

(1)	The corporate operating losses for the three and six months ended June 30, 2014 include $9.6 million and $11.0 million, respectively, of transactions costs primarily related to the Spin-Off.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

14.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and the first half of 2015, a number of lawsuits were filed by current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs seek recovery on their own behalf, and seek certification of a class of similarly situated employees. The Company is actively defending these claims in Federal Court.

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

Due to the spin-off on May 30, 2014 of our accommodations business into a stand-alone, publicly traded corporation (Civeo Corporation, or Civeo) through a tax-free distribution of the accommodations business to the Company’s shareholders (the Spin-Off), and the sale of our tubular services business on September 6, 2013, both of which are reported as discontinued operations, our management believes that income from continuing operations is more representative of the Company’s current business environment and focus. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to income (loss) from continuing operations.

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

In the past few years, crude oil prices have been volatile due to global economic uncertainties as well as inadequate regional well site transportation infrastructure. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and prices continued to drop precipitously throughout the remainder of 2014 and into the first quarter of 2015, with a partial recovery during the second quarter of 2015 offset by a decline in prices in July. The material decrease in crude oil prices can primarily be attributed to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar relative to other foreign currencies, the Organization of Petroleum Exporting Countries (OPEC) increase of its production and indication not to cut production, offset somewhat by relatively modestly increasing global oil demand. The average price of West Texas Intermediate (WTI) crude oil decreased from an average price of $73 per barrel in the fourth quarter of 2014 to an average of $58 per barrel in the second quarter of 2015. These data points compare to an average price of $101 per barrel in the first half of 2014. The average price of Intercontinental Exchange Brent (Brent) crude decreased from an average price of $76 per barrel in the fourth quarter of 2014 to an average of $62 per barrel in the second quarter of 2015. These data points compare to an average price of $109 per barrel in the first half of 2014. As of July 28, 2015, WTI crude prices had decreased relative to their levels at the end of the first half of 2015 to approximately $48 per barrel, while Brent crude prices decreased relative to their levels at the end of the first half of 2015 to approximately $53 per barrel. Crude oil prices decreased early in the third quarter of 2015 primarily due to the slower than expected decline in domestic crude oil production, concerns regarding the growth outlook in China, the economic uncertainties surrounding the financial crisis in Greece and their potential exit from the Eurozone, and the anticipation of potential supply increases related to the proposed lifting of sanctions against Iran. These events have created market concern that crude oil prices will stall, weaken and remain in a relatively low-priced range for the foreseeable future, with the current twelve-month forward strip price for WTI and Brent crude averaging $51 per barrel and $56 per barrel, respectively. The price for WTI crude will continue to influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Permian and Eagle Ford basins. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. The price for Brent crude will influence our customers’ spending related to offshore drilling and development and, thus, the activity of our offshore products segment.

Given the historical volatility of crude prices, there remains a risk that prices could deteriorate further due to high levels of domestic and OPEC crude oil production, slowing growth rates in various global regions and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of oil and global inventory levels were to decrease due to reduced capital investment by our customers or government instability in a major oil-producing nation and energy demand continues to increase in the U.S. and countries such as China and India, a recovery in WTI and Brent crude prices could occur. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, the timing of which is difficult to predict. If commodity prices do not improve or if they decline further, demand for our products and services could further decline.

Prices for natural gas in the U.S. averaged $2.82 per mmBtu in the first half of 2015 compared to $3.78 per mmBtu in the fourth quarter of 2014 and $4.89 per mmBtu in the first half of 2014. Natural gas prices declined during the first half of 2015 largely due to increased natural gas inventories. Natural gas prices traded at approximately $2.82 per mmBtu as of July 28, 2015. Strong production and a milder winter this year compared to last year resulted in significant increases in natural gas inventories in the U.S. during the first half of 2015, from 29% below the 5-year average as of the end of the first half of 2014 to 1% above the 5-year average as of the end of the first half of 2015. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques which continued during the first half of the year. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields, with the current twelve-month forward strip price for natural gas averaging $3.09 per mmBtu. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period and result in fewer rigs drilling for natural gas.

Recent WTI crude, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mmBtu)
6/30/2015	$57.85	$61.65	$2.75
3/31/2015	48.49	53.98	2.90
12/31/2014	73.21	76.43	3.78
9/30/2014	97.87	101.90	3.96
6/30/2014	103.35	109.69	4.61
3/31/2014	98.68	108.14	5.18
12/31/2013	97.50	109.23	3.85
9/30/2013	105.83	110.23	3.55
6/30/2013	94.05	102.56	4.02
3/31/2013	94.33	112.47	3.49
12/31/2012	88.01	110.15	3.40

(1)	Source: U.S. Energy Information Administration (EIA). As of July 28, 2015, WTI crude, Brent crude and natural gas traded at approximately $48 per barrel, $53 per barrel and $2.82 per mmBtu.

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

Our offshore products segment provides highly engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon capital spending for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. We believe some of these deepwater projects are less susceptible to short-term fluctuations in the price of crude oil and natural gas although recent declines in crude oil prices have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects. In addition, shorter-cycle product sales (such as elastomer products) and services for this segment have declined in the first half of 2015.

Bidding and quoting activity for our offshore products segment continued during the first half of 2015, albeit at a slower pace. Accordingly, backlog in our offshore products segment decreased approximately 16% to $409 million at June 30, 2015 from $490 million at December 31, 2014 due to project deferrals and delays in award timing resulting from the continued low commodity price environment. Backlog totaled $599 million at June 30, 2014.

Our well site services business segment is primarily affected by drilling and completion activity primarily in the U.S., including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. In the past few years, our industry has experienced a shift in spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to the most current rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially in recent months due to much lower crude oil prices, totaling 659 rigs as of July 24, 2015. The July 24, 2015 oil rig count comprised approximately 75% of total U.S. drilling activity. The remaining 25% of drilling activity is largely natural gas related. The U.S. natural gas-related working rig count has declined from more than 810 rigs at the beginning of 2012 to 216 rigs as of July 24, 2015, a more than 28 year low.

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

	Average Drilling Rig Count for
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
U.S. Land – Oil	661	1,488	857	1,441
U.S. Land – Natural gas and other	217	308	248	319
U.S. Offshore	31	56	40	56
Total U.S.	909	1,852	1,145	1,816
Canada	100	202	204	364
Total North America	1,009	2,054	1,349	2,180

The average North American rig count for the six months ended June 30, 2015 decreased 831 rigs, or 38%, compared to the six months ended June 30, 2014 in response to much lower crude oil prices from the levels experienced in the first half of 2014. Further, the average rig count decreased 41% in the first half of 2015 compared with the second half of 2014.

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

We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect to spend a total of approximately $150 million to $160 million for capital expenditures during 2015 to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, vendor delivery timing and free cash flow generation. We plan to fund the capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. In our well site services segment, the majority of our capital expenditures in the first half of 2015 were carryover from 2014. In this segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: well site services and offshore products. Selected financial information by business segment for the three and six months ended June 30, 2015 and 2014 is summarized below (in millions, except % amounts):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
			Variance				Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

Revenues
Well site services -
Completion services	$69.4	$155.6	$(86.2)	(55)%	$187.5	$302.1	$(114.6)	(38)%
Drilling services	16.7	53.3	(36.6)	(69)%	40.4	99.8	(59.4)	(60)%
Total well site services	86.1	208.9	(122.8)	(59)%	227.9	401.9	(174.0)	(43)%
Offshore products	183.2	250.7	(67.5)	(27)%	378.7	462.9	(84.2)	(18)%
Total	$269.3	$459.6	$(190.3)	(41)%	$606.6	$864.8	$(258.2)	(30)%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$56.3	$96.8	$(40.5)	(42)%	$137.0	$187.2	$(50.2)	(27)%
Drilling services	13.5	36.9	(23.4)	(63)%	32.4	70.1	(37.7)	(54)%
Total well site services	69.8	133.7	(63.9)	(48)%	169.4	257.3	(87.9)	(34)%
Offshore products	124.9	174.2	(49.3)	(28)%	263.0	323.0	(60.0)	(19)%
Total	$194.7	$307.9	$(113.2)	(37)%	$432.4	$580.3	$(147.9)	(25)%
Gross margin
Well site services -
Completion services	$13.1	$58.8	$(45.7)	(78)%	$50.5	$114.9	$(64.4)	(56)%
Drilling services	3.2	16.4	(13.2)	(80)%	8.0	29.7	(21.7)	(73)%
Total well site services	16.3	75.2	(58.9)	(78)%	58.5	144.6	(86.1)	(60)%
Offshore products	58.3	76.5	(18.2)	(24)%	115.7	139.9	(24.2)	(17)%
Total	$74.6	$151.7	$(77.1)	(51)%	$174.2	$284.5	$(110.3)	(39)%
Gross margin as a percentage of revenues
Well site services -
Completion services	19%	38%			27%	38%
Drilling services	19%	31%			20%	30%
Total well site services	19%	36%			26%	36%
Offshore products	32%	31%			31%	30%
Total	28%	33%			29%	33%

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

We reported net income from continuing operations attributable to the Company for the quarter ended June 30, 2015 of $6.1 million, or $0.12 per diluted share, which included $1.7 million of severance and other downsizing charges. Excluding these second quarter 2015 charges, net income from continuing operations would have been $7.5 million, or $0.15 per diluted share. These results compare to a net loss from continuing operations attributable to the Company for the quarter ended June 30, 2014 of $24.1 million, or $0.45 per diluted share, which included a loss on extinguishment of debt of $100.4 million, or $1.22 per diluted share after-tax, and $9.6 million, or $0.11 per diluted share after-tax, representing transaction costs included in “Other operating expense” and “Selling, general and administrative” (SG&A) expenses primarily related to the Spin-Off. Excluding these second quarter 2014 charges, net income from continuing operations would have been $47.6 million, or $0.88 per diluted share.

Revenues. Consolidated revenues decreased $190.3 million, or 41%, in the second quarter of 2015 compared to the second quarter of 2014.

Our well site services segment revenues decreased $122.8 million, or 59%, in the second quarter of 2015 compared to the second quarter of 2014 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $86.2 million, or 55%, in the second quarter of 2015 compared to the second quarter of 2014, primarily due to a 27% decrease in our revenue per completion services job and a 39% decrease in the number of service tickets completed as a result of decreased activity in the shale basins coupled with pricing pressure from our customers and competitors. Our drilling services revenues decreased $36.6 million, or 69%, in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 91% during the second quarter of 2014 to an average of 34% in the second quarter of 2015 primarily due to the weak commodity price environment.

Our offshore products segment revenues decreased $67.5 million, or 27%, in the second quarter of 2015 compared to the second quarter of 2014. This decrease was primarily the result of decreased drilling, elastomer, production and subsea product sales stemming from a reduction in shorter-cycle product sales, coupled with a lower level of service activities and a lower backlog position entering the second quarter of 2015.

Cost of Sales and Service. Our consolidated cost of sales and services decreased $113.2 million, or 37%, in the second quarter of 2015 compared to the second quarter of 2014 as a result of decreased cost of sales at our well site services and offshore products segments of $63.9 million, or 48%, and $49.3 million, or 28%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 33% in the second quarter of 2014 to 28% in the second quarter of 2015 primarily due to lower margins realized in our wellsite services segment in the second quarter of 2015.

Our well site services segment cost of sales decreased $63.9 million, or 48%, in the second quarter of 2015 compared to the second quarter of 2014 as a result of a $40.5 million, or 42%, decrease in completion services cost of sales and a $23.4 million, or 63%, decrease in drilling services cost of sales. These decreases in cost of sales, which are strongly correlated to the revenue decreases in these businesses, reflect cost reduction measures implemented in response to the material decrease in revenues caused by industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 36% in the second quarter of 2014 to 19% in the second quarter of 2015. Our completion services gross margin as a percentage of revenues decreased from 38% in the second quarter of 2014 to 19% in the second quarter of 2015 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 31% in the second quarter of 2014 to 19% in the second quarter of 2015 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $49.3 million, or 28%, in the second quarter of 2015 compared to the second quarter of 2014 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained generally constant (31% in the second quarter of 2014 compared to 32% in the second quarter of 2015).

Selling, General and Administrative Expenses. SG&A expenses decreased $11.0 million, or 26%, in the second quarter of 2015 compared to the second quarter of 2014 largely due to decreased accrued bonuses, wages and benefits, stock compensation expense and commissions.

Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million, or 4%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to capital expenditures made during the previous twelve months across all segments of the Company along with increased depreciation and amortization expense related to the Montgomery Machine Company, Inc. (MMC) acquisition which closed at the beginning of the first quarter of 2015.

Other Operating Expense (Income). Other operating expense decreased $8.6 million in the second quarter of 2015 compared to the second quarter of 2014 primarily due to transaction costs incurred in 2014 in connection with the Spin-Off.

Operating Income. Consolidated operating income decreased $58.8 million, or 87%, in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of decreases in operating income from our wellsite services segment of $56.5 million, or 137%, due to decreased revenues caused by industry activity declines.

Interest Expense and Interest Income. Net interest expense decreased $4.2 million, or 74%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the Company’s repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014, partially offset by increased amounts outstanding under our current credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.3% in the second quarter of 2014 to 3.5% in the second quarter of 2015 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014.

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

Income Tax Expense. The Company’s income tax provision for the second quarter of 2015 was $1.4 million of expense, representing 19.0% of pretax income, compared to a tax benefit recorded totaling $13.6 million, representing 36.1% of pretax losses, for the second quarter of 2014. The lower effective tax rate in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to reduced domestic income in 2015 due to the impact of the industry downturn in activity. The tax benefit recorded in the second quarter of 2014 was primarily due to the loss incurred from the extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off.

Discontinued Operations. Net income from discontinued operations for the second quarter of 2015 was less than $0.1 million compared to net income of $16.2 million for the second quarter of 2014. There were no revenues reported within discontinued operations during the second quarter of 2015 compared to $151.4 million for the second quarter of 2014 due to the Spin-Off on May 30, 2014. Operating income included within discontinued operations was $0.1 million and $24.8 million for the second quarter of 2015 and 2014, respectively. The decreases in net income, revenue and operating income year-over-year primarily relate to the absence of accommodations operations for the second quarter of 2015 compared to two months of operations in the second quarter of 2014.

Other Comprehensive Income. Other comprehensive income decreased $13.6 million in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil, Thailand and Canada.)

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

We reported net income from continuing operations attributable to the Company for the six months ended June 30, 2015 of $25.6 million, or $0.50 per diluted share, which included $3.8 million of severance and other downsizing charges and a higher effective tax rate driven primarily by a $2.3 million deferred tax adjustment for certain prior period non-deductible items. Excluding these significant charges in the first half of 2015, net income from continuing operations would have been $30.5 million, or $0.59 per diluted share. These results compare to net income from continuing operations attributable to the Company for the six months ended June 30, 2014 of $10.6 million, or $0.20 per diluted share, which included a loss on extinguishment of debt of $100.4 million, or $1.20 per diluted share after-tax, and $11.0 million, or $0.12 per diluted share after-tax, representing transaction costs included in “Other operating expense” and SG&A expenses primarily related to the Spin-Off.

Revenues. Consolidated revenues decreased $258.2 million, or 30%, in the first half of 2015 compared to the first half of 2014.

Our well site services segment revenues decreased $174.0 million, or 43%, in the first half of 2015 compared to the first half of 2014 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $114.6 million, or 38%, in the first half of 2015 compared to the first half of 2014, primarily due to a 20% decrease in our revenue per completion services job and a 23% decrease in the number of service tickets completed as a result of decreased activity in the active shale basins coupled with pricing pressure from our customers and competitors. Our drilling services revenues decreased $59.4 million, or 60%, in the first half of 2015 compared to the first half of 2014 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 86% during the first half of 2014 to an average of 39% in the first half of 2015 primarily due to the weak commodity price environment.

Our offshore products segment revenues decreased $84.2 million, or 18%, in the first half of 2015 compared to the first half of 2014. This decrease was primarily the result of decreased drilling, elastomer and subsea product sales stemming from a reduction in shorter-cycle product sales and services and decreased backlog coming into 2015.

Cost of Sales and Service. Our consolidated cost of sales and services decreased $147.9 million, or 25%, in the first half of 2015 compared to the first half of 2014 as a result of decreased cost of sales at our well site services and offshore products segments of $87.9 million, or 34%, and $60.0 million, or 19%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 33% in the first half of 2014 to 29% in the first half of 2015 primarily due to lower margins realized in our wellsite services segment in the first half of 2015.

Our well site services segment cost of sales decreased $87.9 million, or 34%, in the first half of 2015 compared to the first half of 2014 as a result of a $50.2 million, or 27%, decrease in completion services cost of sales and a $37.7 million, or 54%, decrease in drilling services cost of sales. These decreases in cost of sales, which are strongly correlated to the revenue decreases in these businesses, reflect cost reduction measures implemented in response to the material decrease in revenues caused by industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 36% in the first half of 2014 to 26% in the first half of 2015. Our completion services gross margin as a percentage of revenues decreased from 38% in the first half of 2014 to 27% in the first half of 2015 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 30% in the first half of 2014 to 20% in the first half of 2015 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $60.0 million, or 19%, in the first half of 2015 compared to the first half of 2014 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained generally constant (30% in the first half of 2014 compared to 31% in the first half of 2015).

Selling, General and Administrative Expenses. SG&A expense decreased $16.8 million, or 20%, in the first half of 2015 compared to the first half of 2014 largely due to decreased accrued bonuses, bad debt expense, commissions, wages and benefits and stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 5%, in the first half of 2015 compared to the first half of 2014 primarily due to capital expenditures made during the previous twelve months across all segments of the Company along with increased depreciation and amortization expense related to the MMC acquisition which closed at the beginning of the first quarter of 2015.

Other Operating Expense (Income). Other operating expense (income) moved from other operating expense of $11.4 million in the first half of 2014 to other operating income of $0.9 million in the first half of 2015 primarily due to transaction costs incurred in 2014 in connection with the Spin-Off.

Operating Income. Consolidated operating income decreased $84.3 million, or 66%, in the first half of 2015 compared to the first half of 2014 primarily as a result of decreases in operating income from our wellsite services segment of $83.4 million, or 107%, resulting from decreased revenues caused by industry activity declines.

Interest Expense and Interest Income. Net interest expense decreased $10.6 million, or 78%, in the first half of 2015 compared to the first half of 2014 primarily due to the Company’s repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014, partially offset by increased amounts outstanding under our current credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.1% in the first half of 2014 to 3.4% in the first half of 2015 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014.

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

Income Tax Expense. The Company’s income tax provision for the first half of 2015 was $14.7 million, representing 36.5% of pretax income, compared to $4.5 million, representing 29.8% of pretax income, for the first half of 2014. The increase in the effective tax rate from the prior year was largely the result of the loss incurred in 2014 from the extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off, a $2.3 million deferred tax adjustment for certain prior period non-deductible items in 2015, partially offset by reduced domestic income in 2015 due to the impact of the industry downturn in activity.

Discontinued Operations. Net income from discontinued operations for the first half of 2015 was $0.2 million compared to net income of $53.0 million for the first half of 2014. There were no revenues reported within discontinued operations during the first half of 2015 compared to $404.1 million for the first half of 2014 due to the Spin-Off on May 30, 2014. Operating income included within discontinued operations was $0.3 million and $79.5 million for the first half of 2015 and 2014, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of accommodations operations for the first half of 2015 compared to five months of operations in the first half of 2014.

Other Comprehensive Income (Loss). Other comprehensive income (loss) decreased from income of $23.4 million in the first half of 2014 to a loss of $4.6 million in the first half of 2015 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil, Thailand and Canada.)

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund operating and capital expenditures, which in the past have included expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund our share repurchase program and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions.

Operating Activities

Cash totaling $221.5 million was provided by continuing operations during the first half of 2015 compared to $45.3 million provided by continuing operations during the first half of 2014. During the first half of 2015, $124.3 million was provided from net working capital reductions, primarily due to decreases in receivables. During the first half of 2014, $127.6 million was used to fund working capital, primarily due to income tax and interest payments.

Investing Activities

Cash was used in investing activities during the first half of 2015 in the amount of $101.5 million compared to $81.4 million used in continuing operations during the first half of 2014. Capital expenditures for continuing operations totaled $68.7 million and $83.2 million during the first half of 2015 and 2014, respectively. Capital expenditures in both years consisted principally of purchases of completion services equipment, upgrading and maintenance of our drilling services equipment, expansion and upgrading of our offshore products segment facilities and various other capital spending initiatives.

On January 2, 2015, we acquired all of the equity of MMC. Subject to customary post-closing adjustments, total transaction consideration was $33.4 million in cash, net of cash acquired, funded from amounts available under the Company’s credit facility.

We currently expect to spend a total of approximately $150 million to $160 million for capital expenditures during 2015 to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, vendor delivery timing and free flow cash generation. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At June 30, 2015, we had cash totaling $88.1 million held by foreign subsidiaries, primarily in the United Kingdom and Singapore. Our intent is to utilize at least a portion of these cash balances for future investment outside the United States. Approximately $37 million of cash held by our foreign subsidiaries can be repatriated without triggering any incremental tax consequences.

Financing Activities

Net cash of $85.0 million was used in financing activities during the first half of 2015, primarily associated with repurchases of our common stock totaling $90.7 million. Net cash of $258.4 million was used in financing activities during the first half of 2014, primarily as a result of the repayment of our 6 1/2% and 5 1/8% Notes and repurchases of our common stock, partially offset by net cash received from the Spin-Off (the $750 million special cash dividend received from Civeo) and borrowings under our revolving credit facility.

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

Share Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. As of June 30, 2015, a total of $442.8 million of our stock (6,420,184 shares, or approximately 12% of the outstanding shares of our common stock at the initiation of the current share repurchase authorization in August 2012) had been repurchased under this program. The amount remaining under our current share repurchase authorization as of June 30, 2015 was approximately $57.2 million. On July 29, 2015, the Company’s Board of Directors approved the termination of our existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, par value $.01 per share. The new program is set to expire on July 29, 2016. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Credit Facilities. In connection with the Spin-Off, the Company terminated its then existing bank credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility (the revolving credit facility). The Company has an option to increase the maximum borrowings under the new facility to $750 million contingent upon additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first half of 2015, our applicable margin over LIBOR was 1.50%. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.1% in the first half of 2014 to 3.4% in the first half of 2015 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first half of 2015.  The commitment fee represented 21.1% of our first half of 2015 consolidated interest expense.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.  As of June 30, 2015, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2015.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

As of June 30, 2015, we had $150.9 million in borrowings outstanding under the Credit Agreement and $40.1 million of outstanding letters of credit, leaving $409.0 million available to be drawn under the revolving credit facility.

Our total debt represented 11.0% of our combined total debt and stockholders’ equity at June 30, 2015 compared to 9.9% at December 31, 2014 and 12.7% at June 30, 2014.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2015, we had floating-rate obligations totaling approximately $150.9 million drawn under our credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2015 levels, our consolidated interest expense would increase by a total of approximately $1.5 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2015, our reported foreign exchange gains were $0.1 million and are included in “Other operating (income) expense” in the Condensed Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of June 30, 2015 and December 31, 2014, we had outstanding foreign currency forward purchase contracts with notional amounts of $5.4 million related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.1 million for the six months ended June 30, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2015 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and early 2015, a number of lawsuits were filed by current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs seek recovery on their own behalf, and seek certification of a class of similarly situated employees. The Company is actively defending these claims in Federal Court.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2015 – April 30, 2015	152(2)	$43.10(3)	--	$ 71,528,708
May 1, 2015 – May 31, 2015	109,526(4)	$41.63(5)	108,500	$ 67,013,166
June 1, 2015 - June 30, 2015	266,167(6)	$39.28(7)	250,912	$ 57,172,658
Total	375,845	$39.97	359,412	$ 57,172,658

(1)

On August 23, 2012, we announced a share repurchase program of up to $200,000,000 to replace the prior share repurchase authorization. On September 6, 2013, we announced an increase in the program from $200,000,000 to $500,000,000. On July 29, 2015, the Company’s Board of Directors approved the termination of our existing share repurchase program and authorized a new program providing for the repurchase of up to $150,000,000 of the Company’s common stock. The new program is set to expire on July 29, 2016.

(2)

Includes 152 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)	The price paid per share was based on the closing price of the Company’s common stock on April [1][0], 2015 which represents the date the restrictions lapsed on such shares.
(4)

Includes 1,026 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)

The price paid per share was based on the closing price of the Company’s common stock on May 6, 2015, May 15, 2015 and May 17, 2015, which represent the dates the restrictions lapsed on such shares, and on the weighted average closing price of the Company’s common stock on the dates in which we repurchased shares under our share repurchase program.

(6)

Includes 15,255 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(7)

The price paid per share was based on the closing price of the Company’s common stock on June 2, 2015, June 16, 2015 and June 18, 2015, which represent the dates the restrictions lapsed on such shares, and on the weighted average closing price of the Company’s common stock on the dates in which we repurchased shares under our share repurchase program.

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

Executive Agreement between Oil States International, Inc. and named executive officer (Philip S. Moses) effective July, 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 8, 2015 (File No. 001-16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	July 30, 2015	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2015	By	/s/ SARAH A. MUNSON
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

Executive Agreement between Oil States International, Inc. and named executive officer (Philip S. Moses) effective July, 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 8, 2015 (File No. 001-16337)).

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