Form 10-Q
period 2015-09-30
OIL STATES INTERNATIONAL, INC
filed 2015-10-30
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The Registrant had 50,805,451shares of common stock, par value $0.01, outstanding and 10,758,567 shares of treasury stock as of October 28, 2015.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Revenues	$258,886	$471,032	$865,503	$1,335,876

Costs and expenses:
Cost of sales and services	188,590	306,497	620,976	886,777
Selling, general and administrative expenses	33,126	43,734	100,732	128,181
Depreciation and amortization expense	31,730	31,076	96,742	92,970
Other operating expense (income)	(1,206)	(1,887)	(2,077)	9,524
	252,240	379,420	816,373	1,117,452
Operating income	6,646	91,612	49,130	218,424

Interest expense	(1,541)	(1,602)	(4,876)	(15,500)
Interest income	153	150	428	411
Loss on extinguishment of debt	--	30	--	(100,380)
Other income	401	235	1,221	2,571
Income from continuing operations before income taxes	5,659	90,425	45,903	105,526
Income tax provision	(3,953)	(32,048)	(18,646)	(36,545)
Net income from continuing operations	1,706	58,377	27,257	68,981
Net income (loss) from discontinued operations, net of tax	23	(1,467)	224	51,571
Net income	1,729	56,910	27,481	120,552
Less: Net income (loss) attributable to noncontrolling interest	--	(10)	--	8
Net income attributable to Oil States International, Inc.	$1,729	$56,920	$27,481	$120,544

Net income (loss) attributable to Oil States International, Inc.:
Continuing operations	$1,706	$58,387	$27,257	$68,973
Discontinued operations	23	(1,467)	224	51,571
Net income attributable to Oil States International, Inc.	$1,729	$56,920	$27,481	$120,544

Basic net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$0.03	$1.08	$0.53	$1.28
Discontinued operations	--	(0.03)	--	0.95
Net income	$0.03	$1.05	$0.53	$2.23

Diluted net income (loss) per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$0.03	$1.07	$0.53	$1.27
Discontinued operations	--	(0.02)	--	0.95
Net income	$0.03	$1.05	$0.53	$2.22

Weighted average number of common shares outstanding:
Basic	50,011	52,979	50,422	53,119
Diluted	50,050	53,294	50,500	53,422

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net income	$1,729	$56,910	$27,481	$120,552

Other comprehensive income (loss):
Foreign currency translation adjustment	(15,415)	(13,144)	(20,132)	10,301
Unrealized gain on forward contracts, net of tax	88	3	160	4
Total other comprehensive income (loss)	(15,327)	(13,141)	(19,972)	10,305

Comprehensive income (loss)	(13,598)	43,769	7,509	130,857
Less: Comprehensive loss attributable to noncontrolling interest	--	(10)	--	(16)
Comprehensive income (loss) attributable to Oil States International, Inc.	$(13,598)	$43,779	$7,509	$130,873

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$85,715	$53,263
Accounts receivable, net	304,574	497,124
Inventories, net	226,394	232,490
Prepaid expenses and other current assets	31,325	43,789
Total current assets	648,008	826,666

Property, plant, and equipment, net	648,330	649,846
Goodwill, net	264,308	252,201
Other intangible assets, net	60,558	52,935
Other noncurrent assets	27,134	27,964
Total assets	$1,648,338	$1,809,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,345	$108,949
Accrued liabilities	61,434	96,130
Income taxes	9,056	9,195
Current portion of long-term debt and capitalized leases	515	530
Deferred revenue	28,820	48,948
Deferred tax liabilities	12,562	7,431
Other current liabilities	213	229
Total current liabilities	184,945	271,412

Long-term debt and capitalized leases	159,611	146,835
Deferred income taxes	30,151	33,913
Other noncurrent liabilities	18,988	16,795
Total liabilities	393,695	468,955

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 61,564,018 shares and 60,940,734 shares issued, respectively, and 50,805,727 shares and 53,017,359 shares outstanding, respectively	616	610
Additional paid-in capital	704,402	685,232
Retained earnings	1,178,747	1,151,266
Accumulated other comprehensive loss	(42,072)	(22,100)
Common stock held in treasury at cost, 10,758,291 and 7,923,375 shares, respectively	(587,050)	(474,351)
Total Oil States International, Inc. stockholders’ equity	1,254,643	1,340,657
Noncontrolling interest	--	--
Total stockholders’ equity	1,254,643	1,340,657
Total liabilities and stockholders’ equity	$1,648,338	$1,809,612

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities:
Net income	$27,481	$120,552
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(224)	(51,571)
Depreciation and amortization	96,742	92,970
Deferred income tax benefit	(2,862)	(20,144)
Tax impact of share-based payment arrangements	(550)	(4,585)
Provision for bad debt	(99)	3,767
Gain on disposals of assets	(907)	(1,761)
Non-cash compensation charge	16,245	19,284
Amortization of deferred financing costs	585	1,625
Loss on extinguishment of debt	--	100,380
Other, net	--	(182)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	189,882	(71,442)
Inventories	5,207	(11,534)
Accounts payable and accrued liabilities	(71,848)	(20,257)
Taxes payable	5,784	(38,990)
Other operating assets and liabilities, net	(12,959)	23,238
Net cash flows provided by continuing operating activities	252,477	141,350
Net cash flows provided by discontinued operating activities	350	161,130
Net cash flows provided by operating activities	252,827	302,480

Cash flows from investing activities:
Capital expenditures	(92,314)	(142,549)
Acquisitions of businesses, net of cash acquired	(33,427)	193
Proceeds from disposition of property, plant and equipment	1,911	3,069
Other, net	(491)	(1,463)
Net cash flows used in continuing investing activities	(124,321)	(140,750)
Net cash flows used in discontinued investing activities	--	(119,061)
Net cash flows used in investing activities	(124,321)	(259,811)

Cash flows from financing activities:
Revolving credit borrowings, net	13,084	171,734
Repayment of 6 1/2% Senior Notes	--	(630,307)
Repayment of 5 1/8% Senior Notes	--	(419,794)
Distribution received from Spin-Off of Civeo	--	750,000
Debt and capital lease repayments	(411)	(408)
Issuance of common stock from share-based payment arrangements	2,385	8,844
Purchase of treasury stock	(104,596)	(162,053)
Tax impact of share-based payment arrangements	550	4,585
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(6,786)	(5,048)
Payment of financing costs	(2)	(3,862)
Other, net	--	1
Net cash flows used in continuing financing activities	(95,776)	(286,308)
Net cash flows used in discontinued financing activities	--	(282,204)
Net cash flows used in financing activities	(95,776)	(568,512)

Effect of exchange rate changes on cash	(278)	(3,663)
Net change in cash and cash equivalents	32,452	(529,506)
Cash and cash equivalents, beginning of period	53,263	599,306

Cash and cash equivalents, end of period	$85,715	$69,800

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2014	$610	$685,232	$1,151,266	$(22,100)	$(474,351)	$1,340,657
Net income.			27,481			27,481
Currency translation adjustment (excluding intercompany notes)				(16,295)		(16,295)
Currency translation adjustment on intercompany notes				(3,837)		(3,837)
Unrealized gain on forward contracts, net of tax				160		160
Exercise of stock options, including tax impact	2	2,932				2,934
Amortization of restricted stock compensation		13,993				13,993
Stock option expense		2,252				2,252
Restricted stock awards granted	4	(4)				--
Surrender of stock to pay taxes on stock option exercises and restricted stock awards					(6,786)	(6,786)
OIS common stock withdrawn from deferred compensation plan		(3)			3	--
Share repurchases					(105,916)	(105,916)
Balance, September 30, 2015	$616	$704,402	$1,178,747	$(42,072)	$(587,050)	$1,254,643

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

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements. Our industry is cyclical and this cyclicality impacts our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows including our determination of whether a decline in value of our long-lived assets and related fair values of our reporting units have occurred. A longer term continuation of the current down cycle will likely result in changes in our estimates of forward cash flow timing and amounts and may result in impairment losses.

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

In September 2015, the FASB issued guidance on measurement-period adjustments for business combinations which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined, as opposed to revising prior periods presented in financial statements as previously required. Thus, an acquirer shall record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance with earlier application permitted for financial statements that have not been issued. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

In July 2015, the FASB issued guidance on the measurement of inventory which simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under this guidance, in scope inventory should be measured at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of this guidance on our consolidated financial statements and our timing for adoption but do not expect that the adoption of this guidance will have a material effect on our consolidated financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In April 2015, the FASB issued guidance on the presentation of debt issuance costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued additional guidance on this topic which adds comments from the Commission addressing the guidance issued in April 2015 and debt issuance costs related to line-of-credit arrangements. The Commission commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. For public business entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued guidance deferring the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

3.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2015 and December 31, 2014 is presented below (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Accounts receivable, net:
Trade	$189,253	$348,115
Unbilled revenue	116,749	148,371
Other	5,396	7,763
Total accounts receivable	311,398	504,249
Allowance for doubtful accounts	(6,824)	(7,125)
	$304,574	$497,124

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Inventories, net:
Finished goods and purchased products	$101,213	$94,955
Work in process	48,331	49,631
Raw materials	89,060	97,780
Total inventories	238,604	242,366
Allowance for excess, damaged, or obsolete inventory	(12,210)	(9,876)
	$226,394	$232,490

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Prepaid expenses and other current assets:
Income tax asset	$13,535	$17,740
Prepaid insurance	2,671	7,310
Prepaid rent/leases	1,184	802
Other prepaid expenses and current assets	13,935	17,937
	$31,325	$43,789

	Estimated	SEPTEMBER 30,	DECEMBER 31,
	Useful Life (years)	2015	2014
Property, plant and equipment, net:
Land		$26,375	$29,850
Buildings and leasehold improvements	3-40	181,854	175,421
Machinery and equipment	2-28	459,858	438,980
Completion services equipment	2-10	419,761	387,165
Office furniture and equipment	1-10	32,024	30,647
Vehicles	1-10	127,307	129,922
Construction in progress		82,450	74,088
Total property, plant and equipment		1,329,629	1,266,073
Accumulated depreciation		(681,299)	(616,227)
		$648,330	$649,846

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Accrued liabilities:
Accrued compensation	$21,537	$58,979
Insurance liabilities	10,959	11,300
Accrued taxes, other than income taxes	7,990	4,851
Accrued commissions	2,192	3,622
Accrued product warranty reserves	2,471	2,810
Other	16,285	14,568
	$61,434	$96,130

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $22.1 million at December 31, 2014 to $42.1 million at September 30, 2015 primarily as a result of foreign currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar which are used to remeasure the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil, Thailand and Canada). During the first nine months of 2015, the U.S. dollar strengthened significantly relative to the majority of these key foreign currencies, and, as a result, our accumulated other comprehensive loss increased.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	EARNINGS PER SHARE

The numerator (income or loss) and denominator (shares) used for the computation of basic and diluted earnings per share were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2015		2014
	Income (Loss)	Shares	Income (Loss)	Shares
Basic:
Net income attributable to Oil States International, Inc.	$1,729		$56,920
Less: Undistributed net income allocable to participating securities	(36)		(1,187)
Undistributed net income applicable to common stockholders	1,693		55,733
Less: (Income) loss from discontinued operations, net of tax	(23)		1,467
Add: Undistributed net income (loss) from discontinued operations allocable to participating securities	--		(31)
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$1,670	50,011	$57,169	52,979
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$1,670	50,011	$57,169	52,979
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	--	--	7	--
Options on common stock	--	30	--	298
Restricted stock awards and other	--	9	--	17
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	1,670	50,050	57,176	53,294
Income (loss) from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	22		(1,436)
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$1,692	50,050	$55,740	53,294

	NINE MONTHS ENDED SEPTEMBER 30,
	2015		2014
	Income (Loss)	Shares	Income (Loss)	Shares
Basic:
Net income attributable to Oil States International, Inc.	$27,481		$120,544
Less: Undistributed net income allocable to participating securities	(575)		(1,846)
Undistributed net income applicable to common stockholders	26,906		118,698
Less: Income from discontinued operations, net of tax	(224)		(51,571)
Add: Undistributed net income from discontinued operations allocable to participating securities	5		790
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$26,687	50,422	$67,917	53,119
Diluted:
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$26,687	50,422	$67,917	53,119
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	1	--	6	--
Options on common stock	--	70	--	286
Restricted stock awards and other	--	9	--	17
Income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	26,688	50,501	67,923	53,422
Income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	219		50,781
Undistributed net income reallocated to participating securities	--		4
Net income attributable to Oil States International, Inc. common stockholders – Diluted	$26,907	50,501	$118,708	53,422

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Our calculation of diluted earnings per share for the three and nine months ended September 30, 2015 excluded 757,150 shares and 745,514 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and nine months ended September 30, 2014 excluded 196,039 shares and 186,354 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

6.	BUSINESS ACQUISITIONS AND GOODWILL

On January 2, 2015, we acquired all of the equity of Montgomery Machine Company, Inc. (MMC). Headquartered in Houston, Texas, MMC combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry. We believe that the acquisition of MMC will strengthen our position in our offshore products segment as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages. Total transaction consideration was $33.4 million in cash, net of cash acquired, funded from amounts available under the Company’s credit facility. The operations of MMC have been included in our offshore products segment since the acquisition date.

Changes in the carrying amount of goodwill for the nine month period ended September 30, 2015 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Offshore Products	Total
Balance as of December 31, 2014
Goodwill	$200,967	$22,767	$223,734	$145,762	$369,496
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	(117,295)
	106,439	--	106,439	145,762	252,201
Goodwill acquired	--	--	--	13,942	13,942
Foreign currency translation and other changes	(1,674)	--	(1,674)	(161)	(1,835)
	$104,765	$--	$104,765	$159,543	$264,308

Balance as of September 30, 2015
Goodwill	$199,293	$22,767	$222,060	$159,543	$381,603
Accumulated Impairment Losses	(94,528)	(22,767)	(117,295)	--	(117,295)
	$104,765	$--	$104,765	$159,543	$264,308

7.	DISCONTINUED OPERATIONS

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table provides the components of net income from discontinued operations, net of tax for each operating segment (in thousands).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Accommodations	$--	$--	$--	$404,132
Tubular services	$--	$--	$--	$--

Income (loss) from Accommodations discontinued operations:
Income from discontinued operations before income taxes	$36	$512	$324	$62,436
Income tax expense	(13)	(1,965)	(117)	(11,063)
Net (loss) income from discontinued operations, net of tax	$23	$(1,453)	$207	$51,373

Income (loss) from Tubular services discontinued operations:
(Loss) Income from discontinued operations before income taxes	$--	$(21)	$27	$315
Income tax (expense) benefit	--	7	(10)	(118)
Net (loss) income from discontinued operations, net of tax	$--	$(14)	$17	$197

8.	DEBT

As of September 30, 2015 and December 31, 2014, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Revolving credit facility, which matures May 28, 2019, with available commitments up to $600 million and with a weighted average interest rate of 3.5% for the nine month period ended September 30, 2015	$153,767	$140,684
Capital lease obligations and other debt	6,359	6,681
Total debt	160,126	147,365
Less: Current portion	515	530
Total long-term debt and capitalized leases	$159,611	$146,835

Credit Facility

In connection with the Spin-Off, the Company terminated its then existing credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility. The Company has an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first nine months of 2015, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the first nine months of 2015. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization and other non-cash charges. As of September 30, 2015, we were in compliance with our debt covenants. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The credit facility also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions. As of September 30, 2015, we had $153.8 million outstanding under the Credit Agreement and an additional $39.5 million of outstanding letters of credit, leaving $406.7 million available to be drawn under the credit facility. As of September 30, 2015, the Company had approximately $85.7 million of cash and cash equivalents.

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

10.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2015	53,017,359
Repurchase of shares – transferred to treasury	(2,674,218)
Shares issued upon granting of restricted stock awards, net of forfeitures	448,024
Shares issued upon exercise of stock options	175,260
Shares withheld for taxes on exercise of stock options and vesting of restricted stock awards and transferred to treasury	(160,698)
Shares of common stock outstanding – September 30, 2015	50,805,727

On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. On July 29, 2015, the Company’s Board of Directors approved the termination of our existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, par value $.01 per share. The new program is set to expire on July 29, 2016. During the nine months ended September 30, 2015, a total of $105.9 million of our stock (2,674,218 shares) were repurchased under these programs compared to $155.4 million (1,704,127 shares) during the nine months ended September 30, 2014. The amount remaining under our current share repurchase authorization as of September 30, 2015 was approximately $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

11.	STOCK BASED COMPENSATION

The following table presents a summary of stock option award and restricted stock award activity for the nine months ended September 30, 2015.

	Stock Options	Restricted Stock Awards
	Number of Shares
Outstanding at January 1, 2015	1,007,686	1,106,670
Granted	119,370	558,748
Options Exercised/Stock Vested	(175,260)	(440,599)
Cancelled	(18,996)	(34,824)
Outstanding at September 30, 2015	932,800	1,189,995

Stock based compensation pre-tax expense from continuing operations recognized in the three month periods ended September 30, 2015 and 2014 totaled $5.5 million and $6.8 million, respectively. Stock based compensation pre-tax expense from continuing operations recognized in the nine month periods ended September 30, 2015 and 2014 totaled $16.2 million and $19.3 million, respectively.

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

At September 30, 2015, $38.3 million of compensation cost related to unvested stock options and restricted stock awards attributable to vesting conditions had not yet been recognized.

12.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and nine months ended September 30, 2015 was income tax expense of $4.0 million, representing 69.9% of pretax income, and $18.6 million, representing 40.6% of pretax income, respectively, compared to income tax expense of $32.0 million, or 35.4% of pretax income, and income tax expense of $36.5 million, or 34.6% of pretax income, respectively, for the three and nine months ended September 30, 2014. The higher effective tax rate in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a $3.2 million tax valuation allowance recorded against certain of the Company’s deferred tax assets. The increase in the effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 was largely the result of the $3.5 million tax valuation allowance recorded against certain of the Company’s deferred tax assets, a $2.3 million deferred tax adjustment for certain prior period non-deductible items in 2015, partially offset by reduced domestic income in 2015 due to the impact of the industry downturn in activity and the loss incurred in 2014 from the extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for continuing operations for each of the three and nine months ended September 30, 2015 and 2014 is summarized in the following table (in thousands):

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2015
Well site services –
Completion services	$66,734	$18,701	$(9,991)	$-	$11,343	$545,986
Drilling services	16,506	6,725	(4,844)	-	1,539	109,645
Total well site services	83,240	25,426	(14,835)	-	12,882	655,631
Offshore products	175,646	5,985	33,512	1	10,538	955,439
Corporate and eliminations	-	319	(12,031)	-	154	37,268
Total	$258,886	$31,730	$6,646	$1	$23,574	$1,648,338

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2014
Well site services –
Completion services	$171,990	$18,560	$43,242	$-	$36,370	$622,318
Drilling services	52,416	6,721	8,511	-	6,054	144,211
Total well site services	224,406	25,281	51,753	-	42,424	766,529
Offshore products	246,626	5,539	54,899	74	16,783	1,016,077
Corporate and eliminations	-	256	(15,040)	-	131	20,863
Total	$471,032	$31,076	$91,612	$74	$59,338	$1,803,469

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2015
Well site services –
Completion services	$254,265	$57,289	$(8,492)	$-	$46,721	$545,986
Drilling services	56,888	20,368	(11,725)	-	10,209	109,645
Total well site services	311,153	77,657	(20,217)	-	56,930	655,631
Offshore products	554,350	18,054	104,889	5	34,704	955,439
Corporate and eliminations	-	1,031	(35,542)	-	680	37,268
Total	$865,503	$96,742	$49,130	$5	$92,314	$1,648,338

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)		Equity in earnings of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2014
Well site services –
Completion services	$474,106	$54,904	$106,760		$-	$80,523	$622,318
Drilling services	152,243	20,358	23,044		-	21,141	144,211
Total well site services	626,349	75,262	129,804		-	101,664	766,529
Offshore products	709,527	16,939	142,508		292	39,190	1,016,077
Corporate and eliminations	-	769	(53,888)	(1)	-	1,695	20,863
Total	$1,335,876	$92,970	$218,424		$292	$142,549	$1,803,469

(1)	The corporate operating losses for the nine months ended September 30, 2014 include $11.0 million of transactions costs primarily related to the Spin-Off.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

14.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and the first nine months of 2015, a number of lawsuits were filed by current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs seek recovery on their own behalf, and seek certification of a class of similarly situated employees. The Company is actively defending these claims in Federal Court while pursuing potential resolution of the claims through settlement in appropriate cases. The Company recorded a liability in earlier periods for the estimated amount of any expected settlement.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements and notes to those statements included in the 2014 Form 10-K.

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

In the past few years, crude oil prices have been volatile due to global economic uncertainties as well as inadequate regional well site transportation infrastructure. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and prices continued to drop precipitously throughout the remainder of 2014 and into the first quarter of 2015, with a partial recovery during the second quarter of 2015 offset by a decline in prices again in the third quarter of 2015. The material decrease in crude oil prices can primarily be attributed to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar relative to other foreign currencies, the Organization of Petroleum Exporting Countries (OPEC) increase of its production and unwillingness to cut production, offset somewhat by increasing global oil demand. The average price of West Texas Intermediate (WTI) crude oil decreased from an average price of $73 per barrel in the fourth quarter of 2014 to an average of $46 per barrel in the third quarter of 2015. These data points compare to an average price of $100 per barrel in the first nine months of 2014. The average price of Intercontinental Exchange Brent (Brent) crude decreased from an average price of $76 per barrel in the fourth quarter of 2014 to an average of $50 per barrel in the third quarter of 2015. These data points compare to an average price of $107 per barrel in the first nine months of 2014. As of October 28, 2015, WTI crude traded at approximately $43 per barrel while ICE Brent crude traded at approximately $47 per barrel. Crude oil prices decreased in the third quarter of 2015 primarily due to high levels of domestic crude oil inventories, concerns regarding the growth outlook in China, global economic uncertainties, and the anticipation of potential supply increases related to the proposed lifting of sanctions against Iran. These events have created market concern that crude oil prices will decline further or remain at their currently low level for the foreseeable future, with the current twelve-month forward strip price for WTI and Brent crude averaging $46 per barrel and $50 per barrel, respectively. The current and expected price for WTI crude will continue to influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Permian and Eagle Ford basins. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. The price for Brent crude will influence our customers’ spending related to global offshore drilling and development and, thus, the activity of our offshore products segment.

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

Prices for natural gas in the U.S. averaged $2.80 per mmBtu in the first nine months of 2015 compared to $3.78 per mmBtu in the fourth quarter of 2014 and $4.57 per mmBtu in the first nine months of 2014. Natural gas prices declined during the first nine months of 2015 largely due to increased natural gas inventories. Natural gas prices traded at approximately $2.09 per mmBtu as of October 28, 2015. Strong production and a milder winter this year compared to last year resulted in significant increases in natural gas inventories in the U.S. during the first nine months of 2015, from 11% below the 5-year average as of the end of the first nine months of 2014 to 4% above the 5-year average as of the end of the first nine months of 2015. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America, specifically onshore shale production resulting from the broad application of horizontal drilling and hydraulic fracturing techniques which continued during the first nine months of the year. As a result of natural gas production growth outpacing demand growth in the U.S., natural gas prices continue to be weak and are expected to remain below levels considered economical for new investments in numerous natural gas fields, with the current twelve-month forward strip price for natural gas averaging $2.49 per mmBtu. If natural gas production growth continues to surpass demand growth in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period and result in fewer rigs drilling for natural gas.

Recent WTI crude, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mmBtu)
9/30/2015	$46.49	$50.44	$2.76
6/30/2015	57.85	61.65	2.75
3/31/2015	48.49	53.98	2.90
12/31/2014	73.21	76.43	3.78
9/30/2014	97.87	101.90	3.96
6/30/2014	103.35	109.69	4.61
3/31/2014	98.68	108.14	5.18
12/31/2013	97.50	109.23	3.85
9/30/2013	105.83	110.23	3.55

(1)	Source: U.S. Energy Information Administration (EIA). As of October 28, 2015, WTI crude, Brent crude and natural gas traded at approximately $43 per barrel, $47 per barrel and $2.09 per mmBtu.

Overview

Demand for the products and services of our offshore products segment is tied primarily to the long-term outlook for commodity prices. Demand for our well site services segment responds to shorter-term movements in oil and natural gas prices and, specifically, changes in North American drilling and completion activity given the spot contract nature of our operations coupled with shorter cycles between drilling a well and bringing it on production. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S. and international markets.

Our offshore products segment provides highly engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon capital spending for offshore production systems and subsea pipelines, repairs and upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. We believe some of these deepwater projects are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas given longer lead times associated with field development. However, recent declines in crude oil prices and the uncertain outlook around longer-term pricing have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects given that, certain of these deep water projects, may become uneconomical relative to the risk involved.  In addition, shorter-cycle product sales (such as elastomer products) and services for this segment have declined in the first nine months of 2015.

Bidding and quoting activity for our offshore products segment continued during the first nine months of 2015, albeit at a slower pace. Accordingly, backlog in our offshore products segment decreased approximately 20% to $394 million at September 30, 2015 from $490 million at December 31, 2014 due to project deferrals and delays in award timing resulting from the continued low commodity price environment. Backlog totaled $543 million at September 30, 2014.

Our well site services business segment is primarily affected by drilling and completion activity in the U.S., including the Gulf of Mexico and, to a lesser extent, Canada and the rest of the world. In the past few years, our industry has experienced a shift in spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to the most current rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially in recent months due to much lower crude oil prices, totaling 594 rigs as of October 23, 2015. The October 23, 2015 oil rig count comprised approximately 75% of total U.S. drilling activity. The remaining 25% of drilling activity is largely natural gas-related. The U.S. natural gas-related working rig count has declined from more than 810 rigs at the beginning of 2012 to 193 rigs as of October 23, 2015, a more than 28 year low.

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

	Average Drilling Rig Count for
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
U.S. Land – Oil	635	1,533	783	1,472
U.S. Land – Natural gas and other	198	309	230	315
U.S. Offshore	32	61	38	58
Total U.S.	865	1,903	1,051	1,845
Canada	191	385	200	371
Total North America	1,056	2,288	1,251	2,216

The average North American rig count for the nine months ended September 30, 2015 decreased 965 rigs, or 44%, compared to the nine months ended September 30, 2014 in response to much lower crude oil prices from the levels experienced in the first nine months of 2014.

Exacerbating the steep declines in drilling activity, many of our exploration and production customers have been and are continuing to defer well completions. These deferred completions are referred to in the industry as drilled but uncompleted wells (or “DUC’s”). Motivation on the part of our customers to defer completions is generally driven by the need to preserve cash flow in a weak commodity price environment and/or the desire to produce reserves at a later date with expectations that commodity prices will improve and/or completion costs will decline. Given our wellsite services segment’s exposure to completion activity, DUC’s continue to have a negative impact on our results of operations.

The reduced demand for our products and services coupled with a reduction in the prices we charge our customers, particularly customers of our well site services business segment, have adversely affected our results of operations, cash flows and financial position as of and for the nine-month period ended September 30, 2015. If the current pricing environment for oil and natural gas continues, our customers could be required to further reduce their capital expenditures, causing further declines in the demand for, and prices of, our products and services. Additionally, many of our customers have experienced a significant decline in their revenues and cash flows and some have experienced a reduction in liquidity and access to capital. A continuation of these conditions could adversely affect certain of our customers’ ability to pay or otherwise perform on their obligations to us. Declines in the demand for, and prices of, our products and services or the inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may require us to incur impairment charges and/or write down the value of our goodwill and may otherwise adversely impact our results of operations and our cash flows and financial position.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect to spend a total of approximately $125 million to $130 million for capital expenditures during 2015 to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, vendor delivery timing and free cash flow generation. We plan to fund our capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. In our well site services segment, the majority of our capital expenditures in the first nine months of 2015 were carryover from our 2014 budget. In this segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on an evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: well site services and offshore products. Selected financial information by business segment for the three and nine months ended September 30, 2015 and 2014 is summarized below (in millions, except % amounts):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	September 30,				September 30,
			Variance				Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%

Revenues
Well site services -
Completion services	$66.7	$172.0	$(105.3)	(61)%	$254.3	$474.1	$(219.8)	(46)%
Drilling services	16.5	52.4	(35.9)	(69)%	56.9	152.2	(95.3)	(63)%
Total well site services	83.2	224.4	(141.2)	(63)%	311.2	626.3	(315.1)	(50)%
Offshore products	175.7	246.6	(70.9)	(29)%	554.3	709.6	(155.3)	(22)%
Total	$258.9	$471.0	$(212.1)	(45)%	$865.5	$1,335.9	$(470.4)	(35)%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$52.5	$102.3	$(49.8)	(49)%	$189.5	$289.6	$(100.1)	(35)%
Drilling services	14.0	36.4	(22.4)	(62)%	46.4	106.5	(60.1)	(56)%
Total well site services	66.5	138.7	(72.2)	(52)%	235.9	396.1	(160.2)	(40)%
Offshore products	122.1	167.8	(45.7)	(27)%	385.1	490.7	(105.6)	(22)%
Total	$188.6	$306.5	$(117.9)	(38)%	$621.0	$886.8	$(265.8)	(30)%
Gross margin
Well site services -
Completion services	$14.2	$69.7	$(55.5)	(80)%	$64.8	$184.5	$(119.7)	(65)%
Drilling services	2.5	16.0	(13.5)	(84)%	10.5	45.7	(35.2)	(77)%
Total well site services	16.7	85.7	(69.0)	(81)%	75.3	230.2	(154.9)	(67)%
Offshore products	53.6	78.8	(25.2)	(32)%	169.2	218.9	(49.7)	(23)%
Total	$70.3	$164.5	$(94.2)	(57)%	$244.5	$449.1	$(204.6)	(46)%
Gross margin as a percentage of revenues
Well site services -
Completion services	21%	41%			25%	39%
Drilling services	15%	31%			18%	30%
Total well site services	20%	38%			24%	37%
Offshore products	31%	32%			31%	31%
Total	27%	35%			28%	34%

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

We reported net income from continuing operations attributable to the Company for the quarter ended September 30, 2015 of $1.7 million, or $0.03 per diluted share, including a higher effective tax rate driven primarily by a $3.2 million, or $0.06 per diluted share, tax valuation allowance recorded against the Company’s Brazilian and Mexican deferred tax assets related to tax loss carryforwards and $0.7 million (pre-tax), or $0.01 per diluted share after-tax, of severance related costs. Excluding the higher effective tax rate and severance costs, net income from continuing operations for the third quarter of 2015 would have been $5.6 million, or $0.11 per diluted share. These results compare to net income from continuing operations attributable to the Company for the quarter ended September 30, 2014 of $58.4 million, or $1.07 per diluted share.

Revenues. Consolidated revenues decreased $212.1 million, or 45%, in the third quarter of 2015 compared to the third quarter of 2014.

Our well site services segment revenues decreased $141.2 million, or 63%, in the third quarter of 2015 compared to the third quarter of 2014 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $105.3 million, or 61%, in the third quarter of 2015 compared to the third quarter of 2014, primarily due to a 48% decrease in the number of service tickets completed as a result of decreased activity in the shale basins and a 26% decrease in our revenue per completion services job due to pricing pressure from our customers and competitors. Our drilling services revenues decreased $35.9 million, or 69%, in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 90% during the third quarter of 2014 to an average of 33% in the third quarter of 2015 primarily due to the weak commodity price environment.

Our offshore products segment revenues decreased $70.9 million, or 29%, in the third quarter of 2015 compared to the third quarter of 2014. This decrease was the result of lower contributions across all of the Company’s product lines, primarily drilling products and shorter cycle businesses such as elastomer products, coupled with reduced service activities and a backlog that has trended lower during 2015.

Cost of Sales and Service. Our consolidated cost of sales and services decreased $117.9 million, or 38%, in the third quarter of 2015 compared to the third quarter of 2014 as a result of decreased cost of sales at our well site services and offshore products segments of $72.2 million, or 52%, and $45.7 million, or 27%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, our consolidated gross margin as a percentage of revenues decreased from 35% in the third quarter of 2014 to 27% in the third quarter of 2015 primarily due to lower margins realized in our wellsite services segment in the third quarter of 2015.

Our well site services segment cost of sales decreased $72.2 million, or 52%, in the third quarter of 2015 compared to the third quarter of 2014 as a result of a $49.8 million, or 49%, decrease in completion services cost of sales and a $22.4 million, or 62%, decrease in drilling services cost of sales. These decreases in cost of sales, which are strongly correlated to the revenue decreases in these businesses, reflect cost reduction measures implemented in response to the material decrease in revenues caused by industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 38% in the third quarter of 2014 to 20% in the third quarter of 2015. Our completion services gross margin as a percentage of revenues decreased from 41% in the third quarter of 2014 to 21% in the third quarter of 2015 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 31% in the third quarter of 2014 to 15% in the third quarter of 2015 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $45.7 million, or 27%, in the third quarter of 2015 compared to the third quarter of 2014 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained generally constant (32% in the third quarter of 2014 compared to 31% in the third quarter of 2015).

Selling, General and Administrative Expenses. SG&A expenses decreased $10.6 million, or 24%, in the third quarter of 2015 compared to the third quarter of 2014 largely due to decreased compensation including bonuses, wages and benefits and stock compensation expense, coupled with a decrease in commissions.

Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million, or 2%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to capital expenditures made during the previous twelve months across all segments of the Company along with increased depreciation and amortization expense related to the Montgomery Machine Company, Inc. (MMC) acquisition which closed at the beginning of the first quarter of 2015.

Other Operating Expense (Income). Other operating income decreased $0.7 million, or 36%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a decrease in offshore products royalty income and a net decrease in foreign currency exchange gains.

Operating Income. Consolidated operating income decreased $85.0 million, or 93%, in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of decreases in operating income from our wellsite services segment of $66.6 million due to decreased revenues caused by industry activity declines, and a $21.4 million decrease in offshore products operating income.

Interest Expense and Interest Income. Net interest expense decreased $0.1 million, or 4%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to decreased amounts outstanding under our bank credit facility partially offset by increased letters of credit and unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt increased from 3.4% in the third quarter of 2014 to 3.9% in the third quarter of 2015 primarily due to an increased proportion of interest expense from unused commitment fees which are calculated at a rate of 0.375%.

Income Tax Expense. The Company’s income tax expense for the third quarter of 2015 was $4.0 million, representing 69.9% of pretax income, compared to $32.0 million, representing 35.4% of pretax income, for the third quarter of 2014. The higher effective tax rate in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a $3.2 million tax valuation allowance recorded against certain of the Company’s deferred tax assets.

Discontinued Operations. Net income from discontinued operations for the third quarter of 2015 was less than $0.1 million compared to a net loss of $1.5 million for the third quarter of 2014. Operating income included within discontinued operations was less than $0.1 million for the third quarter of 2015 and $0.5 million for the third quarter 2014. The increase in net income and the decrease in operating income year-over-year primarily relate to an income tax expense adjustment and an insurance premium refund related to discontinued operations in the third quarter of 2014.

Other Comprehensive Loss. Other comprehensive loss increased $2.2 million in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Brazil and Canada.) The average exchange rates of the British pound, Brazilian real, and Canadian dollar compared to the U.S. dollar weakened by 7%, 36%, and 17%, respectively, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

We reported net income from continuing operations attributable to the Company for the nine months ended September 30, 2015 of $27.3 million, or $0.53 per diluted share, which included $4.5 million of severance and other downsizing charges and a higher effective tax rate driven primarily by a $3.5 million tax valuation allowance recorded against the Company’s Brazilian and Mexican deferred tax assets related to tax loss carryforwards and a $2.3 million deferred tax adjustment for certain prior period non-deductible items. Excluding these significant charges in the first nine months of 2015, net income from continuing operations would have been $36.4 million, or $0.71 per diluted share. These results compare to net income from continuing operations attributable to the Company for the nine months ended September 30, 2014 of $69.0 million, or $1.27 per diluted share, which included a loss on extinguishment of debt of $100.4 million, or $1.22 per diluted share after-tax, and $11.0 million, or $0.12 per diluted share after-tax, of transaction costs included in “Other operating expense” and SG&A expenses primarily related to the Spin-Off. Excluding these significant charges in the first nine months of 2014, net income from continuing operations would have been $141.8 million, or $2.61 per diluted share.

Revenues. Consolidated revenues decreased $470.4 million, or 35%, in the first nine months of 2015 compared to the first nine months of 2014.

Our well site services segment revenues decreased $315.1 million, or 50%, in the first nine months of 2015 compared to the first nine months of 2014 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $219.8 million, or 46%, in the first nine months of 2015 compared to the first nine months of 2014, primarily due to a 32% decrease in the number of service tickets completed as a result of decreased activity in the active shale basins and a 22% decrease in our revenue per completion services job due to pricing pressure from our customers and competitors. Our drilling services revenues decreased $95.3 million, or 63%, in the first nine months of 2015 compared to the first nine months of 2014 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 87% during the first nine months of 2014 to an average of 37% in the first nine months of 2015 primarily due to the weak commodity price environment.

Our offshore products segment revenues decreased $155.3 million, or 22%, in the first nine months of 2015 compared to the first nine months of 2014. This decrease was primarily the result of lower contributions from drilling and subsea products and shorter cycle businesses such as elastomer products, coupled with reduced service activities and a backlog that has trended lower during 2015.

Cost of Sales and Service. Our consolidated cost of sales and services decreased $265.8 million, or 30%, in the first nine months of 2015 compared to the first nine months of 2014 as a result of decreased cost of sales at our well site services and offshore products segments of $160.2 million, or 40%, and $105.6 million, or 22%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 34% in the first nine months of 2014 to 28% in the first nine months of 2015 primarily due to lower margins realized in our wellsite services segment in the first nine months of 2015.

Our well site services segment cost of sales decreased $160.2 million, or 40%, in the first nine months of 2015 compared to the first nine months of 2014 as a result of a $100.1 million, or 35%, decrease in completion services cost of sales and a $60.1 million, or 56%, decrease in drilling services cost of sales. These decreases in cost of sales, which are strongly correlated to the revenue decreases in these businesses, reflect cost reduction measures implemented in response to the material decrease in revenues caused by industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 37% in the first nine months of 2014 to 24% in the first nine months of 2015. Our completion services gross margin as a percentage of revenues decreased from 39% in the first nine months of 2014 to 25% in the first nine months of 2015 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 30% in the first nine months of 2014 to 18% in the first nine months of 2015 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $105.6 million, or 22%, in the first nine months of 2015 compared to the first nine months of 2014 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained constant at 31% in the first nine months of 2014 and 2015.

Selling, General and Administrative Expenses. SG&A expense decreased $27.4 million, or 21%, in the first nine months of 2015 compared to the first nine months of 2014 largely due to decreased compensation including bonuses, wages and benefits and stock compensation expense coupled with a decrease in commissions and bad debt expense.

Depreciation and Amortization. Depreciation and amortization expense increased $3.8 million, or 4%, in the first nine months of 2015 compared to the first nine months of 2014 primarily due to capital expenditures made during the previous twelve months across all segments of the Company along with increased depreciation and amortization expense related to the MMC acquisition which closed at the beginning of the first quarter of 2015.

Other Operating Expense (Income). Other operating expense (income) moved from other operating expense of $9.5 million in the first nine months of 2014 to other operating income of $2.1 million in the first nine months of 2015 primarily due to transaction costs incurred in 2014 in connection with the Spin-Off totaling $11.0 million.

Operating Income. Consolidated operating income decreased $169.3 million, or 78%, in the first nine months of 2015 compared to the first nine months of 2014 primarily as a result of decreases in operating income from our wellsite services segment of $150.0 million, resulting from decreased revenues caused by industry activity declines, and a $37.6 million decrease in offshore products operating income.

Interest Expense and Interest Income. Net interest expense decreased $10.6 million, or 71%, in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the Company’s repurchase of the remaining $966.0 million aggregate principal amount of our 6 1/2% and 5 1/8% Notes in the second quarter of 2014, partially offset by increased amounts outstanding under our bank credit facility coupled with unused commitment fees paid to our lenders. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.3% in the first nine months of 2014 to 3.5% in the first nine months of 2015 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014.

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

Income Tax Expense. The Company’s income tax provision for the first nine months of 2015 was $18.6 million, representing 40.6% of pretax income, compared to $36.5 million, representing 34.6% of pretax income, for the first nine months of 2014. The increase in the effective tax rate from the prior year was largely the result of the $3.5 million tax valuation allowance recorded against certain of the Company’s deferred tax assets, a $2.3 million deferred tax adjustment for certain prior period non-deductible items in 2015, partially offset by reduced domestic income in 2015 due to the impact of the industry downturn in activity and the loss incurred in 2014 from the extinguishment of debt associated with the debt refinancings completed in conjunction with the Spin-Off.

Discontinued Operations. Net income from discontinued operations for the first nine months of 2015 was $0.2 million compared to net income of $51.6 million for the first nine months of 2014. There were no revenues reported within discontinued operations during the first nine months of 2015 compared to $404.2 million for the first nine months of 2014 due to the Spin-Off on May 30, 2014. Operating income included within discontinued operations was $0.4 million and $79.9 million for the first nine months of 2015 and 2014, respectively. The decreases in revenue and operating income year-over-year primarily relate to the absence of accommodations operations for the first nine months of 2015 compared to five months of operations in the first nine months of 2014.

Other Comprehensive Income (Loss). Other comprehensive income (loss) decreased from income of $10.3 million in the first nine months of 2014 to a loss of $20.0 million in the first nine months of 2015 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in Brazil, Canada and the United Kingdom). The average exchange rates of the British pound, Brazilian real, and Canadian dollar compared to the U.S. dollar weakened by 8%, 27%, and 13%, respectively, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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

Operating Activities

Despite the weak market conditions, cash totaling $252.5 million was provided by continuing operations during the first nine months of 2015 compared to $141.4 million provided by continuing operations during the first nine months of 2014. During the first nine months of 2015, $116.1 million was provided from net working capital reductions, primarily due to decreases in receivables partially offset by decreases in accounts payable and accrued liabilities. During the first nine months of 2014, $119.0 million was used to fund working capital, primarily due to a build in accounts receivable in addition to income tax and interest payments.

Investing Activities

Cash was used in investing activities during the first nine months of 2015 in the amount of $124.3 million compared to $140.8 million used in continuing operations during the first nine months of 2014. Capital expenditures for continuing operations totaled $92.3 million and $142.6 million during the first nine months of 2015 and 2014, respectively. Capital expenditures in both years consisted principally of purchases of completion services equipment, upgrading and maintenance of our drilling services equipment, expansion and upgrading of our offshore products segment facilities and various other capital spending initiatives.

On January 2, 2015, we acquired all of the equity of MMC. Subject to customary post-closing adjustments, total transaction consideration was $33.4 million in cash, net of cash acquired, funded from amounts available under the Company’s credit facility.

We currently expect to spend a total of approximately $125 million to $130 million for capital expenditures during 2015 to upgrade and maintain our completion services and drilling services equipment, to expand and upgrade our offshore products facilities, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, vendor delivery timing and free flow cash generation. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At September 30, 2015, we had cash totaling $84.4 million held by foreign subsidiaries, primarily in Singapore and the United Kingdom. Our intent is to utilize at least a portion of these cash balances for future investment outside the United States. Approximately $42 million of cash held by our foreign subsidiaries can be repatriated without triggering any incremental tax consequences.

Financing Activities

Net cash of $95.8 million was used in financing activities during the first nine months of 2015, primarily associated with repurchases of our common stock totaling $104.6 million. Net cash of $286.3 million was used in financing activities during the first nine months of 2014, primarily as a result of the repayment of our 6 1/2% and 5 1/8% Notes and repurchases of our common stock, partially offset by net cash received from the Spin-Off (the $750 million special cash dividend received from Civeo) and borrowings under our revolving credit facility.

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

Share Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. On July 29, 2015, the Company’s Board of Directors approved the termination of our existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, par value $.01 per share. The new program is set to expire on July 29, 2016. During the nine months ended September 30, 2015, a total of $105.9 million of our stock (2,674,218 shares) were repurchased under these programs compared to $155.4 million (1,704,127 shares) during the nine months ended September 30, 2014. As of September 30, 2015, a total of $456.0 million of our stock (6,902,748 shares, or approximately 13% of the outstanding shares of our common stock at the initiation of our initial share repurchase authorization in August 2012) had been repurchased under these programs. The amount remaining under our current share repurchase authorization as of September 30, 2015 was approximately $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Credit Facilities. In connection with the Spin-Off, the Company terminated its then existing bank credit facility on May 28, 2014 and entered into a new $600 million senior secured revolving credit facility (the revolving credit facility). The Company has an option to increase the maximum borrowings under the new facility to $750 million contingent upon additional lender commitments prior to its maturity. The facility matures on May 28, 2019. The credit facility is governed by a Credit Agreement dated as of May 28, 2014 (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first nine months of 2015, our applicable margin over LIBOR was 1.50%. The weighted average interest rate on the Company’s total outstanding debt decreased from 6.3% in the first nine months of 2014 to 3.5% in the first nine months of 2015 primarily due to the repurchase of the 6 1/2% and 5 1/8% Notes in the second quarter of 2014. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first nine months of 2015.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA, to consolidated interest expense of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization and other non-cash charges.  As of September 30, 2015, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2015.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

As of September 30, 2015, we had $153.8 million in borrowings outstanding under the Credit Agreement and $39.5 million of outstanding letters of credit, leaving $406.7 million available to be drawn under the revolving credit facility.

Our total debt represented 11.3% of our combined total debt and stockholders’ equity at September 30, 2015 compared to 9.9% at December 31, 2014 and 11.8% at September 30, 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2015, we had floating-rate obligations totaling approximately $153.8 million drawn under our credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2015 levels, our consolidated interest expense would increase by a total of approximately $1.5 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of exchange rate risks in areas outside the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2015, our reported foreign exchange gains were $1.3 million and are included in “Other operating (income) expense” in the Condensed Consolidated Statements of Income. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions. As of September 30, 2015 and December 31, 2014, we had outstanding foreign currency forward purchase contracts with notional amounts of $5.4 million related to expected cash flows denominated in Euros. As a result of these contracts, we recorded other comprehensive income of $0.3 million for the nine months ended September 30, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2015 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), or in other factors, which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and early 2015, a number of lawsuits were filed by current and former employees, in Federal Court against the Company and or one of its subsidiaries, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs seek recovery on their own behalf, and seek certification of a class of similarly situated employees. The Company is actively defending these claims in Federal Court while pursuing potential resolution of the claims through settlement in appropriate cases. The Company recorded a liability in earlier periods for the estimated amount of any expected settlement.

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

For additional information regarding legal proceedings, see “Part I, Item 1. Legal Proceedings” in our 2014 Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2015 – July 31, 2015	1,032(2)	$35.53(3)	--	$ 150,000,000
August 1, 2015 – August 31, 2015	349,488	$27.41(4)	349,488	$ 140,422,090
September 1, 2015 - September 30, 2015	133,076	$27.01(4)	133,076	$ 136,827,937
Total	483,596	$27.31	482,564	$ 136,827,937

(1)	On August 23, 2012, we announced a share repurchase program of up to $200,000,000 to replace the prior share repurchase authorization. On September 6, 2013, we announced an increase in the program from $200,000,000 to $500,000,000. On July 29, 2015, the Company’s Board of Directors approved the termination of our existing share repurchase program and authorized a new program providing for the repurchase of up to $150,000,000 of the Company’s common stock. The new program is set to expire on July 29, 2016.
(2)	Includes 1,032 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.
(3)	The price paid per share was based on the closing price of the Company’s common stock on July 2, 2015 and July 28, 2015 which represents the dates the restrictions lapsed on such shares.
(4)	The price paid per share was based on the weighted average closing price of the Company’s common stock on the dates in which we repurchased shares under our share repurchase program.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 13, 2009 (File No. 001-16337)).

3.3	—	Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

  *      Filed herewith.

  **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: October 30, 2015	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: October 30, 2015	By	/s/ SARAH A. MUNSON
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