Form 10-Q
period 2016-06-30
OIL STATES INTERNATIONAL, INC
filed 2016-07-28
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The Registrant had 51,343,160 shares of common stock, par value $0.01, outstanding and 10,920,525 shares of treasury stock as of July 25, 2016.

OIL STATES INTERNATIONAL, INC.

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Financial Statements
	Unaudited Condensed Consolidated Statements of Operations	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Cash Flows	6
	Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8 – 16

Cautionary Statement Regarding Forward-Looking Statements		17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27 – 28

Item 4.	Controls and Procedures	28 – 29

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29 – 30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signature Page		31

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015

Revenues	$175,849	$269,258	$345,504	$606,617

Costs and expenses:
Cost of sales and services	136,400	194,664	265,215	432,386
Selling, general and administrative expenses	30,486	32,002	60,466	67,607
Depreciation and amortization expense	29,415	32,432	59,817	65,011
Other operating (income) expense	(3,291)	1,436	(2,728)	(871)
	193,010	260,534	382,770	564,133
Operating (loss) income	(17,161)	8,724	(37,266)	42,484
Interest expense	(1,315)	(1,627)	(2,760)	(3,335)
Interest income	110	138	202	275
Other income	224	355	430	821
(Loss) income from continuing operations before income taxes	(18,142)	7,590	(39,394)	40,245
Income tax benefit (expense)	6,437	(1,442)	14,453	(14,694)
Net (loss) income from continuing operations	(11,705)	6,148	(24,941)	25,551
Net (loss) income from discontinued operations, net of tax	(1)	35	(4)	201
Net (loss) income attributable to Oil States International, Inc.	$(11,706)	$6,183	$(24,945)	$25,752

Net (loss) income attributable to Oil States International, Inc.:
Continuing operations	$(11,705)	$6,148	$(24,941)	$25,551
Discontinued operations	(1)	35	(4)	201
Net (loss) income attributable to Oil States International, Inc.	$(11,706)	$6,183	$(24,945)	$25,752

Basic net (loss) income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$(0.23)	$0.12	$(0.50)	$0.50
Discontinued operations	--	--	--	--
Net (loss) income	$(0.23)	$0.12	$(0.50)	$0.50

Diluted net (loss) income per share attributable to Oil States International, Inc. common stockholders from:
Continuing operations	$(0.23)	$0.12	$(0.50)	$0.50
Discontinued operations	--	--	--	--
Net (loss) income	$(0.23)	$0.12	$(0.50)	$0.50

Weighted average number of common shares outstanding:
Basic	50,210	50,427	50,126	50,627
Diluted	50,210	50,515	50,126	50,725

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015

Net (loss) income	$(11,706)	$6,183	$(24,945)	$25,752

Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,870)	9,773	(7,317)	(4,718)
Unrealized gain on forward contracts, net of tax	--	124	--	72
Total other comprehensive (loss) income	(8,870)	9,897	(7,317)	(4,646)
Comprehensive (loss) income attributable to Oil States International, Inc.	$(20,576)	$16,080	$(32,262)	$21,106

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	JUNE 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$51,957	$35,973
Accounts receivable, net	264,101	333,494
Inventories, net	202,269	212,882
Prepaid expenses and other current assets	18,785	29,124
Total current assets	537,112	611,473

Property, plant, and equipment, net	601,228	638,725
Goodwill, net	264,050	263,787
Other intangible assets, net	56,889	59,385
Other noncurrent assets	23,557	23,101
Total assets	$1,482,836	$1,596,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48,392	$59,116
Accrued liabilities	42,805	49,300
Income taxes	5,948	8,303
Current portion of long-term debt and capitalized leases	520	533
Deferred revenue	29,427	36,655
Other current liabilities	291	293
Total current liabilities	127,383	154,200

Long-term debt and capitalized leases	83,604	125,887
Deferred income taxes	22,983	40,497
Other noncurrent liabilities	21,273	20,215
Total liabilities	255,243	340,799

Stockholders’ equity:
Oil States International, Inc. stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 62,279,956 shares and 61,712,805 shares issued, respectively, and 51,360,090 shares and 50,953,149 shares outstanding, respectively	623	617
Additional paid-in capital	721,082	712,980
Retained earnings	1,154,918	1,179,863
Accumulated other comprehensive loss	(58,015)	(50,698)
Common stock held in treasury at cost, 10,919,866 and 10,759,656 shares, respectively	(591,015)	(587,090)
Total stockholders’ equity	1,227,593	1,255,672
Total liabilities and stockholders’ equity	$1,482,836	$1,596,471

The accompanying notes are an integral part of

these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(24,945)	$25,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	4	(201)
Depreciation and amortization	59,817	65,011
Deferred income tax (benefit) expense	(20,206)	(2,331)
Tax impact of share-based payment arrangements	--	(215)
Provision for bad debt	784	(1,134)
Gain on disposals of assets	(372)	(628)
Non-cash compensation charge	10,569	10,697
Amortization of deferred financing costs	390	390
Other, net	665	(136)
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	62,321	206,706
Inventories	7,677	(6,939)
Accounts payable and accrued liabilities	(14,798)	(70,666)
Taxes payable	5,908	5,005
Other operating assets and liabilities, net	(5,688)	(9,816)
Net cash flows provided by continuing operating activities	82,126	221,495
Net cash flows (used in) provided by discontinued operating activities	(6)	314
Net cash flows provided by operating activities	82,120	221,809

Cash flows from investing activities:
Capital expenditures	(18,398)	(68,740)
Acquisitions of businesses, net of cash acquired	--	(33,427)
Proceeds from disposition of property, plant and equipment	546	1,061
Other, net	(1,551)	(392)
Net cash flows used in continuing investing activities	(19,403)	(101,498)

Cash flows from financing activities:
Revolving credit (repayments) borrowings, net	(42,422)	10,224
Debt and capital lease repayments	(263)	(273)
Issuance of common stock from share-based payment arrangements	367	2,209
Purchase of treasury stock	--	(90,659)
Tax impact of share-based payment arrangements	--	215
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,924)	(6,750)
Other, net	(1)	--
Net cash flows used in continuing financing activities	(46,243)	(85,034)

Effect of exchange rate changes on cash	(490)	892
Net change in cash and cash equivalents	15,984	36,169
Cash and cash equivalents, beginning of period	35,973	53,263

Cash and cash equivalents, end of period	$51,957	$89,432

The accompanying notes are an integral part of these

financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2015	$617	$712,980	$1,179,863	$(50,698)	$(587,090)	$1,255,672
Net loss			(24,945)			(24,945)
Currency translation adjustment (excluding intercompany notes)				(10,890)		(10,890)
Currency translation adjustment on intercompany notes				3,573		3,573
Exercise of stock options, including tax impact		(2,395)				(2,395)
Amortization of restricted stock compensation		9,148				9,148
Stock option expense		1,355				1,355
Restricted stock awards granted	6	(6)				--
Surrender of stock to pay taxes on restricted stock awards					(3,924)	(3,924)
Other					(1)	(1)
Balance, June 30, 2016	$623	$721,082	$1,154,918	$(58,015)	$(591,015)	$1,227,593

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

In February 2016, the FASB issued guidance on leases which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial position, results of operations, cash flows and related disclosures.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2016 and December 31, 2015 is presented below (in thousands):

	JUNE 30,	DECEMBER 31,
	2016	2015
Accounts receivable, net:
Trade	$163,500	$210,313
Unbilled revenue	105,396	124,331
Other	2,531	5,738
Total accounts receivable	271,427	340,382
Allowance for doubtful accounts	(7,326)	(6,888)
	$264,101	$333,494

	JUNE 30,	DECEMBER 31,
	2016	2015
Inventories, net:
Finished goods and purchased products	$95,043	$97,362
Work in process	40,886	42,182
Raw materials	78,894	86,236
Total inventories	214,823	225,780
Allowance for excess, damaged, or obsolete inventory	(12,554)	(12,898)
	$202,269	$212,882

	JUNE 30,	DECEMBER 31,
	2016	2015
Prepaid expenses and other current assets:
Prepayments to vendors	$5,864	$5,266
Prepaid insurance	3,592	4,827
Income tax asset	2,722	11,519
Prepaid non-income taxes	2,105	1,680
Prepaid rent/leases	909	1,108
Other prepaid expenses and current assets	3,593	4,724
	$18,785	$29,124

	Estimated				JUNE 30,	DECEMBER 31,
	Useful Life				2016	2015
Property, plant and equipment, net:
Land					$28,029	$26,334
Buildings and leasehold improvements	3	-	40	years	188,833	185,274
Machinery and equipment	2	-	28	years	447,465	462,054
Completion services equipment	2	-	10	years	441,190	421,386
Office furniture and equipment	3	-	10	years	41,031	32,200
Vehicles	2	-	10	years	123,263	125,211
Construction in progress					84,871	92,800
Total property, plant and equipment					1,354,682	1,345,259
Accumulated depreciation					(753,454)	(706,534)
					$601,228	$638,725

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	JUNE 30,	DECEMBER 31,
	2016	2015
Accrued liabilities:
Accrued compensation	$17,836	$19,402
Insurance liabilities	7,416	9,855
Accrued taxes, other than income taxes	5,215	3,619
Accrued leasehold restoration liability	2,846	3,389
Accrued product warranty reserves	2,113	2,638
Accrued commissions	1,223	2,033
Accrued claims	1,038	896
Other	5,118	7,468
	$42,805	$49,300

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $50.7 million at December 31, 2015 to $58.0 million at June 30, 2016, primarily as a result of foreign currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar which are used to translate the foreign operations of our reportable segments (primarily in the United Kingdom, Canada, Brazil, and Argentina). The exchange rates of the Canadian dollar and the Brazilian real compared to the U.S. dollar strengthened by 7% and 19%, respectively, in the first half of 2016 compared to the exchange rates at December 31, 2015, while the exchange rates of the British pound and the Argentine peso compared to the U.S. dollar weakened by 10% and 13%, respectively, during the same period.

5.	EARNINGS PER SHARE

The numerator (loss/income) and denominator (shares) used for the computation of basic and diluted (loss) earnings per share were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2016		2015
	Income (Loss)	Shares	Income (Loss)	Shares
Basic:
Net (loss) income attributable to Oil States International, Inc.	$(11,706)		$6,183
Less: Undistributed net income allocable to participating securities	--		(130)
Undistributed net (loss) income applicable to common stockholders	(11,706)		6,053
Less: Loss (income) from discontinued operations, net of tax	1		(35)
Add: Undistributed net income from discontinued operations allocable to participating securities	--		1
(Loss) income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$(11,705)	50,210	$6,019	50,427
Diluted:
(Loss) income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$(11,705)	50,210	$6,019	50,427
Effect of dilutive securities:
Options on common stock	--	--	--	79
Restricted stock awards and other	--	--	--	9
(Loss) income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	(11,705)	50,210	6,019	50,515
(Loss) income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	(1)		34
Net (loss) income attributable to Oil States International, Inc. common stockholders – Diluted	$(11,706)	50,210	$6,053	50,515

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	SIX MONTHS ENDED JUNE 30,
	2016		2015
	Income (Loss)	Shares	Income (Loss)	Shares
Basic:
Net (loss) income attributable to Oil States International, Inc.	$(24,945)		$25,752
Less: Undistributed net income allocable to participating securities	--		(539)
Undistributed net (loss) income applicable to common stockholders	(24,945)		25,213
Less: Loss (income) from discontinued operations, net of tax	4		(201)
Add: Undistributed net income from discontinued operations allocable to participating securities	--		4
(Loss) income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$(24,941)	50,126	$25,016	50,627
Diluted:
(Loss) income from continuing operations applicable to Oil States International, Inc. common stockholders – Basic	$(24,941)	50,126	$25,016	50,627
Effect of dilutive securities:
Undistributed net income reallocated to participating securities	--	--	1	--
Options on common stock	--	--	--	90
Restricted stock awards and other	--	--	--	8
(Loss) income from continuing operations applicable to Oil States International, Inc. common stockholders – Diluted	(24,941)	50,126	25,017	50,725
(Loss) income from discontinued operations, net of tax, applicable to Oil States International, Inc. common stockholders	(4)		197
Undistributed net income reallocated to participating securities	--		--
Net (loss) income attributable to Oil States International, Inc. common stockholders – Diluted	$(24,945)	50,126	$25,214	50,725

Our calculation of diluted loss per share for the three and six months ended June 30, 2016 excluded 756,653 shares and 759,206 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Our calculation of diluted earnings per share for the three and six months ended June 30, 2015 excluded 766,203 shares and 739,695 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the six month period ended June 30, 2016 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Offshore Products	Total
Balance as of December 31, 2015
Goodwill	$198,903	$22,767	$221,670	$159,412	$381,082
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	--	(117,295)
	104,375	--	104,375	159,412	263,787
Foreign currency translation and other changes	728	--	728	(465)	263
	$105,103	$--	$105,103	$158,947	$264,050

Balance as of June 30, 2016
Goodwill	$199,631	$22,767	$222,398	$158,947	$381,345
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	--	(117,295)
	$105,103	$--	$105,103	$158,947	$264,050

7.	DEBT

As of June 30, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Revolving credit facility, which matures May 28, 2019, with lending commitments up to $600 million(1)	$78,159	$120,191
Capital lease obligations and other debt	5,965	6,229
Total debt	84,124	126,420
Less: Current portion	520	533
Total long-term debt and capitalized leases	$83,604	$125,887

(1)

Amounts presented are net of $2.3 million and $2.7 million, respectively, of unamortized debt issuance costs in accordance with FASB guidance issued in April 2015 regarding the presentation of debt issuance costs.

Credit Facility

The Company currently has a $600 million senior secured revolving credit facility (the revolving credit facility) with an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. The revolving credit facility is governed by a Credit Agreement dated as of May 28, 2014 (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). During the first half of 2016, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the first half of 2016. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of June 30, 2016, we were in compliance with our debt covenants.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries. The revolving credit facility also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions.

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

As of June 30, 2016, we had $80.4 million outstanding under the Credit Agreement and an additional $32.5 million of outstanding letters of credit, leaving $283.2 million available to be drawn under the revolving credit facility. The total amount available to be drawn under our revolving credit facility was less than the lender commitments as of June 30, 2016, due to the maximum leverage ratio covenant in our revolving credit facility which serves to limit borrowings, and such availability is expected to be further reduced as our trailing twelve months EBITDA moves lower in 2016.

8.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, bank debt and foreign currency forward contracts. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

9.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – January 1, 2016	50,953,149
Shares issued upon granting of restricted stock awards, net of forfeitures	550,437
Shares issued upon exercise of stock options	16,714
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(160,210)
Shares of common stock outstanding – June 30, 2016	51,360,090

On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, par value $.01 per share. The new program was originally set to expire on July 29, 2016, however on July 27, 2016, our Board of Directors extended our share repurchase program for one year to July 29, 2017. During the first half of 2016, there were no repurchases of our common stock made under our current program. The amount remaining under our current share repurchase authorization as of June 30, 2016 was $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

10.	STOCK-BASED COMPENSATION

The following table presents a summary of stock option award and restricted stock award activity for the six months ended June 30, 2016.

	Stock Options	Restricted Stock Awards
	Number of Shares
Outstanding at January 1, 2016	770,181	1,171,884
Granted	--	587,586
Options Exercised/Stock Vested	(16,714)	(466,015)
Cancelled	(10,160)	(37,149)
Outstanding at June 30, 2016	743,307	1,256,306

Stock-based compensation pre-tax expense recognized in the three month periods ended June 30, 2016 and 2015 totaled $5.5 million and $5.0 million, respectively. Stock-based compensation pre-tax expense recognized in the six month periods ended June 30, 2016 and 2015 totaled $10.6 million and $10.7 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In February 2016, the Company granted performance-based stock awards totaling 86,462 shares valued at a total of approximately $3.3 million using a Monte Carlo simulation model. These performance-based awards may vest in an amount that will depend on the Company’s achievement of specified performance objectives. These performance-based awards have a performance criteria that will be measured based upon the Company’s achievement of specified levels of relative total shareholder return compared to our peer group of companies for the three year period commencing January 1, 2016 and ending December 31, 2018.

At June 30, 2016, $39.3 million of compensation costs related to unvested stock options and restricted stock awards attributable to vesting conditions had not yet been recognized.

11.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and six months ended June 30, 2016 was an income tax benefit of $6.4 million, or 35.5% of pretax losses, and $14.5 million, or 36.7% of pretax losses, respectively, compared to income tax expense of $1.4 million, or 19.0% of pretax income, and $14.7 million, or 36.5% of pretax income, respectively, for the three and six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 included a $2.3 million deferred tax adjustment in the first quarter of 2015 for certain prior period non-deductible items, partially offset by reduced domestic income in 2015 due to the impact of the industry downturn in activity.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three and six months ended June 30, 2016 and 2015 is summarized in the following table (in thousands).

	Revenues from unaffiliated customers	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended June 30, 2016
Well site services –
Completion services	$36,824	$17,615	$(21,466)	$-	$2,129	$489,750
Drilling services	3,869	5,902	(5,951)	-	246	87,001
Total well site services	40,693	23,517	(27,417)	-	2,375	576,751
Offshore products	135,156	5,611	21,676	(97)	5,583	877,609
Corporate and eliminations	-	287	(11,420)	-	160	28,476
Total	$175,849	$29,415	$(17,161)	$(97)	$8,118	$1,482,836

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended June 30, 2015
Well site services –
Completion services	$69,421	$19,145	$(10,969)	$-	$12,616	$559,211
Drilling services	16,703	6,962	(4,342)	-	2,119	114,340
Total well site services	86,124	26,107	(15,311)	-	14,735	673,551
Offshore products	183,134	5,967	34,836	54	15,273	965,157
Corporate and eliminations	-	358	(10,801)	-	450	42,276
Total	$269,258	$32,432	$8,724	$54	$30,458	$1,680,984

	Revenues from unaffiliated customers	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Six months ended June 30, 2016
Well site services –
Completion services	$77,773	$35,558	$(45,801)	$-	$6,667	$489,750
Drilling services	6,641	12,424	(14,056)	-	499	87,001
Total well site services	84,414	47,982	(59,857)	-	7,166	576,751
Offshore products	261,090	11,265	44,987	(119)	10,974	877,609
Corporate and eliminations	-	570	(22,396)	-	258	28,476
Total	$345,504	$59,817	$(37,266)	$(119)	$18,398	$1,482,836

	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Six months ended June 30, 2015
Well site services –
Completion services	$187,531	$38,588	$1,499	$-	$35,378	$559,211
Drilling services	40,382	13,644	(6,881)	-	8,670	114,340
Total well site services	227,913	52,232	(5,382)	-	44,048	673,551
Offshore products	378,704	12,067	71,377	3	24,166	965,157
Corporate and eliminations	-	712	(23,511)	-	526	42,276
Total	$606,617	$65,011	$42,484	$3	$68,740	$1,680,984

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and 2015, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (FLSA). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs are seeking recovery on their own behalf as well as on behalf of a class of similarly situated employees. Settlement of the class action against the Company was approved and a judgment was entered November 19, 2015. The Company has settled the vast majority of these claims and is evaluating potential settlements for the remaining individual plaintiffs’ claims which are not expected to be significant.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. “Forward-looking statements" can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part II, Item 1A. Risk Factors” in this report and "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10-K filed with the Commission on February 22, 2016. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Macroeconomic Environment

We are a technology-focused, energy services company. We provide a broad range of products and services to the oil and gas industry through our offshore products and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil and natural gas.

In the past few years, crude oil prices have been volatile due to global economic uncertainties, the level of global production, and inadequate regional well site transportation infrastructure. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and has continued into the first half of 2016, with a partial recovery during April and May 2016 offset by a subsequent decline in prices during June and July 2016. The material decrease in crude oil prices since 2014 can primarily be attributed to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other foreign currencies, and the Organization of Petroleum Exporting Companies (OPEC) increasing its production. OPEC demonstrated throughout 2015, and to date in 2016, an unwillingness to cut its production, as it has done in previous years, in an effort to protect their market share. These production increases have been offset somewhat by increases in global crude oil demand. The combination of these factors caused a global supply and demand imbalance for crude oil which, along with concerns regarding the potential effects on energy demand stemming from the diminished growth outlook in China and other emerging markets, and the anticipation of potential supply increases related to the lifting of sanctions against Iran (sanctions were lifted in January 2016), resulted in materially lower crude oil prices in 2015 and the first half of 2016. Non-OPEC production, particularly in the U.S., began to decline in 2015 due to substantially reduced investment in drilling and completion activity by our customers leading to some crude oil price improvements in late 2015 and in the first half of 2016. The average price of West Texas Intermediate (WTI) crude oil increased from an average price of $42 per barrel in the fourth quarter of 2015 to an average of $45 per barrel in the second quarter of 2016. These data points compare to an average price of $58 per barrel in the second quarter of 2015. The average price of Intercontinental Exchange Brent (Brent) crude increased from an average price of $44 per barrel in the fourth quarter of 2015 to an average of $46 per barrel in the second quarter of 2016. These data points compare to an average price of $62 per barrel in the second quarter of 2015. WTI crude oil prices temporarily increased to over $50 per barrel in early June 2016. However, with the vote in late June 2016 by the United Kingdom to leave the European Union, crude oil prices have again retreated based upon renewed concerns around the global demand outlook for crude oil. As of July 25, 2016, WTI crude oil traded at approximately $42 per barrel while Brent crude traded at approximately $44 per barrel. The magnitude of the supply/demand imbalance, and the resultant build in global crude oil inventories, has created a market concern that crude oil prices could decline further or remain at their currently low level for the foreseeable future. The current and expected price for WTI crude oil will continue to influence our customers’ spending in U.S. shale play developments, such as the Permian, Bakken, Niobrara, and Eagle Ford basins. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. The price for Brent crude will influence our customers’ spending related to global offshore drilling and development and, thus, the activity of our offshore products segment.

Given the historical volatility of crude oil prices, there remains a high degree of risk that prices could remain at their current depressed levels or deteriorate further due to relatively high levels of domestic crude oil production (albeit U.S. production has been and continues to decline), slowing growth rates in various global regions, and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to reduced capital investment by our customers (which is occurring) or government instability in a major oil-producing nation, and energy demand were to continue to increase in the U.S. and countries such as China and India, a recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, with a corresponding reduction in global inventories, the timing of which is difficult to predict. If commodity prices do not improve, or decline further, demand for our products and services could continue to be weak or could decline further.

Prices for natural gas in the U.S. were relatively flat in the second quarter of 2016 averaging $2.15 per mmBtu compared to $2.12 per mmBtu in the fourth quarter of 2015, with an increase to $2.94 per mmBtu as of June 30, 2016 as a result of declining production and increased demand for natural gas to fuel electricity generation. These data points compare to an average price of $2.75 per mmBtu in the second quarter of 2015. Natural gas prices declined during the second quarter of 2016 compared to the second quarter of 2015 largely due to a continued oversupply of natural gas inventories and a warm 2015-2016 winter season. Natural gas prices traded at approximately $2.80 per mmBtu as of July 25, 2016. Strong production and a milder winter this year compared to last year resulted in significant increases in natural gas inventories in the U.S. from 1% above the 5-year average as of the end of the first half of 2015 to 25% above the 5-year average as of the end of the first half of 2016. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America and the recent commissioning of a number of new, large, LNG export facilities around the world. As a result of natural gas production growth outpacing demand growth in the U.S., natural gas prices continue to be weak and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand growth in the U.S., and/or if the supply of natural gas were to increase, whether from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period of time and could result in fewer rigs drilling for natural gas.

Recent WTI crude oil, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mmBtu)
6/30/2016	$45.46	$45.57	$2.15
3/31/2016	33.35	33.84	1.99
12/31/2015	41.94	43.56	2.12
9/30/2015	46.49	50.44	2.76
6/30/2015	57.85	61.65	2.75
3/31/2015	48.49	53.98	2.90
12/31/2014(2)	73.21	76.43	3.78
9/30/2014	97.87	101.90	3.96
6/30/2014	103.35	109.69	4.61
3/31/2014	98.68	108.14	5.18

(1)

Source: U.S. Energy Information Administration (EIA). As of July 25, 2016, WTI crude oil, Brent crude and natural gas traded at approximately $42 per barrel, $44 per barrel and $2.80 per mmBtu, respectively.

(2)	As of December 31, 2014, the price of WTI and Brent crude oil had fallen to $53.45 per barrel and $55.27 per barrel, respectively.

Overview

Demand for the products and services of our offshore products segment is tied primarily to the long-term outlook for commodity prices. Demand for our well site services segment responds to shorter-term movements in crude oil and natural gas prices and, specifically, changes in North American drilling and completion activity given the spot contract nature of our operations coupled with shorter cycles between drilling a well and bringing it on production. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S. and international markets.

Our offshore products segment provides highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. We believe some of these deepwater projects are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas given longer lead times associated with field development. However, the decline in crude oil prices that has persisted since late 2014 and the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects given that, certain of these deepwater projects are expensive to drill and complete and may become uneconomical relative to the risk involved. In addition, shorter-cycle product sales (such as valves and elastomer products) and services for this segment declined in 2015 and 2016.

Bidding and quoting activity, along with receipts of purchase orders from customers, for our offshore products segment continued during the first half of 2016, albeit at a much slower pace. Accordingly, backlog in our offshore products segment decreased to $268 million at June 30, 2016, from $306 million at March 31, 2016 and $340 million at December 31, 2015, due to project deferrals and delays in award timing resulting from the continued depressed commodity price environment. Our offshore products backlog totaled $409 million at June 30, 2015.

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

In the past few years, our industry has experienced a shift in spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to the most current rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to much lower crude oil prices, totaling 371 rigs as of July 22, 2016 (with the U.S. oil rig count falling to 316 rigs on May 27, 2016, which was the lowest oil rig count during this current cyclical downturn). The July 22, 2016 oil rig count comprised approximately 80% of total U.S. drilling activity. The remaining 20% of U.S. drilling activity is largely natural gas related. The U.S. natural gas-related working rig count has declined from approximately 810 rigs at the beginning of 2012 to 88 rigs as of July 22, 2016, a more than 29 year low. Although the U.S. land rig count has increased 63 rigs, or 17%, since May 2016, they remain at historically low levels. Unless commodity prices improve, we expect that the rig count and demand from our customers for our well site services will remain low during 2016.

In our well site services business segment, we predominantly provide completion services and, to a lesser extent, land drilling services. Our completion services business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the completion services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity throughout North America. Well complexity has increased with the continuing transition to multi-well pads and the drilling of longer lateral wells along with the increased number of frac stages completed in horizontal wells. Demand for our drilling services is driven by land drilling activity in our primary drilling markets of the Permian Basin in West Texas, where we primarily drill oil wells, and the U.S. Rocky Mountain area, where we drill both liquids-rich and natural gas wells.

Demand for our land drilling and completion services businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells expected to be drilled, total footage expected to be drilled, and the number of drilled wells that are completed. The table below sets forth a summary of North American rig activity, as measured by Baker Hughes Incorporated, for the periods indicated.

	Average Drilling Rig Count for
	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
U.S. Land – Oil	315	661	368	857
U.S. Land – Natural gas and other	82	217	94	248
U.S. Offshore	24	31	26	40
Total U.S.	421	909	488	1,145
Canada	49	100	106	204
Total North America	470	1,009	594	1,349

The average North American rig count for the six months ended June 30, 2016 decreased 755 rigs, or 56%, compared to the six months ended June 30, 2015, in response to much lower crude oil prices from the levels experienced in 2014 and the first half of 2015.

Exacerbating the steep declines in drilling activity, many of our exploration and production customers have been and continue to defer well completions, although a few of our customers have begun to complete their backlog of uncompleted wells. These deferred completions are referred to in the industry as drilled but uncompleted wells (or “DUCs”). Motivation on the part of our customers to defer completions is generally driven by the need to preserve cash in a weak commodity price environment and/or the desire to produce reserves at a later date with expectations that commodity prices will improve and/or completion costs will continue to decline. Given our well site services segment’s exposure to the level of completion activity, DUCs continue to have a negative impact on our results of operations.

The reduced demand for our products and services, coupled with a reduction in the prices we charge our customers, particularly customers of our well site services business segment, has adversely affected our results of operations, cash flows and financial position as of and for the six months ended June 30, 2016. If the current pricing environment for crude oil and natural gas continues, our customers may be required to further reduce their capital expenditures, causing further declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position during the remainder of 2016. Our customers have experienced a significant decline in their revenues and cash flows due to the commodity price declines and the fact that, due to the passage of time, many customers have less production hedged and, thus, are receiving spot prices for a greater percentage of their production. As a result of this industry downturn, many customers have experienced a significant reduction in liquidity with challenges accessing capital and debt markets. However, during the first half of 2016, access to the capital and debt markets has improved for certain customers. There have been several exploration and production companies who have declared bankruptcy, or have had to exchange equity for the forgiveness of debt, and others who have been forced to sell assets in an effort to preserve liquidity. A continuation of these adverse conditions could affect certain of our customers’ ability to pay or otherwise perform on their obligations to us. Declines in the demand for, and prices of, our products and services or the inability or failure of our customers to meet their obligations to us, or their insolvency or liquidation, could require us to incur asset impairment charges, and/or write down the value of our goodwill, and may otherwise adversely impact our results of operations and our cash flows and financial position.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. We currently expect to spend a total of approximately $35 million to $40 million for capital expenditures during 2016, including approximately $19 million of carry-over from 2015, to upgrade and maintain our offshore products facilities and completion services equipment and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation, and careful monitoring of our levels of liquidity. We plan to fund our capital expenditures with available cash, internally generated funds, and borrowings under our revolving credit facility. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on our evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: well site services and offshore products. Selected financial information by business segment for the three and six months ended June 30, 2016 and 2015 is summarized below (in millions, except % amounts):

	THREE MONTHS ENDED				SIX MONTHS ENDED
	June 30,				June 30,
			Variance				Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%

Revenues
Well site services -
Completion services	$36.8	$69.4	$(32.6)	(47)%	$77.8	$187.5	$(109.7)	(59)%
Drilling services	3.9	16.7	(12.8)	(77)%	6.6	40.4	(33.8)	(84)%
Total well site services	40.7	86.1	(45.4)	(53)%	84.4	227.9	(143.5)	(63)%
Offshore products	135.1	183.2	(48.1)	(26)%	261.1	378.7	(117.6)	(31)%
Total	$175.8	$269.3	$(93.5)	(35)%	$345.5	$606.6	$(261.1)	(43)%
Product costs; service and other costs (“Cost of sales and service”)
Well site services -
Completion services	$34.4	$56.3	$(21.9)	(39)%	$74.8	$137.0	$(62.2)	(45)%
Drilling services	3.5	13.5	(10.0)	(74)%	7.4	32.4	(25.0)	(77)%
Total well site services	37.9	69.8	(31.9)	(46)%	82.2	169.4	(87.2)	(51)%
Offshore products	98.5	124.9	(26.4)	(21)%	183.0	263.0	(80.0)	(30)%
Total	$136.4	$194.7	$(58.3)	(30)%	$265.2	$432.4	$(167.2)	(39)%
Gross margin
Well site services -
Completion services	$2.4	$13.1	$(10.7)	(82)%	$3.0	$50.5	$(47.5)	(94)%
Drilling services	0.4	3.2	(2.8)	(88)%	(0.8)	8.0	(8.8)	(110)%
Total well site services	2.8	16.3	(13.5)	(83)%	2.2	58.5	(56.3)	(96)%
Offshore products	36.6	58.3	(21.7)	(37)%	78.1	115.7	(37.6)	(32)%
Total	$39.4	$74.6	$(35.2)	(47)%	$80.3	$174.2	$(93.9)	(54)%
Gross margin as a percentage of revenues
Well site services -
Completion services	7%	19%			4%	27%
Drilling services	10%	19%			(12)%	20%
Total well site services	7%	19%			3%	26%
Offshore products	27%	32%			30%	31%
Total	22%	28%			23%	29%

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

We reported a net loss from continuing operations attributable to the Company for the quarter ended June 30, 2016 of $11.7 million, or $0.23 per diluted share, which included $1.1 million ($0.7 million after tax, or $0.01 per diluted share) of severance and other downsizing charges. Excluding these second quarter 2016 charges, the net loss from continuing operations would have been $11.0 million, or $0.22 per diluted share. These results compare to net income from continuing operations attributable to the Company of $6.1 million, or $0.12 per diluted share, reported for the quarter ended June 30, 2015, which included $1.7 million ($1.4 million after tax, or $0.03 per diluted share) of severance and other downsizing charges. Excluding these second quarter 2015 charges, net income from continuing operations would have been $7.5 million, or $0.15 per diluted share.

Revenues. Consolidated revenues decreased $93.5 million, or 35%, in the second quarter of 2016 compared to the second quarter of 2015.

Our well site services segment revenues decreased $45.4 million, or 53%, in the second quarter of 2016 compared to the second quarter of 2015 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $32.6 million, or 47%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a 57% decrease in the number of service tickets completed as a result of continued extreme competitive pressures and depressed activity levels in the U.S. shale basins. The revenue decline was partially offset by a 25% year-over-year increase in revenue per completion service job primarily driven by an increase in the proportion of longer-duration jobs in international markets and longer-term project work in the U.S. Gulf of Mexico during the second quarter of 2016. Our drilling services revenues decreased $12.8 million, or 77%, in the second quarter of 2016 compared to the second quarter of 2015 primarily as a result of significantly decreased utilization of our land drilling rigs from an average of 34% during the second quarter of 2015 to an average of 9% in the second quarter of 2016 primarily due to the weak commodity price environment.

Our offshore products segment revenues decreased $48.1 million, or 26%, in the second quarter of 2016 compared to the second quarter of 2015 primarily as a result of lower contributions across most of the segment’s product lines, especially production-related and drilling products, and lower levels of service activities, and a backlog position that has trended lower since mid-2014, partially offset by improved subsea pipeline product revenues.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $58.3 million, or 30%, in the second quarter of 2016 compared to the second quarter of 2015 as a result of decreased cost of sales and services at our well site services and offshore products segments of $31.9 million, or 46%, and $26.4 million, or 21%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 28% in the second quarter of 2015 to 22% in the second quarter of 2016 primarily due to lower margins realized in our offshore products and completion services businesses in the second quarter of 2016.

Our well site services segment cost of services decreased $31.9 million, or 46%, in the second quarter of 2016 compared to the second quarter of 2015 as a result of a $21.9 million, or 39%, decrease in completion services cost of services and a $10.0 million, or 74%, decrease in drilling services cost of services. These decreases in cost of services, which are strongly correlated to the revenue decreases in these businesses, reflect a reduction in variable costs along with cost reduction measures implemented in response to the material decrease in revenues caused by continuing industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 19% in the second quarter of 2015 to 7% in the second quarter of 2016. Our completion services gross margin as a percentage of revenues decreased from 19% in the second quarter of 2015 to 7% in the second quarter of 2016 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 19% in the second quarter of 2015 to 10% in the second quarter of 2016 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $26.4 million, or 21%, in the second quarter of 2016 compared to the second quarter of 2015 in correlation with the decrease in revenues. Gross margin as a percentage of revenues decreased from 32% in the second quarter of 2015 to 27% in the second quarter of 2016 due to pricing pressures, and a decrease in service margins primarily due to a lower proportion of relatively higher margin installation and offshore running service activities.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased $1.5 million, or 5%, in the second quarter of 2016 compared to the second quarter of 2015 largely due to decreased wages and benefits, commissions, travel and entertainment expenses, and office expenses. These decreases in SG&A expenses were partially offset by increases in our allowance for bad debts reserve.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.0 million, or 9%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to certain assets becoming fully depreciated since June 30, 2015 that, due to the downturn, have not been replaced.

Other Operating (Income) Expense. Other operating (income) expense moved from other operating expense of $1.4 million in the second quarter of 2015 to other operating income of $3.3 million in the second quarter of 2016 primarily due to increases in foreign currency exchange gains.

Operating (Loss) Income. Consolidated operating (loss) income moved from operating income of $8.7 million in the second quarter of 2015 to an operating loss of $17.2 million in the second quarter of 2016 primarily as a result of decreases in operating income from our offshore products segment of $13.2 million and $12.1 million from our wellsite services segment resulting from decreased revenues caused by industry activity declines.

Interest Expense and Interest Income. Net interest expense decreased $0.3 million, or 19%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to decreased amounts outstanding under our revolving credit facility partially offset by unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 3.5% in the second quarter of 2015 to 6.4% in the second quarter of 2016 due to an increased proportion of interest expense associated with unused commitment fees coupled with lower average borrowings outstanding under our revolving credit facility.

Income Tax Expense. The Company’s income tax provision for the three months ended June 30, 2016 was an income tax benefit of $6.4 million, or 35.5% of pretax losses, compared to income tax expense of $1.4 million, or 19.0% of pretax income, for the three months ended June 30, 2015. The lower effective tax rate in the second quarter of 2015 was primarily due to reduced domestic income in 2015 due to the impact of the industry downturn in activity.

Other Comprehensive (Loss) Income. Other comprehensive (loss) income moved from income of $9.9 million in the second quarter of 2015 to a loss of $8.9 million in the second quarter of 2016 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Canada, Brazil, and Argentina). The exchange rates of the Canadian dollar and the Brazilian real compared to the U.S. dollar strengthened by less than 1% and 11%, respectively, in the second quarter of 2016, while the exchange rates of the British pound and the Argentine peso compared to the U.S. dollar weakened by 7% and 2%, respectively, during the same period. The British pound was also impacted by the United Kingdom’s vote to exit the European Union in late June 2016. These changes compare to the strengthening of the Canadian dollar, the Brazilian real and the British pound by 2%, 3%, and 6%, respectively, and a weakening of the Argentine peso by 4% during the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

We reported a net loss from continuing operations attributable to the Company for the six months ended June 30, 2016 of $24.9 million, or $0.50 per diluted share, which included $2.7 million ($1.7 million after tax, or $0.03 per diluted share) of severance and other downsizing charges. Excluding these charges in the first half of 2016, the net loss from continuing operations would have been $23.2 million, or $0.46 per diluted share. These results compare to net income from continuing operations attributable to the Company of $25.6 million, or $0.50 per diluted share, reported for the six months ended June 30, 2015, which included $3.8 million ($2.6 million after tax, or $0.05 per diluted share) of severance and other downsizing charges and a higher effective tax rate driven primarily by a $2.3 million deferred tax adjustment for certain prior period non-deductible items related to stock-based compensation. Excluding the charges and the effect of the higher effective tax rate in the first half of 2015, net income from continuing operations would have been $30.5 million, or $0.59 per diluted share.

Revenues. Consolidated revenues decreased $261.1 million, or 43%, in the first half of 2016 compared to the first half of 2015.

Our well site services segment revenues decreased $143.5 million, or 63%, in the first half of 2016 compared to the first half of 2015 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $109.7 million, or 59%, in the first half of 2016 compared to the first half of 2015, primarily due to a 62% decrease in the number of service tickets completed as a result of continued extreme competitive pressures and depressed activity levels in the U.S. shale basins. Our drilling services revenues decreased $33.8 million, or 84%, in the first half of 2016 compared to the first half of 2015 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 39% during the first half of 2015 to an average of 8% in the first half of 2016 primarily due to the weak commodity price environment.

Our offshore products segment revenues decreased $117.6 million, or 31%, in the first half of 2016 compared to the first half of 2015 primarily as a result of lower contributions across most of the segment’s product lines, especially service activities and drilling products, production-related products, weaker demand for shorter-cycle products (such as valves and elastomer products), and a backlog position that has trended lower since mid-2014, partially offset by improved subsea pipeline product revenues.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $167.2 million, or 39%, in the first half of 2016 compared to the first half of 2015 as a result of decreased cost of sales and services at our well site services and offshore products segments of $87.2 million, or 51%, and $80.0 million, or 30%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 29% in the first half of 2015 to 23% in the first half of 2016 primarily due to significantly lower margins realized in our well site services segment in the first half of 2016.

Our well site services segment cost of services decreased $87.2 million, or 51%, in the first half of 2016 compared to the first half of 2015 as a result of a $62.2 million, or 45%, decrease in completion services cost of services and a $25.0 million, or 77%, decrease in drilling services cost of services. These decreases in cost of services, which are strongly correlated to the revenue decreases in these businesses, reflect a reduction in variable costs along with cost reduction measures implemented in response to the material decrease in revenues caused by continuing industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 26% in the first half of 2015 to 3% in the first half of 2016. Our completion services gross margin as a percentage of revenues decreased from 27% in the first half of 2015 to 4% in the first half of 2016 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 20% in the first half of 2015 to (12)% in the first half of 2016 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $80.0 million, or 30%, in the first half of 2016 compared to the first half of 2015 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained generally constant (30% in the first half of 2016 compared to 31% in the first half of 2015).

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased $7.1 million, or 11%, in the first half of 2016 compared to the first half of 2015 largely due to decreased compensation costs including wages and benefits and short-term incentive compensation, coupled with decreases in commissions, travel and entertainment expenses, office expenses, advertising and professional fees. These decreases in SG&A expenses were partially offset by an increase in our allowance for bad debts reserve.

Depreciation and Amortization. Depreciation and amortization expense decreased $5.2 million, or 8%, in the first half of 2016 compared to the first half of 2015 primarily due to certain assets becoming fully depreciated since June 30, 2015 that, due to the downturn, have not been replaced.

Other Operating (Income) Expense. Other operating income increased $1.9 million, or 213%, in the first half of 2016 compared to the first half of 2015 primarily due to increases in foreign currency exchange gains.

Operating (Loss) Income. Consolidated operating (loss) income moved from operating income of $42.5 million in the first half of 2015 to an operating loss of $37.3 million in the first half of 2016 primarily as a result of decreases in operating income from our well site services segment of $54.5 million resulting from decreased revenues caused by industry activity declines, and a $26.4 million decrease in offshore products operating income.

Interest Expense and Interest Income. Net interest expense decreased $0.5 million, or 16%, in the first half of 2016 compared to the first half of 2015 primarily due to decreased amounts outstanding under our revolving credit facility partially offset by unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 3.4% in the first half of 2015 to 5.6% in the first half of 2016 due to an increased proportion of interest expense associated with unused commitment fees coupled with lower average borrowings outstanding under our revolving credit facility.

Income Tax Expense. The Company’s income tax provision for the six months ended June 30, 2016 was an income tax benefit of $14.5 million, or 36.7% of pretax losses, compared to income tax expense of $14.7 million, or 36.5% of pretax income, for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 included a $2.3 million deferred tax adjustment in the first quarter of 2015 for certain prior period non-deductible items, partially offset by reduced domestic income in 2015 due to the impact of the industry downturn in activity.

Other Comprehensive Income (Loss). Other comprehensive loss increased from $4.6 million in the first half of 2015 to $7.3 million in the first half of 2016 primarily as a result of fluctuations in the foreign currency exchange rates compared to the U.S. dollar for the foreign operations of our reportable segments (primarily in the United Kingdom, Canada, Brazil, and Argentina). The exchange rates of the Canadian dollar and the Brazilian real compared to the U.S. dollar strengthened by 7% and 19%, respectively, in the first half of 2016, while the exchange rates of the British pound and the Argentine peso compared to the U.S. dollar weakened by 10% and 13%, respectively, during the same period. The British pound was also impacted by the United Kingdom’s vote to exit the European Union in late June 2016. These changes compare to the strengthening of the British pound by 1% and a weakening of the Canadian dollar, the Brazilian real and the Argentine peso by 6%, 15%, and 7%, respectively, during the first half of 2015.

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund operating and capital expenditures which, in the past, have included expanding and upgrading our offshore products manufacturing facilities and equipment, replacing and increasing completion services assets, funding new product development, and general working capital needs. In addition, capital has been used to repay debt, fund our share repurchase program, and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facility, and capital markets transactions.

Operating Activities

Despite the weak market conditions, cash totaling $82.1 million was provided by continuing operations during the first half of 2016 compared to $221.5 million provided by continuing operations during the first half of 2015. During the first half of 2016, $55.4 million was provided from net working capital reductions, primarily due to decreases in receivables. During the first half of 2015, $124.3 million was provided from net working capital reductions, primarily due to decreases in receivables.

In June 2016, the Company acquired the Guiberson product line from Cameron International Corporation. The purchase price was allocated to inventory and other intangible assets.

Investing Activities

Cash was used in investing activities during the six months ended June 30, 2016 in the amount of $19.4 million compared to $101.5 million used in investing activities during the six months ended June 30, 2015. Capital expenditures totaled $18.4 million and $68.7 million during the six months ended June 30, 2016 and 2015, respectively. Capital expenditures in both periods consisted principally of purchases of completion services equipment, expansion and upgrading of our offshore products segment facilities and various other capital spending initiatives.

On January 2, 2015, we acquired all of the equity of MMC. Total transaction consideration was $33.4 million, net of cash acquired, funded from amounts available under the Company’s revolving credit facility.

We currently expect to spend a total of approximately $35 million to $40 million for capital expenditures during 2016, including approximately $19 million of carry-over from 2015, to upgrade and maintain our offshore products facilities and completion services equipment, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, vendor delivery timing, free flow cash generation, and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds, and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At June 30, 2016, we had cash totaling $50.8 million held by our foreign subsidiaries, primarily in Singapore, the United Kingdom and Canada. Our intent is to utilize at least a portion of these cash balances for future investment outside of the United States. Approximately $43 million of cash held by our foreign subsidiaries can be repatriated by us without triggering any incremental tax consequences.

Financing Activities

Net cash of $46.2 million was used in financing activities during the six months ended June 30, 2016, primarily as a result of repayments of outstanding debt under our revolving credit facility. Net cash of $85.0 million was used in financing activities during the six months ended June 30, 2015, primarily as a result of repurchases of our common stock totaling $90.7 million.

We believe that cash on hand, cash flow from operations, and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and any issuance of additional equity securities could result in significant dilution to stockholders.

Share Repurchase Program. On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200 million to $500 million providing for the repurchase of the Company’s common stock, par value $.01 per share. On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, par value $.01 per share. The new program was originally set to expire on July 29, 2016, however on July 27, 2016, our Board of Directors extended our share repurchase program for one year to July 29, 2017. During the first half of 2016, there were no repurchases of our common stock made under our current program. The amount remaining available under our current share repurchase authorization as of June 30, 2016 was $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Credit Facility. The Company has a $600 million senior secured revolving credit facility (the revolving credit facility) with an option to increase the maximum borrowings under its facility to $750 million contingent upon additional lender commitments prior to its maturity on May 28, 2019. The revolving credit facility is governed by a Credit Agreement dated as of May 28, 2014 (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank; Royal Bank of Canada, as Syndication agent; and Compass Bank, as Documentation agent. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA (as defined in the Credit Agreement). We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first half of 2016. During the first half of 2016, our applicable margin over LIBOR was 1.50%. Interest expense as a percentage of total debt outstanding increased from 3.4% in the first half of 2015 to 5.6% in the first half of 2016. The increase in the weighted average interest rate was attributable to an increased proportion of interest expense associated with unused commitment fees coupled with lower average borrowings outstanding under our revolving credit facility.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges.  As of June 30, 2016, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2016.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

As of June 30, 2016, we had $80.4 million in borrowings outstanding under the Credit Agreement and $32.5 million of outstanding letters of credit, leaving $283.2 million available to be drawn under the revolving credit facility. The total amount available to be drawn under our revolving credit facility was less than the lender commitments as of June 30, 2016, due to the maximum leverage ratio covenant in our revolving credit facility which serves to limit borrowings, and such availability is expected to be further reduced as our trailing twelve months EBITDA moves lower in 2016.

Our total debt represented 6.4% of our combined total debt and stockholders’ equity at June 30, 2016 compared to 9.3% at December 31, 2015 and 11.0% at June 30, 2015.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based. For a discussion of recent accounting pronouncements, please see Note 2, “Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices, and commodity prices, including the correlation among these factors and their volatility.

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates. We enter into derivative instruments only to the extent considered necessary to meet risk management objectives and do not use derivative contracts for speculative purposes.

Interest Rate Risk

We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2016, we had floating-rate obligations totaling $80.4 million drawn under our revolving credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2016 levels, our consolidated interest expense would increase by a total of approximately $0.8 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2016, our reported foreign currency exchange gains were $2.0 million and are included in “Other operating (income) expense” in the Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of June 30, 2016 and December 31, 2015, we had outstanding foreign currency forward purchase contracts with notional amounts of $4.4 million and $5.4 million, respectively, related to expected cash flows denominated in Euros. We recorded no other comprehensive losses as a result of these contracts for the six months ended June 30, 2016 and $0.1 million for the six months ended June 30, 2015.

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $50.7 million at December 31, 2015 to $58.0 million at June 30, 2016, primarily as a result of foreign currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in the foreign currency exchange rates compared to the U.S. dollar which are used to translate the foreign operations of our reportable segments (primarily in the United Kingdom, Canada, Brazil, and Argentina). The exchange rates of the Canadian dollar and the Brazilian real compared to the U.S. dollar strengthened by 7% and 19%, respectively, in the first half of 2016 compared to the exchange rates at December 31, 2015, while the exchange rates of the British pound and the Argentine peso compared to the U.S. dollar weakened by 10% and 13%, respectively, during the same period.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014 and 2015, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (FLSA). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs are seeking recovery on their own behalf as well as on behalf of a class of similarly situated employees. Settlement of the class action against the Company was approved and a judgment was entered November 19, 2015. The Company has settled the vast majority of these claims and is evaluating potential settlements for the remaining individual plaintiffs’ claims which are not expected to be significant.

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

ITEM 1A. Risk Factors

“Part I, Item 1A. Risk Factors” of our 2015 Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as set forth in our 2015 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 – April 30, 2016	72(2)	$30.62(3)	--	$ 136,827,937
May 1, 2016 – May 31, 2016	1,061(4)	$31.63(5)	--	$ 136,827,937
June 1, 2016 - June 30, 2016	171(6)	$31.97(7)	--	$ 136,827,937
Total	1,304	$31.62	--	$ 136,827,937

(1)

On September 6, 2013, the Company announced an increase in its Board-authorized Company share repurchase program from $200,000,000 to $500,000,000. On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150,000,000 of the Company’s common stock. The new program was originally set to expire on July 29, 2016, however on July 27, 2016, our Board of Directors extended our share repurchase program for one year to July 29, 2017.

(2)

Includes 72 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)	The price paid per share was based on the weighted average closing price of our Company’s common stock on April 10, 2016, which represents the date the restrictions lapsed on such shares.
(4)

Includes 1,061 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)

The price paid per share was based on the closing price of our Company’s common stock on May 4, 2016, May 6, 2016, May 12, 2016 and May 15, 2016, which represent the dates the restrictions lapsed on such shares.

(6)

Includes 171 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(7)	The price paid per share was based on the closing price of our Company’s common stock on June 2, 2016 and June 16, 2016, which represent the dates the restrictions lapsed on such shares.

ITEM 5.  Other Information

Sarah A. Munson, our Vice President, Controller & Chief Accounting Officer, resigned effective as of July 25, 2016. This information is being disclosed under Part II, Item 5 of this Form 10-Q in lieu of disclosure under Item 5.02(b) of Form 8-K.

ITEM 6. Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: July 28, 2016	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*       Filed herewith.

**     Furnished herewith.