Form 10-Q
period 2016-09-30
OIL STATES INTERNATIONAL, INC
filed 2016-10-28
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Registrant had 51,374,790 shares of common stock, par value $0.01, outstanding as of October 25, 2016.

OIL STATES INTERNATIONAL, INC.

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income	4
Consolidated Balance Sheets	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Unaudited Condensed Consolidated Statement of Stockholders’ Equity	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 – 16

Cautionary Statement Regarding Forward-Looking Statements	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28 – 29

Item 4. Controls and Procedures	29

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	31

Signature Page	32

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Products	$109,312	$139,871	$323,566	$422,464
Service	69,694	119,015	200,944	443,039
	179,006	258,886	524,510	865,503

Costs and expenses:
Product costs	75,345	101,045	227,855	309,559
Service costs	60,421	87,545	173,125	311,417
Selling, general and administrative expenses	30,388	33,126	90,854	100,732
Depreciation and amortization expense	29,848	31,730	89,666	96,742
Other operating income, net	(1,370)	(1,206)	(4,098)	(2,077)
	194,632	252,240	577,402	816,373
Operating (loss) income	(15,626)	6,646	(52,892)	49,130

Interest expense	(1,364)	(1,541)	(4,124)	(4,876)
Interest income	119	153	321	428
Other income	32	401	462	1,221
(Loss) income from continuing operations before income taxes	(16,839)	5,659	(56,233)	45,903
Income tax benefit (expense)	6,021	(3,953)	20,474	(18,646)
Net (loss) income from continuing operations	(10,818)	1,706	(35,759)	27,257
Net (loss) income from discontinued operations, net of tax	–	23	(4)	224
Net (loss) income attributable to Oil States.	$(10,818)	$1,729	$(35,763)	$27,481

Basic net (loss) income per share attributable to Oil States from:
Continuing operations	$(0.22)	$0.03	$(0.71)	$0.53
Discontinued operations	–	–	–	–
Net (loss) income	$(0.22)	$0.03	$(0.71)	$0.53

Diluted net (loss) income per share attributable to Oil States from:
Continuing operations	$(0.22)	$0.03	$(0.71)	$0.53
Discontinued operations	–	–	–	–
Net (loss) income	$(0.22)	$0.03	$(0.71)	$0.53

Weighted average number of common shares outstanding:
Basic	50,222	50,011	50,158	50,422
Diluted	50,222	50,050	50,158	50,500

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(10,818)	$1,729	$(35,763)	$27,481

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,217)	(15,415)	(12,534)	(20,132)
Unrealized gain on forward contracts, net of tax	–	88	–	160
Total other comprehensive loss	(5,217)	(15,327)	(12,534)	(19,972)
Comprehensive (loss) income attributable to Oil States	$(16,035)	$(13,598)	$(48,297)	$7,509

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$53,790	$35,973
Accounts receivable, net	256,582	333,494
Inventories, net	193,329	212,882
Prepaid expenses and other current assets	11,412	29,124
Total current assets	515,113	611,473

Property, plant, and equipment, net	577,298	638,725
Goodwill, net	263,795	263,787
Other intangible assets, net	54,839	59,385
Other noncurrent assets	24,082	23,101
Total assets	$1,435,127	$1,596,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$515	$533
Accounts payable	38,754	59,116
Accrued liabilities	49,493	49,300
Income taxes payable	4,949	8,303
Deferred revenue	21,272	36,655
Other current liabilities	290	293
Total current liabilities	115,273	154,200

Long-term debt and capitalized leases	66,363	125,887
Deferred income taxes	14,806	40,497
Other noncurrent liabilities	21,884	20,215
Total liabilities	218,326	340,799

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 62,295,720 shares and 61,712,805 shares issued, respectively	623	617
Additional paid-in capital	726,350	712,980
Retained earnings	1,144,100	1,179,863
Accumulated other comprehensive loss	(63,232)	(50,698)
Treasury stock, at cost, 10,920,663 and 10,759,656 shares, respectively	(591,040)	(587,090)
Total stockholders’ equity	1,216,801	1,255,672
Total liabilities and stockholders’ equity	$1,435,127	$1,596,471

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(35,763)	$27,481
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	4	(224)
Depreciation and amortization	89,666	96,742
Stock-based compensation expense	15,938	16,245
Amortization of deferred financing costs	585	585
Deferred income tax benefit	(28,264)	(2,862)
Tax impact of stock-based payment arrangements	–	(550)
Provision for bad debt	759	(99)
Gain on disposals of assets	(445)	(907)
Other, net	689	–
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	68,193	189,882
Inventories	15,600	5,207
Accounts payable and accrued liabilities	(18,588)	(71,848)
Income taxes payable	(2,987)	5,784
Other operating assets and liabilities, net	2,392	(12,959)
Net cash flows provided by continuing operating activities	107,779	252,477
Net cash flows provided by discontinued operating activities	3	350
Net cash flows provided by operating activities	107,782	252,827

Cash flows from investing activities:
Capital expenditures	(23,893)	(92,314)
Acquisitions of businesses, net of cash acquired	–	(33,427)
Proceeds from disposition of property, plant and equipment	1,026	1,911
Other, net	(1,534)	(491)
Net cash flows used in investing activities	(24,401)	(124,321)

Cash flows from financing activities:
Revolving credit (repayments) borrowings, net	(59,731)	13,084
Debt and capital lease repayments	(398)	(411)
Issuance of common stock from stock-based payment arrangements	367	2,385
Purchase of treasury stock	–	(104,596)
Tax impact of stock-based payment arrangements	–	550
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,950)	(6,786)
Other, net	–	(2)
Net cash flows used in financing activities	(63,712)	(95,776)

Effect of exchange rate changes on cash and cash equivalents	(1,852)	(278)
Net change in cash and cash equivalents	17,817	32,452
Cash and cash equivalents, beginning of period	35,973	53,263

Cash and cash equivalents, end of period	$53,790	$85,715

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2015	$617	$712,980	$1,179,863	$(50,698)	$(587,090)	$1,255,672
Net loss.	–	–	(35,763)	–	–	(35,763)
Currency translation adjustments (excluding intercompany advances)	–	–	–	(16,929)	–	(16,929)
Currency translation adjustments on intercompany advances	–	–	–	4,395	–	4,395
Stock-based compensation expense-
Restricted stock	6	14,029	–	–	–	14,035
Stock options	–	1,802	–	–	–	1,802
Exercise of stock options, including tax impact	–	(2,461)	–	–	–	(2,461)
Surrender of stock to pay taxes on restricted stock awards	–	–	–	–	(3,950)	(3,950)
Balance, September 30, 2016	$623	$726,350	$1,144,100	$(63,232)	$(591,040)	$1,216,801

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (referred to in this report as we or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company will adopt this guidance on January 1, 2018, and is evaluating the impact on its consolidated financial statements.

In February 2016, the FASB issued guidance on leases which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is required to adopt this guidance on January 1, 2019, with early adoption permitted on January 1, 2018. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued guidance on employee share-based payment accounting which modifies existing guidance related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The Company will adopt this guidance on January 1, 2017 and does not expect it to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance on the presentation of debt issuance costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this new guidance effective January 1, 2016 resulting in the reclassification of deferred financing costs associated with its revolving credit agreement from other noncurrent assets to long-term debt on a retrospective basis. The Company's consolidated balance sheets included deferred financing costs of $2.7 million as of December 31, 2015 that were reclassified from other noncurrent assets to long-term debt. See Note 7, “Debt.”

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2016 and December 31, 2015 is presented below (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable, net:
Trade	$160,889	$210,313
Unbilled revenue	98,956	124,331
Other	3,847	5,738
Total accounts receivable	263,692	340,382
Allowance for doubtful accounts	(7,110)	(6,888)
	$256,582	$333,494

	September 30,	December 31,
	2016	2015
Inventories, net:
Finished goods and purchased products	$90,885	$97,362
Work in process	39,408	42,182
Raw materials	76,674	86,236
Total inventories	206,967	225,780
Allowance for excess, damaged, or obsolete inventory	(13,638)	(12,898)
	$193,329	$212,882

	September 30,	December 31,
	2016	2015
Prepaid expenses and other current assets:
Prepayments to vendors	$2,555	$5,266
Prepaid insurance	2,356	4,827
Income tax asset	645	11,519
Prepaid non-income taxes	1,875	1,680
Prepaid rent/leases	802	1,108
Other	3,179	4,724
	$11,412	$29,124

	Estimated				September 30,	December 31,
	Useful Life				2016	2015
Property, plant and equipment, net:
Land					$27,919	$26,334
Buildings and leasehold improvements	3	-	40	years	189,927	185,274
Machinery and equipment	2	-	28	years	448,648	462,054
Completion services equipment	2	-	10	years	435,169	421,386
Office furniture and equipment	3	-	10	years	41,549	32,200
Vehicles	2	-	10	years	122,415	125,211
Construction in progress					82,114	92,800
Total property, plant and equipment					1,347,741	1,345,259
Accumulated depreciation					(770,443)	(706,534)
					$577,298	$638,725

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	September 30,	December 31,
	2016	2015
Accrued liabilities:
Accrued compensation	$21,461	$19,402
Insurance liabilities	7,789	9,855
Accrued taxes, other than income taxes	7,151	3,619
Accrued leasehold restoration liability	2,593	3,389
Accrued product warranty reserves	2,032	2,638
Accrued commissions	1,228	2,033
Accrued claims	842	896
Other	6,397	7,468
	$49,493	$49,300

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $50.7 million at December 31, 2015 to $63.2 million at September 30, 2016, due to changes in currency exchange rates. Accumulated other comprehensive loss is related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three and nine months  ended September 30, 2016, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and, to a lesser extent, Canada. As of September 30, 2016, the exchange rate of the Canadian dollar compared to the U.S. dollar strengthened by 6% compared to the exchange rate at December 31, 2015, while the exchange rate of the British pound compared to the U.S. dollar weakened by 12% during the same period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	NET (LOSS) INCOME PER SHARE

The table below provides a reconciliation of the numerators and denominators of basic and diluted net (loss) income per share for the three and nine month periods ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerators:
Net (loss) income from continuing operations	$(10,818)	$1,706	$(35,759)	$27,257
Less: Income attributable to unvested restricted stock awards	–	(36)	–	(575)
Numerator for basic net (loss) income per share from continuing operations	(10,818)	1,670	(35,759)	26,682
Net (loss) income from discontinued operations, net of tax	–	23	(4)	224
Numerator for basic net (loss) income per share attributable to Oil States	(10,818)	1,693	(35,763)	26,906
Effect of dilutive securities:
Unvested restricted stock awards	–	–	–	1
Numerator for diluted net (loss) income per share attributable to Oil States	$(10,818)	$1,693	$(35,763)	$26,907

Denominators:
Weighted average number of common shares outstanding	51,354	51,077	51,287	51,500
Less: Weighted average number of unvested restricted stock awards outstanding	(1,132)	(1,066)	(1,129)	(1,078)
Denominator for basic net (loss) income per share attributable to Oil States	50,222	50,011	50,158	50,422
Effect of dilutive securities:
Unvested restricted stock awards	–	9	–	9
Assumed exercise of stock options	–	30	–	69
	–	39	–	78
Denominator for diluted net (loss) income per share attributable to Oil States	50,222	50,050	50,158	50,500

Basic net (loss) income per share attributable to Oil States from:
Continuing operations	$(0.22)	$0.03	$(0.71)	$0.53
Discontinued operations	–	–	–	–
Net (loss) income	$(0.22)	$0.03	$(0.71)	$0.53

Diluted net (loss) income per share attributable to Oil States from:
Continuing operations	$(0.22)	$0.03	$(0.71)	$0.53
Discontinued operations	–	–	–	–
Net (loss) income	$(0.22)	$0.03	$(0.71)	$0.53

The calculation of diluted loss per share for the three and nine months ended September 30, 2016 excluded 745,411 shares and 754,608 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. The calculation of diluted earnings per share for the three and nine months ended September 30, 2015 excluded 757,150 shares and 745,514 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Offshore Products	Total
Balance as of December 31, 2015
Goodwill	$198,903	$22,767	$221,670	$159,412	$381,082
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	–	(117,295)
	104,375	–	104,375	159,412	263,787
Foreign currency translation	596	–	596	(588)	8
Balance as of September 30, 2016	$104,971	$–	$104,971	$158,824	$263,795

Balance as of September 30, 2016
Goodwill	$199,499	$22,767	$222,266	$158,824	$381,090
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	–	(117,295)
	$104,971	$–	$104,971	$158,824	$263,795

7.	DEBT

As of September 30, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Revolving credit facility, which matures May 28, 2019, with lending commitments up to $600 million(1)	$61,046	$120,191
Capital lease obligations and other debt	5,832	6,229
Total debt	66,878	126,420
Less: Current portion	515	533
Total long-term debt and capitalized leases	$66,363	$125,887

(1)

Amounts presented are net of $2.1 million and $2.7 million, respectively, of unamortized debt issuance costs in accordance with FASB guidance issued in April 2015 regarding the presentation of debt issuance costs.

Credit Facility

The Company has a $600 million senior secured revolving credit facility (the revolving credit facility) with an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. As of September 30, 2016, we had $63.1 million outstanding under the Credit Agreement and an additional $27.8 million of outstanding letters of credit, leaving $217.8 million available to be drawn under the revolving credit facility. The total amount available to be drawn under our revolving credit facility was less than the lender commitments as of September 30, 2016, due to the maximum leverage ratio covenant in our revolving credit facility which serves to limit borrowings, and such availability is expected to be further reduced due to reductions in our trailing twelve-month EBITDA (as defined in the Credit Agreement and further discussed below).

The revolving credit facility is governed by a Credit Agreement dated as of May 28, 2014, as amended, (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. On October 3, 2016, the Company amended the revolving credit facility to, among other things, allow for certain intercompany transactions between or among the Company and its subsidiaries (which may have otherwise been considered investments not permitted under the Credit Agreement) and make certain other technical changes and modifications. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA. During the first nine months of 2016, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% for the first nine months of 2016. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of September 30, 2016, we were in compliance with our debt covenants.

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

9.	CHANGES IN COMMON STOCK OUTSTANDING

Shares of common stock outstanding – December 31, 2015	50,953,149
Restricted stock awards, net of forfeitures	566,201
Shares issued upon exercise of stock options	16,714
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(161,007)
Shares of common stock outstanding – September 30, 2016	51,375,057

On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, which was scheduled to expire on July 29, 2016. On July 27, 2016, our Board of Directors extended the share repurchase program for one year to July 29, 2017. During the nine months ended September 30, 2016, there were no repurchases of our common stock made under the program. The amount remaining under our current share repurchase authorization as of September 30, 2016 was $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

10.	STOCK-BASED COMPENSATION

The following table presents a summary of stock option and restricted stock award activity for the nine months ended September 30, 2016.

	Stock Options	Restricted Stock
	Number of Shares
Outstanding at December 31, 2015	770,181	1,171,884
Granted	–	623,263
Stock options exercised/restricted stock awards vested	(16,714)	(469,109)
Forfeited	(20,444)	(57,062)
Outstanding at September 30, 2016	733,023	1,268,976

Stock-based compensation pre-tax expense recognized in the three month periods ended September 30, 2016 and 2015 totaled $5.4 million and $5.5 million, respectively. Stock-based compensation pre-tax expense recognized in the nine month periods ended September 30, 2016 and 2015 totaled $15.9 million and $16.2 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In February 2016, the Company granted performance-based stock awards totaling 86,462 shares valued at a total of approximately $3.3 million using a Monte Carlo simulation model. These performance-based awards may vest in an amount that will depend on the Company’s achievement of specified performance objectives. These performance-based awards have a performance criteria that will be measured based upon the Company’s achievement of specified levels of relative total stockholder return compared to our peer group of companies for the three-year period ending on December 31, 2018.

At September 30, 2016, there was $35.0 million of compensation costs related to unvested stock option and restricted stock awards, which will be recognized in future periods as future vesting conditions are satisfied.

11.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and nine months ended September 30, 2016 was an income tax benefit of $6.0 million, or 35.8% of pretax losses, and $20.5 million, or 36.4% of pretax losses, respectively, compared to income tax expense of $4.0 million, or 69.6% of pretax income, and $18.6 million, or 40.6% of pretax income, respectively, for the three and nine months ended September 30, 2015. The effective tax rate in the third quarter of 2015 included the impact of a $3.2 million tax valuation allowance recorded against certain of the Company’s deferred tax assets. The effective tax rate for the nine months ended September 30, 2015 was influenced by a $3.5 million tax valuation allowance recorded against certain of the Company’s deferred tax assets and a $2.3 million deferred tax adjustment for certain prior period non-deductible items recorded in the first quarter of 2015.

12.	SEGMENT AND RELATED INFORMATION

The Company has two reportable segments: well site services and offshore products. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Most of the businesses were initially acquired as a unit, and the management at the time of the acquisition was retained. Subsequent acquisitions have been direct extensions to our business segments. Separate business lines within the well site services segment have been disclosed to provide additional information for that segment.

Financial information by business segment for each of the three and nine months ended September 30, 2016 and 2015 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2016
Well site services –
Completion services	$38,975	$17,230	$(20,450)	$–	$2,365	$475,139
Drilling services	7,375	5,629	(5,641)	–	249	82,683
Total well site services	46,350	22,859	(26,091)	–	2,614	557,822
Offshore products	132,656	6,712	22,867	(77)	2,502	851,819
Corporate	–	277	(12,402)	–	379	25,486
Total	$179,006	$29,848	$(15,626)	$(77)	$5,495	$1,435,127

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2015
Well site services –
Completion services	$66,734	$18,701	$(9,991)	$–	$11,343	$545,986
Drilling services	16,506	6,725	(4,844)	–	1,539	109,645
Total well site services	83,240	25,426	(14,835)	–	12,882	655,631
Offshore products	175,646	5,985	33,512	1	10,538	955,439
Corporate	–	319	(12,031)	–	154	37,268
Total	$258,886	$31,730	$6,646	$1	$23,574	$1,648,338

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2016
Well site services –
Completion services	$116,748	$52,789	$(66,251)	$–	$9,032	$475,139
Drilling services	14,016	18,053	(19,697)	–	748	82,683
Total well site services	130,764	70,842	(85,948)	–	9,780	557,822
Offshore products	393,746	17,977	67,854	(196)	13,476	851,819
Corporate	–	847	(34,798)	–	637	25,486
Total	$524,510	$89,666	$(52,892)	$(196)	$23,893	$1,435,127

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2015
Well site services –
Completion services	$254,265	$57,289	$(8,492)	$–	$46,721	$545,986
Drilling services	56,888	20,368	(11,725)	–	10,209	109,645
Total well site services	311,153	77,657	(20,217)	–	56,930	655,631
Offshore products	554,350	18,054	104,889	5	34,704	955,439
Corporate	–	1,031	(35,542)	–	680	37,268
Total	$865,503	$96,742	$49,130	$5	$92,314	$1,648,338

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During 2014, 2015 and 2016, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (FLSA). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs are seeking recovery on their own behalf as well as on behalf of a class of similarly situated employees. Settlement of the class action against the Company was approved and a judgment was entered November 19, 2015. The Company has settled the vast majority of these claims and is evaluating potential settlements for the remaining individual plaintiffs’ claims which are not expected to be significant.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other statements we make contain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. “Forward-looking statements" can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part II, Item 1A. Risk Factors” in this report and "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Form 10-K filed with the Commission on February 22, 2016. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2015 Form 10-K.

Macroeconomic Environment

We are a technology-focused, energy services company. We provide a broad range of products and services to the oil and gas industry through our offshore products and well site services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to expectations with respect to crude oil and natural gas prices.

Over the past two years, crude oil prices have been volatile, driven by global economic uncertainties, the level of global production, and inadequate regional well site transportation infrastructure. As shown in the table below, significant downward crude oil price volatility began early in the fourth quarter of 2014 and has continued to date in 2016 – with Intercontinental Exchange Brent (Brent) crude oil averaging approximately $48 per barrel over the most recent seven quarters (53)% below the third quarter 2014 average). In the third quarter of 2016, Brent crude oil averaged $46 per barrel, which compares to $102 per barrel during the same quarter in 2014. The sustained, material decrease in crude oil prices since 2014 is primarily attributable to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other currencies, and the Organization of Petroleum Exporting Companies (OPEC) increasing its production. OPEC demonstrated throughout 2015, and until recently, an unwillingness to modify production levels, as it has done in previous years, in an effort to protect its market share. These production increases have been partially offset by growth in global crude oil demand. The combination of these factors caused a global supply and demand imbalance for crude oil which, along with concerns regarding the potential effects on energy demand stemming from the diminished growth outlook in China and other emerging markets, and the anticipation of potential supply increases related to the lifting of sanctions against Iran (sanctions were lifted in January 2016), resulted in materially lower crude oil prices in 2015 and the first nine months of 2016. Additionally, the vote in June 2016 by the United Kingdom to leave the European Union raised concerns around the global demand outlook for crude oil. Non-OPEC production, particularly in the United States, began to decline in 2015 due to substantially reduced investment in drilling and completion activity leading to some crude oil price improvements in recent quarters. The average price of West Texas Intermediate (WTI) crude oil increased to $45 per barrel in the third quarter of 2016 from $42 per barrel in the fourth quarter of 2015. These data points compare to an average price of $45 per barrel for WTI crude oil over the most recent seven calendar quarters (54% below the third quarter 2014 average). The magnitude of the supply/demand imbalance, and the resultant build in global crude oil inventories, has created a market concern that crude oil prices could decline further or remain at their lower levels for the foreseeable future. The current and expected price for WTI crude oil will continue to influence our customers’ spending in U.S. shale play developments, such as the Permian, Bakken, Niobrara, and Eagle Ford basins. Spending in these regions will influence the overall drilling and completion activity in the area and, therefore, the activity of our well site services segment. Expectations with respect to the price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, the activity of our offshore products segment.

Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain at their current levels or deteriorate further due to relatively high levels of domestic crude oil production (albeit U.S. production has been and continues to decline), slowing growth rates in various global regions, and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to reduced capital investment by our customers (which is occurring) or government instability in a major oil-producing nation, and energy demand were to continue to increase in the United States and India, and China’s outlook for growth improves, a recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, with a corresponding reduction in global inventories, the timing of which is difficult to predict. If commodity prices do not improve, or decline further, demand for our products and services could continue to be weak or could decline further.

Prices for natural gas in the United States averaged $2.88 per mmBtu in the third quarter of 2016, up 34% from the prior quarter average and relatively flat with the prior-year quarter average of $2.76 per mmBtu. This recent improvement in pricing reflects the impact of declining production and increased demand for natural gas to fuel electricity generation. While natural gas prices have improved, a milder winter this year compared to last year resulted in an increase in natural gas inventories in the United States from 4% above the 5-year average as of September 30, 2015 to 6% above the 5-year average as of September 30, 2016. Customer spending in the natural gas shale plays has been limited due to associated natural gas being produced from unconventional oil wells in North America and the recent commissioning of a number of new, large LNG export facilities around the world. As a result of natural gas supply growth outpacing demand growth in the United States in recent years, natural gas prices continue to be weak and are expected to remain below levels considered economical for new investments in certain natural gas fields. If natural gas production growth surpasses demand growth in the United States, and/or if the supply of natural gas were to increase, whether from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period of time and could result in fewer rigs drilling for natural gas.

Recent WTI crude oil, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
Quarter	Crude	Crude	Natural Gas
Ended	(per bbl)	(per bbl)	(per mmBtu)
September 30, 2016	$44.85	$45.80	$2.88
June 30, 2016	45.46	45.57	2.15
March 31, 2016	33.35	33.84	1.99
December 31, 2015	41.94	43.56	2.12
September 30, 2015	46.49	50.44	2.76
June 30, 2015	57.85	61.65	2.75
March 31, 2015	48.49	53.98	2.90
December 31, 2014	73.21	76.43	3.78
September 30, 2014	97.87	101.90	3.96

(1)

Source: U.S. Energy Information Administration (EIA). As of October 24, 2016, WTI crude oil, Brent crude and natural gas traded at approximately $50.18 per barrel, $49.80 per barrel and $2.78 per mmBtu, respectively.

Overview

Demand for the products and services of our offshore products segment is driven primarily by the longer-term outlook for commodity prices. Demand for our well site services segment responds to shorter-term movements in crude oil and natural gas prices and, specifically, changes in North American drilling and completion activity given the spot contract nature of our operations coupled with shorter cycles between drilling a well and bringing it on production. Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures and regulatory changes in the U.S. and international markets.

Our offshore products segment provides highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore drilling market. Sales of our offshore products and services depend primarily upon our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels. In this segment, we are particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies using relatively conservative crude oil and natural gas pricing assumptions. We believe some of these deepwater projects are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas given longer lead times associated with field development. However, the decline in crude oil prices that has persisted since late 2014 and the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects given that certain of these deepwater projects are expensive to drill and complete and may become uneconomical relative to the risk involved. In addition, shorter-cycle product sales (such as valves and elastomer products) and services for this segment declined in 2015 and 2016; however, demand for our elastomer products has increased in the third quarter compared to levels of demand experienced in the first half of 2016.

Bidding and quoting activity, along with orders from customers, for our offshore products segment continued during the first nine months of 2016, albeit at a much slower pace. Accordingly, backlog in our offshore products segment decreased to $203 million at September 30, 2016, from $268 million at June 30, 2016 and $340 million at December 31, 2015, due to project deferrals and delays in award timing resulting from the continued depressed commodity price environment. Our offshore products backlog totaled $394 million at September 30, 2015.

Our well site services segment is primarily affected by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. U.S. drilling and completion activity and, thus, our well site services segment results, are especially sensitive to near-term fluctuations in commodity prices and have, therefore, been significantly negatively affected by the material decline in crude oil prices from 2014 to the current date.

Over the past years, our industry has experienced a shift in spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to much lower crude oil prices, totaling 425 rigs as of September 30, 2016 (with the U.S. oil rig count bottoming at 316 rigs in May 2016, which was the lowest oil rig count during this current cyclical downturn). As of September 30, 2016, the oil-directed drilling accounted for slightly over 80% of the total U.S. rig count – with the balance natural gas related. The U.S. natural gas-related working rig count declined from approximately 810 rigs at the beginning of 2012 to 81 rigs in August of 2016, a more than 29 year low. Although the U.S. land rig count has increased 120 rigs, or 32%, since troughing in May of 2016, activity continues to remain at historically low levels. Unless commodity prices continue to gradually improve, we expect that the rig count and demand from our customers for our well site services will continue to remain low in the near term.

In our well site services segment, we predominantly provide completion services and, to a lesser extent, land drilling services. Our completion services business provides equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the completion services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity throughout North America. Well complexity has increased with the continuing transition to multi-well pads and the drilling of longer lateral wells along with the increased number of frac stages completed in horizontal wells. Demand for our drilling services is driven by land drilling activity in our primary drilling markets of the Permian Basin in West Texas, where we primarily drill oil wells, and the U.S. Rocky Mountain area, where we drill both liquids-rich and natural gas wells.

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

	Average Drilling Rig Count
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Land – Oil	375	635	370	783
U.S. Land – Natural gas and other	87	198	90	230
U.S. Offshore	18	32	23	38
Total United States.	480	865	483	1,051
Canada	121	191	112	200
Total North America	601	1,056	595	1,251

The average North American rig count for the nine months ended September 30, 2016 fell 656 rigs, or 52%, compared to the nine months ended September 30, 2015, in response to sustained impact of significantly lower crude oil and natural gas prices from the levels experienced in 2014.

Exacerbating the steep declines in drilling activity, many of our exploration and production customers have been and continue to defer well completions, although a few of our customers have begun to complete their backlog of uncompleted wells. These deferred completions are referred to in the industry as drilled but uncompleted wells (or DUCs). Motivation on the part of our customers to defer completions is generally driven by the need to preserve cash in a weak commodity price environment and/or the desire to produce reserves at a later date with expectations that commodity prices will improve and/or completion costs will continue to decline. Given our well site services segment’s exposure to the level of completion activity, an increase in the number of DUCs will have a negative impact on our results of operations.

The reduced demand for our products and services, coupled with a reduction in the prices we charge our customers, particularly customers of our well site services business segment, has adversely affected our results of operations, cash flows and financial position as of and for the nine months ended September 30, 2016. If the current pricing environment for crude oil and natural gas continues, our customers may be required to further reduce their capital expenditures, causing further declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position. Our customers have experienced a significant decline in their revenues and cash flows due to the commodity price declines and the fact that, due to the passage of time, many customers have less production hedged and, thus, are receiving spot prices for a greater percentage of their production. As a result of this industry downturn, many customers had experienced a significant reduction in liquidity with challenges accessing the capital and debt markets through the end of 2015. However, during the first nine months of 2016, access to the capital and debt markets has improved for certain customers. There have been several exploration and production companies who have declared bankruptcy, or have had to exchange equity for the forgiveness of debt, and others who have been forced to sell assets in an effort to preserve liquidity. A continuation of these adverse conditions could affect certain of our customers’ ability to pay or otherwise perform on their obligations to us. Declines in the demand for, and prices of, our products and services or the inability or failure of our customers to meet their obligations to us, or their insolvency or liquidation, could require us to incur asset impairment charges, and/or write down the value of our goodwill, and may otherwise adversely impact our results of operations and our cash flows and financial position.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan our business. After considering the $23.9 million invested during the first nine months of 2016, we expect capital expenditures to total between $35 to $40 million for fiscal 2016 to upgrade and maintain our offshore products facilities and completion services equipment and to fund various other capital spending projects. We plan to fund our capital expenditures with available cash, internally generated funds, and borrowings under our revolving credit facility. In our well site services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on our evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: well site services and offshore products. Selected financial information by business segment for the three and nine months ended September 30, 2016 and 2015 is summarized below (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	$	%	2016	2015	$	%

Revenues
Well site services -
Completion services	$39.0	$66.7	$(27.7)	(42)%	$116.8	$254.3	$(137.5)	(54)%
Drilling services	7.3	16.5	(9.2)	(56)%	14.0	56.9	(42.9)	(75)%
Total well site services	46.3	83.2	(36.9)	(44)%	130.8	311.2	(180.4)	(58)%
Offshore products	132.7	175.7	(43.0)	(24)%	393.7	554.3	(160.6)	(29)%
Total	$179.0	$258.9	$(79.9)	(31)%	$524.5	$865.5	$(341.0)	(39)%
Product and service costs
Well site services -
Completion services	$36.9	$52.5	$(15.6)	(30)%	$111.7	$189.5	$(77.8)	(41)%
Drilling services	7.0	14.0	(7.0)	(50)%	14.4	46.4	(32.0)	(69)%
Total well site services	43.9	66.5	(22.6)	(34)%	126.1	235.9	(109.8)	(47)%
Offshore products	91.9	122.1	(30.2)	(25)%	274.9	385.1	(110.2)	(29)%
Total	$135.8	$188.6	$(52.8)	(28)%	$401.0	$621.0	$(220.0)	(35)%
Gross margin
Well site services -
Completion services	$2.1	$14.2	$(12.1)	(85)%	$5.1	$64.8	$(59.7)	(92)%
Drilling services	0.3	2.5	(2.2)	(88)%	(0.4)	10.5	(10.9)	(104)%
Total well site services	2.4	16.7	(14.3)	(86)%	4.7	75.3	(70.6)	(94)%
Offshore products	40.8	53.6	(12.8)	(24)%	118.8	169.2	(50.4)	(30)%
Total	$43.2	$70.3	$(27.1)	(39)%	$123.5	$244.5	$(121.0)	(49)%
Gross margin as a percentage of revenues
Well site services -
Completion services	5%	21%			4%	25%
Drilling services	4%	15%			(3)%	18%
Total well site services	5%	20%			4%	24%
Offshore products	31%	31%			30%	31%
Total	24%	27%			24%	28%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net loss from continuing operations attributable to the Company for the three months ended September 30, 2016 was $10.8 million, or $0.22 per diluted share, which included $2.0 million ($1.3 million after-tax, or $0.03 per diluted share) of severance and other downsizing charges. Excluding these third quarter 2016 charges, the net loss from continuing operations would have been $9.5 million, or $0.19 per diluted share. These results compare to net income from continuing operations attributable to the Company of $1.7 million, or $0.03 per diluted share, reported for the three months ended September 30, 2015, which included a higher effective tax rate driven primarily by a $3.2 million, or $0.06 per diluted share, tax valuation allowance recorded against certain of the Company’s deferred tax assets related to tax loss carryforwards and $0.7 million ($0.6 million after-tax, or $0.01 per diluted share) of severance-related costs. Excluding the higher effective tax rate and severance costs, net income from continuing operations for the third quarter of 2015 would have been $5.6 million, or $0.11 per diluted share.

Revenues. Consolidated revenues in the third quarter of 2016 declined $79.9 million, or 31%, from the level reported in the third quarter of 2015.

Our well site services segment revenues decreased $36.9 million, or 44%, in the third quarter of 2016 compared to the prior-year quarter due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $27.7 million, or 42%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a 49% decrease in the number of service tickets completed as a result of continued extreme competitive pressures and depressed activity levels. The revenue decline was partially offset by a 15% year-over-year increase in revenue per completion service job primarily driven by an increase in the proportion of longer-duration jobs in international markets and longer-term project work in the U.S. Gulf of Mexico during the third quarter of 2016. Our drilling services revenues decreased $9.2 million, or 56%, in the third quarter of 2016 compared to the third quarter of 2015 primarily as a result of significantly decreased utilization of our land drilling rigs from an average of 33% during the third quarter of 2015 to an average of 15% in the third quarter of 2016 due to the continued weak commodity price environment.

Our offshore products segment revenues decreased $43.0 million, or 24%, in the third quarter of 2016 compared to the third quarter of 2015 primarily as a result of lower contributions across most of the segment’s product and service lines, especially production-related and drilling products, and lower levels of service activities, and a backlog position that has trended lower since mid-2014, partially offset by improved elastomer product and subsea pipeline product revenues. Bidding and quoting activity, along with orders from customers, for our offshore products segment continued during the third quarter of 2016, albeit at a much slower pace.  Accordingly, backlog decreased to $203 million at September 30, 2016, from $268 million at June 30, 2016 and $394 million at September 30, 2015, due to project deferrals and delays in award timing resulting from the continued depressed commodity price environment.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $52.8 million, or 28%, in the third quarter of 2016 compared to the third quarter of 2015 as a result of decreased cost of sales and services at our well site services and offshore products segments of $22.6 million, or 34%, and $30.2 million, or 25%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 27% in the third quarter of 2015 to 24% in the third quarter of 2016 due to lower margins realized in our completion services segment in the third quarter of 2016.

Our well site services segment cost of services decreased $22.6 million, or 34%, in the third quarter of 2016 compared to the third quarter of 2015 as a result of a $15.6 million, or 30%, decrease in completion services cost of services and a $7.0 million, or 50%, decrease in drilling services cost of services. These decreases in cost of services, which are strongly correlated to the revenue decreases in these businesses, reflect a reduction in variable costs along with cost reduction measures implemented in response to the material decrease in revenues resulting from continuing industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 20% in the third quarter of 2015 to 5% in the third quarter of 2016. Our completion services gross margin as a percentage of revenues decreased from 21% in the third quarter of 2015 to 5% in the third quarter of 2016 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 15% in the third quarter of 2015 to 4% in the third quarter of 2016 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $30.2 million, or 25%, in the third quarter of 2016 compared to the third quarter of 2015 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained flat at 31% for both the third quarter of 2016 and 2015 with the impact of reduced volumes offset by a favorable shift in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased $2.7 million, or 8%, in the third quarter of 2016 from the prior-year quarter with the impact of cost reduction initiatives and lower sales commissions partially offset by higher employee severance-related charges in the third quarter of 2016.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.9 million, or 6%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to certain assets becoming fully depreciated since September 30, 2015 that, due to the downturn, have not been replaced.

Other Operating Income. Other operating income was $1.4 million in the third quarter of 2016 as compared to $1.2 million in the third quarter of 2015 primarily due to increases in foreign currency exchange rate gains.

Operating (Loss) Income. Consolidated operating (loss) income moved from operating income of $6.6 million in the third quarter of 2015 to an operating loss of $15.6 million in the third quarter of 2016 primarily as a result of decreases in operating income from our offshore products segment of $10.6 million and $11.3 million from our wellsite services segment resulting from decreased revenues caused by continued industry activity declines.

Interest Expense and Interest Income. Net interest expense decreased $0.1 million, or 10%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to decreased amounts outstanding under our revolving credit facility partially offset by unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 3.9% in the third quarter of 2015 to 5.6% in the third quarter of 2016 due to an increased proportion of interest expense associated with unused commitment fees coupled with lower average borrowings outstanding under our revolving credit facility.

Income Tax Expense. The Company’s income tax provision for the three months ended September 30, 2016 was an income tax benefit of $6.0 million, or 35.8% of pretax losses, compared to income tax expense of $4.0 million, or 69.9% of pretax income, for the three months ended September 30, 2015. The higher effective tax rate in the third quarter of 2015 was primarily due to a $3.2 million tax valuation allowance recorded against certain of the Company’s deferred tax assets.

Other Comprehensive (Loss) Income. Other comprehensive loss was $5.2 million in the third quarter of 2016 and compares to a loss of $15.3 million in the third quarter of 2015 due to fluctuations in the currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended September 30, 2016 and 2015, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and, to a lesser extent, Canada. As of September 30, 2016, the exchange rates of the British pound and the Canadian dollar compared to the U.S. dollar weakened by 3% and 1%, respectively, compared to the exchange rates at June 30, 2016. As of September 30, 2015, the exchange rates of the British pound and the Canadian dollar compared to the U.S. dollar weakened by 4% and 8%, respectively, compared to the exchange rates at June 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net loss from continuing operations attributable to the Company for the nine months ended September 30, 2016 was $35.8 million, or $0.71 per diluted share, which included $4.6 million ($3.0 million after-tax, or $0.06 per diluted share) of severance and other downsizing charges. Excluding these charges in the first nine months of 2016, the net loss from continuing operations would have been $32.8 million, or $0.65 per diluted share. These results compare to net income from continuing operations attributable to the Company of $27.3 million, or $0.53 per diluted share, reported for the nine months ended September 30, 2015, which included $4.5 million ($3.3 million after-tax, or $0.06 per diluted share) of severance and other downsizing charges and a higher effective tax rate driven primarily by a $3.5 million ($0.07 per diluted share) valuation allowance recorded against certain of the Company’s deferred tax assets related to tax loss carry forwards and a $2.3 million ($0.05 per diluted share) deferred tax adjustment for certain prior period non-deductible items. Excluding the charges and the effect of the higher effective tax rate in the first nine months of 2015, net income from continuing operations would have been $36.4 million, or $0.71 per diluted share.

Revenues. Consolidated revenues decreased $341.0 million, or 39%, in the first nine months of 2016 compared to the first nine months of 2015.

Our well site services segment revenues decreased $180.4 million, or 58%, in the first nine months of 2016 compared to the first nine months of 2015 due to decreases in both completion services and drilling services revenues. Our completion services revenues decreased $137.5 million, or 54%, in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a 59% decrease in the number of service tickets completed as a result of continued extreme competitive pressures and depressed activity levels in the U.S. shale basins. Our drilling services revenues decreased $42.9 million, or 75%, in the first nine months of 2016 compared to the first nine months of 2015 primarily as a result of significantly decreased utilization of our drilling rigs from an average of 37% during the first nine months of 2015 to an average of 10% in the first nine months of 2016 primarily due to the continued weak commodity price environment.

Our offshore products segment revenues decreased $160.6 million, or 29%, in the first nine months of 2016 compared to the first nine months of 2015 primarily as a result of lower contributions across most of the segment’s product lines, driven by a decline in demand for service activities and drilling products, production-related products, and shorter-cycle products (such as valves and elastomer products), as well as a backlog position that has trended lower since mid-2014, partially offset by improved subsea pipeline product revenues. Backlog decreased to $203 million at September 30, 2016, from $340 million at December 31, 2015 and $394 million at September 30, 2015, due to project deferrals and delays in award timing resulting from the continued depressed commodity price environment.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $220.0 million, or 35%, in the first nine months of 2016 compared to the first nine months of 2015 as a result of decreased cost of sales and services at our well site services and offshore products segments of $109.8 million, or 47%, and $110.2 million, or 29%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross margin as a percentage of revenues decreased from 28% in the first nine months of 2015 to 24% in the first nine months of 2016 due to significantly lower margins realized in our well site services segment in the first nine months of 2016.

Our well site services segment cost of services decreased $109.8 million, or 47%, in the first nine months of 2016 compared to the first nine months of 2015 as a result of a $77.8 million, or 41%, decrease in completion services cost of services and a $32.0 million, or 69%, decrease in drilling services cost of services. These decreases in cost of services, which are strongly correlated to the revenue decreases in these businesses, reflect a reduction in variable costs along with cost reduction measures implemented in response to the material decrease in revenues caused by continuing industry activity declines. Our well site services segment gross margin as a percentage of revenues decreased from 24% in the first nine months of 2015 to 4% in the first nine months of 2016. Our completion services gross margin as a percentage of revenues decreased from 25% in the first nine months of 2015 to 4% in the first nine months of 2016 primarily due to the decline in revenues. Our drilling services gross margin as a percentage of revenues decreased from 18% in the first nine months of 2015 to (3)% in the first nine months of 2016 primarily due to decreased rig utilization and cost absorption.

Our offshore products segment cost of sales decreased $110.2 million, or 29%, in the first nine months of 2016 compared to the first nine months of 2015 in correlation with the decrease in revenues. Gross margin as a percentage of revenues remained generally constant (30% in the first nine months of 2016 compared to 31% in the first nine months of 2015).

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased $9.9 million, or 10%, in the first nine months of 2016 compared to the first nine months of 2015 largely due to decreased compensation costs, sales commissions, and travel and entertainment expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased $7.1 million, or 7%, in the first nine months of 2016 compared to the first nine months of 2015 primarily due to certain assets becoming fully depreciated since September 30, 2015 that, due to the downturn, have not been replaced.

Other Operating Income. Other operating income increased $2.0 million, to $4.1 million, in the first nine months of 2016 compared to the first nine months of 2015 primarily due to increases in foreign currency exchange rate gains.

Operating (Loss) Income. Consolidated operating (loss) income moved from operating income of $49.1 million in the first nine months of 2015 to an operating loss of $52.9 million in the first nine months of 2016 primarily as a result of decreases in operating income from our well site services segment of $65.7 million and a $37.0 million decrease in offshore products operating income – both reflecting the impact of significant revenue declines due to lower industry activity.

Interest Expense and Interest Income. Net interest expense decreased $0.6 million, or 15%, in the first nine months of 2016 compared to the first nine months of 2015 primarily due to lower amounts outstanding under our revolving credit facility partially offset by unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 3.5% in the first nine months of 2015 to 5.6% in the first nine months of 2016 due to an increased proportion of interest expense associated with unused commitment fees coupled with lower average borrowings outstanding under our revolving credit facility.

Income Tax Expense. The Company’s income tax provision for the nine months ended September 30, 2016 was an income tax benefit of $20.5 million, or 36.4% of pretax losses, compared to income tax expense of $18.6 million, or 40.6% of pretax income, for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2015 was influenced by a $3.5 million tax valuation allowance recorded against certain of the Company’s deferred tax assets and a $2.3 million deferred tax adjustment for certain prior period non-deductible items.

Other Comprehensive Income (Loss). Other comprehensive loss decreased from $20.0 million in the first nine months of 2015 to $12.5 million in the first nine months of 2016 due to fluctuations in the currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the nine months ended September 30, 2016 and 2015, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and, to a lesser extent, Canada. As of September 30, 2016, the exchange rate of the Canadian dollar compared to the U.S. dollar strengthened by 6% compared to the exchange rate at December 31, 2015, while the exchange rate of the British pound compared to the U.S. dollar weakened by 12% during the same period. As of September 30, 2015, the exchange rates of the British pound and the Canadian dollar compared to the U.S. dollar weakened by 2% and 13%, respectively, compared to the exchange rates at December 31, 2015.

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

Operating Activities

Despite the weak market conditions, cash flows totaling $107.8 million were provided by continuing operations during the first nine months of 2016 compared to $252.8 million provided by continuing operations during the same period of 2015. During the first nine months of 2016, $64.6 million was provided from net working capital reductions, primarily due to decreases in receivables. During the first nine months of 2015, $116.1 million was provided from net working capital reductions, primarily due to decreases in receivables.

In June 2016, the Company acquired the Guiberson product line from Cameron International Corporation. The purchase price was allocated to inventory and other intangible assets.

Investing Activities

Cash was used in investing activities during the nine months ended September 30, 2016 in the amount of $24.4 million compared to $124.3 million used in investing activities during the nine months ended September 30, 2015. Capital expenditures totaled $23.9 million and $92.3 million during the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures in both periods consisted principally of purchases of completion services equipment, expansion and upgrading of our offshore products segment facilities and various other capital spending initiatives.

On January 2, 2015, we acquired all of the equity of MMC. Total transaction consideration was $33.4 million, net of cash acquired, funded from amounts available under the Company’s revolving credit facility.

After considering the $23.9 million invested during the first nine months of 2016, we currently expect to invest a total of approximately $35 million to $40 million for capital expenditures during 2016 to upgrade and maintain our offshore products facilities and completion services equipment, and to fund various other capital spending initiatives. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, vendor delivery timing, free flow cash generation, and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds, and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At September 30, 2016, we had cash totaling $52.6 million held by our foreign subsidiaries, primarily in Singapore, the United Kingdom and Canada. Our intent is to utilize at least a portion of these cash balances for future investment outside of the United States. Approximately $29 million of cash held by our international subsidiaries can be repatriated by us without triggering any incremental tax consequences.

Financing Activities

Net cash of $63.7 million was used in financing activities during the nine months ended September 30, 2016, primarily as a result of repayments of outstanding debt under our revolving credit facility. Net cash of $95.8 million was used in financing activities during the nine months ended September 30, 2015, primarily as a result of repurchases of our common stock totaling $104.6 million.

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

Share Repurchase Program. On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, which was scheduled to expire on July 29, 2016. On July 27, 2016, our Board of Directors extended the share repurchase program for one year to July 29, 2017. During the nine months ended September 30, 2016, there were no repurchases of our common stock made under the program. The amount remaining under our current share repurchase authorization as of September 30, 2016 was $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Credit Facility. The Company has a $600 million senior secured revolving credit facility (the revolving credit facility) with an option to increase the maximum borrowings under its facility to $750 million contingent upon additional lender commitments prior to its maturity on May 28, 2019. As of September 30, 2016, we had $63.1 million in borrowings outstanding under the Credit Agreement and $27.8 million of outstanding letters of credit, leaving $217.8 million available to be drawn under the revolving credit facility. The total amount available to be drawn under our revolving credit facility was less than the lender commitments as of September 30, 2016, due to the maximum leverage ratio covenant in our revolving credit facility which serves to limit borrowings, and such availability is expected to be further reduced due to reductions in our trailing twelve-month EBITDA (as defined in the Credit Agreement and further discussed below).

The revolving credit facility is governed by a Credit Agreement dated as of May 28, 2014, as amended, (the Credit Agreement) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank; Royal Bank of Canada, as Syndication agent; and Compass Bank, as Documentation agent. On October 3, 2016, the Company amended the revolving credit facility to, among other things, allow for certain intercompany transactions between or among the Company and its subsidiaries (which may have otherwise been considered investments not permitted under the Credit Agreement) and make certain other technical changes and modifications. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first nine months of 2016. During the first nine months of 2016, our applicable margin over LIBOR was 1.50%. Interest expense as a percentage of total debt outstanding increased from 3.5% in the first nine months of 2015 to 5.6% in the first nine months of 2016. The increase in the weighted average interest rate was attributable to an increased proportion of interest expense associated with unused commitment fees coupled with lower average borrowings outstanding under our revolving credit facility.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges.  As of September 30, 2016, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2016.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

Under the Company's Credit Agreement, the occurrence of specified change of control events involving our Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

Our total debt represented 5.2% of our combined total debt and stockholders’ equity at September 30, 2016 compared to 9.1% at December 31, 2015 and 11.1% at September 30, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2016, we had floating-rate obligations totaling $63.1 million drawn under our revolving credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2016 levels, our consolidated interest expense would increase by a total of approximately $0.6 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the U.S. (primarily in our offshore products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2016, our reported foreign currency exchange gains were $3.4 million and are included in “Other operating income, net” in the Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of September 30, 2016 and December 31, 2015, we had outstanding foreign currency forward purchase contracts with notional amounts of $4.4 million and $5.4 million, respectively, related to expected cash flows denominated in Euros. We recorded no other comprehensive losses as a result of these contracts for the nine months ended September 30, 2016 and $0.1 million for the nine months ended September 30, 2015.

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $50.7 million at December 31, 2015 to $63.2 million at September 30, 2016, as a result of currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the nine months ended September 30, 2016, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Canada. As of September 30, 2016, the exchange rate of the Canadian dollar compared to the U.S. dollar strengthened by 6% compared to the exchange rate at December 31, 2015, while the exchange rate of the British pound compared to the U.S. dollar weakened by 12% during the same period.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

The information with respect to this Item 1 is set forth under Note 14. Commitments and Contingences.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2016	716(2)	$32.84(3)	–	$ 136,827,937
August 1 through August 31, 2016	81(4)	$31.69(5)	–	$ 136,827,937
September 1 through September 30, 2016	–	–	–	$ 136,827,937
Total	797	$32.72	–	$ 136,827,937

(1)

On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150,000,000 of the Company’s common stock, which was scheduled to expire on July 29, 2016. On July 27, 2016, our Board of Directors extended the share repurchase program for one year to July 29, 2017.

(2)

Includes 716 shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)

The price paid per share was based on the weighted average closing price of our Company’s common stock on July [2], 2016 and July 28, 2016 which represents the date the restrictions lapsed on such shares.

(4)

Includes [81] shares surrendered to us by participants in our 2001 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(5)	The price paid per share was based on the closing price of our Company’s common stock on August 11, 2016 which represent the dates the restrictions lapsed on such shares.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures.

 Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

The exhibits required to be filed by Item 6. are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date: October 28, 2016	By	/s/ LLOYD A. HAJDIK
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