Form 10-Q
period 2017-03-31
OIL STATES INTERNATIONAL, INC
filed 2017-04-27
CIK 1121484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-16337

OIL STATES INTERNATIONAL, INC.

______________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", “accelerated filer,” "smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

As of April 21, 2017, the number of shares of common stock outstanding was 51,640,131.

OIL STATES INTERNATIONAL, INC.

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Financial Statements
Unaudited Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Comprehensive Loss	4
Consolidated Balance Sheets	5
Unaudited Condensed Consolidated Statements of Cash Flows	6
Unaudited Consolidated Statement of Stockholders’ Equity	7
Notes to Unaudited Condensed Consolidated Financial Statements	8 – 16

Cautionary Statement Regarding Forward-Looking Statements	17 – 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Items 3. Defaults upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signature Page	31

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Products	$73,180	$102,598
Service	78,287	67,057
	151,467	169,655

Costs and expenses:
Product costs	50,350	68,573
Service costs	68,562	60,242
Selling, general and administrative expenses	27,730	29,979
Depreciation and amortization expense	27,980	30,403
Other operating expense, net	169	563
	174,791	189,760
Operating loss	(23,324)	(20,105)

Interest expense	(1,074)	(1,445)
Interest income	85	92
Other income (expense)	(3)	206
Loss from continuing operations before income taxes	(24,316)	(21,252)
Income tax benefit	6,638	8,016
Net loss from continuing operations	(17,678)	(13,236)
Net loss from discontinued operations, net of tax	–	(3)
Net loss attributable to Oil States	$(17,678)	$(13,239)

Basic net loss per share attributable to Oil States from:
Continuing operations	$(0.35)	$(0.26)
Discontinued operations	–	–
Net loss	$(0.35)	$(0.26)

Diluted net loss per share attributable to Oil States from:
Continuing operations	$(0.35)	$(0.26)
Discontinued operations	–	–
Net loss	$(0.35)	$(0.26)

Weighted average number of common shares outstanding:
Basic	50,418	50,042
Diluted	50,418	50,042

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(17,678)	$(13,239)

Other comprehensive income:
Foreign currency translation adjustments	3,494	1,553
Comprehensive loss attributable to Oil States	$(14,184)	$(11,686)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,202	$68,800
Accounts receivable, net	204,236	234,513
Inventories, net	179,047	175,490
Prepaid expenses and other current assets	10,035	11,174
Total current assets	458,520	489,977

Property, plant, and equipment, net	537,803	553,402
Goodwill, net	263,489	263,369
Other intangible assets, net	53,806	52,746
Other noncurrent assets	31,366	24,404
Total assets	$1,344,984	$1,383,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$534	$538
Accounts payable	36,622	34,207
Accrued liabilities	42,679	45,018
Income taxes payable	4,139	5,839
Deferred revenue	19,270	21,315
Other current liabilities	319	315
Total current liabilities	103,563	107,232

Long-term debt and capitalized leases	25,643	45,388
Deferred income taxes	3,294	5,036
Other noncurrent liabilities	22,520	21,935
Total liabilities	155,020	179,591

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 62,707,380 shares and 62,295,870 shares issued, respectively	627	623
Additional paid-in capital	736,569	731,562
Retained earnings	1,115,795	1,133,473
Accumulated other comprehensive loss	(66,806)	(70,300)
Treasury stock, at cost, 11,064,239 and 10,921,509 shares, respectively	(596,221)	(591,051)
Total stockholders’ equity	1,189,964	1,204,307
Total liabilities and stockholders’ equity	$1,344,984	$1,383,898

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(17,678)	$(13,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	-	3
Depreciation and amortization	27,980	30,403
Stock-based compensation expense	5,011	5,105
Deferred income tax benefit	(7,782)	(10,879)
Provision for bad debt	6	397
Gain on disposals of assets	(61)	(106)
Other, net	202	252
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	31,108	59,408
Inventories	(1,805)	(2,836)
Accounts payable and accrued liabilities	(2,747)	(19,955)
Income taxes payable	(1,730)	8,813
Other operating assets and liabilities, net	(946)	(529)
Net cash flows provided by continuing operating activities	31,558	56,837
Net cash flows provided by discontinued operating activities	–	(5)
Net cash flows provided by operating activities	31,558	56,832

Cash flows from investing activities:
Capital expenditures	(5,817)	(10,281)
Acquisition of business	(4,200)	–
Proceeds from disposition of property, plant and equipment	234	166
Other, net	(490)	383
Net cash flows used in investing activities	(10,273)	(9,732)

Cash flows from financing activities:
Revolving credit facility repayments, net	(19,815)	(36,800)
Debt and capital lease repayments	(136)	(133)
Issuance of common stock from stock-based payment arrangements	-	368
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(5,170)	(3,883)
Net cash flows used in financing activities	(25,121)	(40,448)

Effect of exchange rate changes on cash and cash equivalents	238	439
Net change in cash and cash equivalents	(3,598)	7,091
Cash and cash equivalents, beginning of period	68,800	35,973

Cash and cash equivalents, end of period	$65,202	$43,064

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2016	$623	$731,562	$1,133,473	$(70,300)	$(591,051)	$1,204,307
Net loss	–	–	(17,678)	–	–	(17,678)
Currency translation adjustments (excluding intercompany advances)	–	–	–	2,823	–	2,823
Currency translation adjustments on intercompany advances	–	–	–	671	–	671
Stock-based compensation expense-
Restricted stock	4	4,567	–	–	–	4,571
Stock options	–	440	–	–	–	440
Surrender of stock to pay taxes on restricted stock awards	–	–	–	–	(5,170)	(5,170)
Balance, March 31, 2017	$627	$736,569	$1,115,795	$(66,806)	$(596,221)	$1,189,964

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (referred to in this report as “we” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements. Our industry is cyclical and this cyclicality impacts our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows including our determination of whether a decline in value of our deferred tax assets, long-lived assets and/or goodwill has occurred.

During the first quarter of 2017, we modified the name of our “Offshore Products” segment to the “Offshore/Manufactured Products” segment given the higher proportional weighting of our shorter-cycle manufactured products (much of which is driven by land-based activity) to the total revenues generated by the segment.  The Company has also provided supplemental disclosure in Note 12, “Segment and Related Information,” with respect to product and service revenues generated by the Offshore/Manufactured Products segment, including project-driven products, short-cycle products, and other products and services.  There have been no operational, reporting or other material changes related to the Offshore/Manufactured Products segment.

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance permits the use of either a retrospective or modified retrospective transition method. The Company will adopt this guidance on January 1, 2018, and currently anticipates using the modified retrospective transition method. We continue to review our contracts with certain customers (primarily those related to project-driven products) within our Offshore/Manufactured Products segment to determine the potential impact of the standard on such contracts and on our consolidated financial statements. In accordance with the guidance, we expect to expand our revenue recognition disclosures in 2018 to address the new qualitative and quantitative requirements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In February 2016, the FASB issued guidance on leases which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance on January 1, 2019. Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition of our operating leases when we are the lessee. The income statement recognition appears similar to our current methodology. The Company’s future obligations under operating leases as of December 31, 2016 are summarized in Note 14, “Commitments and Contingencies,” in our 2016 Form 10-K.

In March 2016, the FASB issued guidance on employee share-based payment accounting which modifies existing guidance related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The Company adopted this guidance on January 1, 2017. Adoption of this standard had no retrospective impact on the Company’s financial statements and the impact on the Company’s income tax benefit during the first quarter of 2017 was not material.

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

In January 2017, the FASB issued guidance clarifying the definition of a business to assist entities with evaluating when a group of transferred assets and activities is a business in connection with a business combination. The revised standard provides that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a set of similar identifiable assets, the group of transferred assets and activities is not a business. The Company adopted this standard effective January 1, 2017.

3.	Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at March 31, 2017 and December 31, 2016 is presented below (in thousands):

	March 31,	December 31,
	2017	2016
Accounts receivable, net:
Trade	$146,369	$173,087
Unbilled revenue	60,961	64,564
Other	5,186	5,372
Total accounts receivable	212,516	243,023
Allowance for doubtful accounts	(8,280)	(8,510)
	$204,236	$234,513

	March 31,	December 31,
	2017	2016
Inventories, net:
Finished goods and purchased products	$84,345	$87,241
Work in process	36,847	30,584
Raw materials	73,287	72,514
Total inventories	194,479	190,339
Allowance for excess, damaged, or obsolete inventory	(15,432)	(14,849)
	$179,047	$175,490

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated
	Useful Life (in years)			March 31, 2017	December 31, 2016
Property, plant and equipment, net:
Land				$32,028	$31,683
Buildings and leasehold improvements	3	-	40	228,619	227,642
Machinery and equipment	2	-	28	458,982	455,873
Completion services equipment	2	-	10	425,622	429,845
Office furniture and equipment	3	-	10	43,497	42,827
Vehicles	2	-	10	121,009	121,317
Construction in progress				31,269	27,519
Total property, plant and equipment				1,341,026	1,336,706
Accumulated depreciation				(803,223)	(783,304)
				$537,803	$553,402

	March 31,	December 31,
	2017	2016
Accrued liabilities:
Accrued compensation	$15,314	$23,131
Insurance liabilities	8,363	8,099
Accrued taxes, other than income taxes	5,051	2,461
Accrued leasehold restoration liability	777	766
Accrued product warranty reserves	813	1,305
Accrued commissions	1,499	1,113
Accrued claims	1,404	1,578
Other	9,458	6,565
	$42,679	$45,018

4.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $70.3 million at December 31, 2016 to $66.8 million at March 31, 2017, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three months ended March 31, 2017, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and, to a lesser extent, Brazil and Canada. As of March 31, 2017, the exchange rates for the British pound, the Brazilian real and the Canadian dollar compared to the U.S. dollar strengthened by 1%, 2% and 1%, respectively, compared to the exchange rates at December 31, 2016, resulting in other comprehensive income of $3.5 million reported for the first quarter of 2017.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

5.	Net Loss Per Share

The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerators:
Net loss from continuing operations	$(17,678)	$(13,236)
Less: Income attributable to unvested restricted stock awards	–	–
Numerator for basic net loss per share from continuing operations	(17,678)	(13,236)
Net loss from discontinued operations, net of tax	–	(3)
Numerator for basic net loss per share attributable to Oil States	(17,678)	(13,239)
Effect of dilutive securities:
Unvested restricted stock awards	–	–
Numerator for diluted net loss per share attributable to Oil States	$(17,678)	$(13,239)

Denominators:
Weighted average number of common shares outstanding	51,547	51,159
Less: Weighted average number of unvested restricted stock awards outstanding	(1,129)	(1,117)
Denominator for basic net loss per share attributable to Oil States	50,418	50,042
Effect of dilutive securities:
Unvested restricted stock awards	–	–
Assumed exercise of stock options	–	–
	–	–
Denominator for diluted net loss per share attributable to Oil States	50,418	50,042

Basic net loss per share attributable to Oil States from:
Continuing operations	$(0.35)	$(0.26)
Discontinued operations	–	–
Net loss	$(0.35)	$(0.26)

Diluted net loss per share attributable to Oil States from:
Continuing operations	$(0.35)	$(0.26)
Discontinued operations	–	–
Net loss	$(0.35)	$(0.26)

The calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016 excluded 721,456 shares and 761,760 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

6.	Business Acquisitions and Goodwill

In January 2017, our Offshore/Manufactured Products segment acquired the intellectual property and assets of complementary product lines to our global crane manufacturing and service operations. The acquisition included adding active heave compensation technology and knuckle-boom crane designs to our existing portfolio. While no material adjustments are anticipated, the Company’s allocation of purchase price is preliminary and subject to change primarily based on the final determination of the fair values of intangible assets acquired.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Changes in the carrying amount of goodwill for the three-month period ended March 31, 2017 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Offshore / Manufactured Products	Total
Balance as of December 31, 2016
Goodwill	$199,278	$22,767	$222,045	$158,619	$380,664
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	–	(117,295)
	104,750	–	104,750	158,619	263,369
Foreign currency translation	60	–	60	60	120
Balance as of March 31, 2017	$104,810	$–	$104,810	$158,679	$263,489

Balance as of March 31, 2017
Goodwill	$199,338	$22,767	$222,105	$158,679	$380,784
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	–	(117,295)
	$104,810	$–	$104,810	$158,679	$263,489

7.	Long-term Debt

As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Revolving credit facility (1)	$20,613	$40,230
Capital lease obligations and other debt	5,564	5,696
Total debt	26,177	45,926
Less: Current portion	534	538
Total long-term debt and capitalized leases	$25,643	$45,388

(1)	Amounts presented are net of $1.7 million and $2.0 million, respectively, of unamortized debt issuance costs.

Revolving Credit Facility

The Company has a $600 million senior secured revolving credit facility (the revolving credit facility) with an option to increase the maximum borrowings under its revolving credit facility to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. As of March 31, 2017, we had $22.4 million outstanding under the Credit Agreement (as defined below) and an additional $25.5 million of outstanding letters of credit, leaving $158.9 million available to be drawn under the revolving credit facility. The total amount available to be drawn under our revolving credit facility was less than the lender commitments as of March 31, 2017, due to the maximum leverage ratio covenant in our revolving credit facility which serves to limit borrowings. We expect our availability to continue to be limited by the maximum leverage ratio covenant in 2017 based upon our forecast of our trailing twelve-month EBITDA (as defined in the Credit Agreement and further discussed below).

The revolving credit facility is governed by a Credit Agreement dated as of May 28, 2014, as amended, (the “Credit Agreement”) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. On October 3, 2016, the Company amended the revolving credit facility to, among other things, allow for certain intercompany transactions between or among the Company and its subsidiaries (which may have otherwise been considered investments not permitted under the Credit Agreement) and make certain other technical changes and modifications. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA. During the first quarter of 2017, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first quarter of 2017. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of March 31, 2017, we were in compliance with our debt covenants.

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

9.	Changes in Common Stock Outstanding

Shares of common stock outstanding – December 31, 2016	51,374,361
Restricted stock awards, net of forfeitures	411,510
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(142,730)
Shares of common stock outstanding – March 31, 2017	51,643,141

On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, which was scheduled to expire on July 29, 2016. On July 27, 2016, our Board of Directors extended the share repurchase program for one year to July 29, 2017. During the three months ended March 31, 2017, there were no repurchases of our common stock made under the program. The amount remaining under our current share repurchase authorization as of March 31, 2017 was $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

10.	Stock-based Compensation

The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the three months ended March 31, 2017.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding at December 31, 2016	715,095	1,140,489	157,925
Granted	–	430,395	74,758
Restricted stock awards vested	–	(429,484)	–
Forfeited	(2,269)	(18,885)	–
Outstanding at March 31, 2017	712,826	1,122,515	232,683
Weighted average grant date fair value (2017 awards)	$–	$40.66	$62.66

The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. The service-based restricted stock awards generally vest on a straight-line basis over their term, which is generally three to four years. The number of performance-based restricted shares ultimately issued under the program is dependent upon our achievement of a predefined specific performance measures generally measured over a three-year period.  In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted.  Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for the 2017 and 2016 awards is relative total stockholder return compared to our peer group of companies while the performance measure specified for the 2015 awards was average after-tax return on invested capital.  Currently, it is unlikely that the 2015 performance measure threshold will be met which would result in a performance award forfeiture of approximately 80 thousand units in 2017.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Stock-based compensation pre-tax expense recognized in the three-month periods ended March 31, 2017 and 2016 totaled $5.0 million and $5.1 million, respectively. As of March 31, 2017, there was $44.4 million of compensation costs related to service-based and performance-based stock awards and unvested stock options, which will be recognized in future periods as vesting conditions are satisfied.

11.	Income Taxes

The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year.  The Company’s income tax provision for the three months ended March 31, 2017 was an income tax benefit of $6.6 million, or 27.3% of pre-tax losses, compared to an income tax benefit of $8.0 million, or 37.7% of pre-tax losses for the three months ended March 31, 2016. The lower effective tax rate benefit in the first quarter of 2017 was primarily attributable to a shift in the mix between domestic pre-tax losses and foreign pre-tax income compared to the prior-year period, and additional valuation allowances provided against net operating losses in certain domestic and foreign jurisdictions.

12.	Segment and Related Information

The Company operates through two reportable segments: Well Site Services and Offshore/Manufactured Products. The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Acquisitions have been direct extensions to our business segments. Separate business lines within the Well Site Services segment have been disclosed to provide additional information for that segment.

Our Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle.  In this segment, our operations primarily include completion-focused equipment and services as well as land drilling services. Our Completion Services operations provide solutions to our customers using our fleet of completion tools and highly-trained personnel throughout our service offerings which include: wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in West Texas and the Rocky Mountain region of the United States.

Our Offshore/Manufactured Products segment designs, manufactures and markets capital equipment utilized on floating production systems, subsea pipeline infrastructure, and offshore drilling rigs and vessels, along with shorter-cycle and other products.  Driven principally by longer-term customer investments for offshore oil and natural gas projects, “project-driven product” revenues include: flexible bearings, advanced connector systems, high-pressure riser systems, deepwater mooring systems, cranes, subsea pipeline products and blow-out preventer stack integration.  “Short-cycle products” manufactured by the segment include: valves, elastomers and other specialty products generally used in the land-based drilling and completion markets.  “Other products,” manufactured and offered by the segment, include a variety of products for use in industrial, military and other applications outside the oil and gas industry.  The segment also offers a broad line of complementary, value-added services including: specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for the three months ended March 31, 2017 and 2016 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2017
Well Site Services –
Completion Services	$48,672	$16,528	$(16,480)	$–	$2,492	$450,552
Drilling Services	11,481	5,035	(4,217)	–	292	76,109
Total Well Site Services	60,153	21,563	(20,697)	–	2,784	526,661
Offshore/Manufactured Products	91,314	6,153	9,464	(2)	3,022	782,687
Corporate	–	264	(12,091)	–	11	35,636
Total	$151,467	$27,980	$(23,324)	$(2)	$5,817	$1,344,984

The Company had one customer whose revenue individually represented 14% of the Company’s consolidated product and service revenue for the three months ended March 31, 2017, and whose receivables individually represented 10% of the Company’s consolidated total accounts receivable as of March 31, 2017.

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in (losses) earnings of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended March 31, 2016
Well Site Services –
Completion Services	$40,949	$17,944	$(24,335)	$-	$4,538	$508,066
Drilling Services	2,772	6,522	(8,105)	-	254	92,620
Total Well Site Services	43,721	24,466	(32,440)	-	4,792	600,686
Offshore/Manufactured Products	125,934	5,654	23,311	(22)	5,391	890,067
Corporate	-	283	(10,976)	-	98	25,489
Total	$169,655	$30,403	$(20,105)	$(22)	$10,281	$1,516,242

The following table provides supplemental revenue information for the Offshore/Manufactured Products segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Project-driven products	$32,335	$74,132
Short-cycle products	33,071	20,688
Other products and services	25,908	31,114
	$91,314	$125,934

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

13.	Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. Over recent years, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs are seeking recovery on their own behalf as well as on behalf of a class of similarly situated employees. Settlement of the class action against the Company was approved, and a judgment was entered November 19, 2015. The Company has settled the vast majority of these claims and is evaluating potential settlements for the remaining individual plaintiffs’ claims which are not expected to be significant.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2016 Form 10-K filed with the Securities and Exchange Commission on February 17, 2017 as well as “Part II, Item 1A, Rick Factors” included in this Quarterly Report on Form 10-Q.

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

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:

●	the level of supply of and demand for oil and natural gas;

●	fluctuations in the current and future prices of oil and natural gas;

●	the cyclical nature of the oil and gas industry;

●	the level of exploration, drilling and completion activity;

●	the financial health of our customers;

●	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling;

●	the level of offshore oil and natural gas developmental activities;

●	general global economic conditions;

●	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

●	global weather conditions and natural disasters;

●	impact of environmental matters, including future environmental regulations;

●	our ability to find and retain skilled personnel;

●	negative outcome of litigation, threatened litigation or government proceeding;

●	fluctuations in currency exchange rates;

●	the availability and cost of capital; and

●	the other factors identified in “Part I, Item 1A. "Risk Factors" in our 2016 Form 10-K.

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

In addition, in certain places in this Quarterly Report on Form 10-Q, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. The Company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the Company’s investors to have a better understanding of the market environment in which the Company operates. However, the Company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2016 Form 10-K.

During the first quarter of 2017, we modified the name of our “Offshore Products” segment to the “Offshore/Manufactured Products” segment given the higher proportional weighting of our shorter-cycle manufactured products (much of which is driven by land-based activity) to the total revenues generated by the segment.  The Company has also provided supplemental disclosure below, and in Note 12, “Segment and Related Information,” with respect to product and service revenues generated by the Offshore/Manufactured Products segment, including project-driven products, short-cycle products, and other products and services.  There have been no operational, reporting or other material changes related to the Offshore/Manufactured Products segment.

Macroeconomic Environment

We provide a broad range of products and services to the oil and gas industry through our Offshore/Manufactured Products and Well Site Services business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to future expectations with respect to crude oil and natural gas prices.

A severe industry downturn started in the second half of 2014 and continued through most of 2016, driven by global economic uncertainties and high levels of global oil production. As shown in the table below, significant downward crude oil price volatility began in late 2014 with Intercontinental Exchange Brent (“Brent”) crude oil declining from an average of $102 per barrel in the third quarter of 2014 to an average of $34 per barrel in the first quarter of 2016 (a level last seen in 2004). The sustained material decrease in crude oil prices since 2014 is primarily attributable to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other currencies, and the Organization of Petroleum Exporting Countries (“OPEC”) increasing its production. OPEC demonstrated, throughout 2015 and through November of 2016 an unwillingness to modify production levels, as it had done in previous years, in an effort to protect its market share. These production increases were partially offset by growth in global crude oil demand. The combination of these factors caused a global supply and demand imbalance for crude oil which, along with concerns regarding the potential effects on energy demand stemming from the diminished growth outlook in China and other emerging markets, and supply increases related to the lifting of sanctions against Iran, resulted in materially lower crude oil prices. Non-OPEC production, particularly in the United States, began to decline in 2015 due to substantially reduced investment in drilling and completion activity leading to some recovery in crude oil prices in recent quarters. On November 30, 2016, OPEC agreed to production cuts which should, over time, if the cuts are adhered to, result in further reductions in global crude oil inventories and a more favorable commodity price environment. Brent crude oil prices improved to average $54 per barrel in the first quarter of 2017, which is 58% above the first quarter 2016 average. Similarly, the average price of West Texas Intermediate (“WTI”) was $52 per barrel in the first quarter of 2017, up significantly from the first quarter 2016 average of $33 per barrel. The improvement in oil prices is driven by the belief that OPEC and Russia, its key ally in the effort to stabilize the global crude oil market, are expected to be successful in cutting their production. U.S. oil price improvement is rapidly translating into increased drilling activity which is likely to result in higher oil output in U.S. shale play developments in areas such as the Permian, Bakken and Niobrara basins. Spending in these regions, which began to improve in the second half of 2016 in response to higher crude oil prices, will influence the overall drilling and completion activity in these regions and, therefore, the activity of our Well Site Services segment in 2017 and beyond. Expectations with respect to the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.

Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain at their current levels or deteriorate due to relatively high levels of global inventories, the potential for domestic crude oil production to increase, slowing growth rates in various global regions, and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or government instability in a major oil-producing nation, and energy demand were to continue to increase in the United States, India and China, a further recovery in WTI and Brent crude oil prices could occur. The International Energy Agency (“IEA”) calls for supply and demand to reach equilibrium by mid-2017. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, with a corresponding reduction in global inventories, the timing of which is difficult to predict. If commodity prices do not continue to improve, or decline, demand for our products and services could continue to be weak or could decline further.

The 2016 average natural gas price of $2.52 per mmBtu was the lowest annual average since 1999 – driven by a mild winter which caused inventory storage levels to rise to historic highs in the first quarter of 2016. Natural gas prices improved over the past year from an average of $1.99 per mmBtu in the first quarter of 2016 to an average of $3.02 per mmBtu during the first quarter of 2017 as a result of declining production, increased demand for natural gas to fuel electricity generation and colder temperatures in the Northern United States. Natural gas surpassed coal during 2016 as the largest energy source for generating electricity. Reflecting the impact of decreased production and higher demand for natural gas, inventories in the United States declined 17% from the level reported as of March 31, 2016 – with working gas in storage 15% above the five-year average as of March 31, 2017 (which compares to 52% above the five-year average as of March 31, 2016). Customer spending in the natural gas shale plays has been limited due to associated natural gas being produced from unconventional oil wells in North America. If natural gas production growth surpasses demand growth in the United States, and/or if the supply of natural gas were to increase, whether from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period of time and could result in fewer rigs drilling for natural gas.

Recent WTI crude oil, Brent crude and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	Brent	Henry Hub
	Crude	Crude	Natural Gas
Quarter Ended	(per bbl)	(per bbl)	(per mmBtu)
March 31, 2017	$51.62	$53.59	$3.02
December 31, 2016	49.14	49.11	3.04
September 30, 2016	44.85	45.80	2.88
June 30, 2016	45.46	45.57	2.15
March 31, 2016	33.35	33.84	1.99
December 31, 2015	41.94	43.56	2.12
September 30, 2015	46.49	50.44	2.76
June 30, 2015	57.85	61.65	2.75
March 31, 2015	48.49	53.98	2.90
December 31, 2014	73.21	76.43	3.78
September 30, 2014	97.87	101.90	3.96
June 30, 2014	103.35	109.69	4.61
March 31, 2014	98.68	108.14	5.18

(1)

Source: U.S. Energy Information Administration (“EIA”). As of April 21, 2017, WTI crude oil, Brent crude oil and natural gas traded at approximately $49.64 per barrel, $49.93 per barrel and $3.06 per mmBtu, respectively.

Overview

Demand for the products and services of our Offshore/Manufactured Products segment is driven by the longer-term outlook for commodity prices and, to a lesser extent, changes in land-based drilling and completion activity. Demand for the equipment and services of our Well Site Services segment responds to shorter-term movements in crude oil and natural gas prices and, specifically, changes in North American drilling and completion activity given the spot contract nature of our operations coupled with shorter cycles between drilling a well and bringing it on production. Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures and regulatory changes in the United States and international markets.

Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipeline infrastructure, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as “project-driven product revenue”). As a result, this segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies (“IOCs”) and state-run national oil companies (“NOCs”)) using relatively conservative crude oil and natural gas pricing assumptions. We believe some of these deepwater projects once approved for development are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas given longer lead times associated with field development. However, the decline in crude oil prices that began in 2014 and continued into 2016, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. As a result, our bookings declined over the period, leading to substantially reduced backlog. As a result, this segment's project-driven revenue declined 56% from the first quarter of 2016 and accounted for only 35% of the total segment revenue in the first quarter of 2017. Short-cycle manufactured products sold to the land-based completion market are impacted by near-term fluctuations in commodity prices. Sales of these shorter-cycle products (such as valves and elastomer products) for this segment declined significantly in 2015 and 2016 corresponding to the dramatic decline in U.S. drilling and completion activity; however, demand for our short-cycle products has increased over the past three fiscal quarters compared to levels of demand experienced in the first half of 2016 commensurate with the recent increase in the U.S. land rig count.

Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace over recent years than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2014. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued during 2015 and into the first quarter of 2017, albeit at a much slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $340 million at December 31, 2015 to $199 million at December 31, 2016. With a book-to-bill ratio of 1.1x in the first quarter, our backlog increased to $204 million at March 31, 2017.

Our Well Site Services segment is primarily driven by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. U.S. drilling and completion activity and our Well Site Services segment results, are particularly sensitive to near-term fluctuations in commodity prices given the call-out nature of our operations in this segment and have, therefore, been significantly negatively affected by the material decline in crude oil prices and customer spending from 2014 to the second half of 2016. However, U.S. oil price improvement and lower development costs are translating into increased drilling and completion activity in the U.S. shale play regions.

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

Demand for our Drilling Services and Completion Services businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells drilled, total footage drilled, and the number of drilled wells that are completed. The table below sets forth a summary of the average North American drilling rig count, as measured by Baker Hughes Incorporated, for the periods indicated.

	Three Months Ended March 31,
	2017	2016
U.S. Land – Oil	568	420
U.S. Land – Natural gas and other	147	104
U.S. Offshore	21	27
Total United States.	736	551
Canada	286	173
Total North America	1,022	724

The average North American rig count for the three months ended March 31, 2017 increased 298 rigs, or 41%, compared to the three months ended March 31, 2016, in response to the increase in crude oil prices discussed above.

Over the past several years, our industry experienced a shift in customer spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. The U.S. natural gas-related working rig count declined from approximately 810 rigs at the beginning of 2012 to 81 rigs in August of 2016, a more than 29 year low. According to rig count data published by Baker Hughes Incorporated, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to much lower crude oil prices, totaling 662 rigs as of March 31, 2017 (with the U.S. oil rig count having troughed at 316 rigs in May 2016, which was the lowest oil rig count during this current cyclical downturn). As of March 31, 2017, the oil-directed drilling accounted for 80% of the total U.S. rig count – with the balance natural gas related. The U.S. land rig count has increased 424 rigs, or 113%, since troughing in May of 2016.

Exacerbating the steep declines in drilling activity experienced in 2015 and 2016, many of our exploration and production customers had deferred well completions. These deferred completions are referred to in the industry as drilled but uncompleted wells (or “DUCs”). Motivation on the part of our customers to defer completions was generally driven by the need to preserve cash in a weak commodity price environment and/or the desire to produce reserves at a later date with expectations that commodity prices would improve and/or completion costs would continue to decline (although our customers have begun to complete their backlog of uncompleted wells). Given our Well Site Services segment’s exposure to the level of completion activity, an increase in the number of DUCs will have a short-term negative impact on our results of operations.

Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services, particularly customers of our Well Site Services segment, has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the current pricing environment for crude oil and natural gas does not continue to improve, or declines, our customers may be required to reduce their capital expenditures, causing further declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position. Our customers have experienced a significant decline in their revenues and cash flows due to the commodity price declines and the fact that, due to the passage of time, many customers have less production hedged and, thus, are receiving spot prices for a greater percentage of their production. As a result of this industry downturn, many customers experienced a significant reduction in liquidity. Several exploration and production companies declared bankruptcy during this downturn, or had to exchange equity for the forgiveness of debt, and others were forced to sell assets in an effort to preserve liquidity. However, during 2016 and the first quarter of 2017, access to the capital and debt markets improved significantly for certain customers.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business. After considering the $5.8 million invested during the first three months of 2017, we expect to spend between $35 million to $40 million in total capital expenditures during 2017, which compares to $30 million spent in 2016. We plan to fund our capital expenditures with available cash, internally generated funds, and borrowings under our revolving credit facility. In our Well Site Services segment, we continue to monitor industry capacity additions and will make future capital expenditure decisions based on our evaluation of both the market outlook and industry fundamentals.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: Well Site Services and Offshore/Manufactured Products. Selected financial information by business segment for the three months ended March 31, 2017 and 2016 is summarized below (dollars in thousands):

	Three Months Ended March 31,
			Variance
			2017 vs. 2016
	2017	2016	$	%

Revenues
Well Site Services -
Completion Services	$48,672	$40,949	$7,723	19%
Drilling Services	11,481	2,772	8,709	314%
Total Well Site Services	60,153	43,721	16,432	38%
Offshore/Manufactured Products –
Project-driven products	32,335	74,132	(41,797)	(56)%
Short-cycle products	33,071	20,688	12,383	60%
Other products and services	25,908	31,114	(5,206)	(17)%
Total Offshore/Manufactured Products	91,314	125,934	(34,620)	(27)%
Total	$151,467	$169,655	$(18,188)	(11)%
Product and service costs
Well Site Services -
Completion Services	$45,400	$40,402	$4,998	12%
Drilling Services	10,210	3,888	6,322	163%
Total Well Site Services	55,610	44,290	11,320	26%
Offshore/Manufactured Products	63,302	84,525	(21,223)	(25)%
Total	$118,912	$128,815	$(9,903)	(8)%
Gross profit (loss)
Well Site Services -
Completion Services	$3,272	$547	$2,725	498%
Drilling Services	1,271	(1,116)	2,387	214%
Total Well Site Services	4,543	(569)	5,112	898%
Offshore/Manufactured Products	28,012	41,409	(13,397)	(32)%
Total	$32,555	$40,840	$(8,285)	(20)%
Gross profit (loss) as a percentage of revenues
Well Site Services -
Completion Services	7%	1%
Drilling Services	11%	(40)%
Total Well Site Services	8%	(1)%
Offshore/Manufactured Products	31%	33%
Total	21%	24%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We reported a net loss for the three months ended March 31, 2017 of $17.7 million, or $0.35 per diluted share, which included $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance and other downsizing charges. Excluding these first quarter 2017 charges, the net loss would have been $17.1 million, or $0.34 per diluted share. These results compare to a net loss for the quarter ended March 31, 2016 of $13.2 million, or $0.26 per diluted share, which included $1.6 million ($1.0 million after-tax, or $0.02 per diluted share) of severance and other downsizing charges. Excluding these first quarter of 2016 charges, the net loss from continuing operations would have been $12.2 million, or $0.24 per diluted share.

Revenues. Consolidated revenues in the first quarter of 2017 declined $18.2 million, or 11%, from the first quarter of 2016 due to declines in our Offshore/Manufactured Products segment, partially offset by improvements in our Well Site Services segment.

Our Well Site Services segment revenues increased $16.4 million, or 38%, in the first quarter of 2017 compared to the prior-year quarter due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues increased $7.7 million, or 19%, in the first quarter of 2017 compared to the first quarter of 2016, with the impact of a higher commodity price environment which has led to increased U.S. land-based activity, partially offset by the timing of customer activity in the U.S. Gulf of Mexico and certain international markets. Our Drilling Services revenues increased $8.7 million to $11.5 million in the first quarter of 2017 from the first quarter of 2016 primarily as a result of higher utilization of our land drilling rigs from an average of only 6% during the first quarter of 2016 to an average of 25% in the first quarter of 2017.

Our Offshore/Manufactured Products segment revenues decreased $34.6 million, or 27%, in the first quarter of 2017 compared to the first quarter of 2016 primarily as a result of a decline in demand for project-driven products (primarily subsea pipeline infrastructure, offshore drilling and production products), lower levels of service activities and a backlog position that has trended lower since mid-2014. These deepwater project-driven revenue declines were partially offset by increases in sales of our short-cycle products. Shorter-cycle products, such as elastomers and valves, have benefited from increased land-based drilling and completion activity in the United States. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued during 2016 and into the first quarter of 2017, albeit at a much slower pace.  Reflecting the impact of customer delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $340 million at December 31, 2015 to $199 million at December 31, 2016. With a book-to-bill ratio of 1.1x in the first quarter, our backlog increased to $204 million at March 31, 2017.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $9.9 million, or 8%, in the first quarter of 2017 compared to the first quarter of 2016 as a result of decreased cost of sales and services at our Offshore/Manufactured Products segment of $21.2 million, or 25%, which was partially offset by a $11.3 million, or 26%, increase in cost of services at our Well Site Services segment. With cost of sales and services decreasing at a slower rate than our revenues within our Offshore/Manufactured Products segment, consolidated gross profit as a percentage of revenues decreased from 24% in the first quarter of 2016 to 21% in the first quarter of 2017.

Our Well Site Services segment cost of services increased $11.3 million, or 26%, in the first quarter of 2017 compared to the first quarter of 2016 as a result of a $5.0 million, or 12%, increase in Completion Services cost of services and a $6.3 million increase in costs in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States. Costs increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during the current quarter. Our Well Site Services segment gross profit as a percentage of revenues improved from (1)% in the first quarter of 2016 to 8% in the first quarter of 2017. Our Completion Services gross profit as a percentage of revenues increased from 1% in the first quarter of 2016 to 7% in the first quarter of 2017 primarily due to the increase in revenues. Our Drilling Services gross profit as a percentage of revenues improved from (40)% in the first quarter of 2016 to 11% in the first quarter of 2017 primarily due to increased rig utilization and cost absorption.

Our Offshore/Manufactured Products segment cost of sales decreased $21.2 million, or 25%, in the first quarter of 2017 compared to the first quarter of 2016 reflecting the decrease in project-driven revenues. Gross profit as a percentage of revenues decreased from 33% in the first quarter of 2016 to 31% in the first quarter of 2017 reflecting the impact of reduced cost absorption.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $2.2 million, or 8%, in the first quarter of 2017 from the prior-year quarter with the impact of 2016 cost reduction initiatives partially offset by reduced employee severance-related charges in the first quarter of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $2.4 million, or 8%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to certain assets becoming fully depreciated since March 31, 2016 that, due to the downturn, have not been replaced and overall lower levels of capital expenditures.

Other Operating Expense, Net. Other operating expense was $0.2 million in the first quarter of 2017 as compared to expense of $0.6 million in the first quarter of 2016 primarily due to a decrease in foreign currency exchange rate losses.

Operating Loss. Our consolidated operating loss increased from $20.1 million in the first quarter of 2016 to $23.3 million in the first quarter of 2017 primarily as a result of a decrease in operating income from our Offshore/Manufactured Products segment of $13.8 million due to a continued decline in offshore-related activity, partially offset by a decreased operating loss of $11.7 million from our Well Site Services segment. Corporate expenses were $12.1 million in the first quarter of 2017, an increase of $1.1 million from the prior-year period due primarily to higher provisions for incentive compensation.

Interest Expense and Interest Income. Net interest expense decreased $0.4 million, or 27%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to decreased amounts outstanding under our revolving credit facility partially offset by higher unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 5% in the first quarter of 2016 to 17% in the first quarter of 2017 due to an increased proportion of interest expense associated with unused commitment fees with lower average borrowings outstanding under our revolving credit facility and non-cash amortization of debt issuance costs.

Income Tax Benefit. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year.  The Company’s income tax provision for the three months ended March 31, 2017 was an income tax benefit of $6.6 million, or 27.3% of pre-tax losses, compared to an income tax benefit of $8.0 million, or 37.7% of pre-tax losses for the three months ended March 31, 2016. The lower effective tax rate benefit in the first quarter of 2017 was primarily attributable to a shift in the mix between domestic pre-tax losses and foreign pre-tax income compared to the prior-year period, and additional valuation allowances provided against net operating losses in certain domestic and foreign jurisdictions.

Other Comprehensive Income. Other comprehensive income was $3.5 million in the first quarter of 2017 compared to income of $1.6 million in the first quarter of 2016 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended March 31, 2017, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and, to a lesser extent, Brazil and Canada. As of March 31, 2017, the exchange rates for the British pound, the Brazilian real and the Canadian dollar compared to the U.S. dollar strengthened by 1%, 2% and 1%, respectively, compared to the exchange rates at December 31, 2016.

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund operating and capital expenditures which, in the past, have included expanding and upgrading our Offshore/Manufactured Products manufacturing facilities and equipment, replacing and increasing Completion Services assets, funding new product development, and general working capital needs. In addition, capital has been used to repay debt, fund our share repurchase program, and fund strategic business acquisitions. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our revolving credit facility, and capital markets transactions.

The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services or the inability or failure of our customers to meet their obligations to us. These adverse market conditions could require us to incur asset impairment charges, deferred tax valuation allowances, and/or write down the value of our goodwill, and may otherwise adversely impact our results of operations and our cash flows and financial position.

Operating Activities

Despite the weak market conditions, cash flows totaling $31.6 million were provided by continuing operations during the first quarter of 2017 compared to $56.8 million provided by continuing operations during the same period of 2016. During the first quarter of 2017, $23.9 million was provided from net working capital reductions, primarily due to decreases in receivables. During the first quarter of 2016, $44.9 million was provided from net working capital reductions, also due to decreases in receivables.

Investing Activities

Cash was used in investing activities during the three months ended March 31, 2017 in the amount of $10.3 million compared to $9.7 million used in investing activities during the three months ended March 31, 2016. Capital expenditures totaled $5.8 million and $10.3 million during the three months ended March 31, 2017 and 2016, respectively.

In January 2017, our Offshore/Manufactured Products segment acquired the intellectual property and assets of complementary product lines to our global crane manufacturing and service operations. The acquisition included adding active heave compensation technology and knuckle-boom crane designs to our existing portfolio. While no material adjustments are anticipated, the Company’s allocation of purchase price is preliminary and subject to change primarily based on the final determination of the fair values of intangible assets acquired.

After considering the $5.8 million invested during the first three months of 2017, we expect to spend between $35 million to $40 million in total capital expenditures during 2017, which compares to $30 million spent in 2016. Whether planned expenditures will actually be spent in 2017 depends on industry conditions, project approvals and schedules, vendor delivery timing, free flow cash generation, and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds, and borrowings under our revolving credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At March 31, 2017, we had cash totaling $64 million held by our international subsidiaries. Our intent is to utilize at least a portion of these cash balances for future investment outside of the United States. Approximately $34 million of cash held by our international subsidiaries can be repatriated by us without triggering any incremental tax consequences.

Financing Activities

During the three months ended March 31, 2017 and 2016, net cash of $25.1 million and $40.4 million, respectively, was used in financing activities, primarily as a result of repayments of outstanding debt under our revolving credit facility.

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

Share Repurchase Program. On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, which was scheduled to expire on July 29, 2016. On July 27, 2016, our Board of Directors extended the share repurchase program for one year to July 29, 2017. During the three months ended March 31, 2017, there were no repurchases of our common stock made under the program. The amount remaining under our current share repurchase authorization as of March 31, 2017 was $136.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Credit Facility. The Company has a $600 million senior secured revolving credit facility (the revolving credit facility) with an option to increase the maximum borrowings under its facility to $750 million contingent upon additional lender commitments prior to its maturity on May 28, 2019. As of March 31, 2017, we had $22.4 million in borrowings outstanding under the Credit Agreement (as defined below) and an additional $25.5 million of outstanding letters of credit, leaving $158.9 million available to be drawn under the revolving credit facility. The total amount available to be drawn under our revolving credit facility was less than the lender commitments as of March 31, 2017, due to the maximum leverage ratio covenant in our revolving credit facility which serves to limit borrowings. We expect our availability to continue to be limited by the maximum leverage ratio covenant in 2017 based upon our forecast of our trailing twelve-month EBITDA (as defined in the Credit Agreement and further discussed below).

The revolving credit facility is governed by a Credit Agreement dated as of May 28, 2014, as amended, (the “Credit Agreement”) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank; Royal Bank of Canada, as Syndication agent; and Compass Bank, as Documentation agent. On October 3, 2016, the Company amended the revolving credit facility to, among other things, allow for certain intercompany transactions between or among the Company and its subsidiaries (which may have otherwise been considered investments not permitted under the Credit Agreement) and make certain other technical changes and modifications. Amounts outstanding under the revolving credit facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.5% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first quarter of 2017. During the first quarter of 2017, our applicable margin over LIBOR was 1.50%. Interest expense as a percentage of total debt outstanding increased from 5% in the first three months of 2016 to 17% in the first quarter of 2017. The increase in the weighted average interest rate was attributable to an increased proportion of interest expense associated with unused commitment fees with lower average borrowings outstanding under our revolving credit facility and non-cash amortization of debt issuance costs.

The Credit Agreement contains customary financial covenants and restrictions.  Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges.  As of March 31, 2017, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2017.  Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries.  Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

Under the Company's Credit Agreement, the occurrence of specified change of control events involving our Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

Our total debt represented 2.2% of our combined total debt and stockholders’ equity at March 31, 2017 compared to 3.7% at December 31, 2016.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based. For a discussion of recent accounting pronouncements, see Note 2, “Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2017, we had floating-rate obligations totaling $22.4 million drawn under our revolving credit facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2017 levels, our consolidated interest expense would increase by a total of approximately $0.2 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2017, our reported foreign currency exchange losses were $0.1 million and are included in “Other operating income, net” in the Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of March 31, 2017 and December 31, 2016, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.2 million related to expected cash flows denominated in Euros.

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $70.3 million at December 31, 2016 to $66.8 million at March 31, 2017, as a result of currency exchange rate differences. Our accumulated other comprehensive loss is primarily related to fluctuations in foreign currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three months ended March 31, 2017, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and, to a lesser extent, Brazil and Canada. As of March 31, 2017, the exchange rates for the British pound, the Brazilian real and the Canadian dollar compared to the U.S. dollar strengthened by 1%, 2% and 1%, respectively, compared to the exchange rates at December 31, 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

The information with respect to this Item 1 is set forth under Note 13, “Commitments and Contingences.”

ITEM 1A. Risk Factors

“Part I, Item 1A. Risk Factors” of our 2016 Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as set forth in our 2016 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2017	488	$39.00	–	$136,827,937
February 1 through February 28, 2017	142,242	$36.20	–	$136,827,937
March 1 through March 31, 2017	–	–	–	$136,827,937
Total	142,730	$36.21	–	$136,827,937

(1)

All of the 142,730 shares purchased during the three-month period ended March 31, 2017 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(2)

On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150,000,000 of the Company’s common stock, which was scheduled to expire on July 29, 2016. On July 27, 2016, our Board of Directors extended the share repurchase program for one year to July 29, 2017.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures.

 Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

The exhibits required to be filed by Item 6. are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	April 27, 2017	By	/s/ LLOYD A. HAJDIK
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

10.1	—

Second Amended and Restated 2001 Equity Participation Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 17, 2017 (File No. 001-16337)).

10.2	—

Annual Incentive Compensation Plan, dated January 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on February 17, 2017 (File No. 001-16337)).

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