Form 10-Q
period 2017-09-30
OIL STATES INTERNATIONAL, INC
filed 2017-10-27
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

As of October 23, 2017, the number of shares of common stock outstanding was 51,089,350.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Products	$67,339	$109,312	$223,269	$323,566
Service	96,709	69,694	263,648	200,944
	164,048	179,006	486,917	524,510

Costs and expenses:
Product costs	50,593	75,345	160,252	227,855
Service costs	78,596	60,421	219,697	173,125
Selling, general and administrative expense	26,843	30,388	84,055	90,854
Depreciation and amortization expense	26,788	29,848	82,552	89,666
Other operating (income) expense, net	(589)	(1,370)	374	(4,098)
	182,231	194,632	546,930	577,402
Operating loss	(18,183)	(15,626)	(60,013)	(52,892)

Interest expense	(1,147)	(1,364)	(3,370)	(4,124)
Interest income	73	119	243	321
Other income	207	32	477	462
Loss from continuing operations before income taxes	(19,050)	(16,839)	(62,663)	(56,233)
Income tax benefit	4,019	6,021	15,708	20,474
Net loss from continuing operations	(15,031)	(10,818)	(46,955)	(35,759)
Net loss from discontinued operations, net of tax	—	—	—	(4)
Net loss attributable to Oil States	$(15,031)	$(10,818)	$(46,955)	$(35,763)

Basic net loss per share attributable to Oil States from:
Continuing operations	$(0.30)	$(0.22)	$(0.94)	$(0.71)
Discontinued operations	—	—	—	—
Net loss	$(0.30)	$(0.22)	$(0.94)	$(0.71)

Diluted net loss per share attributable to Oil States from:
Continuing operations	$(0.30)	$(0.22)	$(0.94)	$(0.71)
Discontinued operations	—	—	—	—
Net loss	$(0.30)	$(0.22)	$(0.94)	$(0.71)

Weighted average number of common shares outstanding:
Basic	49,978	50,222	50,190	50,158
Diluted	49,978	50,222	50,190	50,158

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(15,031)	$(10,818)	$(46,955)	$(35,763)

Other comprehensive income (loss):
Currency translation adjustments	4,857	(5,217)	13,490	(12,534)
Comprehensive loss attributable to Oil States	$(10,174)	$(16,035)	$(33,465)	$(48,297)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$65,864	$68,800
Accounts receivable, net	210,218	234,513
Inventories, net	173,447	175,490
Prepaid expenses and other current assets	26,464	11,174
Total current assets	475,993	489,977

Property, plant, and equipment, net	508,743	553,402
Goodwill, net	268,917	263,369
Other intangible assets, net	50,105	52,746
Other noncurrent assets	25,597	24,404
Total assets	$1,329,355	$1,383,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$492	$538
Accounts payable	44,768	34,207
Accrued liabilities	47,632	45,333
Income taxes payable	1,031	5,839
Deferred revenue	22,588	21,315
Total current liabilities	116,511	107,232

Long-term debt and capitalized leases	19,061	45,388
Deferred income taxes	4,592	5,036
Other noncurrent liabilities	22,914	21,935
Total liabilities	163,078	179,591

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 62,721,256 shares and 62,295,870 shares issued, respectively	627	623
Additional paid-in capital	748,581	731,562
Retained earnings	1,086,518	1,133,473
Accumulated other comprehensive loss	(56,810)	(70,300)
Treasury stock, at cost, 11,631,810 and 10,921,509 shares, respectively	(612,639)	(591,051)
Total stockholders’ equity	1,166,277	1,204,307
Total liabilities and stockholders’ equity	$1,329,355	$1,383,898

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2016	$623	$731,562	$1,133,473	$(70,300)	$(591,051)	$1,204,307
Net loss	—	—	(46,955)	—	—	(46,955)
Currency translation adjustments (excluding intercompany advances)	—	—	—	12,346	—	12,346
Currency translation adjustments on intercompany advances	—	—	—	1,144	—	1,144
Stock-based compensation expense-
Restricted stock	4	16,043	—	—	—	16,047
Stock options	—	976	—	—	—	976
Stock repurchases	—	—	—	—	(16,283)	(16,283)
Surrender of stock to pay taxes on restricted stock awards	—	—	—	—	(5,305)	(5,305)
Balance, September 30, 2017	$627	$748,581	$1,086,518	$(56,810)	$(612,639)	$1,166,277

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(46,955)	$(35,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	4
Depreciation and amortization	82,552	89,666
Stock-based compensation expense	17,023	15,938
Deferred income tax benefit	(2,224)	(28,264)
Provision for bad debt	257	759
Gain on disposals of assets	(526)	(445)
Amortization of deferred financing costs	608	585
Other, net	62	689
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	26,909	68,193
Inventories	5,912	15,600
Accounts payable and accrued liabilities	11,811	(18,588)
Income taxes payable	(4,789)	(2,987)
Other operating assets and liabilities, net	(14,323)	2,392
Net cash flows provided by continuing operating activities	76,317	107,779
Net cash flows used in discontinued operating activities	—	3
Net cash flows provided by operating activities	76,317	107,782

Cash flows from investing activities:
Capital expenditures	(20,331)	(23,893)
Acquisitions of businesses	(12,859)	—
Proceeds from disposition of property, plant and equipment	1,125	1,026
Other, net	(631)	(1,534)
Net cash flows used in investing activities	(32,696)	(24,401)

Cash flows from financing activities:
Revolving credit facility borrowings (repayments), net	(26,578)	(59,731)
Debt and capital lease repayments	(403)	(398)
Purchase of treasury stock	(16,283)	—
Issuance of common stock from stock-based payment arrangements	—	367
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(5,305)	(3,950)
Net cash flows used in financing activities	(48,569)	(63,712)

Effect of exchange rate changes on cash and cash equivalents	2,012	(1,852)
Net change in cash and cash equivalents	(2,936)	17,817
Cash and cash equivalents, beginning of period	68,800	35,973

Cash and cash equivalents, end of period	$65,864	$53,790

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

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10‑K”).

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company will adopt this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which are not completed as of that date. Upon adoption, we will recognize any cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We have reviewed existing contracts with customers and will continue to review new contracts with certain customers (primarily those related to project-driven products) within our Offshore/Manufactured Products segment to determine the impact, if any, of the standard on such contracts and on our consolidated financial statements through the date of adoption. In accordance with the guidance, we expect to expand our revenue recognition disclosures in 2018 to address the new qualitative and quantitative requirements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

In February 2016, the FASB issued guidance on leases which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance on January 1, 2019. Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition of our operating leases when we are the lessee. The income statement recognition appears similar to our current methodology. The Company’s future obligations under operating leases as of December 31, 2016 are summarized in Note 14, “Commitments and Contingencies,” in our 2016 Form 10‑K.

In March 2016, the FASB issued guidance on employee share-based payment accounting which modifies existing guidance related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The Company adopted this guidance on January 1, 2017. Adoption of this standard had no retrospective impact on the Company’s financial statements and the impact on the Company’s income tax benefit during the first nine months of 2017 was not material.

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

3.	Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at September 30, 2017 and December 31, 2016 is presented below (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, net:
Trade	$148,981	$173,087
Unbilled revenue	63,585	64,564
Other	5,304	5,372
Total accounts receivable	217,870	243,023
Allowance for doubtful accounts	(7,652)	(8,510)
	$210,218	$234,513

	September 30, 2017	December 31, 2016
Inventories, net:
Finished goods and purchased products	$86,553	$87,241
Work in process	33,865	30,584
Raw materials	68,713	72,514
Total inventories	189,131	190,339
Allowance for excess or obsolete inventory	(15,684)	(14,849)
	$173,447	$175,490

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2017	December 31, 2016
Prepaid expenses and other current assets:
Income taxes receivable (see Note 11)	$17,695	$430
Prepayments to vendors	2,826	877
Prepaid non-income taxes	1,857	1,650
Prepaid insurance	267	3,738
Other	3,819	4,479
	$26,464	$11,174

	Estimated Useful Life (years)			September 30, 2017	December 31, 2016
Property, plant and equipment, net:
Land				$36,310	$31,683
Buildings and leasehold improvements	3	–	40	231,824	227,642
Machinery and equipment	2	–	28	466,609	455,873
Completion services equipment	2	–	10	426,726	429,845
Office furniture and equipment	3	–	10	44,401	42,827
Vehicles	2	–	10	119,336	121,317
Construction in progress				34,011	27,519
Total property, plant and equipment				1,359,217	1,336,706
Accumulated depreciation				(850,474)	(783,304)
				$508,743	$553,402

	September 30, 2017	December 31, 2016
Other noncurrent assets:
Deferred compensation plan	$19,875	$18,772
Deferred income taxes	418	120
Other	5,304	5,512
	$25,597	$24,404

	September 30, 2017	December 31, 2016
Accrued liabilities:
Accrued compensation	$22,540	$23,131
Insurance liabilities	7,734	8,099
Accrued taxes, other than income taxes	7,099	2,461
Accrued leasehold restoration liability	831	766
Accrued product warranty reserves	743	1,113
Accrued commissions	1,514	1,305
Accrued claims	1,288	1,578
Other	5,883	6,880
	$47,632	$45,333

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

4.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $70.3 million at December 31, 2016 to $56.8 million at September 30, 2017, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the nine months ended September 30, 2017 and 2016, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. As of September 30, 2017, the exchange rates for the British pound and the Brazilian real compared to the U.S. dollar strengthened by 8% and 3%, respectively, compared to the exchange rates at December 31, 2016, contributing to other comprehensive income of $13.5 million reported for the nine months ended September 30, 2017. During the first nine months of 2016, the exchange rates for the British pound weakened by 12% compared to the U.S. dollar, while the Brazilian real strengthened by 22% compared to the U.S. dollar during the same period, contributing to other comprehensive loss of $12.5 million.

5.	Net Loss Per Share

The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerators:
Net loss from continuing operations	$(15,031)	$(10,818)	$(46,955)	$(35,759)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share from continuing operations	(15,031)	(10,818)	(46,955)	(35,759)
Net loss from discontinued operations, net of tax	—	—	—	(4)
Numerator for basic net loss per share attributable to Oil States	(15,031)	(10,818)	(46,955)	(35,763)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share attributable to Oil States	$(15,031)	$(10,818)	$(46,955)	$(35,763)

Denominators:
Weighted average number of common shares outstanding	51,089	51,354	51,310	51,287
Less: Weighted average number of unvested restricted stock awards outstanding	(1,111)	(1,132)	(1,120)	(1,129)
Denominator for basic net loss per share attributable to Oil States	49,978	50,222	50,190	50,158
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Assumed exercise of stock options	—	—	—	—
	—	—	—	—
Denominator for diluted net loss per share attributable to Oil States	49,978	50,222	50,190	50,158

Basic net loss per share attributable to Oil States from:
Continuing operations	$(0.30)	$(0.22)	$(0.94)	$(0.71)
Discontinued operations	—	—	—	—
Net loss	$(0.30)	$(0.22)	$(0.94)	$(0.71)

Diluted net loss per share attributable to Oil States from:
Continuing operations	$(0.30)	$(0.22)	$(0.94)	$(0.71)
Discontinued operations	—	—	—	—
Net loss	$(0.30)	$(0.22)	$(0.94)	$(0.71)

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of diluted net loss per share for the three and nine months ended September 30, 2017 excluded 701 thousand shares and 712 thousand shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2016 excluded 745 thousand shares and 755 thousand shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

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

Changes in the carrying amount of goodwill for the nine month period ended September 30, 2017 were as follows (in thousands):

	Well Site Services
	Completion Services	Drilling Services	Subtotal	Offshore / Manufactured Products	Total
Balance as of December 31, 2016
Goodwill	$199,278	$22,767	$222,045	$158,619	$380,664
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	(117,295)
	104,750	—	104,750	158,619	263,369
Goodwill acquired	—	—	—	4,698	4,698
Foreign currency translation	353	—	353	497	850
Balance as of September 30, 2017	$105,103	$—	$105,103	$163,814	$268,917

Balance as of September 30, 2017
Goodwill	$199,631	$22,767	$222,398	$163,814	$386,212
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	(117,295)
	$105,103	$—	$105,103	$163,814	$268,917

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

7.	Long-term Debt

As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility(1)	$14,260	$40,230
Capital lease obligations and other debt	5,293	5,696
Total debt	19,553	45,926
Less: Current portion	(492)	(538)
Total long-term debt and capitalized leases	$19,061	$45,388

(1)	Amounts presented are net of $1.4 million and $2.0 million, respectively, of unamortized debt issuance costs.

Revolving Credit Facility

The Company has a $600 million senior secured revolving credit facility (the “Revolving Credit Facility”) with an option to increase the maximum borrowings to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. As of September 30, 2017, we had $15.6 million outstanding under the Credit Agreement (as defined below) and an additional $21.6 million of outstanding letters of credit, leaving $146.5 million available to be drawn under the Revolving Credit Facility. As of September 30, 2017, amounts available to be drawn under the Revolving Credit Facility plus cash and cash equivalents totaled $212.4 million. The total amount available to be drawn was less than the lender commitments as of September 30, 2017, due to the maximum leverage ratio covenant in the Credit Agreement which serves to limit borrowings. We expect our availability to continue to be limited by the maximum leverage ratio covenant during the remainder of 2017 and into 2018 based upon our forecast of our trailing twelve-month EBITDA (as defined in the Credit Agreement and further discussed below).

The Revolving Credit Facility is governed by a Credit Agreement dated as of May 28, 2014, as amended, (the “Credit Agreement”) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, and Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA. During the first nine months of 2017, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first nine months of 2017. The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of September 30, 2017, we were in compliance with our debt covenants.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	Changes in Common Stock Outstanding

Shares of common stock outstanding – December 31, 2016	51,374,361
Restricted stock awards, net of forfeitures	425,386
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(148,536)
Purchase of treasury stock	(561,765)
Shares of common stock outstanding – September 30, 2017	51,089,446

On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018. During the first nine months of 2017, the Company repurchased 562 thousand shares of common stock under the program at a total cost of $16.3 million. The amount remaining under our share repurchase authorization as of September 30, 2017 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

10.	Stock-based Compensation

The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the nine months ended September 30, 2017.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding at December 31, 2016	715,095	1,140,489	157,925
Granted	—	475,432	74,758
Restricted stock awards vested	—	(466,304)	—
Forfeited	(21,818)	(50,046)	—
Outstanding at September 30, 2017	693,277	1,099,571	232,683
Weighted average grant date fair value (2017 awards)	$—	$39.50	$62.66

The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. The service-based restricted stock awards generally vest on a straight-line basis over their term, which is generally three to four years. The number of performance-based restricted shares ultimately issued under the program is dependent upon our achievement of a predefined specific performance measures generally measured over a three-year period. In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for the 2017 and 2016 awards is relative total stockholder return compared to our peer group of companies while the performance measure specified for the 2015 awards was average after-tax return on invested capital. Currently, it is unlikely that the 2015 performance measure threshold will be met which would result in a performance award forfeiture of approximately 80 thousand units in the fourth quarter of 2017.

Stock-based compensation pre-tax expense recognized in the three-month periods ended September 30, 2017 and 2016 totaled $6.1 million and $5.4 million, respectively. Stock-based compensation pre-tax expense recognized in the nine month periods ended September 30, 2017 and 2016 totaled $17.1 million and $15.9 million, respectively. As of September 30, 2017, there was $33.7 million of pre-tax compensation costs related to service-based and performance-based stock awards and unvested stock options, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

11.	Income Taxes

The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three and nine months ended September 30, 2017 was an income tax benefit of $4.0 million, or 21.1% of pre-tax losses, and $15.7 million, or 25.1% of pre-tax losses, respectively. This compares to an income tax benefit of $6.0 million, or 35.8% of pre-tax losses, and $20.5 million, or 36.4% of pre-tax losses, respectively, for the three and nine months ended September 30, 2016. The lower effective tax rate benefit in the first nine months of 2017 was primarily attributable to a shift in the mix between domestic pre-tax losses and foreign pre-tax income compared to the prior-year period, additional valuation allowances provided against net operating losses in certain domestic and foreign jurisdictions, and incremental tax expense related to our decision to carryback certain U.S. net operating losses discussed below.

During the third quarter of 2017, the Company decided to carryback 2016 and 2017 U.S. net operating losses to prior years. The Company plans to file carryback claims against prior year U.S. federal income tax returns and has recorded related income taxes receivable totaling $16.6 million. Such amounts have been classified within prepaid expenses and other current assets as of September 30, 2017. The effect of the carryback will result in the loss of certain previously claimed tax deductions. As a result, the Company recorded a discrete tax charge of $1.0 million in the third quarter of 2017, thereby reducing the effective tax rate benefit.

The Company records a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of available positive and negative evidence, including losses incurred in recent years, reversals of temporary differences, forecasts of future income, assessment of future business assumptions and tax planning strategies. During 2016 and the first nine months of 2017, we recorded valuation allowances with respect to net operating loss carryforwards of certain of our domestic and foreign operations. Future increases in our valuation allowances are possible if our estimates and assumptions (particularly as they relate to our forecasts) are revised such that they reduce estimates of future taxable income during the carryforward period.

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

Our Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services as well as land drilling services. Our Completion Services operations provide solutions to our customers using our completion tools and highly-trained personnel throughout our service offerings which include: wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in West Texas and the Rocky Mountain region of the United States.

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

Financial information by business segment for the three and nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands).

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in losses of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2017
Well Site Services –
Completion Services	$61,015	$15,679	$(9,933)	$—	$2,447	$427,207
Drilling Services	16,162	4,454	(3,235)	—	1,693	74,991
Total Well Site Services	77,177	20,133	(13,168)	—	4,140	502,198
Offshore/Manufactured Products	86,871	6,404	7,334	(33)	2,846	782,651
Corporate	—	251	(12,349)	—	54	44,506
Total	$164,048	$26,788	$(18,183)	$(33)	$7,040	$1,329,355

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in losses of unconsolidated affiliates	Capital expenditures	Total assets
Three months ended September 30, 2016
Well Site Services –
Completion Services	$38,975	$17,230	$(20,450)	$—	$2,365	$475,139
Drilling Services	7,375	5,629	(5,641)	—	249	82,683
Total Well Site Services	46,350	22,859	(26,091)	—	2,614	557,822
Offshore/Manufactured Products	132,656	6,712	22,867	(77)	2,502	851,819
Corporate	—	277	(12,402)	—	379	25,486
Total	$179,006	$29,848	$(15,626)	$(77)	$5,495	$1,435,127

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in losses of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2017
Well Site Services –
Completion Services	$167,577	$48,400	$(38,960)	$—	$8,560	$427,207
Drilling Services	39,120	14,283	(11,239)	—	2,800	74,991
Total Well Site Services	206,697	62,683	(50,199)	—	11,360	502,198
Offshore/Manufactured Products	280,220	19,091	27,460	(62)	8,775	782,651
Corporate	—	778	(37,274)	—	196	44,506
Total	$486,917	$82,552	$(60,013)	$(62)	$20,331	$1,329,355

	Revenues	Depreciation and amortization	Operating (loss) income	Equity in losses of unconsolidated affiliates	Capital expenditures	Total assets
Nine months ended September 30, 2016
Well Site Services –
Completion Services	$116,748	$52,789	$(66,251)	$—	$9,032	$475,139
Drilling Services	14,016	18,053	(19,697)	—	748	82,683
Total Well Site Services	130,764	70,842	(85,948)	—	9,780	557,822
Offshore/Manufactured Products	393,746	17,977	67,854	(196)	13,476	851,819
Corporate	—	847	(34,798)	—	637	25,486
Total	$524,510	$89,666	$(52,892)	$(196)	$23,893	$1,435,127

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The Company has one customer whose revenue individually represented 16% and 15% of the Company’s consolidated product and service revenue for the three and nine months ended September 30, 2017, respectively, and whose receivables individually represented 12% of the Company’s consolidated total accounts receivable as of September 30, 2017.

The following table provides supplemental revenue information for the Offshore/Manufactured Products segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Project-driven products	$22,698	$76,541	$89,615	$234,440
Short-cycle products	37,781	23,766	110,872	63,033
Other products and services	26,392	32,349	79,733	96,273
	$86,871	$132,656	$280,220	$393,746

13.	Commitments and Contingencies

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

You can typically identify “forward-looking statements” by the use of forward-looking words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast,” “proposed,” “should,” “seek,” and other similar words. Such statements may relate to our future financial position, budgets, capital expenditures, projected costs, plans and objectives of management for future operations and possible future strategic transactions. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.

In any forward-looking statement where we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:

•	the level of supply of and demand for oil and natural gas;

•	fluctuations in the current and future prices of oil and natural gas;

•	the cyclical nature of the oil and gas industry;

•	the level of exploration, drilling and completion activity;

•	the financial health of our customers;

•	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling;

•	the level of offshore oil and natural gas developmental activities;

•	general global economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and pricing;

•	global weather conditions and natural disasters;

•	changes in tax laws and regulations;

•	impact of environmental matters, including future environmental regulations;

•	our ability to find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceeding;

•	fluctuations in currency exchange rates;

•	the availability and cost of capital; and

•	the other factors identified in “Part I, Item 1A. Risk Factors” in our 2016 Form 10-K.

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

Our consolidated results of operations reflect current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. In addition, investments in deepwater markets globally have slowed since the start of the recent industry downturn in 2014.

A severe industry downturn started in the second half of 2014 and continued into 2017, driven by global economic uncertainties and high levels of global oil production. As shown in the table that follows, significant downward crude oil price volatility began in late 2014 with Intercontinental Exchange Brent (“Brent”) crude oil declining from an average of $102 per barrel in the third quarter of 2014 to an average of $34 per barrel in the first quarter of 2016 (a level last seen in 2004). The sustained material decrease in crude oil prices relative to 2014 is primarily attributable to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other currencies, and increased production by the Organization of Petroleum Exporting Countries (“OPEC”). OPEC demonstrated, throughout 2015 and through November of 2016 an unwillingness to modify production levels, as it had done in previous years, in an effort to protect its market share. These production increases were partially offset by growth in global crude oil demand. The combination of these factors caused a global supply and demand imbalance for crude oil which, along with concerns regarding the potential effects on energy demand stemming from the diminished growth outlook in China and other emerging markets, and supply increases related to the lifting of sanctions against Iran, resulted in materially lower crude oil prices. Non-OPEC production, particularly in the United States, began to decline in 2015 due to substantially reduced investment in drilling and completion activity triggered by lower crude oil prices leading to some recovery in crude oil prices in late 2016 and early 2017 relative to the crude oil price lows experienced in early 2016. On November 30, 2016, OPEC agreed to production cuts which should, over time, if the cuts are adhered to, result in further reductions in global crude oil inventories and a more favorable commodity price environment. In May 2017, OPEC agreed to extend these production cuts to March 2018. Brent crude oil prices averaged $52 per barrel in the third quarter of 2017, which is 14% above the third quarter 2016 average of $46 per barrel and up 5% from the average in the second quarter of 2017. Similarly, the average price of West Texas Intermediate (“WTI”) was $48 per barrel in the third quarter of 2017, up 7% from the third quarter 2016 average of $45 per barrel but unchanged on a sequential quarter basis. The year-over-year improvement in oil prices was driven by the belief that OPEC and Russia, its key ally in the effort to stabilize the global crude oil market, would be successful in cutting their production. However, improvements in crude oil prices rapidly translated into increased drilling activity in U.S. shale play developments in areas such as the Permian Basin, which is leading to higher domestic production. This increased shale driven activity has pressured crude oil prices again with the average WTI price per barrel over the second and third quarters of 2017 declining 7% from the first quarter 2017 average. Further, WTI crude oil is currently trading at an approximate $6 per barrel discount to Brent crude oil, as shown below. Spending in these regions, which began to improve in the second half of 2016 in response to higher crude oil prices, has positively influenced the overall drilling and completion activity in these regions and, therefore, the activity of our Well Site Services segment as well as for short-cycle products within our Offshore/Manufactured Products segment in 2017. Expectations with respect to the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.

Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain at their current levels or deteriorate further due to relatively high levels of global inventories, increasing domestic crude oil production, slowing growth rates in various global regions, use of alternatives, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase in the United States, India and China, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon a rebalancing of global supply and demand, with a corresponding reduction in global inventories, the timing of which is difficult to predict. If commodity prices do not improve, or decline further, demand for our products and services could continue to be weak or could decline further.

Natural gas prices improved slightly over the past year from an average of $2.88 per mmBtu in the third quarter of 2016 to an average of $2.95 per mmBtu during the third quarter of 2017. Customer spending in the natural gas shale plays has been limited due to associated natural gas being produced from unconventional oil wells in North America. If natural gas production growth surpasses demand growth in the United States, and/or if the supply of natural gas were to increase, whether from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period of time and could result in fewer rigs drilling for natural gas.

Recent WTI crude oil, Brent crude and natural gas pricing trends are as follows:

	Average Price(1) for quarter ended
Year	March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2017	$51.62	$48.14	$48.18
2016	$33.35	$45.46	$44.85	$49.14
2015	$48.49	$57.85	$46.49	$41.94
2014	$98.68	$103.35	$97.87	$73.21
Brent Crude (per bbl)
2017	$53.59	$49.59	$52.10
2016	$33.84	$45.57	$45.80	$49.11
2015	$53.98	$61.65	$50.44	$43.56
2014	$108.14	$109.69	$101.90	$76.43
Henry Hub Natural Gas (per mmBtu)
2017	$3.02	$3.08	$2.95
2016	$1.99	$2.15	$2.88	$3.04
2015	$2.90	$2.75	$2.76	$2.12
2014	$5.18	$4.61	$3.96	$3.78

(1)
Source: U.S. Energy Information Administration (“EIA”). As of October 23, 2017, WTI crude oil, Brent crude oil and natural gas traded at approximately $51.91 per barrel, $57.69 per barrel and $2.95 per mmBtu, respectively.

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

Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipeline infrastructure, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as “project-driven product revenue”). As a result, this segment has historically been particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. As a result, such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies (“IOCs”) and state-run national oil companies (“NOCs”)) using relatively conservative crude oil and natural gas pricing assumptions. We believe some of these deepwater projects once approved for development are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas given longer lead times associated with field development. However, the decline in crude oil prices that began in 2014 and continued into 2017, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. However, a few development projects have been sanctioned in the first nine months of 2017 due to re-engineering of the projects and lower development costs, which led to an improvement in final investment decisions (“FIDs”) on these projects from the previous two years. Our bookings have declined, leading to substantially reduced backlog in 2017 relative to recent years. As a result, this segment’s project-driven revenue declined 62% from the first nine months of 2016 and accounted for only 32% of the segment’s total revenue in the first nine months of 2017. Shorter-cycle manufactured products sold primarily to the land-based completions market are impacted by near-term fluctuations in commodity prices. For the nine months ended September 30, 2017, sales of these shorter-cycle products (such as valves and elastomer products) for this segment increased 76% over the level reported in the same period last year due to the significant increase in U.S. land-based drilling and completion activity.

Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2014. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a much slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $199 million at December 31, 2016. With a book-to-bill ratio of 1.0x for the first nine months of 2017, our backlog totaled $198 million at September 30, 2017. The following table sets forth backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31	Year Average(1)
2017	$204	$202	$198		$202
2016	$306	$268	$203	$199	$269
2015	$474	$409	$394	$340	$435
2014	$578	$599	$543	$490	$564

(1)	Average is computed based on month end backlog amounts for the respective nine-month and twelve-month periods.

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

Demand for our Completion Services and Drilling Services businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells drilled, total footage, and the number of drilled wells that are completed. The following table sets forth a summary of the average North American drilling rig count, as measured by Baker Hughes (a GE company), for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Land – Oil	742	375	671	370
U.S. Land – Natural gas and other	182	87	167	90
U.S. Offshore	22	18	23	23
Total United States	946	480	861	483
Canada	208	121	207	112
Total North America	1,154	601	1,068	595

The average North American rig count for the nine months ended September 30, 2017 increased 473 rigs, or 79%, compared to the nine months ended September 30, 2016, in response to the increase in crude oil prices discussed above.

Over recent years, our industry experienced a shift in customer spending from natural gas exploration and development to crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. The U.S. natural gas-related working rig count declined from approximately 810 rigs at the beginning of 2012 to 81 rigs in August of 2016, a more than 29 year low. According to rig count data published by Baker Hughes (a GE company), the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to much lower crude oil prices, totaling 750 rigs as of September 30, 2017 (with the U.S. oil rig count having troughed at 316 rigs in May 2016, which was the lowest oil rig count during this current cyclical downturn). As of September 30, 2017, oil-directed drilling accounted for 80% of the total U.S. rig count – with the balance natural gas related. The total U.S. rig count has increased 536 rigs, or 133%, since troughing in May of 2016, largely due to improved crude oil prices, decreased service costs and improved technologies applied in the shale play regions of the United States.

Exacerbating the steep declines in drilling activity experienced in 2015 and 2016, many of our exploration and production customers deferred well completions. These deferred completions are referred to in the industry as drilled but uncompleted wells (or “DUCs”). Given our Well Site Services segment’s exposure to the level of completion activity, an increase in the number of DUCs will have a short-term negative impact on our results of operations relative to the rig count trends but over the longer-term should have a positive impact on the segment’s results as the wells are completed.

Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the current pricing environment for crude oil and natural gas does not improve, or declines further, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position. Our customers have experienced a significant decline in their revenues and cash flows due to the commodity price declines, with many experiencing a significant reduction in liquidity. Several exploration and production companies declared bankruptcy during 2015 and 2016, or had to exchange equity for the forgiveness of debt, and others were forced to sell assets in an effort to preserve liquidity. However, over the past twelve months, access to capital and debt markets have improved for certain of these customers.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Consolidated Results of Operations

We manage and measure our business performance in two distinct operating segments: Well Site Services and Offshore/Manufactured Products. Selected financial information by business segment for the three and nine months ended September 30, 2017 and 2016 is summarized below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2017	2016	$	%	2017	2016	$	%
Revenues
Well Site Services -
Completion Services	$61,015	$38,975	$22,040	57%	$167,577	$116,748	$50,829	44%
Drilling Services	16,162	7,375	8,787	119%	39,120	14,016	25,104	179%
Total Well Site Services	77,177	46,350	30,827	67%	206,697	130,764	75,933	58%
Offshore/Manufactured Products -
Project-driven products	22,698	76,541	(53,843)	(70)%	89,615	234,440	(144,825)	(62)%
Short-cycle products	37,781	23,766	14,015	59%	110,872	63,033	47,839	76%
Other products and services	26,392	32,349	(5,957)	(18)%	79,733	96,273	(16,540)	(17)%
Total Offshore/Manufactured Products	86,871	132,656	(45,785)	(35)%	280,220	393,746	(113,526)	(29)%
Total	$164,048	$179,006	$(14,958)	(8)%	$486,917	$524,510	$(37,593)	(7)%

Product and service costs
Well Site Services -
Completion Services	$51,584	$36,871	$14,713	40%	$146,833	$111,701	$35,132	31%
Drilling Services	14,521	6,992	7,529	108%	34,755	14,368	20,387	142%
Total Well Site Services	66,105	43,863	22,242	51%	181,588	126,069	55,519	44%
Offshore/Manufactured Products	63,084	91,903	(28,819)	(31)%	198,361	274,912	(76,551)	(28)%
Total	$129,189	$135,766	$(6,577)	(5)%	$379,949	$400,981	$(21,032)	(5)%

Gross profit (loss)(1)
Well Site Services -
Completion Services	$9,432	$2,104	$7,328	348%	$20,744	$5,047	$15,697	311%
Drilling Services	1,640	383	1,257	328%	4,365	(352)	4,717	n.m.
Total Well Site Services	11,072	2,487	8,585	345%	25,109	4,695	20,414	435%
Offshore/Manufactured Products	23,787	40,754	(16,967)	(42)%	81,859	118,835	(36,976)	(31)%
Total	$34,859	$43,241	$(8,382)	(19)%	$106,968	$123,530	$(16,562)	(13)%

Gross profit (loss) as a percentage of revenues(1)
Well Site Services -
Completion Services	15%	5%	12%	4%
Drilling Services	10%	5%	11%	(3)%
Total Well Site Services	14%	5%	12%	4%
Offshore/Manufactured Products	27%	31%	29%	30%
Total	21%	24%	22%	24%

(1)
Gross profit (loss) is computed by deducting product and service costs from revenues, and excludes depreciation expense. Gross profit (loss) as a percentage of revenues is also referred to herein as gross margin.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We reported a net loss for the three months ended September 30, 2017 of $15.0 million, or $0.30 per diluted share, which included $0.4 million ($0.3 million after-tax, or $0.01 per diluted share) of severance and other downsizing charges and $1.0 million ($0.02 per diluted share) of additional tax expense related to the decision to carryback net operating losses incurred in 2016 against taxable income reported in 2014. Excluding these third quarter 2017 charges, the net loss would have been $13.7 million, or $0.27 per diluted share. These results compare to a net loss for the three months ended September 30, 2016 of $10.8 million, or $0.22 per diluted share, which included $2.0 million ($1.3 million after-tax, or $0.03 per diluted share) of severance and other downsizing charges. Excluding these third quarter 2016 charges, the net loss from continuing operations would have been $9.5 million, or $0.19 per diluted share.

The Company’s third quarter 2017 consolidated results of operations were adversely affected by Hurricane Harvey which caused widespread damage and logistical challenges in Houston and the surrounding region where we operate five manufacturing facilities and employ about 500 individuals. The Company was impacted by lower revenues and under-absorption of manufacturing facility costs primarily in its Offshore/Manufactured Products segment but also suffered some field-level downtime due to employee dislocations resulting from the storm. One of the Company's Houston facilities experienced significant flooding and is not yet operational but was fully insured. Project work in that facility has been shifted to other manufacturing locations to meet customer delivery requirements.

Our consolidated results of operations also reflect current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. In addition, investments in deepwater markets globally have slowed since the start of the recent industry downturn in 2014.

Revenues. Consolidated revenues in the third quarter of 2017 decreased $15.0 million, or 8%, from the third quarter of 2016 due to declines in our Offshore/Manufactured Products segment, which were partially offset by improvements in our Well Site Services segment. In the third quarter of 2017, over 55% of consolidated revenues were driven by U.S. shale play activity.

Our Well Site Services segment revenues increased $30.8 million, or 67%, in the third quarter of 2017 from the prior-year quarter due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues increased $22.0 million, or 57%, in the third quarter of 2017 compared to the third quarter of 2016, with the impact of a higher commodity price environment and lower overall service costs driving increased U.S. land-based activity, partially offset by the timing of customer activity in certain international markets. The number of Completion Services job tickets in the third quarter of 2017 increased 31% over the prior-year period and revenue per Completion Services job increased 20% year-over-year as a result of increased completions activity and a more favorable job mix. Our Drilling Services revenues increased $8.8 million, or 119%, to $16.2 million in the third quarter of 2017 from the third quarter of 2016 primarily as a result of increased utilization of our land drilling rigs from an average of 15% during the third quarter of 2016 to an average of 34% in the third quarter of 2017 coupled with increased dayrates.

Our Offshore/Manufactured Products segment revenues decreased $45.8 million, or 35%, in the third quarter of 2017 compared to the third quarter of 2016 primarily as a result of a decline in demand for deepwater project-driven products (including subsea pipeline infrastructure, offshore production and drilling products), lower levels of service activities and a backlog position that has trended lower since mid-2014. These deepwater project-driven revenue declines were partially offset by increases in sales of our short-cycle products, which increased 59% year-over-year. Shorter-cycle products, such as elastomers and valves, have benefited from increased land-based drilling and completion activity in the United States. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace. Reflecting the impact of customer delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $340 million at December 31, 2015 to $199 million at December 31, 2016. With a book to bill ratio of 1.0x in the first nine months of 2017, our backlog remained relatively flat at $198 million as of September 30, 2017.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $6.6 million, or 5%, in the third quarter of 2017 compared to the third quarter of 2016 as a result of decreased cost of sales and services at our Offshore/Manufactured Products segment of $28.8 million, or 31%, which was partially offset by a $22.2 million, or 51%, increase in cost of services at our Well Site Services segment. Consolidated gross profit as a percentage of revenues decreased from 24% in the third quarter of 2016 to 21% in the third quarter of 2017, with gross margin expansion within our Well Site Services segment offset by the impact of a significant reduction in sales of project-driven products in our Offshore/Manufactured Products segment.

Our Well Site Services segment cost of services increased $22.2 million, or 51%, in the third quarter of 2017 compared to the third quarter of 2016 as a result of a $14.7 million, or 40%, increase in Completion Services cost of services and a $7.5 million, or 108%, increase in costs in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States. Costs increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during the current year. Our Well Site Services segment gross profit as a percentage of revenues improved from 5% in the third quarter of 2016 to 14% in the third quarter of 2017. Our Completion Services gross profit as a percentage of revenues increased from 5% in the third quarter of 2016 to 15% in the third quarter of 2017 primarily due to the significant increase in revenue levels. Our Drilling Services gross profit as a percentage of revenues improved from 5% in the third quarter of 2016 to 10% in the third quarter of 2017, primarily due to increased rig utilization and cost absorption.

Our Offshore/Manufactured Products segment cost of sales decreased $28.8 million, or 31%, in the third quarter of 2017 compared to the third quarter of 2016 reflecting the decrease in project-driven activity. Gross profit as a percentage of revenues decreased from 31% in the third quarter of 2016 to 27% in the third quarter of 2017 driven primarily by the reported 70% decline in sales of project-driven products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million, or 12%, in the third quarter of 2017 from the prior-year quarter reflecting the impact of 2016 cost reduction measures, lower incentive compensation accruals and reduced employee severance-related charges in the third quarter of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.1 million, or 10%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to certain assets becoming fully depreciated and overall lower levels of capital expenditures.

Other Operating (Income) Expense, Net. Other operating income declined from $1.4 million in the third quarter of 2016 to $0.6 million in the third quarter of 2017, primarily due to the impact of lower foreign currency exchange gains recognized in the current-year period.

Operating Loss. Our consolidated operating loss increased from $15.6 million in the third quarter of 2016 to $18.2 million in the third quarter of 2017 primarily as a result of a decrease in operating income from our Offshore/Manufactured Products segment of $15.5 million due to a continued decline in offshore-related activity, offset by a decrease in operating loss of $12.9 million from our Well Site Services segment. Corporate expenses were $12.3 million in the third quarter of 2017, flat with the prior-year period.

Interest Expense and Interest Income. Net interest expense decreased $0.2 million, or 14%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to a reduction in amounts outstanding under the Revolving Credit Facility (defined below) partially offset by higher unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 5.6% in the third quarter of 2016 to 14.0% in the third quarter of 2017 due to an increased proportion of interest expense associated with unused commitment fees, lower average borrowings outstanding under the Revolving Credit Facility and non-cash amortization of debt issuance costs.

Income Tax Benefit. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended September 30, 2017 was an income tax benefit of $4.0 million, or 21% of pre-tax losses, compared to an income tax benefit of $6.0 million, or 36% of pre-tax losses for the three months ended September 30, 2016. The lower effective tax rate benefit in the third quarter of 2017 was primarily attributable to a shift in the mix between domestic pre-tax losses and foreign pre-tax income compared to the prior-year period, additional valuation allowances provided against net operating losses in certain domestic and foreign jurisdictions and incremental tax expense related to the decision to carryback 2016 net operating losses.

Other Comprehensive Income (Loss). Other comprehensive income was $4.9 million in the third quarter of 2017 compared to a loss of $5.2 million in the third quarter of 2016 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended September 30, 2017 and 2016, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2017, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the third quarter of 2016, when the exchange rates for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. The British pound was impacted by the United Kingdom’s vote to exit the European Union in late June 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

We reported a net loss for the nine months ended September 30, 2017 of $47.0 million, or $0.94 per diluted share, which included $2.0 million ($1.5 million after-tax, or $0.03 per diluted share) of severance and other downsizing charges and $1.0 million ($0.02 per diluted share) of additional tax expense related to the decision to carryback net operating losses incurred in 2016 against taxable income reported in 2014. Excluding these charges in the first nine months of 2017, the net loss would have been $44.5 million, or $0.89 per diluted share. These results compare to a net loss of $35.8 million, or $0.71 per diluted share for the nine months ended September 30, 2016, which included $4.6 million ($3.0 million after-tax, or $0.06 per diluted share) of severance and other downsizing charges. Excluding these charges in the first nine months of 2016, the net loss would have been $32.8 million, or $0.65 per diluted share.

During the third quarter of 2017, the Company’s consolidated results of operations were adversely affected by Hurricane Harvey which caused widespread damage and logistical challenges in Houston and the surrounding region where we operate five manufacturing facilities and employ about 500 individuals. The Company was impacted by lower revenues and under-absorption of manufacturing facility costs primarily in its Offshore/Manufactured Products segment but also suffered some field-level downtime due to employee dislocations resulting from the storm. One of the Company's Houston facilities experienced significant flooding and is not yet operational but was fully insured. Project work in that facility has been shifted to other manufacturing locations to meet customer delivery requirements.

Our consolidated results of operations also reflect current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. In addition, investments in deepwater markets globally have slowed since the start of the recent industry downturn in 2014.

Revenues. Consolidated revenues in the first nine months of 2017 decreased $37.6 million, or 7%, from the first nine months of 2016 due to declines in our Offshore/Manufactured Products segment, partially offset by improvements in our Well Site Services segment. In the first nine months of 2017, over 50% of consolidated revenues were driven by U.S. shale play activity.

Our Well Site Services segment revenues increased $75.9 million, or 58%, in the first nine months of 2017 compared to the prior-year period due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues increased $50.8 million, or 44%, in the first nine months of 2017 compared to the first nine months of 2016, with the impact of a higher commodity price environment and lower service costs driving increased U.S. land-based activity, partially offset by the timing of customer activity in certain international markets. The number of Completion Services job tickets in the first nine months of 2017 increased 23% over the prior-year period and revenue per Completion Services job increased 17% year-over-year as a result of increased completions activity, a more favorable job mix and improved pricing. Our Drilling Services revenues increased $25.1 million, or 179%, to $39.1 million in the first nine months of 2017 from the first nine months of 2016 due to higher utilization of our land drilling rigs, which increased from an average of 10% during the first nine months of 2016 to an average of 28% in the first nine months of 2017.

Our Offshore/Manufactured Products segment revenues decreased $113.5 million, or 29%, in the first nine months of 2017 compared to the first nine months of 2016 primarily as a result of a decline in demand for deepwater project-driven products (primarily subsea pipeline infrastructure, offshore production and drilling products), lower levels of service activities and a backlog position that has trended lower since mid-2014. These deepwater project-driven revenue declines were partially offset by a 76% increase in sales of our short-cycle products. Shorter-cycle products, such as elastomers and valves, have benefited from increased land-based drilling and completion activity in the United States. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace. Reflecting the impact of customer delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $340 million at December 31, 2015 to $199 million at December 31, 2016. With a book-to-bill ratio of 1.0x in the first nine months of 2017, our backlog remained relatively flat at $198 million as of September 30, 2017.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $21.0 million, or 5%, in the first nine months of 2017 compared to the first nine months of 2016 as a result of decreased cost of sales and services at our Offshore/Manufactured Products segment of $76.6 million, or 28%, which was partially offset by a $55.5 million, or 44%, increase in cost of services at our Well Site Services segment. Consolidated gross profit as a percentage of revenues decreased from 24% in the first nine months of 2016 to 22% in the first nine months of 2017 with gross margin expansion within our Well Site Services segment offset by the impact of a significant reduction in sales of project-driven products in our Offshore/Manufactured Products segment.

Our Well Site Services segment cost of services increased $55.5 million, or 44%, in the first nine months of 2017 compared to the first nine months of 2016 as a result of a $35.1 million, or 31%, increase in Completion Services cost of services and a $20.4 million, or 142%, increase in service costs in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States. Costs increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during the nine months of 2017. Our Well Site Services segment gross profit as a percentage of revenues increased from 4% in the first nine months of 2016 to 12% in the first nine months of 2017. Our Completion Services gross profit as a percentage of revenues increased from 4% in the first nine months of 2016 to 12% in the first nine months of 2017 primarily due to the increase in revenues. Our Drilling Services gross profit as a percentage of revenues improved from (3)% in the first nine months of 2016 to 11% in the first nine months of 2017 primarily due to increased rig utilization and cost absorption.

Our Offshore/Manufactured Products segment cost of sales decreased $76.6 million, or 28%, in the first nine months of 2017 compared to the first nine months of 2016 reflecting the decrease in project-driven revenues. Gross profit as a percentage of revenues decreased from 30% in the first nine months of 2016 to 29% in the first nine months of 2017, due primarily to the reported 62% decline in sales of project-driven products, which was partially offset by a 76% increase in sales of short-cycle products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.8 million, or 7%, in the first nine months of 2017 from the prior-year period primarily due to the impact of 2016 cost reduction initiatives and lower employee severance-related charges in the first nine months of 2017, partially offset by higher incentive compensation accruals.

Depreciation and Amortization. Depreciation and amortization expense decreased $7.1 million, or 8%, in the first nine months of 2017 compared to the first nine months of 2016 primarily due to certain assets becoming fully depreciated coupled with overall lower levels of capital expenditures.

Other Operating (Income) Expense, Net. Other operating (income) expense, net moved from other operating income of $4.1 million in the first nine months of 2016 to other operating expense of $0.4 million in the first nine months of 2017, reflecting primarily the impact of foreign currency exchange gains or losses recognized in the respective periods.

Operating Loss. Our consolidated operating loss increased from $52.9 million in the first nine months of 2016 to $60.0 million in the first nine months of 2017 primarily as a result of a decrease in operating income from our Offshore/Manufactured Products segment of $40.4 million due to a continued decline in offshore-related activity, partially offset by a decreased operating loss of $35.7 million from our Well Site Services segment. Corporate expenses were $37.3 million in the first nine months of 2017, an increase of $2.5 million from the prior-year period due primarily to higher incentive compensation accruals and increased stock-based compensation expense.

Interest Expense and Interest Income. Net interest expense decreased $0.7 million, or 18%, in the first nine months of 2017 compared to the first nine months of 2016 primarily due to a reduction in amounts outstanding under the Revolving Credit Facility partially offset by higher unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 5.6% in the first nine months of 2016 to 14.5% in the first nine months of 2017 due to an increased proportion of interest expense associated with unused commitment fees, lower average borrowings outstanding under the Revolving Credit Facility and non-cash amortization of debt issuance costs.

Income Tax Benefit. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the nine months ended September 30, 2017 was an income tax benefit of $15.7 million, or 25% of pre-tax losses, compared to an income tax benefit of $20.5 million, or 36% of pre-tax losses for the nine months ended September 30, 2016. The lower effective tax rate benefit in the first nine months of 2017 was primarily attributable to a shift in the mix between domestic pre-tax losses and foreign pre-tax income compared to the prior-year period, additional valuation allowances provided against net operating losses in certain domestic and foreign jurisdictions, and incremental tax expense related to the decision to carryback 2016 U.S. net operating losses against 2014 taxable income.

Other Comprehensive Income (Loss). Other comprehensive income was $13.5 million in the first nine months of 2017 compared to a loss of $12.5 million in the first nine months of 2016 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the nine months ended September 30, 2017 and 2016, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2017, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the first nine months of 2016, when exchange rates for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. The British pound was impacted by the United Kingdom’s vote to exit the European Union in late June 2016.

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

Operating Activities

Despite generally weak market conditions, cash flows totaling $76.3 million were provided by continuing operations during the first nine months of 2017 compared to $107.8 million provided by continuing operations during the same period of 2016. During the first nine months of 2017, $25.5 million was provided from net working capital reductions with decreases in accounts receivable and inventories partially offset by the impact of a $17.3 million increase in income taxes receivable. During the first nine months of 2016, $64.6 million was provided from net working capital reductions primarily due to decreases in accounts receivable and inventories.

Investing Activities

Cash used in investing activities during the first nine months of 2017 was $32.7 million compared to $24.4 million used in investing activities during the first nine months of 2016. Capital expenditures totaled $20.3 million and $23.9 million during the first nine months of 2017 and 2016, respectively. During the first nine months of 2017, we also invested $12.9 million within our Offshore/Manufactured Products segment to acquire complementary intellectual property and assets to expand our global crane manufacturing and service operations as well as our riser testing, inspection and repair service offerings.

After considering the $20.3 million invested during the first nine months of 2017, we expect to spend between $30 million and $35 million in total capital expenditures during 2017, which compares to $30 million spent in 2016. Whether planned expenditures will actually be spent in 2017 depends on industry conditions, project approvals and schedules, vendor delivery timing, and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds, and borrowings under the Revolving Credit Facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At September 30, 2017, substantially all of our cash was held by our international subsidiaries. Our intent is to utilize at least a portion of these cash balances for future investment outside of the United States. Approximately $37 million of cash held by our international subsidiaries can be repatriated by us without triggering any incremental tax consequences.

Financing Activities

During the nine months ended September 30, 2017, net cash of $48.6 million was used in financing activities, primarily as a result of repayment of $26.6 million of borrowings under the Revolving Credit Facility and repurchases of our common stock totaling $16.3 million in the second quarter of 2017. This compares to $63.7 million of cash used in financing activities during the nine months ended September 30, 2016, primarily as a result of repaying outstanding debt under the Revolving Credit Facility.

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

Share Repurchase Program. On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018. During the first nine months of 2017, the Company repurchased 562 thousand shares of common stock under the program at a total cost of $16.3 million. The amount remaining under our share repurchase authorization as of September 30, 2017 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Credit Facility. The Company has a $600 million senior secured revolving credit facility (the “Revolving Credit Facility”) with an option to increase the maximum borrowings to $750 million subject to additional lender commitments prior to its maturity on May 28, 2019. As of September 30, 2017, we had $15.6 million in borrowings outstanding under the Credit Agreement (as defined below) and an additional $21.6 million of outstanding letters of credit, leaving $146.5 million available to be drawn under the Revolving Credit Facility. As of September 30, 2017, amounts available to be drawn under the Revolving Credit Facility plus cash and cash equivalents totaled $212.4 million. The total amount available to be drawn was less than the lender commitments as of September 30, 2017, due to the maximum leverage ratio covenant in the Credit Agreement which serves to limit borrowings. We expect our availability to continue to be limited by the maximum leverage ratio covenant during the remainder of 2017 and into 2018 based upon our forecast of our trailing twelve-month EBITDA (as defined in the Credit Agreement and further discussed below).

The Revolving Credit Facility is governed by a Credit Agreement dated as of May 28, 2014, as amended, (the “Credit Agreement”) by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank; Royal Bank of Canada, as Syndication agent; and Compass Bank, as Documentation agent. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus a margin of 1.50% to 2.50%, or at a base rate plus a margin of 0.50% to 1.50%, in each case based on a ratio of the Company’s total leverage to EBITDA. During the first nine months of 2017, our applicable margin over LIBOR was 1.50%. We must also pay a quarterly commitment fee, based on our leverage ratio, on the unused commitments under the Credit Agreement. The unused commitment fee was 0.375% during the first nine months of 2017. Interest expense as a percentage of total debt outstanding increased from 5.6% in the first nine months of 2016 to 14.5% in the first nine months of 2017. The increase in the weighted average interest rate was attributable to an increased proportion of interest expense associated with unused commitment fees, lower average borrowings outstanding under the Revolving Credit Facility and non-cash amortization of debt issuance costs.

The Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.25 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of September 30, 2017, we were in compliance with our debt covenants and expect to continue to be in compliance during the remainder of 2017. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries. Our obligations under the Credit Agreement are guaranteed by our significant domestic subsidiaries.

Under the Credit Agreement, the occurrence of specified change of control events involving our Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

Our total debt represented 1.6% of our combined total debt and stockholders’ equity at September 30, 2017 compared to 3.7% at December 31, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2017, we had floating-rate obligations totaling $15.6 million drawn under the Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2017 levels, our consolidated interest expense would increase by a total of approximately $0.2 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2017, our reported foreign currency exchange losses were $0.6 million and are included in “Other operating (income) expense, net” in the Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of September 30, 2017 and December 31, 2016, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.4 million related to expected cash flows denominated in Euros.

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $70.3 million at December 31, 2016 to $56.8 million at September 30, 2017, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the nine months ended September 30, 2017, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. As of September 30, 2017, the exchange rates for the British pound and the Brazilian real compared to the U.S. dollar strengthened by 8% and 3%, respectively, compared to the exchange rates at December 31, 2016, contributing to other comprehensive income of $13.5 million reported for the nine months ended September 30, 2017.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

The information with respect to this Item 1 is set forth under Note 13, “Commitments and Contingencies.”

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2017	57	$26.55	—	$120,544,560
August 1 through August 31, 2017	4,354	21.52	—	120,544,560
September 1 through September 30, 2017	420	24.45	—	120,544,560
Total	4,831	$21.83	—

(1)
All of the 4,831 shares purchased during the three-month period ended September 30, 2017 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(2)
On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits required to be filed by Item 6. are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	October 27, 2017	By	/s/ LLOYD A. HAJDIK
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