Form 10-K
period 2017-12-31
OIL STATES INTERNATIONAL, INC
filed 2018-02-20
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $1,348,804,523.

As of February 16, 2018, the number of shares of common stock outstanding was 60,062,963.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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

In any forward-looking statement where we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:

•	the level of supply of and demand for oil and natural gas;

•	fluctuations in the current and future prices of oil and natural gas;

•	the cyclical nature of the oil and gas industry;

•	the level of exploration, drilling and completion activity;

•	the financial health of our customers;

•	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling;

•	the level of offshore oil and natural gas developmental activities;

•	general global economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	global weather conditions and natural disasters;

•	changes in tax laws and regulations;

•	impact of environmental matters, including future environmental regulations;

•	our ability to find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceeding;

•	fluctuations in currency exchange rates;

•	the availability and cost of capital;

•
our ability to complete and integrate acquisitions of businesses, including the ability to retain GEODynamics, Inc.'s customers and employees, to successfully integrate GEODynamics, Inc.'s operations, product lines, technology and employees into our operations, and achieve the expected accretion in earnings; and

•	the other factors identified in "Part I, Item 1A. Risk Factors."

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

In addition, in certain places in this Annual Report on Form 10-K, we refer to information and reports published by third parties that purport to describe trends or developments in the energy industry. The Company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the Company’s investors to have a better understanding of the market environment in which the Company operates. However, the Company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

Item 1. Business

Our Company

Oil States International, Inc., through its subsidiaries, is a global oilfield products and services company serving the drilling, completion, subsea, production and infrastructure sectors of the oil and gas industry. Our manufactured products include highly engineered capital equipment as well as products consumed in the drilling, well construction and production of oil and gas. We are also a leading provider of completion services to the industry. Through our recent acquisition of GEODynamics, Inc. ("GEODynamics"), we are a leading researcher, developer and manufacturer of engineered solutions to connect the wellbore with the formation in oil and gas well completions. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service companies. Prior to our acquisition of GEODynamics in January 2018, we operated through two business segments – Offshore/Manufactured Products and Well Site Services – and have established a leadership position in certain of our product or service offerings in each segment. The GEODynamics operations will be reported as a separate business segment beginning in the first quarter of 2018 under the name “Downhole Technologies.” In this Annual Report on Form 10‑K, references to the "Company" or “Oil States” or to "we," "us," "our," and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.

Available Information

The Company’s Internet website is www.oilstatesintl.com. The Company makes available free of charge through its website its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, its proxy statement, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). The Company is not including the information contained on the Company's website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing the Company makes with the SEC. The filings are also available through the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Additionally, these filings are available on the Internet at www.sec.gov. The Board of Directors of the Company (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee) may also be viewed at the Company's website. The financial code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.

Our Business Strategy

We have historically grown our product and service offerings organically, through capital spending, and also through strategic acquisitions. Our investments are focused in growth areas and on areas where we expect to be able to expand market share through technology and where we believe we can achieve an attractive return on our investment. As part of our long-term strategy, we continue to review complementary acquisitions as well as make organic capital expenditures to enhance our cash flows and increase our stockholders’ returns. For additional discussion of our business strategy, please read “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

Acquisitions of other oilfield service businesses have been an important aspect of our growth strategy and plan to increase stockholder value. Our acquisition strategy has historically allowed us to leverage our existing and acquired products and services into new geographic locations, and has expanded our technology and product offerings.

During 2017, we acquired, as part of our Offshore/Manufactured Products segment, complementary intellectual property and assets to expand our global crane manufacturing and service operations as well as our riser testing, inspection and repair service offerings.

In addition, on December 12, 2017 we entered into an agreement to acquire GEODynamics, which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations.

On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of approximately $615 million (the "GEODynamics Acquisition"). For the years ended December 31, 2017 and 2016, GEODynamics generated $166.4 million and $72.1 million of revenues, respectively, and $24.4 million and $0.1 million of net income, respectively.

Following the close of the GEODynamics Acquisition, we completed several financing transactions to extend the maturity of our debt while providing us with the flexibility to repay outstanding borrowings under our revolving credit facility with anticipated future cash flows from operations.

On January 30, 2018, we sold $200.0 million aggregate principal amount of our 1.50% convertible senior notes due 2023 (the “Notes”) through a private placement to qualified institutional buyers. We received net proceeds from the offering of the Notes of approximately $194.0 million, after deducting fees and estimated expenses. We used the net proceeds from the sale of the Notes to repay a portion of the borrowings outstanding under our revolving credit facility (the "Revolving Credit Facility"), substantially all of which were drawn to fund the cash portion of the purchase price of the GEODynamics Acquisition.

Concurrently with the Notes offering, we amended our Revolving Credit Facility (the “Amended Revolving Credit Facility”), to extend the maturity date to January 2022, permit the issuance of the Notes and provide for up to $350.0 million in borrowing capacity.

See Note 18, “Subsequent Events,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion of these recent developments.

Our Industry

We principally operate in the oilfield services industry and provide a broad range of products and services to our customers through each of our business segments. See Note 15, "Segments and Related Data," to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2017. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly our customers' willingness to invest capital on the exploration for and development of crude oil and natural gas resources. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to expectations with respect to future crude oil and natural gas prices.

Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. A severe industry downturn started in the second half of 2014 and continued into 2017. This prolonged industry downturn has been characterized by materially reduced capital investments made by our customers, lower rig counts, lower crude oil prices and other negative industry events. The industry decline was very rapid in the U.S. shale plays given the general lack of long-term contracts or backlog in these regions of operations. The U.S. rig count declined 79% from the peak in 2014 before bottoming in May of 2016. While the average U.S. rig count increased 71% in 2017 from the 2016 average, activity levels in 2017 were still well below 2014 levels. This significant activity decline continued to have a material negative effect on the results of our Well Site Services segment, before beginning to recover in the second half of 2017. Our Offshore/Manufactured Products segment was also negatively impacted by the industry downturn but our results declined at a slower pace given higher levels of backlog that existed at the beginning of 2014. Despite an initially slower decline in revenues and operating income when compared to our Well Site Services segment, our Offshore/Manufactured Products backlog declined materially from 2014 to 2017, which negatively impacted our results, particularly those tied to major projects. For additional information about activities in each of our segments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Demand for the products and services supplied by our Offshore/Manufactured Products segment is generally driven by the longer-term outlook for commodity prices and changes in land-based drilling and completion activity. During 2013 and 2014, we benefited from high crude oil prices resulting in very active bidding and quoting activity for our Offshore/Manufactured Products segment. However, the decline in crude oil prices that began in 2014 and continued into 2017, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements have caused exploration and production companies to reevaluate their future capital expenditures in regards to deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Bidding and quoting activity for our Offshore/Manufactured Products segment continued after 2014, albeit at a substantially slower pace.

Our Well Site Services segment is primarily affected by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, Canada and the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services results, are particularly sensitive to near-term fluctuations in commodity prices given the call-out nature of our operations in the segment. While there has been notable improvement in 2017, our Well Site Services segment continues to be significantly negatively affected by the material decline in crude oil prices since 2014.

Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to rig count data published by Baker Hughes, a GE company ("Baker Hughes"), the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to much lower crude oil prices, totaling 747 rigs as of December 31, 2017 (with the U.S. oil rig count having troughed at 316 rigs in May 2016, which was the lowest oil rig count during this current cyclical downturn). As of December 31, 2017, oil-directed drilling accounted for 80% of the total U.S. rig count - with the balance natural gas related. The U.S. natural gas-related working rig count declined from 810 rigs at the beginning of 2012 to 81 rigs in August of 2016, a more than 29 year low. Total U.S. rig count has increased 525 rigs, or 130%, since troughing in May of 2016, largely due to improved crude oil prices, decreased service costs and improved technologies applied in the shale play regions of the United States.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Macroeconomic Environment.”

Offshore/Manufactured Products

Overview

For the years ended December 31, 2017, 2016 and 2015, our Offshore/Manufactured Products segment generated approximately 57%, 73% and 66%, respectively, of our revenue and 73%, 94% and 74%, respectively, of our gross profit (revenues less cost of products and services). Through this segment, we provide highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Our products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services. In addition, we design, manufacture and market numerous other products and services used in land and offshore drilling and completion activities and by non-oil and gas customers, including consumable downhole elastomer products utilized in onshore completion activities, valves and sound and vibration dampening products. We have facilities that support our Offshore/Manufactured Products segment in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Oklahoma City and Tulsa, Oklahoma; the United Kingdom; Brazil; Singapore; Thailand; Vietnam; China; the United Arab Emirates; and India.

Offshore/Manufactured Products Market

The market for Offshore/Manufactured Products centers primarily on the development of infrastructure for offshore production facilities and their subsequent operations, exploration and drilling activities, and to a lesser extent, new rig and vessel construction, refurbishments or upgrades. Demand for oil and natural gas and related drilling and production in offshore areas throughout the world, particularly in deeper water, drive spending for these activities. Sales of our shorter-cycle products to land-based drilling and completion markets is driven by the level and complexity of drilling, completion and workover activity, particularly in North America.

Products and Services

In operation for more than 75 years, our Offshore/Manufactured Products segment provides a broad range of products and services for use in offshore development and drilling activities. This segment also provides products for onshore oil and natural gas, defense and general industries. Our Offshore/Manufactured Products segment is dependent in part on the industry's continuing innovation and creative applications of existing technologies. We own various patents covering some of our technology, particularly in our connector and valve product lines.

Offshore Development and Drilling Activities. We design, manufacture, fabricate, inspect, assemble, repair, test and market OEM equipment for mooring, pipeline, production and drilling risers, and subsea applications along with equipment for offshore vessel and rig construction. Our products are components of equipment used for the drilling and production of oil and natural gas wells on offshore fixed platforms and mobile production units, including floating platforms, such as tension leg platforms, floating production, storage and offloading (“FPSO”) vessels, Spars, and other marine vessels, floating rigs and jack-up rigs. Our products and services include:

•	flexible bearings and advanced connection systems;

•	casing and conductor connections and joints;

•	subsea pipeline products;

•	compact ball valves, manifold system components and diverter valves;

•	marine winches, mooring systems, cranes and other heavy-lift rig equipment;

•	production, workover, completion and drilling riser systems and their related repair services;

•	blowout preventer (“BOP”) stack assembly, integration, testing and repair services;

•	consumable downhole products; and

•	other products and services, including welding, cladding and other metallurgical technologies.

Flexible Bearings and Advanced Connection Systems. We are the key supplier of flexible bearings, or FlexJoint® connectors, to the offshore oil and natural gas industry as well as weld-on connectors and fittings that join lengths of large diameter conductor or casing used in offshore drilling and production operations. A FlexJoint® is a flexible bearing that allows for rotational movement of a riser or tension leg platform tether while under high tension and/or pressure. When positioned at the top, bottom and, in some cases, middle of a deepwater riser, it reduces the stress and loads on the riser while compensating for the pitch and rotational forces on the riser as the production facility or drilling rig moves with ocean forces. FlexJoint® connectors are used on drilling, production and export risers and are used increasingly as offshore production moves to deeper water. Drilling riser systems provide the vertical conduit between the floating drilling vessel and the subsea wellhead. Through the drilling riser, the drill string is guided into the well and drilling fluids are returned to the surface. Production riser systems provide the vertical conduit for the hydrocarbons from the subsea wellhead to the floating production facility. Oil and natural gas flows to the surface for processing through the production riser. Export risers provide the vertical conduit from the floating production facility to the subsea export pipelines. Our FlexJoint® connectors are a critical element in the construction and operation of production and export risers on floating production systems in deepwater.

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

Casing and Conductor Connections and Joints. Our advanced connection systems provide connectors used in various drilling and production applications offshore. These connectors are welded onto pipe to provide more efficient joint to joint connections with enhanced tensile and burst capabilities that exceed those of connections machined onto plain-end-pipe. Our connectors are reusable and pliable and depending on the application are equipped with metal-to-metal seals. We offer a suite of connectors offering differing specifications depending on the application. Our Merlin™ connectors are our premier connectors combining superior static strength and fatigue life with fast, non-rotational make-up and a slim profile. Merlin™ connectors have been used in sizes up to 60 inches (outside diameter) for applications including open-hole and tie-back casing, offshore conductor casing, pipeline risers and TLP tendons (which moor the TLP to the sea floor).

These flexible bearings and advanced connector systems are primarily manufactured through our Arlington, Texas, United Kingdom and Singapore locations.

Subsea Pipeline Products. We design and manufacture a variety of equipment used in the construction, maintenance, expansion and repair of offshore oil and natural gas pipelines. New construction equipment includes:

•	pipeline end manifolds and pipeline end terminals;

•	deep and shallow water pipeline connectors;

•	midline tie-in sleds;

•	forged steel Y-shaped connectors for joining two pipelines into one;

•	pressure-balanced safety joints for protecting pipelines and related equipment from anchor snags or a shifting sea-bottom;

•	electrical isolation joints; and

•	hot-tap clamps that allow new pipelines to be joined into existing lines without interrupting the flow of petroleum product.

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

Production, Workover, Completion and Drilling Riser Systems and their related repair services. Utilizing the expertise of our welding technology group, we have extended the boundaries of our Merlin™ connector technology with the design and manufacture of multiple riser systems. The unique Merlin™ connection has proven to be a robust solution for even the most demanding high-pressure (up to 20,000 psi) riser systems used in high-fatigue, deepwater applications. Our riser systems are designed to meet a range of static and fatigue stresses on par with those of our Tension Leg Element (“TLE”) connectors. The connector can be welded or machined directly onto upset riser pipe and provide sufficient material to perform "re-cuts" after extended service. We believe that our marine riser offers superior tension capabilities together with one of the fastest run times in the industry. Auxiliary riser system components and running tools can be provided along with full service inspection and repair of these riser systems by our facilities worldwide.

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

Consumable Downhole Products. North American shale play development has expanded the need for more advanced completion tools. To reduce well completion costs, minimizing the time to drill out tools is very important. Offshore/Manufactured Products has leveraged its knowledge of molded thermoset composites and elastomers to help meet this demand. For example, we have had success in developing and producing composite drillable zonal isolation tools (i.e., bridge/frac plugs) utilizing design and production techniques that reduce cost while still delivering high quality performance. Time to drill out has been reduced significantly in comparison to other filament wound products in the market. Our products also include:

•	Swab Cups - used primarily in well servicing work;

•	Rod Guides/Centralizers - used in both drilling and production for pipe protection;

•	Gate Valve and Butterfly Valve Seats – we service many markets in the valve industry including well completion, refining, and distribution;

•	Casing and Cementing Products – we are a custom manufacturer of cementing plugs, well bore wipers, valve assemblies, combination plugs, specialty seals and gaskets; and

•	Service Tools – our products include frac balls, packer elements, zonal isolation tools, as well as many custom molded products used in the well servicing industry.

Other Products & Services. Our Offshore/Manufactured Products segment also produces a variety of products for use in industrial, military and other applications outside the oil and gas industry. For example, we provide:

•	sound and vibration isolation equipment for marine vessels;

•	metal-elastomeric FlexJoint® bearings used in a variety of naval and marine applications; and

•	drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries

Backlog. Offshore/Manufactured Products’ backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore/Manufactured Products segment was $168 million at December 31, 2017, compared to $199 million at December 31, 2016 and $340 million at December 31, 2015. We expect approximately 80% of our backlog at December 31, 2017 to be recognized as revenue during 2018. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have historically been insignificant, we incurred cancellations totaling $3.5 million during 2017 and $3.7 million during 2016, which we believe is attributable to lower commodity prices, the resultant decrease in capital spending by our clients and, in some cases, the financial condition of our customers. Additional cancellations may occur in the future, further reducing our backlog. Our backlog is an important indicator of future Offshore/Manufactured Products’ shipments and revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a long "lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.

Regions of Operations

Our Offshore/Manufactured Products segment provides products and services to customers in the major offshore crude oil and natural gas producing regions of the world, including the U.S. Gulf of Mexico, Brazil, West Africa, the North Sea, Azerbaijan, Russia, India, Southeast Asia, China, the United Arab Emirates and Australia. In addition, we provide shorter-cycle products to customers in the land-based drilling and completion markets in the United States and, to a lesser extent, outside the United States.

Customers and Competitors

We market our products and services to a broad customer base, including direct end users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. While no customer accounted for more than 10% of our consolidated revenues in 2015 or 2016, Halliburton Company individually accounted for 16% of our total consolidated revenues in the year ended December 31, 2017. Our main competitors in this segment include Cameron (a division of Schlumberger Limited), TechnipFMC plc, Dril-Quip, Inc., National Oilwell Varco, Inc., Baker Hughes, Hutchinson Group (a subsidiary of Total), Sparrows Offshore Group LTD, Oceaneering International, Inc. and Raina Engineers.

Well Site Services

Overview

For the years ended December 31, 2017, 2016 and 2015, our Well Site Services segment generated approximately 43%, 27% and 34%, respectively, of our revenue and 27%, 6% and 26%, respectively, of our gross profit (revenues less costs of products and services). Our Well Site Services segment includes a broad range of products and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services as well as land drilling services. We use our fleet of completion tools and drilling rigs to serve our customers at well sites and project development locations. Our products and services are used both in onshore and offshore applications throughout the drilling, completion and production phases of a well's life cycle.

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

Services

Completion Services. Our Completion Services business, which is primarily marketed through the brand names Oil States Energy Services and Tempress, provides a wide range of services for use in the onshore and offshore oil and gas industry, including:

•	wellhead isolation services;

•	wireline and coiled tubing support services;

•	frac valve and flowback services;

•	well testing, including separators and line heaters;

•	ball launching services;

•	downhole extended-reach technology;

•	pipe recovery systems;

•	thru-tubing milling and fishing services;

•	hydraulic chokes and manifolds;

•	blow out preventers; and

•	gravel pack and sand control operations on well bores.

Employees in our Completion Services business typically rig up and operate our equipment on the well site for our customers. Our Completion Services equipment is primarily used during the completion and production stages of a well. As of December 31, 2017, we provided completion services through approximately 40 distribution locations serving the United States, including the Gulf of Mexico, Canada and other international markets. We consolidated operations in areas where our product lines previously had separate facilities and have closed facilities in areas where operations are marginal in order to streamline operations and enhance our facilities to improve operational efficiency. We typically provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. Billings to our customers typically separate charges for our equipment from charges for our field technicians. We own patents or have patents pending covering some of our technology, particularly in our wellhead isolation equipment and downhole extended-reach technology product lines. Our customers in the Completion Services business include major, independent and private oil and gas companies and other large oilfield service companies. No customer represented more than 10% of our total consolidated revenue in any period presented. Competition in the Completion Services business is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain products and services.

Drilling Services. Our Drilling Services business, which is marketed under the brand name Capstar Drilling, provides land drilling services in the United States for shallow to medium depth wells generally of less than 10,000 to 12,000 feet and, under more limited conditions, up to 15,000 feet. We serve two primary markets with our Drilling Services business: the Permian Basin in West Texas and the Rocky Mountain region. Drilling services are typically used during the exploration and development stages of a field. As of December 31, 2017, we had thirty-four drilling rigs with hydraulic pipe handling booms and lift capacities ranging from 150,000 to 500,000 pounds. Twenty-four of these drilling rigs are based in the Permian Basin and ten are based in the Rocky Mountain region. Utilization of our drilling rigs decreased from an average of 87% in 2014 to an average 12% in 2016 due to lower crude oil and natural gas prices and a shift by customers to newer, larger and higher horsepower rigs needed to drill extended depths and horizontal wells. During 2017, utilization of our drilling rigs increased to an average of 29%, largely due to improved crude oil prices. We believe commodity prices should improve over the longer-term but there will be fewer wells in our depth range which could influence overall utilization of our drilling rigs.

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

Seasonality of Operations

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain region, the Gulf of Mexico and Canada. Severe winter weather conditions in the Rocky Mountain region can restrict access to work areas for our Well Site Services segment operations. Our operations in the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest levels of activity in the winter months. In addition, summer and fall drilling activity can be interrupted by hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. A portion of our Completion Services operations in Canada is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Employees

As of December 31, 2017, the Company employed 3,077 full-time employees on a consolidated basis, 50% of whom are in our Offshore/Manufactured Products segment, 47% of whom are in our Well Site Services segment and 3% of whom are in our corporate headquarters. This compares to a total of 2,821 full-time employees as of December 31, 2016. Company-wide headcount was reduced by approximately 42% between December 31, 2014 and December 31, 2017 in response to weak industry conditions. We were party to collective bargaining agreements covering a small number of employees located in Argentina and the United Kingdom as of December 31, 2017. We believe we have good labor relations with our employees.

Environmental and Occupational Health and Safety Matters

Our business operations are subject to numerous federal, state, local, tribal and foreign environmental and occupational health and safety laws and regulations. Numerous governmental entities, including domestically the U.S. Environmental Protection Agency (“EPA”), the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) impose stringent regulations on the licensing or storage and use of explosive; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (vi) impose specific safety and health criteria addressing worker protection; and (vii) impose substantial liabilities for pollution resulting from drilling operations and well site support services.

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

•
the National Environmental Policy Act, which requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment;

•	the Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials, including explosives, and emergency response preparedness; and

•
regulations adopted by the ATF, a law enforcement agency under the U.S. Department of Justice, that impose stringent licensing conditions with respect to the acquisition, storage and use of explosives for use in well site support services in the oil and natural gas sector.

These U.S. laws and regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Additionally, multiple environmental laws provide for citizen suits, which allow environmental organizations to act in place of the government and sue operators for alleged violations of environmental law. See Risk Factors under Part I, Item 1A of this Form 10‑K for further discussion on hydraulic fracturing; ozone standards, induced seismicity regulatory developments; climate change, including methane or other GHG emissions; storage and use of explosives; offshore drilling and related regulatory developments, including with respect to decommissioning obligations; and other regulations relating to environmental protection. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.

Many states where we operate also have, or are developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. In addition, many foreign countries where we are conducting business also have, or may be developing, regulatory initiatives or analogous controls that regulate our environmental or occupational safety-related activities. While the legal requirements imposed under state or foreign law may be similar in form to U.S. laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development or expansion of a project or substantially increase the cost of doing business. In addition, environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental or worker health and safety concerns, are expected to continue to have an increasing impact on our and our oil and natural gas exploration and production customers’ operations.

We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results. Although we are not fully insured against all environmental and occupational health and safety risks, and our insurance does not cover any penalties or fines that may be issued by a governmental authority, we maintain insurance coverage that we believe is sufficient based on our assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, claims for damages to property or persons or disruption of our customers' operations resulting from our operations, and imposition of penalties could have a material adverse effect on us and our results of operations.

Item 1A. Risk Factors

The risks described in this Annual Report on Form 10‑K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Demand for most of our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. The significant decline in oil and natural gas prices during 2015 that continued in 2016 and 2017 caused a reduction in most of our customers’ drilling, completion and other production activities and related spending on our products and services. The reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide, and such oversupply has substantially reduced the prices we can charge our customers for many of our products and services. Although oil and natural gas prices improved somewhat since the trough in 2016, these price improvements have not resulted in global improvements in the demand for our products and services or the prices we are able to charge. If oil and natural gas prices remain depressed or decline, our customers’ activity levels and spending, and the prices we charge, may remain depressed and could worsen. In addition, a continuation or worsening of these conditions may result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions have had and may continue to have an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current depressed commodity price environment will continue.

Although conditions in our industry improved in 2017, particularly in the shale resource plays in the United States, they must continue to improve or we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of asset impairment charges, the inability to meet financial ratios contained in our debt agreements, the need to reduce our capital spending and other similar impacts. For example, our reduced EBITDA during recent periods resulted in our inability to access the full borrowing capacity available under our Revolving Credit Facility during those periods as a result of the maximum leverage ratio covenant, which under our Amended Revolving Credit Facility, requires that our ratio of total net debt to consolidated EBITDA be no greater than 4.00 to 1.0 for fiscal quarters ending prior to December 31, 2018 and no greater than 3.75 to 1.0 thereafter. As more fully disclosed in Note 18, "Subsequent Events," in the Notes to the Consolidated Financial Statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity, Capital Resources and Other Matters,” we discuss our expectations regarding liquidity and covenant compliance for 2018.

Many factors affect the supply of and demand for oil and natural gas and, therefore, influence product prices, including:
•the level of drilling activity;

•	the level of oil and natural gas production;

•	the levels of oil and natural gas inventories;

•	depletion rates;

•	worldwide demand for oil and natural gas;

•	the expected cost of finding, developing and producing new reserves;

•	delays in major offshore and onshore oil and natural gas field development timetables;

•	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict development;

•	the availability of transportation infrastructure for oil and natural gas, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	global weather conditions and natural disasters;

•	worldwide economic activity including growth in developing countries;

•
national government political requirements, including the ability and willingness of OPEC to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•
shareholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

•	the impact of armed hostilities involving one or more oil producing nations;

•	rapid technological change and the timing and extent of development of energy sources, including liquefied natural gas or alternative fuels;

•	environmental and other governmental laws and regulations; and

•	domestic and foreign tax policies.

The recent oversupply of oil and natural gas relative to demand resulted in significantly lower oil and natural gas prices beginning in the second half of 2014 which continued through much of 2017. As a result, many of our customers reduced or delayed their capital spending, which reduced the demand for our products and services and exerted downward pressure on the prices paid for our products and services. Although some of our customers have increased their 2018 capital expenditure budgets, these customers are still spending significantly less than their pre-2015 levels. Additionally, if oil and natural gas prices decline, these customers may further reduce their spending levels. We expect that we will continue to encounter weakness in the demand for, and prices of, our products and services until commodity prices stabilize at higher levels and our customers’ capital spending increases. Any prolonged reduction in the overall level of exploration and production activities, whether resulting from changes in oil and natural gas prices or otherwise, could materially adversely affect our financial condition, results of operations and cash flows in many ways including by negatively affecting:

•	our equipment utilization, revenues, cash flows and profitability;

•	our ability to obtain additional capital to finance our business and the cost of that capital; and

•	our ability to attract and retain skilled personnel.

Given the cyclical nature of our business, a severe prolonged downturn could negatively affect the value of our goodwill.

As of December 31, 2017, goodwill represented 21% of our total assets, and we expect to record substantial additional goodwill in connection with the GEODynamics Acquisition. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to periodically review the goodwill of our applicable reporting units (currently, Completion Services and Offshore/Manufactured Products) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders’ equity if circumstances, some of which are beyond our control, indicate that the carrying amount will not be recoverable. It is possible that we could recognize goodwill impairment losses in the future if, among other factors:

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

Although we do not directly engage in hydraulic fracturing, a material portion of our Completion Services and Offshore/Manufactured Products operations support many of our oil and natural gas exploration and production customers in such activities. Hydraulic fracturing is an important and commonly used process for the completion of oil and natural gas wells in formations with low permeability, such as shale formations, and involves the pressurized injection of water, sand or other proppants and chemical additives into rock formations to stimulate production. Hydraulic fracturing is currently generally exempt from regulation under the Safe Drinking Water Act’s (the “SDWA”) Underground Injection Control (“UIC”) program and is typically regulated in the United States by state oil and natural gas commissions or similar agencies.

However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in February 2014, the U.S. Environmental Protection Agency (“EPA”) asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. The EPA also issued Clean Air Act (“CAA”) final regulations in 2012 and in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing; published an effluent limit guideline final rule in June 2016 prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and published an Advance Notice of Proposed Rulemaking in May 2014 regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management (“BLM”) published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, a legal challenge to the BLM’s rescission of the 2015 rule was filed in federal court. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing in the United States and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where we or our customers operate. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Additionally, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.

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

The explosion of dangerous materials used in our recently acquired Downhole Technologies business, could disrupt our operations and could adversely affect our financial results.

Our business operations involve the licensing, storage and handling of explosive materials that are used in our Downhole Technologies business, which we acquired in the GEODynamics Acquisition in January 2018. Despite our use of specialized facilities to store and handle dangerous materials and our employee training programs, the storage and handling of explosive materials could result in incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause delays in the delivery of our services. It is possible that such an explosion could result in death or significant injuries to employees and others. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

Federal or state legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our products and services and could have a material adverse effect on our business, results of operations and financial condition.

Our oil and natural gas producing customers dispose of flowback water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near underground disposal wells used for the disposal by injection of flowback water or certain other oilfield fluids resulting from oil and natural gas activities. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region and local geology, and that only a small fraction of injection wells in North America have been considered to be a potential cause of, or otherwise linked to, induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has adopted similar rules. In addition, another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by our customers to dispose of flowback water and certain other oilfield fluids. Increased regulation and attention given to induced seismicity also could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for waste disposal. Any one or more of these developments may result in our customers having to limit disposal well volumes, disposal rates or locations, or require our customers or third party disposal well operators that are used to dispose of customers’ wastewater to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our products and services, which could have a material adverse effect on our business, financial condition, and results of operations.

Additional domestic and international deepwater drilling laws, regulations and other restrictions, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans, and other related developments may have a material adverse effect on our business, financial condition, or results of operations.

In recent years, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), each an agency of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.

Moreover, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional delays, restrictions or obligations with respect to oil and natural gas exploration and production operations conducted offshore. For example, in April 2016, BOEM published a proposed rule that would update existing air emissions requirements relating to offshore oil and natural gas activity on federal Outer Continental Shelf (“OCS”) waters including in the Central Gulf of Mexico. BOEM regulates these air emissions in connection with its review of exploration and development plans, and right-of-use and right-of-way applications. The proposed rule would bolster existing air emission requirements by, among other things, requiring the reporting and tracking of the emissions of all pollutants defined by the EPA to affect human health and public welfare that, depending on the results obtained, could result in subsequent rulemakings that restrict offshore air emissions. However, in May 2017, Order 3350 was issued by the Department of the Interior Secretary Ryan Zinke, directing the BOEM to reconsider a number of regulatory initiatives governing oil and gas exploration in offshore waters, including, among other things, a cessation of all activities to promulgate the April 2016 proposed rulemaking (“Order 3350”). In an unrelated legal initiative, BOEM issued a Notice to Lessees and Operators (“NTL #2016-N01”) that became effective in September 2016 and imposes more stringent requirements relating to the provision of financial assurance to satisfy decommissioning obligations. Together with a recent re-assessment by BSEE in 2016 in how it determines the amount of financial assurance required, the revised BOEM-administered offshore financial assurance program that is currently being implemented is expected to result in increased amounts of financial assurance being required of operators on the OCS, which amounts may be significant. However, as directed under Order 3350, the BOEM has delayed implementation of NTL #2016-N01 so that it may reconsider this regulatory initiative and, currently, this NTL’s implementation timeline has been extended indefinitely beyond June 30, 2017, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. The April 2016 proposed rule and NTL #2016-N01, should they be finalized and/or implemented, as well as any new rules, regulations, or legal initiatives could delay or disrupt our customers’ operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, and limit activities in certain areas, or cause our customers to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases, which could reduce demand for our products and services. We may incur penalties directly from BSEE if, based on review of the facts surrounding an alleged violation upon an offshore lease, BSEE seeks to hold contractors, including contractors such as us who are involved in well completion operations, potentially liable for alleged violations of law arising in the BSEE’s jurisdiction area. While the Trump Administration has generally indicated an interest in scaling back or rescinding regulations that inhibit the development of the U.S. oil and gas industry, it is difficult to predict the extent to which such policies will be implemented or the outcome of any litigation challenging such implementation. Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws, regulations or legal initiatives on our customers’ drilling operations or on the cost or availability of insurance to cover the risks associated with such operations. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

We do business in international jurisdictions which exposes us to unique risks.

A portion of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 18% (9% excluding the United Kingdom and Canada) of our consolidated revenue in the year ended December 31, 2017. Risks associated with our operations in foreign areas include, but are not limited to:

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign exchange limitations;

•	foreign currency fluctuations;

•	foreign taxation;

•	the inability to repatriate earnings or capital in a tax efficient manner;

•	changing political conditions;

•	economic or trade sanctions;

•	changing foreign and domestic monetary and trade policies;

•	changes in trade activity;

•	social, political, military, and economic situations in foreign areas where we do business, and the possibilities of war, other armed conflict or terrorist attacks; and

•	regional economic downturns.

As an illustration of this risk, there is a current recessionary economic environment in Brazil which, at present, is having a negative impact on orders and future growth prospects for the Company’s operations in Brazil. Sales to customers in Brazil accounted for approximately 2%, 6% and 5% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively.

Additionally, in some jurisdictions we are subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors, or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations may adversely affect our ability to compete in such jurisdictions.

The U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar anti-bribery laws in other jurisdictions, including the United Kingdom Bribery Act 2010, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our business. Any failure to comply with the FCPA or other anti-bribery legislation could subject us to civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations. We could also face fines, sanctions, and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in, or curtailment of, business operations in those jurisdictions and the seizure of assets. Additionally, we may have competitors who are not subject to the same ethics-related laws and regulations which provides them with a competitive advantage over us by securing business awards, licenses, or other preferential treatment, in those jurisdictions using methods that certain ethics-related laws and regulations prohibit us from using.

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

We are a multinational company and are subject to the risks inherent in doing business in other countries, including the United Kingdom (the “U.K.”). In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum (“Brexit”). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. Nevertheless, Brexit has created significant uncertainty about the future relationship between the U.K. and the European Union and other countries, including with respect to the laws and regulations that will apply as the U.K. determines which European Union derived laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of these developments may occur, could potentially disrupt the markets we serve and the jurisdictions in which we operate and may cause us to lose customers, suppliers and employees.

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

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent legal requirements. If existing regulatory requirements or enforcement policies change, we or our oil and natural gas exploration and production customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives include the following:

•
Ground-Level Ozone Standards.    In October 2015, the EPA issued a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA issued geographical attainment designations in November 2017 and is expected to issue final non-attainment area requirements pursuant to this NAAQS rule in the first half of 2018. Any designations or requirements that result in reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement more stringent regulations, which could apply to our or our oil and natural gas exploration and production customers’ operations.

•
EPA Review of Drilling Waste Classification.    Drilling, fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and instead, are regulated under RCRA’s less stringent non-hazardous waste provisions. However, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021.

•
Waters of the United States.    In May 2015, the EPA and U.S. Army Corps of Engineers (“Corps”) released a final rule outlining federal jurisdictional reach under the Federal Water Pollution Control Act (“Clean Water Act”) over waters of the United States, including wetlands but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested May 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, our customers could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital expenditures and operating costs, which costs may be significant. Additionally, one or more of these developments could reduce demand for our products and services. Moreover, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil, and/or criminal penalties;

•	denial or revocation of permits or other authorizations;

•	reduction or cessation in operations; and

•	performance of site investigatory, remedial, or other corrective actions.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.

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

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified or reconstructed facilities in the oil and natural gas source category that will require the use of certain equipment specific emissions control practices. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our and our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions imposed on us or our customers operations, adversely impact overall drilling activity in the areas in which we operate, reduce the demand for carbon-based fuels, and reduce the demand for our products and services. Any one or more of these developments could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Finally, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

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

Moreover, as a result of one or more settlements approved by the United States federal government, the U.S. Fish and Wildlife Service must make determinations on the listing of numerous species as endangered or threatened under the ESA. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain region of the United States, the Gulf of Mexico and Canada. Severe winter weather conditions in the Rocky Mountain region of the United States can restrict access to work areas for our Well Site Services segment customers. Our operations in and near the Gulf of Mexico are also affected by weather patterns. Weather conditions in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months, with the lowest levels of activity in the winter months. In addition, summer and fall drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

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

Acquisitions have been, and our management believes will continue to be, a key element of our growth strategy. We continually review complementary acquisition opportunities and we expect to seek to consummate acquisitions of such businesses in the future. However, we may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future or at all. In addition, we may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

We expect to gain certain business, financial, and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize these intended benefits. However, our inability to realize expected financial performance and strategic advantages as a result of an acquisition, including the GEODynamics Acquisition, could negatively affect the anticipated benefits of the acquisition. Additional risks we could face in connection with acquisitions, including the GEODynamics Acquisition, include:

•	retaining key employees and customers of acquired businesses;

•	retaining supply and distribution relationships key to the supply chain;

•	increased administrative burden, including additional costs associated with regulatory compliance;

•	diversion of management time and attention;

•	developing our sales and marketing capabilities;

•	managing our growth effectively;

•	potential goodwill impairment resulting from the overpayment for an acquisition;

•	integrating operations, workforce, product lines and technology;

•	managing tax and foreign exchange exposure;

•	operating a new line of business;

•	increased logistical problems common to large, expansive operations;

•	inability to pursue and protect patents covering acquired technology;

•	addition of acquisition-related debt and increased expenses and working capital requirements;

•
substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense;

•	becoming subject to unanticipated liabilities of the acquired business, including litigation related to the acquired business; and

•	achieving the expected benefits from the acquisition, including certain cost savings and operational efficiencies or synergies.

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

As a private company, the audit of GEODynamics’ financials was performed under the requirements of the American Institute of Certified Public Accountants rather than the Public Company Accounting Oversight Board and GEODynamics was not subject to the Sarbanes-Oxley Act of 2002.

As a company with securities registered under the Exchange Act, our consolidated financial statements included in our periodic filings with the SEC are required to be audited by independent registered public accountants who are subject to oversight by, and independent under the rules of, the Public Company Accounting Oversight Board (the “PCAOB”). As a private company before the GEODynamics Acquisition, GEODynamics was not subject to these requirements. As such, at the time of the audit report relating to GEODynamics filed by us on Form 8-K with the SEC, GEODynamics’ independent auditor did not meet the heightened standards otherwise required for auditing firms of public companies by the PCAOB.

In addition, before we acquired it, GEODynamics was not subject to the Sarbanes-Oxley Act of 2002. We are currently evaluating the strength of GEODynamics’ internal control processes over financial reporting. As a smaller private company, GEODynamics did not operate under a fully documented system for accounting and internal control over financial reporting before we acquired it, and we may need to implement enhancements with respect to its internal controls over financial reporting.

Although we believe the financial information with respect to GEODynamics to be reliable, it is possible that adjustments to this financial information would have been made if the consolidated financial statements for this business would have been audited in accordance with PCAOB standards, or if GEODynamics had been subject to internal controls applicable to a public company under the Sarbanes-Oxley Act of 2002.

The ultimate impact of recent tax reform may differ from the Company’s estimates.

The ultimate impact of the recently enacted legislation in the United States commonly known as the Tax Cuts and Jobs Act (“Tax Reform Legislation”) may differ from the Company’s estimates, possibly materially, due to changes in the interpretations and assumptions made by the Company as well as additional regulatory and accounting guidance that may be issued and actions the Company may take as a result of the Tax Reform Legislation.

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

We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. We also face the following other risks related to our insurance coverage:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination or terrorist attacks;

•	the counterparties to our insurance contracts may pose credit risks; and

•	we may incur losses from interruption of our business that exceed our insurance coverage

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

We depend on several significant customers in each of our business segments. While no customer accounted for more than 10% of our consolidated revenues in 2016 or 2015, Halliburton Company represented 16% of our consolidated revenues in 2017. The loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables.

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

We may assume contractual risks in developing, manufacturing and delivering products in our Offshore/Manufactured Products business segment.

Many of our products from our Offshore/Manufactured Products segment are ordered by customers under frame agreements or project-specific contracts. In some cases these contracts stipulate a fixed price for the delivery of our products and impose liquidated damages or late delivery fees if we do not meet specific customer deadlines. Our actual costs, and any gross profit realized on these fixed-price contracts, may vary from the initially expected contract economics. In addition, some customer contracts stipulate consequential damages payable, generally as a result of our gross negligence or willful misconduct. The final delivered products may also include customer and third-party supplied equipment, the delay of which can negatively impact our ability to deliver our products on time at our anticipated profitability.

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

Backlog in our Offshore/Manufactured Products segment is subject to unexpected adjustments and cancellations and, therefore, has limitations as an indicator of our future revenues and earnings.

The revenues projected in our Offshore/Manufactured Products segment backlog may not be realized or, if realized, may not result in profits. Because of potential changes in the scope or schedule of our customers’ projects, we cannot predict with certainty when or if backlog will be realized. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operations, and cash flows.

Reductions in our backlog due to cancellations or deferrals by customers, or for other reasons, would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Some of the contracts in our backlog are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is canceled. While backlog cancellations have not been significant in the past, we incurred cancellations totaling $3.5 million, $3.7 million and $21.1 million during 2017, 2016 and 2015, respectively. If commodity prices do not continue to improve, we may incur additional cancellations or experience continued declines in our backlog. If we experience significant project terminations, suspensions, or scope adjustments, to contracts included in our backlog, our financial condition, results of operations, and cash flows, may be adversely impacted.

We might be unable to employ a sufficient number of technical and service personnel.

Many of the products that we sell, especially in our Offshore/Manufactured Products segment, are complex and highly engineered, and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize, and enhance these products. In addition, our ability to expand our operations in each of our businesses depends in part on our ability to increase our skilled labor force. During periods of increased activity, the demand for skilled workers is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, we are forced to reduce headcount, freeze or reduce wages, and implement other cost-saving measures which could lead to job abandonment by our technical and service personnel.

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

The tools, techniques, methodologies, programs, and components we use to provide our products and services may infringe, or be alleged to infringe, upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs, and may distract management from running our core business. Royalty payments under a license from third parties, if available, would increase our costs. If a license was not available, we might not be able to continue providing a particular service or product. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on a variety of intellectual property rights that we use in our Offshore/Manufactured Products and Completion Services businesses, particularly our patents relating to our FlexJoint® and Merlin™ technology and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information, and to operate without infringing the proprietary rights of others. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase. We are also a party to a proceeding that is currently being heard by the U.S. Supreme Court regarding whether inter partes review proceedings of intellectual property rights before an executive agency tribunal are constitutional, or whether the adjudication of patent validity must take place in Article III federal courts. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The failure of our Company to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could adversely affect our competitive position.

The Spin-Off of Civeo may subject us to future liabilities.

We spun off (the “Spin-Off”) our accommodations business to Civeo Corporation (“Civeo”), a stand-alone, publicly traded corporation, through a tax-free distribution to our stockholders on May 30, 2014.

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

In connection with the Spin-Off, we received a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain aspects of the Spin-Off. The private letter ruling, and an opinion we received from our tax advisor, each rely on certain facts, assumptions, representations and undertakings from us and Civeo regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are, or become, incorrect or not otherwise satisfied, we may not be able to rely on the private letter ruling or the opinion of our tax advisor and could be subject to significant tax liabilities. In addition, an opinion of counsel is not binding upon the IRS, so, notwithstanding the opinion of our tax advisor, the IRS could conclude upon audit that the Spin-Off is taxable in full or in part if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in our or Civeo’s stock ownership. If the Spin-Off is determined to be taxable for U.S. federal income tax purposes for any reason, we and/or our stockholders could incur significant income tax liabilities.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock.

We may offer or issue our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decrease.

In connection with the GEODynamics Acquisition, we issued approximately 8.66 million shares of our common stock to the entity from whom we acquired that business, and we granted that entity and certain other selling stockholders registration rights pursuant to a registration rights agreement. On January 19, 2018, we filed a Registration Statement on Form S‑3 with the SEC registering the resale of the common stock issued to such selling stockholders. We also agreed under the registration rights agreement to, among other things, (i) facilitate up to two underwritten offerings for such selling stockholders, (ii) facilitate certain block trades for such selling stockholders and (iii) provide certain piggyback registration rights to such selling stockholders. We are unable to predict the effect that actions by such selling stockholders will have on the price at which our common stock trades.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns or leases numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of its worldwide operations. The following presents the location of the Company’s principal owned or leased facilities, by segment.

Offshore/Manufactured Products – Rio de Janeiro and Macae, Brazil; Aberdeen, Bathgate and West Lothian, Scotland; Barrow-in-Furness, England; Rayong, Thailand; Singapore; Navi Mumbai, India; Shenzhen, China; Abu Dhabi, UAE; and in the United States: Arlington, Houston and Lampasas, Texas; Oklahoma City and Tulsa, Oklahoma and Houma, Louisiana.

Well Site Services – Neuquén and Cutral Co, Argentina, Grand Prairie and Red Deer, Canada; and in the United States: Alice, Houston, and Midland, Texas; New Iberia and Houma, Louisiana; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington.

The principal owned or leased facilities for the GEODynamics operations acquired on January 12, 2018 are located in Millsap, Fort Worth, Weatherford, Pleasanton and Midland, Texas; Clearfield, Pennsylvania; Dickinson, North Dakota and Pinemont, Oklahoma in the United States; and Aberdeen, Scotland.

Our principal corporate offices are located in Houston, Texas.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Item 3. Legal Proceedings

Information regarding legal proceedings is set forth in Note 13, "Commitments and Contingencies," of the Consolidated Financial Statements and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our authorized common stock consists of 200,000,000 shares of common stock. There were 60,062,963 shares of common stock outstanding as of February 16, 2018. The approximate number of record holders of our common stock as of February 16, 2018 was 19. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol OIS. The closing price of our common stock on February 16, 2018 was $27.30 per share.

The following table sets forth the range of high and low quarterly sales prices of our common stock as reported by the NYSE (composite transaction):

	Price
	High	Low
2018
First Quarter (through February 16, 2018)	$34.72	$26.65
2017
First Quarter	$41.25	$30.25
Second Quarter	33.75	25.25
Third Quarter	28.85	20.90
Fourth Quarter	29.15	20.23
2016
First Quarter	$33.05	$21.44
Second Quarter	36.73	28.46
Third Quarter	33.79	27.07
Fourth Quarter	41.75	28.00

We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and our Amended Revolving Credit Facility limits the payment of dividends. For additional discussion of such restrictions, please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.

PERFORMANCE GRAPH

The following graph and chart compare the cumulative five-year total stockholder return on the Company's common stock relative to the cumulative total returns of the Standard & Poor's 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of the Company's peer group, and a customized peer group of sixteen companies, with the individual companies listed in footnote (1) below for the period from December 31, 2012 to December 31, 2017. The graph and chart show the value at the dates indicated of $100 invested at December 31, 2012 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Oil States specifically incorporates it by reference into such filing.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index, and a Peer Group

As of December 31,	Cumulative Total Return*
	2012	2013	2014	2015	2016	2017
Oil States International, Inc.	$100.00	$142.19	$119.65	$66.67	$95.42	$69.24
Peer Group	100.00	142.17	100.97	72.18	91.89	78.02
PHLX Oil Service Sector	100.00	130.93	110.66	85.70	107.87	92.11
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2017	143	$25.35	—	$120,544,560
November 1 through November 30, 2017	—	—	—	120,544,560
December 1 through December 31, 2017	323	25.04	—	120,544,560
Total	466	$25.14	—

(1)
The 466 shares purchased during the three-month period ended December 31, 2017 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

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

Item 6. Selected Financial Data

The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2017. The following data should be read in conjunction with “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Company's Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K. In May 2014, we completed the spin-off of our accommodations segment and, in September 2013, we sold our tubular services segment. Accordingly, all periods presented below have been reclassified to reflect the presentation of our accommodations and tubular services segments as discontinued operations.

Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$670,627	$694,444	$1,099,977	$1,819,609	$1,629,134
Costs and expenses:
Product and service costs	520,755	526,770	785,698	1,205,884	1,113,168
Selling, general and administrative expenses	114,816	124,033	132,664	169,432	150,967
Depreciation and amortization expense	107,667	118,720	131,257	124,776	109,231
Other operating (income) expense, net	1,261	(5,796)	(4,648)	9,262	8,491
	744,499	763,727	1,044,971	1,509,354	1,381,857
Operating income (loss)	(73,872)	(69,283)	55,006	310,255	247,277
Interest expense	(4,674)	(5,343)	(6,427)	(17,173)	(38,830)
Interest income	359	399	543	560	628
Loss on extinguishment of debt(1)	—	—	—	(100,380)	(6,168)
Other income	775	902	1,446	3,082	1,220
Income (loss) from continuing operations before income taxes	(77,412)	(73,325)	50,568	196,344	204,127
Income tax benefit (provision)(2)	(7,438)	26,939	(22,197)	(69,117)	(75,068)
Net income (loss) from continuing operations	(84,850)	(46,386)	28,371	127,227	129,059
Net income (loss) from discontinued operations, net of tax (including a net gain on disposal of $84,043 in 2013)	—	(4)	226	51,776	292,217
Net income (loss)	(84,850)	(46,390)	28,597	179,003	421,276
Less: Net income attributable to noncontrolling interest	—	—	—	—	18
Net income (loss) attributable to Oil States	$(84,850)	$(46,390)	$28,597	$179,003	$421,258

Basic net income (loss) per share attributable to Oil States from:
Continuing operations	$(1.69)	$(0.92)	$0.55	$2.37	$2.32
Discontinued operations	—	—	0.01	0.96	5.26
Net income (loss)	$(1.69)	$(0.92)	$0.56	$3.33	$7.58

Diluted net income (loss) per share attributable to Oil States from:
Continuing operations	$(1.69)	$(0.92)	$0.55	$2.35	$2.31
Discontinued operations	—	—	0.01	0.96	5.22
Net income (loss)	$(1.69)	$(0.92)	$0.56	$3.31	$7.53

Weighted average number of common shares outstanding:
Basic	50,139	50,174	50,269	52,862	54,969
Diluted	50,139	50,174	50,335	53,151	55,327

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Data:
Net cash provided by continuing operating activities	$95,382	$149,257	$255,768	$302,644	$235,086
Net cash (used in) provided by continuing investing activities, including capital expenditures	(47,615)	(29,292)	(147,196)	(198,504)	393,509
Net cash used in continuing financing activities	(65,060)	(84,875)	(124,722)	(378,912)	(299,928)
EBITDA, as defined(3)	34,570	50,339	187,709	438,113	357,710
Capital expenditures	35,171	29,689	114,738	199,256	164,895
Acquisitions of businesses, net of cash acquired	12,859	—	33,427	157	44,260
Cash used for treasury stock purchases	16,283	—	105,916	226,303	108,535

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$53,459	$68,800	$35,973	$53,263	$599,306
Total current assets	455,937	489,977	611,473	826,666	1,525,907
Property, plant and equipment, net	498,890	553,402	638,725	649,846	1,902,789
Total assets	1,301,511	1,383,898	1,596,471	1,806,167	4,109,863
Long-term debt and capital leases, excluding current portion	4,870	45,388	125,887	143,390	951,294
Total stockholders' equity	1,132,713	1,204,307	1,255,672	1,340,657	2,625,294

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss) attributable to Oil States - continuing operations	$(84,850)	$(46,386)	$28,371	$127,227	$129,041
Depreciation and amortization expense	107,667	118,720	131,257	124,776	109,231
Interest expense, net	4,315	4,944	5,884	16,613	38,202
Loss on extinguishment of debt(1)	—	—	—	100,380	6,168
Income tax provision (benefit)(2)	7,438	(26,939)	22,197	69,117	75,068
EBITDA, as defined(3)	$34,570	$50,339	$187,709	$438,113	$357,710
____________________

(1)
During 2014, we recognized losses on the extinguishment of debt totaling $100.4 million primarily due to the repurchase of our remaining 6 1/2% Notes and 5 1/8% Notes. During 2013, we recognized a loss on the extinguishment of debt totaling $6.2 million in connection with the repurchase of a portion of our 5 1/8% Notes.

(2)	During the fourth quarter of 2017, we recorded a non-cash charge of $28.2 million associated with U.S. income tax legislation enacted on December 22, 2017. See Note 12, "Income Taxes."

(3)
The term EBITDA as defined consists of net income (loss) attributable to continuing operations plus interest expense, net, loss on extinguishment of debt, income tax provision (benefit), depreciation and amortization. EBITDA as defined is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income (loss) or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. Additionally, EBITDA as defined may not be comparable to other similarly titled measures of other companies. We have included EBITDA as defined as a supplemental disclosure because our management believes that EBITDA as defined provides useful information regarding our ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We use EBITDA as defined to compare and to monitor the performance of our business segments to other comparable public companies and as a benchmark for the award of incentive compensation under our annual incentive compensation plan.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management’s current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in “Part I, Item 1A. Risk Factors.” You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K.

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

Our consolidated results of operations reflect current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. In addition, investments in deepwater markets globally have slowed significantly since the start of this prolonged industry downturn in 2014.

A severe industry downturn started in the second half of 2014 and continued in 2017, driven by global economic uncertainties and high levels of global oil production. As shown in the table that follows, significant downward crude oil price volatility began in late 2014 with Intercontinental Exchange Brent (“Brent”) crude oil declining from an average of $110 per barrel in the second quarter of 2014 to an average of $34 per barrel in the first quarter of 2016 (a level last seen in 2004). The sustained material decrease in crude oil prices relative to 2014 was primarily attributable to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other currencies, and increased production by OPEC. OPEC demonstrated, throughout 2015 and through November of 2016 an unwillingness to modify production levels, as it had done in previous years, in an effort to protect its market share. These production increases were partially offset by growth in global crude oil demand. The combination of these and other factors caused a global supply and demand imbalance for crude oil which resulted in materially lower crude oil prices. Non-OPEC production, particularly in the United States, began to decline in 2015 due to substantially reduced investment in drilling and completion activity triggered by lower crude oil prices leading to some recovery in crude oil prices in 2016 and 2017 relative to the crude oil price lows experienced in early 2016. In late 2016, OPEC agreed to production cuts (subsequently extended through December 2018) which should, over time, if the cuts are adhered to, result in further reductions in global crude oil inventories and a more favorable commodity price environment.

Brent crude oil prices averaged $54 per barrel in 2017, which was 24% above the 2016 average of $44 per barrel, but is 45% below the average in 2014. Similarly, the average price of West Texas Intermediate (“WTI”) was $51 per barrel in 2017, up 17% from the 2016 average of $43 per barrel, but was 45% below the average in 2014. The year-over-year improvement in crude oil prices was driven by the belief that OPEC and Russia, its key ally in the effort to stabilize the global crude oil market, would be successful in cutting their production. However, improvements in crude oil prices rapidly translated into increased drilling activity in U.S. shale play developments in areas such as the Permian Basin in 2017, which is leading to higher domestic production. Spending in these regions, which began to improve in the second half of 2016 in response to higher crude oil prices, has positively influenced the overall drilling and completion activity in these regions and, therefore, the activity of our Well Site Services segment as well as for short-cycle products within our Offshore/Manufactured Products segment in 2017. Expectations with respect to the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.

Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain at their current levels or deteriorate further due to increases in global inventory levels, increasing domestic crude oil production, slowing growth rates in various global regions, use of alternatives, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase in the United States, India and China, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, continued crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued

reduction in global inventories, the timing of which is difficult to predict. If commodity prices do not continue to improve, or decline, demand for our products and services could continue to be weak or could decline further.

Natural gas prices improved slightly over the past year from an average of $2.52 per mmBtu in 2016 to an average of $2.99 per mmBtu during 2017. Customer spending in the natural gas shale plays has been limited due to associated natural gas being produced from unconventional oil wells in North America. If natural gas production growth surpasses demand growth in the United States, and/or if the supply of natural gas were to increase, whether from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period of time and could result in fewer rigs drilling for natural gas.

Recent WTI crude oil, Brent crude oil and natural gas pricing trends are as follows:

	Average price(1) for quarter ended				Average price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2017	$51.62	$48.14	$48.18	$55.27	$50.80
2016	33.35	45.46	44.85	49.14	43.29
2015	48.49	57.85	46.49	41.94	48.66
2014	98.68	103.35	97.87	73.21	93.17
Brent Crude (per bbl)
2017	$53.59	$49.59	$52.10	$61.40	$54.12
2016	33.84	45.57	45.80	49.11	43.67
2015	53.98	61.65	50.44	43.56	52.32
2014	108.14	109.69	101.90	76.43	98.97
Henry Hub Natural Gas (per mmBtu)
2017	$3.02	$3.08	$2.95	$2.90	$2.99
2016	1.99	2.15	2.88	3.04	2.52
2015	2.90	2.75	2.76	2.12	2.62
2014	5.18	4.61	3.96	3.78	4.37

(1)
Source: U.S. Energy Information Administration. As of February 12, 2018, WTI crude oil, Brent crude oil and natural gas traded at approximately $59.41 per barrel, $62.20 per barrel and $2.60 per mmBtu, respectively.

Overview

Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2015 and 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as "project-driven product revenue"). As a result, this segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies (“IOCs”) and state-run national oil companies (“NOCs”) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects, once approved for development, are less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2017, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements, have caused exploration and production companies to reevaluate their future capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. A few development projects were sanctioned in 2017 due to re-engineering of the projects and lower development costs, which led to an improvement in final investment decisions (“FIDs”) on these projects from the previous two years. Our bookings have declined, leading to substantially reduced backlog in 2017 relative to recent years. As a result, this segment’s project-driven revenue declined $169.4 million, or 57%, from 2016 and accounted for only 33% of the segment’s total revenue in 2017. Shorter-cycle manufactured products, sold primarily to the land-based completions market, are impacted by near-term fluctuations in commodity prices. For the year ended December 31, 2017, sales of these shorter-cycle products

(such as valves and elastomer products) for this segment increased 67% over the level reported last year due to the significant increase in U.S. land-based drilling and completion activity and represented 39% of the segment's total revenues in 2017. Revenues generated from sales of other products and services in 2017 decreased 13% from 2016 due primarily to reduced levels of service activity and represented 28% of the segment's total revenues in 2017.

Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a much slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $168 million at December 31, 2017, which is the lowest level reported since January 2006. The following table sets forth backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2017	$204	$202	$198	$168
2016	306	268	203	199
2015	474	409	394	340
2014	578	599	543	490

Our Well Site Services segment provides completion services and, to a lesser extent, land drilling services in the United States (including the Gulf of Mexico), Canada and the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services results, are particularly sensitive to near-term fluctuations in commodity prices given the call-out nature of our operations in the segment. While there has been notable improvement in 2017, Well Site Services continues to be significantly negatively affected by the material decline in crude oil prices since 2014.

Within this segment, our Completion Services business supplies equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the Completion Services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity throughout North America. Well complexity has increased with the continuing transition to multi-well pads and the drilling of longer lateral wells along with the increased number of frac stages completed in horizontal wells. Similarly, demand for our Drilling Services operations is driven by activity in our primary land drilling markets of the Permian Basin in West Texas, where we drill oil wells, and the U.S. Rocky Mountain area, where we drill both liquids-rich and natural gas wells.

Demand for our land drilling and completion services businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells drilled, total footage drilled, and the number of drilled wells that are completed. The following table sets forth a summary of the average North American drilling rig count, as measured by Baker Hughes, for the periods indicated.

	As of February 16, 2018	Average Rig Count for Year Ended December 31,
		2017	2016	2015	2014	2013
U.S. Land – Oil	782	684	390	723	1,486	1,334
U.S. Land – Natural gas and other	174	169	97	219	319	371
U.S. Offshore	19	23	25	35	57	56
Total U.S.	975	876	512	977	1,862	1,761
Canada	318	206	129	193	380	355
Total North America	1,293	1,082	641	1,170	2,242	2,116

The average North American rig count in 2017 increased 441 rigs, or 69%, from the level reported in 2016, in response to the increase in crude oil prices discussed above.

Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to rig count data published by Baker Hughes, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to much lower crude oil prices, totaling 747 rigs as of December 31, 2017 (with the U.S. oil rig count having troughed at 316 rigs in May 2016, which was the lowest oil rig count during this current cyclical downturn). As of December 31, 2017, oil-

directed drilling accounted for 80% of the total U.S. rig count – with the balance natural gas related. The U.S. natural gas-related working rig count declined from approximately 810 rigs at the beginning of 2012 to 81 rigs in August of 2016, a more than 29 year low. Total U.S. rig count has increased 525 rigs, or 130%, since troughing in May of 2016, largely due to improved crude oil prices, decreased service costs and improved technologies applied in the shale play regions of the United States.

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

Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the current pricing environment for crude oil and natural gas does not improve, or declines further, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position. Our customers have experienced a significant decline in their revenues and cash flows relative to the commodity price declines in 2015, 2016 and into 2017, with many experiencing a significant reduction in liquidity. Several exploration and production companies declared bankruptcy during 2015 and 2016, or had to exchange equity for the forgiveness of debt, and others were forced to sell assets in an effort to preserve liquidity. However, over the past twelve months, access to capital and debt markets have improved for certain of these customers.

Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, regulatory changes and changes in tax laws in the United States and international markets.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Recent Developments

In addition to capital spending, we have invested in acquisitions of businesses complementary to our growth strategy. Our acquisition strategy has allowed us to leverage our existing and acquired products and services into new geographic locations and has expanded the breadth of our technology and product offerings. We have made strategic and complementary acquisitions in each of our business segments in recent years.

During 2017, we acquired, as part of our Offshore/Manufactured Products segment, complementary intellectual property and assets to expand our global crane manufacturing and service operations as well as our riser testing, inspection and repair service offerings.

In addition, on December 12, 2017 we entered into an agreement to acquire GEODynamics, which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. The GEODynamics operations will be reported as a separate business segment beginning in the first quarter of 2018 under the name “Downhole Technologies.”

On January 12, 2018, we closed the GEODynamics Acquisition for a purchase price consisting of (i) $295 million in cash (net of cash acquired), which we funded through borrowings under our Revolving Credit Facility, (ii) approximately 8.66 million shares of our common stock (having a market value of approximately $295 million as of the closing date) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019. For the years ended December 31, 2017 and 2016, GEODynamics generated $166.4 million and $72.1 million of revenues, respectively, and $24.4 million and $0.1 million of net income, respectively.

Following the close of the GEODynamics Acquisition, we completed several financing transactions to extend the maturity of our debt while providing us with the flexibility to repay outstanding borrowings under our revolving credit facility with anticipated future cash flows from operations.

On January 30, 2018, we sold $200.0 million aggregate principal amount of our 1.50% convertible senior notes due 2023 through a private placement to qualified institutional buyers. We received net proceeds from the offering of the Notes of approximately $194.0 million, after deducting fees and estimated expenses. We used the net proceeds from the sale of the Notes to repay a portion of the borrowings outstanding under our Revolving Credit Facility, substantially all of which were drawn to fund the cash portion of the purchase price of the GEODynamics Acquisition.

Concurrently with the Notes offering, we amended our Revolving Credit Facility by entering into the Amended Revolving Credit Facility, to extend the maturity date of the facility to January 2022, permit the issuance of the Notes and provide for up to $350.0 million in borrowing capacity.

See Note 18, “Subsequent Events,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these recent developments.

Consolidated Results of Operations

Prior to the acquisition of GEODynamics, we managed and measured our business performance in two distinct operating segments: Well Site Services and Offshore/Manufactured Products. Selected financial information by business segment for years ended December 31, 2017, 2016 and 2015 is summarized as follows (dollars in thousands):

	Year Ended December 31,
			Variance 2017 vs. 2016			Variance 2016 vs. 2015
	2017	2016	$	%	2015	$	%
Revenues
Well Site Services -
Completion Services	$234,252	$163,060	$71,192	44%	$308,077	$(145,017)	(47)%
Drilling Services	54,462	22,594	31,868	141%	67,782	(45,188)	(67)%
Total Well Site Services	288,714	185,654	103,060	56%	375,859	(190,205)	(51)%
Offshore/Manufactured Products -
Project-driven products	126,960	296,368	(169,408)	(57)%	433,056	(136,688)	(32)%
Short-cycle products	147,463	88,291	59,172	67%	100,355	(12,064)	(12)%
Other products and services	107,490	124,131	(16,641)	(13)%	190,707	(66,576)	(35)%
Total Offshore/Manufactured Products	381,913	508,790	(126,877)	(25)%	724,118	(215,328)	(30)%
Total	$670,627	$694,444	$(23,817)	(3)%	$1,099,977	$(405,533)	(37)%

Product and service costs
Well Site Services -
Completion Services	$200,514	$153,356	$47,158	31%	$237,441	$(84,085)	(35)%
Drilling Services	47,999	21,797	26,202	120%	56,274	(34,477)	(61)%
Total Well Site Services	248,513	175,153	73,360	42%	293,715	(118,562)	(40)%
Offshore/Manufactured Products	272,243	351,617	(79,374)	(23)%	491,983	(140,366)	(29)%
Total	$520,756	$526,770	$(6,014)	(1)%	$785,698	$(258,928)	(33)%

Gross profit(1)
Well Site Services -
Completion Services	$33,739	$9,704	$24,035	248%	$70,636	$(60,932)	(86)%
Drilling Services	6,462	797	5,665	711%	11,508	(10,711)	(93)%
Total Well Site Services	40,201	10,501	29,700	283%	82,144	(71,643)	(87)%
Offshore/Manufactured Products	109,671	157,173	(47,502)	(30)%	232,135	(74,962)	(32)%
Total	$149,872	$167,674	$(17,802)	(11)%	$314,279	$(146,605)	(47)%

Gross profit as a percentage of revenues(1)
Well Site Services -
Completion Services	14%	6%	23%
Drilling Services	12%	4%	17%
Total Well Site Services	14%	6%	22%
Offshore/Manufactured Products	29%	31%	32%
Total	22%	24%	29%

(1)	Gross profit is computed by deducting product and service costs from revenues, and excludes depreciation expense. Gross profit as a percentage of revenues is also referred to herein as gross margin.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Net loss for the year ended December 31, 2017 was $84.9 million, or $(1.69) per diluted share, which included $3.4 million ($2.4 million after-tax, or $0.05 per diluted share) of severance, downsizing and other charges and $29.2 million ($0.58 per diluted share) of additional non-cash income tax expense related to U.S. tax law changes and a decision to carryback net operating losses incurred in 2016 against taxable income reported in 2014. Excluding these charges, the 2017 net loss would have been $53.3 million, or $(1.06) per diluted share. These results compare to a net loss of $46.4 million, or $(0.92) per diluted share, reported for the year ended December 31, 2016. Results for 2016 included $5.2 million ($3.3 million after-tax, or $0.06 per diluted share) of severance and other downsizing charges. Excluding the charges, net loss would have been $43.1 million, or $(0.86) per diluted share.

Our consolidated results of operations also reflect current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. In addition, investments in deepwater markets globally have slowed significantly since the start of the recent industry downturn in 2014.

Revenues. Consolidated revenues decreased $23.8 million, or 3%, in 2017 compared to 2016 due to declines in our Offshore/Manufactured Products segment, substantially offset by improvements in our Well Site Services segment. During 2017, over 50% of consolidated revenues were driven by U.S. shale play activity.

Our Well Site Services segment revenues increased $103.1 million, or 56%, in 2017 compared to 2016 due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues increased $71.2 million, or 44%, in 2017 compared to 2016, with the impact of a higher commodity price environment and lower service costs driving increased U.S. land-based activity, partially offset by the timing of customer activity in certain international markets. The number of Completion Services job tickets in 2017 increased 26% over the prior-year and revenue per Completion Services job increased 13% year-over-year as a result of higher completions activity, increased well completion complexity, a more favorable job mix and improved pricing. Our Drilling Services revenues increased $31.9 million, or 141%, to $54.5 million in 2017 from 2016 due to higher utilization of our land drilling rigs, which increased from an average of 12% during 2016 to an average of 29% in 2017, and increased dayrates.

Our Offshore/Manufactured Products segment revenues decreased $126.9 million, or 25%, in 2017 compared to 2016 primarily as a result of a decline in demand for deepwater project-driven products (primarily subsea pipeline infrastructure, offshore production and drilling products), lower levels of service activities and a backlog position that has trended significantly lower since mid-2014. These deepwater project-driven revenue declines were partially offset by a 67% increase in sales of our short-cycle products. Shorter-cycle products, such as elastomers and valves, have benefited from increased land-based drilling and completion activity in the United States. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace. Reflecting the impact of customer delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $199 million at December 31, 2016 to $168 million at December 31, 2017.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $6.0 million, or 1%, in 2017 compared to 2016 as a result of decreased cost of sales and services at our Offshore/Manufactured Products segment of $79.4 million or 23%, which was partially offset by a $73.4 million, or 42%, increase in cost of services at our Well Site Services segment. Consolidated gross profit as a percentage of revenues decreased from 24% in 2016 to 22% in 2017 with gross margin expansion within our Well Site Services segment offset by the impact of a significant reduction in sales of project-driven products in our Offshore/Manufactured Products segment.

Our Well Site Services segment cost of services increased $73.4 million, or 42%, in 2017 compared to 2016 as a result of a $47.2 million, or 31%, increase in Completion Services cost of services and a $26.2 million, or 120%, increase in service costs in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States. Costs increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during 2017. Our Well Site Services segment gross profit as a percentage of revenues increased from 6% in 2016 to 14% in 2017. Our Completion Services gross profit as a percentage of revenues increased from 6% in 2016 to 14% in 2017 primarily due to the increase in service revenues. Our Drilling Services gross profit as a percentage of revenues improved from 4% in 2016 to 12% in 2017 primarily due to increased rig utilization and cost absorption.

Our Offshore/Manufactured Products segment cost of sales decreased $79.4 million, or 23%, in 2017 compared to 2016 reflecting the decrease in project-driven revenues. Gross profit as a percentage of revenues decreased from 31% in 2016 to 29% in 2017, due primarily to the reported 57% decline in sales of project-driven products, which was partially offset by a 67% increase in sales of short-cycle products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.2 million, or 7%, in 2017 from the prior-year primarily due to the impact of cost reduction initiatives and lower employee severance-related charges in 2017, partially offset by higher incentive compensation accruals.

Depreciation and Amortization. Depreciation and amortization expense decreased $11.1 million, or 9%, in 2017 compared to 2016 primarily due to certain assets becoming fully depreciated coupled with overall lower levels of capital expenditures.

Other Operating (Income) Expense, Net. Other operating (income) expense, net moved from other operating income of $5.8 million in 2016 to other operating expense of $1.3 million in 2017, reflecting primarily the impact of foreign currency exchange gains or losses recognized in the respective periods.

Operating Loss. Our consolidated operating loss increased from $69.3 million in 2016 to $73.9 million in 2017 primarily as a result of a decrease in operating income from our Offshore/Manufactured Products segment of $48.9 million due to a continued decline in offshore-related activity, substantially offset by an improvement of $48.8 million in the operating losses from our Well Site Services segment. Corporate expenses were $52.9 million in 2017, an increase of $4.5 million from the prior-year due primarily to higher incentive compensation accruals, increased stock-based compensation expense and acquisition related expenses incurred in 2017.

Interest Expense and Interest Income. Net interest expense decreased $0.6 million, or 13%, in 2017 compared to 2016 primarily due to a reduction in average amounts outstanding under the Revolving Credit Facility partially offset by higher unused commitment fees paid to our lenders. Interest expense as a percentage of total debt outstanding increased from 6.5% in 2016 to 17.3% in 2017 due to an increased proportion of interest expense associated with unused commitment fees, lower average borrowings outstanding under the Revolving Credit Facility and non-cash amortization of debt issuance costs.

Income Tax Expense. Our income tax provision for 2017 was $7.4 million (an income tax benefit of $21.8 million, or 28.1% of pre-tax losses, after excluding the discrete charges discussed below) compared to an income tax benefit of $26.9 million, or 36.7% of pre-tax losses for 2016. The lower effective tax rate benefit in 2017 after excluding discrete charges was attributable to a shift in the mix between domestic pre-tax losses and foreign pre-tax income compared to the prior-year period and additional valuation allowances provided against net operating losses in certain domestic and foreign jurisdictions.

On December 22, 2017, the United States enacted Tax Reform Legislation which resulted in significant changes to U.S. tax and related law, including certain key federal income tax provisions applicable to multinational companies such as ours. As a result of the tax law changes, we recorded $28.2 million of incremental non-cash income tax expense related to the U.S. transition tax on our unremitted foreign subsidiary earnings and to provide valuation allowances against our foreign tax credit carryforwards (which were recorded as assets prior to U.S. tax reform). Additionally, we re-measured our other U.S. deferred tax assets and liabilities to reflect the lower U.S. corporate income tax rate which has been reduced from 35% to 21%. The Company also recorded a discrete tax charge of $1.0 million during the third quarter of 2017 related to the decision to carryback 2016 U.S. net operating losses against 2014 taxable income.

On a longer term basis, certain aspects of the Tax Reform Legislation are expected to have a positive impact on our future U.S. income tax expense, including the reduction in the U.S. corporate income tax rate.

Other Comprehensive Income (Loss). Other comprehensive income was $11.8 million in 2017 compared to a loss of $19.6 million in 2016 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For 2017 and 2016, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During 2017, exchange rates for the British pound strengthened compared to the U.S. dollar, while the Brazilian real weakened compared to the U.S. dollar. This compares to 2016, when exchange rates for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. The British pound was impacted by the United Kingdom’s vote to exit the European Union in late June 2016.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

Net loss from continuing operations for the year end December 31, 2016 was $46.4 million, or $(0.92) per diluted share, which included $5.2 million ($3.3 million after-tax, or $0.06 per diluted share) of severance and other downsizing charges. Excluding these charges, the net loss from continuing operations in 2016 would have been $43.1 million, or $(0.86) per diluted share. These results compare to net income from continuing operations of $28.4 million, or $0.55 per diluted share, reported for the year ended December 31, 2015. Results for 2015 included $6.4 million ($4.6 million after-tax, or $0.09 per diluted share) of severance and other downsizing charges, a $3.4 million ($2.4 million after-tax, or $0.05 per diluted share) provision for leasehold restoration and a higher effective tax rate driven primarily by a $4.1 million ($0.08 per diluted share) valuation allowance recorded against certain of our tax loss carry forwards in various international jurisdictions and $3.6 million ($0.07 per diluted share) in tax adjustments for certain prior period non-deductible items. Excluding the charges and the effect of the higher effective tax rate in 2015, net income from continuing operations would have been $43.1 million, or $0.84 per diluted share.

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

Our Offshore/Manufactured Products segment revenues decreased $215.3 million, or 30%, in 2016 compared to 2015 primarily as a result of lower contributions across most of the segment’s product lines, driven by a decline in demand for drilling products, production-related products and service activities as well as a backlog position that has trended lower since mid-2014. These revenue declines were partially offset by modest full-year increases in sales of subsea pipeline and shorter-cycle product revenues. Shorter-cycle products, such as elastomers, have benefited from increased land-based drilling and completion activity in the second half of 2016 in the United States. Backlog for the segment decreased to $199 million at December 31, 2016, from $340 million at December 31, 2015 and $490 million at December 31, 2014, due to project deferrals and delays in award timing resulting from the continued depressed commodity price environment.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $258.9 million, or 33%, in 2016 compared to 2015 as a result of decreased cost of sales and services at our Well Site Services and Offshore/Manufactured Products segments of $118.6 million, or 40%, and $140.3 million, or 29%, respectively. With cost of sales and services decreasing at a slower rate than our revenues, consolidated gross profit as a percentage of revenues decreased from 29% in 2015 to 24% in the 2016 due primarily to significantly lower margins realized in our Well Site Services segment in 2016.

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

Our Offshore/Manufactured Products segment cost of sales decreased $140.3 million, or 29%, in 2016 compared to 2015 in correlation with the decrease in revenues. Gross profit as a percentage of revenues remained generally constant (31% in 2016 compared to 32% in 2015).

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.6 million, or 7%, in 2016 compared to 2015 with the impact of reduced sales commissions, travel and entertainment expenses and compensation costs partially offset by higher provision for bad debt and professional fees.

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

Operating Income (Loss). Consolidated operating income (loss) moved from operating income of $55.0 million in 2015 to an operating loss of $69.3 million in 2016, driven by the impact of significant revenue declines due to lower industry activity and competitive industry pricing pressures. Well Site Services operating loss increased $63.7 million to $107.9 million in 2016 while Offshore/Manufactured Products operating income declined $59.3 million to $87.1 million in 2016. Corporate expenses were $48.5 million in 2016, compared to $47.2 million in 2015.

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

Income Tax Benefit (Provision). Our income tax provision for the year ended December 31, 2016 was an income tax benefit of $26.9 million, or 36.7% of pretax losses, compared to income tax expense of $22.2 million, or 43.9% of pretax income, for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2015 was influenced by a $4.1 million tax valuation allowance recorded against certain of our deferred tax assets and a $3.6 million deferred tax adjustment for certain prior period non-deductible items.

Other Comprehensive Loss. Other comprehensive loss decreased from $28.6 million in 2015 to $19.6 million in 2016 due primarily to fluctuations in the currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the year ended December 31, 2016, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During 2016, the exchange rate of the British pound weakened compared to the U.S. dollar, while the exchange rate of the Brazilian real strengthened compared to the U.S. dollar. The British pound was impacted by the United Kingdom’s vote to exit the European Union in late June 2016.

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund operating and capital expenditures, which in the past have included expanding and upgrading our Offshore/Manufactured Products manufacturing facilities and equipment, replacing and increasing Completion Services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and fund our stock repurchase program. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital market transactions.

As discussed under “Recent Developments” and below, we recently completed a number of strategic transactions in the furtherance of our growth strategy, which we believe should favorably impact our future results of operations and cash flows from operations as well as enhance our debt capital structure. See Note 18, “Subsequent Events,” to our Consolidated Financial Statements included in the Annual Report on Form 10‑K for additional information with respect to our acquisition of GEODynamics on January 12, 2018, our issuance of $200.0 million in principal amount of the Notes and an amendment of our Revolving Credit Facility extending its maturity to January 2022.

Operating Activities

Cash flows totaling $95.4 million were provided by operations during the year ended December 31, 2017 compared to $149.3 million provided by operations during the year ended December 31, 2016. During 2017 and 2016, $32.4 million and $90.3 million, respectively, was provided from net working capital reductions, which included decreases in accounts receivable and inventories.

Investing Activities

A total of $47.6 million in cash was used in investing activities during the year ended December 31, 2017, compared to $29.3 million used during the year ended December 31, 2016. Capital expenditures totaled $35.2 million and $29.7 million during the years ended December 31, 2017 and 2016, respectively. Capital expenditures in both years consisted principally of purchases of Completion Services equipment, expansion and upgrading of our Offshore/Manufactured Products segment facilities and various other capital spending initiatives. During 2017, we also invested $12.9 million within our Offshore/Manufactured Products segment to acquire complementary intellectual property and assets to expand our global crane manufacturing and service operations as well as our riser testing, inspection and repair service offerings.

On January 12, 2018, we acquired GEODynamics for a purchase price consisting of (i) $295 million in cash (net of cash acquired), which we funded through borrowings under our Revolving Credit Facility, (ii) approximately 8.66 million shares of our common stock (having a market value of approximately $295 million as of the closing date) and (iii) an unsecured $25 million promissory note.

We expect to spend between $60 million and $70 million in total capital expenditures during 2018 to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, to replace and upgrade our Completion Services equipment, to expand and maintain GEODynamics facilities and equipment and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At December 31, 2017, we had cash totaling $53.5 million, of which $48.1 million was held by our international subsidiaries. With the enactment of Tax Reform Legislation on December 22, 2017, we expect to use a portion of the cash held by our international subsidiaries to reduce borrowings in 2018 without triggering any incremental tax expense.

Financing Activities

Net cash of $65.1 million was used in financing activities during the year ended December 31, 2017, primarily attributable to the net repayment of $42.2 million in borrowings under the Revolving Credit Facility and repurchases of our common stock totaling $16.3 million. Net cash of $84.9 million was used in financing activities during the year ended December 31, 2016, primarily associated with the net repayment of $80.7 million in borrowings under the Revolving Credit Facility.

On January 12, 2018, we partially funded the GEODynamics Acquisition through borrowings available under our Revolving Credit Facility. On January 30, 2018, we issued $200.0 million in principal amount of our Notes and entered into our Amended Revolving Credit Facility, to extend the maturity of the facility to January 2022 and provide for total lender commitments of $350 million. Net proceeds from the Notes offering of approximately $194.0 million, after deducting discounts and estimated expenses, were used to repay a portion of amounts outstanding under the Revolving Credit Facility.

We believe that cash on hand, cash flow from operations and available borrowings under our Amended Revolving Credit Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and any issuance of additional equity securities could result in significant dilution to stockholders.

Revolving Credit Facility. Our Revolving Credit Facility was governed by the Credit Agreement dated as of May 28, 2014, as amended, (the "Credit Agreement") by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, Royal Bank of Canada, as syndication agent, and Compass Bank, as documentation agent. As of December 31, 2017, our Revolving Credit Facility was scheduled to mature on May 28, 2019. As of December 31, 2017, we had no borrowings outstanding under the Credit Agreement and we had $21.2 million of outstanding letters of credit, leaving $159.3 million available to be drawn under the Revolving Credit Facility. During 2017, our applicable margin over LIBOR was 1.50%. We also paid a quarterly commitment fee of 0.375% during 2017. Interest expense as a percentage of average total debt outstanding increased from 6.5% in 2016 to 17.3% in 2017. The increase in the weighted average interest rate was attributable to an increased proportion of interest expense associated with unused commitment fees, lower average borrowings outstanding under our Revolving Credit Facility, and non-cash amortization of debt issuance costs.

We amended and restated our Credit Agreement on January 30, 2018 with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other the financial institutions from time to time party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement governs our Amended Revolving Credit Facility. The Amended Revolving Credit Facility provides for up to $350 million in lender commitments and matures in January 2022. Under our Amended Revolving Credit Facility, $50 million is available for the issuance of letters of credit.

Amounts outstanding under our Amended Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% to 3.00%, or at a base rate plus a margin of 0.75% to 2.00%, in each case based on a ratio of our total net funded debt to consolidated EBITDA (as defined in the Amended Credit Agreement). We must also pay a quarterly commitment fee of 0.25% to 0.50%, based on our ratio of total net funded debt to consolidated EBITDA, on the unused commitments under the Amended Credit Agreement.

The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. Our financial covenants will give pro forma effect to the issuance of the Notes, the acquired businesses and the annualization of EBITDA for the acquired businesses for the fiscal quarters ending March 31, 2018 and June 30, 2018.

Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. Consolidated EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of December 31, 2017, we were in compliance with our debt covenants and expect to continue to be in compliance throughout 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our domestic subsidiaries. Our obligations under the Amended Credit Agreement are guaranteed by our significant domestic subsidiaries.

Under the Amended Credit Agreement, the occurrence of specified change of control events involving our Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

As of January 31, 2018, we had $97.0 million outstanding under the Amended Revolving Credit Facility and an additional $21.2 million of outstanding letters of credit.

1.50% Convertible Senior Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between us and Wells Fargo Bank, N.A., as trustee. Net proceeds, after deducting discounts and expenses, were approximately $194.0 million. We used the net proceeds to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture.

Noteholders may convert their Notes, at their option, upon certain circumstances as described in the Indenture. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at our election, based on the applicable conversion rate(s). If we elect to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.

The Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after February 15, 2021, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice.

If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

The initial carrying amount of the Notes recorded in our consolidated balance sheet in 2018 will be less than the $200.0 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We will record this difference as a debt discount, which will be amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense we recognize related to the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes.

Stock Repurchase Program. On July 29, 2015, our Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150.0 million of our common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018. During 2017, we repurchased 562 thousand shares of common stock under the program at a total cost of $16.3 million. No shares of our common stock were repurchased under the program in 2016. During 2015, a total of $105.9 million of our stock (2.7 million shares) were repurchased under these programs. The amount remaining under our current share repurchase authorization as of December 31, 2017 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Contractual Obligations. The following summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations (1)
Revolving Credit Facility	$—	$—	$—	$—	$—
1.50% Convertible Senior Notes	—	—	—	—	—
Promissory note	—	—	—	—	—
Other debt and capital leases	5,281	411	862	772	3,236
Purchase obligations	41,236	41,236	—	—	—
Non-cancelable operating lease obligations	25,767	8,842	9,137	3,394	4,394
Total contractual cash obligations	$72,284	$50,489	$9,999	$4,166	$7,630

(1)
As further discussed in Note 18, “Subsequent Events,” we acquired GEODynamics for a purchase price consisting of (i) $295 million in cash (net of cash acquired), which we funded through borrowings under our Revolving Credit Facility, (ii) approximately 8.66 million shares of our common stock and (iii) an unsecured $25.0 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019. In connection with the acquisition, we assumed non-cancellable operating lease obligations of approximately $15 million.

On January 30, 2018, we issued $200 million aggregate principal amount of the Notes. The Notes bear interest at a rate of 1.50% per year until maturity. Net proceeds, after deducting discounts and expenses, were approximately $194 million. We used the net proceeds to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
We amended and restated our Credit Agreement on January 30, 2018, to extend the maturity of Revolving Credit Facility to January 2022, permit the issuance of the Notes and provide for up to $350 million in borrowing capacity. As of January 31, 2018, we had $97.0 million outstanding under the Amended Revolving Credit Facility and an additional $21.2 million of outstanding letters of credit.

Registration Rights Agreement

In connection with the GEODynamics Acquisition, we issued approximately 8.66 million shares of our common stock to the entity from whom we acquired that business, and we granted that entity and certain other parties registration rights pursuant to a registration rights agreement in which we agreed, among other things, to (i) file and make effective a registration statement registering the resale of such shares, (ii) facilitate up to two underwritten offerings for such selling stockholders, (iii) facilitate certain block trades for such selling stockholders and (iv) provide certain piggyback registration rights to such selling stockholders. We filed a shelf registration statement for the resale of shares in accordance with the agreement on January 19, 2018.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

Tax Matters

See Note 2, "Summary of Significant Accounting Policies," and Note 12, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information with respect to tax matters.

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

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include income taxes, litigation, insurance claims, warranty claims, contractual claims and obligations and discontinued operations.

Tangible and Intangible Assets, including Goodwill

Our tangible long-lived assets totaled $498.9 million as of December 31, 2017. Our goodwill totaled $268.0 million, or 21%, of our total assets, as of December 31, 2017. Our other intangible assets totaled $50.3 million, or 4%, of our total assets, as of December 31, 2017. The assessment of impairment of long-lived assets, including intangibles, is conducted whenever changes in the facts and circumstances indicate a loss in value may have occurred. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows expected to be generated by our assets. The determination of the amount of impairment would be based on quoted market prices, if available, or upon our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether a decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment losses. Based on our December 2017 review, the carrying values of its asset groups are recoverable, and no impairment losses were recorded. However, a prolonged continuation of the current industry downturn may result in changes in our estimates of projected operating cash flows and could potentially cause us to impair the values of our long-lived assets, including finite-lived intangible assets.

We evaluate each reporting unit annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Our reporting units with goodwill as of December 31, 2017 include Offshore/Manufactured Products and Completion Services. There is no remaining goodwill in our Drilling Services reporting unit. As part of the goodwill impairment analysis, we may first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative assessment is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet would be assessed separately and different relevant events and circumstances would be evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative impairment test is performed. Accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative impairment test.

For 2017, given the impact of low crude oil prices on our operating results, we performed a full quantitative impairment test. For this test, we estimated the fair value of each reporting unit and compared that fair value to its book carrying value. As none of our reporting units have publicly quoted market prices, we determine the value that willing buyers and sellers would place on each reporting unit in a routine sale process (a Level 3 fair value measurement). In our analysis, we target a valuation that would be placed on the reporting unit by market participants based on historical and projected results throughout a full market cycle, not the value of the reporting unit based on trough or peak earnings. We utilize, depending on circumstances, a combination of trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables. We discount our projected cash flows using a long-term weighted average cost of capital for each reporting unit based on our estimate of investment returns that would be required by a market participant. The fair value of our reporting units is primarily affected by future oil and natural gas prices, anticipated spending by our customers, and the cost of capital. As part of our process to assess goodwill for impairment, we also compare the total market capitalization of the Company to the sum of the fair values of all of our reporting units to assess the reasonableness of the aggregated fair value. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered to be impaired and an impairment loss is recorded.

At the date of our goodwill impairment test in 2017, the fair value of our Offshore/Manufactured Products and Completion Services reporting units each substantially exceeded their carrying values. As of December 31, 2017, our market capitalization was $1.4 billion as compared to the carrying value of our equity of $1.1 billion. A prolonged continuation of the current industry downturn may result in changes in our estimates of forward cash flow timing and amounts, as well as comparable trading multiples, and may result in goodwill impairment losses.

Revenue and Cost Recognition

Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectability is probable and pricing is fixed and determinable. Our product sales terms do not include significant post-performance obligations. For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings. In our Well Site Services segment, service revenues are recognized based on a periodic (usually daily) rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as gains or losses on the disposition of assets after considering the write-off of the remaining net book value of the equipment. For Drilling Services contracts based on footage drilled, we recognize service revenues as footage is drilled. Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing our portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of our customers. Based on a review of these factors, we will establish or adjust allowances for specific customers. A substantial portion of our revenues come from international oil companies, international oilfield service companies, and government-owned or government-controlled oil companies. If worldwide oil and gas drilling activity were to continue to decline, the creditworthiness of our customers could deteriorate and they may be unable to pay their receivables, requiring additional allowances to be recorded. At December 31, 2017 and 2016, our allowance for bad debts totaled $7.3 million and $8.5 million, or 3.3% and 3.5% of gross accounts receivable, respectively. Historically, our charge-offs and provisions for the allowance for doubtful accounts in any given year have been immaterial to our consolidated financial statements.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. We determine reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. Our inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and our large installed base of specialized equipment used throughout the oilfield. Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The estimated carrying value of inventory is determined on an average cost or specific-identification method and depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for our customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. A reserve for excess, damaged and/or obsolete inventory is maintained based on the age, turnover or condition of the inventory. At December 31, 2017 and 2016, inventory reserves totaled $15.6 million and $14.8 million, or 8.5% and 7.8% of gross inventory, respectively.

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

Stock-Based Compensation

We estimate the fair value of stock compensation made pursuant to awards under our 2001 Equity Participation Plan (the “Plan”) on their respective dates of grant. An estimate of the fair value of each restricted stock award or stock option determines the amount of stock compensation expense, net of estimated forfeitures, that we will recognize in the future. We use the Black-Scholes-Merton “closed form” model to value stock options awarded under the Plan. The fair value of service-based restricted stock awarded under the Plan is determined by the quoted market price of the Company’s common stock on the date of grant. The fair value of performance-based restricted stock awards are valued using a Monte Carlo simulation model due to the inclusion of performance metrics that are not based solely on the performance of our Company’s common stock.

Income Taxes

We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act ("Tax Reform Legislation") was signed into law which enacts significant changes to U.S. tax and related laws, including certain key U.S. federal income tax provisions applicable to oilfield service and manufacturing companies such as the Company. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the SEC's Staff Accounting Bulletin No. 118 (“SAB No. 118”), we have recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on our income tax assets and liabilities as of December 31, 2017. We continue to collect additional information to support and refine our calculations of the impact of these changes on our operations and our recorded income tax assets and liabilities, which may result in adjustments through December 2018 as allowed under SAB No. 118.

Prior to December 22, 2017, the majority of our earnings from international subsidiaries were considered to be indefinitely reinvested outside of the United States and no provision for U.S. income taxes was made for these earnings. However, certain historical foreign earnings were not considered to be indefinitely reinvested outside of the United States and were subject to U.S income tax as earned. If any of our subsidiaries distributed earnings in the form of dividends or otherwise, we generally were subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. During 2016, we repatriated $20.1 million from our international subsidiaries which was used to reduce outstanding borrowings under our Revolving Credit Facility.

As of December 31, 2017, our total investment in foreign subsidiaries is considered to be permanently reinvested, except for cumulative foreign earnings deemed repatriated under the Tax Reform Legislation.

We record a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. This assessment requires analysis of changes in tax laws, available positive and negative evidence, including losses in recent years, reversals of temporary differences, forecasts of future income, assessment of future business assumptions and tax planning strategies. During 2017 and 2016, we recorded valuation allowances primarily with respect to net operating loss carryforwards of certain of our operations outside the United States. As a result of changes in U.S. tax laws in 2017, we recorded a valuation allowance with respect to our foreign tax credit carryforwards during the fourth quarter of 2017.

The calculation of our tax liabilities involves assessing uncertainties regarding the application of complex tax regulations. We recognize liabilities for tax expenses based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance permitted the use of either a full retrospective or modified retrospective transition method. We adopted this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. On January 1, 2018, we are required to recognize any cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Based on our detailed analysis of existing contracts with customers, we concluded the cumulative impact of the new standard was not material to our consolidated financial statements through January 1, 2018. In accordance with the guidance, we will expand our revenue recognition disclosures in 2018 to address the new qualitative and quantitative requirements. We will also be required to evaluate the implications of the new revenue recognition guidance on contracts with customers that we acquired in connection with the GEODynamics Acquisition (see Note 18, "Subsequent Events") and expect to complete this evaluation by March 31, 2018.

In February 2016, the FASB issued guidance on leases which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We will adopt this guidance on January 1, 2019. Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition of our leases. The income statement recognition appears similar to our current methodology. Our future obligations under operating leases as of December 31, 2017 are summarized in Note 13, “Commitments and Contingencies.”

In March 2016, the FASB issued guidance on employee share-based payment accounting which modifies existing guidance related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. We adopted this guidance on January 1, 2017. Adoption of this standard had no retrospective impact on our financial statements and the impact on our income tax provision during 2017 was not material.

In January 2017, the FASB issued guidance which simplifies the test of goodwill impairment. Under the revised standard, we are no longer required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance requires a prospective transition and permits early adoption for interim and annual goodwill impairment tests performed after January 1, 2017. We adopted this standard effective January 1, 2017. See Note 8, "Goodwill and Other Intangible Assets."

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

Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2017, we had no floating-rate obligations drawn under the Revolving Credit Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2017, our reported foreign currency exchange gains were $0.5 million and are included in “Other operating (income) expense, net” in the Consolidated Statements of Operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of December 31, 2017 and 2016, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.4 million and $2.2 million, respectively, related to expected cash flows denominated in Euros. As a result of currency contracts becoming ineffective in 2015, we recorded $0.4 million of foreign exchange loss related to amounts reclassified from accumulated other comprehensive loss into an expense on the statement operations in 2015.

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $70.3 million at December 31, 2016 to $58.5 million at December 31, 2017, primarily as a result of foreign currency exchange rate differences in the current year of $11.8 million. This other comprehensive income is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. As of December 31, 2017, the exchange rate of the British pound compared to the U.S. dollar strengthened by 9% compared to the exchange rate at December 31, 2016, while the exchange rate of the Brazilian real compared to the U.S. dollar weakened by 2% during the same period. As of December 31, 2016, the exchange rate of the British pound compared to the U.S. dollar weakened by 16% compared to the exchange rate at December 31, 2015, while the exchange rate of the Brazilian real compared to the U.S. dollar strengthened by 22% during the same period.

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

Item 9A. Controls and Procedures

(i) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Pursuant to section 906 of The Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the SEC. These certifications accompanied this report when filed with the SEC, but are not set forth herein.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this Annual Report on Form 10-K on page 59 and is incorporated herein by reference.

 (c) Changes in internal control over financial reporting.

During the Company's fourth fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors which have materially affected our internal control over financial reporting, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 that was not reported on a Form 8-K during such time.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(1)
Information concerning directors, including the Company's audit committee financial experts, appears in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(2)
Information with respect to executive officers appears in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(3)
Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures appear in the Company's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

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
Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

2.2	—
Stock Purchase Agreement, dated as of December 12, 2017, by and among GEODynamics B.V., GEODynamics, Inc., the Seller Shareholders, GD Development Corporation and Oil States International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 13, 2017 (File No. 001-16337)).

3.1	—
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001‑16337)).

3.2	—	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on March 13, 2009 (File No. 001‑16337)).

3.3	—
Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001‑16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S‑1, as filed with the SEC on November 7, 2000 (File No. 333‑43400)).

4.2	—
Registration Rights Agreement, dated as of January 12, 2018, between Oil States International, Inc., and GEODynamics B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2018 (File No. 001-16337)).

4.3	—
Indenture, dated January 30, 2018, between Oil States International, Inc., and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 1.50% Convertible Senior Notes Due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 2, 2018 (File No. 001-16337)).

10.1	—
Combination Agreement dated as of July 31, 2000 by and among Oil States International, Inc., HWC Energy Services, Inc., Merger Sub-HWC, Inc., Sooner Inc., Merger Sub-Sooner, Inc. and PTI Group Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S‑1, as filed with the SEC on August 10, 2000 (File No. 333‑43400)).

10.2+	—
Second Amended and Restated 2001 Equity Participation Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.3+	—
Deferred Compensation Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013 (File No. 001‑16337)).

10.4+	—
Annual Incentive Compensation Plan, dated January 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.5+	—
Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001‑16337)).

10.6+	—
Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S‑1, as filed with the SEC on December 12, 2000 (File No. 333‑43400)).

10.07	—
Amended and Restated Credit Agreement dated January 30, 2018, among the Company, Wells Fargo Bank, N.A., as administrative agent and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 2, 2018 (File No. 001-16337)).

10.08	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001‑16337)).

10.09+	—
Form of Director Stock Option Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005 (File No. 001‑16337)).

10.10+	—
Form of Employee Non Qualified Stock Option Agreement under the Company's Second Amended and Restated 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.11+	—
Form of Restricted Stock Agreement under the Company's Second Amended and Restated 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.12+	—
Form of Deferred Stock Performance Award Agreement under the Company’s Second Amended and Restated 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.13+	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8‑K as filed with the SEC on November 15, 2006 (File No. 001‑16337)).

10.14+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2005, as filed with the SEC on April 29, 2005 (File No. 001‑16337)).

10.15+	—
Form of Non-Employee Director Restricted Stock Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.22 to the Company's Report on Form 8‑K, as filed with the SEC on May 24, 2005 (File No. 001‑16337)).

10.16+	—
Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009 (File No. 001‑16337)).

10.17+	—
Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009 (File No. 001‑16337)).

10.18+	—	Deferred Stock Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 23, 2012 (File No. 001‑16337)).

10.19+	—
Deferred Stock Agreement effective February 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013 (File No. 001‑16337)).

10.20+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Lloyd A. Hajdik) effective December 9, 2013 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2013, as filed with the SEC on February 25, 2014 (File No. 001‑16337)).

10.21+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Lias J. Steen) effective May, 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014, as filed with the SEC on May 2, 2014 (File No. 001‑16337)).

10.22	—
Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.23	—
Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.24	—
Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.25	—
Transition Services Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.26+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Philip S. Moses) effective July 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on July 8, 2015 (File No. 001‑16337)).

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2018.

OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 20, 2018.

Signature		Title

*		Chairman of the Board
Mark G. Papa

/s/ Cindy B. Taylor		Director, President & Chief Executive Officer
Cindy B. Taylor		(Principal Executive Officer)

/s/ Lloyd A. Hajdik		Executive Vice President, Chief Financial Officer
Lloyd A. Hajdik		and Treasurer
(Principal Financial Officer)

/s/ Brian E. Taylor		Vice President, Controller and Chief Accounting Officer
Brian E. Taylor		(Principal Accounting Officer)

*		Director
Lawrence R. Dickerson

*		Director
S. James Nelson, Jr.

*		Director
Robert L. Potter

*		Director
Christopher T. Seaver

*		Director
William T. Van Kleef

*		Director
Stephen A. Wells

*By:	/s/ Lloyd A. Hajdik
Lloyd A. Hajdik, pursuant to a power of
attorney filed as Exhibit 24.1 to this
Annual Report on Form 10-K

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2000.

Houston, Texas
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oil States International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and related notes, and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2018

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Products	$303,802	$416,174	$561,018
Service	366,825	278,270	538,959
	670,627	694,444	1,099,977

Costs and expenses:
Product costs	219,466	288,270	395,137
Service costs	301,289	238,500	390,561
Selling, general and administrative expenses	114,816	124,033	132,664
Depreciation and amortization expense	107,667	118,720	131,257
Other operating (income) expense, net	1,261	(5,796)	(4,648)
	744,499	763,727	1,044,971
Operating income (loss)	(73,872)	(69,283)	55,006

Interest expense	(4,674)	(5,343)	(6,427)
Interest income	359	399	543
Other income	775	902	1,446
Income (loss) from continuing operations before income taxes	(77,412)	(73,325)	50,568
Income tax (provision) benefit	(7,438)	26,939	(22,197)
Net income (loss) from continuing operations	(84,850)	(46,386)	28,371
Net income (loss) from discontinued operations, net of tax	—	(4)	226
Net income (loss) attributable to Oil States	$(84,850)	$(46,390)	$28,597

Basic net income (loss) per share attributable to Oil States from:
Continuing operations	$(1.69)	$(0.92)	$0.55
Discontinued operations	—	—	0.01
Net income (loss)	$(1.69)	$(0.92)	$0.56

Diluted net income (loss) per share attributable to Oil States from:
Continuing operations	$(1.69)	$(0.92)	$0.55
Discontinued operations	—	—	0.01
Net income (loss)	$(1.69)	$(0.92)	$0.56

Weighted average number of common shares outstanding:
Basic	50,139	50,174	50,269
Diluted	50,139	50,174	50,335

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(84,850)	$(46,390)	$28,597

Other comprehensive income (loss):
Currency translation adjustments, net of tax	11,766	(19,778)	(27,957)
Unrealized gain on forward contracts, net of tax	—	—	307
Other	41	176	(948)
Comprehensive loss attributable to Oil States	$(73,043)	$(65,992)	$(1)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$53,459	$68,800
Accounts receivable, net	216,139	234,513
Inventories, net	168,285	175,490
Prepaid expenses and other current assets	18,054	11,174
Total current assets	455,937	489,977

Property, plant and equipment, net	498,890	553,402
Goodwill, net	268,009	263,369
Other intangible assets, net	50,265	52,746
Other noncurrent assets	28,410	24,404
Total assets	$1,301,511	$1,383,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$411	$538
Accounts payable	49,089	34,207
Accrued liabilities	45,889	45,333
Income taxes payable	1,647	5,839
Deferred revenue	18,234	21,315
Total current liabilities	115,270	107,232

Long-term debt and capitalized leases	4,870	45,388
Deferred income taxes	24,718	5,036
Other noncurrent liabilities	23,940	21,935
Total liabilities	168,798	179,591

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 62,721,698 shares and 62,295,870 shares issued, respectively	627	623
Additional paid-in capital	754,607	731,562
Retained earnings	1,048,623	1,133,473
Accumulated other comprehensive loss	(58,493)	(70,300)
Treasury stock, at cost, 11,632,276 and 10,921,509 shares, respectively	(612,651)	(591,051)
Total stockholders' equity	1,132,713	1,204,307
Total liabilities and stockholders' equity	$1,301,511	$1,383,898

The accompanying notes are an integral part of these financial statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid‑In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2014	$610	$685,232	$1,151,266	$(22,100)	$(474,351)	$1,340,657
Net income	—	—	28,597	—	—	28,597
Currency translation adjustment (excluding intercompany advances)	—	—	—	(24,191)	—	(24,191)
Currency translation adjustment on intercompany advances	—	—	—	(3,766)	—	(3,766)
Other comprehensive income	—	—	—	(948)	—	(948)
Unrealized gain on forward contracts, net of tax	—	—	—	307	—	307
Stock-based compensation expense:
Restricted stock	4	18,832	—	—	—	18,836
Stock options	—	2,942	—	—	—	2,942
Exercise/vesting of stock-based awards, including tax impact	3	5,977	—	—	—	5,980
Surrender of stock to settle taxes on stock option exercises and restricted stock awards	—	—	—	—	(6,826)	(6,826)
Stock repurchases	—	—	—	—	(105,916)	(105,916)
OIS common stock withdrawn from deferred compensation plan	—	(3)	—	—	3	—
Balance, December 31, 2015	617	712,980	1,179,863	(50,698)	(587,090)	1,255,672
Net loss	—	—	(46,390)	—	—	(46,390)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(23,802)	—	(23,802)
Currency translation adjustment on intercompany advances	—	—	—	4,024	—	4,024
Other comprehensive income	—	—	—	176	—	176
Stock-based compensation expense:
Restricted stock	6	18,899	—	—	—	18,905
Stock options	—	2,245	—	—	—	2,245
Exercise/vesting of stock-based awards, including tax impact	—	(2,609)	—	—	—	(2,609)
Surrender of stock to settle taxes on restricted stock awards		—	—	—	(3,980)	(3,980)
OIS common stock withdrawn from deferred compensation plan	—	47	—	—	19	66
Balance, December 31, 2016	623	731,562	1,133,473	(70,300)	(591,051)	1,204,307
Net loss	—	—	(84,850)	—	—	(84,850)
Currency translation adjustment (excluding intercompany advances)	—	—	—	11,316	—	11,316
Currency translation adjustment on intercompany advances	—	—	—	450	—	450
Other comprehensive income	—	—	—	41	—	41
Stock-based compensation expense:
Restricted stock	4	21,801	—	—	—	21,805
Stock options	—	1,244	—	—	—	1,244
Stock repurchases	—	—	—	—	(16,283)	(16,283)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(5,317)	(5,317)
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(84,850)	$(46,390)	$28,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	4	(226)
Depreciation and amortization	107,667	118,720	131,257
Stock-based compensation expense	23,049	21,322	21,778
Deferred income tax provision (benefit)	16,342	(37,606)	(3,173)
Amortization of deferred financing costs	1,158	785	780
Gain on disposal of assets	(700)	(802)	(1,274)
Tax impact of stock-based payment arrangements	—	—	(469)
Other, net	288	2,923	283
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	21,128	85,503	156,945
Inventories	11,339	32,158	17,777
Accounts payable and accrued liabilities	14,048	(27,716)	(98,354)
Income taxes payable	(4,126)	(1,930)	4,897
Other operating assets and liabilities, net	(9,961)	2,286	(3,050)
Net cash flows provided by continuing operating activities	95,382	149,257	255,768
Net cash flows provided by discontinued operating activities	—	—	353
Net cash flows provided by operating activities	95,382	149,257	256,121

Cash flows from investing activities:
Capital expenditures	(35,171)	(29,689)	(114,738)
Acquisitions of businesses, net of cash acquired	(12,859)	—	(33,427)
Proceeds from disposition of property, plant and equipment	2,134	1,532	2,655
Other, net	(1,719)	(1,135)	(1,686)
Net cash flows used in investing activities	(47,615)	(29,292)	(147,196)

Cash flows from financing activities:
Revolving credit facility repayments, net	(42,184)	(80,674)	(17,825)
Debt and capital lease repayments	(517)	(534)	(541)
Payment of financing costs	(759)	(72)	(2)
Purchase of treasury stock	(16,283)	—	(105,916)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(5,317)	(3,962)	(6,827)
Issuance of common stock from stock-based payment arrangements	—	367	5,920
Tax impact of stock-based payment arrangements	—	—	469
Net cash flows used in financing activities	(65,060)	(84,875)	(124,722)

Effect of exchange rate changes on cash	1,952	(2,263)	(1,493)
Net change in cash and cash equivalents	(15,341)	32,827	(17,290)
Cash and cash equivalents, beginning of year	68,800	35,973	53,263
Cash and cash equivalents, end of year	$53,459	$68,800	$35,973

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

The Company, through its subsidiaries, is a leading provider of specialty products and services to oil and gas companies throughout the world. We operate in a substantial number of the world's active crude oil and natural gas producing regions, onshore and offshore United States, Canada, West Africa, the North Sea, South America and Southeast and Central Asia. For the periods presented herein, the Company operated through two business segments – Offshore/Manufactured Products and Well Site Services.

As further discussed in Note 18, “Subsequent Events,” on January 12, 2018, we acquired GEODynamics, Inc., (“GEODynamics”), for total consideration of approximately $615 million (the “GEODynamics Acquisition”). GEODynamics provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. The GEODynamics operations will be reported as a separate business segment beginning in the first quarter of 2018 under the name “Downhole Technologies.”

During the first quarter of 2017, we modified the name of our “Offshore Products” segment to the “Offshore/Manufactured Products” segment given the higher proportional weighting of our shorter-cycle manufactured products (much of which is driven by land-based activity) to the total revenues generated by the segment. The Company has also provided supplemental disclosure in Note 15, “Segments and Related Information,” with respect to product and service revenues generated by the Offshore/Manufactured Products segment, including project-driven products, short-cycle products, and other products and services. There have been no operational, reporting or other material changes related to the Offshore/Manufactured Products segment.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, debt and foreign currency forward contracts. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Our reporting units with goodwill as of December 31, 2017 include Offshore/Manufactured Products and Completion Services. In our evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. We estimate the fair value of each reporting unit and compare that fair value to its book carrying value. We utilize, depending on circumstances, a combination of trading multiples analyses, discounted projected cash flow calculations with estimated terminal values and acquisition comparables. We discount our projected cash flows using a long-term weighted average cost of capital for each reporting unit based on our estimate of investment returns that would be required by a market participant. As part of our process to assess goodwill for impairment, we also compare the total market capitalization of the Company to the sum of the fair values of all of our reporting units to assess the reasonableness of the aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered to be impaired and an impairment loss is recorded. In the past three years, our goodwill impairment tests indicated that the fair value of each of our reporting units is greater than its carrying amount.

For other intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life. Based on the Company’s review, the carrying values of its other intangible assets are recoverable, and no impairment losses have been recorded for the periods presented.

See Note 8, "Goodwill and Other Intangible Assets."

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

See Note 8, "Goodwill and Other Intangible Assets."

Foreign Currency and Other Comprehensive Loss

Gains and losses resulting from balance sheet translation of international operations where the local currency is the functional currency are included as a separate component of accumulated other comprehensive loss within stockholders' equity representing substantially all of the balances within accumulated other comprehensive loss. Remeasurements of intercompany advances denominated in a currency other than the functional currency of the entity that are of a long-term investment nature are recognized as a component of other comprehensive loss within stockholders’ equity. Gains and losses resulting from balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany advances that are of a long-term investment nature, are included in the consolidated statements of operations within "other operating (income) expense, net" as incurred.

Currency Exchange Rate Risk

A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. We seek to manage our currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into currency exchange agreements with financial

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

institutions. As of December 31, 2017 and 2016, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.4 million and $2.2 million, respectively, related to expected cash flows denominated in Euros which have not been designated as accounting hedges. Currency exchange losses were $0.5 million in 2017, with exchange gains totaling $4.7 million and $3.7 million in 2016 and 2015, respectively, and were included in “other operating (income) expense, net.”

Revenue and Cost Recognition

Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectability is probable and pricing is fixed and determinable. Our product sales terms do not include significant post-performance obligations. For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of the Company’s estimates and materially impact the Company’s future reported earnings. In our Well Site Services segment, revenues are recognized based on a periodic (usually daily) rate or when the services are rendered. Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as gains or losses on the disposition of assets after considering the write-off of the remaining net book value of the equipment. For Drilling Services contracts based on footage drilled, we recognize revenues as footage is drilled. Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

See Note 4, "Recent Accounting Pronouncements," for discussion with respect to the Company's adoption of new guidance on recognition of revenue from contracts with customers on January 1, 2018.

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

As further discussed in Note 12, "Income Taxes," on December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act ("Tax Reform Legislation") was signed into law which enacts significant changes to U.S. tax and related laws, including certain key U.S. federal income tax provisions applicable to oilfield service and manufacturing companies such as the Company. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB No. 118”), the Company has recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on the Company’s income tax assets and liabilities as of December 31, 2017. The Company continues to collect additional information to support and refine its calculations of the impact of these changes on its operations and its recorded income tax assets and liabilities, which may result in adjustments through December 2018 as allowed under SAB No. 118.

Prior to December 22, 2017, the majority of the Company's earnings from international subsidiaries were considered to be indefinitely reinvested outside of the United States and no provision for U.S. income taxes was made for these earnings. However, certain historical foreign earnings were not considered to be indefinitely reinvested outside of the United States and were subject to U.S income tax as earned. If any of the Company's subsidiaries distributed earnings in the form of dividends or otherwise, the Company generally was subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. During 2016, we repatriated $20.1 million from our international subsidiaries which was used to reduce outstanding borrowings under our Revolving Credit Facility.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of December 31, 2017, the Company’s total investment in foreign subsidiaries is considered to be permanently reinvested, except for cumulative foreign earnings deemed repatriated under the Tax Reform Legislation.

The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. This assessment requires analysis of changes in tax laws, available positive and negative evidence, including losses in recent years, reversals of temporary differences, forecasts of future income, assessment of future business assumptions and tax planning strategies. During 2017 and 2016, we recorded valuation allowances primarily with respect to net operating loss carryforwards of certain of our operations outside the United States. As a result of changes in U.S. tax laws in 2017, we recorded a valuation allowance with respect to our foreign tax credit carryforwards during the fourth quarter of 2017.

The calculation of our tax liabilities involves assessing uncertainties regarding the application of complex tax regulations. We recognize liabilities for tax expenses based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Receivables and Concentration of Credit Risk

Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the worldwide oil and gas industry. Note 15, "Segments and Related Information," provides further information with respect to the Company's geographic revenues and significant customers. The Company evaluates the credit-worthiness of its significant, new and existing customers' financial condition and, generally, the Company does not require significant collateral from its customers.

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

Earnings per Share

Diluted earnings per share (“EPS”) amounts include the effect of the Company's outstanding stock options and restricted stock shares under the treasury stock method. We have shares of restricted stock issued and outstanding, which remain subject to vesting requirements. Holders of such shares of unvested restricted stock are entitled to the same liquidation and dividend rights as the holders of our outstanding common stock and are thus considered participating securities. Under applicable accounting guidance, the undistributed earnings, if any, for each period are allocated based on the participation rights of both the common stockholders and holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, we are required to compute earnings per share amounts under the two class method in periods in which we have earnings.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Stock-Based Compensation

The fair value of share-based payments is estimated using the quoted market price of the Company’s common stock and pricing models as of the date of grant as further discussed in Note 14, "Stock-Based and Deferred Compensation Plans." The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service-based awards, the Company issues performance-based awards, which are conditional based upon Company performance and may vest in an amount that will depend on the Company’s achievement of specified performance objectives.

Guarantees

Some product sales in our Offshore/Manufactured Products businesses are sold with an assurance warranty, generally ranging from 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region.

During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2017, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $21.2 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the percentage-of-completion method, valuation allowances recorded on deferred tax assets, reserves on inventory, allowances for doubtful accounts, warranty obligations and potential future adjustments related to contractual agreements. Actual results could materially differ from those estimates.

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include income taxes, litigation, insurance claims, warranty claims, contractual claims and obligations and discontinued operations.

Discontinued Operations

Net income (loss) from discontinued operations includes immaterial amounts in 2016 and 2015 related to the Company’s former accommodations business which was spun-off into a stand-alone, publicly-traded corporation in 2014 and its tubular services business which was sold in 2013. No components of our business have been disposed of or classified as held for sale subsequent to 2014.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

3. Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts as of December 31, 2017 and 2016 is presented below (in thousands):

	2017	2016
Accounts receivable, net:
Trade	$153,912	$173,087
Unbilled revenue	62,833	64,564
Other	6,710	5,372
Total accounts receivable	223,455	243,023
Allowance for doubtful accounts	(7,316)	(8,510)
	$216,139	$234,513

	2017	2016
Inventories, net:
Finished goods and purchased products	$82,990	$87,241
Work in process	30,689	30,584
Raw materials	70,255	72,514
Total inventories	183,934	190,339
Allowance for excess, damaged and/or obsolete inventory	(15,649)	(14,849)
	$168,285	$175,490

	2017	2016
Prepaid expenses and other current assets:
Income taxes receivable	$5,927	$430
Prepayments to vendors	2,962	877
Prepaid insurance	5,007	3,738
Prepaid non-income taxes	401	1,650
Other	3,757	4,479
	$18,054	$11,174

	Estimated Useful Life (in years)			2017	2016
Property, plant and equipment, net:
Land				$35,808	$31,683
Buildings and leasehold improvements	2	–	40	235,330	227,642
Machinery and equipment	1	–	28	458,458	455,873
Completion Services equipment	2	–	10	431,714	429,845
Office furniture and equipment	3	–	10	43,664	42,827
Vehicles	2	–	10	118,198	121,317
Construction in progress				34,557	27,519
Total property, plant and equipment				1,357,729	1,336,706
Accumulated depreciation				(858,839)	(783,304)
				$498,890	$553,402

Depreciation expense was $99.0 million, $110.5 million and $123.5 million for the years ended December 31, 2017, 2016 and 2015, respectively

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2017	2016
Other noncurrent assets:
Deferred compensation plan	$20,988	$18,772
Deferred income taxes	519	120
Other	6,903	5,512
	$28,410	$24,404

	2017	2016
Accrued liabilities:
Accrued compensation	$25,794	$23,131
Insurance liabilities	6,831	8,099
Accrued taxes, other than income taxes	3,591	2,461
Accrued leasehold restoration liability	838	766
Accrued product warranty reserves	654	1,113
Accrued commissions	1,335	1,305
Accrued claims	1,320	1,578
Other	5,526	6,880
	$45,889	$45,333

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance permitted the use of either a full retrospective or modified retrospective transition method. The Company adopted this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. On January 1, 2018, we are required to recognize any cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Based on our detailed analysis of existing contracts with customers, the Company concluded the cumulative impact of the new standard was not material to our consolidated financial statements through January 1, 2018. In accordance with the guidance, we will expand our revenue recognition disclosures in 2018 to address the new qualitative and quantitative requirements. We will also be required to evaluate the implications of the new revenue recognition guidance on contracts with customers that we acquired in connection with the GEODynamics Acquisition and expect to complete this evaluation by March 31, 2018.

In February 2016, the FASB issued guidance on leases which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance on January 1, 2019. Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition of our leases. The income statement recognition appears similar to our current methodology. The Company’s future undiscounted obligations under operating leases as of December 31, 2017 totaled $25.8 million as summarized in Note 13, “Commitments and Contingencies.”

In March 2016, the FASB issued guidance on employee share-based payment accounting which modifies existing guidance related to the accounting for forfeitures, employer tax withholding on stock-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The Company adopted this guidance on January 1, 2017. Adoption of this standard had no retrospective impact on the Company’s financial statements and the impact on the Company’s income tax provision during 2017 was not material.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In January 2017, the FASB issued guidance which simplifies the test of goodwill impairment. Under the revised standard, the Company is no longer required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. The revised guidance requires a prospective transition and permits early adoption for interim and annual goodwill impairment tests performed after January 1, 2017. The Company adopted this standard effective January 1, 2017. See Note 8, "Goodwill and Other Intangible Assets."

5. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $70.3 million at December 31, 2016 to $58.5 million at December 31, 2017, due primarily to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For 2017 and 2016, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the year ended December 31, 2017, the exchange rate of the British pound strengthened by 9% compared to the U.S. dollar, while the Brazilian real weakened by 2% compared to the U.S. dollar during the same period, contributing to other comprehensive income of $11.8 million. During the year ended December 31, 2016, the exchange rate of the British pound weakened by 16% compared to the U.S. dollar, while the Brazilian real strengthened by 22% compared to the U.S. dollar during the same period, contributing to other comprehensive loss of $19.6 million.

6. Acquisitions and Supplemental Cash Flow Information

In January 2017, our Offshore/Manufactured Products segment acquired the intellectual property and assets of complementary product lines to our global crane manufacturing and service operations. The acquisition included adding active heave compensation technology and knuckle-boom crane designs to our existing portfolio.

In April 2017, our Offshore/Manufactured Products segment acquired assets and intellectual property that are complementary to our riser testing, inspection and repair service offerings. This complementary technology allows the segment to provide automated inspection techniques either on board an offshore vessel or on the quayside, without the requirements to transport to a facility to remove the buoyancy materials.

In January 2015, our Offshore/Manufactured Products segment acquired Montgomery Machine Company, Inc. ("MMC"), which combines machining and proprietary cladding technology and services to manufacture high-specification components for the offshore capital equipment industry on a global basis. We believe that the acquisition of MMC has strengthened our Offshore/Manufactured Products segment’s position as a supplier of subsea components with enhanced capabilities, proprietary technology and logistical advantages.

Components of cash used in connection with these acquisitions as reflected in the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 are summarized as follows (in thousands):

	2017	2016	2015
Fair value of assets acquired including intangibles and goodwill	$12,859	$—	$39,505
Liabilities assumed	—	—	(6,026)
Cash acquired	—	—	(52)
Cash used in acquisition of business	$12,859	$—	$33,427

See Note 18, "Subsequent Events," for discussion of the GEODynamics Acquisition completed on January 12, 2018.

Cash paid during the years ended December 31, 2017, 2016 and 2015 for interest and income taxes (net of refunds) was as follows (in thousands):

	2017	2016	2015
Interest	$4,206	$3,942	$5,629
Income taxes, net of refunds	(174)	2,330	18,780

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Borrowings and repayments under the revolving credit facility during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Revolving credit facility borrowings	$206,015	$211,878	$379,467
Revolving credit facility repayments	(248,199)	(292,552)	(397,292)
Revolving credit facility repayments, net	$(42,184)	$(80,674)	$(17,825)

7. Net Income (Loss) Per Share

The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017	2016	2015
Numerators:
Net income (loss) from continuing operations	$(84,850)	$(46,386)	$28,371
Less: Income attributable to unvested restricted stock awards	—	—	(592)
Numerator for basic net income (loss) per share from continuing operations	(84,850)	(46,386)	27,779
Net income (loss) from discontinued operations, net of tax	—	(4)	226
Less: Income attributable to unvested restricted stock awards	—	—	(5)
Numerator for basic net income (loss) per share attributable to Oil States	(84,850)	(46,390)	28,000
Effect of dilutive securities:
Unvested restricted stock awards	—	—	1
Numerator for diluted net income (loss) per share attributable to Oil States	$(84,850)	$(46,390)	$28,001

Denominators:
Weighted average number of common shares outstanding	51,253	51,307	51,341
Less: Weighted average number of unvested restricted stock awards outstanding	(1,114)	(1,133)	(1,072)
Denominator for basic net income (loss) per share attributable to Oil States	50,139	50,174	50,269
Effect of dilutive securities:
Unvested restricted stock awards	—	—	9
Assumed exercise of stock options	—	—	57
	—	—	66
Denominator for diluted net income (loss) per share attributable to Oil States	50,139	50,174	50,335

Basic net income (loss) per share attributable to Oil States from:
Continuing operations	$(1.69)	$(0.92)	$0.55
Discontinued operations	—	—	0.01
Net income (loss)	$(1.69)	$(0.92)	$0.56

Diluted net income (loss) per share attributable to Oil States from:
Continuing operations	$(1.69)	$(0.92)	$0.55
Discontinued operations	—	—	0.01
Net income (loss)	$(1.69)	$(0.92)	$0.56

The calculation of diluted net income (loss) per share for the years ended December 31, 2017, 2016 and 2015 excluded 709,292 shares, 748,552 shares and 747,839 shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

8. Goodwill and Other Intangible Assets

The Company tests for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company had two reporting units, Offshore/Manufactured Products and Completion Services, with goodwill as of December 31, 2017. Goodwill is allocated to each of the reporting units based on actual acquisitions made by the Company and its subsidiaries. The Company recognizes an impairment loss for any amount by which the carrying amount of a reporting unit's goodwill exceeds the reporting unit's fair value of goodwill. Our assessment of potential goodwill impairment at each reporting unit uses, as appropriate in the current circumstance, comparative market multiples, discounted cash flow calculations and acquisition comparables to establish the reporting unit's fair value (a Level 3 fair value measurement).

The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment if there are indicators of impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. As of December 31, 2017 and 2016, no provision for impairment of other intangible assets was required.

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Well Site Services			Offshore / Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2015
Goodwill	$198,903	$22,767	$221,670	$159,412	$381,082
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	(117,295)
	104,375	—	104,375	159,412	263,787
Foreign currency translation and other changes	375	—	375	(793)	(418)
Balance as of December 31, 2016	$104,750	$—	$104,750	$158,619	$263,369

Balance as of December 31, 2016
Goodwill	$199,278	$22,767	$222,045	$158,619	$380,664
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	(117,295)
	104,750	—	104,750	158,619	263,369
Goodwill acquired	—	—	—	3,724	3,724
Foreign currency translation and other changes	353	—	353	563	916
Balance as of December 31, 2017	$105,103	$—	$105,103	$162,906	$268,009

Balance as of December 31, 2017
Goodwill	$199,631	$22,767	$222,398	$162,906	$385,304
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	(117,295)
	$105,103	$—	$105,103	$162,906	$268,009

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table presents the total gross carrying amount of intangibles and the total accumulated amortization for major intangible asset classes as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017		2016
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$44,557	$22,661	$44,557	$19,225
Patents/Technology/Know-how	35,762	15,844	30,167	12,482
Noncompete agreements	4,899	2,799	4,358	2,216
Tradenames and other	10,801	4,450	10,801	3,214
Total other intangible assets	$96,019	$45,754	$89,883	$37,137

The weighted average remaining amortization period for all intangible assets, other than goodwill, was 7.8 years as of December 31, 2017 and 8.2 years as of December 31, 2016. Total amortization expense is expected to be $8.5 million in 2018, $8.0 million in 2019, $6.5 million in 2020, $6.4 million in 2021 and $5.7 million in 2022. Amortization expense was $8.7 million, $8.2 million and $7.8 million in the years ended December 31, 2017, 2016 and 2015, respectively.

See Note 18, "Subsequent Events," for information with respect to the GEODynamics Acquisition completed on January 12, 2018.

9. Long-term Debt

As of December 31, 2017 and 2016, long-term debt consisted of the following (in thousands):

	2017	2016
Revolving Credit Facility(1)	$—	$40,230
Other debt and capital lease obligations	5,281	5,696
Total debt	5,281	45,926
Less: Current portion	(411)	(538)
Total long-term debt and capitalized leases	$4,870	$45,388

(1)
Presented net of $2.0 million of unamortized debt issuance costs as of December 31, 2016. Unamortized debt issuance costs of $1.6 million as of December 31, 2017 are classified in other noncurrent assets.

Scheduled maturities of total debt as of December 31, 2017, are as follows (in thousands):

2018	$411
2019	429
2020	433
2021	374
2022	398
Thereafter	3,236
$5,281

Credit Facility

The Company’s senior secured revolving credit facility (“Revolving Credit Facility”) was amended on December 12, 2017 to, among other things, expressly permit the GEODynamics Acquisition. In connection with this amendment, total commitments available under the Revolving Credit Facility were reduced from $600 million to $425 million and the ability to draw on an incremental accordion facility was removed. As of December 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility and $21.2 million in outstanding letters of credit, leaving $159.3 million available to be drawn under the Revolving Credit Facility. The total amount available to be drawn under our Revolving Credit Facility was less than the lender commitments as of December 31, 2017, due to the maximum leverage ratio covenant in our Revolving Credit Facility which serves to limit borrowings.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

At December 31, 2017, the Revolving Credit Facility was governed by a Credit Agreement dated as of May 28, 2014, as amended, (the "Credit Agreement") by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, the Swing Line Lender and an Issuing Bank, Royal Bank of Canada, as Syndication agent, and Compass Bank, as Documentation agent.

The following provides a summary of the more significant provisions of our Revolving Credit Facility during 2017.

	Through December 11, 2017	Following December 11, 2017
Interest rate on outstanding borrowings based on the Company's total leverage to EBITDA:
LIBOR based borrowings	LIBOR plus a margin of 1.50% to 2.50%	LIBOR plus a margin of 1.75% to 3.50%
Base rate-based borrowings	Base rate plus a margin of 0.50% to 1.50%	Base rate plus a margin of 0.75% to 2.50%

Commitment fee(1)	0.375% to 0.50%	0.375% to 0.50%

Significant covenants and restrictions:
Minimum interest coverage ratio(2)	greater than or equal to 3.0 to 1.0	greater than or equal to 3.0 to 1.0
Maximum leverage ratio(3)	no greater than 3.25 to 1.0	no greater than 3.75 to 1.0

(1)	Based on unused commitments under the Credit Agreement.

(2)	Defined as ratio of consolidated EBITDA to consolidated interest expense.

(3)	Defined as ratio of total debt to consolidated EBITDA.

Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest expense, as defined, exclude goodwill impairments, non-cash, stock-based compensation expense, losses on extinguishment of debt, debt discount amortization, and other non-cash charges. As of December 31, 2017, we were in compliance with our debt covenants.

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

As discussed in Note 18, "Subsequent Events," the Company amended and restated its Revolving Credit Facility on January 30, 2018 and contemporaneously issued $200 million principal amount of its 1.50% convertible senior notes due 2023.

10. Stockholders' Equity

The following table provides details with respect to changes in the number of shares of common stock, $0.01 par value, issued, held in treasury and outstanding during 2017.

	Issued	Treasury Stock	Outstanding
Shares of common stock - December 31, 2016	62,295,870	10,921,509	51,374,361
Restricted stock awards, net of forfeitures	425,828	—	425,828
Shares withheld for taxes on vesting of restricted stock awards	—	149,002	(149,002)
Purchase of treasury stock	—	561,765	(561,765)
Shares of common stock - December 31, 2017	62,721,698	11,632,276	51,089,422

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

As of December 31, 2017 and 2016, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.

On July 29, 2015, the Company’s Board of Directors approved the termination of our then existing share repurchase program and authorized a new program providing for the repurchase of up to $150 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018. During the year ended December 31, 2017, the Company repurchased 561,765 shares of common stock under the program at a total cost of $16.2 million. During 2016, there were no repurchases of our common stock compared to a total of $105.9 million (2,674,218 shares) repurchased under these programs during 2015. The amount remaining under our current share repurchase authorization as of December 31, 2017 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

As discussed in Note 18, "Subsequent Events," the Company issued 8.66 million shares of its common stock in connection with the GEODynamics Acquisition.

11. Retirement Plans

The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The Company recognized expense of $6.8 million, $6.8 million and $8.0 million, respectively, related to matching contributions under its various defined contribution plans during the years ended December 31, 2017, 2016 and 2015, respectively.

12. Income Taxes

Consolidated income (loss) from continuing operations before income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
United States	$(77,138)	$(113,512)	$(21,598)
Foreign	(274)	40,187	72,166
Total	$(77,412)	$(73,325)	$50,568

The components of the income tax provision (benefit) with respect to income (loss) from continuing operations for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Current:
Federal	$(11,288)	$(534)	$7,221
State	1,079	1,053	1,868
Foreign	1,305	10,148	16,281
	(8,904)	10,667	25,370
Deferred:
Federal	15,888	(34,816)	(5,656)
State	(729)	(2,807)	(496)
Foreign	1,183	17	2,979
	16,342	(37,606)	(3,173)
Total income tax provision (benefit)	$7,438	$(26,939)	$22,197

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

A reconciliation of the U.S. statutory tax provision (benefit) rate to the effective tax provision (benefit) rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
U.S. statutory tax provision (benefit) rate	(35.0)%	(35.0)%	35.0%
Effect of Tax Reform Legislation	36.4	—	—
Effect of foreign income taxed at different rates	(0.3)	(4.3)	(11.1)
Valuation allowance against tax assets	4.0	3.1	8.1
Non-deductible compensation	1.0	1.1	7.6
Other non-deductible expenses	2.7	2.0	4.5
Domestic manufacturing deduction	—	—	(2.6)
State income taxes, net of federal benefits	(1.4)	(2.1)	1.3
Other, net	2.2	(1.5)	1.1
Effective tax provision (benefit) rate	9.6%	(36.7)%	43.9%

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Foreign tax credit carryforwards	$27,009	$32,548
Net operating loss carryforwards	12,692	21,871
Employee benefits	12,013	18,060
Inventory reserves	5,546	7,152
Other reserves	1,653	2,939
Allowance for doubtful accounts	1,332	2,445
Other	299	668
Gross deferred tax asset	60,544	85,683
Valuation allowance	(37,904)	(7,033)
Net deferred tax asset	22,640	78,650
Deferred tax liabilities:
Tax over book depreciation	(31,535)	(62,403)
Intangible assets	(14,153)	(19,878)
Accrued liabilities	(856)	(1,016)
Deferred revenue	(295)	(268)
Deferred tax liability	(46,839)	(83,565)
Net deferred tax liability	$(24,199)	$(4,915)

	2017	2016
Balance sheet classification:
Other non-current assets	$519	$121
Deferred tax liability	(24,718)	(5,036)
Net deferred tax liability	$(24,199)	$(4,915)

On December 22, 2017, the United States enacted legislation commonly known as the Tax Cuts and Jobs Act (“Tax Reform Legislation”) which resulted in significant changes to U.S. tax and related laws, including certain key federal income tax provisions applicable to multinational companies such as the Company. These changes include, among others, the implementation of a territorial tax system with a one-time mandatory tax on undistributed foreign earnings of subsidiaries and a reduction in the U.S. corporate income tax rate to 21% from 35% beginning in 2018.

As a result of these U.S. tax law changes, the Company recorded a net charge of $28.2 million within income tax provision (benefit), consisting primarily of incremental income tax expense of $41.4 million related to the one-time, mandatory transition tax on the Company’s unremitted foreign subsidiary earnings (the "Transition Tax") and a valuation allowance established against the Company’s foreign tax credit carryforwards which were recorded as assets prior to Tax Reform Legislation, offset by a tax

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

benefit of $13.2 million related the remeasurement of the Company’s U.S. net deferred tax liabilities based on the new 21% U.S. corporate income tax rate. The Company does not expect to incur a material cash tax payable with respect to the Transition Tax.

The Tax Reform Legislation also includes many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, and potential incremental taxes related to certain foreign earnings. Many of these provisions do not apply to the Company until 2018. The Company is assessing the impact of such provisions of the Tax Reform Legislation. The Company’s net deferred tax liability, as of December 31, 2017, excludes the impact, if any, of potential future U.S. income taxes related to certain foreign activities and transactions as described in the Tax Reform Legislation.

The Company continues to examine the implications arising from the Transition Tax and other provisions of these new tax laws but believes the provisional estimates recorded reflect a reasonable estimate of the impact based on the information available to-date. As additional regulatory and accounting guidance becomes available and further information is obtained in connection with the preparation of the Company’s 2017 U.S. federal and various foreign income tax returns, the Company will record, if necessary, adjustments to these provisional estimates in 2018.

The ultimate impact of Tax Reform Legislation may differ from the Company’s provisional estimates, possibly materially, due to changes in the interpretations and assumptions made by the Company as well as additional regulatory and accounting guidance that may be issued and actions the Company may take as a result of the Tax Reform Legislation.

Additionally, during the third quarter of 2017 the Company decided to carryback its 2016 U.S. federal net operating loss ("NOL") to 2014 and received the related refund prior to December 31, 2017. The effect of the carryback resulted in the loss of certain previously claimed deductions. As a result, the Company recorded a discrete tax charge of $1.0 million in the period.

The Company had no U.S. federal NOL carryforwards as of December 31, 2017. The Company’s state NOL carryforwards as of December 31, 2017 totaled $75.2 million. As of December 31, 2017, the Company had NOL carryforwards related to certain of its international operations totaling $26.7 million, of which $14.9 million can be carried forward indefinitely. As of December 31, 2017 and 2016, the Company had recorded valuation allowances of $10.9 million and $7.0 million, respectively, with respect to state and foreign NOL carryforwards.

As of December 31, 2017, the Company’s foreign tax credit carryforwards totaled $27.0 million. These foreign tax credits will expire in varying amounts from 2021 to 2026. As discussed above, as a result of the enactment of Tax Reform Legislation, the Company provided a full valuation allowance on these foreign tax credits due to uncertainties with respect to its ability to utilize such credits in future periods.

Prior to December 22, 2017, appropriate U.S. and foreign income taxes were provided for earnings of foreign subsidiary companies that were expected to be remitted in the future. The cumulative amount of undistributed earnings of foreign subsidiaries that the Company intended to indefinitely reinvest, and upon which foreign taxes were accrued or paid but no deferred U.S. income taxes had been provided, was approximately $240 million at December 31, 2016. During 2016, we repatriated $20.1 million from our foreign subsidiaries which was used to reduce outstanding borrowings under our Revolving Credit Facility.

The Company files tax returns in the jurisdictions in which they are required. All of these returns are subject to examination or audit and possible adjustment as a result of assessments by taxing authorities. The Company believes that it has recorded sufficient tax liabilities and does not expect that the resolution of any examination or audit of its tax returns will have a material adverse effect on its consolidated operating results, financial condition or liquidity.

Tax years subsequent to 2013 remain open to U.S. federal tax audit. Our foreign subsidiaries' federal tax returns subsequent to 2011 are subject to audit by the various foreign tax authorities.

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

The total amount of unrecognized tax benefits as of December 31, 2017 and 2016 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company's provision for income taxes. As of December 31, 2017 and 2016, the Company had no accrued interest expense or penalties.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

13. Commitments and Contingencies

The Company leases a portion of its equipment, office space, computer equipment and vehicles under leases which expire at various dates. Minimum future operating lease obligations as of December 31, 2017, were as follows (in thousands):

Operating Leases
2018	$8,842
2019	5,836
2020	3,301
2021	2,073
2022	1,321
Thereafter	4,394
$25,767

Rental expense under operating leases was $9.1 million, $10.2 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In the ordinary course of conducting its business, the Company becomes involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During the preceding three years, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs are seeking recovery on their own behalf as well as on behalf of a class of similarly situated employees. Settlement of the class action against the Company was approved and a judgment was entered November 19, 2015. The Company has settled the vast majority of these claims and is evaluating potential settlements for the remaining individual plaintiffs’ claims which are not expected to be significant.

The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of the Company's products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses the Company has sold. In certain cases, we are entitled to indemnification from the sellers of businesses and, in other cases, the Company has indemnified the buyers of businesses from us. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14. Stock-Based and Deferred Compensation Plans

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of service-based restricted stock awarded is determined by the quoted market price of the Company’s common stock on the date of grant. The fair value of performance-based restricted awarded in 2017 and 2016 was valued using a Monte Carlo simulation model due to the inclusion of performance metrics that are not based solely on the performance of our Company’s common stock. The fair value of stock option awards is estimated using option-pricing models. The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Stock-based compensation pre-tax expense recognized in the years ended December 31, 2017, 2016 and 2015 totaled $23.0 million, $21.3 million and $21.8 million, respectively.

Restricted Stock Awards

The restricted stock program consists of a combination of service-based restricted stock and performance-based restricted stock. The number of performance-based restricted shares ultimately issued under the program is dependent upon our achievement

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of a predefined specific performance measures generally measured over a three-year period. The performance measure for the 2017 and 2016 awards are relative total stockholder return compared to a peer group of companies while the performance measure specified for the 2015 awards was average after-tax return on invested capital. The 2015 performance metric threshold was not achieved and no performance-based equity was earned for this award.

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

The following table presents the changes of restricted stock awards and related information for 2017:

	Service-based Restricted Stock		Performance-based Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares
Unvested, December 31, 2016	1,140,489	$35.07	157,925	$39.95	1,298,414
Granted	475,874	39.49	74,758	62.66	550,632
Performance adjustment	—	—	(73,130)	42.29	(73,130)
Vested	(477,798)	36.71	—	—	(477,798)
Forfeited	(50,046)	36.48	—	—	(50,046)
Unvested, December 31, 2017	1,088,519	36.22	159,553	49.52	1,248,072

The total fair value of restricted stock awards vested in 2017, 2016 and 2015 was $17.5 million, $11.8 million, and $18.9 million, respectively. As of December 31, 2017, there was $27.4 million of total compensation costs related to nonvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.5 years.

At December 31, 2017, approximately 871 thousand shares were available for future grant under the Equity Participation Plan.

Stock Options

The Company has not awarded stock options since 2015. The fair value of historical option grants were estimated on the date of grant using a Black Scholes Merton option pricing model. The fair value of options awarded in 2015 was calculated using the following assumptions: a risk-free weighted interest rate of 1.2%, a dividend yield of 0%, an expected life of 4.3 years and expected volatility of 37%.

The following table presents the changes in stock options outstanding and related information for the year ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding Options, December 31, 2016	715,095	$49.11	6.2	$—
Exercised	—	—
Forfeited/Expired	(21,818)	51.48
Outstanding Options, December 31, 2017	693,277	49.04	5.2	—

Exercisable Options, December 31, 2017	594,494	$49.03	5.0	$—

The weighted average fair value of options granted during 2015 was $13.32 per share. All options awarded in 2015 had a term of ten years and were granted with exercise prices at the grant date closing market price. The total intrinsic value of options exercised during 2016 and 2015 were $0.4 million and $12.4 million, respectively. Cash received by the Company from option exercises during 2016 and 2015 totaled $0.4 million and $5.9 million, respectively. The tax benefit realized for the tax deduction from stock options exercised during 2016 and 2015 totaled $0.1 million and $6.5 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table summarizes information for stock options outstanding as of December 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$41.49	–	$46.78	375,801	5.2	$44.70	318,303	$45.14
$49.33	–	$49.33	150,486	4.1	49.33	150,486	49.33
$58.54	–	$58.54	166,990	6.1	58.54	125,705	58.54
			693,277	5.2	49.04	594,494	49.03

Deferred Compensation Plan

The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") that permits eligible employees and directors to elect to defer the receipt of all or a portion of their directors’ fees and/or salary and annual bonuses. Employee contributions to the Deferred Compensation Plan are matched by the Company at the same percentage as if the employee was a participant in the Company's 401(k) Retirement Plan and was not subject to the IRS limitations on match-eligible compensation. The Deferred Compensation Plan also permits the Company to make discretionary contributions to any employee's account, although none have been made to date. Directors' contributions are not matched by the Company. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the participants' contributions on a basis equivalent to matching permitted under the Company's 401(k) Retirement Savings Plan. The vesting of contributions to the participants’ accounts is also equivalent to the vesting requirements of the Company's 401(k) Retirement Savings Plan. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the “Trust”) and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their individual accounts, including any discretionary contributions by the Company, in over 30 preapproved mutual funds held by the Trust which cover a variety of securities and mutual funds. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants' individual accounts within the Trust. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Deferred Compensation Plan in cash. As of December 31, 2017, Trust assets totaled $21.0 million, the majority of which is classified as “Other noncurrent assets” in the Company’s consolidated balance sheet. The fair value of the investments was based on quoted market prices in active markets (a Level 1 fair value measurement). Amounts payable to the plan participants at December 31, 2017, including the fair value of the shares of the Company's common stock that are reflected as treasury stock, was $21.2 million and is classified as "Other noncurrent liabilities" in the consolidated balance sheet. The Company accounts for the Deferred Compensation Plan in accordance with current accounting standards regarding the accounting for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested.

Increases or decreases in the value of the Trust assets, exclusive of the shares of common stock of the Company held by the trust, have been included as compensation adjustments in the consolidated statements of operations. Increases or decreases in the fair value of the deferred compensation liability, including the shares of common stock of the Company held by the Trust, while recorded as treasury stock, are also included as compensation adjustments in the consolidated statements of operations.

15. Segments and Related Information

For the periods presented, the Company operated through two reportable segments: Well Site Services and Offshore/Manufactured Products. The Company's reportable segments represent strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Acquisitions have been direct extensions to our business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 18, "Subsequent Events," for discussion of the GEODynamics Acquisition completed on January 12, 2018.

The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services as well as land drilling services. Our Completion Services operations provide solutions

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

to our customers using our completion tools and highly-trained personnel throughout our service offerings which include: wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in West Texas and the Rocky Mountain region of the United States. Separate business lines within the Well Site Services segment have been disclosed to provide additional detail with respect to its operations. Substantially all of the revenue generated by the Well Site Services segment are classified as service revenue in the consolidated statement of operations.

The Offshore/Manufactured Products segment designs, manufactures and markets capital equipment utilized on floating production systems, subsea pipeline infrastructure, and offshore drilling rigs and vessels, along with short-cycle and other products. Driven principally by longer-term customer investments for offshore oil and natural gas projects, “project-driven product” revenues include: flexible bearings, advanced connector systems, high-pressure riser systems, deepwater mooring systems, cranes, subsea pipeline products and blow-out preventer stack integration. “Short-cycle products” manufactured by the segment include: valves, elastomers and other specialty products generally used in the land-based drilling and completion markets. “Other products,” manufactured and offered by the segment, include a variety of products for use in industrial, military and other applications outside the oil and gas industry. The segment also offers a broad line of complementary, value-added services including: specialty welding, fabrication, cladding and machining services, offshore installation services, and inspection and repair services.

Corporate information includes corporate expenses, including those related to corporate governance, stock-based compensation and other infrastructure support, as well as impacts from corporate-wide decisions for which the individual operating units are not being evaluated.

Financial information by business segment for each of the three years ended December 31, 2017, 2016 and 2015, is summarized in the following table (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2017
Well Site Services -
Completion Services	$234,252	$63,528	$(45,169)	$17,303	$424,309
Drilling Services	54,462	18,513	(13,909)	3,529	72,876
Total Well Site Services	288,714	82,041	(59,078)	20,832	497,185
Offshore/Manufactured Products	381,913	24,596	38,155	13,484	760,079
Corporate	—	1,030	(52,949)	855	44,247
Total	$670,627	$107,667	$(73,872)	$35,171	$1,301,511

2016
Well Site Services -
Completion Services	$163,060	$70,031	$(83,636)	$10,418	$467,387
Drilling Services	22,594	23,366	(24,239)	962	78,081
Total Well Site Services	185,654	93,397	(107,875)	11,380	545,468
Offshore/Manufactured Products	508,790	24,205	87,084	17,515	810,464
Corporate	—	1,118	(48,492)	794	27,966
Total	$694,444	$118,720	$(69,283)	$29,689	$1,383,898

2015
Well Site Services -
Completion Services	$308,077	$75,612	$(26,280)	$55,336	$525,012
Drilling Services	67,782	26,889	(17,866)	12,097	103,156
Total Well Site Services	375,859	102,501	(44,146)	67,433	628,168
Offshore/Manufactured Products	724,118	27,416	146,389	46,615	930,871
Corporate	—	1,340	(47,237)	690	37,432
Total	$1,099,977	$131,257	$55,006	$114,738	$1,596,471

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table provides supplemental revenue information for the Offshore/Manufactured Products segment for the three years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Project-driven products	$126,960	$296,368	$433,056
Short-cycle products	147,463	88,291	100,355
Other products and services	107,490	124,131	190,707
	$381,913	$508,790	$724,118

One customer individually accounted for 16% of the Company's consolidated revenues and whose receivables individually accounted for 13% of the Company's consolidated accounts receivable in the year ended December 31, 2017. No customer accounted for more than 10% of the Company's revenues or accounts receivable in the years ended December 31, 2016 and 2015. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.

Financial information by geographic location for each of the three years ended December 31, 2017, 2016 and 2015, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany balances.

	United States	United Kingdom	Singapore	Other	Total
2017
Revenues from unaffiliated customers	$548,854	$59,909	$23,398	$38,466	$670,627
Long-lived assets	660,271	80,189	25,930	77,109	843,499
2016
Revenues from unaffiliated customers	$493,615	$111,565	$34,577	$54,687	$694,444
Long-lived assets	729,699	65,675	23,972	74,454	893,800
2015
Revenues from unaffiliated customers	$797,762	$170,536	$66,305	$65,374	$1,099,977
Long-lived assets	817,797	74,082	26,462	66,619	984,960

16. Valuation Allowances

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2017:
Allowance for doubtful accounts receivable	$8,510	$339	$(1,669)	$136	$7,316
Allowance for excess, damaged or obsolete inventory	14,849	2,494	(1,844)	150	15,649
Valuation allowance on deferred tax assets	7,033	30,772	—	99	37,904
Year Ended December 31, 2016:
Allowance for doubtful accounts receivable	$6,888	$2,275	$(400)	$(253)	$8,510
Allowance for excess, damaged or obsolete inventory	12,898	4,916	(2,756)	(209)	14,849
Valuation allowance on deferred tax assets	3,970	2,279	—	784	7,033
Year Ended December 31, 2015:
Allowance for doubtful accounts receivable	$7,125	$195	$(187)	$(245)	$6,888
Allowance for excess, damaged or obsolete inventory	9,876	5,487	(2,395)	(70)	12,898
Valuation allowance on deferred tax assets	—	3,970	—	—	3,970

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

17. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2017 and 2016 (in thousands, except per share amounts):

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
2017
Revenues	$151,467	$171,402	$164,048	$183,710
Gross profit(1)	32,555	39,554	34,859	42,904
Net loss from continuing operations	(17,678)	(14,246)	(15,031)	(37,895)
Basic and diluted net loss per share from continuing operations	(0.35)	(0.28)	(0.30)	(0.76)
2016
Revenues	$169,655	$175,849	$179,006	$169,934
Gross profit(1)	40,840	39,449	43,240	44,144
Net loss from continuing operations	(13,236)	(11,705)	(10,818)	(10,627)
Basic and diluted net loss per share from continuing operations	(0.26)	(0.23)	(0.22)	(0.21)

(1)	Represents "product and service revenues" less "product and service costs" included in the Company's consolidated statements of operations.

(2)	During the first quarter of 2017 and 2016, the Company recognized $0.8 million (pre-tax) and $1.6 million (pre-tax), respectively, of severance and other downsizing charges.

(3)	During the second quarter of 2017 and 2016, the Company recognized $0.8 million (pre-tax) and $1.1 million (pre-tax), respectively, of severance and other downsizing charges.

(4)
During the third quarter of 2017, the Company’s results of operations were adversely affected by Hurricane Harvey with lower revenues and under-absorption of manufacturing facility costs, primarily in its Offshore/Manufactured Products segment, and some field-level downtime due to employee dislocations resulting from the storm. During the third quarter of 2017, the Company also recognized $0.4 million (pre-tax) of severance and other downsizing charges and $1.0 million of discrete tax charges resulting from the decision to carryback 2016 U.S. net operating losses to 2014. In the third quarter of 2016, the Company recognized $2.0 million (pre-tax) of severance and other downsizing charges.

(5)
During the fourth quarter of 2017, the Company recorded $28.2 million of discrete tax charges resulting from the Tax Reform Legislation discussed in Note 12, "Income Taxes," and $1.4 million (pre-tax) of acquisition related expenses. In the fourth quarter of 2016, the Company recognized $0.6 million (pre-tax) of severance and other downsizing charges.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.

18. Subsequent Events

GEODynamics Acquisition

On January 12, 2018, the Company acquired GEODynamics for a purchase price consisting of (i) $295 million in cash (net of cash acquired), which we funded through borrowings under the Company's Revolving Credit Facility, (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million as of the closing date) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019 (the “GEODynamics Acquisition”). For the years ended December 31, 2017 and 2016, GEODynamics generated $166.4 million and $72.1 million of revenues, respectively, and $24.4 million and $0.1 million of net income, respectively.

With respect to the approximately 8.66 million shares of the Company's common stock issued in the GEODynamics Acquisition, the Company also entered into a registration rights agreement pursuant to which it agreed, among other things, to (i) file and make effective a registration statement registering the resale of such shares, (ii) facilitate up to two underwritten offerings for such selling stockholders, (iii) facilitate certain block trades for such selling stockholders and (iv) provide certain piggyback registration rights to such selling stockholders. We filed a shelf registration statement for the resale of shares in accordance with the agreement on January 19, 2018.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The GEODynamics Acquisition will be accounted for using the acquisition method of accounting. The following table summarizes the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed in the acquisition, based on GEODynamics' historical balance sheet as of December 31, 2017 (in thousands):

Accounts receivable, net	$35,848
Inventories, net	36,248
Property, plant and equipment	25,769
Intangible assets:
Customer relationships (weighted-average life of 20 years)	100,000
Patents/Technology/Know-how (weighted-average life of 17 years)	47,000
Tradenames (weighted-average life of 20 years)	34,000
Noncompete agreements (weighted-average life of 3 years)	18,000
Other assets	1,194
Accounts payable and accrued liabilities	(17,329)
Deferred income taxes	(46,940)
Other liabilities	(3,793)
Total identifiable net assets	229,997
Goodwill	385,210
Total net assets	$615,207

Consideration consists of:
Cash, net of cash acquired	$295,297
Oil States common stock	294,910
Promissory note	25,000
Total consideration	$615,207

The Company has not completed the purchase price allocation and these preliminary estimates are subject to revision. The final purchase price allocation will be determined when the Company has finalized the January 12, 2018 balance sheet of GEODynamics and completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation. The final allocation may include (1) changes in identifiable net assets, (2) changes in allocations to intangible assets such as tradenames, patents/technology/know-how and customer relationships as well as goodwill, (3) changes in fair values of property, plant and equipment and (4) other changes to assets and liabilities.

Supplemental Unaudited Pro Forma Financial Information

The following supplemental unaudited pro forma results of operations data gives pro forma effect to the consummation of the GEODynamics Acquisition as if it had occurred on January 1, 2016. The supplemental unaudited pro forma financial information was prepared based on historical financial information, adjusted to give pro forma effect to purchase accounting adjustments, interest expense, and related tax effects, among others. The supplemental pro forma financial information is unaudited and may not reflect what combined operations would have been were the acquisition to have occurred on January 1, 2016. As such, it is presented for informational purposes only (in thousands):

	Year ended December 31,
	2017	2016
Revenue	$837,066	$766,534
Net loss	(78,865)	(65,909)
Diluted loss per share	(1.34)	(1.12)

This supplemental unaudited pro forma results of operations data reflects adjustments required for business combinations and is based upon, among other things, preliminary estimates of the fair value of assets acquired and liabilities assumed and certain assumptions that the Company believes are reasonable. Revisions to the preliminary estimates of fair value may have a significant impact on the pro forma amounts of depreciation and amortization expense and income tax benefit.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Issuance of 1.50% Convertible Senior Notes

On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds, after deducting discounts and expenses, were approximately $194.0 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture.

Noteholders may convert their Notes, at their option, upon certain circumstances as described in the Indenture. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.

The Notes will be redeemable, in whole or in part, at the Company's option at any time, and from time to time, on or after February 15, 2021, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice.

If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

Amendment and Restatement of Credit Agreement

The Company amended and restated our Credit Agreement on January 30, 2018 (the “Amended Credit Agreement”), to extend the maturity of Revolving Credit Facility to January 2022, permit the issuance of the Notes discussed above and provide for up to $350 million in borrowing capacity (the "Amended Revolving Credit Facility"). Under the Amended Revolving Credit Facility, $50 million is available for the issuance of letters of credit.

Amounts outstanding under the Company's Amended Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% to 3.00%, or at a base rate plus a margin of 0.75% to 2.00%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA (as defined in the Amended Credit Agreement). The Company must also pay a quarterly commitment fee of 0.25% to 0.50%, based on the Company's ratio of total net funded debt to consolidated EBITDA, on the unused commitments under the Amended Credit Agreement.

The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, the Company must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. The financial covenants will give pro forma effect to the issuance of the Notes, the acquired businesses and the impact of annualized EBITDA for the acquired businesses for the fiscal quarters ending March 31, 2018 and June 30, 2018.

As of January 31, 2018, the Company had $97.0 million outstanding under the Amended Revolving Credit Facility and an additional $21.2 million of outstanding letters of credit.