Form 10-Q
period 2018-03-31
OIL STATES INTERNATIONAL, INC
filed 2018-04-27
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 23, 2018, the number of shares of common stock outstanding was 59,956,972.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Products	$128,826	$73,180
Service	124,750	78,287
	253,576	151,467

Costs and expenses:
Product costs	92,976	50,350
Service costs	96,914	68,562
Selling, general and administrative expense	34,195	27,730
Depreciation and amortization expense	29,190	27,980
Other operating expense, net	1,215	169
	254,490	174,791
Operating loss	(914)	(23,324)

Interest expense	(4,533)	(1,074)
Interest income	79	85
Other income (expense)	647	(3)
Loss before income taxes	(4,721)	(24,316)
Income tax benefit	1,229	6,638
Net loss	$(3,492)	$(17,678)

Net loss per share:
Basic	$(0.06)	$(0.35)
Diluted	(0.06)	(0.35)

Weighted average number of common shares outstanding:
Basic	57,787	50,418
Diluted	57,787	50,418

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,492)	$(17,678)

Other comprehensive income:
Currency translation adjustments	5,034	3,494
Comprehensive income (loss)	$1,542	$(14,184)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,145	$53,459
Accounts receivable, net	300,368	216,139
Inventories, net	204,211	168,285
Prepaid expenses and other current assets	23,913	18,054
Total current assets	553,637	455,937

Property, plant, and equipment, net	548,060	498,890
Goodwill, net	658,509	268,009
Other intangible assets, net	260,175	50,265
Other noncurrent assets	28,377	28,410
Total assets	$2,048,758	$1,301,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$535	$411
Accounts payable	60,663	49,089
Accrued liabilities	48,888	45,889
Income taxes payable	2,472	1,647
Deferred revenue	18,986	18,234
Total current liabilities	131,544	115,270

Long-term debt and capitalized leases	377,949	4,870
Deferred income taxes	58,047	24,718
Other noncurrent liabilities	25,203	23,940
Total liabilities	592,743	168,798

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 71,734,557 shares and 62,721,698 shares issued, respectively	717	627
Additional paid-in capital	1,080,216	754,607
Retained earnings	1,045,131	1,048,623
Accumulated other comprehensive loss	(53,459)	(58,493)
Treasury stock, at cost, 11,777,131 and 11,632,276 shares, respectively	(616,590)	(612,651)
Total stockholders’ equity	1,456,015	1,132,713
Total liabilities and stockholders’ equity	$2,048,758	$1,301,511

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(3,492)	—	—	(3,492)
Currency translation adjustments (excluding intercompany advances)	—	—	—	5,104	—	5,104
Currency translation adjustments on intercompany advances	—	—	—	(70)	—	(70)
Stock-based compensation expense:
Restricted stock	3	4,940	—	—	—	4,943
Stock options	—	206	—	—	—	206
Issuance of common stock in connection with GEODynamics acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes	—	25,640	—	—	—	25,640
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,939)	(3,939)
Balance, March 31, 2018	$717	$1,080,216	$1,045,131	$(53,459)	$(616,590)	$1,456,015

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,492)	$(17,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,190	27,980
Stock-based compensation expense	5,149	5,011
Deferred income tax provision (benefit)	1,807	(7,782)
Provision for bad debt	2,052	6
Gain on disposals of assets	(493)	(61)
Amortization of deferred financing costs	1,749	202
Other, net	9	—
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(27,094)	31,108
Inventories	1,719	(1,805)
Accounts payable and accrued liabilities	(19,905)	(2,747)
Income taxes payable	645	(1,730)
Other operating assets and liabilities, net	(3,587)	(946)
Net cash flows provided by (used in) operating activities	(12,251)	31,558

Cash flows from investing activities:
Capital expenditures	(14,238)	(5,817)
Acquisitions of businesses, net of cash acquired	(379,676)	(4,200)
Proceeds from disposition of property, plant and equipment	540	234
Other, net	(289)	(490)
Net cash flows used in investing activities	(393,663)	(10,273)

Cash flows from financing activities:
Issuance of 1.50% convertible senior notes	200,000	—
Revolving credit facility borrowings	622,369	46,788
Revolving credit facility repayments	(434,369)	(66,603)
Other debt and capital lease repayments, net	(132)	(136)
Payment of financing costs	(6,712)	—
Share added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,939)	(5,170)
Net cash flows provided by (used in) financing activities	377,217	(25,121)

Effect of exchange rate changes on cash and cash equivalents	383	238
Net change in cash and cash equivalents	(28,314)	(3,598)
Cash and cash equivalents, beginning of period	53,459	68,800
Cash and cash equivalents, end of period	$25,145	$65,202

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (referred to in this report as “we” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior-year amounts in the Company’s unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements. Our industry is cyclical and this cyclicality impacts our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows including our determination of whether a decline in value of our long-lived assets, including definite-lived intangibles, and/or goodwill has occurred.

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10‑K”).

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most then-current revenue recognition guidance, including industry-specific guidance (often referred to as "ASC 606"). The underlying principle is that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance permitted the use of either a full retrospective or modified retrospective transition method. The Company adopted this guidance on January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. On January 1, 2018, we were required to recognize any cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods were not retrospectively adjusted. Based on our analysis of existing contracts with customers, the Company concluded the cumulative impact of the new standard was not material to our consolidated financial statements through January 1, 2018. In accordance with the guidance, we have expanded our revenue recognition disclosures to address the new qualitative and quantitative requirements. See Note 12, "Segments, Revenue Recognition and Related Information."

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Business Acquisitions, Goodwill and Other Intangible Assets

GEODynamics Acquisition

On January 12, 2018, the Company acquired GEODynamics, Inc. ("GEODynamics") for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 6, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million as of the closing date of the acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019 (the “GEODynamics Acquisition”). GEODynamics’ results of operations have been included in the Company’s financial statements subsequent to the closing of the acquisition on January 12, 2018. The acquired GEODynamics operations, reported as the Downhole Technologies segment, contributed revenues of $45.8 million and operating income of $8.1 million for the period from January 12, 2018 through March 31, 2018. See Note 12, "Segments, Revenue Recognition and Related Information" for further information with respect to the Downhole Technologies segment operations.

With respect to the approximately 8.66 million shares of the Company's common stock issued in the GEODynamics Acquisition, the Company also entered into a registration rights agreement pursuant to which it agreed, among other things, to (i) file and make effective a registration statement registering the resale of such shares, (ii) facilitate up to two underwritten offerings for such selling stockholders, (iii) facilitate certain block trades for such selling stockholders and (iv) provide certain piggyback registration rights to such selling stockholders. The Company filed a shelf registration statement for the resale of shares in accordance with the agreement on January 19, 2018 and the selling stockholder sold approximately 5.93 million shares of the Company's common stock through an underwritten offering in late February 2018.

Falcon Acquisition

On February 28, 2018, the Company acquired Falcon Flowback Services, LLC (“Falcon”), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired), which is subject to customary post-closing purchase price adjustments. The Falcon acquisition was funded by borrowings under the Company's Amended Revolving Credit Facility (as defined in Note 6, "Long-term Debt"). Falcon’s results of operations have been included in the Company’s financial statements and reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.

Transaction-Related Costs

During the three months ended March 31, 2018 and December 31, 2017, the Company expensed transaction-related costs of $2.6 million and $1.4 million, respectively, which are included within selling, general and administrative expense.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The GeoDynamics and Falcon acquisitions have been accounted for using the acquisition method of accounting. The following table summarizes the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed in the acquisitions, as of their respective dates of acquisitions (in thousands):

	GEODynamics		Falcon
Accounts receivable, net	$37,282		$21,180
Inventories	36,140		242
Property, plant and equipment	25,769		30,000
Intangible assets
Customer relationships	100,000		13,500
Patents/Technology/Know-how	47,000		—
Tradenames	34,000		1,500
Noncompete agreements	18,000		1,100
Other assets	1,770		664
Accounts payable and accrued liabilities	(21,168)		(10,200)
Deferred income taxes	(23,560)	(a)	—
Other liabilities	(3,674)		(167)
Total identifiable net assets	251,559		57,819
Goodwill	363,781	(b)	26,427	(c)
Total net assets	$615,340		$84,246

Consideration consists of:
Cash, net of cash acquired	$295,430	$84,246
Oil States common stock	294,910	—
Promissory note	25,000	—
Total consideration	$615,340	$84,246

Intangible asset weighted-average useful lives (years):
Customer relationships	20	15
Patents/Technology/Know-how	17	n.a.
Tradenames	20	20
Noncompete agreements	3	3

a.
In connection with the acquisition accounting for GEODynamics, the Company provided deferred taxes related to, among other items, the estimated fair value adjustments for acquired property, plant and equipment, intangible assets and U.S. tax net operating loss carryforwards.

b.
The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of the Company and GEODynamics, as well as intangible assets which do not qualify for separate recognition. The amount of goodwill that is deductible for income tax purposes is not significant.

c.
The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of the Company and Falcon, as well as intangible assets which do not qualify for separate recognition. All goodwill is deductible for income tax purposes.

The Company has not completed the purchase price allocation for the GEODynamics and Falcon acquisitions and these preliminary estimates are subject to revision. The final purchase price allocation will be determined when the Company has finalized the opening balance sheet of each acquisition and completed the detailed valuations and necessary calculations. The final allocations could differ materially from the preliminary allocations. The final allocations may include (1) changes in identifiable net assets, (2) changes in allocations to intangible assets such as tradenames, patents/technology/know-how and customer relationships as well as goodwill, (3) changes in fair values of property, plant and equipment and deferred taxes and (4) other changes to assets and liabilities.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma results of operations data for the Company gives pro forma effect to the consummation of the GEODynamics and Falcon acquisitions as if they had occurred on January 1, 2017. The supplemental unaudited pro forma financial information for the Company was prepared based on historical financial information, adjusted to give pro forma effect to fair value adjustments on depreciation and amortization expense, interest expense, and related tax effects, among others. The pro forma results for the quarter ended March 31, 2018 reflect adjustments to exclude after-tax impact of transaction costs of $2.0 million. The supplemental pro forma financial information is unaudited and may not reflect what combined operations would have been were the acquisitions to have occurred on January 1, 2017. As such, it is presented for informational purposes only (in thousands, except per share amounts):

	Pro Forma
	Three Months Ended March 31,
	2018	2017
Revenue	$280,200	$199,079
Net loss	$(1,632)	$(20,610)
Diluted loss per share	$(0.03)	$(0.35)
Diluted weighted average common shares outstanding	58,811	59,021

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

Changes in the carrying amount of goodwill for the three month period ended March 31, 2018 were as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore / Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2017
Goodwill	$199,631	$22,767	$222,398	$—	$162,906	$385,304
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	105,103	—	105,103	—	162,906	268,009
Goodwill acquired	26,427	—	26,427	363,781	—	390,208
Foreign currency translation	—	—	—	—	292	292
Balance as of March 31, 2018	$131,530	$—	$131,530	$363,781	$163,198	$658,509

Balance as of March 31, 2018
Goodwill	$226,058	$22,767	$248,825	$363,781	$163,198	$775,804
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	$131,530	$—	$131,530	$363,781	$163,198	$658,509

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets

The following table presents the total gross carrying amount of intangibles and the total accumulated amortization for major intangible asset classes as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$159,557	$24,671	$44,557	$22,661
Patents/Technology/Know-how	83,152	17,473	35,762	15,844
Noncompete agreements	23,729	3,933	4,899	2,799
Tradenames and other	42,937	3,123	10,801	4,450
Total other intangible assets	$309,375	$49,200	$96,019	$45,754

The weighted average remaining amortization period for all intangible assets, other than goodwill, was 15.6 years as of March 31, 2018 and 7.8 years as of December 31, 2017. Total amortization expense is expected to total $19.7 million over the balance of 2018, $24.9 million in 2019, $23.1 million in 2020, $17.1 million in 2021 and $16.2 million in 2022. Amortization expense was $5.6 million and $2.1 million in the three months ended March 31, 2018 and 2017, respectively.

4.	Details of Selected Balance Sheet Accounts

Additional information regarding selected balance sheet accounts at March 31, 2018 and December 31, 2017 is presented below (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, net:
Trade	$239,806	$153,912
Unbilled revenue	29,719	21,638
Contract assets (see Note 12)	30,176	41,195
Other	11,151	6,710
Total accounts receivable	310,852	223,455
Allowance for doubtful accounts	(10,484)	(7,316)
	$300,368	$216,139

	March 31, 2018	December 31, 2017
Inventories, net:
Finished goods and purchased products	$92,089	$82,990
Work in process	28,610	30,689
Raw materials	101,145	70,255
Total inventories	221,844	183,934
Allowance for excess or obsolete inventory	(17,633)	(15,649)
	$204,211	$168,285

	March 31, 2018	December 31, 2017
Prepaid expenses and other current assets:
Income taxes receivable	$10,559	$5,927
Prepayments to vendors	3,102	2,962
Prepaid insurance	4,502	5,007
Other	5,750	4,158
	$23,913	$18,054

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (years)			March 31, 2018	December 31, 2017
Property, plant and equipment, net:
Land				$36,128	$35,808
Buildings and leasehold improvements	2	–	40	245,192	235,330
Machinery and equipment	1	–	28	477,699	458,458
Completion services equipment	2	–	10	464,204	431,714
Office furniture and equipment	3	–	10	44,501	43,664
Vehicles	2	–	10	118,847	118,198
Construction in progress				42,153	34,557
Total property, plant and equipment				1,428,724	1,357,729
Accumulated depreciation				(880,664)	(858,839)
				$548,060	$498,890

	March 31, 2018	December 31, 2017
Other noncurrent assets:
Deferred compensation plan	$22,189	$20,988
Deferred income taxes	654	519
Other	5,534	6,903
	$28,377	$28,410

	March 31, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$19,882	$25,794
Insurance liabilities	7,273	6,831
Accrued taxes, other than income taxes	7,743	3,591
Accrued commissions	1,816	1,335
Accrued transaction-related costs	1,427	—
Accrued claims	1,415	1,320
Other	9,332	7,018
	$48,888	$45,889

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

5.	Net Loss Per Share

The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerators:
Net loss	$(3,492)	$(17,678)
Less: Income attributable to unvested restricted stock awards	—	—
Numerator for basic net loss per share	(3,492)	(17,678)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net loss per share	$(3,492)	$(17,678)

Denominators:
Weighted average number of common shares outstanding	58,814	51,547
Less: Weighted average number of unvested restricted stock awards outstanding	(1,027)	(1,129)
Denominator for basic net loss per share	57,787	50,418
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Assumed exercise of stock options	—	—
1.50% convertible senior notes (see Note 6)	—	—
	—	—
Denominator for diluted net loss per share	57,787	50,418

Net loss per share:
Basic	$(0.06)	$(0.35)
Diluted	(0.06)	(0.35)

The calculation of diluted net loss per share for the three months ended March 31, 2018 and 2017 excluded 700 thousand shares and 721 thousand shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were excluded for three months ended March 31, 2018, due to their antidilutive effect.

6.	Long-term Debt

As of March 31, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility(1)	$185,798	$—
1.50% convertible senior notes(2)	161,736	—
Promissory note	25,000	—
Capital lease obligations and other debt	5,950	5,281
Total debt	378,484	5,281
Less: Current portion	(535)	(411)
Total long-term debt and capitalized leases	$377,949	$4,870

(1)
Presented net of $2.2 million of unamortized debt discount and issuance costs as of March 31, 2018. Unamortized debt issuance costs of $1.6 million as of December 31, 2017 are classified in other noncurrent assets.

(2)	The principal amount of the 1.50% convertible senior notes is $200.0 million. See "Issuance of 1.50% Convertible Senior Notes" below.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Revolving Credit Facility

Prior to January 30, 2018, the Company's senior secured revolving credit facility (the "Revolving Credit Facility") was governed by a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other the financial institutions from time to time party thereto, dated as of May 28, 2014, as amended, (the "Credit Agreement") that was scheduled to mature on May 28, 2019. On January 30, 2018, the Company amended the Revolving Credit Facility and amended and restated the Credit Agreement (the "Amended Revolving Credit Facility" and "Amended Credit Agreement", respectively), to extend the maturity to January 2022 and permit the issuance of convertible senior notes as discussed below. The Amended Credit Agreement governs our Amended Revolving Credit Facility. The Amended Revolving Credit Facility provides for $350 million in lender commitments with an option to increase the maximum borrowings to $500 million subject to additional lender commitments prior to its maturity on January 30, 2022. Under the Amended Revolving Credit Facility, $50 million is available for the issuance of letters of credit.

As of March 31, 2018, the Company had $188.0 million of borrowings outstanding under the Amended Credit Agreement, leaving $101.1 million available to be drawn under the Amended Revolving Credit Facility. Additionally, as of March 31, 2018, the Company had $20.9 million of outstanding letters of credit. The total amount available to be drawn under our Amended Revolving Credit Facility was less than the lender commitments as of March 31, 2018, due to limits imposed by maintenance covenants in the Amended Credit Agreement.

Amounts outstanding under the Amended Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% to 3.00%, or at a base rate plus a margin of 0.75% to 2.00%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA (as defined in the Amended Credit Agreement). The Company must also pay a quarterly commitment fee of 0.25% to 0.50%, based on the Company's ratio of total net funded debt to consolidated EBITDA, on the unused commitments under the Amended Credit Agreement. In connection with the amendment and restatement of the Credit Agreement, the Company expensed $0.4 million of previously deferred financing costs in the first quarter of 2018, which is included in interest expense.

The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. The financial covenants give pro forma effect to the issuance of the convertible senior notes discussed below, acquired businesses and the annualization of EBITDA for acquired businesses for the fiscal quarters ending March 31, 2018 and June 30, 2018.

Each of the factors considered in the calculation of these ratios are defined in the Amended Credit Agreement. Consolidated EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of the Company's assets and the assets of its domestic subsidiaries. The Company's obligations under the Amended Credit Agreement are guaranteed by its significant domestic subsidiaries. The Amended Credit Agreement also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions.

Under the Amended Credit Agreement, the occurrence of specified change of control events involving the Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.

As of March 31, 2018, the Company was in compliance with its debt covenants.

Issuance of 1.50% Convertible Senior Notes

On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Bank, National Association, as trustee. Net proceeds from the Notes, after deducting discounts and expenses, were approximately $194.0 million, which was used by the Company to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

The initial carrying amount of the Notes recorded in the condensed consolidated balance sheet as of March 31, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded this difference of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0% and is greater than the cash interest payments the Company will pay on the Notes. Interest expense associated with the Notes for the quarter ended March 31, 2018 was $1.6 million.

The following table presents the carrying amount of the Notes in the condensed consolidated balance sheets (in thousands):

March 31, 2018
Principal amount of the liability component	$200,000
Less: Unamortized discount	33,423
Less: Unamortized issuance costs	4,841
Net carrying amount of the liability	$161,736

Carrying amount of the equity component in additional paid-in capital, net of deferred taxes of $7,744	$25,640

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture. The Company’s intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of the Company’s common stock.

Noteholders may convert their Notes, at their option only in the following circumstances: (1) if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (4) if the Company calls the Notes for redemption, or at any time from, and including, November 15, 2022 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.

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

If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the indenture. As of March 31, 2018, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Because it is the Company's intent to settle the principal portion of the Notes in cash, the Company uses the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature.

Promissory Note

In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and matures on July 12, 2019.

7.	Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables, debt instruments and foreign currency forward contracts. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying condensed consolidated balance sheets approximate their fair values. The Company believes the fair value of the Notes as of March 31, 2018 approximates the proceeds received by the Company, given the relative proximity to the date of issuance of January 30, 2018.

8.	Changes in Common Stock Outstanding

The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first quarter of 2018:

Shares of common stock outstanding – December 31, 2017	51,089,422
Acquisition of GEODynamics	8,661,083
Restricted stock awards, net of forfeitures	351,776
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(144,855)
Shares of common stock outstanding – March 31, 2018	59,957,426

As of March 31, 2018 and December 31, 2017, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.

On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018. During the first quarter of 2018, the Company did not repurchase any shares of common stock under the program. The amount remaining under our share repurchase authorization as of March 31, 2018 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $58.5 million at December 31, 2017 to $53.5 million at March 31, 2018, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three months ended March 31, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of March 31, 2018, the exchange rate for the British pound compared to the U.S. dollar strengthened by 4% compared to the exchange rate at December 31, 2017 while the exchange rate for the Brazilian real remained relatively consistent, contributing to other comprehensive income of $5.0 million reported for the three months ended March 31, 2018. During the first quarter of 2017, the exchange rates for the British pound and the Brazilian real strengthened by 1% and 2%, compared to the U.S. dollar, contributing to other comprehensive income of $3.5 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	Stock-based Compensation

The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the three months ended March 31, 2018.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2017	693,277	1,088,519	159,553
Granted	—	367,668	46,378
Vested/Exercised	—	(471,695)	—
Forfeited	(514)	(15,892)	—
Outstanding – March 31, 2018	692,763	968,600	205,931
Weighted average grant date fair value (2018 awards)	$—	$28.75	$28.75

The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. The service-based restricted stock awards generally vest on a straight-line basis over their term, which is generally three to four years. The number of performance-based restricted shares ultimately issued under the program is dependent upon our achievement of a predefined specific performance measures generally measured over a three-year period. In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for outstanding awards as of December 31, 2017 is relative total stockholder return compared to our peer group of companies.

The performance measure for performance-based stock units granted during the first quarter of 2018 is based on the Company's EBITDA growth rate over a three-year period. Additionally, the Company issued conditional phantom units totaling 46,378 units, with the ultimate number of phantom units to be awarded ranging from zero to a maximum of 92,756 units. These phantom units represent a hypothetical interest in the Company’s common stock, and, once vested, are settled in cash. The performance measure for these phantom units is relative stockholder return compared to our peer group of companies. The obligation related to the phantom units is classified as a liability and remeasured at the end of each reporting period.

Stock-based compensation pre-tax expense recognized in the three-month periods ended March 31, 2018 and 2017 totaled $5.2 million and $5.0 million, respectively. As of March 31, 2018, there was $33.2 million of pre-tax compensation costs related to service-based and performance-based stock awards and unvested stock options, which will be recognized in future periods as vesting conditions are satisfied.

11.	Income Taxes

The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the three months ended March 31, 2018, the Company's income tax benefit was $1.2 million, or 26.0% of pre-tax losses. This compares to an income tax benefit of $6.6 million, or 27.3% of pre-tax losses for the three months ended March 31, 2017.

On December 22, 2017, the United States enacted legislation commonly known as the Tax Cuts and Jobs Act (“Tax Reform Legislation”) which resulted in significant changes to U.S. tax and related laws, including certain key federal income tax provisions applicable to multinational companies such as the Company. These changes include, among others, the implementation of a territorial tax system with a one-time mandatory tax on undistributed foreign earnings of subsidiaries and a reduction in the U.S. corporate income tax rate to 21% from 35% effective January 1, 2018.

As a result of these U.S. tax law changes, during the fourth quarter of 2017 the Company recorded a net charge of $28.2 million within income tax expense, consisting primarily of incremental income tax expense of $41.4 million related to the one-time, mandatory transition tax on the Company’s unremitted foreign subsidiary earnings (the "Transition Tax") and a valuation allowance established against the Company’s foreign tax credit carryforwards which were recorded as assets prior to Tax Reform Legislation, offset by a tax benefit of $13.2 million related the remeasurement of the Company’s U.S. net deferred tax liabilities based on the new 21% U.S. corporate income tax rate. The Company does not expect to incur a material cash tax payable with respect to the Transition Tax.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The Tax Reform Legislation also includes many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, and potential incremental taxes related to certain foreign earnings. Many of these provisions did not apply to the Company until January 1, 2018. The Company continues to assess the impact of these and other provisions of the Tax Reform Legislation. The net deferred tax liability as of March 31, 2018 has not been materially impacted by any of these provisions. The Company’s net deferred tax liability, as of December 31, 2017, excluded the impact, if any, of potential future U.S. income taxes related to certain foreign activities and transactions as described in the Tax Reform Legislation.

The Company continues to examine the implications arising from the Transition Tax and other provisions of these new tax laws but believes the provisional estimates recorded in the fourth quarter of 2017 reflected a reasonable estimate of the impact based on the information available as of March 31, 2018. As additional regulatory and accounting guidance becomes available and further information is obtained in connection with the preparation of the Company’s 2017 U.S. federal and various foreign income tax returns, the Company will record, if necessary, adjustments to these provisional estimates in 2018.

The ultimate impact of Tax Reform Legislation may differ from the Company’s provisional estimates, possibly materially, due to changes in the interpretations and assumptions made by the Company as well as additional regulatory and accounting guidance that may be issued and actions the Company may take as a result of the Tax Reform Legislation. In this regard, on April 2, 2018 the U.S. Department of the Treasury and the Internal Revenue Service issued a brief notice indicating that future changes in regulations under Tax Reform Legislation were pending which are expected to allow taxpayers, including the Company, to elect to carryback or carryforward 2017 U.S. net operating losses (“NOLs”) rather than requiring that such NOLs be used to offset the Transition Tax. The Company will monitor regulatory guidance and other information related to this matter as it becomes available to allow the Company to reasonably estimate the impact of any change in its provisional estimates in future periods.

12.	Segments, Revenue Recognition and Related Information

As further discussed in Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets,” on January 12, 2018 we completed the GEODynamics Acquisition, which is reported as a separate business segment in the first quarter of 2018 under the name “Downhole Technologies.” Following this acquisition, the Company operates through three reportable segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. The Company’s reportable segments represent strategic business units that generally offer different products and services. They are managed separately because each business often requires different technologies and marketing strategies. Recent acquisitions, except for the GEODynamics Acquisition, have been direct extensions to our business segments.

The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services as well as land drilling services. The Completion Services operations provide solutions to our customers using our completion tools and highly-trained personnel throughout our service offerings which include: wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing and flowback operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in West Texas and the Rocky Mountain region of the United States. Separate business lines within the Well Site Services Segment have been disclosed to provide additional detail with respect to its operations. Substantially all of the revenue generated by the Well Site Services segment are classified as service revenues in the unaudited condensed consolidated statements of operations.

Following the closing of the GEODynamics Acquisition on January 12, 2018, the Downhole Technologies segment provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies, which are completing complex wells with longer lateral lengths, increased frac stages and more perforation clusters to increase unconventional well productivity. Substantially all of the revenue generated by the Downhole Technologies segment are classified as product revenue in the unaudited condensed consolidated statements of operations.

The Offshore/Manufactured Products segment designs, manufactures and markets capital equipment utilized on floating production systems, subsea pipeline infrastructure, and offshore drilling rigs and vessels, along with short-cycle and other products. Driven principally by longer-term customer investments for offshore oil and natural gas projects, project-driven product revenues include: flexible bearings, advanced connector systems, high-pressure riser systems, deepwater mooring systems, cranes, subsea pipeline products and blow-out preventer stack integration. Short-cycle products manufactured by the segment include: valves, elastomers and other specialty products generally used in the land-based completion and drilling markets. Other products manufactured

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

and offered by the segment include a variety of products for use in industrial, military and other applications outside the oil and gas industry. The segment also offers a broad line of complementary, value-added services including: specialty welding, fabrication, cladding and machining services, offshore installation services, and inspection and repair services.

Corporate activities include corporate expenses, including those related to corporate governance, stock-based compensation and other infrastructure support, as well as the impact of Company-wide decisions for which the individual operating units are not being evaluated.

Financial information by business segment for the three months ended March 31, 2018 and 2017 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2018
Well Site Services –
Completion Services	$82,840	$15,382	$(4,471)	$7,925	$519,385
Drilling Services	17,559	3,868	(2,311)	1,225	70,989
Total Well Site Services	100,399	19,250	(6,782)	9,150	590,374
Downhole Technologies	45,781	3,884	8,054	1,898	665,966
Offshore/Manufactured Products	107,396	5,814	12,452	3,023	744,998
Corporate	—	242	(14,638)	167	47,420
Total	$253,576	$29,190	$(914)	$14,238	$2,048,758

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2017
Well Site Services –
Completion Services	$48,672	$16,528	$(16,480)	$2,492	$450,552
Drilling Services	11,481	5,035	(4,217)	292	76,109
Total Well Site Services	60,153	21,563	(20,697)	2,784	526,661
Downhole Technologies	—	—	—	—	—
Offshore/Manufactured Products	91,314	6,153	9,464	3,022	782,687
Corporate	—	264	(12,091)	11	35,636
Total	$151,467	$27,980	$(23,324)	$5,817	$1,344,984

One customer individually accounted for 12% and 14% of the Company’s consolidated product and service revenue for the three months ended March 31, 2018 and 2017, respectively, and individually represented 11% of the Company’s consolidated total accounts receivable as of March 31, 2018. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.

As further discussed in Note 2, "Recent Accounting Pronouncements," the Company accounts for revenue in accordance with FASB issued guidance on revenue from contracts with customers, which we adopted on January 1, 2018. While the new guidance did not have a material impact on the Company's recognition of revenues, we have expanded our revenue recognition disclosures to address the new qualitative and quantitative requirements. Contractual terms may vary by contract and customer, which may impact the timing of revenue recognition under the standard in future periods.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
Three months ended March 31,	2018	2017	2018	2017	2018	2017	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$40,799	$32,335	$40,799	$32,335
Short-cycle:
Completion products and services	82,840	48,672	45,781	—	32,972	25,849	161,593	74,521
Drilling services	17,559	11,481	—	—	—	—	17,559	11,481
Other products	—	—	—	—	7,446	7,222	7,446	7,222
Total short-cycle	100,399	60,153	45,781	—	40,418	33,071	186,598	93,224
Other products and services	—	—	—	—	26,179	25,908	26,179	25,908
	$100,399	$60,153	$45,781	$—	$107,396	$91,314	$253,576	$151,467

Performance Obligations

The Company’s revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to under ASC 606 as a "performance obligation," and to which contract value is allocated. Revenue is recognized by the Company when, or as, the performance obligations are satisfied. The majority of the Company's significant contracts for custom engineered products have a single performance obligation as no promise to transfer an individual good or service is separately identifiable from other promises in the contracts and is, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to the identified performance obligations in the contract. Our product sales terms do not include significant post-performance obligations.

The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for approximately 33 percent and 25 percent of consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products offered by the Company. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators considered by the Company in determining when transfer of control to the customer occurs include: right to payment for the product; transfer of legal title to the customer; transfer of physical possession of the product; transfer of risk; and customer acceptance of the product.

Revenues from products and services transferred to customers over time accounted for approximately 67 percent and 75 percent of consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. The majority of this revenue is for services provided under short-term contracts with revenue recognized as the customer receives and consumes the services provided by the Company. In addition, the Company manufactures certain products with no alternative use to the Company under short-term contracts with customers for which control passes to the customer as the performance obligations are fulfilled.

For significant project-related contracts involving custom engineered products, revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable). Management believes this method is the most appropriate measure of progress on large contracts.

The Company has applied the practical expedient in ASC 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. As of March 31, 2018, the Company had $65.8 million of remaining performance obligations related to contracts with an original expected duration of greater than one year. We expect to recognize approximately 50% of these remaining performance obligations as revenue in 2018, an additional 31% in 2019 and the balance thereafter.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Contract Estimates

Contract estimates for project-related contracts involving custom engineered products are based on various assumptions to project the outcome of future events that may span several years. Changes in assumptions that may affect future project costs and margins include production efficiencies, the complexity of the work to be performed and the availability and costs of labor, materials and subcomponents.

As a significant change in one or more of these estimates could affect the profitability of our contracts, contract-related estimates are reviewed regularly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the loss is recognized in the quarter it is identified.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of products.

Contract balances

The following table summarizes balances from contracts with customers including trade receivables, unbilled revenue, contract assets and contract liabilities (deferred revenue) as of March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018	December 31, 2017
Customer Accounts Receivable:
Trade	$239,806	$153,912
Unbilled revenue	29,719	21,638
Contract assets	30,176	41,195
	$299,701	$216,745

Contract liabilities (deferred revenue)	$18,986	$18,234

The Company receives payments from customers based upon established contractual terms as products are delivered and services are performed for the majority of its contacts with customers. On the Company’s larger project-driven contracts within the Offshore/Manufactured Products segment, contracts often provide for customer payments as milestones are achieved.

Contract assets relate to the Company's right to consideration for work completed but not billed as of March 31, 2018 on certain project-driven contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers for contracts for project-driven products as well as others which require significant advance investment in materials. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue as the related performance obligation is satisfied.

Consistent with industry practice, we classify assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the unaudited condensed consolidated balance sheet in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table summarizes the significant changes in the contract assets and contract liabilities (deferred revenue) for longer-term, project-driven and other contracts within the Offshore/Manufactured Products segment during the three months ended March 31, 2018 (in thousands).

	Contract Assets	Deferred Revenue
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$(5,711)
Increases due to billings, excluding amounts recognized as revenue during the period	—	6,102
Increases due to revenue recognized during the period	13,110	—
Transferred to receivables from contract assets recognized at the beginning of the period	(24,129)	—

Contract Costs

Applying a practical expedient under ASC 606, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have capitalized is one year or less. These costs are included in selling, general and administrative expenses.

13.	Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. Over recent years, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs seek damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiffs are seeking recovery on their own behalf as well as on behalf of a class of similarly situated employees. Settlement of the class action against the Company was approved, and a judgment was entered November 19, 2015. The Company has settled substantially all of these claims.

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

14.	Related Party Transactions

GEODynamics historically leased certain land and facilities from an indirect equity holder and employee of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. Rent expense related to these leases for the period from January 12, 2018 through March 31, 2018 totaled approximately $78 thousand. The Company has an option to purchase the most significant facility and associated land.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Form 10-K filed with the Securities and Exchange Commission on February 20, 2018 as well as “Part II, Item 1A, Risk Factors” included in this Quarterly Report on Form 10-Q.

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

•
our ability to complete and integrate acquisitions of businesses, including the ability to retain GEODynamics' and Falcon's customers and employees, to successfully integrate GEODynamics' and Falcon's operations, product lines, technologies and employees into our operations, and achieve the expected accretion in earnings; and

•	the other factors identified in “Part I, Item 1A. Risk Factors” in our 2017 Form 10-K.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2017 Form 10-K in order to understand factors, such as business acquisitions and financing transactions, which may impact comparability.

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

On December 12, 2017 we entered into an agreement to acquire GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of approximately $615 million (the "GEODynamics Acquisition"). For the years ended December 31, 2017 and 2016, GEODynamics generated $166.4 million and $72.1 million of revenues, respectively, and $24.4 million and $0.1 million of net income, respectively.

In connection with of the GEODynamics Acquisition, we completed several financing transactions to extend the maturity of our debt while providing us with the flexibility to repay outstanding borrowings under our revolving credit facility with anticipated future cash flows from operations.

On January 30, 2018, we sold $200.0 million aggregate principal amount of our 1.50% convertible senior notes due 2023 (the “Notes”) through a private placement to qualified institutional buyers. We received net proceeds from the offering of the Notes of approximately $194.0 million, after deducting fees and estimated expenses. We used the net proceeds from the sale of the Notes to repay a portion of the borrowings outstanding under our revolving credit facility (the "Revolving Credit Facility"), substantially all of which were drawn to fund the cash portion of the purchase price paid for GEODynamics.

Concurrently with the Notes offering, we amended our Revolving Credit Facility (the “Amended Revolving Credit Facility”), to extend the maturity date to January 2022, permit the issuance of the Notes and provide for up to $350.0 million in borrowing capacity.

On February 28, 2018, we acquired Falcon Flowback Services, LLC (“Falcon”), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The acquisition price was $84.2 million, subject to customary post-closing purchase price adjustments. The Falcon acquisition was funded with borrowings under our Amended Revolving Credit Facility.

See Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets,” and Note 6, "Long-term Debt," to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further discussion of these recent developments.

Macroeconomic Environment

We provide a broad range of products and services to the oil and gas industry through our Well Site Services, Downhole Technologies and Offshore/Manufactured Products business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is sensitive to future expectations with respect to crude oil and natural gas prices.

Our consolidated results of operations reflect current industry trends and customer spending activities, which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. Investments in deepwater markets globally have significantly slowed since the start of this prolonged industry downturn in 2014.

A severe industry downturn started in the second half of 2014 and continued into 2017, driven by global economic uncertainties and high levels of global oil production. The macroeconomic environment for the energy sector saw improvements in the second half of 2017. Members of the Organization of Petroleum Exporting Countries (“OPEC”), along with some non-members, agreed to maintain production cuts into December 2018, helping global crude oil supplies and demand to get closer to equilibrium. U.S. crude inventories declined during 2017 and are now below the five-year average, resulting in increased commodity prices, improved activity levels and a more positive customer sentiment. As shown in the table that follows, West Texas Intermediate (“WTI”) and Brent crude oil prices averaged $63 per barrel and $67 per barrel, respectively, in the first quarter of 2018, up 22% and 25%, respectively, compared to the first quarter 2017 average prices. The average U.S. rig count for the first quarter of 2018 improved 31% compared to the 2017 first quarter average.

Improvements in crude oil prices rapidly translated into increased drilling activity during 2017 in U.S. shale play developments in areas such as the Permian Basin, which is leading to higher domestic production. Spending, which began to improve in the second half of 2016 in response to higher crude oil prices, has positively influenced overall drilling and completion activity and, therefore, the activity of our Well Site Services and Downhole Technologies segments as well as for short-cycle products within our Offshore/Manufactured Products segment in 2018. Expectations with respect to the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.

Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain at their current levels or deteriorate due to increases in global inventory levels, increasing domestic crude oil production, slowing growth rates in various global regions, use of alternatives, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase in the United States, India and China, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, continued crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories, the timing of which is difficult to predict.

Natural gas prices improved slightly over the past year from an average of $3.02 per mmBtu in the first quarter of 2017 to an average of $3.08 per mmBtu during the first quarter of 2018. Customer spending in the natural gas shale plays has been limited due to associated natural gas being produced from unconventional oil wells in North America. If natural gas production growth surpasses demand growth in the United States, and/or if the supply of natural gas were to increase, whether from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain depressed for an extended period of time and could result in fewer rigs drilling for natural gas.

Recent WTI crude oil, Brent crude and natural gas pricing trends are as follows:

	Average Price(1) for quarter ended
Year	March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2018	$62.91
2017	$51.62	$48.14	$48.18	$55.27
2016	$33.35	$45.46	$44.85	$49.14
Brent Crude (per bbl)
2018	$66.86
2017	$53.59	$49.59	$52.10	$61.40
2016	$33.84	$45.57	$45.80	$49.11
Henry Hub Natural Gas (per mmBtu)
2018	$3.08
2017	$3.02	$3.08	$2.95	$2.90
2016	$1.99	$2.15	$2.88	$3.04

(1)
Source: U.S. Energy Information Administration (“EIA”). As of April 23, 2018, WTI crude oil, Brent crude oil and natural gas traded at approximately $67.61 per barrel, $74.54 per barrel and $2.78 per mmBtu, respectively.

Overview

Our Well Site Services segment provides completion services and, to a lesser extent, land drilling services in the United States (including the Gulf of Mexico), Canada and the rest of the world. U.S. drilling and completion activity and, in turn, segment results are particularly sensitive to near-term fluctuations in commodity prices given the call-out nature of our operations. While there has been notable improvement since 2016, Well Site Services continues to be negatively affected by the material decline in crude oil prices since 2014.

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

Our Downhole Technologies segment is comprised of the GEODynamics business we acquired in January 2018. GEODynamics was founded in 2004 as a researcher, developer and manufacturer of consumable engineered products used in completion applications. This segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include advancements in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary toe valve and frac plug products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.

Demand for our Well Site Services and our Downhole Technologies segments' businesses is correlated to changes in the drilling rig count in North America, as well as changes in the total number of wells drilled, total footage drilled, and the number of drilled wells that are completed. The following table sets forth a summary of the average North American drilling rig count, as measured by Baker Hughes, for the periods indicated.

	Three Months Ended March 31,
	2018	2017
U.S. Land – Oil	767	568
U.S. Land – Natural gas and other	181	147
U.S. Offshore	18	21
Total United States	966	736
Canada	269	286
Total North America	1,235	1,022

The average North American rig count for the three months ended March 31, 2018 increased 213 rigs, or 21%, compared to the three months ended March 31, 2017, in response to the increase in crude oil prices previously discussed.

Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. According to rig count data published by Baker Hughes, the U.S. oil rig count peaked in October 2014 at 1,609 rigs but has declined materially since late 2014 due to an extended industry downtown, totaling 797 rigs as of March 31, 2017 (with the U.S. oil rig count having troughed at 316 rigs in May 2016, which was the lowest oil rig count during this current cyclical downturn). As of March 31, 2018, oil-directed drilling accounted for 80% of the total U.S. rig count – with the balance natural gas related. The U.S. natural gas-related working rig count declined from approximately 810 rigs at the beginning of 2012 to 81 rigs in August 2016, a more than 29 year low. Total U.S. rig count has increased 589 rigs, or 146%, since troughing in May of 2016, largely due to improved crude oil prices, decreased service costs and improved technologies applied in the shale play regions of the United States.

Exacerbating the steep declines in drilling activity experienced in 2015 and 2016, many of our exploration and production customers deferred well completions. These deferred completions are referred to in the industry as drilled but uncompleted wells (or “DUCs”). Given our Well Site Services and Downhole Technologies segments' exposure to the level of completion activity, an increase in the number of DUCs will have a short-term negative impact on our results of operations relative to the rig count trends but over the longer-term should have a positive impact on the segment’s results as the DUCs are completed.

Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as “project-driven products”). As a result, this segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies (“IOCs”) and state-run national oil companies (“NOCs”) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects once approved for development are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2017, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements caused exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. During this time, customers have focused on improving the economics of their major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. A few development projects were sanctioned in 2017 due to re-engineering of the projects and lower development costs, which led to an improvement in final investment decisions (“FIDs”) on these projects from the previous two years. However, bookings have declined, leading to substantially reduced backlog in 2018 relative to recent years. As a result, while this segment’s project-driven revenue increased $8.5 million, or 26%, versus the first three months of 2017, it decreased $33.3 million, or 45%, versus the first three months of 2016 and accounted for only 38% of the segment’s total revenue in the first three months of 2018. Shorter-cycle manufactured products sold primarily to the land-based completions market are impacted by near-term fluctuations in commodity prices. For the three months ended March 31, 2018, sales of these shorter-cycle products (such as valves and elastomer products) for this segment increased 22% over the level reported in the same period last year due to the significant increase in U.S. land-based drilling and completion activity and represented 38% of the segment's total revenues in the first three months of 2018. Revenues generated from sales of other products and services in 2018 were comparable to the same period last year and represented 24% of the segment's total revenues in the first three months of 2018.

Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a much slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment which continued into 2017, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $157 million at March 31, 2018, which is the lowest backlog level reported by the segment since December 2005. The following table sets forth backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2018	$157
2017	$204	$202	$198	$168
2016	$306	$268	$203	$199

Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the pricing environment for crude oil and natural gas were to decline again, our customers may be required to reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position. Our customers experienced a significant decline in their revenues and cash flows relative to the commodity price declines in 2015, 2016 and into 2017, with many experiencing a significant reduction in liquidity. Several exploration and production companies declared bankruptcy during 2015 and 2016, or had to exchange equity for the forgiveness of debt, and others were forced to sell assets in an effort to preserve liquidity. However, over the past twelve months, access to capital and debt markets have improved for certain of these customers. Despite this, we had a customer declare bankruptcy in the first quarter 2018 leading to the write-off of $1.8 million of accounts receivable.

Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, regulatory changes and changes in tax laws in the United States and international markets. For example, President Trump signed two Presidential Proclamations on March 8, 2018 imposing a 25% tariff on steel, and a 10% tariff on aluminum, from all countries except Canada and Mexico beginning on March 23, 2018. The imposition of these, or any future, tariffs may increase the cost of raw materials imported into the United States and, to the extent we are unable to recover such cost increases from our customers, may have a negative impact on our product margins.

We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Consolidated Results of Operations

We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Selected financial information by business segment for the three months ended March 31, 2018 and 2017 is summarized below (dollars in thousands):

	Three Months Ended March 31,
			Variance
	2018	2017	$	%
Revenues
Well Site Services -
Completion Services	$82,840	$48,672	$34,168	70%
Drilling Services	17,559	11,481	6,078	53%
Total Well Site Services	100,399	60,153	40,246	67%
Downhole Technologies	45,781	—	45,781	n.m.
Offshore/Manufactured Products	107,396	91,314	16,082	18%
Total	$253,576	$151,467	$102,109	67%

Product and service costs
Well Site Services -
Completion Services	$66,159	$45,400	$20,759	46%
Drilling Services	15,485	10,210	5,275	52%
Total Well Site Services	81,644	55,610	26,034	47%
Downhole Technologies	31,035	—	31,035	n.m.
Offshore/Manufactured Products	77,211	63,302	13,909	22%
Total	$189,890	$118,912	$70,978	60%

Gross profit (1)
Well Site Services -
Completion Services	$16,680	$3,272	$13,408	410%
Drilling Services	2,075	1,271	804	63%
Total Well Site Services	18,755	4,543	14,212	313%
Downhole Technologies	14,746	—	14,746	n.m.
Offshore/Manufactured Products	30,186	28,012	2,174	8%
Total	$63,687	$32,555	$31,132	96%

Gross profit as a percentage of revenues(1)
Well Site Services -
Completion Services	20%	7%
Drilling Services	12%	11%
Total Well Site Services	19%	8%
Downhole Technologies	32%	—%
Offshore/Manufactured Products	28%	31%
Total	25%	21%

(1)	Gross profit is computed by deducting product and service costs from revenues, and excludes depreciation expense. Gross profit as a percentage of revenues is also referred to herein as gross margin.

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
Three months ended March 31,	2018	2017	2018	2017	2018	2017	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$40,799	$32,335	$40,799	$32,335
Short-cycle:
Completion products and services	82,840	48,672	45,781	—	32,972	25,849	161,593	74,521
Drilling services	17,559	11,481	—	—	—	—	17,559	11,481
Other products	—	—	—	—	7,446	7,222	7,446	7,222
Total short-cycle	100,399	60,153	45,781	—	40,418	33,071	186,598	93,224
Other products and services	—	—	—	—	26,179	25,908	26,179	25,908
	$100,399	$60,153	$45,781	$—	$107,396	$91,314	$253,576	$151,467

See Note 12, "Segments, Revenue Recognition and Related Information," for further information with respect to revenue generated by the Company's business segments.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We reported a net loss for the three months ended March 31, 2018 of $3.5 million, or $0.06 per diluted share, which included $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance and $2.6 million ($2.0 million after, tax, or $0.04 per diluted share) of transaction-related expense. Excluding these first quarter 2018 charges, the net loss would have been $0.8 million, or $0.01 per diluted share. These results compare to a net loss for the three months ended March 31, 2017 of $17.7 million, or $0.35 per diluted share, which included $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance and other downsizing charges. Excluding these first quarter 2017 charges, the net loss from continuing operations would have been $17.1 million, or $0.34 per diluted share.

Our consolidated results of operations also reflect current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions with weaker U.S. Gulf of Mexico and international activity. In addition, investments in deepwater markets globally have slowed since the start of the recent industry downturn in 2014.

Revenues. Consolidated revenues in the first quarter of 2018 increased $102.1 million, or 67%, from the first quarter of 2017. The acquired GEODynamics (Downhole Technologies) operations contributed $45.8 million of revenue in the first quarter of 2018 following its acquisition on January 12, 2018. Excluding the impact of this acquisition, revenue increased $56.3 million, or 37% from the prior-year period due to higher customer-driven activity within both the Well Site Services and the Offshore/Manufactured Products segments as well as one month of revenue generated by the acquired Falcon operations (included within Completion Services) within the Well Site Services segment. As shown in the table above, 74% of our consolidated revenues in the first quarter of 2018 were derived from our short-cycle product and service offerings, which increased 100% from the same period last year, driven principally by higher U.S. shale play activity and contributions from our first quarter 2018 acquisitions.

Our Well Site Services segment revenues increased $40.2 million, or 67%, in the first quarter of 2018 from the prior-year quarter due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues increased $34.2 million, or 70%, in the first quarter of 2018 compared to the first quarter of 2017, due to significantly increased completion-related activity levels in the U.S., a continuing trend of customers utilizing more proprietary equipment and services offerings, coupled with one month of revenue generated by the acquired Falcon operations. The number of Completion Services job tickets in the first quarter of 2018 increased 46% over the prior-year period and revenue per Completion Services job increased 17% year-over-year as a result of increased completion-related activity and the acquisition of Falcon. Our Drilling Services revenues increased $6.1 million, or 53%, to $17.6 million in the first quarter of 2018 from the first quarter of 2017 primarily as a result of improved utilization of our land drilling rigs, which averaged 31% in the first quarter of 2018 compared to 25% during the first quarter of 2017 coupled with increased dayrates.

Our Downhole Technologies segment revenues were $45.8 million in the first quarter of 2018 reflecting activity of the GEODynamics operations acquired in January 2018.

Our Offshore/Manufactured Products segment revenues increased $16.1 million, or 18%, in the first quarter of 2018 compared to the first quarter of 2017 as a result of higher sales of deepwater project-driven products, short-cycle products and service offerings. Project-driven product revenues increased 26% due to higher sales of our standard connector products and certain deck equipment while short-cycle products, such as elastomers and valves, improved 22%, benefiting from increased land-based activity in the United States. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace. Reflecting the impact of customer delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $199 million at December 31, 2016 to $168 million at December 31, 2017. With a book to bill ratio of 0.9x in the first quarter of 2018, our backlog decreased to $157 million as of March 31, 2018.

Cost of Sales and Services. Our consolidated cost of sales and services increased $71.0 million, or 60%, in the first quarter of 2018 compared to the first quarter of 2017, reflecting the impact of acquisitions completed in the first quarter of 2018 as well as activity-driven revenue growth within the Well Site Services and Offshore/Manufactured Products segments. Consolidated gross profit as a percentage of revenues increased from 21% in the first quarter of 2017 to 25% in the first quarter of 2018, due primarily to gross margin expansion within our Well Site Services segment and the acquisition of the higher margin GEODynamics business in January 2018.

Our Well Site Services segment cost of services increased $26.0 million, or 47%, in the first quarter of 2018 compared to the first quarter of 2017 as a result of a $20.8 million, or 46%, increase in Completion Services cost of services and a $5.3 million, or 52%, increase in costs in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States and the acquisition of Falcon on February 28, 2018. Costs increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during the current year. Our Well Site Services segment gross profit as a percentage of revenues improved from 8% in the first quarter of 2017 to 19% in the first quarter of 2018. Our Completion Services gross profit as a percentage of revenues increased from 7% in the first quarter of 2017 to 20% in the first quarter of 2018 primarily due to the significant increase in revenue levels. Our Drilling Services gross profit as a percentage of revenues improved from 11% in the first quarter of 2017 to 12% in the first quarter of 2018, primarily due to increased rig utilization and cost absorption.

Our Downhole Technologies segment cost of sales (principally product costs) was $31.0 million and gross profit as a percentage of revenue was 32% in the first quarter of 2018.

Our Offshore/Manufactured Products segment cost of sales increased $13.9 million, or 22%, in the first quarter of 2018 compared to the first quarter of 2017 reflecting the increase in project-driven and short-cycle product and service activity. Gross profit as a percentage of revenues decreased from 31% in the first quarter of 2017 to 28% in the first quarter of 2018 driven primarily by the reported 26% increase in sales of project-driven products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.5 million, or 23%, in the first quarter of 2018 from the prior-year quarter primarily due to incremental expenses associated with the acquired GEODynamics operations, a $1.8 million provision for bad debt related to a first quarter 2018 customer bankruptcy filling within Well Site Services, $0.9 million of transaction-related costs and higher activity levels.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 4%, in the first quarter of 2018 compared to the first quarter of 2017 reflecting the partial-quarter impact of the acquired GEODynamics and Falcon operations, which was partially offset by the impact of certain assets becoming fully depreciated.

Other Operating Expense, Net. Other operating expense increased from $0.2 million in the first quarter of 2017 to $1.2 million in the first quarter of 2018, due to the impact of $1.7 million in transaction-related expenses partially offset by foreign currency exchange gains recognized in the current-year period.

Operating Loss. Our consolidated operating loss was $0.9 million in the first quarter of 2018, which includes the impact of $3.4 million of transaction-related and severance charges. This compares to a consolidated operating loss of $23.3 million in the first quarter of 2017, which included the impact of $0.8 million of severance and facility closure charges. Excluding these charges, our operations generated operating income of $2.5 million in the first quarter of 2018 compared to an operating loss of $22.5 million in the prior-year comparative period. The majority of the year-over-year improvement in operating results was driven by an activity-driven increase in revenues, which favorably impacted each of our operating segments. The balance is attributable to the recently acquired GEODynamics and Falcon operations.

Interest Expense and Interest Income. Net interest expense was $4.5 million in the first quarter of 2018, up $3.5 million from the same period last year. This increase reflect our funding during the first quarter of 2018 of $379.7 million in net acquisition consideration through borrowings under our revolving credit facility and issuance of the Notes. Interest expense as a percentage of total debt outstanding decreased from17.0% in the first quarter of 2017 to 5.6% in the first quarter of 2018. Interest expense as a percentage of total debt outstanding in the first quarter of 2017 reflects lower average borrowings outstanding under our revolving credit facility and an increased proportion of interest expense associated with unused commitment fees and non-cash amortization of debt issuance costs. In connection with our amendment and restatement of the Credit Agreement on January 31, 2018, the Company expensed $0.4 million of previously deferred financing costs.

Income Tax Benefit. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the three months ended March 31, 2018, our income tax benefit was $1.2 million, or 26.0% of pre-tax losses, compared to an income tax benefit of $6.6 million, or 27.3% of pre-tax losses for the three months ended March 31, 2017.

Other Comprehensive Income (Loss). Other comprehensive income was $5.0 million in the first quarter of 2018 compared to income of $3.5 million in the first quarter of 2017 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended March 31, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first quarter of 2018, the exchange rate for the British pound compared to the U.S. dollar strengthened while the exchange rate for the Brazilian real remained relatively consistent. This compares to the first quarter of 2017, when the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar.

Liquidity, Capital Resources and Other Matters

Our primary liquidity needs are to fund operating and capital expenditures which, in the past, have included expanding and upgrading our Offshore/Manufactured Products manufacturing facilities and equipment, replacing and increasing Completion Services assets, funding new product development, and general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and fund our share repurchase program. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions.

As discussed under “Recent Developments” and below, we recently completed a number of strategic transactions in the furtherance of our growth strategy, which we believe should favorably impact our future results of operations and cash flows from operations as well as enhance our debt capital structure. See Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets,” and Note 6, "Long-term Debt," to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for additional information with respect to our acquisition of GEODynamics on January 12, 2018 and Falcon on February 28, 2018, our issuance of $200.0 million in principal amount of the Notes and an amendment of our Revolving Credit Facility extending its maturity to January 2022.

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

Operating Activities

Cash flows totaling $12.3 million were used in operations during the first quarter of 2018 compared to $31.6 million provided by operations during the same period of 2017. During the first quarter of 2018, $48.2 million was used to fund net working capital increases, driven by increases in accounts receivable and reductions in accounts payable and accrued liabilities. During the first quarter of 2017, $23.9 million was provided from net working capital reductions primarily due to decreases in accounts receivable.

Investing Activities

Cash used in investing activities during the first quarter of 2018 was $393.7 million, compared to $10.3 million used in investing activities during the first quarter of 2017. Capital expenditures totaled $14.2 million and $5.8 million during the first quarter of 2018 and 2017, respectively. During the first quarter of 2018, we invested net cash of $295.4 million for the acquisition of GEODynamics as well as $84.2 million within our Well Site Services segment for the acquisition of Falcon.

On January 12, 2018, we acquired GEODynamics for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded through borrowings under our Revolving Credit Facility, (ii) approximately 8.66 million shares of our common stock (having a market value of approximately $295 million as of the closing date) and (iii) an unsecured $25 million promissory note.

On February 28, 2018, we acquired Falcon for cash consideration of $84.2 million (net of cash acquired), which we funded through borrowings under our Amended Revolving Credit Facility.

We expect to spend between $75 million and $80 million in total capital expenditures during 2018 to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, to replace and upgrade our Completion Services equipment (including the acquired Falcon operations), to expand and maintain Downhole Technologies' facilities and equipment and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At March 31, 2018, we had cash totaling $25.1 million, of which $21.5 million was held by our international subsidiaries. With the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we repatriated and used a portion of the cash held by our international subsidiaries to reduce borrowings during the first quarter 2018 without triggering any incremental tax expense.

Financing Activities

During the three months ended March 31, 2018, net cash of $377.2 million was provided by financing activities, primarily as a result of issuance of $200.0 million in 1.50% convertible senior notes and $188.0 million in net borrowings under the Amended Revolving Credit Facility. This compares to $25.1 million of cash used in financing activities during the three months ended March 31, 2017, primarily as a result of repaying outstanding debt under the Revolving Credit Facility.

On January 12, 2018, we partially funded the GEODynamics Acquisition through borrowings available under our Revolving Credit Facility. On January 30, 2018, we issued $200.0 million in principal amount of our Notes and amended our Revolving Credit Facility, to extend the maturity of the facility to January 2022 and provide for total lender commitments of $350 million (the "Amended Revolving Credit Facility"). Net proceeds from the Notes offering of approximately $194.0 million, after deducting discounts and estimated expenses, were used to repay a portion of amounts outstanding under the Amended Revolving Credit Facility. Borrowing under our Amended Revolving Credit Facility were used to fund the Falcon acquisition.

We believe that cash on hand, cash flow from operations, and available borrowings under the Amended Revolving Credit Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make further acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and any issuance of additional equity securities could result in significant dilution to stockholders.

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

We amended and restated our Credit Agreement on January 30, 2018 with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other the financial institutions from time to time party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement governs our Amended Revolving Credit Facility. The Amended Revolving Credit Facility provides for up to $350 million in lender commitments and matures on January 30, 2022. Under our Amended Revolving Credit Facility, $50 million is available for the issuance of letters of credit.

As of March 31, 2018, we had $188.0 million of borrowings outstanding under the Amended Credit Agreement, leaving $101.1 million available to be drawn under the Amended Revolving Credit Facility. Additionally, as of March 31, 2018, we had $20.9 million of outstanding letters of credit. As of March 31, 2018, amounts available to be drawn under the Amended Revolving Credit Facility plus cash and cash equivalents totaled $126.2 million. The total amount available to be drawn was less than the lender commitments as of March 31, 2018, due to limits imposed by maintenance covenants in the Amended Credit Agreement.

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

The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. Our financial covenants give pro forma effect to the issuance of the Notes, acquired businesses and the annualization of EBITDA for acquired businesses for the fiscal quarters ending March 31, 2018 and June 30, 2018.

Each of the factors considered in the calculation of these ratios are defined in the Amended Credit Agreement. Consolidated EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, stock compensation expense and other non-cash charges.

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

As of March 31, 2018, we were in compliance with our debt covenants and expect to continue to be in compliance throughout 2018.

1.50% Convertible Senior Notes. On January 30, 2018, the Company issued $200 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds, after deducting discounts and expenses, were approximately $194.0 million. The Company used the net proceeds from the Notes to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

The initial carrying amount of the Notes recorded in the condensed consolidated balance sheet as of January 30, 2018 and March 31, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded this difference of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0% and is greater than the cash interest payments the Company will pay on the Notes. Interest expense associated with the Notes for the quarter ended March 31, 2018 was $1.6 million.See Note 6, "Long-term Debt," for further information with respect to the carrying amount of the Notes.

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture. The Company’s intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of the Company’s common stock.

Noteholders may convert their Notes, at their option only in the following circumstances: (1) if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (4) if the Company calls the Notes for redemption, or at any time from, and including, November 15, 2022 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.

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

If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the indenture. As of March 31, 2018, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.

Because it is our intent to settle the principal portion of the Notes in cash, the Company uses the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature. The Notes were not convertible during the three months ended March 31, 2018.

Promissory Note. In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019.

Our total debt represented 20.6% of our combined total debt and stockholders’ equity at March 31, 2018 compared to 0.5% at December 31, 2017.

Stock Repurchase Program. On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2017. On July 26, 2017, our Board of Directors extended the share repurchase program for one year to July 29, 2018. During the first quarter of 2018, the Company did not repurchase shares of common stock under the program. The amount remaining under our share repurchase authorization as of March 31, 2018 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based. For a discussion of recent accounting pronouncements, see Note 2, “Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2018, we had floating-rate obligations totaling $188.0 million drawn under the Amended Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2018 levels, our consolidated interest expense would increase by a total of approximately $1.9 million annually.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2018, our reported foreign currency exchange gains were $0.4 million and are included in “Other operating expense, net” in the condensed consolidated statements of operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of December 31, 2017, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.4 million related to expected cash flows denominated in Euros. No foreign currency forward purchase contracts were outstanding as of March 31, 2018.

Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $58.5 million at December 31, 2017 to $53.5 million at March 31, 2018, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three months ended March 31, 2018, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom. As of March 31, 2018, the exchange rate for the British pound compared to the U.S. dollar strengthened by 4%, compared to the exchange rates at December 31, 2017, contributing to other comprehensive income of $5.0 million for the three months ended March 31, 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level. The Company closed the GEODynamics Acquisition on January 12, 2018, and the GEODynamics’ total assets and revenues constituted 33% and 18%, respectively, of the Company’s consolidated total assets and revenues as shown on our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2018. As the GEODynamics Acquisition occurred in the first quarter of 2018, the Company excluded the GEODynamics internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The GEODynamics Acquisition had a material impact on internal control over financial reporting. Due to the timing of the GEODynamics Acquisition, the Company will exclude the internal control over financial reporting of GEODynamics from our evaluation of internal control over financial reporting of the Company for the year ending December 31, 2018.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

The information with respect to this Item 1 is set forth under Note 13, “Commitments and Contingencies.”

ITEM 1A. Risk Factors

“Part I, Item 1A. Risk Factors” of our 2017 Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as set forth in our 2017 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2018	—	$—	—	$120,544,560
February 1 through February 28, 2018	144,740	27.20	—	120,544,560
March 1 through March 31, 2018	115	25.40	—	120,544,560
Total	144,855	$27.19	—

(1)
All of the 144,855 shares purchased during the three-month period ended March 31, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

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
Registration Rights Agreement, dated as of January 12, 2018, between Oil States International, Inc. and GEODynamics B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 19, 2018 (File No. 001-16337)).

4.2	—
Indenture, dated January 30, 2018, between Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the Company's 1.5% Convertible Senior Notes Dur 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2018 (File No. 001-16337)).

10.1
Amended and Restated Credit Agreement dated January 30, 2018, among the Company, Wells Fargo Bank, N.A., as administrative agent and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on February 2, 2018 (File No. 001-16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	April 27, 2018	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)