Form 10-Q
period 2018-06-30
OIL STATES INTERNATIONAL, INC
filed 2018-07-31
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the number of shares of common stock outstanding was 59,985,264.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Products	$136,182	$82,750	$265,008	$155,930
Service	149,663	88,652	274,413	166,939
	285,845	171,402	539,421	322,869

Costs and expenses:
Product costs	95,324	59,309	188,300	109,659
Service costs	118,079	72,539	214,993	141,101
Selling, general and administrative expense	35,919	29,482	70,114	57,212
Depreciation and amortization expense	30,922	27,784	60,112	55,764
Other operating (income) expense, net	(3,099)	794	(1,884)	963
	277,145	189,908	531,635	364,699
Operating income (loss)	8,700	(18,506)	7,786	(41,830)

Interest expense	(4,913)	(1,149)	(9,446)	(2,223)
Interest income	123	85	202	170
Other income	571	273	1,218	270
Income (loss) before income taxes	4,481	(19,297)	(240)	(43,613)
Income tax (provision) benefit	(1,739)	5,051	(510)	11,689
Net income (loss)	$2,742	$(14,246)	$(750)	$(31,924)

Net income (loss) per share:
Basic	$0.05	$(0.28)	$(0.01)	$(0.63)
Diluted	0.05	(0.28)	(0.01)	(0.63)

Weighted average number of common shares outstanding:
Basic	59,005	50,232	58,396	50,296
Diluted	59,005	50,232	58,396	50,296

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$2,742	$(14,246)	$(750)	$(31,924)

Other comprehensive income (loss):
Currency translation adjustments	(13,733)	5,139	(8,699)	8,633
Comprehensive loss	$(10,991)	$(9,107)	$(9,449)	$(23,291)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,102	$53,459
Accounts receivable, net	289,806	216,139
Inventories, net	205,057	168,285
Prepaid expenses and other current assets	22,592	18,054
Total current assets	546,557	455,937

Property, plant, and equipment, net	537,701	498,890
Goodwill, net	658,034	268,009
Other intangible assets, net	253,966	50,265
Other noncurrent assets	28,868	28,410
Total assets	$2,025,126	$1,301,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$535	$411
Accounts payable	69,416	49,089
Accrued liabilities	56,300	45,889
Income taxes payable	1,716	1,647
Deferred revenue	14,907	18,234
Total current liabilities	142,874	115,270

Long-term debt and capitalized leases	349,245	4,870
Deferred income taxes	57,066	24,718
Other noncurrent liabilities	25,288	23,940
Total liabilities	574,473	168,798

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 71,760,769 shares and 62,721,698 shares issued, respectively	718	627
Additional paid-in capital	1,085,927	754,607
Retained earnings	1,047,873	1,048,623
Accumulated other comprehensive loss	(67,192)	(58,493)
Treasury stock, at cost, 11,779,505 and 11,632,276 shares, respectively	(616,673)	(612,651)
Total stockholders’ equity	1,450,653	1,132,713
Total liabilities and stockholders’ equity	$2,025,126	$1,301,511

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(750)	—	—	(750)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(6,138)	—	(6,138)
Currency translation adjustments on intercompany advances	—	—	—	(2,561)	—	(2,561)
Stock-based compensation expense:
Restricted stock	4	10,557	—	—	—	10,561
Stock options	—	300	—	—	—	300
Issuance of common stock in connection with GEODynamics acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,640	—	—	—	25,640
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(4,022)	(4,022)
Balance, June 30, 2018	$718	$1,085,927	$1,047,873	$(67,192)	$(616,673)	$1,450,653

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(750)	$(31,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,112	55,764
Stock-based compensation expense	10,861	10,954
Deferred income tax provision (benefit)	481	(14,917)
Provision for bad debt	2,530	210
Gain on disposals of assets	(927)	(210)
Amortization of debt discount and deferred financing costs	3,613	405
Other, net	(10)	29
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(19,134)	23,404
Inventories	(1,768)	8,689
Accounts payable and accrued liabilities	(2,251)	(3,075)
Income taxes payable	(31)	(3,211)
Other operating assets and liabilities, net	(5,792)	(1,191)
Net cash flows provided by operating activities	46,934	44,927

Cash flows from investing activities:
Capital expenditures	(38,261)	(13,291)
Acquisitions of businesses, net of cash acquired	(379,676)	(12,859)
Proceeds from disposition of property, plant and equipment	1,197	742
Other, net	(985)	(453)
Net cash flows used in investing activities	(417,725)	(25,861)

Cash flows from financing activities:
Issuance of 1.50% convertible senior notes	200,000	—
Revolving credit facility borrowings	704,469	127,929
Revolving credit facility repayments	(546,564)	(123,104)
Other debt and capital lease repayments, net	(266)	(267)
Payment of financing costs	(7,366)	—
Purchase of treasury stock	—	(16,283)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(4,022)	(5,200)
Net cash flows provided by (used in) financing activities	346,251	(16,925)

Effect of exchange rate changes on cash and cash equivalents	183	1,527
Net change in cash and cash equivalents	(24,357)	3,668
Cash and cash equivalents, beginning of period	53,459	68,800
Cash and cash equivalents, end of period	$29,102	$72,468

Cash paid for:
Interest	$4,033	$2,487
Income taxes, net of refunds	2,978	7,049

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
In February 2016, the FASB issued guidance on leases which, as amended, introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature (often referred to as "ASC 842"). The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. In connection with the required adoption of this guidance on January 1, 2019, the Company continues to evaluate various specific implementation options allowed under the standard, such as not reassessing the classification of existing leases. Upon initial evaluation, the Company believes the key change upon adoption will be the balance sheet recognition of our operating leases when the Company is the lessee. The income statement recognition appears similar to the Company's current methodology.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Business Acquisitions, Goodwill and Other Intangible Assets
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics, Inc. ("GEODynamics") for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 6, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million as of the closing date of the acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019 (the “GEODynamics Acquisition”). GEODynamics’ results of operations have been included in the Company’s financial statements subsequent to the closing of the acquisition on January 12, 2018. The acquired GEODynamics operations, reported as the Downhole Technologies segment, contributed revenues of $105.1 million and operating income of $19.7 million for the period from January 12, 2018 through June 30, 2018. See Note 12, "Segments, Revenue Recognition and Related Information" for further information with respect to the Downhole Technologies segment operations.
With respect to the approximately 8.66 million shares of the Company's common stock issued in the GEODynamics Acquisition, the Company also entered into a registration rights agreement. The Company filed a shelf registration statement for the resale of shares in accordance with the agreement on January 19, 2018 and the selling stockholder sold approximately 5.93 million shares of the Company's common stock through an underwritten offering in late February 2018. As of June 30, 2018, the Company does not expect to have any further obligations under the registration rights agreement.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon Flowback Services, LLC (“Falcon”), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired), which is subject to customary post-closing purchase price adjustments. The Falcon acquisition was funded by borrowings under the Company's Amended Revolving Credit Facility (as defined in Note 6, "Long-term Debt"). Falcon’s results of operations have been included in the Company’s financial statements and has been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.
Transaction-Related Costs
During the six months ended June 30, 2018, the Company expensed transaction-related costs of $2.6 million, which are included within selling, general and administrative expense. No material transaction-related costs were incurred during the three months ended June 30, 2018.

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

The Company has not completed the purchase price allocation for the GEODynamics and Falcon acquisitions and these preliminary estimates of fair value and intangible asset useful lives are subject to revision. The final purchase price allocation will be determined when the Company has finalized the opening balance sheet of each acquisition and completed the detailed valuations and necessary calculations. The final allocations and intangible asset useful lives could differ materially from the preliminary estimates. The final allocations may include (1) changes in identifiable net assets, (2) changes in allocations to intangible assets such as tradenames, patents/technology/know-how and customer relationships as well as goodwill, (3) changes in fair values of property, plant and equipment and deferred taxes (4) changes in useful lives and (5) other changes to assets and liabilities.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma results of operations data for the Company gives pro forma effect to the consummation of the GEODynamics and Falcon acquisitions as if they had occurred on January 1, 2017. The supplemental unaudited pro forma financial information for the Company was prepared based on historical financial information, adjusted to give pro forma effect to fair value adjustments on depreciation and amortization expense, interest expense, and related tax effects, among others. The pro forma results for the six months ended June 30, 2018 reflect adjustments to exclude after-tax impact of transaction costs of $2.0 million. The supplemental pro forma financial information is unaudited and may not reflect what combined operations would have been were the acquisitions to have occurred on January 1, 2017. As such, it is presented for informational purposes only (in thousands, except per share amounts):

	Pro Forma
	Six Months Ended June 30,
	2018	2017
Revenue	$566,045	$429,995
Net income (loss)	$1,110	$(34,241)
Diluted net income (loss) per share	$0.02	$(0.58)
Diluted weighted average common shares outstanding	58,922	58,957
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
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2018 were as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2017
Goodwill	$199,631	$22,767	$222,398	$—	$162,906	$385,304
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	105,103	—	105,103	—	162,906	268,009
Goodwill acquired	26,427	—	26,427	363,781	—	390,208
Foreign currency translation	(1)	—	(1)	—	(182)	(183)
Balance as of June 30, 2018	$131,529	$—	$131,529	$363,781	$162,724	$658,034

Balance as of June 30, 2018
Goodwill	$226,057	$22,767	$248,824	$363,781	$162,724	$775,329
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	$131,529	$—	$131,529	$363,781	$162,724	$658,034

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets
The following table presents the total gross carrying amount of intangibles and the total accumulated amortization for major intangible asset classes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Customer relationships	$159,557	$27,027	$44,557	$22,661
Patents/Technology/Know-how	83,313	19,112	35,762	15,844
Noncompete agreements	23,696	5,677	4,899	2,799
Tradenames and other	42,937	3,721	10,801	4,450
Total other intangible assets	$309,503	$55,537	$96,019	$45,754
The weighted average remaining amortization period for all intangible assets, other than goodwill, was 15.5 years as of June 30, 2018 and 7.8 years as of December 31, 2017. Amortization expense is expected to total $12.9 million over the last six months of 2018, $25.1 million in 2019, $23.0 million in 2020, $17.1 million in 2021 and $16.2 million in 2022. For the three months ended June 30, 2018 and 2017, amortization expenses was $6.4 million and $2.2 million, respectively. Amortization expense was $12.0 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively.

4.	Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts at June 30, 2018 and December 31, 2017 is presented below (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, net:
Trade	$213,335	$153,912
Unbilled revenue	38,933	21,638
Contract assets (see Note 12)	34,496	41,195
Other	13,488	6,710
Total accounts receivable	300,252	223,455
Allowance for doubtful accounts	(10,446)	(7,316)
	$289,806	$216,139

	June 30, 2018	December 31, 2017
Inventories, net:
Finished goods and purchased products	$91,722	$82,990
Work in process	28,683	30,689
Raw materials	102,848	70,255
Total inventories	223,253	183,934
Allowance for excess or obsolete inventory	(18,196)	(15,649)
	$205,057	$168,285

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2018	December 31, 2017
Prepaid expenses and other current assets:
Income taxes receivable	$9,351	$5,927
Prepayments to vendors	3,858	2,962
Prepaid insurance	3,638	5,007
Other	5,745	4,158
	$22,592	$18,054

	Estimated Useful Life (years)			June 30, 2018	December 31, 2017
Property, plant and equipment, net:
Land				$34,149	$35,808
Buildings and leasehold improvements	2	–	40	242,455	235,330
Machinery and equipment	1	–	28	470,110	458,458
Completion Services equipment	2	–	10	472,200	431,714
Office furniture and equipment	3	–	10	42,882	43,664
Vehicles	2	–	10	120,455	118,198
Construction in progress				44,057	34,557
Total property, plant and equipment				1,426,308	1,357,729
Accumulated depreciation				(888,607)	(858,839)
				$537,701	$498,890

During the second quarter of 2018, the Company and its insurance carriers reached final settlement with respect to flood insurance claims resulting from Hurricane Harvey in 2017. In connection with this settlement, the Company's Offshore/Manufactured Products segment recognized a gain of $3.6 million following the remediation and repair of buildings and equipment and, to a lesser extent, the disposal of equipment damaged beyond repair. This gain was reported within other (income) expense, net in the accompanying consolidated statement of operations.

	June 30, 2018	December 31, 2017
Other noncurrent assets:
Deferred compensation plan	$22,224	$20,988
Deferred income taxes	652	519
Other	5,992	6,903
	$28,868	$28,410

	June 30, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$24,704	$25,794
Insurance liabilities	8,135	6,831
Accrued taxes, other than income taxes	8,943	3,591
Accrued commissions	2,181	1,335
Accrued transaction-related costs	1,111	—
Accrued claims	603	1,320
Other	10,623	7,018
	$56,300	$45,889

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

5.	Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerators:
Net income (loss)	$2,742	$(14,246)	$(750)	$(31,924)
Less: Income attributable to unvested restricted stock awards	(44)	—	—	—
Numerator for basic net income (loss) per share	2,698	(14,246)	(750)	(31,924)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net income (loss) per share	$2,698	$(14,246)	$(750)	$(31,924)

Denominators:
Weighted average number of common shares outstanding	59,964	51,350	59,389	51,421
Less: Weighted average number of unvested restricted stock awards outstanding	(959)	(1,118)	(993)	(1,125)
Denominator for basic net income (loss) per share	59,005	50,232	58,396	50,296
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Assumed exercise of stock options	—	—	—	—
1.50% convertible senior notes (see Note 6)	—	—	—	—
	—	—	—	—
Denominator for diluted net income (loss) per share	59,005	50,232	58,396	50,296

Net income (loss) per share:
Basic	$0.05	$(0.28)	$(0.01)	$(0.63)
Diluted	0.05	(0.28)	(0.01)	(0.63)
The calculation of diluted net income (loss) per share for the three and six months ended June 30, 2018 excluded 695 thousand shares and 697 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net income (loss) per share for the three and six months ended June 30, 2017 excluded 715 thousand shares and 718 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and therefore excluded for the three and six months ended June 30, 2018, due to their antidilutive effect.

6.	Long-term Debt
As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility(1)	$155,530	$—
1.50% convertible senior notes(2)	163,435	—
Promissory note	25,000	—
Capital lease obligations and other debt	5,815	5,281
Total debt	349,780	5,281
Less: Current portion	(535)	(411)
Total long-term debt and capitalized leases	$349,245	$4,870

(1)	Presented net of $2.4 million of unamortized debt issuance costs as of June 30, 2018. Unamortized debt issuance costs of $1.6 million as of December 31, 2017 are classified in other noncurrent assets.

(2)	The principal amount of the 1.50% convertible senior notes is $200.0 million. See "Issuance of 1.50% Convertible Senior Notes" below.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Revolving Credit Facility
Prior to January 30, 2018, the Company's senior secured revolving credit facility (the "Revolving Credit Facility") was governed by a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto, dated as of May 28, 2014, as amended (the "Credit Agreement"), that was scheduled to mature on May 28, 2019. On January 30, 2018, and subsequently on May 14, 2018, the Company amended the Revolving Credit Facility and amended and restated the Credit Agreement (the "Amended Revolving Credit Facility" and "Amended Credit Agreement", respectively), to extend the maturity to January 2022 and permit the issuance of convertible senior notes as discussed below. The Amended Credit Agreement governs our Amended Revolving Credit Facility. The Amended Revolving Credit Facility provides for $350 million in lender commitments with an option to increase the maximum borrowings to $500 million subject to additional lender commitments prior to its maturity on January 30, 2022. Under the Amended Revolving Credit Facility, $50 million is available for the issuance of letters of credit.
As of June 30, 2018, the Company had $157.9 million of borrowings outstanding under the Amended Credit Agreement and $22.3 million of outstanding letters of credit, leaving $157.8 million available to be drawn. The total amount available to be drawn under our Amended Revolving Credit Facility was less than the lender commitments as of June 30, 2018, due to limits imposed by maintenance covenants in the Amended Credit Agreement.
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
The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. The amended financial covenants give pro forma effect to the issuance of the convertible senior notes discussed below, acquired businesses and the annualization of EBITDA for acquired businesses for the fiscal quarters ending March 31, 2018 and June 30, 2018.
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
As of June 30, 2018, the Company was in compliance with its debt covenants.
Issuance of 1.50% Convertible Senior Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194.0 million, which was used by the Company to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The initial carrying amount of the Notes recorded in the condensed consolidated balance sheet as of January 30, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital ($25.6 million, net of issuance costs and deferred taxes). As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0% which is greater than the cash interest payments the Company will pay on the Notes. Interest expense associated with the Notes for the three and six months ended June 30, 2018 was $2.4 million and $4.1 million, respectively, while the related cash interest expense totaled $0.8 million and $1.3 million, respectively.
The following table presents the carrying amount of the Notes in the condensed consolidated balance sheets (in thousands):

June 30, 2018
Principal amount of the liability component	$200,000
Less: Unamortized discount	31,915
Less: Unamortized issuance costs	4,650
Net carrying amount of the liability	$163,435
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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the indenture. As of June 30, 2018, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Because it is the Company's intent to settle the principal portion of the Notes in cash, the Company uses the treasury stock method when calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and matures on July 12, 2019. Payments due under the promissory note may be setoff against certain claims, if any, related to matters occurring prior to the Company's acquisition of GEODynamics.

7.	Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying condensed consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of June 30, 2018 was approximately $211 million, based on quoted market prices (a Level 1 fair value measurement), which compares to the $200 million in principal amount of the notes.

8.	Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2018:

Shares of common stock outstanding – December 31, 2017	51,089,422
Acquisition of GEODynamics (see Note 3)	8,661,083
Restricted stock awards, net of forfeitures	377,988
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(147,229)
Shares of common stock outstanding – June 30, 2018	59,981,264
As of June 30, 2018 and December 31, 2017, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On July 29, 2015, the Company’s Board of Directors approved a share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2018. On July 25, 2018, our Board of Directors extended the share repurchase program for one year to July 29, 2019. During the first half of 2018, the Company did not repurchase any shares of common stock under the program. The amount remaining under the Company's share repurchase authorization as of June 30, 2018 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $58.5 million at December 31, 2017 to $67.2 million at June 30, 2018, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the six months ended June 30, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of June 30, 2018, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 2% and 14%, respectively, compared to the exchange rate at December 31, 2017, contributing to other comprehensive loss of $8.7 million reported for the six months ended June 30, 2018. During the first half of 2017, the exchange rates for the British pound and the Brazilian real strengthened by 1% and 2%, compared to the U.S. dollar, contributing to other comprehensive income of $8.6 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	Stock-based Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the six months ended June 30, 2018.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2017	693,277	1,088,519	159,553
Granted	—	399,134	46,378
Vested/Exercised	—	(512,908)	—
Forfeited	(6,239)	(21,146)	—
Outstanding – June 30, 2018	687,038	953,599	205,931
Weighted average grant date fair value (2018 awards)	$—	$29.33	$28.75
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
Stock-based compensation pre-tax expense recognized in the three-month periods ended June 30, 2018 and 2017 totaled $6.0 million and $6.0 million, respectively. Stock based compensation pre-tax expense recognized in the six-month periods ended June 30, 2018 and 2017 totaled $11.2 million and $11.0 million, respectively. As of June 30, 2018, there was $28.7 million of pre-tax compensation costs related to service-based and performance-based stock awards and unvested stock options, which will be recognized in future periods as vesting conditions are satisfied.
On May 8, 2018 (the "Effective Date"), the Company’s stockholders approved the Oil States International, Inc. 2018 Equity Participation Plan (the “Plan”). The maximum number of shares of common stock reserved and available for issuance under the Plan is the sum of 2,000,000 shares, plus (i) any shares of common stock that, as of the Effective Date, were available for issuance under the Oil States International, Inc. 2001 Equity Participation Plan (as amended from time to time, the “Prior Plan”) (and that were not subject to outstanding awards under the Prior Plan as of the Effective Date), and (ii) any shares of common stock subject to outstanding awards under the Prior Plan as of the Effective Date that are not vested and/or subsequently expired or forfeited and canceled, for any reason, subject to certain adjustment as provided under the Plan. To the extent any additional shares of common stock remain subject to outstanding awards under the Prior Plan that otherwise would have been returned to the Prior Plan after May 8, 2018 on account of the expiration, forfeiture or cancellation without a delivery of shares of such outstanding awards, those shares of common stock instead will be included in the reserve of shares of common stock for issuance under the Plan. The Company filed a registration statement on Form S-8, which became effective on May 17, 2018, with respect to shares of common stock reserved for issuance under the Plan. As of June 30, 2018, approximately 2.5 million shares were available for grant under the Plan.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

11.	Taxes
Income Taxes
The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the three months ended June 30, 2018, the Company's income tax provision was $1.7 million, or 38.8% of pre-tax income. For the six months ended June 30, 2018, the Company’s income tax provision was $0.5 million on a pre-tax loss of $0.2 million, reflecting the impact of certain discrete tax attributes. This compares to an income tax benefit of $5.1 million, or 26.2% of pre-tax losses and $11.7 million, or 26.8% of pre-tax losses, respectively, for the three and six months ended June 30, 2017.
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
The Tax Reform Legislation also includes many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, and potential incremental taxes related to certain foreign earnings. Many of these provisions did not apply to the Company until January 1, 2018. The Company continues to assess the impact of these and other provisions of the Tax Reform Legislation. The net deferred tax liability as of June 30, 2018 has not been materially impacted by any of these provisions. The Company’s net deferred tax liability, as of December 31, 2017, excluded the impact, if any, of potential future U.S. income taxes related to certain foreign activities and transactions as described in the Tax Reform Legislation.
The Company continues to examine the implications arising from the Transition Tax and other provisions of these new tax laws but believes the provisional estimates recorded in the fourth quarter of 2017 reflected a reasonable estimate of the impact based on the information available as of June 30, 2018. As additional regulatory and accounting guidance becomes available and further information is obtained in connection with the preparation of the Company’s 2017 U.S. federal and various foreign income tax returns, the Company will record, if necessary, adjustments to these provisional estimates in 2018.
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
Tariffs and Duties
The Company uses a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of its products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and the Company continues to monitor these matters. If the Company encounters difficulty in procuring these raw materials and component products, or if the prices the Company has to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise and the Company is unable to pass corresponding cost increases on to its customers, the Company's financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

and completion of oil and gas wells could cause customers to delay or cancel planned projects which, if this occurred, would adversely affect the Company's financial position and results of operations.

12.	Segments, Revenue Recognition and Related Information
As further discussed in Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets,” on January 12, 2018 the Company completed the GEODynamics Acquisition, which, beginning with the first quarter of 2018, is reported as a separate business segment under the name “Downhole Technologies.” Following this acquisition, the Company operates through three reportable segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. The Company’s reportable segments represent strategic business units that generally offer different products and services. They are managed separately because each business often requires different technologies and marketing strategies. Recent acquisitions, except for the GEODynamics Acquisition, have been direct extensions to our business segments.
The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services as well as land drilling services. The Completion Services operations provide solutions to its customers using our completion tools and highly-trained personnel throughout its service offerings which include: wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing and flowback operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in West Texas and the Rocky Mountain region of the United States. Separate business lines within the Well Site Services Segment have been disclosed to provide additional detail with respect to its operations. Substantially all of the revenue generated by the Well Site Services segment are classified as service revenues in the unaudited condensed consolidated statements of operations.
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
The Offshore/Manufactured Products segment designs, manufactures and markets capital equipment utilized on floating production systems, subsea pipeline infrastructure, and offshore drilling rigs and vessels, along with short-cycle and other products. Driven principally by longer-term customer investments for offshore oil and natural gas projects, project-driven product revenues include: flexible bearings, advanced connector systems, high-pressure riser systems, deepwater mooring systems, cranes, subsea pipeline products and blow-out preventer stack integration. Short-cycle products manufactured by the segment include: valves, elastomers and other specialty products generally used in the land-based completion and drilling markets. Other products manufactured and offered by the segment include a variety of products for use in industrial, military and other applications outside the oil and gas industry. The segment also offers a broad line of complementary, value-added services including: specialty welding, fabrication, cladding and machining services, offshore installation services, and inspection and repair services.
Corporate activities include corporate expenses, including those related to corporate governance, stock-based compensation and other infrastructure support, as well as the impact of company-wide decisions for which the individual operating units are not being evaluated.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Financial information by business segment for the three and six months ended June 30, 2018 and 2017 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2018
Well Site Services –
Completion Services	$108,368	$16,816	$1,204	$14,590	$526,551
Drilling Services	16,756	3,551	(2,957)	1,801	69,256
Total Well Site Services	125,124	20,367	(1,753)	16,391	595,807
Downhole Technologies	59,274	4,532	11,600	3,168	677,367
Offshore/Manufactured Products	101,447	5,786	12,664	4,108	710,125
Corporate	—	237	(13,811)	356	41,827
Total	$285,845	$30,922	$8,700	$24,023	$2,025,126

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2017
Well Site Services –
Completion Services	$57,890	$16,193	$(12,547)	$3,621	$446,807
Drilling Services	11,477	4,794	(3,787)	815	73,906
Total Well Site Services	69,367	20,987	(16,334)	4,436	520,713
Downhole Technologies	—	—	—	—	—
Offshore/Manufactured Products	102,035	6,534	10,662	2,907	784,891
Corporate	—	263	(12,834)	131	42,224
Total	$171,402	$27,784	$(18,506)	$7,474	$1,347,828

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six months ended June 30, 2018
Well Site Services –
Completion Services	$191,208	$32,198	$(3,267)	$22,515	$526,551
Drilling Services	34,315	7,419	(5,268)	3,026	69,256
Total Well Site Services	225,523	39,617	(8,535)	25,541	595,807
Downhole Technologies	105,055	8,416	19,654	5,066	677,367
Offshore/Manufactured Products	208,843	11,600	25,116	7,131	710,125
Corporate	—	479	(28,449)	523	41,827
Total	$539,421	$60,112	$7,786	$38,261	$2,025,126

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six months ended June 30, 2017
Well Site Services –
Completion Services	$106,562	$32,721	$(29,027)	$6,113	$446,807
Drilling Services	22,958	9,829	(8,004)	1,107	73,906
Total Well Site Services	129,520	42,550	(37,031)	7,220	520,713
Downhole Technologies	—	—	—	—	—
Offshore/Manufactured Products	193,349	12,687	20,126	5,929	784,891
Corporate	—	527	(24,925)	142	42,224
Total	$322,869	$55,764	$(41,830)	$13,291	$1,347,828

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

One customer individually accounted for 10% and 16% of the Company’s consolidated product and service revenue for the six months ended June 30, 2018 and 2017, respectively, and individually represented 9% of the Company’s consolidated total accounts receivable as of June 30, 2018. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.
As further discussed in Note 2, "Recent Accounting Pronouncements," the Company accounts for revenue in accordance with FASB issued guidance on revenue from contracts with customers, which we adopted on January 1, 2018. While the new guidance did not have a material impact on the Company's recognition of revenues, we have expanded our revenue recognition disclosures to address the new qualitative and quantitative disclosure requirements. Contractual terms may vary by contract and customer, which may impact the timing of revenue recognition under the standard in future periods.
The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
Three months ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$35,225	$34,582	$35,225	$34,582
Short-cycle:
Completion products and services	108,368	57,890	59,274	—	29,783	31,117	197,425	89,007
Drilling services	16,756	11,477	—	—	—	—	16,756	11,477
Other products	—	—	—	—	7,565	8,903	7,565	8,903
Total short-cycle	125,124	69,367	59,274	—	37,348	40,020	221,746	109,387
Other products and services	—	—	—	—	28,874	27,433	28,874	27,433
	$125,124	$69,367	$59,274	$—	$101,447	$102,035	$285,845	$171,402

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
Six months ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$76,024	$66,917	$76,024	$66,917
Short-cycle:
Completion products and services	191,208	106,562	105,055	—	62,755	56,966	359,018	163,528
Drilling services	34,315	22,958	—	—	—	—	34,315	22,958
Other products	—	—	—	—	15,011	16,125	15,011	16,125
Total short-cycle	225,523	129,520	105,055	—	77,766	73,091	408,344	202,611
Other products and services	—	—	—	—	55,053	53,341	55,053	53,341
	$225,523	$129,520	$105,055	$—	$208,843	$193,349	$539,421	$322,869
Performance Obligations
The Company’s revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to under ASC 606 as a "performance obligation," and to which revenue is allocated. Revenue is recognized by the Company when, or as, the performance obligations are satisfied. The majority of the Company's significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. For contracts with multiple distinct performance obligations, the Company allocates revenue to the identified performance obligations in the contract. Our product sales terms do not include significant post-performance obligations.
The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 32% and 27% of consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products offered by the Company. Revenue on these contracts is recognized when

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

control over the product has transferred to the customer. Indicators considered by the Company in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 68% and 73% of consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. The majority of the Company's revenue recognized over time is for services provided under short-term contracts with revenue recognized as the customer receives and consumes the services provided by the Company. In addition, the Company manufactures certain products with no alternative use to the Company under short-term contracts with customers for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore/Manufactured Products segment (also referred to as "projected-driven products"), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. Management believes this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
The Company has applied the practical expedient in ASC 606 and does not disclose information about remaining performance obligations (or "backlog") that have original expected durations of one year or less. As of June 30, 2018, the Company had $78.8 million of remaining backlog related to contracts with an original expected duration of greater than one year. We expect to recognize approximately 28% of this remaining backlog as revenue in 2018, an additional 44% in 2019 and the balance thereafter.
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
As a significant change in one or more of these estimates could affect the profitability of the Company's contracts, contract-related estimates are reviewed regularly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the loss is recognized in the quarter it is identified.
Contract Balances
The following table summarizes balances related to contracts with customers, including trade receivables, unbilled revenue, contract assets and contract liabilities (deferred revenue), as of June 30, 2018 and December 31, 2017 (in thousands).

	June 30, 2018	December 31, 2017
Customer Accounts Receivable:
Trade	$213,335	$153,912
Unbilled revenue	38,933	21,638
Contract assets	34,496	41,195
	$286,764	$216,745

Contract liabilities (deferred revenue)	$14,907	$18,234
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Contract assets relate to the Company's right to consideration for work completed but not billed as of June 30, 2018 and December 31, 2017 on certain project-driven contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue as the related performance obligation is satisfied.
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
The following table summarizes the significant changes in the contract assets and contract liabilities (deferred revenue) for longer-term, project-driven and other contracts within the Offshore/Manufactured Products segment during the six months ended June 30, 2018 (in thousands).

	Six Months Ended June 30, 2018
	Contract Assets	Deferred Revenue
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$(5,840)
Increases due to billings, excluding amounts recognized as revenue during the period	—	2,577
Increases due to revenue recognized during the period	28,779	—
Transferred to receivables from contract assets recognized at the beginning of the period	(35,478)	—
Other
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
GEODynamics historically leased certain land and facilities from an indirect equity holder and employee of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. Rent expense related to these leases for the three months ended June 30, 2018 and the period from January 12, 2018 through June 30, 2018 totaled $142 thousand and $220 thousand, respectively. The Company has an option to purchase the most significant facility and associated land for approximately $5.4 million, which is expected to close in the second half of 2018.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2017 Form 10-K filed with the Securities and Exchange Commission on February 20, 2018 as well as “Part II, Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
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
In any forward-looking statement where we express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:

•	the level of supply of and demand for oil and natural gas;

•	fluctuations in the current and future prices of oil and natural gas;

•	the impact on certain major U.S. areas in which we operate of pipeline take away capacity constraints;

•	the cyclical nature of the oil and gas industry;

•	the level of exploration, drilling and completion activity;

•	the financial health of our customers;

•	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling;

•	the level of offshore oil and natural gas developmental activities;

•	general global economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing;

•	global weather conditions and natural disasters;

•	changes in tax laws and regulations;

•	the impact of tariffs and duties on imported raw materials and exported finished goods;

•	the impact of environmental matters, including future environmental regulations;

•	our ability to find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceeding;

•	fluctuations in currency exchange rates;

•	the availability and cost of capital;

•
our ability to complete and integrate acquisitions of businesses, including the ability to retain GEODynamics' and Falcon's customers and employees, to successfully integrate GEODynamics' and Falcon's operations, product lines, technologies and employees into our operations, and achieve the expected accretion in earnings; and

•	the other factors identified in “Part I, Item 1A. Risk Factors” in our 2017 Form 10-K and "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our consolidated financial statements and notes to those statements included in our 2017 Form 10‑K in order to understand factors, such as business acquisitions and financing transactions, which may impact comparability.
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
Our consolidated results of operations reflect the impact of the acquisitions completed in the first quarter 2018 as well as current industry trends and customer spending activities, which are focused on growth in the U.S. shale play regions. Investments in deepwater markets globally have significantly slowed since the start of a prolonged industry downturn in 2014.
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
On December 12, 2017 we entered into an agreement to acquire GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of approximately $615 million (the "GEODynamics Acquisition"). For the years ended December 31, 2017 and 2016, GEODynamics generated $166.4 million and $72.1 million of revenues, respectively, and $24.6 million and $0.1 million of net income, respectively.
In connection with the GEODynamics Acquisition, we completed several financing transactions to extend the maturity of our debt while providing us with the flexibility to repay outstanding borrowings under our revolving credit facility with anticipated future cash flows from operations.
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

Macroeconomic Environment
The macroeconomic environment for the energy sector has improved since the first half of 2017, with crude oil prices rising during the second quarter of 2018 to their highest levels since the downturn began in late 2014. The increase in crude oil prices reflects the continuing impact of growth in global oil demand and reductions in global supplies. Following a recent meeting, OPEC indicated that members may raise production levels over the second half of 2018 while still continuing to adhere to previously agreed production cut levels – addressing concerns with respect to production declines in Venezuela and Libya as well as the announced planned reinstatement of sanctions against Iran by the United States. As shown in the table that follows, West Texas Intermediate (“WTI”) and Brent crude oil prices averaged $68 per barrel and $75 per barrel, respectively, in the second quarter of 2018, up 41% and 50%, respectively, compared to the second quarter 2017 average prices. The average U.S. rig count for the second quarter of 2018 improved 17% compared to the 2017 second quarter average.
Improvements in crude oil prices rapidly translated into increased drilling and completion activity during 2017 and into 2018 in U.S. shale play developments in areas such as the Permian Basin, which is leading to higher domestic production. Spending, which began to improve in the second half of 2016 in response to higher crude oil prices, has positively influenced overall drilling and completion activity and, therefore, the activity of our Well Site Services and Downhole Technologies segments as well as for short-cycle products within our Offshore/Manufactured Products segment in 2018. Expectations with respect to the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain at their current levels or deteriorate due to increases in global inventory levels, increasing domestic crude oil production, increasing price differentials between markets, slowing growth rates in various global regions, use of alternatives, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase a sustained recovery in WTI and Brent crude oil prices could occur. In any event, continued crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Natural gas prices have remained relatively constant over the past eight quarters – averaging $3 per mmBtu. Customer spending in the natural gas shale plays has been limited due to natural gas production from unconventional oil wells in North America.
Recent WTI crude oil, Brent crude and natural gas pricing trends are as follows:

	Average Price(1) for quarter ended
Year	March 31	June 30		September 30	December 31
WTI Crude (per bbl)
2018	$62.91	$68.07	(2)
2017	$51.62	$48.14		$48.18	$55.27
2016	$33.35	$45.46		$44.85	$49.14
Brent Crude (per bbl)
2018	$66.86	$74.53	(2)
2017	$53.59	$49.59		$52.10	$61.40
2016	$33.84	$45.57		$45.80	$49.11
Henry Hub Natural Gas (per mmBtu)
2018	$3.08	$2.85
2017	$3.02	$3.08		$2.95	$2.90
2016	$1.99	$2.15		$2.88	$3.04

(1)
Source: U.S. Energy Information Administration. As of July 23, 2018, WTI crude oil, Brent crude oil and natural gas traded at approximately $67.90 per barrel, $73.45 per barrel and $2.79 per mmBtu, respectively.

(2)	The price differential between WTI and Brent crude oil has increased due to pipeline take away capacity constraints from the U.S. Permian Basin.

Overview
Our Well Site Services segment provides completion services and, to a lesser extent, land drilling services in the United States (including the Gulf of Mexico), Canada and the rest of the world. U.S. drilling and completion activity and, in turn, segment results are particularly sensitive to near-term fluctuations in commodity prices given the call-out nature of its operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Land – Oil	827	694	797	630
U.S. Land – Natural gas and other	191	171	189	158
U.S. Offshore	21	25	17	25
Total United States	1,039	890	1,003	813
Canada	108	120	188	204
Total North America	1,147	1,010	1,191	1,017
Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2018, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance natural gas related. The average North American rig count for the six months ended June 30, 2018 increased 174 rigs, or 17%, compared to the six months ended June 30, 2017, in response to the increase in crude oil prices previously discussed.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as “project-driven products”). For the first half of 2018, these activities only represent about 35% of the segment's revenue. This segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies (“IOCs”) and state-run national oil companies (“NOCs”)) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects once approved for development are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2017, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements caused exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. During this time, customers have focused on improving the economics of their major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. A few development projects were sanctioned in 2017 due to re-engineering of the projects and lower development costs, which led to an improvement in final investment decisions on these projects from the previous two years. However, bookings declined, leading to substantially reduced backlog and project-driven revenue in 2018 relative to recent years.
Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a much slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment which continued into 2017, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $157 million at March 31, 2018. Backlog increased during the second quarter of 2018 to $165 million at June 30, 2018. The segment received one notable major project award for a floating production facility during the second quarter of 2018. The following table sets forth backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2018	$157	$165
2017	$204	$202	$198	$168
2016	$306	$268	$203	$199
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers has adversely affected our results of operations, cash flows and financial position since the second half of 2014. One of the few areas of increased customer spending has been for unconventional drilling and completion activity in the Permian Basin in West Texas. The resulting production from this region has expanded significantly and is now testing the limits of take away capacity out of the basin, leading to significant crude oil price differentials and reducing the revenue many of our customers receive. If the pricing environment for crude oil and natural gas were to decline again, our customers may be required to reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position. Our customers experienced a significant decline in their revenues and cash flows relative to the commodity price declines in 2015, 2016 and into 2017, with many experiencing a significant reduction in liquidity. Several exploration and production companies declared bankruptcy during 2015 and 2016, or had to exchange equity for the forgiveness of debt, and others were forced to sell assets in an effort to preserve liquidity. However, over the past twelve months, access to capital and debt markets have improved for certain of these customers. Despite this, we had a customer declare bankruptcy in the first quarter 2018 leading to the write-off of $1.8 million of an account receivable.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations.
We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Consolidated Results of Operations
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Selected financial information by business segment for the three and six months ended June 30, 2018 and 2017 is summarized below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2018	2017	$	%	2018	2017	$	%
Revenues
Well Site Services -
Completion Services	$108,368	$57,890	$50,478	87%	$191,208	$106,562	$84,646	79%
Drilling Services	16,756	11,477	5,279	46%	34,315	22,958	11,357	49%
Total Well Site Services	125,124	69,367	55,757	80%	225,523	129,520	96,003	74%
Downhole Technologies	59,274	—	59,274	n.m.	105,055	—	105,055	n.m.
Offshore/Manufactured Products	101,447	102,035	(588)	(1)%	208,843	193,349	15,494	8%
Total	$285,845	$171,402	$114,443	67%	$539,421	$322,869	$216,552	67%

Product and service costs
Well Site Services -
Completion Services	$85,484	$49,849	$35,635	71%	$154,536	$95,249	$56,394	59%
Drilling Services	15,799	10,024	5,775	58%	28,584	20,234	11,050	55%
Total Well Site Services	101,283	59,873	41,410	69%	183,120	115,483	67,444	58%
Downhole Technologies	39,180	—	39,180	n.m.	68,271	—	70,215	n.m.
Offshore/Manufactured Products	72,941	71,975	966	1%	151,442	135,277	14,875	11%
Total	$213,404	$131,848	$81,556	62%	$402,833	$250,760	$152,534	61%

Gross profit (1)
Well Site Services -
Completion Services	$22,885	$8,040	$14,845	185%	$39,565	$11,312	$28,253	250%
Drilling Services	956	1,454	(498)	(34)%	3,031	2,725	306	11%
Total Well Site Services	23,841	9,494	14,347	151%	42,596	14,037	28,559	203%
Downhole Technologies	20,094	—	20,094	n.m.	34,840	—	34,840	n.m.
Offshore/Manufactured Products	28,506	30,060	(1,554)	(5)%	58,692	58,072	620	1%
Total	$72,441	$39,554	$32,887	83%	$136,128	$72,109	$64,019	89%

Gross profit as a percentage of revenues(1)
Well Site Services -
Completion Services	21%	14%	21%	11%
Drilling Services	6%	13%	9%	12%
Total Well Site Services	19%	14%	19%	11%
Downhole Technologies	34%	—%	33%	—%
Offshore/Manufactured Products	28%	29%	28%	30%
Total	25%	23%	25%	22%

(1)	Gross profit is computed by deducting product and service costs from revenues, and excludes depreciation expense. Gross profit as a percentage of revenues is also referred to herein as gross margin.

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
Three months ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$35,225	$34,582	$35,225	$34,582
Short-cycle:
Completion products and services	108,368	57,890	59,274	—	29,783	31,117	197,425	89,007
Drilling services	16,756	11,477	—	—	—	—	16,756	11,477
Other products	—	—	—	—	7,565	8,903	7,565	8,903
Total short-cycle	125,124	69,367	59,274	—	37,348	40,020	221,746	109,387
Other products and services	—	—	—	—	28,874	27,433	28,874	27,433
	$125,124	$69,367	$59,274	$—	$101,447	$102,035	$285,845	$171,402

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
Six months ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$76,024	$66,917	$76,024	$66,917
Short-cycle:
Completion products and services	191,208	106,562	105,055	—	62,755	56,966	359,018	163,528
Drilling services	34,315	22,958	—	—	—	—	34,315	22,958
Other products	—	—	—	—	15,011	16,125	15,011	16,125
Total short-cycle	225,523	129,520	105,055	—	77,766	73,091	408,344	202,611
Other products and services	—	—	—	—	55,053	53,341	55,053	53,341
	$225,523	$129,520	$105,055	$—	$208,843	$193,349	$539,421	$322,869
See Note 12, "Segments, Revenue Recognition and Related Information," for further information with respect to revenue generated by the Company's business segments.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
We reported a net income for the three months ended June 30, 2018 of $2.7 million, or $0.05 per diluted share. These results compare to a net loss for the three months ended June 30, 2017 of $14.2 million, or $0.28 per diluted share, which included $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance and other downsizing charges. Excluding these second quarter 2017 charges, the net loss would have been $13.6 million, or $0.27 per diluted share.
Our consolidated results of operations reflect the impact of acquisitions completed in first quarter 2018 as well as current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions. In addition, investments in deepwater markets globally have slowed since the start of a prolonged industry downturn in 2014.
Revenues. Consolidated revenues in the second quarter of 2018 increased $114.4 million, or 67%, from the second quarter of 2017. The acquired GEODynamics (Downhole Technologies) operations contributed $59.3 million of the increase in the second quarter of 2018. Excluding the impact of this acquisition, revenue increased $55.2 million, or 32% from the prior-year period due to higher customer-driven activity within the Well Site Services segment as well as a full quarter of revenue generated by the acquired Falcon operations (included within Completion Services) within the Well Site Services segment. As shown in the preceding table, 78% of our consolidated revenues in the second quarter of 2018 were derived from our short-cycle product and service offerings, which increased 103% from the same period last year, driven principally by contributions from our first quarter 2018 acquisitions and higher customer spending in the U.S. shale play regions.
Our Well Site Services segment revenues increased $55.8 million, or 80%, in the second quarter of 2018 from the prior-year quarter due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues increased $50.5 million, or 87%, in the second quarter of 2018 compared to the second quarter of 2017, due to significantly increased completion-related activity levels in the United States, a continuing trend of customers utilizing more proprietary equipment and services offerings, coupled with revenue generated by the acquired Falcon operations. The number of Completion Services job tickets in the second quarter of 2018 increased 63% over the prior-year period and revenue per Completion Services job increased 15% year-over-year. Our Drilling Services revenues increased $5.3 million, or 46%, to $16.8 million in the second quarter of 2018 from the second quarter of 2017 primarily as a result of improved utilization of our land drilling rigs, which averaged 30% in the second quarter of 2018 compared to 25% during the second quarter of 2017 coupled with increased dayrates.
Our Downhole Technologies segment revenues were $59.3 million in the second quarter of 2018 reflecting activity of the GEODynamics operations acquired in January 2018.
Our Offshore/Manufactured Products segment revenues decreased $0.6 million, or 1%, in the second quarter of 2018 compared to the second quarter of 2017 primarily as a result of lower sales of short-cycle products, partially offset by increased sales of other products and services and project-driven products. Project-driven product revenues increased 2% due to higher sales of our connector products while short-cycle products, such as elastomers and valves, declined 7%. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace. Deepwater project award potential appears to be increasing in light of the current commodity price environment. Backlog in our Offshore/Manufactured Products segment increased from $157 million at March 31, 2018 to $165 million as of June 30, 2018, with a book to bill ratio of 1.2x in the second quarter of 2018. The segment received one notable major project award for a floating production facility during the second quarter of 2018.
Cost of Sales and Services. Our consolidated cost of sales and services increased $81.6 million, or 62%, in the second quarter of 2018 compared to the second quarter of 2017, reflecting the impact of acquisitions completed in the first quarter of 2018 as well as activity-driven revenue growth within the Well Site Services segment. Consolidated gross profit as a percentage of revenues increased from 23% in the second quarter of 2017 to 25% in the second quarter of 2018, due primarily to gross margin expansion within our Well Site Services segment and the acquisition of the higher margin GEODynamics business in January 2018.
Our Well Site Services segment cost of services increased $41.4 million, or 69%, in the second quarter of 2018 compared to the second quarter of 2017 as a result of a $35.6 million, or 71%, increase in Completion Services cost of services and a $5.8 million, or 58%, increase in costs of services in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States and the acquisition of Falcon on February 28, 2018. Costs increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during the current year. Our Well Site Services segment gross profit as a percentage of revenues improved from 14% in the second quarter of 2017 to 19% in the second quarter of 2018. Our Completion Services gross profit as a percentage of revenues increased from 14% in the second quarter of 2017 to 21% in the second quarter of 2018 primarily due to the significant increase in revenue levels. Our Drilling Services gross profit as a percentage of revenues declined from 13% in the second quarter of 2017 to 6% in the second quarter of 2018, primarily due to higher pass-through and personnel-related costs along with inconsistent rig utilization.
Our Downhole Technologies segment cost of sales (principally product costs) was $39.2 million and gross profit as a percentage of revenue was 34% in the second quarter of 2018.
Our Offshore/Manufactured Products segment cost of sales decreased $1.0 million, or 1%, in the second quarter of 2018 compared to the second quarter of 2017 reflecting the decrease in short-cycle product activity. Gross profit as a percentage of revenues decreased from 29% in the second quarter of 2017 to 28% in the second quarter of 2018 driven primarily by a shift in revenue mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.4 million, or 22%, in the second quarter of 2018 from the prior-year quarter primarily due to incremental expenses associated primarily with the acquired GEODynamics operations and higher activity levels.
Depreciation and Amortization. Depreciation and amortization expense increased $3.1 million, or 11%, in the second quarter of 2018 compared to the second quarter of 2017 reflecting the impact of the acquired GEODynamics and Falcon operations, which was partially offset by the impact of certain assets becoming fully depreciated.
Other Operating (Income) Expense, Net. Other operating (income) expense moved from an expense of $0.8 million in the second quarter of 2017 to income of $3.1 million in the second quarter of 2018, due primarily to the impact of a $3.6 million gain recognized upon settlement of a Hurricane Harvey flood insurance claim within our Offshore/Manufactured Products segment.
Operating Income (Loss). Our consolidated operating income was $8.7 million in the second quarter of 2018, which includes the impact of a $3.6 million gain related to the insurance settlement discussed previously. This compares to a consolidated operating loss of $18.5 million in the second quarter of 2017, which included the impact of $0.8 million of severance and facility closure charges. The year-over-year improvement in operating results was driven by an activity-driven increase in revenues, which favorably impacted each of our operating segments, and the recently acquired GEODynamics and Falcon operations.
Interest Expense and Interest Income. Net interest expense was $4.8 million in the second quarter of 2018, up $3.7 million from the same period last year. This increase reflects our funding during the first quarter of 2018 of $379.7 million in net acquisition consideration through borrowings under our revolving credit facility and issuance of the Notes. Interest expense as a percentage of total debt outstanding decreased from 13.1% in the second quarter of 2017 to 5.6% in the second quarter of 2018. Interest expense as a percentage of total debt outstanding in the second quarter of 2017 reflects lower average borrowings outstanding under our revolving credit facility and an increased proportion of interest expense associated with unused commitment fees and non-cash amortization of debt issuance costs.
Income Tax. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the three months ended June 30, 2018, our income tax provision was $1.7 million, or 38.8% of pre-tax income, compared to an income tax benefit of $5.1 million, or 26.2% of pre-tax losses for the three months ended June 30, 2017.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $13.7 million in the second quarter of 2018 compared to other comprehensive income of $5.1 million in the second quarter of 2017 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended June 30, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2018, the exchange rate for the British pound and the Brazilian compared to the U.S. dollar weakened. This compares to the second quarter of 2017, when the exchange rates for the British pound strengthened and the Brazilian real weakened compared to the U.S. dollar.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
We reported a net loss for the six months ended June 30, 2018 of $0.8 million, or $0.01 per diluted share, which included $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance and $2.6 million ($2.0 million after, tax, or $0.03 per diluted share) of transaction-related expense. Excluding these first half 2018 charges, the net loss would have been $1.9 million, or $0.03 per diluted share. These results compare to a net loss for the six months ended June 30, 2017 of $31.9 million, or $0.63 per diluted share, which included $1.6 million ($1.2 million after-tax, or $0.02 per diluted share) of severance and other downsizing charges. Excluding these first six months 2017 charges, the net loss would have been $30.7 million, or $0.61 per diluted share.
Our consolidated results of operations reflect the impact of acquisitions completed in first quarter 2018 as well as current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions. In addition, investments in deepwater markets globally have slowed since the start of a prolonged industry downturn in 2014.
Revenues. Consolidated revenues in the first six months of 2018 increased $216.6 million, or 67%, from the first six months of 2017. The acquired GEODynamics (Downhole Technologies) operations contributed $105.1 million of revenue in the first half of 2018 following its acquisition on January 12, 2018. Excluding the impact of this acquisition, revenue increased $111.5 million, or 35%, from the prior-year period due to higher customer-driven activity within both the Well Site Services and the Offshore/Manufactured Products segments as well as four months of revenue generated by the acquired Falcon operations (included within Completion Services) within the Well Site Services segment. As shown in the preceding table, 76% of our consolidated revenues in the first six months of 2018 were derived from our short-cycle product and service offerings, which increased 102% from the same period last year, driven principally by higher customer spending in the U.S. shale play regions and contributions from our first quarter 2018 acquisitions.
Our Well Site Services segment revenues increased $96.0 million, or 74%, in the first six months of 2018 from the prior-year period due to growth of both Completion Services and Drilling Services revenues. Our Completion Services revenues rose $84.6 million, or 79%, in the first six months of 2018 compared to the first six months of 2017, due to significantly increased completion-related activity levels in the United States, a continuing trend of customers utilizing more proprietary equipment and services offerings, coupled with four months of revenue generated by the acquired Falcon operations. The number of Completion Services job tickets in the first six months of 2018 increased 55% over the prior-year period and revenue per Completion Services job increased 16% year-over-year as a result of increased completion-related activity and the acquisition of Falcon. Our Drilling Services revenues increased $11.4 million, or 49%, to $34.3 million in the first six months of 2018 from the first six months of 2017 primarily as a result of improved utilization of our land drilling rigs, which averaged 31% in the first six months of 2018 compared to 25% during the first six months of 2017 coupled with increased dayrates.
Our Downhole Technologies segment revenues were $105.1 million in the first six months of 2018 reflecting activity of the GEODynamics operations acquired in January 2018.

Our Offshore/Manufactured Products segment revenues increased $15.5 million, or 8%, in the first six months of 2018 compared to the first six months of 2017 as a result of higher sales of deepwater project-driven products, short-cycle products and service offerings. Project-driven product revenues increased 14% due to higher sales of our standard connector products and certain deck equipment while short-cycle products, such as elastomers and valves, improved 6% - benefiting from increased land-based activity in the United States. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace than in recent years. Deepwater project award potential appears to be improving in light of the current commodity price environment. Backlog in our Offshore/Manufactured Products totaled $165 million as of June 30, 2018, with a book to bill ratio of 1.0x in the first half of 2018. The segment received one notable major project award for a floating production facility during the second quarter of 2018.
Cost of Sales and Services. Our consolidated cost of sales and services increased $152.5 million, or 61%, in the first six months of 2018 compared to the first six months of 2017, reflecting the impact of acquisitions completed in the first quarter of 2018 as well as activity-driven revenue growth within the Well Site Services and Offshore/Manufactured Products segments. Consolidated gross profit as a percentage of revenues increased from 22% in the first six months of 2017 to 25% in the first six months of 2018, due to gross margin expansion within our Well Site Services segment and the acquisition of the higher margin GEODynamics business in January 2018.
Our Well Site Services segment cost of services increased $67.4 million, or 58%, in the first six months of 2018 compared to the first six months of 2017 as a result of a $56.4 million, or 59%, increase in Completion Services cost of services and a $11.1 million, or 55%, increase in cost of services in our Drilling Services business. These increases in cost of services, which are strongly correlated to the revenue increases in these businesses, reflect the increase in land-based activity in the United States and the acquisition of Falcon on February 28, 2018. Cost increases included higher personnel costs from increased employee overtime and costs associated with headcount additions made during the current year. Our Well Site Services segment gross profit as a percentage of revenues improved from 11% in the first six months of 2017 to 19% in the first six months of 2018. Our Completion Services gross profit as a percentage of revenues increased from 11% in the first six months of 2017 to 21% in the first six months of 2018 primarily due to the significant increase in revenue levels. Our Drilling Services gross profit as a percentage of revenues declined from 12% in the first six months of 2017 to 9% in the first six months of 2018, primarily due to higher personnel-related and pass through costs.
Our Downhole Technologies segment cost of sales (principally product costs) was $70.2 million and gross profit as a percentage of revenue was 33% in the first six months of 2018.
Our Offshore/Manufactured Products segment cost of sales increased $14.9 million, or 11%, in the first six months of 2018 compared to the first six months of 2017 reflecting the increase in project-driven and short-cycle product and service activity costs. Gross profit as a percentage of revenues decreased from 30% in the first six months of 2017 to 28% in the first six months of 2018 driven primarily by a shift in revenue mix and competitive pricing pressures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.9 million, or 23%, in the first half of 2018 from the prior-year period primarily due to incremental expenses associated with the acquired GEODynamics operations, a $1.8 million provision for bad debt related to a first quarter 2018 customer bankruptcy filing within Well Site Services, $0.9 million of transaction-related costs and higher activity levels.
Depreciation and Amortization. Depreciation and amortization expense increased $4.3 million, or 8%, in the first six months of 2018 compared to the first six months of 2017 reflecting the impact of the acquired GEODynamics and Falcon operations, which was partially offset by the impact of certain assets becoming fully depreciated.
Other Operating (Income) Expense, Net. Other operating (income) expense moved from an expense of $1.0 million in the first six months of 2017 to income of $1.9 million in the first six months of 2018, due primarily to the impact of a $3.6 million gain recognized upon settlement of a Hurricane Harvey flood insurance claim within our Offshore/Manufactured Products segment and lower foreign currency exchange expense recognized in the current-year period partially offset by $1.7 million in transaction-related expenses.
Operating Income (Loss). Our consolidated operating income was $7.8 million in the first six months of 2018, which included the impact of a $3.6 million gain related to the insurance settlement discussed previously, offset by $3.4 million of transaction-related and severance charges. This compares to a consolidated operating loss of $41.8 million in the first six months of 2017, which included the impact of $1.6 million of severance and facility closure charges. The majority of the year-over-year improvement in operating results was driven by an activity-driven increase in revenues, which favorably impacted each of our operating segments. The balance is attributable to the recently acquired GEODynamics and Falcon operations.

Interest Expense and Interest Income. Net interest expense was $9.2 million in the first six months of 2018, up $7.2 million from the same period last year. This increase reflects our funding during the first quarter of 2018 of $379.7 million in net acquisition consideration through borrowings under our revolving credit facility and issuance of the Notes. Interest expense as a percentage of total debt outstanding decreased from 14.7% in the first six months of 2017 to 5.6% in the first six months of 2018. Interest expense as a percentage of total debt outstanding in the first six months of 2017 reflects lower average borrowings outstanding under our revolving credit facility and an increased proportion of interest expense associated with unused commitment fees and non-cash amortization of debt issuance costs. In connection with our amendment and restatement of the Credit Agreement on January 31, 2018, the Company expensed $0.4 million of previously deferred financing costs during the first quarter of 2018.
Income Tax. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the six months ended June 30, 2018, our income tax provision was $0.5 million on a pre-tax loss of $0.2 million, reflecting the impact of certain discrete tax attributes. This compares to an income tax benefit of $11.7 million, or 26.8% of pre-tax losses for the six months ended June 30, 2017.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $8.7 million in the first six months of 2018 compared to other comprehensive income of $8.6 million in the first six months of 2017 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the six months ended June 30, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2018, the exchange rates for the British pound and the Brazilian real compared to the U.S. dollar weakened. This compares to the first six months of 2017, when the exchange rates for the British pound strengthened and the Brazilian real weakened compared to the U.S. dollar.

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
As discussed under “Recent Developments” and below, during the first quarter of 2018 we completed a number of strategic transactions in the furtherance of our growth strategy, which we believe should favorably impact our future results of operations and cash flows from operations as well as enhance our debt capital structure. See Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets,” and Note 6, "Long-term Debt," to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for additional information with respect to our acquisition of GEODynamics on January 12, 2018 and Falcon on February 28, 2018, our issuance of $200.0 million in principal amount of the Notes and an amendment of our Revolving Credit Facility extending its maturity to January 2022.
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
Operating Activities
Cash flows totaling $46.9 million were provided by operations during the first half of 2018 compared to $44.9 million provided by operations during the same period of 2017. During the first half of 2018, $29.0 million was used to fund net working capital increases, driven primarily by activity driven increases in accounts receivable. During the first half of 2017, $24.6 million was provided from net working capital reductions primarily due to decreases in accounts receivable.
Investing Activities
Cash used in investing activities during the first half of 2018 was $417.7 million, compared to $25.9 million used in investing activities during the first half of 2017. Capital expenditures totaled $38.3 million and $13.3 million during the first half of 2018 and 2017, respectively. During the first half of 2018, we invested net cash of $379.7 million for the acquisitions of GEODynamics and Falcon.
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
We expect to spend between $80 million and $90 million in capital expenditures during 2018 to replace and upgrade our Completion Services equipment (including the acquired Falcon operations), to expand and maintain Downhole Technologies' facilities and equipment, to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.
At June 30, 2018, we had cash totaling $29.1 million, of which $28.7 million was held by our international subsidiaries. With the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we repatriated a portion of the cash held by our international subsidiaries to reduce borrowings outstanding under our revolving credit facility during the first half of 2018 without triggering any incremental tax expense.

Financing Activities
During the six months ended June 30, 2018, net cash of $346.3 million was provided by financing activities, primarily as a result of issuance of $200.0 million in 1.50% convertible senior notes and $157.9 million in net borrowings under the Amended Revolving Credit Facility. This compares to $16.9 million of cash used in financing activities during the six months ended June 30, 2017, primarily as a result of repaying outstanding debt under the Revolving Credit Facility.
On January 12, 2018, we partially funded the GEODynamics Acquisition through borrowings available under our Revolving Credit Facility. On January 30, 2018, we issued $200.0 million in principal amount of our Notes and amended our Revolving Credit Facility, to extend the maturity of the facility to January 2022 and provide for total lender commitments of $350 million (the "Amended Revolving Credit Facility"). Net proceeds from the Notes offering of approximately $194.0 million, after deducting issuance costs, were used to repay a portion of amounts outstanding under the Amended Revolving Credit Facility.
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
As of June 30, 2018, we had $157.9 million of borrowings outstanding under the Amended Credit Agreement and $22.3 million of outstanding letters of credit, leaving $157.8 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of June 30, 2018, due to limits imposed by maintenance covenants in the Amended Credit Agreement.
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
As of June 30, 2018, we were in compliance with our debt covenants and expect to continue to be in compliance throughout 2018.
1.50% Convertible Senior Notes. On January 30, 2018, the Company issued $200 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds, after deducting issuance costs, were approximately $194.0 million. The Company used the net proceeds from the Notes to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
The initial carrying amount of the Notes recorded in the condensed consolidated balance sheet as of January 30, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6%, which is greater than the cash interest payments the Company will pay on the Notes. Interest expense associated with the Notes for the three and six months ended June 30, 2018 was $2.4 million and $4.1 million, respectively. See Note 6, "Long-term Debt," for further information with respect to the carrying amount of the Notes.
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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the indenture. As of June 30, 2018, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Because it is our intent to settle the principal portion of the Notes in cash, the Company uses the treasury stock method when calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature. The Notes were not convertible during the three months ended June 30, 2018.

Promissory Note. In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019. Payments due under the promissory note may be setoff against certain claims, if any, related to matters occurring prior to our acquisition of GEODynamics.
Our total debt represented 19.4% of our combined total debt and stockholders’ equity at June 30, 2018 compared to 0.5% at December 31, 2017.
Stock Repurchase Program. On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2018. On July 25, 2018, our Board of Directors extended the share repurchase program for one year to July 29, 2019. During the first half of 2018, the Company did not repurchase shares of common stock under the program. The amount remaining under our share repurchase authorization as of June 30, 2018 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2018, we had floating-rate obligations totaling $157.9 million drawn under the Amended Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2018 levels, our consolidated interest expense would increase by a total of approximately $1.6 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2018, our reported foreign currency exchange gains were $0.1 million and are included in “Other operating expense, net” in the condensed consolidated statements of operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of December 31, 2017, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.4 million related to expected cash flows denominated in Euros. No foreign currency forward purchase contracts were outstanding as of June 30, 2018.
Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $58.5 million at December 31, 2017 to $67.2 million at June 30, 2018, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the six months ended June 30, 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of June 30, 2018, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 2% and 14%, respectively, compared to the exchange rates at December 31, 2017, contributing to other comprehensive loss of $8.7 million for the six months ended June 30, 2018.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level. The Company closed the GEODynamics Acquisition on January 12, 2018, and the GEODynamics’ total assets and revenues constituted 33% and 19%, respectively, of the Company’s consolidated total assets and revenues as shown on our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2018. As the GEODynamics Acquisition occurred in the first quarter of 2018, the Company excluded the GEODynamics internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The GEODynamics Acquisition had a material impact on internal control over financial reporting. Due to the timing of the GEODynamics Acquisition, the Company will exclude the internal control over financial reporting of GEODynamics from our evaluation of internal control over financial reporting of the Company for the year ending December 31, 2018.

PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 13, “Commitments and Contingencies.”
ITEM 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the risk factors below and the information in “Part I, Item 1A. Risk Factors” in our 2017 Annual Report.
Tariffs and international trade disruptions could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2018	1,659	$34.99	—	$120,544,560
May 1 through May 31, 2018	312	36.64	—	120,544,560
June 1 through June 30, 2018	403	33.19	—	120,544,560
Total	2,374	$34.90	—

(1)
All of the 2,374 shares purchased during the three-month period ended June 30, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(2)
On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2018. On July 25, 2018, our Board of Directors extended the share repurchase program for one year to July 29, 2019.

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

10.1*	—	Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 14, 2018, among the Company, Wells Fargo Bank, N.A., as administrative agent and the financial institutions party thereto.

10.2	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10 Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001 16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	July 30, 2018	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)