Form 10-Q
period 2018-09-30
OIL STATES INTERNATIONAL, INC
filed 2018-10-31
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X]	NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

As of October 29, 2018, the number of shares of common stock outstanding was 59,978,949.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Products	$120,271	$67,339	$385,279	$223,269
Services	154,323	96,709	428,736	263,648
	274,594	164,048	814,015	486,917

Costs and expenses:
Product costs	87,822	50,593	276,122	160,252
Service costs	127,836	78,596	342,829	219,697
Cost of revenues (exclusive of depreciation and amortization expense presented below)	215,658	129,189	618,951	379,949
Selling, general and administrative expense	32,285	26,843	102,399	84,055
Depreciation and amortization expense	30,586	26,788	90,698	82,552
Other operating (income) expense, net	(213)	(589)	(2,097)	374
	278,316	182,231	809,951	546,930
Operating income (loss)	(3,722)	(18,183)	4,064	(60,013)

Interest expense	(4,913)	(1,147)	(14,359)	(3,370)
Interest income	70	73	272	243
Other income	709	207	1,927	477
Loss before income taxes	(7,856)	(19,050)	(8,096)	(62,663)
Income tax benefit	3,837	4,019	3,327	15,708
Net loss	$(4,019)	$(15,031)	$(4,769)	$(46,955)

Net loss per share:
Basic	$(0.07)	$(0.30)	$(0.08)	$(0.94)
Diluted	(0.07)	(0.30)	(0.08)	(0.94)

Weighted average number of common shares outstanding:
Basic	59,026	49,978	58,606	50,190
Diluted	59,026	49,978	58,606	50,190

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,019)	$(15,031)	$(4,769)	$(46,955)

Other comprehensive income (loss):
Currency translation adjustments	(2,539)	4,857	(11,238)	13,490
Comprehensive loss	$(6,558)	$(10,174)	$(16,007)	$(33,465)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$36,261	$53,459
Accounts receivable, net	296,713	216,139
Inventories, net	210,783	168,285
Prepaid expenses and other current assets	21,872	18,054
Total current assets	565,629	455,937

Property, plant, and equipment, net	544,653	498,890
Goodwill, net	656,753	268,009
Other intangible assets, net	247,876	50,265
Other noncurrent assets	29,885	28,410
Total assets	$2,044,796	$1,301,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capitalized leases	$25,535	$411
Accounts payable	78,621	49,089
Accrued liabilities	65,700	45,889
Income taxes payable	2,514	1,647
Deferred revenue	13,489	18,234
Total current liabilities	185,859	115,270

Long-term debt and capitalized leases	328,876	4,870
Deferred income taxes	54,141	24,718
Other noncurrent liabilities	26,245	23,940
Total liabilities	595,121	168,798

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 71,767,764 shares and 62,721,698 shares issued, respectively	718	627
Additional paid-in capital	1,091,663	754,607
Retained earnings	1,043,854	1,048,623
Accumulated other comprehensive loss	(69,731)	(58,493)
Treasury stock, at cost, 11,784,242 and 11,632,276 shares, respectively	(616,829)	(612,651)
Total stockholders’ equity	1,449,675	1,132,713
Total liabilities and stockholders’ equity	$2,044,796	$1,301,511

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(4,769)	—	—	(4,769)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(9,053)	—	(9,053)
Currency translation adjustments on intercompany advances	—	—	—	(2,185)	—	(2,185)
Stock-based compensation expense:
Restricted stock	4	16,154	—	—	—	16,158
Stock options	—	396	—	—	—	396
Issuance of common stock in connection with GEODynamics acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,683	—	—	—	25,683
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(4,178)	(4,178)
Balance, September 30, 2018	$718	$1,091,663	$1,043,854	$(69,731)	$(616,829)	$1,449,675

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,769)	$(46,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	90,698	82,552
Stock-based compensation expense	16,554	17,023
Amortization of debt discount and deferred financing costs	5,504	608
Deferred income tax expense (benefit)	1,061	(2,224)
Provision for bad debt	1,083	257
Gain on disposals of assets	(5,046)	(526)
Other, net	(92)	62
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	(25,454)	26,909
Inventories	(7,867)	5,912
Accounts payable and accrued liabilities	18,311	11,811
Income taxes payable	524	(4,789)
Other operating assets and liabilities, net	(10,406)	(14,323)
Net cash flows provided by operating activities	80,101	76,317

Cash flows from investing activities:
Capital expenditures (see Note 14)	(71,286)	(20,331)
Acquisitions of businesses, net of cash acquired	(379,676)	(12,859)
Proceeds from disposition of property, plant and equipment	1,812	1,125
Proceeds from flood insurance claims	3,589	—
Other, net	(1,218)	(631)
Net cash flows used in investing activities	(446,779)	(32,696)

Cash flows from financing activities:
Issuance of 1.50% convertible senior notes	200,000	—
Revolving credit facility borrowings	769,147	167,183
Revolving credit facility repayments	(608,565)	(193,761)
Other debt and capital lease repayments, net	(405)	(403)
Payment of financing costs	(7,368)	—
Purchase of treasury stock	—	(16,283)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(4,178)	(5,305)
Net cash flows provided by (used in) financing activities	348,631	(48,569)

Effect of exchange rate changes on cash and cash equivalents	849	2,012
Net change in cash and cash equivalents	(17,198)	(2,936)
Cash and cash equivalents, beginning of period	53,459	68,800
Cash and cash equivalents, end of period	$36,261	$65,864

Cash paid for:
Interest	$7,730	$3,448
Income taxes, net of refunds	2,369	8,590
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
In February 2016, the FASB issued guidance on leases which, as amended, introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. In connection with the required adoption of this guidance on January 1, 2019, the Company will use the optional transition method of recognizing any cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company is evaluating various specific other implementation options allowed under the standard and is populating its lease portfolio into a software system to meet the reporting requirements of this standard. The Company believes the key change upon adoption will be the balance sheet recognition of our operating leases when the Company is the lessee. The income statement recognition appears similar to the Company's current methodology.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Business Acquisitions, Goodwill and Other Intangible Assets
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics, Inc. ("GEODynamics") for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 6, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million as of the closing date of the acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019 (the “GEODynamics Acquisition”). Under the terms of the purchase agreement, the Company may be entitled to indemnification in respect of certain matters occurring prior to acquisition and amounts payable under the promissory note may be subject to set-off, in part or in full, in respect of such indemnified matters. See Note 13, "Commitments and Contingencies."
GEODynamics’ results of operations have been included in the Company’s financial statements subsequent to the closing of the acquisition on January 12, 2018. The acquired GEODynamics operations, reported as the Downhole Technologies segment, contributed revenues of $161.6 million and operating income of $26.1 million for the period from January 12, 2018 through September 30, 2018. See Note 12, "Segments, Revenue Recognition and Related Information" for further information with respect to the Downhole Technologies segment operations.
With respect to the approximately 8.66 million shares of the Company's common stock issued in the GEODynamics Acquisition, the Company also entered into a registration rights agreement. The Company filed a shelf registration statement for the resale of shares in accordance with the agreement on January 19, 2018 and the selling stockholder sold approximately 5.93 million shares of the Company's common stock through an underwritten offering in late February 2018. As of September 30, 2018, the Company does not expect to have any further material obligations under the registration rights agreement.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon Flowback Services, LLC (“Falcon”), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired), which is subject to customary post-closing purchase price adjustments. The Falcon acquisition was funded by borrowings under the Company's Amended Revolving Credit Facility (as defined in Note 6, "Long-term Debt"). Under the terms of the purchase agreement, the Company may be entitled to indemnification in respect of certain matters occurring prior to acquisition. Falcon’s results of operations have been included in the Company’s financial statements and has been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.
Transaction-Related Costs
During the nine months ended September 30, 2018, the Company expensed transaction-related costs of $2.6 million, which are included within selling, general and administrative expense and within other operating income. No material transaction-related costs were incurred during the three months ended September 30, 2018.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The GEODynamics and Falcon acquisitions have been accounted for using the acquisition method of accounting. The following table summarizes the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed in the acquisitions, as of their respective dates of acquisitions (in thousands):

	GEODynamics		Falcon
Accounts receivable, net	$37,282		$21,180
Inventories	36,135		242
Property, plant and equipment	25,769		30,000
Intangible assets
Customer relationships	100,000		13,500
Patents/Technology/Know-how	47,000		—
Tradenames	34,000		1,500
Noncompete agreements	18,000		1,100
Other assets	1,627		664
Accounts payable and accrued liabilities	(21,174)		(10,200)
Deferred income taxes	(23,627)	(a)	—
Other liabilities	(2,276)		(167)
Total identifiable net assets	252,736		57,819
Goodwill	362,604	(b)	26,427	(c)
Total net assets	$615,340		$84,246

Consideration consists of:
Cash, net of cash acquired	$295,430	$84,246
Oil States common stock	294,910	—
Promissory note	25,000	—
Total consideration	$615,340	$84,246

Intangible asset weighted-average useful lives (years):
Customer relationships	20	15
Patents/Technology/Know-how	17	n.a.
Tradenames	20	20
Noncompete agreements	3	3

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma results of operations data for the Company gives pro forma effect to the consummation of the GEODynamics and Falcon acquisitions as if they had occurred on January 1, 2017. The supplemental unaudited pro forma financial information for the Company was prepared based on historical financial information, adjusted to give pro forma effect to fair value adjustments on depreciation and amortization expense, interest expense, and related tax effects, among others. The pro forma results for the nine months ended September 30, 2018 reflect adjustments to exclude the after-tax impact of transaction costs of $2.0 million. The supplemental pro forma financial information is unaudited and may not reflect what the results of the combined operations would have been were the acquisitions to have occurred on January 1, 2017. As such, it is presented for informational purposes only (in thousands, except per share amounts):

	Pro Forma Information
	Nine Months Ended September 30,
	2018	2017
Revenue	$840,639	$663,046
Net loss	$(2,909)	$(46,157)
Diluted net loss per share	$(0.05)	$(0.78)
Diluted weighted average common shares outstanding	59,132	58,851
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
Goodwill
Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2018 were as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2017
Goodwill	$199,631	$22,767	$222,398	$—	$162,906	$385,304
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	105,103	—	105,103	—	162,906	268,009
Goodwill acquired	26,427	—	26,427	362,604	—	389,031
Foreign currency translation	—	—	—	—	(287)	(287)
Balance as of September 30, 2018	$131,530	$—	$131,530	$362,604	$162,619	$656,753

Balance as of September 30, 2018
Goodwill	$226,058	$22,767	$248,825	$362,604	$162,619	$774,048
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	$131,530	$—	$131,530	$362,604	$162,619	$656,753

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets
The following table presents the total gross carrying amount of intangibles and the total accumulated amortization for major intangible asset classes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Customer relationships	$159,557	$29,396	$44,557	$22,661
Patents/Technology/Know-how	83,672	20,818	35,762	15,844
Noncompete agreements	23,689	7,441	4,899	2,799
Tradenames and other	42,937	4,324	10,801	4,450
Total other intangible assets	$309,855	$61,979	$96,019	$45,754
The weighted average remaining amortization period for all intangible assets, other than goodwill, was 15.4 years as of September 30, 2018 and 7.8 years as of December 31, 2017. Amortization expense is expected to total $6.5 million over the last three months of 2018, $25.1 million in 2019, $23.1 million in 2020, $17.1 million in 2021 and $16.2 million in 2022. Such amounts are subject to revision and are based upon preliminary estimates of fair value and intangible asset useful lives for the GEODynamics and Falcon acquisitions. For the three months ended September 30, 2018 and 2017, amortization expense was $6.4 million and $2.2 million, respectively. Amortization expense was $18.4 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively.

4.	Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts at September 30, 2018 and December 31, 2017 is presented below (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, net:
Trade	$223,341	$153,912
Unbilled revenue	37,957	21,638
Contract assets (see Note 12)	34,687	41,195
Other	9,287	6,710
Total accounts receivable	305,272	223,455
Allowance for doubtful accounts	(8,559)	(7,316)
	$296,713	$216,139

	September 30, 2018	December 31, 2017
Inventories, net:
Finished goods and purchased products	$96,439	$82,990
Work in process	23,988	30,689
Raw materials	108,653	70,255
Total inventories	229,080	183,934
Allowance for excess or obsolete inventory	(18,297)	(15,649)
	$210,783	$168,285

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2018	December 31, 2017
Prepaid expenses and other current assets:
Income taxes receivable	$9,728	$5,927
Prepayments to vendors	3,578	2,962
Prepaid insurance	1,896	5,007
Other	6,670	4,158
	$21,872	$18,054

	Estimated Useful Life (years)			September 30, 2018	December 31, 2017
Property, plant and equipment, net:
Land				$37,246	$35,808
Buildings and leasehold improvements	2	–	40	244,401	235,330
Machinery and equipment	1	–	28	475,307	458,458
Completion Services equipment	2	–	10	482,571	431,714
Office furniture and equipment	3	–	10	43,077	43,664
Vehicles	2	–	10	122,543	118,198
Construction in progress				49,922	34,557
Total property, plant and equipment				1,455,067	1,357,729
Accumulated depreciation				(910,414)	(858,839)
				$544,653	$498,890

During the second quarter of 2018, the Company and its insurance carriers reached final settlement with respect to flood insurance claims resulting from Hurricane Harvey in 2017. In connection with this settlement, the Company's Offshore/Manufactured Products segment recognized a gain of $3.6 million following the remediation and repair of buildings and equipment and, to a lesser extent, the disposal of equipment damaged beyond repair. This gain is reported within other income in the accompanying consolidated statement of operations for the nine months ended September 30, 2018.

	September 30, 2018	December 31, 2017
Other noncurrent assets:
Deferred compensation plan	$23,201	$20,988
Deferred income taxes	748	519
Other	5,936	6,903
	$29,885	$28,410

	September 30, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$30,870	$25,794
Insurance liabilities	9,393	6,831
Accrued taxes, other than income taxes	9,472	3,591
Accrued commissions	2,348	1,335
Accrued claims	3,192	1,320
Other	10,425	7,018
	$65,700	$45,889

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

5.	Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerators:
Net loss	$(4,019)	$(15,031)	$(4,769)	$(46,955)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(4,019)	(15,031)	(4,769)	(46,955)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(4,019)	$(15,031)	$(4,769)	$(46,955)

Denominators:
Weighted average number of common shares outstanding	59,977	51,089	59,585	51,310
Less: Weighted average number of unvested restricted stock awards outstanding	(951)	(1,111)	(979)	(1,120)
Denominator for basic net loss per share	59,026	49,978	58,606	50,190
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Assumed exercise of stock options	—	—	—	—
1.50% convertible senior notes (see Note 6)	—	—	—	—
	—	—	—	—
Denominator for diluted net loss per share	59,026	49,978	58,606	50,190

Net loss per share:
Basic	$(0.07)	$(0.30)	$(0.08)	$(0.94)
Diluted	(0.07)	(0.30)	(0.08)	(0.94)
The calculation of diluted net loss per share for the three and nine months ended September 30, 2018 excluded 694 thousand shares and 696 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2017 excluded 701 thousand shares and 712 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and therefore excluded for the three and nine months ended September 30, 2018, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

6.	Long-term Debt
As of September 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility(1)	$158,370	$—
1.50% convertible senior notes(2)	165,364	—
Promissory note	25,000	—
Capital lease obligations and other debt	5,677	5,281
Total debt	354,411	5,281
Less: Current portion	(25,535)	(411)
Total long-term debt and capitalized leases	$328,876	$4,870

(1)
Presented net of $2.2 million of unamortized debt issuance costs as of September 30, 2018. Unamortized debt issuance costs of $1.6 million as of December 31, 2017 are classified in other noncurrent assets.

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
As of September 30, 2018, the Company had $160.6 million of borrowings outstanding under the Amended Credit Agreement and $23.0 million of outstanding letters of credit, leaving $149.8 million available to be drawn. The total amount available to be drawn under our Amended Revolving Credit Facility was less than the lender commitments as of September 30, 2018, due to limits imposed by maintenance covenants in the Amended Credit Agreement.
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
The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. The amended financial covenants give pro forma effect to the issuance of the convertible senior notes discussed below, acquired businesses and the annualization of EBITDA for acquired businesses.
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
As of September 30, 2018, the Company was in compliance with its debt covenants.
Issuance of 1.50% Convertible Senior Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194 million, which was used by the Company to repay a portion of the outstanding borrowings under the Revolving Credit Facility.
The initial carrying amount of the Notes recorded in the condensed consolidated balance sheet as of January 30, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital ($25.7 million, net of issuance costs and deferred taxes). As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0% which is greater than the cash interest payments the Company will pay on the Notes. Interest expense associated with the Notes for the three and nine months ended September 30, 2018 was $2.5 million and $6.6 million, respectively, while the related cash interest expense totaled $0.8 million and $2.0 million, respectively.
The following table presents the carrying amount of the Notes in the condensed consolidated balance sheets (in thousands):

September 30, 2018
Principal amount of the liability component	$200,000
Less: Unamortized discount	30,370
Less: Unamortized issuance costs	4,266
Net carrying amount of the liability	$165,364
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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the indenture. As of September 30, 2018, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Because it is the Company's intent to settle the principal portion of the Notes in cash, the Company uses the treasury stock method when calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature.
Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and is scheduled to mature on July 12, 2019. Payments due under the promissory note may be set off against certain claims, if any, related to matters occurring prior to the Company's acquisition of GEODynamics. See Note 13, "Commitments and Contingencies."

7.	Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying condensed consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of September 30, 2018 was approximately $215 million, based on quoted market prices (a Level 1 fair value measurement), which compares to the $200 million in principal amount of the Notes.

8.	Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2018:

Shares of common stock outstanding – December 31, 2017	51,089,422
Acquisition of GEODynamics (see Note 3)	8,661,083
Restricted stock awards, net of forfeitures	384,983
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(151,966)
Shares of common stock outstanding – September 30, 2018	59,983,522
As of September 30, 2018 and December 31, 2017, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On July 29, 2015, the Company’s Board of Directors approved a share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2018. On July 25, 2018, our Board of Directors extended the share repurchase program for one year to July 29, 2019. During the first nine months of 2018, the Company did not repurchase any shares of common stock under the program. The amount remaining under the Company's share repurchase authorization as of September 30, 2018 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $58.5 million at December 31, 2017 to $69.7 million at September 30, 2018, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the nine months ended September 30, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of September 30, 2018, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 4% and 17%, respectively, compared to the exchange rate at December 31, 2017, contributing to other comprehensive loss of $11.2 million reported for the nine months ended September 30, 2018. During the first nine months of 2017, the exchange rates for the British pound and the Brazilian real strengthened by 8% and 3%, compared to the U.S. dollar, contributing to other comprehensive income of $13.5 million.

10.	Stock-based Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the nine months ended September 30, 2018.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2017	693,277	1,088,519	159,553
Granted	—	409,512	46,378
Vested/Exercised	—	(529,246)	—
Forfeited	(6,239)	(24,529)	—
Outstanding – September 30, 2018	687,038	944,256	205,931
Weighted average grant date fair value (2018 awards)	$—	$29.43	$28.75
The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. The service-based restricted stock awards generally vest on a straight-line basis over their term, which is generally three to four years. The number of performance-based restricted shares ultimately issued under the program is dependent upon our achievement of predefined specific performance measures generally measured over a three-year period. In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for outstanding awards as of December 31, 2017 is relative total stockholder return compared to our peer group of companies.
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
Stock-based compensation pre-tax expense recognized in the three-month periods ended September 30, 2018 and 2017 totaled $5.9 million and $6.1 million, respectively. Stock based compensation pre-tax expense recognized in the nine-month periods ended September 30, 2018 and 2017 totaled $17.1 million and $17.1 million, respectively. As of September 30, 2018, there was $23.3 million of pre-tax compensation costs related to service-based and performance-based stock awards and unvested stock options, which will be recognized in future periods as vesting conditions are satisfied.
On May 8, 2018 (the "Effective Date"), the Company’s stockholders approved the Oil States International, Inc. 2018 Equity Participation Plan (the “Plan”). The maximum number of shares of common stock reserved and available for issuance under the Plan is the sum of 2,000,000 shares, plus (i) any shares of common stock that, as of the Effective Date, were available for issuance under the Oil States International, Inc. 2001 Equity Participation Plan (as amended from time to time, the “Prior Plan”) (and that were not subject to outstanding awards under the Prior Plan as of the Effective Date), and (ii) any shares of common stock subject to outstanding awards under the Prior Plan as of the Effective Date that are not vested and/or subsequently expired or forfeited and canceled, for

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

any reason, subject to certain adjustment as provided under the Plan. To the extent any additional shares of common stock remain subject to outstanding awards under the Prior Plan that otherwise would have been returned to the Prior Plan after May 8, 2018 on account of the expiration, forfeiture or cancellation without a delivery of shares of such outstanding awards, those shares of common stock instead will be included in the reserve of shares of common stock for issuance under the Plan. The Company filed a registration statement on Form S-8, which became effective on May 17, 2018, with respect to shares of common stock reserved for issuance under the Plan. As of September 30, 2018, approximately 2.5 million shares were available for grant under the Plan.

11.	Taxes
Income Taxes
The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the three months ended September 30, 2018, the Company's income tax benefit was $3.8 million on a pre-tax loss of $7.9 million, which reflects the impact of a discrete net tax benefit of $5.8 million (discussed below). For the nine months ended September 30, 2018, the Company’s income tax benefit was $3.3 million on a pre-tax loss of $8.1 million, reflecting the impact of the $5.8 million discrete net tax benefit discussed below as well as other discrete tax attributes. This compares to an income tax benefit of $4.0 million, or 21.1% of pre-tax losses and $15.7 million, or 25.1% of pre-tax losses, respectively, for the three and nine months ended September 30, 2017.
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
As a result of these U.S. tax law changes, during the fourth quarter of 2017 the Company recorded a net provisional charge of $28.2 million within income tax expense, consisting primarily of incremental income tax expense of $41.4 million related to the one-time, mandatory transition tax on the Company’s unremitted foreign subsidiary earnings (the "Transition Tax") and a valuation allowance established against the Company’s foreign tax credit carryforwards which were recorded as assets prior to Tax Reform Legislation, offset by a tax benefit of $13.2 million related the remeasurement of the Company’s U.S. net deferred tax liabilities based on the new 21% U.S. corporate income tax rate. The Company did not incur a material cash tax payable with respect to the Transition Tax.
During the third quarter of 2018, the Company adjusted its December 2017 provisional estimates with respect to Tax Reform Legislation resulting in an income tax benefit of $5.8 million during the period. This adjustment is primarily attributable to guidance issued by the Internal Revenue Service in 2018 allowing taxpayers, including the Company, to elect to carryback or carryforward 2017 U.S. net operating losses rather than requiring that such tax losses be used to offset the Transition Tax. Based on this guidance which was clarified in the third quarter of 2018, the Company has elected to utilize available foreign tax credits to fully satisfy the Transition Tax and plans to file a carryback claim against its 2015 U.S. federal income tax return and receive approximately $5.5 million in cash.
The Tax Reform Legislation also includes many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, and potential incremental taxes related to certain foreign earnings. Many of these provisions did not apply to the Company until January 1, 2018. The Company continues to assess the impact of these and other provisions of the Tax Reform Legislation. The net deferred tax liability as of September 30, 2018 has not been materially impacted by any of these provisions. The Company’s net deferred tax liability, as of December 31, 2017, excluded the impact, if any, of potential future U.S. income taxes related to certain foreign activities and transactions as described in the Tax Reform Legislation.
The Company continues to examine the implications arising from the Transition Tax and other provisions of these new tax laws but believes the provisional estimates recorded through the third quarter of 2018 reflect a reasonable estimate of the impact based on the information available as of September 30, 2018. As additional regulatory and accounting guidance becomes available and further information is obtained in connection with the preparation of the Company’s various foreign income tax returns, the Company will record, if necessary, adjustments to these provisional estimates in the fourth quarter of 2018.

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
Tariffs and Duties
The Company uses a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of its products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and the Company continues to monitor these matters. If the Company encounters difficulty in procuring these raw materials and component products, or if the prices the Company has to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise and the Company is unable to pass corresponding cost increases on to its customers, the Company's financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause customers to delay or cancel planned projects which, if this occurred, would adversely affect the Company's financial position and results of operations. See Note 13, "Commitments and Contingencies."

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
The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services as well as land drilling services. The Completion Services operations provide solutions to its customers using our completion tools and highly trained personnel throughout its service offerings which include: wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing and flowback operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in West Texas and the Rocky Mountain region of the United States. Separate business lines within the Well Site Services Segment have been disclosed to provide additional detail with respect to its operations. Substantially all of the revenue generated by the Well Site Services segment are classified as service revenues in the unaudited condensed consolidated statements of operations.
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
Financial information by business segment for the three and nine months ended September 30, 2018 and 2017 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2018
Well Site Services –
Completion Services	$111,669	$16,884	$(3,271)	$17,915	$540,203
Drilling Services	16,920	3,479	(2,206)	2,711	68,444
Total Well Site Services	128,589	20,363	(5,477)	20,626	608,647
Downhole Technologies	56,571	4,582	6,485	8,727	691,974
Offshore/Manufactured Products	89,434	5,426	7,069	3,475	703,203
Corporate	—	215	(11,799)	197	40,972
Total	$274,594	$30,586	$(3,722)	$33,025	$2,044,796

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2017
Well Site Services –
Completion Services	$61,015	$15,679	$(9,933)	$2,447	$427,207
Drilling Services	16,162	4,454	(3,235)	1,693	74,991
Total Well Site Services	77,177	20,133	(13,168)	4,140	502,198
Downhole Technologies	—	—	—	—	—
Offshore/Manufactured Products	86,871	6,404	7,334	2,846	782,651
Corporate	—	251	(12,349)	54	44,506
Total	$164,048	$26,788	$(18,183)	$7,040	$1,329,355

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine months ended September 30, 2018
Well Site Services –
Completion Services	$302,877	$49,082	$(6,538)	$40,430	$540,203
Drilling Services	51,235	10,898	(7,474)	5,737	68,444
Total Well Site Services	354,112	59,980	(14,012)	46,167	608,647
Downhole Technologies	161,626	12,998	26,139	13,793	691,974
Offshore/Manufactured Products	298,277	17,026	32,185	10,606	703,203
Corporate	—	694	(40,248)	720	40,972
Total	$814,015	$90,698	$4,064	$71,286	$2,044,796

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine months ended September 30, 2017
Well Site Services –
Completion Services	$167,577	$48,400	$(38,960)	$8,560	$427,207
Drilling Services	39,120	14,283	(11,239)	2,800	74,991
Total Well Site Services	206,697	62,683	(50,199)	11,360	502,198
Downhole Technologies	—	—	—	—	—
Offshore/Manufactured Products	280,220	19,091	27,460	8,775	782,651
Corporate	—	778	(37,274)	196	44,506
Total	$486,917	$82,552	$(60,013)	$20,331	$1,329,355
One customer individually accounted for 10% and 16% of the Company’s consolidated product and service revenue for the nine months ended September 30, 2018 and 2017, respectively, and individually represented 10% of the Company’s consolidated total accounts receivable as of September 30, 2018. For the Company’s Well Site Services segment, substantially all depreciation and amortization expense relates to cost of services while substantially all depreciation and amortization expense for the Downhole Technologies segment relates to cost of products. The Offshore/Manufactured Products segment has numerous facilities around the world that generate both product and service revenues, and it is common for the segment to provide both installation and other services for products that we manufacture in this segment. While substantially all depreciation and amortization expense for the Offshore/Manufactured Products segment relates to cost of revenues, it does not segregate or capture depreciation or amortization of intangible assets between product and service cost. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$22,277	$22,698	$22,277	$22,698
Short-cycle:
Completion products and services	111,669	61,015	56,571	—	27,463	29,873	195,703	90,888
Drilling services	16,920	16,162	—	—	—	—	16,920	16,162
Other products	—	—	—	—	6,707	7,908	6,707	7,908
Total short-cycle	128,589	77,177	56,571	—	34,170	37,781	219,330	114,958
Other products and services	—	—	—	—	32,987	26,392	32,987	26,392
	$128,589	$77,177	$56,571	$—	$89,434	$86,871	$274,594	$164,048

Percentage of total revenue by type -
Products	—%	—%	98%	—%	73%	78%	44%	41%
Services	100%	100%	2%	—%	27%	22%	56%	59%

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Nine months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$98,301	$89,615	$98,301	$89,615
Short-cycle:
Completion products and services	302,877	167,577	161,626	—	90,218	86,840	554,721	254,417
Drilling services	51,235	39,120	—	—	—	—	51,235	39,120
Other products	—	—	—	—	21,718	24,032	21,718	24,032
Total short-cycle	354,112	206,697	161,626	—	111,936	110,872	627,674	317,569
Other products and services	—	—	—	—	88,040	79,733	88,040	79,733
	$354,112	$206,697	$161,626	$—	$298,277	$280,220	$814,015	$486,917

Percentage of total revenue by type -
Products	—%	—%	98%	—%	76%	80%	47%	46%
Services	100%	100%	2%	—%	24%	20%	53%	54%
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
The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 69% and 76% of consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products offered by the Company. Revenue on these contracts is recognized

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

when control over the product has transferred to the customer. Indicators considered by the Company in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 31% and 24% of consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. The majority of the Company's revenue recognized over time is for services provided under short-term contracts with revenue recognized as the customer receives and consumes the services provided by the Company. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
The Company has applied the practical expedient in ASC 606 and does not disclose information about remaining performance obligations (or "backlog") that have original expected durations of one year or less. As of September 30, 2018, the Company had $71.2 million of remaining backlog related to contracts with an original expected duration of greater than one year. We expect to recognize approximately 18% of this remaining backlog as revenue in 2018, an additional 57% in 2019 and the balance thereafter.
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
Contract Balances
The following table summarizes balances related to contracts with customers, including trade receivables, unbilled revenue, contract assets and contract liabilities (deferred revenue), as of September 30, 2018 and December 31, 2017 (in thousands).

	September 30, 2018	December 31, 2017
Customer Accounts Receivable:
Trade	$223,341	$153,912
Unbilled revenue	37,957	21,638
Contract assets	34,687	41,195
	$295,985	$216,745

Contract liabilities (deferred revenue)	$13,489	$18,234
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Contract assets relate to the Company's right to consideration for work completed but not billed as of September 30, 2018 and December 31, 2017 on certain project-driven contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue as the related performance obligation is satisfied.
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
The following table summarizes the significant changes in the contract assets and contract liabilities (deferred revenue) for longer-term, project-driven and other contracts within the Offshore/Manufactured Products segment during the nine months ended September 30, 2018 (in thousands).

	Nine Months Ended September 30, 2018
	Contract Assets	Deferred Revenue
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$(9,113)
Increases due to billings, excluding amounts recognized as revenue during the period	—	4,796
Increases due to revenue recognized during the period	36,519	—
Transferred to receivables from contract assets recognized at the beginning of the period	(43,331)	—
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
We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses (including GEODynamics and Falcon), and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and, in other cases, we have indemnified the buyers of businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, including the matters described below, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on recent clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and determined to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the GEODynamics acquisition, the seller agreed to indemnify and hold the Company harmless against certain claims related to matters such as this. Additionally, the Company is able to set off payments due under the $25.0 million promissory note (see Note 6, "Long-term Debt") issued to the seller of GEODynamics in respect of indemnification claims which could affect both the timing of payment and the amount due under the promissory note.
Over recent years, a number of lawsuits were filed in Federal Court, against the Company and or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiffs sought damages and penalties for the Company’s alleged failure to properly classify its field service employees as “non-exempt” under the FLSA and pay them on an hourly basis (including overtime). During the three and nine months ended September 30, 2018, the Company accrued $2.6 million and $3.3 million, respectively, for additional settlement awards related to these claims.

14.	Related Party Transactions
GEODynamics historically leased certain land and facilities from an indirect equity holder and employee of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. Rent expense related to these leases for the three months ended September 30, 2018 and the period from January 12, 2018 through September 30, 2018 totaled $96 thousand and $316 thousand, respectively. The Company exercised its option to purchase the most significant facility and associated land for approximately $5.4 million in September 2018.

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

•
the availability of and access to attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling and completion activities;

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
Our consolidated results of operations reflect the impact of the GEODynamics and Falcon acquisitions completed in the first quarter 2018 as well as the impact of current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions and a general slowing of the investments in deepwater markets globally since the start of a prolonged industry downturn in 2014.
Recent Developments
In addition to capital spending, we have invested in acquisitions of businesses complementary to our growth strategy. Our acquisition strategy has allowed us to leverage our existing and acquired products and services into new geographic locations and has expanded the breadth of our technology and product offerings while allowing us to leverage our cost structure. We have made strategic and complementary acquisitions in each of our business segments in recent years.
On December 12, 2017 we entered into an agreement to acquire GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of approximately $615 million (the "GEODynamics Acquisition"), consisting of (i) $295 million in cash (net of cash acquired), (ii) approximately 8.66 million shares of our common stock and (iii) an unsecured $25 million promissory note. For the years ended December 31, 2017 and 2016, GEODynamics generated $166.4 million and $72.1 million of revenues, respectively, and $24.6 million and $0.1 million of net income, respectively.
In connection with the GEODynamics Acquisition, we completed several financing transactions to extend the maturity of our debt while providing us with the flexibility to repay outstanding borrowings under our revolving credit facility with anticipated future cash flows from operations.
On January 30, 2018, we sold $200.0 million aggregate principal amount of our 1.50% convertible senior notes due 2023 (the “Notes”) through a private placement to qualified institutional buyers. We received net proceeds from the offering of the Notes of approximately $194 million, after deducting issuance costs. We used the net proceeds from the sale of the Notes to repay a portion of the borrowings outstanding under our revolving credit facility (the "Revolving Credit Facility"), substantially all of which were drawn to fund the cash portion of the purchase price paid for GEODynamics.
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
See Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets” and Note 6, "Long-term Debt" to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further discussion of these recent developments.

Macroeconomic Environment
The macroeconomic environment for the energy sector has improved since the first half of 2017, with crude oil prices rising during the third quarter of 2018 to their highest levels since the downturn began in late 2014. The increase in crude oil prices reflects the continuing impact of growth in global oil demand and reductions in global supplies. Following its June 2018 meeting, OPEC indicated that members may raise production levels over the second half of 2018 while still continuing to adhere to previously agreed production cut levels – addressing concerns with respect to production declines in Venezuela and Libya as well as the announced planned reinstatement of sanctions against Iran by the United States. As shown in the table that follows, West Texas Intermediate (“WTI”) and Brent crude oil prices averaged $70 per barrel and $75 per barrel, respectively, in the third quarter of 2018, up 45% and 44%, respectively, compared to the third quarter 2017 average prices. The average U.S. rig count for the third quarter of 2018 improved 11% compared to the 2017 third quarter average.
Rising crude oil prices rapidly translated into increased U.S. land oriented drilling and completion activity during 2017 and into 2018 in areas such as the Permian Basin, which is leading to higher domestic production. Spending in the U.S. shale play regions has positively influenced overall drilling and completion activity and, therefore, the activity of our Well Site Services and Downhole Technologies segments as well as for short-cycle products within our Offshore/Manufactured Products segment in 2018. The resulting production growth from the Permian Basin is now testing the limits of pipeline take away capacity out of the basin, leading to significant crude oil price differentials between prices received in the Permian Basin and prices of Brent crude oil and reducing the revenue many of our customers receive. The duration of these price differentials is uncertain and could lead to a reduction in drilling and completion activity in the Permian Basin which could impact the demand for our drilling and completion related services. Expectations with respect to the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Given the historical volatility of crude oil prices, there remains a degree of risk that prices could deteriorate due to increases in global inventory levels, increasing domestic crude oil production, increasing price differentials between markets, slowing growth rates in various global regions, use of alternatives, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, continued crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Natural gas prices have remained relatively constant over the past nine quarters – averaging $3 per mmBtu. Customer spending in the natural gas shale plays has been limited due to natural gas production from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.

Recent WTI, Brent crude oil and natural gas pricing trends are as follows:

		Average Price(1) for quarter ended
Year		March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2018	(2)	$62.91	$68.07	$69.70
2017		$51.62	$48.14	$48.18	$55.27
2016		$33.35	$45.46	$44.85	$49.14
Brent Crude (per bbl)
2018	(2)	$66.86	$74.53	$75.08
2017		$53.59	$49.59	$52.10	$61.40
2016		$33.84	$45.57	$45.80	$49.11
Henry Hub Natural Gas (per mmBtu)
2018		$3.08	$2.85	$2.93
2017		$3.02	$3.08	$2.95	$2.90
2016		$1.99	$2.15	$2.88	$3.04

(1)
Source: U.S. Energy Information Administration. As of October 22, 2018, WTI, Brent crude oil and natural gas traded at approximately $69.25 per barrel, $80.45 per barrel and $3.20 per mmBtu, respectively.

(2)
Reflecting the impact of pipeline take away capacity constraints from the Permian Basin, the average price per barrel for WTI (Midland, Texas) crude oil for the first, second and third quarters of 2018 was approximately 1%, 12% and 21%, respectively, below the average WTI crude oil quarterly benchmark prices referenced, which are based on the spot price of WTI at Cushing, Oklahoma. Brent crude oil average quarterly prices for the first, second and third quarters of 2018 were 7%, 24% and 36% above the corresponding WTI (Midland, Texas) crude oil quarterly average prices.

Overview
Our Well Site Services segment provides completion services and, to a lesser extent, land drilling services in the United States (including the Gulf of Mexico), Canada and the rest of the world. U.S. drilling and completion activity and, in turn, segment results are particularly sensitive to near-term fluctuations in commodity prices, particularly WTI prices, given the call-out nature of its operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Land – Oil	848	742	814	671
U.S. Land – Natural gas and other	181	182	184	167
U.S. Offshore	22	22	21	23
Total United States	1,051	946	1,019	861
Canada	209	208	195	207
Total North America	1,260	1,154	1,214	1,068
Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in the North American shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2018, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance natural gas related. The average North American rig count for the nine months ended September 30, 2018 increased 146 rigs, or 14%, compared to the nine months ended September 30, 2017, in response to the increase in crude oil prices previously discussed.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as “project-driven products”). For the first nine months of 2018, these activities only represent approximately 32% of the segment's revenue. This segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies (“IOCs”) and state-run national oil companies (“NOCs”)) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects once approved for development are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2017, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements caused exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. During this time, customers have focused on improving the economics of their major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. As a result, our bookings declined, leading to substantially reduced backlog and project-driven revenue in 2018 relative to recent years.
Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $165 million at June 30, 2018. Backlog increased during the third quarter of 2018 to $175 million at September 30, 2018. The following table sets forth backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2018	$157	$165	$175
2017	$204	$202	$198	$168
2016	$306	$268	$203	$199
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers has adversely affected our results of operations, cash flows and financial position since the second half of 2014. As previously noted, one of the primary areas of increased customer spending has been for unconventional drilling and completion activity in the Permian Basin in West Texas. The resulting production from this region has expanded significantly and is now testing the limits of pipeline take away capacity out of the basin, leading to significant crude oil price differentials (WTI Midland price compared to Brent crude oil price) which is reducing the revenue many of our customers receive. If crude oil and natural gas prices received decline, our customers may be required to reduce their capital expenditures, causing declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 13, "Commitments and Contingencies."
In August 2018, a Colorado ballot initiative which seeks to substantially limit all new oil and gas development not on federal land qualified for inclusion on the November 6, 2018 ballot. If this ballot item is approved, our customers in the state of Colorado may experience material curtailment in the permitting of new exploration, development, or production activities. Any such curtailments could materially reduce the demand for our products and services in the state and have a significant adverse effect on our business and results of operations.
We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Selected Financial Data
Unaudited Consolidated Results of Operations Data
The following summarizes the unaudited consolidated results of operations of our Company for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Revenues
Products	$120,271	$67,339	$52,932	$385,279	$223,269	$162,010
Services	154,323	96,709	57,614	428,736	263,648	165,088
	274,594	164,048	110,546	814,015	486,917	327,098
Costs and expenses:
Product costs	87,822	50,593	37,229	276,122	160,252	115,870
Service costs	127,836	78,596	49,240	342,829	219,697	123,132
Cost of revenues (exclusive of depreciation and amortization expense presented below)	215,658	129,189	86,469	618,951	379,949	239,002
Selling, general and administrative expenses	32,285	26,843	5,442	102,399	84,055	18,344
Depreciation and amortization expense	30,586	26,788	3,798	90,698	82,552	8,146
Other operating (income) expense, net	(213)	(589)	376	(2,097)	374	(2,471)
	278,316	182,231	96,085	809,951	546,930	263,021
Operating income (loss)	(3,722)	(18,183)	14,461	4,064	(60,013)	64,077
Interest expense	(4,913)	(1,147)	(3,766)	(14,359)	(3,370)	(10,989)
Interest income	70	73	(3)	272	243	29
Other income	709	207	502	1,927	477	1,450
Loss before income taxes	(7,856)	(19,050)	11,194	(8,096)	(62,663)	54,567
Income tax benefit	3,837	4,019	(182)	3,327	15,708	(12,381)
Net loss	$(4,019)	$(15,031)	$11,012	$(4,769)	$(46,955)	$42,186

Net loss per share:
Basic	$(0.07)	$(0.30)		$(0.08)	$(0.94)
Diluted	(0.07)	(0.30)		(0.08)	(0.94)

Weighted average number of common shares outstanding:
Basic	59,026	49,978		58,606	50,190
Diluted	59,026	49,978		58,606	50,190

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three and nine months ended September 30, 2018 and 2017 is summarized below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Revenues
Well Site Services -
Completion Services	$111,669	$61,015	$50,654	$302,877	$167,577	$135,300
Drilling Services	16,920	16,162	758	51,235	39,120	12,115
Total Well Site Services	128,589	77,177	51,412	354,112	206,697	147,415
Downhole Technologies	56,571	—	56,571	161,626	—	161,626
Offshore/Manufactured Products	89,434	86,871	2,563	298,277	280,220	18,057
Total	$274,594	$164,048	$110,546	$814,015	$486,917	$327,098

Operating income (loss)
Well Site Services -
Completion Services	$(3,271)	$(9,933)	$6,662	$(6,538)	$(38,960)	$32,422
Drilling Services	(2,206)	(3,235)	1,029	(7,474)	(11,239)	3,765
Total Well Site Services	(5,477)	(13,168)	7,691	(14,012)	(50,199)	36,187
Downhole Technologies	6,485	—	6,485	26,139	—	26,139
Offshore/Manufactured Products	7,069	7,334	(265)	32,185	27,460	4,725
Corporate	(11,799)	(12,349)	550	(40,248)	(37,274)	(2,974)
Total	$(3,722)	$(18,183)	$14,461	$4,064	$(60,013)	$64,077

Operating margin(1)
Well Site Services -
Completion Services	(3)%	(16)%	(2)%	(23)%
Drilling Services	(13)%	(20)%	(15)%	(29)%
Total Well Site Services	(4)%	(17)%	(4)%	(24)%
Downhole Technologies	11%	—%	16%	—%
Offshore/Manufactured Products	8%	8%	11%	10%
Total	(1)%	(11)%	—%	(12)%
(1)Operating margin is defined as operating income (loss) divided by revenues.

The following table provides supplemental unaudited disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Three months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$22,277	$22,698	$22,277	$22,698
Short-cycle:
Completion products and services	111,669	61,015	56,571	—	27,463	29,873	195,703	90,888
Drilling services	16,920	16,162	—	—	—	—	16,920	16,162
Other products	—	—	—	—	6,707	7,908	6,707	7,908
Total short-cycle	128,589	77,177	56,571	—	34,170	37,781	219,330	114,958
Other products and services	—	—	—	—	32,987	26,392	32,987	26,392
	$128,589	$77,177	$56,571	$—	$89,434	$86,871	$274,594	$164,048

Percentage of total revenue by type -
Products	—%	—%	98%	—%	73%	78%	44%	41%
Services	100%	100%	2%	—%	27%	22%	56%	59%

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Nine months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$98,301	$89,615	$98,301	$89,615
Short-cycle:
Completion products and services	302,877	167,577	161,626	—	90,218	86,840	554,721	254,417
Drilling services	51,235	39,120	—	—	—	—	51,235	39,120
Other products	—	—	—	—	21,718	24,032	21,718	24,032
Total short-cycle	354,112	206,697	161,626	—	111,936	110,872	627,674	317,569
Other products and services	—	—	—	—	88,040	79,733	88,040	79,733
	$354,112	$206,697	$161,626	$—	$298,277	$280,220	$814,015	$486,917

Percentage of total revenue by type -
Products	—%	—%	98%	—%	76%	80%	47%	46%
Services	100%	100%	2%	—%	24%	20%	53%	54%
See Note 12, "Segments, Revenue Recognition and Related Information," for further information with respect to our business segments.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Consolidated Operating Results
We reported a net loss for the three months ended September 30, 2018 of $4.0 million, or $0.07 per diluted share, which included $3.5 million ($2.8 million after-tax, or $0.05 per diluted share) of charges related to legal fees incurred for patent defense and a $2.6 million reserve ($2.1 million after-tax, or $0.03 per diluted share) for prior years' Fair Labor Standards Act ("FLSA") claim settlements. Additionally, the Company recognized a $5.8 million ($0.10 per diluted share) income tax benefit related to a change in its December 2017 provisional estimates with respect to U.S. tax reform legislation. These results compare to a net loss for the three months ended September 30, 2017 of $15.0 million, or $0.30 per diluted share, which included $0.4 million ($0.3 million after-tax, or $0.01 per diluted share) of severance and other downsizing charges and $1.0 million ($0.02 per diluted share) of additional tax expense related to the decision to carry back net operating losses incurred in 2016.
Our consolidated results of operations reflect the impact of the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 as well as the impact of current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions and a general slowing of investments in deepwater markets globally since the start of a prolonged industry downturn in 2014.
Revenues. Consolidated total revenues in the third quarter of 2018 increased $110.5 million, or 67%, from the third quarter of 2017. Consolidated product revenues in the third quarter of 2018 increased $52.9 million, or 79%, from the third quarter of 2017 due primarily to the GEODynamics acquisition completed in first quarter 2018. Consolidated service revenues in the third quarter of 2018 increased $57.6 million, or 60%, from the third quarter of 2017 reflecting the contributions from the Falcon acquisition in the first quarter of 2018 and increased customer spending activity within the Well Site Services segment. As can be derived from the preceding table, 80% of our consolidated revenues in the third quarter of 2018 related to our short-cycle product and service offerings, which compares to 70% in the same period last year, reflecting the contributions from our first quarter 2018 acquisitions and higher customer spending in the U.S. shale play regions.
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated cost of revenues (exclusive of depreciation and amortization expense) increased $86.5 million, or 67%, in the third quarter of 2018 compared to the third quarter of 2017, reflecting primarily the impact of acquisitions completed in the first quarter of 2018 as well as activity-driven revenue growth within the Well Site Services segment. To a lesser extent, costs in the third quarter of 2018 also increased due to additional expenses associated with equipment repair, maintenance and rentals within the Well Site Services segment and higher levels of under-absorption of manufacturing costs in the Offshore/Manufactured Products segment. The current quarter also includes $2.6 million in expense related to the settlement of FLSA claims arising in prior years which is reported within the Well Site Services segment.
Consolidated product costs in the third quarter of 2018 increased $37.2 million, or 74%, from the third quarter of 2017 as a result of the GEODynamics acquisition completed in first quarter 2018. Consolidated service costs in the third quarter of 2018 increased $49.2 million, or 63%, from the third quarter of 2017, driven by the significant increase in revenue largely due to the Falcon acquisition.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $5.4 million, or 20%, in the third quarter of 2018 from the prior-year quarter primarily due to incremental expenses associated with the acquired GEODynamics operations and higher activity levels. Reported expenses in the third quarter of 2018 also include $3.5 million of patent defense costs incurred by the Downhole Technologies segment.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.8 million, or 14%, in the third quarter of 2018 compared to the third quarter of 2017 reflecting the impact of the acquired GEODynamics and Falcon operations, which was partially offset by certain assets becoming fully depreciated. Note 12, "Segments, Revenue Recognition and Related Information," presents depreciation and amortization expense by segment.
Other Operating (Income) Expense, Net. Other operating income was relatively consistent between periods, with income of $0.2 million reported in the third quarter of 2018 which compares to income of $0.6 million in the third quarter of 2017.
Operating Loss. Our consolidated operating loss was $3.7 million in the third quarter of 2018, which includes the impact of $6.1 million in costs associated with patent defense and settlement of prior-year FLSA claims as discussed previously. This compares to a consolidated operating loss of $18.2 million in the third quarter of 2017, which included the impact of $0.4 million of severance and facility closure charges. The year-over-year improvement in operating results was driven by higher revenues and contributions from the recently acquired GEODynamics and Falcon operations.

Interest Expense and Interest Income. Net interest expense was $4.8 million in the third quarter of 2018, an increase of $3.8 million from the same period in 2017. This increase reflects our funding during the first quarter of 2018 of $379.7 million in net acquisition consideration through borrowings under our revolving credit facility and issuance of the Notes. Interest expense as a percentage of total debt outstanding decreased from 14.0% in the third quarter of 2017 to 5.7% in the third quarter of 2018. Interest expense as a percentage of total debt outstanding in the third quarter of 2017 reflects lower average borrowings outstanding under our revolving credit facility and an increased proportion of interest expense associated with unused commitment fees and non-cash amortization of debt issuance costs.
Income Tax. The income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the three months ended September 30, 2018, our income tax benefit was $3.8 million, on a pre-tax loss of $7.9 million, which reflects the impact of a $5.8 million discrete tax benefit related to recent U.S. tax reform guidance allowing the carry back of U.S. net operating losses incurred in 2017 as well as other discrete tax attributes. This compares to an income tax benefit of $4.0 million, or 21.1% of pre-tax losses, for the three months ended September 30, 2017.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of the reported net loss and other comprehensive income (loss). Other comprehensive loss was $2.5 million in the third quarter of 2018 compared to other comprehensive income of $4.9 million in the third quarter of 2017 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended September 30, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2018, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened. This compares to the third quarter of 2017, when the exchange rates for the British pound strengthened and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues increased $51.4 million, or 67%, in the third quarter of 2018 from the prior-year quarter due primarily to Completion Services revenue which increased $50.7 million, or 83%, reflecting the impact of revenue generated by the acquired Falcon operations and increased completion-related activity levels in the United States. The number of Completion Services job tickets in the third quarter of 2018 increased 71% over the prior-year period and revenue per Completion Services job increased 7% year-over-year. Our Drilling Services revenues increased $0.8 million, or 5%, to $16.9 million in the third quarter of 2018 from the third quarter of 2017.
Operating Loss. With higher revenues, our Well Site Services segment operating loss declined $7.7 million, or 58%, in the third quarter of 2018 from the prior-year period. Well Site Services segment revenues and cost of services for the third quarter of 2018 increased 67% and 66%, respectively, from the prior-year quarter, with other costs and expenses remaining relatively flat. Our Completion Services operating loss in the third quarter of 2018 improved $6.7 million, or 67%, from the prior-year period, with the impact of higher revenues partially offset by increased equipment repair, maintenance and rental expense. Additionally, results in the current quarter include a $2.6 million charge associated with the additional reserves established for prior-year FLSA claims. Our Drilling Services operating loss declined $1.0 million, or 32%, in the third quarter of 2018 from the third quarter of 2017 primarily as a result of a favorable shift in revenue mix.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues were $56.6 million in the third quarter of 2018 reflecting activity of the GEODynamics operations acquired in January 2018.
Operating Income. Our Downhole Technologies segment operating income was $6.5 million in the third quarter of 2018. Reported results were negatively impacted by $3.5 million of patent defense costs incurred in the third quarter of 2018.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $2.6 million, or 3%, in the third quarter of 2018 compared to the third quarter of 2017 with increases in service and other products sales partially offset by lower sales of short-cycle products, such as elastomers and valves.
Operating Income. Our Offshore/Manufactured Products segment operating income decreased $0.3 million, or 4%, in the third quarter of 2018 compared to the third quarter of 2017, with the impact of modest reported revenue growth offset by lower absorption of manufacturing facility costs.

Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace than in recent years. However, deepwater project award potential appears to be increasing in light of the current commodity price environment. Backlog in our Offshore/Manufactured Products segment increased from $165 million at June 30, 2018 to $175 million as of September 30, 2018, with a book to bill ratio of 1.1x in the third quarter of 2018.
Corporate
Expenses decreased $0.6 million, or 4%, in the third quarter of 2018 from the prior-year period due to a reduction in short-term incentive compensation accruals.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Consolidated Results of Operations
We reported a net loss for the nine months ended September 30, 2018 of $4.8 million, or $0.08 per diluted share, which included $5.9 million ($4.7 million after-tax, or $0.08 per diluted share) of charges related to legal fees incurred for patent defense and $3.3 million in reserves ($2.6 million after-tax, or $0.04 per diluted share) for prior years' FLSA claim settlements, $2.6 million ($2.0 million after-tax, or $0.03 per diluted share) of transaction-related expense and $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance. Additionally, during the nine months ended September 30, 2018 the Company recognized a $5.8 million ($0.10 per diluted share) income tax benefit related to a change in its December 2017 provisional estimates with respect to U.S. tax reform legislation. These results compare to a net loss for the nine months ended September 30, 2017 of $47.0 million, or $0.94 per diluted share, which included $2.0 million ($1.5 million after-tax, or $0.03 per diluted share) of severance and other downsizing charges and $1.0 million ($0.02 per diluted share) of additional tax expense related to the decision to carry back net operating losses incurred in 2016.
Our consolidated results of operations reflect the impact of the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 as well as the impact of current industry trends and customer spending activities which are focused on growth in the U.S. shale play regions and a general slowing of investments in deepwater markets globally since the start of a prolonged industry downturn in 2014.
Revenues. Consolidated total revenues in the first nine months of 2018 increased $327.1 million, or 67%, from the first nine months of 2017. Consolidated product revenues in the first nine months of 2018 increased $162.0 million, or 73%, from the first nine months of 2017, reflecting primarily the impact of the inclusion of the acquired GEODynamics operations. Consolidated service revenues for the first nine months of 2018 increased $165.1 million, or 63%, from the first nine months of 2017 due principally to higher customer-driven activity within the Well Site Services segment and contributions from the acquired Falcon operations. As can be derived from the preceding table, 77% of our consolidated revenues in the first nine months of 2018 were related to our short-cycle product and service offerings, which compared to 65% in the same period last year, due principally to contributions from our first quarter 2018 acquisitions and higher customer spending in the U.S. shale play regions.
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated cost of revenues (exclusive of depreciation and amortization expense) increased $239.0 million, or 63%, in the first nine months of 2018 compared to the first nine months of 2017, reflecting the impact of the acquisitions completed in the first quarter of 2018 as well as activity-driven revenue growth within the Well Site Services and Offshore/Manufactured Products segments.
Consolidated product costs in the first nine months of 2018 increased $115.9 million, or 72%, from the first nine months of 2017 due primarily to the GEODynamics acquisition completed in first quarter 2018. Consolidated service costs for the first nine months of 2018 increased $123.1 million, or 56%, from the first nine months of 2017 driven by the significant increase in revenue largely due to the Falcon acquisition.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $18.3 million, or 22%, in the first nine months of 2018 from the prior-year period primarily due to incremental expenses associated with the acquired GEODynamics operations (including $5.9 million of patent defense costs), $0.9 million of transaction-related costs and higher activity levels.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.1 million, or 10%, in the first nine months of 2018 compared to the first nine months of 2017 reflecting the impact of the acquired GEODynamics and Falcon operations, which was partially offset by certain assets becoming fully depreciated. Note 12, "Segments, Revenue Recognition and Related Information," presents depreciation and amortization expense by segment.

Other Operating (Income) Expense, Net. Other operating (income) expense moved from an expense of $0.4 million in the first nine months of 2017 to income of $2.1 million in the first nine months of 2018. During the first nine months of 2018, our Offshore/Manufactured Products segment recognized a gain of $3.6 million in settlement of a Hurricane Harvey flood insurance claim, which was partially offset by $1.7 million in transaction-related expenses. Other operating expense in the prior-year period is primarily related to foreign currency exchange losses.
Operating Income (Loss). Our consolidated operating income was $4.1 million in the first nine months of 2018, which included the impact of a $3.6 million gain related to the insurance settlement discussed previously, offset by $9.2 million of costs associated with patent defense and settlement of FLSA claims and $3.4 million of transaction-related and severance charges. This compares to a consolidated operating loss of $60.0 million in the first nine months of 2017, which included the impact of $2.0 million of severance and facility closure charges. The majority of the year-over-year improvement in operating results was driven by higher revenues, which favorably impacted each of our operating segments, and contributions from the recently acquired GEODynamics and Falcon operations.
Interest Expense and Interest Income. Net interest expense was $14.1 million in the first nine months of 2018, up $11.0 million from the same period in 2017. This increase reflects our funding during the first quarter of 2018 of $379.7 million in net acquisition consideration through borrowings under our revolving credit facility and issuance of the Notes. Interest expense as a percentage of total debt outstanding decreased from 14.5% in the first nine months of 2017 to 5.6% in the first nine months of 2018. Interest expense as a percentage of total debt outstanding in the first nine months of 2017 reflects lower average borrowings outstanding under our revolving credit facility and an increased proportion of interest expense associated with unused commitment fees and non-cash amortization of debt issuance costs. In connection with our amendment and restatement of the Credit Agreement on January 31, 2018, the Company expensed $0.4 million of previously deferred financing costs during the first quarter of 2018.
Income Tax. Our income tax provision for interim periods is based on estimates of the effective tax rate for the entire fiscal year. For the nine months ended September 30, 2018, our income tax benefit was $3.3 million on a pre-tax loss of $8.1 million, which reflects the impact of a $5.8 million discrete tax benefit related to recent U.S. tax reform guidance allowing the carry back of U.S. net operating losses incurred in 2017 as well as other discrete tax attributes. This compares to an income tax benefit of $15.7 million, or 25.1% of pre-tax losses for the nine months ended September 30, 2017.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of the reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $11.2 million in the first nine months of 2018 compared to other comprehensive income of $13.5 million in the first nine months of 2017 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the nine months ended September 30, 2018 and 2017, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2018, the exchange rates for the British pound and the Brazilian real compared to the U.S. dollar weakened. This compares to the first nine months of 2017, when the exchange rates for the British pound strengthened and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues increased $147.4 million, or 71%, in the first nine months of 2018 from the prior-year period due primarily to Completion Services revenues which increased $135.3 million, or 81%, reflecting the revenue generated by the acquired Falcon operations and increased completion-related activity levels in the United States. The number of Completion Services job tickets in the first nine months of 2018 increased 61% over the prior-year period and revenue per Completion Services job increased 13% year-over-year. Our Drilling Services revenues increased $12.1 million, or 31%, to $51.2 million in the first nine months of 2018 from the first nine months of 2017 primarily as a result of improved utilization of our land drilling rigs.
Operating Loss. With higher revenues, our Well Site Services segment operating loss declined $36.2 million, or 72%, in the first nine months of 2018 from the prior-year period. Well Site Services segment revenues and cost of services for the first nine months of 2018 increased 71% and 61%, respectively, from the prior-year quarter, with other costs and expenses remaining relatively consistent. Our Completion Services operating loss improved $32.4 million, or 83%, in the first nine months of 2018 compared to the first nine months of 2017, due to increased completion-related activity levels in the United States coupled with seven months of results from the acquired Falcon operations. Current year results include $3.3 million in charges associated with additional reserves established for prior-year FLSA claims. During the nine months ended September 30, 2017, reported results included $1.1 million of severance and other downsizing costs. Our Drilling Services operating loss declined $3.8 million, or 33%, in the first nine months of 2018 from the first nine months of 2017 primarily as a result of the reported revenue growth.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues were $161.6 million in the first nine months of 2018 reflecting activity of the GEODynamics operations acquired in January 2018.
Operating Income. Our Downhole Technologies segment operating income was $26.1 million in the first nine months of 2018. Reported results include the impact of $5.9 million of patent defense costs incurred since January 12, 2018.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $18.1 million, or 6%, in the first nine months of 2018 compared to the first nine months of 2017 as a result of higher sales of deepwater project-driven products, short-cycle products and service offerings. Project-driven product revenues increased 10% year-over-year due to higher sales of our standard connector products and certain deck equipment. Other products and services revenues also increased 10% from the prior year driven by higher customer demand while short-cycle products, such as elastomers and valves, improved modestly – benefiting from increased land-based activity in the United States.
Operating Income. Our Offshore/Manufactured Products segment operating income increased $4.7 million, or 17%, in the first nine months of 2018 compared to the first nine months of 2017 as a result of higher sales and a gain recognized upon the settlement of a Hurricane Harvey flood insurance claim during the second quarter of 2018, offset partially by lower absorption of manufacturing facility costs. Reported segment results for the nine months ended September 30, 2018 and 2017 include severance-related expenses of $0.8 million and $0.9 million, respectively.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued, albeit at a much slower pace than in recent years. However, deepwater project award potential appears to be improving in light of the current commodity price environment. Backlog in our Offshore/Manufactured Products totaled $175 million as of September 30, 2018, with a book to bill ratio of 1.1x in the first nine months of 2018. The segment received one notable major project award for floating production facility content during the first nine months of 2018.
Corporate
Expenses increased $3.0 million, or 8%, in the nine months ended September 30, 2018 from the prior-year period reflecting the impact of $2.4 million in transaction-related expenses incurred in connection with the first quarter 2018 acquisitions of GEODynamics and Falcon.

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
As discussed under “Recent Developments” and below, during the first quarter of 2018 we completed a number of strategic transactions in the furtherance of our growth strategy, which we believe should favorably impact our future results of operations and cash flows from operations as well as enhance our capital structure. See Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets,” and Note 6, "Long-term Debt," to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for additional information with respect to our acquisition of GEODynamics on January 12, 2018 and Falcon on February 28, 2018, our issuance of $200.0 million in principal amount of the Notes and an amendment of our Revolving Credit Facility extending its maturity to January 2022.
The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services or the inability or failure of our customers to meet their obligations to us. These potentially adverse market conditions could require us to incur asset impairment charges, deferred tax valuation allowances and/or write down the value of our goodwill, and may otherwise adversely impact our results of operations, our cash flows and our financial position.
Operating Activities
Cash flows from operations totaling $80.1 million were generated during the first nine months of 2018 compared to $76.3 million provided by operations during the same period of 2017. During the first nine months of 2018, $24.9 million was used to fund net working capital increases, driven primarily by increases in accounts receivable, income taxes receivable and inventories, partially offset by increases in accounts payable and accrued liabilities. During the first nine months of 2017, $25.5 million was provided from net working capital reductions, with decreases in accounts receivable and inventories partially offset by an increase in income taxes receivable.
Investing Activities
Cash used in investing activities during the first nine months of 2018 totaled $446.8 million, compared to $32.7 million used in investing activities during the first nine months of 2017. Capital expenditures totaled $71.3 million and $20.3 million during the first nine months of 2018 and 2017, respectively. During the first nine months of 2018, we invested net cash of $379.7 million for the acquisitions of GEODynamics and Falcon.
On January 12, 2018, we acquired GEODynamics for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded from borrowings under our Revolving Credit Facility, (ii) approximately 8.66 million shares of our common stock (having a market value of approximately $295 million as of the closing date) and (iii) an unsecured $25 million promissory note.
On February 28, 2018, we acquired Falcon for cash consideration of $84.2 million (net of cash acquired), which we funded from borrowings under our Amended Revolving Credit Facility.
We expect to spend between $85 million and $90 million in capital expenditures during 2018 to replace and upgrade our Completion Services equipment (including the acquired Falcon operations), to expand and maintain Downhole Technologies' facilities and equipment, to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.

Financing Activities
During the nine months ended September 30, 2018, net cash of $348.6 million was provided by financing activities, primarily as a result of our issuance of $200.0 million in 1.50% convertible senior notes and $160.6 million in net borrowings under the Amended Revolving Credit Facility. This compares to $48.6 million of cash used in financing activities during the nine months ended September 30, 2017, primarily as a result of repaying outstanding debt under the Revolving Credit Facility, coupled with $16.3 million used for share repurchases.
On January 12, 2018, we partially funded the GEODynamics Acquisition through borrowings available under our Revolving Credit Facility. On January 30, 2018, we issued $200.0 million in principal amount of our Notes and amended our Revolving Credit Facility, to extend the maturity of the facility to January 2022 and to provide for total lender commitments of $350 million (the "Amended Revolving Credit Facility"). Net proceeds from the Notes offering of approximately $194 million, after deducting issuance costs, were used to repay a portion of the amounts outstanding under the Amended Revolving Credit Facility.
At September 30, 2018, we had cash totaling $36.3 million, substantially all of which was held by our international subsidiaries. With the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we repatriated a portion of the cash held by our international subsidiaries to reduce borrowings outstanding under our revolving credit facility during the first nine months of 2018 without triggering any incremental tax expense.
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
We amended and restated our Credit Agreement on January 30, 2018 with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement governs our Amended Revolving Credit Facility. The Amended Revolving Credit Facility provides for up to $350 million in lender commitments and matures on January 30, 2022. Under our Amended Revolving Credit Facility, $50 million is available for the issuance of letters of credit.
As of September 30, 2018, we had $160.6 million of borrowings outstanding under the Amended Credit Agreement and $23.0 million of outstanding letters of credit, leaving $149.8 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of September 30, 2018, due to limits imposed by maintenance covenants in the Amended Credit Agreement.
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
The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 4.0 to 1.0 through the fiscal quarter ending December 31, 2018 and no greater than 3.75 to 1.0 thereafter. Our financial covenants give pro forma effect to the issuance of the Notes, acquired businesses and the annualization of EBITDA for acquired businesses.

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
As of September 30, 2018, we were in compliance with our debt covenants and expect to continue to be in compliance throughout 2018.
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
The initial carrying amount of the Notes recorded in the condensed consolidated balance sheet as of January 30, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6%, which is greater than the cash interest payments the Company will pay on the Notes. Interest expense associated with the Notes for the three and nine months ended September 30, 2018 was $2.5 million and $6.6 million, respectively. See Note 6, "Long-term Debt," for further information with respect to the carrying amount of the Notes.
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

If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the indenture. As of September 30, 2018, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Because it is our intent to settle the principal portion of the Notes in cash, the Company uses the treasury stock method when calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature. The Notes were not convertible during the three months ended September 30, 2018.
Promissory Note. In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.5% per annum and matures on July 12, 2019. Payments due under the promissory note may be set off against certain claims related to matters occurring prior to our acquisition of GEODynamics. See Note 13, "Commitments and Contingencies" for additional discussion.
Our total debt represented 19.6% of our combined total debt and stockholders’ equity at September 30, 2018 compared to 0.5% at December 31, 2017.
Stock Repurchase Program. On July 29, 2015, the Company’s Board of Directors approved a new share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2018. On July 25, 2018, our Board of Directors extended the share repurchase program for one year to July 29, 2019. During the first nine months of 2018, the Company did not repurchase shares of common stock under the program. The amount remaining under our share repurchase authorization as of September 30, 2018 was $120.5 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10‑K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based. For a discussion of recent accounting pronouncements, see Note 2, “Recent Accounting Pronouncements.”
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2018, we had floating-rate obligations totaling $160.6 million drawn under the Amended Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2018 levels, our consolidated interest expense would increase by a total of approximately $1.6 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2018, our reported foreign currency exchange gains were $0.1 million and are included in “Other operating expense, net” in the condensed consolidated statements of operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. As of December 31, 2017, we had outstanding foreign currency forward purchase contracts with notional amounts of $2.4 million related to expected cash flows denominated in Euros. No foreign currency forward purchase contracts were outstanding as of September 30, 2018.
Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, increased from $58.5 million at December 31, 2017 to $69.7 million at September 30, 2018, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the nine months ended September 30, 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of September 30, 2018, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 4% and 17%, respectively, compared to the exchange rates at December 31, 2017, contributing to other comprehensive loss of $11.2 million for the nine months ended September 30, 2018.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level. The Company closed the GEODynamics Acquisition on January 12, 2018, and the GEODynamics’ total assets and revenues constituted 34% and 20%, respectively, of the Company’s consolidated total assets and revenues as shown on our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2018. As the GEODynamics Acquisition occurred in the first quarter of 2018, the Company excluded the GEODynamics internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The GEODynamics Acquisition had a material impact on internal control over financial reporting. Due to the timing of the GEODynamics Acquisition, the Company will exclude the internal control over financial reporting of GEODynamics from our evaluation of internal control over financial reporting of the Company for the year ending December 31, 2018.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2018	41	$33.85	—	$120,544,560
August 1 through August 31, 2018	4,199	33.26	—	120,544,560
September 1 through September 30, 2018	497	30.06	—	120,544,560
Total	4,737	$32.93	—

(1)
All of the 4,737 shares purchased during the three-month period ended September 30, 2018 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

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
ITEM 4. Mine Safety Disclosures
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
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001 16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	October 31, 2018	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)