Form 10-Q
period 2019-03-31
OIL STATES INTERNATIONAL, INC
filed 2019-04-25
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

As of April 22, 2019, the number of shares of common stock outstanding was 60,441,064.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Products	$116,328	$128,826
Services	134,283	124,750
	250,611	253,576

Costs and expenses:
Product costs	89,268	92,976
Service costs	110,610	96,914
Cost of revenues (exclusive of depreciation and amortization expense presented below)	199,878	189,890
Selling, general and administrative expense	30,108	34,195
Depreciation and amortization expense	31,551	29,190
Other operating (income) expense, net	(86)	1,215
	261,451	254,490
Operating loss	(10,840)	(914)

Interest expense	(4,797)	(4,533)
Interest income	45	79
Other income	667	647
Loss before income taxes	(14,925)	(4,721)
Income tax benefit	277	1,229
Net loss	$(14,648)	$(3,492)

Net loss per share:
Basic	$(0.25)	$(0.06)
Diluted	(0.25)	(0.06)

Weighted average number of common shares outstanding:
Basic	59,258	57,787
Diluted	59,258	57,787

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(14,648)	$(3,492)

Other comprehensive income:
Currency translation adjustments	2,466	5,034
Comprehensive income (loss)	$(12,182)	$1,542

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,309	$19,316
Accounts receivable, net	262,296	283,607
Inventories, net	207,179	209,393
Prepaid expenses and other current assets	24,041	21,715
Total current assets	508,825	534,031

Property, plant, and equipment, net	533,994	540,427
Operating lease assets, net	49,171	—
Goodwill, net	647,185	647,018
Other intangible assets, net	248,911	255,301
Other noncurrent assets	29,141	27,044
Total assets	$2,017,227	$2,003,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$25,561	$25,561
Accounts payable	78,688	77,511
Accrued liabilities	48,833	60,730
Current operating lease liabilities	8,712	—
Income taxes payable	4,934	3,072
Deferred revenue	12,899	14,160
Total current liabilities	179,627	181,034

Long-term debt	292,072	306,177
Long-term operating lease liabilities	40,311	—
Deferred income taxes	52,370	53,831
Other noncurrent liabilities	25,203	23,011
Total liabilities	589,583	564,053

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 72,484,043 shares and 71,753,937 shares issued, respectively	725	718
Additional paid-in capital	1,102,176	1,097,758
Retained earnings	1,014,870	1,029,518
Accumulated other comprehensive loss	(68,931)	(71,397)
Treasury stock, at cost, 12,038,859 and 11,784,242 shares, respectively	(621,196)	(616,829)
Total stockholders’ equity	1,427,644	1,439,768
Total liabilities and stockholders’ equity	$2,017,227	$2,003,821

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2018	$718	$1,097,758	$1,029,518	$(71,397)	$(616,829)	$1,439,768
Net loss	—	—	(14,648)	—	—	(14,648)
Currency translation adjustments (excluding intercompany advances)	—	—	—	2,553	—	2,553
Currency translation adjustments on intercompany advances	—	—	—	(87)	—	(87)
Stock-based compensation expense:
Restricted stock	7	4,365	—	—	—	4,372
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,610)	(3,610)
Balance, March 31, 2019	$725	$1,102,176	$1,014,870	$(68,931)	$(621,196)	$1,427,644

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(3,492)	—	—	(3,492)
Currency translation adjustments (excluding intercompany advances)	—	—	—	5,104	—	5,104
Currency translation adjustments on intercompany advances	—	—	—	(70)	—	(70)
Stock-based compensation expense:
Restricted stock	3	4,940	—	—	—	4,943
Stock options	—	206	—	—	—	206
Issuance of common stock in connection with GEODynamics acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,640	—	—	—	25,640
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,939)	(3,939)
Balance, March 31, 2018	$717	$1,080,216	$1,045,131	$(53,459)	$(616,590)	$1,456,015

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,648)	$(3,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	31,551	29,190
Stock-based compensation expense	4,425	5,149
Amortization of debt discount and deferred financing costs	1,937	1,749
Deferred income tax provision (benefit)	(1,513)	1,807
Gain on disposals of assets	(418)	(493)
Other, net	(340)	2,061
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	21,893	(27,094)
Inventories	2,735	1,719
Accounts payable and accrued liabilities	(9,576)	(19,905)
Income taxes payable	1,878	645
Other operating assets and liabilities, net	(3,632)	(3,587)
Net cash flows provided by (used in) operating activities	34,292	(12,251)

Cash flows from investing activities:
Capital expenditures	(17,922)	(14,238)
Acquisitions of businesses, net of cash acquired	—	(379,676)
Proceeds from disposition of property, plant and equipment	368	540
Other, net	(304)	(289)
Net cash flows used in investing activities	(17,858)	(393,663)

Cash flows from financing activities:
Issuance of 1.50% convertible senior notes	—	200,000
Revolving credit facility borrowings	57,874	622,369
Revolving credit facility repayments	(73,774)	(434,369)
Other debt and capital lease repayments, net	(142)	(132)
Payment of financing costs	—	(6,712)
Purchase of treasury stock	(757)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,610)	(3,939)
Net cash flows provided by (used in) financing activities	(20,409)	377,217

Effect of exchange rate changes on cash and cash equivalents	(32)	383
Net change in cash and cash equivalents	(4,007)	(28,314)
Cash and cash equivalents, beginning of period	19,316	53,459
Cash and cash equivalents, end of period	$15,309	$25,145

Cash paid for:
Interest	$3,460	$1,859
Income taxes, net of refunds	(487)	767

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (referred to in this report as “we” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior-year amounts in the Company’s unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include goodwill and long-lived asset impairment analyses, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, the fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, reserves on inventory, allowances for doubtful accounts, warranty obligations and potential future adjustments related to contractual indemnification and other agreements. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements. Our industry is cyclical and this cyclicality impacts our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows including our determination of whether a decline in value of our long-lived assets, including definite-lived intangibles, and/or goodwill has occurred.
The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10‑K”).

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
In February 2016, the FASB issued guidance on leases which, as amended, introduced the recognition of lease assets and lease liabilities by lessees for all leases that are not short-term in nature. The Company adopted this guidance on January 1, 2019, using the optional transition method of recognizing any cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The cumulative impact of the adoption of the new standard was not material to the Company's consolidated financial statements. Prior periods were not retrospectively adjusted. In addition, the Company elected a package of practical expedients permitted under transition guidance for the new standard which, among other things, allowed for the carryforward of historical lease classification. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Most of the Company's leases do not provide an implicit interest rate. Therefore, the Company's incremental borrowing rate, based on available information at the lease commencement date, is used to determine the present value of lease payments.
In connection with the adoption of the new standard, the Company recorded $47.7 million of operating lease assets and liabilities as of January 1, 2019. The standard did not materially impact our consolidated statement of operations and had no impact on cash flows.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Business Acquisitions, Goodwill and Other Intangible Assets
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations (the “GEODynamics Acquisition”). Total purchase price consideration was $615.3 million, consisting of (i) $295.4 million in cash (net of cash acquired), which was funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 6, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million as of the closing date of the acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum and is scheduled to mature on July 12, 2019. Under the terms of the purchase agreement, the Company may be entitled to indemnification in respect of certain matters occurring prior to the acquisition and payments due under the promissory note may be subject to set-off, in part or in full, regarding such indemnified matters. See Note 14, "Commitments and Contingencies."
GEODynamics’ results of operations have been included in the Company’s financial statements subsequent to the closing of the acquisition on January 12, 2018. The acquired GEODynamics operations are reported as the Downhole Technologies segment. See Note 13, "Segments and Related Information" for further information with respect to the Downhole Technologies segment operations.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon Flowback Services, LLC (“Falcon”), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired). The Falcon acquisition was funded by borrowings under the Company's Revolving Credit Facility. Under the terms of the purchase agreement, the Company may be entitled to indemnification in respect of certain matters occurring prior to acquisition. Falcon’s results of operations have been included in the Company’s financial statements and has been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.
Transaction-Related Costs
During the three months ended March 31, 2018, the Company expensed transaction-related costs of $2.6 million, which are included within selling, general and administrative expense and within other operating income. No material transaction-related costs were incurred during the three months ended March 31, 2019.
Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma results of operations data for the three months ended March 31, 2018 gives pro forma effect to the consummation of the GEODynamics and Falcon acquisitions as if they had occurred on January 1, 2018. The supplemental unaudited pro forma financial information was prepared based on historical financial information, adjusted to give pro forma effect to fair value adjustments on depreciation and amortization expense, interest expense, and related tax effects, among others. The pro forma results for the three months ended March 31, 2018 also reflect adjustments to exclude the after-tax impact of transaction costs of $2.0 million. The supplemental unaudited pro forma financial information may not reflect what the results of the combined operations would have been had the acquisitions occurred on January 1, 2018. As such, it is presented for informational purposes only (in thousands, except per share amount).

Three Months Ended March 31, 2018
Revenue	$280,200
Net loss	$(992)
Diluted net loss per share	$(0.02)
Diluted weighted average common shares outstanding	58,811

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Goodwill
Changes in the carrying amount of goodwill for the three-month period ended March 31, 2019 were as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2018
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,462	$764,313
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	127,054	—	127,054	357,502	162,462	647,018
Foreign currency translation	—	—	—	—	167	167
Balance as of March 31, 2019	$127,054	$—	$127,054	$357,502	$162,629	$647,185

Balance as of March 31, 2019
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,629	$764,480
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	$127,054	$—	$127,054	$357,502	$162,629	$647,185

Other Intangible Assets
The following table presents the total gross carrying amount of intangibles and the total accumulated amortization for major intangible asset classes as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets:
Customer relationships	$167,811	$35,980	$167,811	$33,247
Patents/Technology/Know-how	85,223	25,336	84,903	23,418
Noncompete agreements	17,616	7,729	18,705	7,544
Tradenames and other	53,709	6,403	53,708	5,617
Total other intangible assets	$324,359	$75,448	$325,127	$69,826

Amortization expense was $6.7 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

4.	Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts at March 31, 2019 and December 31, 2018 is presented below (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, net:
Trade	$205,328	$227,052
Unbilled revenue	36,685	35,674
Contract assets	21,069	21,201
Other	5,938	6,381
Total accounts receivable	269,020	290,308
Allowance for doubtful accounts	(6,724)	(6,701)
	$262,296	$283,607

	March 31, 2019	December 31, 2018
Deferred revenue (contract liabilities)	$12,899	$14,160

For the three months ended March 31, 2019, the $0.1 million net decrease in contract assets was primarily attributable to $5.3 million in revenue recognized during the period, which was offset by $5.4 million transferred to accounts receivable. Deferred revenue decreased by $1.3 million in 2019, reflecting the recognition of $4.3 million of revenue that was deferred at the beginning of the period partially offset by $3.7 million in new customer billings which were not recognized as revenue during the period.

	March 31, 2019	December 31, 2018
Inventories, net:
Finished goods and purchased products	$105,834	$96,195
Work in process	19,541	20,552
Raw materials	100,658	111,197
Total inventories	226,033	227,944
Allowance for excess or obsolete inventory	(18,854)	(18,551)
	$207,179	$209,393

	Estimated Useful Life (years)			March 31, 2019	December 31, 2018
Property, plant and equipment, net:
Land				$37,650	$37,545
Buildings and leasehold improvements	2	–	40	260,746	259,834
Machinery and equipment	1	–	28	487,641	483,629
Completion Services equipment	2	–	10	497,593	492,183
Office furniture and equipment	3	–	10	44,422	43,654
Vehicles	2	–	10	120,571	122,982
Construction in progress				30,759	29,451
Total property, plant and equipment				1,479,382	1,469,278
Accumulated depreciation				(945,388)	(928,851)
				$533,994	$540,427

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2019	December 31, 2018
Other noncurrent assets:
Deferred compensation plan	$22,641	$20,468
Deferred income taxes	770	761
Other	5,730	5,815
	$29,141	$27,044

	March 31, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$18,424	$29,867
Insurance liabilities	9,480	9,177
Accrued taxes, other than income taxes	7,270	4,530
Accrued commissions	1,822	1,484
Accrued claims	205	2,983
Other	11,632	12,689
	$48,833	$60,730

5.	Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerators:
Net loss	$(14,648)	$(3,492)
Less: Income attributable to unvested restricted stock awards	—	—
Numerator for basic net loss per share	(14,648)	(3,492)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net loss per share	$(14,648)	$(3,492)

Denominators:
Weighted average number of common shares outstanding	60,249	58,814
Less: Weighted average number of unvested restricted stock awards outstanding	(991)	(1,027)
Denominator for basic net loss per share	59,258	57,787
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Assumed exercise of stock options	—	—
1.50% convertible senior notes (see Note 6)	—	—
	—	—
Denominator for diluted net loss per share	59,258	57,787

Net loss per share:
Basic	$(0.25)	$(0.06)
Diluted	(0.25)	(0.06)

The calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018 excluded 687 thousand shares and 700 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and therefore excluded for the three months ended March 31, 2019 and 2018, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

6.	Long-term Debt
As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility(1)	$118,361	$134,096
1.50% convertible senior notes(2)	168,873	167,102
Promissory note	25,000	25,000
Other debt and capital lease obligations	5,399	5,540
Total debt	317,633	331,738
Less: Current portion	(25,561)	(25,561)
Total long-term debt	$292,072	$306,177

(1)	Presented net of $1.9 million and $2.0 million of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively.

(2)	The principal amount of the 1.50% convertible senior notes is $200.0 million. See "1.50% Convertible Senior Notes" below.
Revolving Credit Facility
The Company's senior secured revolving credit facility, as amended (the "Revolving Credit Facility") is governed by a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto, dated as of January 30, 2018, as amended and restated (the "Credit Agreement"), and matures on January 30, 2022. The Credit Agreement governs our Revolving Credit Facility. The Revolving Credit Facility provides for $350 million in lender commitments with an option to increase the maximum borrowings to $500 million subject to additional lender commitments prior to its maturity on January 30, 2022. Under the Revolving Credit Facility, $50 million is available for the issuance of letters of credit.
As of March 31, 2019, the Company had $120.2 million of borrowings outstanding under the Credit Agreement and $20.4 million of outstanding letters of credit, leaving $133.1 million available to be drawn. The total amount available to be drawn under our Revolving Credit Facility was less than the lender commitments as of March 31, 2019, due to limits imposed by maintenance covenants in the Credit Agreement.
Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus a margin of 1.75% to 3.00%, or at a base rate plus a margin of 0.75% to 2.00%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA (as defined in the Credit Agreement). The Company must also pay a quarterly commitment fee of 0.25% to 0.50%, based on the Company's ratio of total net funded debt to consolidated EBITDA, on the unused commitments under the Credit Agreement.
The Credit Agreement contains customary financial covenants and restrictions. Specifically, the Company must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 3.75 to 1.0. The financial covenants give pro forma effect acquired businesses and the annualization of EBITDA for acquired businesses.
Each of the factors considered in the calculation of these ratios are defined in the Credit Agreement. Consolidated EBITDA and consolidated interest, as defined, exclude goodwill impairments, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of the Company's assets and the assets of its domestic subsidiaries. The Company's obligations under the Credit Agreement are guaranteed by its significant domestic subsidiaries. The Credit Agreement also contains negative covenants that limit the Company's ability to borrow additional funds, encumber assets, pay dividends, sell assets and enter into other significant transactions.
Under the Credit Agreement, the occurrence of specified change of control events involving the Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.
As of March 31, 2019, the Company was in compliance with its debt covenants.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

1.50% Convertible Senior Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194 million, which was used by the Company to repay a portion of the outstanding borrowings under the Revolving Credit Facility during the first quarter of 2018.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.1%, which is greater than the cash interest payments the Company is obligated to pay on the Notes. Interest expense associated with the Notes for the three months ended March 31, 2019 and 2018 was $2.5 million and $1.6 million, respectively, while the related cash interest expense totaled $0.8 million and $0.5 million, respectively.
The following table presents the carrying amount of the Notes in the consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Principal amount of the liability component	$200,000	$200,000
Less: Unamortized discount	27,256	28,825
Less: Unamortized issuance costs	3,871	4,073
Net carrying amount of the liability	$168,873	$167,102

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the Indenture. As of March 31, 2019, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and is scheduled to mature on July 12, 2019. Payments due under the promissory note may be subject to set off, in part or in full, against certain claims related to matters occurring prior to the Company's acquisition of GEODynamics, which is expected to delay and/or reduce amounts paid under the promissory note. See Note 14, "Commitments and Contingencies."

7.	Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of March 31, 2019 and December 31, 2018 was approximately $175 million and $166 million, respectively, based on quoted market prices (a Level 1 fair value measurement), which compares to the $200 million in principal amount of the Notes.

8.	Leases

The Company leases a portion of its facilities, office space, equipment and vehicles. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of March 31, 2019. Substantially all of the Company's future lease obligations are related to operating leases. Consistent with the Company's historical practice, finance (capital) lease obligations, which totaled $0.8 million as of March 31, 2019, are classified within long-term debt while related assets are included within property, plant and equipment.
Most of the Company's operating leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of lease-related assets and leasehold improvements are limited by the expected lease term. Certain operating lease agreements include rental payments adjusted periodically for inflation. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. While the Company rents or subleases certain real estate to third parties, such amounts are not material. Cash outflows related to operating leases are presented within cash flows from operations.
Operating lease expense for the three months ended March 31, 2019 and 2018 totaled $4.3 million and $4.0 million, respectively. Of the $4.3 million in operating lease expense for the three months ended March 31, 2019, $1.4 million was associated with leases with an initial term of 12 months or less. During the three months ended March 31, 2019, $51.5 million in operating lease assets were recorded in the consolidated balance sheet ($49.2 million, net of accumulated amortization, as of March 31, 2019), together with associated operating lease obligations following the Company's adoption of the new lease accounting standard.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table provides maturities of operating lease liabilities as of March 31, 2019 (in thousands):

Operating Leases
2019 (less three months ended March 31)	$8,390
2020	9,692
2021	7,867
2022	5,894
2023	4,947
After 2023	22,894
Total lease payments	59,684
Less: Interest	(10,661)
Present value of operating lease liabilities	49,023
Less: Current portion	(8,712)
Total long-term operating lease liabilities	$40,311
Weighted-average remaining lease term (years)	7.8
Weighted-average discount rate	5.0%

9.	Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2019:

Shares of common stock outstanding – December 31, 2018	59,969,695
Restricted stock awards, net of forfeitures	730,106
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(203,817)
Purchase of treasury stock	(50,800)
Shares of common stock outstanding – March 31, 2019	60,445,184

As of March 31, 2019 and December 31, 2018, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On July 29, 2015, the Company’s Board of Directors approved a share repurchase program providing for the repurchase of up to $150.0 million of the Company’s common stock, which, following extension, was scheduled to expire on July 29, 2018. On July 25, 2018, our Board of Directors extended the share repurchase program for one year to July 29, 2019. During the first quarter of 2019, the Company repurchased approximately 51 thousand shares of common stock under the program. The amount remaining under the Company's share repurchase authorization as of March 31, 2019 was $119.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $71.4 million at December 31, 2018 to $68.9 million at March 31, 2019, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three months ended March 31, 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom. As of March 31, 2019, the exchange rate for the British pound compared to the U.S. dollar strengthened by 2% compared to the exchange rate at December 31, 2018, contributing to other comprehensive income of $2.5 million for the three months ended March 31, 2019. During the first quarter of 2018, the exchange rates for the British pound strengthened by 4% compared to the U.S. dollar, contributing to other comprehensive income of $5.0 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

11.	Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the three months ended March 31, 2019.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2018	681,894	929,554	227,124
Granted	—	627,270	76,793
Vested/Exercised	—	(503,539)	(105,988)
Forfeited	(10,463)	(3,152)	—
Outstanding – March 31, 2019	671,431	1,050,133	197,929
Weighted average grant date fair value (2019 awards)	$—	$17.58	$17.58

The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over their term, which is generally three years. Performance-based restricted stock awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance measures.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for awards issued in 2017 is relative total stockholder return compared to a peer group of companies. The performance measures for performance-based stock units granted during 2018 and 2019 are based on the Company's EBITDA growth rate over a three-year period.
During the first quarters of 2019 and 2018, the Company issued conditional long-term cash incentive awards ("Cash Awards") of approximately $1.3 million each, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $2.7 million each. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The obligation related to the Cash Awards is classified as a liability and recognized over the vesting period.
Stock-based compensation pre-tax expense recognized in the three-month periods ended March 31, 2019 and 2018 totaled $4.4 million and $5.2 million, respectively. As of March 31, 2019, there was $25.7 million of pre-tax compensation costs related to service-based and performance-based stock awards and unvested stock options, which will be recognized in future periods as vesting conditions are satisfied.

12.	Income Taxes
The income tax benefit for the three months ended March 31, 2019 was calculated using a discrete approach. This methodology was used because minor changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended March 31, 2019, the Company’s income tax benefit was $0.3 million, or 1.9% of pre-tax losses. This compares to an income tax benefit of $1.2 million, or 26.0% of pre-tax losses, for the three months ended March 31, 2018. The lower effective tax rate benefit in the first quarter of 2019 was primarily attributable to certain non-deductible expenses.

13.	Segments and Related Information
The Company operates through three reportable segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. The Company’s reportable segments represent strategic business units that generally offer different products and services. They are managed separately because each business often requires different technologies and marketing strategies. Recent acquisitions, except for the acquisition of GEODynamics in 2018, have been direct extensions to our business segments.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Financial information by business segment for the three months ended March 31, 2019 and 2018 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2019
Well Site Services –
Completion Services	$100,642	$17,286	$(3,494)	$11,682	$521,553
Drilling Services	7,750	3,341	(4,559)	949	55,785
Total Well Site Services	108,392	20,627	(8,053)	12,631	577,338
Downhole Technologies	54,290	5,066	4,054	3,616	715,217
Offshore/Manufactured Products	87,929	5,587	5,259	1,546	677,907
Corporate	—	271	(12,100)	129	46,765
Total	$250,611	$31,551	$(10,840)	$17,922	$2,017,227

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2018
Well Site Services –
Completion Services	$82,840	$15,382	$(4,471)	$7,925	$519,385
Drilling Services	17,559	3,868	(2,311)	1,225	70,989
Total Well Site Services	100,399	19,250	(6,782)	9,150	590,374
Downhole Technologies	45,781	3,884	8,054	1,898	665,966
Offshore/Manufactured Products	107,396	5,814	12,452	3,023	744,998
Corporate	—	242	(14,638)	167	47,420
Total	$253,576	$29,190	$(914)	$14,238	$2,048,758

One customer individually accounted for 12% of the Company’s consolidated product and service revenue for the three months ended March 31, 2018 and individually represented 11% of the Company’s consolidated total accounts receivable as of December 31, 2018.
The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended March 31
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$27,245	$40,799	$27,245	$40,799
Short-cycle:
Completion products and services	100,642	82,840	54,290	45,781	24,274	32,972	179,206	161,593
Drilling services	7,750	17,559	—	—	—	—	7,750	17,559
Other products	—	—	—	—	7,739	7,446	7,739	7,446
Total short-cycle	108,392	100,399	54,290	45,781	32,013	40,418	194,695	186,598
Other products and services	—	—	—	—	28,671	26,179	28,671	26,179
	$108,392	$100,399	$54,290	$45,781	$87,929	$107,396	$250,611	$253,576

Percentage of total revenue by type -
Products	—%	—%	96%	97%	73%	79%	46%	51%
Services	100%	100%	4%	3%	27%	21%	54%	49%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Revenues from products and services transferred to customers over time accounted for approximately 66% and 67% of consolidated revenues for the three months ended March 31, 2019 and 2018, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2019, the Company had $123 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 36% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2019, with an additional 53% in 2020 and the balance thereafter.

14.	Commitments and Contingencies
Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on recent clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the GEODynamics Acquisition, the seller agreed to indemnify and hold the Company harmless against certain claims related to matters such as this. Additionally, the Company is able to set-off payments due under the $25.0 million promissory note (see Note 6, "Long-term Debt") issued to the seller of GEODynamics in respect of indemnification claims which could affect both the timing of payment and the amount due under the promissory note.
Additionally, in the ordinary course of conducting its business, the Company becomes involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.
The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of the Company's products or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses (including GEODynamics and Falcon), and some relate to businesses the Company has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses and, in other cases, the Company has indemnified the buyers of businesses. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

15.	Related Party Transactions
GEODynamics historically leased certain land and facilities from an indirect equity holder and employee of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. Rent expense related to leases with this employee for the three months ended March 31, 2019 and the period from January 12, 2018 through March 31, 2018 totaled $25 thousand and $78 thousand, respectively.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2018 Form 10-K filed with the Securities and Exchange Commission (the "Commission") on February 19, 2019 as well as “Part II, Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
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

•
the availability of and access to attractive oil and natural gas field prospects by our customers, which may be affected by governmental actions or actions of other parties which may restrict drilling and completion activities;

•	the level of offshore oil and natural gas developmental activities;

•	general global economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing;

•	global weather conditions and natural disasters;

•	changes in tax laws and regulations;

•	the impact of tariffs and duties on imported raw materials and exported finished goods;

•	impact of environmental matters, including future environmental or climate change regulations which may result in increased operating costs or reduced commodity demand globally;

•	our ability to find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	fluctuations in currency exchange rates;

•	physical, digital, cyber, internal and external security breaches;

•	the availability and cost of capital;

•	our ability to protect our intellectual property rights;

•	our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and

•	the other factors identified in “Part I, Item 1A. Risk Factors” in our 2018 Form 10-K and "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our consolidated financial statements and notes to those statements included in our 2018 Form 10‑K in order to understand factors, such as business acquisitions and financing transactions, which may impact comparability.
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
Our consolidated results of operations include contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 (discussed below) and reflect the impact of current industry trends and customer spending activities which are directed toward U.S. shale play regions, with a general slowing of the investments in deepwater markets globally since the start of a prolonged industry downturn in 2014.
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
On December 12, 2017 we entered into an agreement to acquire GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of $615 million (the "GEODynamics Acquisition"), consisting of (i) $295 million in cash (net of cash acquired), (ii) 8.66 million shares of our common stock and (iii) an unsecured $25 million promissory note.
In connection with the GEODynamics Acquisition, we completed several financing transactions to extend the maturity of our debt while providing us with the flexibility to repay outstanding borrowings under our revolving credit facility (the "Revolving Credit Facility") with anticipated future cash flows from operations.
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
Concurrently with the Notes offering, we amended our Revolving Credit Facility, to extend the maturity date to January 2022, permit the issuance of the Notes and provide for up to $350.0 million in borrowing capacity.
On February 28, 2018, we acquired Falcon Flowback Services, LLC (“Falcon”), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The acquisition price was $84.2 million, net of cash acquired. The Falcon acquisition was funded with borrowings under our Revolving Credit Facility.
See Note 3, “Business Acquisitions, Goodwill and Other Intangible Assets” and Note 6, "Long-term Debt" to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further discussion of these recent developments.

Macroeconomic Environment
The macroeconomic environment for the energy sector has been volatile in recent years. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and continued into 2016. In response to weakening crude oil prices, the Organization of Petroleum Exporting Countries ("OPEC"), along with Russia, agreed to reduce crude oil production in late 2016 in an effort to re-balance supply and demand. Crude oil prices began to improve in the second half of 2017, which carried into 2018. During 2018, crude oil prices rose to their highest levels since the beginning of the downturn, improving our customers' cash flow and potentially driving them to invest additional capital to increase their production. Additionally, advancements in technologies and improved operating efficiencies have allowed the U.S. exploration and production industry to lower the breakeven price of oil and gas production. During 2017 and 2018, rising crude oil prices rapidly translated into increased U.S. land oriented drilling and completion activity in areas of concentration such as the Permian Basin, which led to record high domestic production. The U.S. Energy Information Administration estimates that U.S. crude oil production averaged 11.0 million barrels per day in 2018, up approximately 17% from the 2017 average, reaching its highest level and experiencing the largest volume growth on record. However, during the fourth quarter of 2018, crude oil prices declined approximately 40%, due in part to higher than expected supply growth from the United States, Russia and Saudi Arabia, as well as concerns over the possible slowing of global demand growth. In response to the precipitous decline in crude oil prices, OPEC and Russia agreed to reduce production and the Canadian government mandated a production shut-in in December of 2018.
As discussed above, crude oil prices declined materially in the fourth quarter of 2018 – with Brent and West Texas Intermediate ("WTI") crude oil closing at $51 and $45 per barrel, respectively, on December 31, 2018. Subsequent to year-end 2018, Brent and WTI crude oil prices recovered to $68 and $60 per barrel, respectively, on March 31, 2019. Additionally, during the first quarter of 2019, the pricing differential for WTI crude oil between Cushing, Oklahoma and Midland, Texas was effectively eliminated due to improvements in pipeline takeaway capacity from the Permian Basin, providing operators in the region with increased cash flows. While the commodity price environment has improved in 2019, the fourth quarter 2018 crude oil price volatility continues to have a moderating impact on our customers, particularly those operating in the U.S. shale play regions with the average U.S. rig count for the first quarter of 2019 decreasing 3% compared to the fourth quarter of 2018.
Current and expected future pricing for WTI crude will continue to influence our customers’ spending in U.S. shale play developments as our customers strive for financial discipline and spend within their generated cash flow ranges. Expectations for the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain highly volatile due to increases in global inventory levels, increasing domestic crude oil production, U.S. and China trade tensions, sanctions or waivers on Iranian production, civil unrest in Libya and Venezuela, increasing price differentials between markets, slowing growth rates in China and other global regions, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Natural gas prices have remained relatively constant – averaging approximately $3 per mmBtu since the third quarter of 2016. Customer spending in the natural gas shale plays has been limited due to natural gas production from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.

Recent WTI, Brent crude oil and natural gas pricing trends are as follows:

		Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year		March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2019		$54.82
2018	(2)	$62.91	$68.07	$69.70	$59.97	$65.25
2017		$51.62	$48.13	$48.18	$55.27	$50.80
Brent Crude (per bbl)
2019		$63.10
2018	(2)	$66.86	$74.53	$75.08	$68.76	$71.32
2017		$53.59	$49.55	$52.10	$61.40	$54.12
Henry Hub Natural Gas (per mmBtu)
2019		$2.92
2018		$3.08	$2.85	$2.93	$3.77	$3.15
2017		$3.02	$3.08	$2.95	$2.90	$2.99

(1)
Source: U.S. Energy Information Administration. As of April 15, 2019, WTI crude oil, Brent crude oil and natural gas traded at approximately $63.43 per barrel, $70.90 per barrel and $2.75 per mmBtu, respectively.

(2)
Reflecting the impact of pipeline takeaway capacity constraints from the Permian Basin, the average price per barrel for WTI (Midland, Texas) crude oil for the first, second, third and fourth quarters of 2018 was approximately 1%, 12%, 21% and 11%, respectively, below the average WTI crude oil quarterly benchmark prices referenced, which are based on the spot price of WTI at Cushing, Oklahoma. Brent crude oil average quarterly prices for the first, second, third and fourth quarters of 2018 were 7%, 24%, 36% and 28%, respectively above the corresponding WTI (Midland, Texas) crude oil quarterly average prices. During the first quarter of 2019, the differential between WTI crude oil pricing and WTI (Midland, Texas) crude oil pricing was effectively eliminated due to reductions in pipeline takeaway capacity constraints from the Permian Basin.

Overview
Our Well Site Services segment provides completion services and, to a lesser extent, land drilling services in the United States (including the Gulf of Mexico) and the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations.
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
Demand for our Well Site Services and Downhole Technologies segments' businesses is correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and, to a lesser degree, changes in the drilling rig count. The following table sets forth a summary of the average U.S. drilling rig count, as measured by Baker Hughes, for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Average U.S. drilling rig count
Land – Oil	831	767
Land – Natural gas and other	190	181
Offshore	22	18
Total	1,043	966
Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2019, oil-directed drilling accounted for 81% of the total U.S. rig count – with the balance largely natural gas related. The average U.S. rig count for the three months ended March 31, 2019 increased by 77 rigs, or 8%, compared to the three months ended March 31, 2018.
Many of our exploration and production customers defer well completions due to a number of factors, including normal operational delays, cost management, current crude oil and national gas prices, and problem wells. These deferred completions are referred to in the industry as drilled but uncompleted wells (or "DUCs"). Given our Well Site Services and Downhole Technologies segments' exposure to the level of completion activity, an increase in the number of DUCs will have a short-term negative impact on our results of operations relative to the rig count trends but over the longer-term should have a positive impact on the segments' results as the wells are completed.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers’ capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as "project-driven products"). For the first quarter of 2019, these activities only represent approximately 31% of the segment's revenue. This segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects, once approved for development, are therefore less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2016, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements, caused exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Customers have focused on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. As a result, our bookings declined, leading to substantially reduced backlog in 2018, and lower levels of project-driven revenue in 2018 and the first quarter of 2019 relative to prior years.
Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a substantially slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $179 million at December 31, 2018. However, deepwater project award potential appears to be improving despite the recent commodity price volatility. During the first quarter of 2019, backlog increased $55 million to $234 million at March 31, 2019 – the highest level recorded since the second quarter of 2016. The segment received a large order during the first quarter of 2019 for production facility content destined for South America which was included in the quarterly bookings. The following table sets forth reported backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2019	$234
2018	$157	$165	$175	$179
2017	$204	$202	$198	$168
2016	$306	$268	$203	$199
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services, has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the current pricing environment for crude oil does not continue to improve, or declines again, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
We use a variety of domestically produced and imported raw materials and component products, including steel, in manufacturing our products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 14, "Commitments and Contingencies."
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

Selected Financial Data
Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018	Variance
Revenues
Products	$116,328	$128,826	$(12,498)
Services	134,283	124,750	9,533
	250,611	253,576	(2,965)
Costs and expenses:
Product costs	89,268	92,976	(3,708)
Service costs	110,610	96,914	13,696
Cost of revenues (exclusive of depreciation and amortization expense presented below)	199,878	189,890	9,988
Selling, general and administrative expenses	30,108	34,195	(4,087)
Depreciation and amortization expense	31,551	29,190	2,361
Other operating (income) expense, net	(86)	1,215	(1,301)
	261,451	254,490	6,961
Operating loss	(10,840)	(914)	(9,926)
Interest expense	(4,797)	(4,533)	(264)
Interest income	45	79	(34)
Other income	667	647	20
Loss before income taxes	(14,925)	(4,721)	(10,204)
Income tax benefit	277	1,229	(952)
Net loss	$(14,648)	$(3,492)	$(11,156)

Net loss per share:
Basic	$(0.25)	$(0.06)
Diluted	(0.25)	(0.06)

Weighted average number of common shares outstanding:
Basic	59,258	57,787
Diluted	59,258	57,787

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three months ended March 31, 2019 and 2018 is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Variance
Revenues
Well Site Services -
Completion Services	$100,642	$82,840	$17,802
Drilling Services	7,750	17,559	(9,809)
Total Well Site Services	108,392	100,399	7,993
Downhole Technologies	54,290	45,781	8,509
Offshore/Manufactured Products	87,929	107,396	(19,467)
Total	$250,611	$253,576	$(2,965)

Operating income (loss)
Well Site Services -
Completion Services	$(3,494)	$(4,471)	$977
Drilling Services	(4,559)	(2,311)	(2,248)
Total Well Site Services	(8,053)	(6,782)	(1,271)
Downhole Technologies	4,054	8,054	(4,000)
Offshore/Manufactured Products	5,259	12,452	(7,193)
Corporate	(12,100)	(14,638)	2,538
Total	$(10,840)	$(914)	$(9,926)

Operating income (loss) as a percentage of revenues(1)
Well Site Services -
Completion Services	(3)%	(5)%
Drilling Services	(59)%	(13)%
Total Well Site Services	(7)%	(7)%
Downhole Technologies	7%	18%
Offshore/Manufactured Products	6%	12%
Total	(4)%	—%
(1) Operating margin is defined as operating income (loss) divided by revenues.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Consolidated Operating Results
We reported a net loss for the three months ended March 31, 2019 of $14.6 million, or $0.25 per diluted share, which included $1.0 million ($0.8 million after-tax, or $0.01 per diluted share) of severance costs. These results compare to a net loss for the three months ended March 31, 2018 of $3.5 million, or $0.06 per diluted share, which included $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance costs and $2.6 million ($2.0 million after, tax, or $0.04 per diluted share) of transaction-related expense.
Our consolidated results of operations reflect the impact of the GEODynamics (Downhole Technologies segment) and Falcon acquisitions completed in the first quarter of 2018 and reflect the impact of current industry trends and customer spending activities which are directed toward the U.S. shale play regions with a general slowing of investments in deepwater markets globally since the start of a prolonged industry downturn in 2014.
Revenues. Consolidated total revenues in the first quarter of 2019 decreased $3.0 million, or 1%, from the first quarter of 2018. Consolidated product revenues in the first quarter of 2019 decreased $12.5 million, or 10%, from the first quarter of 2018, with the impact of lower project-driven and short-cycle sales within the Offshore/Manufactured Products segment partially offset by contributions from the Downhole Technologies segment operations for a full quarter in 2019. Consolidated service revenues in the first quarter of 2019 increased $9.5 million, or 8%, from the first quarter of 2018 reflecting two additional months of revenue generated by the Falcon operations (acquired February 28, 2018) in the 2019 period, partially offset by reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 78% of our consolidated revenues in the first quarter of 2019 related to our short-cycle product and service offerings, which compares to 74% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended March 31
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$27,245	$40,799	$27,245	$40,799
Short-cycle:
Completion products and services	100,642	82,840	54,290	45,781	24,274	32,972	179,206	161,593
Drilling services	7,750	17,559	—	—	—	—	7,750	17,559
Other products	—	—	—	—	7,739	7,446	7,739	7,446
Total short-cycle	108,392	100,399	54,290	45,781	32,013	40,418	194,695	186,598
Other products and services	—	—	—	—	28,671	26,179	28,671	26,179
	$108,392	$100,399	$54,290	$45,781	$87,929	$107,396	$250,611	$253,576

Percentage of total revenue by type -
Products	—%	—%	96%	97%	73%	79%	46%	51%
Services	100%	100%	4%	3%	27%	21%	54%	49%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated cost of revenues (exclusive of depreciation and amortization expense) increased $10.0 million, or 5%, in the first quarter of 2019 compared to the first quarter of 2018, due primarily to the inclusion of a full quarter of costs associated with products and services offered by our first quarter 2018 acquisitions.
Consolidated product costs in the first quarter of 2019 decreased $3.7 million, or 4%, from the first quarter of 2018 as a result of a decline in product sales within the Offshore/Manufactured Products segment, partially offset by a full quarter of costs associated with the GEODynamics (Downhole Technologies segment) acquisition completed in the first quarter of 2018. The year-over-year comparison also reflects higher unabsorbed costs in manufacturing operations for the three months ended March 31, 2019. Consolidated service costs in the first quarter of 2019 increased $13.7 million, or 14%, from the first quarter of 2018, due primarily to the inclusion of the Falcon operations for a full quarter in 2019 versus a single month in the prior-year period, partially offset by a reduction in variable costs in our Drilling Services business.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased $4.1 million, or 12%, in the first quarter of 2019 from the first quarter of 2018. The 2018 quarter included a $1.8 million provision for bad debt related to a customer bankruptcy filing, $0.9 million of patent defense costs and $0.9 million of transaction-related costs. Excluding these first quarter 2018 items, selling, general and administrative expense was effectively flat year-over-year.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.4 million, or 8%, in the first quarter of 2019 compared to the prior-year quarter reflecting the impact of a full quarter of the acquired GEODynamics and Falcon operations, which was partially offset by certain assets becoming fully depreciated. Note 13, "Segments and Related Information," presents depreciation and amortization expense by segment.
Other Operating (Income) Expense, Net. Other operating income was $0.1 million in the first quarter of 2019. This compares to an other operating expense of $1.2 million in the first quarter of 2018, which included the impact of $1.7 million in transaction-related expenses partially offset by foreign currency exchange gains.
Operating Loss. Our consolidated operating loss was $10.8 million in the first quarter of 2019, which includes the impact of $1.0 million of severance charges. This compares to a consolidated operating loss of $0.9 million in the first quarter of 2018, which included the impact of $3.4 million of transaction-related and severance charges.
Interest Expense and Interest Income. Net interest expense was $4.8 million in the first quarter of 2019, which is comparable to net interest expense of $4.5 million in the same period of 2018. Interest expense as a percentage of total debt outstanding was approximately 6% in both the first quarter of 2019 and 2018.
Income Tax. The income tax benefit for the three months ended March 31, 2019 was calculated using a discrete approach. This methodology was used because minor changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended March 31, 2019, our income tax benefit was $0.3 million, or 1.9% of pre-tax losses. This compares to an income tax benefit of $1.2 million, or 26.0% of pre-tax losses, for the three months ended March 31, 2018. The lower effective tax rate benefit in the first quarter of 2019 was primarily attributable to certain non-deductible expenses.
Other Comprehensive Income. Reported comprehensive income (loss) is the sum of the reported net loss and other comprehensive income. Other comprehensive income was $2.5 million in the first quarter of 2019 compared to other comprehensive income of $5.0 million in the first quarter of 2018 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended March 31, 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom. During the first quarter of both 2019 and 2018, the exchange rate for the British pound compared to the U.S. dollar strengthened.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues increased $8.0 million, or 8%, in the first quarter of 2019 compared to the prior-year quarter. Completion Services revenue increased $17.8 million, or 21%, reflecting the full-quarter impact of revenue generated by the acquired Falcon operations, partially offset by the impact of a decline in U.S. land-based customer completion and production activity following the material decline in commodity prices in the fourth quarter of 2018. Our Drilling Services revenues decreased $9.8 million, or 56%, to $7.8 million in the first quarter of 2019 from the first quarter of 2018 due to customers temporarily suspending their drilling operations in response to the material decline in commodity prices in the fourth quarter of 2018.
Operating Loss. Our Well Site Services segment operating loss increased $1.3 million, or 19%, in the first quarter of 2019 from the prior-year quarter due to a significant reduction in demand for Drilling Services. Well Site Services segment revenues and cost of services for the first quarter of 2019 increased 8% and 12%, respectively, from the prior-year quarter, with other costs and expenses remaining relatively flat. Our Completion Services operating loss in the first quarter of 2019 declined $1.0 million, or 22%, from the prior-year quarter, with the impact of higher revenues offset by an unfavorable shift in service offering mix. Results in the first quarter of 2018 included a $1.8 million provision for bad debt related to a customer bankruptcy filing. Our Drilling Services operating loss increased $2.2 million in the first quarter of 2019 from the first quarter of 2018 due to the impact of significantly lower rig utilization.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $8.5 million, or 19%, in the first quarter of 2019 from the prior-year quarter due primarily to the full-quarter impact of revenue generated by the acquired GEODynamics operations.
Operating Income. Our Downhole Technologies segment operating income declined $4.0 million, or 50%, in the first quarter of 2019 from the prior-year period due primarily to competitive pricing pressures for its products, higher unabsorbed manufacturing costs and the expansion of field support operations.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $19.5 million, or 18%, in the first quarter of 2019 compared to the first quarter of 2018 due to decreased sales of project-driven and short-cycle products.
Operating Income. Our Offshore/Manufactured Products segment operating income decreased $7.2 million, or 58%, in the first quarter of 2019 compared to the first quarter of 2018, due to the significant decline in revenue coupled with higher unabsorbed manufacturing costs.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment improved during the first quarter 2019 with deepwater project award potential increasing after several years of reduced award activity. Backlog in our Offshore/Manufactured Products segment increased $55 million from $179 million at December 31, 2018 to total $234 million as of March 31, 2019. Orders totaled $144 million in the first quarter of 2019 resulting in a book to bill ratio of 1.6x.
Corporate
Expenses decreased $2.5 million, or 17%, in the first quarter of 2019 from the prior-year period due to the prior year including transaction related expenses of $2.3 million.
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
The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services or the inability or failure of our customers to meet their obligations to us. These potentially adverse market conditions could require us to incur asset impairment charges, additional deferred tax valuation allowances and/or write down the value of our goodwill and other intangible assets, and may otherwise adversely impact our results of operations, our cash flows and our financial position.
Operating Activities
Cash flows from operations totaling $34.3 million were generated during the first quarter of 2019 compared to $12.3 million used in operations during the same period of 2018. During the first quarter of 2019, $13.3 million was provided by net working capital decreases, primarily due to a reduction in accounts receivable, partially offset by a decline in accrued liabilities. During the first quarter of 2018, $48.2 million was used to fund net working capital increases, driven by increases in accounts receivable and reductions in accounts payable and accrued liabilities.

Investing Activities
Cash used in investing activities during the first quarter of 2019 totaled $17.9 million, compared to $393.7 million used in investing activities during the first quarter of 2018, when we invested net cash of $379.7 million for the acquisitions of GEODynamics and Falcon.
On January 12, 2018, we acquired GEODynamics for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded from borrowings under our Revolving Credit Facility, (ii) 8.66 million shares of our common stock and (iii) an unsecured $25 million promissory note.
On February 28, 2018, we acquired Falcon for cash consideration of $84.2 million (net of cash acquired), which we funded from borrowings under our Revolving Credit Facility.
Capital expenditures totaled $17.9 million and $14.2 million during the first quarters of 2019 and 2018, respectively.
We expect to spend a total of $65 million to $70 million in capital expenditures during 2019 to replace and upgrade our Completion Services equipment, to expand and maintain Downhole Technologies' facilities and equipment, to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2019 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
Financing Activities
During the three months ended March 31, 2019, net cash of $20.4 million was used in financing activities, reflecting primarily $15.9 million in net repayments under our Revolving Credit Facility. This compares to $377.2 million of cash provided by financing activities during the three months ended March 31, 2018, primarily as a result of our issuance of $200.0 million in 1.50% convertible senior notes and $188.0 million in net borrowings under our Revolving Credit Facility.
At March 31, 2019, we had cash totaling $15.3 million, the majority of which was held by our international subsidiaries.
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
Revolving Credit Facility. Our Revolving Credit Facility is governed by a credit agreement dated as of January 30, 2018, as amended, (the "Credit Agreement") by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto. Our Revolving Credit Facility provides for up to $350 million in lender commitments with an option to increase the maximum borrowings to $500 million subject to additional lender commitments and matures on January 30, 2022. Under our Revolving Credit Facility, $50 million is available for the issuance of letters of credit. See Note 6, "Long-term Debt," for further information regarding the terms of the Credit Agreement.
As of March 31, 2019, we had $120.2 million of borrowings outstanding under the Credit Agreement and $20.4 million of outstanding letters of credit, leaving $133.1 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of March 31, 2019, due to limits imposed by maintenance covenants in the Credit Agreement. As of March 31, 2019, we were in compliance with our debt covenants and expect to continue to be in compliance throughout 2019.

1.50% Convertible Senior Notes. On January 30, 2018, we issued $200 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194.0 million, which we used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.
The initial carrying amount of the Notes recorded in the consolidated balance sheet as of January 30, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense we recognize related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.1%, which is greater than the cash interest payments we are obligated to pay on the Notes. Interest expense associated with the Notes for the three months ended March 31, 2019 and 2018 was $2.5 million and $1.6 million, respectively, while related cash interest expense totaled $0.8 million and $0.5 million, respectively. See Note 6, "Long-term Debt," for further information regarding the Notes. As of March 31, 2019, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and is scheduled to mature on July 12, 2019. Payments due under the promissory note may be set-off, in full or in part, against certain claims related to matters occurring prior to our acquisition of GEODynamics, which is expected to delay and/or reduce amounts paid under the promissory note. See Note 14, "Commitments and Contingencies" for additional discussion.
Our total debt represented 18.2% of our combined total debt and stockholders’ equity at March 31, 2019 compared to 18.7% at December 31, 2018.
Stock Repurchase Program. We maintain a share repurchase program which was extended to July 29, 2019 by our Board of Directors. During the first quarter of 2019 we repurchased approximately 51 thousand shares of our common stock under the program at a total cost of $757 thousand. The amount remaining under our share repurchase authorization as of March 31, 2019 was $119.8 million. Subject to applicable securities laws, any purchases will be at such times and in such amounts as the Company deems appropriate.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10‑K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based. See Note 2, “Recent Accounting Pronouncements,” for a discussion of recent accounting pronouncements, including our adoption of the new lease accounting standard effective January 1, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2019, we had floating-rate obligations totaling $120.2 million drawn under our Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2019 levels, our consolidated interest expense would increase by a total of approximately $1.2 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2019, our reported foreign currency exchange losses were less than $0.1 million and are included in “Other operating expense, net” in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders’ equity, decreased from $71.4 million at December 31, 2018 to $68.9 million at March 31, 2019, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the three months ended March 31, 2019, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom. As of March 31, 2019, the exchange rate for the British pound compared to the U.S. dollar strengthened by 2% compared to the exchange rate at December 31, 2018, contributing to other comprehensive income of $2.5 million for the three months ended March 31, 2019.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The Company closed the GEODynamics Acquisition on January 12, 2018. As the GEODynamics Acquisition occurred in the first quarter of 2018, the Company excluded GEODynamics' internal control over financial reporting from its evaluation of internal control over financial reporting of the Company for the year ended December 31, 2018, in accordance with the general guidance issued by the Staff of the Commission. Effective January 1, 2019, the Company has included GEODynamics' internal control over financial reporting in the scope of the Company’s assessment of the effectiveness of its disclosure controls and procedures.
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 14, “Commitments and Contingencies.”
ITEM 1A. Risk Factors
"Part I, Item 1A. Risk Factors" of our 2018 Form 10‑K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10‑Q and our 2018 Form 10‑K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2018 Form 10‑K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2019	40,321	$16.49	—	$120,544,560
February 1 through February 28, 2019	163,381	18.02	—	120,544,560
March 1 through March 31, 2019	50,915	14.87	50,800	119,788,435
Total	254,617	$17.15	50,800

(1)
203,817 shares purchased during the three-month period ended March 31, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

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

OIL STATES INTERNATIONAL, INC.

Date:	April 25, 2019	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)