Form 10-Q
period 2019-06-30
OIL STATES INTERNATIONAL, INC
filed 2019-07-29
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 001-16337

OIL STATES INTERNATIONAL, INC.
______________
(Exact name of registrant as specified in its charter)

Delaware		76-0476605
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

Three Allen Center, 333 Clay Street
Suite 4620		77002
Houston,	Texas	(Zip Code)
(Address of principal executive offices)
(713) 652-0582
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	OIS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 25, 2019, the number of shares of common stock outstanding was 60,507,750.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Products	$124,965	$136,182	$241,293	$265,008
Services	139,720	149,663	274,003	274,413
	264,685	285,845	515,296	539,421

Costs and expenses:
Product costs	95,289	95,324	184,557	188,300
Service costs	112,823	118,079	223,433	214,993
Cost of revenues (exclusive of depreciation and amortization expense presented below)	208,112	213,403	407,990	403,293
Selling, general and administrative expense	31,484	35,919	61,592	70,114
Depreciation and amortization expense	31,883	30,922	63,434	60,112
Other operating income, net	(399)	(3,099)	(485)	(1,884)
	271,080	277,145	532,531	531,635
Operating income (loss)	(6,395)	8,700	(17,235)	7,786

Interest expense, net	(4,617)	(4,790)	(9,369)	(9,244)
Other income	1,009	571	1,676	1,218
Income (loss) before income taxes	(10,003)	4,481	(24,928)	(240)
Income tax (provision) benefit	263	(1,739)	540	(510)
Net income (loss)	$(9,740)	$2,742	$(24,388)	$(750)

Net income (loss) per share:
Basic	$(0.16)	$0.05	$(0.41)	$(0.01)
Diluted	(0.16)	0.05	(0.41)	(0.01)

Weighted average number of common shares outstanding:
Basic	59,406	59,005	59,332	58,396
Diluted	59,406	59,005	59,332	58,396

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(9,740)	$2,742	$(24,388)	$(750)

Other comprehensive income (loss):
Currency translation adjustments	(2,329)	(13,733)	137	(8,699)
Comprehensive loss	$(12,069)	$(10,991)	$(24,251)	$(9,449)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,406	$19,316
Accounts receivable, net	263,453	283,607
Inventories, net	210,006	209,393
Prepaid expenses and other current assets	25,514	21,715
Total current assets	511,379	534,031

Property, plant, and equipment, net	520,324	540,427
Operating lease assets, net	48,235	—
Goodwill, net	646,984	647,018
Other intangible assets, net	242,886	255,301
Other noncurrent assets	27,893	27,044
Total assets	$1,997,701	$2,003,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$25,583	$25,561
Accounts payable	83,909	77,511
Accrued liabilities	53,478	60,730
Current operating lease liabilities	8,997	—
Income taxes payable	4,243	3,072
Deferred revenue	15,360	14,160
Total current liabilities	191,570	181,034

Long-term debt	272,784	306,177
Long-term operating lease liabilities	39,268	—
Deferred income taxes	50,224	53,831
Other noncurrent liabilities	24,127	23,011
Total liabilities	577,973	564,053

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 72,521,801 shares and 71,753,937 shares issued, respectively	726	718
Additional paid-in capital	1,106,340	1,097,758
Retained earnings	1,005,130	1,029,518
Accumulated other comprehensive loss	(71,260)	(71,397)
Treasury stock, at cost, 12,039,547 and 11,784,242 shares, respectively	(621,208)	(616,829)
Total stockholders' equity	1,419,728	1,439,768
Total liabilities and stockholders' equity	$1,997,701	$2,003,821

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2019	$725	$1,102,176	$1,014,870	$(68,931)	$(621,196)	$1,427,644
Net loss	—	—	(9,740)	—	—	(9,740)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(2,946)	—	(2,946)
Currency translation adjustments on intercompany advances	—	—	—	617	—	617
Stock-based compensation expense:
Restricted stock	1	4,164	—	—	—	4,165
Stock options	—	—	—	—	—	—
Stock repurchases	—	—	—	—	—	—
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(12)	(12)
Balance, June 30, 2019	$726	$1,106,340	$1,005,130	$(71,260)	$(621,208)	$1,419,728

Six Months Ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2018	$718	$1,097,758	$1,029,518	$(71,397)	$(616,829)	$1,439,768
Net loss	—	—	(24,388)	—	—	(24,388)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(393)	—	(393)
Currency translation adjustments on intercompany advances	—	—	—	530	—	530
Stock-based compensation expense:
Restricted stock	8	8,529	—	—	—	8,537
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,622)	(3,622)
Balance, June 30, 2019	$726	$1,106,340	$1,005,130	$(71,260)	$(621,208)	$1,419,728

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2018	$717	$1,080,216	$1,045,131	$(53,459)	$(616,590)	$1,456,015
Net income	—	—	2,742	—	—	2,742
Currency translation adjustments (excluding intercompany advances)	—	—	—	(11,242)	—	(11,242)
Currency translation adjustments on intercompany advances	—	—	—	(2,491)	—	(2,491)
Stock-based compensation expense:
Restricted stock	1	5,617	—	—	—	5,618
Stock options	—	94	—	—	—	94
Issuance of common stock in connection with GEODynamics acquisition	—	—	—	—	—	—
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	—	—	—	—	—
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(83)	(83)
Balance, June 30, 2018	$718	$1,085,927	$1,047,873	$(67,192)	$(616,673)	$1,450,653

Six Months Ended June 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(750)	—	—	(750)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(6,138)	—	(6,138)
Currency translation adjustments on intercompany advances	—	—	—	(2,561)	—	(2,561)
Stock-based compensation expense:
Restricted stock	4	10,557	—	—	—	10,561
Stock options	—	300	—	—	—	300
Issuance of common stock in connection with GEODynamics acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,640	—	—	—	25,640
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(4,022)	(4,022)
Balance, June 30, 2018	$718	$1,085,927	$1,047,873	$(67,192)	$(616,673)	$1,450,653

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,388)	$(750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	63,434	60,112
Stock-based compensation expense	8,590	10,861
Amortization of debt discount and deferred financing costs	3,894	3,613
Deferred income tax provision (benefit)	(3,495)	481
Gain on disposals of assets	(1,245)	(927)
Other, net	141	2,520
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	19,884	(19,134)
Inventories	(534)	(1,768)
Accounts payable and accrued liabilities	1,200	(2,251)
Income taxes payable	943	(31)
Other operating assets and liabilities, net	(2,421)	(5,792)
Net cash flows provided by operating activities	66,003	46,934

Cash flows from investing activities:
Capital expenditures	(31,577)	(38,261)
Acquisitions of businesses, net of cash acquired	—	(379,676)
Proceeds from disposition of property, plant and equipment	2,151	1,197
Other, net	(1,459)	(985)
Net cash flows used in investing activities	(30,885)	(417,725)

Cash flows from financing activities:
Issuance of 1.50% convertible senior notes	—	200,000
Revolving credit facility borrowings	119,252	704,469
Revolving credit facility repayments	(156,208)	(546,564)
Other debt and finance lease repayments, net	(301)	(266)
Payment of financing costs	(8)	(7,366)
Purchase of treasury stock	(757)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,622)	(4,022)
Net cash flows provided by (used in) financing activities	(41,644)	346,251

Effect of exchange rate changes on cash and cash equivalents	(384)	183
Net change in cash and cash equivalents	(6,910)	(24,357)
Cash and cash equivalents, beginning of period	19,316	53,459
Cash and cash equivalents, end of period	$12,406	$29,102

Cash paid for:
Interest	$5,285	$4,033
Income taxes, net of refunds	2,002	2,978

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (referred to in this report as "we" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior-year amounts in the Company's unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
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
The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10‑K").

2.	Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB"), which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Business Acquisitions, Goodwill and Other Intangible Assets
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations (the "GEODynamics Acquisition"). Total recorded purchase price consideration was $615.3 million, consisting of (i) $295.4 million in cash (net of cash acquired), which was funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 6, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million based on the closing share price of $34.05 as of the closing date of the acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum. Under the terms of the purchase agreement, the Company is entitled to indemnification in respect of certain matters occurring prior to the acquisition and payments due under the promissory note are subject to set-off, in part or in full, regarding such indemnified matters. See Note 14, "Commitments and Contingencies."
GEODynamics' results of operations have been included in the Company's financial statements subsequent to the closing of the acquisition on January 12, 2018. The acquired GEODynamics operations are reported as the Downhole Technologies segment. See Note 13, "Segments and Related Information" for further information with respect to the Downhole Technologies segment operations.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon Flowback Services, LLC ("Falcon"), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired). The Falcon acquisition was funded by borrowings under the Company's Revolving Credit Facility. Under the terms of the purchase agreement, the Company may be entitled to indemnification in respect of certain matters occurring prior to acquisition. Falcon's results of operations have been included in the Company's financial statements and has been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.
Transaction-Related Costs
During the first quarter of 2018, the Company expensed transaction-related costs of $2.6 million, which are included in selling, general and administrative expense and in other operating income for the six months ended June 30, 2018.
Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma results of operations data for the six months ended June 30, 2018 gives pro forma effect to the consummation of the GEODynamics and Falcon acquisitions as if they had occurred on January 1, 2018. The supplemental unaudited pro forma financial information was prepared based on historical financial information, adjusted to give pro forma effect to fair value adjustments on depreciation and amortization expense, interest expense, and related tax effects, among others. The pro forma results for the six months ended June 30, 2018 also reflect adjustments to exclude the after-tax impact of transaction costs totaling $2.0 million. The supplemental unaudited pro forma financial information may not reflect what the results of the combined operations would have been had the acquisitions occurred on January 1, 2018. As such, it is presented for informational purposes only (in thousands, except per share amount).

Six Months Ended June 30, 2018
Revenue	$566,045
Net income	$1,750
Diluted net income per share	$0.03
Diluted weighted average common shares outstanding	58,922

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Goodwill
Changes in the carrying amount of goodwill for the six-month period ended June 30, 2019 were as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2018
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,462	$764,313
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	127,054	—	127,054	357,502	162,462	647,018
Foreign currency translation	—	—	—	—	(34)	(34)
Balance as of June 30, 2019	$127,054	$—	$127,054	$357,502	$162,428	$646,984

Other Intangible Assets
The following table presents the gross carrying amount, accumulated amortization and net carrying amount for major intangible asset classes as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,266	$38,729	$129,537	$167,811	$33,247	$134,564
Patents/Technology/Know-how	85,423	27,268	58,155	84,903	23,418	61,485
Noncompete agreements	17,100	8,418	8,682	18,705	7,544	11,161
Tradenames and other	53,708	7,196	46,512	53,708	5,617	48,091
	$324,497	$81,611	$242,886	$325,127	$69,826	$255,301

For the three months ended June 30, 2019 and 2018, amortization expense was $6.8 million and $6.4 million, respectively. Amortization expense was $13.5 million and $12.0 million for the six months ended June 30, 2019 and 2018, respectively.
The Company's industry is highly cyclical, and this cyclicality impacts the determination of whether a decline in value of the Company's long-lived assets, including definite-lived intangibles, and/or goodwill has occurred. The Company is required to periodically review the long-lived assets and goodwill of its reporting units for potential impairment in value if circumstances, some of which are beyond the Company's control, indicate that the carrying amounts will not be recoverable. The Company performed a qualitative assessment at June 30, 2019 and concluded that no further impairment evaluation was required. As a result, no impairments were recorded in the second quarter of 2019. Should, among other events and circumstances, global economic and industry conditions deteriorate, the outlook for future operating results and cash flow for any of the Company's reporting units decline, income tax rates increase or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company's market capitalization experiences a material, sustained decline below its book value, the Company may need to recognize impairment losses in future periods.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

4.	Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts at June 30, 2019 and December 31, 2018 is presented below (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, net:
Trade	$208,175	$227,052
Unbilled revenue	37,518	35,674
Contract assets	20,113	21,201
Other	3,950	6,381
Total accounts receivable	269,756	290,308
Allowance for doubtful accounts	(6,303)	(6,701)
	$263,453	$283,607

	June 30, 2019	December 31, 2018
Deferred revenue (contract liabilities)	$15,360	$14,160

For the six months ended June 30, 2019, the $1.1 million net decrease in contract assets was primarily attributable to $13.1 million transferred to accounts receivable, which was partially offset by $12.1 million in revenue recognized during the period. Deferred revenue increased by $1.2 million in 2019, primarily reflecting $5.9 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $5.0 million of revenue that was deferred at the beginning of the period.

	June 30, 2019	December 31, 2018
Inventories, net:
Finished goods and purchased products	$105,285	$96,195
Work in process	21,838	20,552
Raw materials	103,139	111,197
Total inventories	230,262	227,944
Allowance for excess or obsolete inventory	(20,256)	(18,551)
	$210,006	$209,393

	Estimated Useful Life (years)			June 30, 2019	December 31, 2018
Property, plant and equipment, net:
Land				$37,758	$37,545
Buildings and leasehold improvements	2	–	40	259,981	259,834
Machinery and equipment	1	–	28	493,121	483,629
Completion Services equipment	2	–	10	505,427	492,183
Office furniture and equipment	3	–	10	45,013	43,654
Vehicles	2	–	10	114,729	122,982
Construction in progress				23,337	29,451
Total property, plant and equipment				1,479,366	1,469,278
Accumulated depreciation				(959,042)	(928,851)
				$520,324	$540,427

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2019	December 31, 2018
Other noncurrent assets:
Deferred compensation plan	$21,593	$20,468
Deferred income taxes	633	761
Other	5,667	5,815
	$27,893	$27,044

	June 30, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$20,722	$29,867
Insurance liabilities	12,080	9,177
Accrued taxes, other than income taxes	7,990	4,530
Accrued commissions	1,470	1,484
Accrued claims	258	2,983
Other	10,958	12,689
	$53,478	$60,730

5.	Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerators:
Net income (loss)	$(9,740)	$2,742	$(24,388)	$(750)
Less: Income attributable to unvested restricted stock awards	—	(44)	—	—
Numerator for basic net income (loss) per share	(9,740)	2,698	(24,388)	(750)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net income (loss) per share	$(9,740)	$2,698	$(24,388)	$(750)

Denominators:
Weighted average number of common shares outstanding	60,458	59,964	60,353	59,389
Less: Weighted average number of unvested restricted stock awards outstanding	(1,052)	(959)	(1,021)	(993)
Denominator for basic net income (loss) per share	59,406	59,005	59,332	58,396
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Assumed exercise of stock options	—	—	—	—
1.50% convertible senior notes	—	—	—	—
	—	—	—	—
Denominator for diluted net income (loss) per share	59,406	59,005	59,332	58,396

Net income (loss) per share:
Basic	$(0.16)	$0.05	$(0.41)	$(0.01)
Diluted	(0.16)	0.05	(0.41)	(0.01)

The calculation of diluted net loss per share for the three and six months ended June 30, 2019 excluded 664 thousand shares and 676 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net income (loss) per share for the three and six months ended June 30, 2018 excluded 695 thousand shares and 697 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and therefore excluded for the three and six months ended June 30, 2019 and 2018, due to their antidilutive effect.

6.	Long-term Debt
As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility(1)	$97,465	$134,096
1.50% convertible senior notes(2)	170,663	167,102
Promissory note	25,000	25,000
Other debt and finance lease obligations	5,239	5,540
Total debt	298,367	331,738
Less: Current portion	(25,583)	(25,561)
Total long-term debt	$272,784	$306,177
____________________

(1)	Presented net of $1.7 million and $2.0 million of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively.

(2)	The principal amount of the 1.50% convertible senior notes is $200.0 million. See "1.50% Convertible Senior Notes" below.

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
As of June 30, 2019, the Company had $99.2 million of borrowings outstanding under the Credit Agreement and $16.1 million of outstanding letters of credit, leaving $96.0 million available to be drawn. The total amount available to be drawn under our Revolving Credit Facility was less than the lender commitments as of June 30, 2019, due to limits imposed by maintenance covenants in the Credit Agreement.
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
As of June 30, 2019, the Company was in compliance with its debt covenants.
1.50% Convertible Senior Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194 million, which was used by the Company to repay a portion of the outstanding borrowings under the Revolving Credit Facility during the first quarter of 2018.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0%, which is greater than the cash interest payments the Company is obligated to pay on the Notes. Interest expense associated with the Notes for the three and six months ended June 30, 2019 was $2.5 million and

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

$5.1 million, respectively, while the related contractual interest expense totaled $0.8 million and $1.5 million, respectively. Interest expense associated with the Notes for the three and six months ended June 30, 2018 was $2.4 million and $4.1 million, respectively, while the related contractual interest expense totaled $0.8 million and $1.3 million, respectively.
The following table presents the carrying amount of the Notes in the consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Principal amount of the liability component	$200,000	$200,000
Less: Unamortized discount	25,669	28,825
Less: Unamortized issuance costs	3,668	4,073
Net carrying amount of the liability	$170,663	$167,102

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture. The Company's intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of the Company's common stock.
Noteholders may convert their Notes, at their option only in the following circumstances: (1) if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the Indenture; or (4) if the Company calls the Notes for redemption, or at any time from, and including, November 15, 2022 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.
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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the Indenture. As of June 30, 2019, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set off, in part or in full, against certain indemnifications claims related to matters occurring prior to the Company's acquisition of GEODynamics. As more fully described in Note 14, "Commitments and Contingencies," the Company has provided notice to and asserted an indemnification claim against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of the indemnity claim. The Company expects that the amount ultimately paid in respect of such note may be reduced as a result of this indemnification claim.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

7.	Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of June 30, 2019 and December 31, 2018 was approximately $178 million and $166 million, respectively, based on quoted market prices (a Level 1 fair value measurement), which compares to the $200 million in principal amount of the Notes.

8.	Leases
The Company leases a portion of its facilities, office space, equipment and vehicles. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of June 30, 2019. Substantially all of the Company's future lease obligations are related to operating leases. Consistent with the Company's historical practice, finance (capital) lease obligations, which totaled $0.7 million as of June 30, 2019, are classified within long-term debt while related assets are included within property, plant and equipment.
Most of the Company's operating leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of lease-related assets and leasehold improvements are limited by the expected lease term. Certain operating lease agreements include rental payments adjusted periodically for inflation. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. While the Company rents or subleases certain real estate to third parties, such amounts are not material. Cash outflows related to operating leases are presented within cash flows from operations.
The following tables summarize the financial statement information regarding of the Company's operating leases for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense components:
Leases with initial term of greater than 12 months	$2,897	$5,858
Leases with initial term of 12 months or less	1,413	2,766
	$4,310	$8,624

Operating lease assets obtained in exchange for operating lease liabilities:
Upon adoption of standard (January 1, 2019)		$47,721
Subsequent to adoption		5,332
Non-cash operating lease amounts		$53,053

The following table provides the maturities of operating lease liabilities as of June 30, 2019 (in thousands):

Operating Leases
2019 (less six months ended June 30)	$5,654
2020	10,125
2021	8,282
2022	6,176
2023	5,192
After 2023	22,861
Total lease payments	58,290
Less: Imputed interest	(10,025)
Present value of operating lease liabilities	48,265
Less: Current portion	(8,997)
Total long-term operating lease liabilities	$39,268
Weighted-average remaining lease term (years)	7.7
Weighted-average discount rate	5.0%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2019:

Shares of common stock outstanding – December 31, 2018	59,969,695
Restricted stock awards, net of forfeitures	767,864
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(204,505)
Purchase of treasury stock	(50,800)
Shares of common stock outstanding – June 30, 2019	60,482,254

As of June 30, 2019 and December 31, 2018, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On July 29, 2015, the Company's Board of Directors approved a share repurchase program providing for the repurchase of up to $150.0 million of the Company's common stock, which, following extensions, was scheduled to expire on July 29, 2019. On July 24, 2019, our Board of Directors extended the share repurchase program for one year to July 29, 2020. During the first six months of 2019, the Company repurchased approximately 51 thousand shares of common stock under the program. The amount remaining under the Company's share repurchase authorization as of June 30, 2019 was $119.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, decreased slightly during the first half of 2019 from $71.4 million at December 31, 2018 to $71.3 million at June 30, 2019, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the six months ended June 30, 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil, due to the exchange rates for the British pound and the Brazilian real weakening by 2% and 14%, respectively, compared to the U.S. dollar, and contributing to other comprehensive loss of $8.7 million.

11.	Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the six months ended June 30, 2019.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2018	681,894	929,554	227,124
Granted	—	674,923	76,793
Vested/Exercised	—	(534,661)	(105,988)
Forfeited	(45,624)	(13,047)	—
Outstanding – June 30, 2019	636,270	1,056,769	197,929
Weighted average grant date fair value (2019 awards)	$—	$17.65	$17.58

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
Stock-based compensation pre-tax expense recognized in the three and six months ended June 30, 2019 totaled $4.2 million and $8.6 million, respectively. Stock-based compensation pre-tax expense recognized in the three and six months ended June 30, 2018 totaled $6.0 million and $11.2 million, respectively. As of June 30, 2019, there was $22.4 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

12.	Income Taxes
The income tax benefit for the three and six month periods ended June 30, 2019 was calculated using a discrete approach. This methodology was used because minor changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2019, the Company's income tax benefit was $0.3 million, or 2.6% of pre-tax losses. For the six months ended June 30, 2019, the Company's income tax benefit was $0.5 million, or 2.2% of pre-tax losses. This compares to an income tax provision of $1.7 million, or 38.8% of pre-tax income, and an income tax provision of $0.5 million, or 212.5% of pre-tax losses, for the three and six months ended June 30, 2018, respectively. The relatively low effective tax rate benefit for the three and six months ended June 30, 2019 was primarily attributable to certain non-deductible expenses.

13.	Segments and Related Information
The Company operates through three reportable segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. The Company's reportable segments represent strategic business units that generally offer different products and services. They are managed separately because each business often requires different technologies and marketing strategies. Recent acquisitions, except for the acquisition of GEODynamics in 2018, have been direct extensions to our business segments.
Financial information by business segment for the three and six months ended June 30, 2019 and 2018 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2019
Well Site Services –
Completion Services	$103,320	$17,248	$(507)	$7,201	$507,028
Drilling Services	12,646	3,224	(2,601)	965	59,322
Total Well Site Services	115,966	20,472	(3,108)	8,166	566,350
Downhole Technologies	46,740	5,256	(1,462)	3,460	707,878
Offshore/Manufactured Products	101,979	5,973	9,809	1,720	677,644
Corporate	—	182	(11,634)	309	45,829
Total	$264,685	$31,883	$(6,395)	$13,655	$1,997,701

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2018
Well Site Services –
Completion Services	$108,368	$16,816	$1,204	$14,590	$526,551
Drilling Services	16,756	3,551	(2,957)	1,801	69,256
Total Well Site Services	125,124	20,367	(1,753)	16,391	595,807
Downhole Technologies	59,274	4,532	11,600	3,168	677,367
Offshore/Manufactured Products	101,447	5,786	12,664	4,108	710,125
Corporate	—	237	(13,811)	356	41,827
Total	$285,845	$30,922	$8,700	$24,023	$2,025,126

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six months ended June 30, 2019
Well Site Services –
Completion Services	$203,962	$34,534	$(4,001)	$18,883	$507,028
Drilling Services	20,396	6,565	(7,160)	1,914	59,322
Total Well Site Services	224,358	41,099	(11,161)	20,797	566,350
Downhole Technologies	101,030	10,322	2,592	7,076	707,878
Offshore/Manufactured Products	189,908	11,560	15,068	3,266	677,644
Corporate	—	453	(23,734)	438	45,829
Total	$515,296	$63,434	$(17,235)	$31,577	$1,997,701

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six months ended June 30, 2018
Well Site Services –
Completion Services	$191,208	$32,198	$(3,267)	$22,515	$526,551
Drilling Services	34,315	7,419	(5,268)	3,026	69,256
Total Well Site Services	225,523	39,617	(8,535)	25,541	595,807
Downhole Technologies	105,055	8,416	19,654	5,066	677,367
Offshore/Manufactured Products	208,843	11,600	25,116	7,131	710,125
Corporate	—	479	(28,449)	523	41,827
Total	$539,421	$60,112	$7,786	$38,261	$2,025,126

One customer individually accounted for 10% of the Company's consolidated product and service revenue for the six months ended June 30, 2018 and individually represented 11% of the Company's consolidated total accounts receivable as of December 31, 2018.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended June 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$38,517	$35,225	$38,517	$35,225
Short-cycle:
Completion products and services	103,320	108,368	46,740	59,274	29,265	29,783	179,325	197,425
Drilling services	12,646	16,756	—	—	—	—	12,646	16,756
Other products	—	—	—	—	5,746	7,565	5,746	7,565
Total short-cycle	115,966	125,124	46,740	59,274	35,011	37,348	197,717	221,746
Other products and services	—	—	—	—	28,451	28,874	28,451	28,874
	$115,966	$125,124	$46,740	$59,274	$101,979	$101,447	$264,685	$285,845

Percentage of total revenue by type -
Products	—%	—%	98%	98%	78%	77%	47%	48%
Services	100%	100%	2%	2%	22%	23%	53%	52%

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Six months ended June 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$65,762	$76,024	$65,762	$76,024
Short-cycle:
Completion products and services	203,962	191,208	101,030	105,055	53,540	62,755	358,532	359,018
Drilling services	20,396	34,315	—	—	—	—	20,396	34,315
Other products	—	—	—	—	13,484	15,011	13,484	15,011
Total short-cycle	224,358	225,523	101,030	105,055	67,024	77,766	392,412	408,344
Other products and services	—	—	—	—	57,122	55,053	57,122	55,053
	$224,358	$225,523	$101,030	$105,055	$189,908	$208,843	$515,296	$539,421

Percentage of total revenue by type -
Products	—%	—%	97%	98%	75%	78%	47%	49%
Services	100%	100%	3%	2%	25%	22%	53%	51%

Revenues from products and services transferred to customers over time accounted for approximately 67% and 68% of consolidated revenues for the six months ended June 30, 2019 and 2018, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2019, the Company had $142 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 26% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2019, with an additional 64% in 2020 and the balance thereafter.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

14.	Commitments and Contingencies
Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on recent clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the GEODynamics Acquisition, the seller agreed to indemnify and hold the Company harmless against certain claims related to matters such as this, and the Company has provided notice to and asserted an indemnification claim against the seller. Additionally, the Company is able to set-off payments due under the $25.0 million promissory note (see Note 6, "Long-term Debt") issued to the seller of GEODynamics in respect of indemnification claims. Such note was scheduled to mature on July 12, 2019, but, because the Company has provided notice to and asserted an indemnification claim, the maturity date of the note is extended until the resolution of such claim. The Company expects that the amount ultimately paid in respect of such note may be reduced as a result of this indemnification claim.
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
GEODynamics historically leased certain land and facilities from an equity holder and employee of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. The Company exercised its option to purchase the most significant facilities and associated land for approximately $5.4 million in September 2018. Rent expense related to leases with this employee for the three and six months ended June 30, 2019 totaled $44 thousand and $69 thousand, respectively. Rent expense related to leases with this employee for the three months ended June 30, 2018 and the period from January 12, 2018 through June 30, 2018 totaled $142 thousand and $220 thousand, respectively.
Additionally, in 2019 GEODynamics purchased products from and sold products to a company in which this employee is an investor. Purchases from this company were $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively. Sales to this company by GEODynamics were $0.6 million for both the three and six months ended June 30, 2019.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2018 Form 10-K filed with the Securities and Exchange Commission (the "Commission") on February 19, 2019 as well as "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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

•	the level of offshore oil and natural gas developmental activities;

•	general global economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing;

•	global weather conditions and natural disasters;

•	changes in tax laws and regulations;

•	the impact of tariffs and duties on imported raw materials and exported finished goods;

•	impact of environmental matters, including future environmental or climate change regulations which may result in increased operating costs or reduced commodity demand globally;

•	our ability to find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	fluctuations in currency exchange rates;

•	physical, digital, cyber, internal and external security breaches;

•	the availability and cost of capital;

•	our ability to protect our intellectual property rights;

•	our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and

•	the other factors identified in "Part I, Item 1A. Risk Factors" in our 2018 Form 10-K and "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
In addition, in certain places in this Quarterly Report on Form 10-Q, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. The Company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the Company's investors to have a better understanding of the market environment in which the Company operates. However, the Company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

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
We provide a broad range of products and services to the oil and gas industry through our Well Site Services, Downhole Technologies and Offshore/Manufactured Products business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is sensitive to future expectations with respect to crude oil and natural gas prices.
Our consolidated results of operations include contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 (discussed below). Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments recently weighted toward U.S. shale play regions. However, in 2019, we are beginning to see a general improvement in the level of planned investments in deepwater markets globally.
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
See Note 3, "Business Acquisitions, Goodwill and Other Intangible Assets" and Note 6, "Long-term Debt" to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further discussion of these recent developments.

Macroeconomic Environment
The macroeconomic environment for the energy sector has been volatile in recent years. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and continued into 2016. In response to weakening crude oil prices, the Organization of Petroleum Exporting Countries ("OPEC"), along with Russia, agreed to reduce crude oil production in late 2016 in an effort to re-balance supply and demand. Crude oil prices began to improve in the second half of 2017, which carried into 2018. During 2018, crude oil prices rose to their highest levels since the beginning of the downturn, improving our customers' cash flow and potentially driving them to invest additional capital to increase their production. Additionally, advancements in technologies and improved operating efficiencies have allowed the U.S. exploration and production industry to lower the breakeven price of oil and gas production. During 2017 and 2018, rising crude oil prices rapidly translated into increased U.S. land oriented drilling and completion activity in areas of concentration such as the Permian Basin, which led to record high domestic production. The U.S. Energy Information Administration estimates that U.S. crude oil production averaged 11.0 million barrels per day in 2018, up approximately 17% from the 2017 average, reaching its highest level and experiencing the largest volume growth on record. However, during the fourth quarter of 2018, crude oil prices declined approximately 40%, due in part to higher than expected supply growth from the United States, Russia and Saudi Arabia, as well as concerns over the possible slowing of global demand growth. In response to the precipitous decline in crude oil prices, OPEC and Russia agreed to reduce production and the Canadian government mandated a production shut‑in in December of 2018. In July 2019, OPEC and Russia agreed to extend these production cuts through March 2020.
After declining materially in the fourth quarter of 2018, Brent and West Texas Intermediate ("WTI") crude oil prices closed at $51 and $45 per barrel, respectively, on December 31, 2018. Subsequent to year-end 2018, Brent and WTI crude oil prices increased to $68 and $58 per barrel, respectively, as of June 30, 2019. Additionally, during the first quarter of 2019, the pricing differential for WTI crude oil between Cushing, Oklahoma and Midland, Texas was effectively eliminated due to improvements in pipeline takeaway capacity from the Permian Basin, providing operators in the region with increased cash flows. While the commodity price environment has improved in 2019 relative to late 2018, crude oil price volatility continues to have a moderating impact on our customers' operating results and capital spending plans, particularly those operating in the U.S. shale play regions. The average U.S. rig count for the second quarter of 2019 decreased 8% compared to the fourth quarter 2018 average.
Current and expected future pricing for WTI crude will continue to influence our customers' spending in U.S. shale play developments as our customers strive for financial discipline and spending levels that are within their capital budgets and generated cash flow ranges. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
There remains a degree of risk that prices could remain highly volatile due to increases in global inventory levels, increasing domestic crude oil production, trade tensions with China and Mexico, sanctions or potential waivers on Iranian production and tensions with Iran, civil unrest in Libya and Venezuela, increasing price differentials between markets, slowing growth rates in China and other global regions, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Customer spending in the natural gas shale plays has been limited due to natural gas production from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.

Recent WTI, Brent crude oil and natural gas pricing trends are as follows:

		Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year		March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2019		$54.82	$59.88
2018	(2)	$62.91	$68.07	$69.70	$59.97	$65.25
2017		$51.62	$48.13	$48.18	$55.27	$50.80
Brent Crude (per bbl)
2019		$63.10	$69.01
2018	(2)	$66.86	$74.53	$75.08	$68.76	$71.32
2017		$53.59	$49.55	$52.10	$61.40	$54.12
Henry Hub Natural Gas (per mmBtu)
2019		$2.92	$2.57
2018		$3.08	$2.85	$2.93	$3.77	$3.15
2017		$3.02	$3.08	$2.95	$2.90	$2.99

(1)
Source: U.S. Energy Information Administration. As of July 22, 2019, WTI crude oil, Brent crude oil and natural gas traded at approximately $55.87 per barrel, $61.96 per barrel and $2.33 per mmBtu, respectively.

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

Overview
Our Well Site Services segment provides completion services in the United States (including the Gulf of Mexico) and the rest of the world and, to a lesser extent, land drilling services in the United States. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations.
Within this segment, our Completion Services business (which includes the Falcon operations we acquired in February 2018) supplies equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the Completion Services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity in the areas of operations mentioned above. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells. Similarly, demand for our Drilling Services operations is driven by activity in our primary land drilling markets of the Permian Basin in West Texas and the U.S. Rocky Mountain area.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average U.S. drilling rig count
Land – Oil	783	827	807	797
Land – Natural gas and other	180	191	185	189
Offshore	27	21	24	17
Total	989	1,039	1,016	1,003
Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in U.S. shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2019, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance largely natural gas related. The average U.S. rig count for the three months ended June 30, 2019 decreased by 50 rigs, or 5%, compared to the average for the three months ended June 30, 2018.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers' capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as "project-driven products"). For the first half of 2019, these activities only represent approximately 35% of the segment's revenue. This segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects, once approved for development, are therefore less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2016, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements, caused exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Customers have focused on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. As a result, our bookings declined, leading to substantially reduced backlog in 2018, and lower levels of project-driven revenue in 2018 and the first half of 2019 relative to prior years.
Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a substantially slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $179 million at December 31, 2018. However, deepwater project award potential appears to be improving despite the recent commodity price volatility. During the first six months of 2019, backlog increased $104 million, totaling $283 million at June 30, 2019 – the highest level recorded since the second quarter of 2016. The segment received three notable orders during the first six months of 2019 for production facility content destined for South America and Southeast Asia, as well as connector products destined for the Middle East. The following table sets forth reported backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2019	$234	$283
2018	$157	$165	$175	$179
2017	$204	$202	$198	$168
2016	$306	$268	$203	$199
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
We use a variety of domestically produced and imported raw materials and component products, including steel, in manufacturing our products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells, or regarding the expected impact of such tariffs on the demand for and the price of crude oil, could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 14, "Commitments and Contingencies."
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

Selected Financial Data
Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Revenues
Products	$124,965	$136,182	$(11,217)	$241,293	$265,008	$(23,715)
Services	139,720	149,663	(9,943)	274,003	274,413	(410)
	264,685	285,845	(21,160)	515,296	539,421	(24,125)
Costs and expenses:
Product costs	95,289	95,324	(35)	184,557	188,300	(3,743)
Service costs	112,823	118,079	(5,256)	223,433	214,993	8,440
Cost of revenues (exclusive of depreciation and amortization expense presented below)	208,112	213,403	(5,291)	407,990	403,293	4,697
Selling, general and administrative expenses	31,484	35,919	(4,435)	61,592	70,114	(8,522)
Depreciation and amortization expense	31,883	30,922	961	63,434	60,112	3,322
Other operating income, net	(399)	(3,099)	2,700	(485)	(1,884)	1,399
	271,080	277,145	(6,065)	532,531	531,635	896
Operating income (loss)	(6,395)	8,700	(15,095)	(17,235)	7,786	(25,021)
Interest expense	(4,658)	(4,913)	255	(9,455)	(9,446)	(9)
Interest income	41	123	(82)	86	202	(116)
Other income	1,009	571	438	1,676	1,218	458
Income (loss) before income taxes	(10,003)	4,481	(14,484)	(24,928)	(240)	(24,688)
Income tax benefit (provision)	263	(1,739)	2,002	540	(510)	1,050
Net income (loss)	$(9,740)	$2,742	$(12,482)	$(24,388)	$(750)	$(23,638)

Net income (loss) per share:
Basic	$(0.16)	$0.05		$(0.41)	$(0.01)
Diluted	(0.16)	0.05		(0.41)	(0.01)

Weighted average number of common shares outstanding:
Basic	59,406	59,005		59,332	58,396
Diluted	59,406	59,005		59,332	58,396

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three and six months ended June 30, 2019 and 2018 is summarized below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Revenues
Well Site Services -
Completion Services	$103,320	$108,368	$(5,048)	$203,962	$191,208	$12,754
Drilling Services	12,646	16,756	(4,110)	20,396	34,315	(13,919)
Total Well Site Services	115,966	125,124	(9,158)	224,358	225,523	(1,165)
Downhole Technologies	46,740	59,274	(12,534)	101,030	105,055	(4,025)
Offshore/Manufactured Products	101,979	101,447	532	189,908	208,843	(18,935)
Total	$264,685	$285,845	$(21,160)	$515,296	$539,421	$(24,125)

Operating income (loss)
Well Site Services -
Completion Services	$(507)	$1,204	$(1,711)	$(4,001)	$(3,267)	$(734)
Drilling Services	(2,601)	(2,957)	356	(7,160)	(5,268)	(1,892)
Total Well Site Services	(3,108)	(1,753)	(1,355)	(11,161)	(8,535)	(2,626)
Downhole Technologies	(1,462)	11,600	(13,062)	2,592	19,654	(17,062)
Offshore/Manufactured Products	9,809	12,664	(2,855)	15,068	25,116	(10,048)
Corporate	(11,634)	(13,811)	2,177	(23,734)	(28,449)	4,715
Total	$(6,395)	$8,700	$(15,095)	$(17,235)	$7,786	$(25,021)

Operating income (loss) as a percentage of revenues(1)
Well Site Services -
Completion Services	—%	1%	(2)%	(2)%
Drilling Services	(21)%	(18)%	(35)%	(15)%
Total Well Site Services	(3)%	(1)%	(5)%	(4)%
Downhole Technologies	(3)%	20%	3%	19%
Offshore/Manufactured Products	10%	12%	8%	12%
Total	(2)%	3%	(3)%	1%
(1) Operating margin is defined as operating income (loss) divided by revenues.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Consolidated Operating Results
We reported a net loss for the three months ended June 30, 2019 of $9.7 million, or $0.16 per diluted share, which included $1.3 million ($1.0 million after-tax, or $0.02 per diluted share) of severance and downsizing costs. These results compare to net income for the three months ended June 30, 2018 of $2.7 million, or $0.05 per diluted share.
Our consolidated results of operations include the GEODynamics (Downhole Technologies segment) and Falcon acquisitions completed in the first quarter of 2018. Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments recently weighted toward U.S. shale play regions. However, in 2019, we are beginning to see a general improvement in the level of planned investments in deepwater markets globally.
Revenues. Consolidated total revenues in the second quarter of 2019 decreased $21.2 million, or 7%, from the second quarter of 2018. Consolidated product revenues in the second quarter of 2019 decreased $11.2 million, or 8%, from the second quarter of 2018, driven primarily by lower U.S. land-based customer activity as well as the impact of competitive pricing pressures for conventional perforating products in our Downhole Technologies segment. Consolidated service revenues in the second quarter of 2019 decreased $9.9 million, or 7%, from the second quarter of 2018 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 75% of our consolidated revenues in the second quarter of 2019 were derived from sales of our short-cycle product and service offerings, which compares to 78% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Three months ended June 30	2019	2018	2019	2018	2019	2018	2019	2018
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$38,517	$35,225	$38,517	$35,225
Short-cycle:
Completion products and services	103,320	108,368	46,740	59,274	29,265	29,783	179,325	197,425
Drilling services	12,646	16,756	—	—	—	—	12,646	16,756
Other products	—	—	—	—	5,746	7,565	5,746	7,565
Total short-cycle	115,966	125,124	46,740	59,274	35,011	37,348	197,717	221,746
Other products and services	—	—	—	—	28,451	28,874	28,451	28,874
	$115,966	$125,124	$46,740	$59,274	$101,979	$101,447	$264,685	$285,845

Percentage of total revenue by type -
Products	—%	—%	98%	98%	78%	77%	47%	48%
Services	100%	100%	2%	2%	22%	23%	53%	52%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated cost of revenues (exclusive of depreciation and amortization expense) decreased $5.3 million, or 2%, in the second quarter of 2019 compared to the second quarter of 2018. Consolidated product costs in the second quarter of 2019 were consistent with the level reported for the second quarter of 2018 while consolidated product revenues decreased 8% from the prior-year period. The year over-over-year decrease was influenced by our Downhole Technologies segment, which experienced an unfavorable shift in product mix, incurred higher product costs and recorded $1.4 million of inventory write-offs due to product design changes during the three months ended June 30, 2019. Consolidated service costs in the second quarter of 2019 decreased $5.3 million, or 4%, from the second quarter of 2018, with the impact of lower activity levels partially offset by incremental costs in our Downhole Technologies segment associated with an expansion of field support operations.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $4.4 million, or 12%, in the second quarter of 2019 from the second quarter of 2018, due primarily to lower stock-based and annual incentive plan compensation expense in the second quarter of 2019 and $1.5 million of nonrecurring patent defense costs recorded during the second quarter of 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million, or 3%, in the second quarter of 2019 compared to the prior-year quarter driven primarily by investments in property and equipment over the past twelve months. Note 13, "Segments and Related Information," presents depreciation and amortization expense by segment.

Other Operating (Income) Expense, Net. Other operating income was $0.4 million in the second quarter of 2019. This compares to other operating income of $3.1 million in the second quarter of 2018, which included a $3.6 million gain recognized upon settlement of a Hurricane Harvey flood insurance claim within our Offshore/Manufactured Products segment.
Operating Income (Loss). Our consolidated operating loss was $6.4 million in the second quarter of 2019, which included $1.3 million of severance and downsizing charges. This compares to a consolidated operating income of $8.7 million in the second quarter of 2018, which included the $3.6 million insurance settlement gain and $1.5 million of patent defense costs discussed previously.
Interest Expense, Net. Net interest expense was $4.6 million in the second quarter of 2019, which is comparable to net interest expense of $4.8 million in the same period of 2018. Interest expense as a percentage of total debt outstanding was approximately 6% in both the second quarter of 2019 and 2018.
Income Tax. The income tax benefit for the three months ended June 30, 2019 was calculated using a discrete approach. This methodology was used because minor changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2019, our income tax benefit was $0.3 million, or 2.6% of pre-tax losses. This compares to an income tax provision of $1.7 million, or 38.8% of pre-tax income, for the three months ended June 30, 2018. The change in effective tax rate for the second quarter of 2019 was primarily attributable to certain non-deductible expenses.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $2.3 million in the second quarter of 2019 compared to other comprehensive loss of $13.7 million in the second quarter of 2018 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended June 30, 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2019, the exchange rate for the British pound weakened while the Brazilian real strengthened compared to the U.S. dollar. This compares to the second quarter of 2018, when the exchange rate for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $9.2 million, or 7%, in the second quarter of 2019 compared to the prior-year quarter. Completion Services revenue decreased $5.0 million, or 5%, reflecting the impact of a decline in U.S. land-based customer completion and production activity following the material decline in commodity prices in the fourth quarter of 2018. Our Drilling Services revenues decreased $4.1 million, or 25%, in the second quarter of 2019 from the second quarter of 2018 due to lower rig utilization.
Operating Loss. Our Well Site Services segment operating loss increased $1.4 million in the second quarter of 2019 from the prior-year quarter due to a significant reduction in demand for Drilling Services. Well Site Services segment revenues and cost of services for the second quarter of 2019 decreased 7% and 8%, respectively, from the prior-year quarter, with other costs and expenses remaining relatively flat. Our Completion Services operating loss in the second quarter of 2019 was $0.5 million, compared to operating income of $1.2 million in the prior year quarter, reflecting the impact of lower service activity. Our Drilling Services operating loss decreased $0.4 million in the second quarter of 2019 from the second quarter of 2018 due primarily to lower depreciation expense resulting from certain assets becoming fully depreciated over the past twelve months.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $12.5 million, or 21%, in the second quarter of 2019 from the prior-year quarter reflecting a decline in U.S. land-based customer completion activity, a shift in sales mix and competitive pricing pressures for certain of its conventional perforating products.
Operating Income. Our Downhole Technologies segment operating income declined $13.1 million, or 113%, in the second quarter of 2019 from the prior-year period due primarily to the decline in revenues coupled with higher product costs, expansion of field support operations and $1.4 million of inventory write-offs due to product design changes. Prior-year results included $1.5 million in patent defense costs incurred in the second quarter of 2018.

Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $0.5 million, or 1%, in the second quarter of 2019 compared to the second quarter of 2018 with the impact of higher project-driven product demand partially offset by lower customer demand for short-cycle products and reduced service activity.
Operating Income. Our Offshore/Manufactured Products segment operating income decreased $2.9 million, or 23%, in the second quarter of 2019 compared to the second quarter of 2018 due to the 2018 quarter including a non-recurring gain of $3.6 million for a Hurricane Harvey flood insurance claim. Excluding this prior-year gain, operating income increased $0.7 million, or 8%.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued to improve during the second quarter of 2019 with deepwater project awards increasing after several years of reduced award activity. Backlog in our Offshore/Manufactured Products segment increased $49 million from $234 million at March 31, 2019 to total $283 million as of June 30, 2019 – the highest level recorded since the second quarter of 2016. Orders totaled $163 million in the second quarter of 2019 resulting in a book to bill ratio of 1.6x.
Corporate
Expenses decreased $2.2 million, or 16%, in the second quarter of 2019 from the prior-year period due primarily to lower stock-based and annual incentive plan compensation expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Consolidated Operating Results
We reported a net loss for the six months ended June 30, 2019 of $24.4 million, or $0.41 per diluted share, which included $2.3 million ($1.8 million after-tax, or $0.03 per diluted share) of severance and downsizing costs. These results compare to a net loss for the six months ended June 30, 2018 of $0.8 million, or $0.01 per diluted share, which included $2.6 million ($2.0 million after, tax, or $0.03 per diluted share) of transaction-related expense, $2.4 million ($1.9 million after-tax, or $0.03 per diluted share) of charges related to legal fees incurred for patent defense, $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance and downsizing expense and $0.7 million in reserves ($0.6 million after-tax, or $0.01 per diluted share) for prior years' Fair Labor Standards Act ("FLSA") claim settlements.
Our consolidated results of operations include the GEODynamics (Downhole Technologies segment) and Falcon acquisitions completed in the first quarter of 2018. Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments recently weighted toward U.S. shale play regions. However, in 2019, we are beginning to see a general improvement in the level of planned investments in deepwater markets globally.
Revenues. Consolidated total revenues in the first six months of 2019 decreased $24.1 million, or 4%, from the first six months of 2018. Consolidated product revenues in the first six months of 2019 decreased $23.7 million, or 9%, from the first six months of 2018, due primarily to lower U.S. land-based customer activity, reduced project-driven sales within our Offshore/Manufactured Products segment and the impact of competitive pricing pressures for conventional perforating products in our Downhole Technologies segment. Consolidated service revenues in the first six months of 2019 was comparable to the first six months of 2018, with the impact of two additional months of revenue generated by the Falcon operations (acquired February 28, 2018) in the 2019 period, substantially offset by the impact of lower customer spending in the U.S. shale play regions in the Well Site Services segment. As can be derived from the following table, 76% of our consolidated revenues in the first six months of 2019 were derived from sales of our short-cycle product and service offerings, which compares to 76% in the same period in 2018.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Six months ended June 30	2019	2018	2019	2018	2019	2018	2019	2018
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$65,762	$76,024	$65,762	$76,024
Short-cycle:
Completion products and services	203,962	191,208	101,030	105,055	53,540	62,755	358,532	359,018
Drilling services	20,396	34,315	—	—	—	—	20,396	34,315
Other products	—	—	—	—	13,484	15,011	13,484	15,011
Total short-cycle	224,358	225,523	101,030	105,055	67,024	77,766	392,412	408,344
Other products and services	—	—	—	—	57,122	55,053	57,122	55,053
	$224,358	$225,523	$101,030	$105,055	$189,908	$208,843	$515,296	$539,421

Percentage of total revenue by type -
Products	—%	—%	97%	98%	75%	78%	47%	49%
Services	100%	100%	3%	2%	25%	22%	53%	51%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated cost of revenues (exclusive of depreciation and amortization expense) increased $4.7 million, or 1%, in the first six months of 2019 compared to the first six months of 2018. Consolidated product costs in the first six months of 2019 decreased $3.7 million, or 2%, from the first six months of 2018 as a result of a decline in product sales, partially offset by higher costs within the Downhole Technologies segment. The Downhole Technologies segment experienced an unfavorable shift in product mix, incurred higher product costs and recorded $1.4 million of inventory write-offs due to product design changes during the six months ended June 30, 2019. Consolidated service costs in the first six months of 2019 increased $8.4 million, or 4%, from the first six months of 2018, due primarily to the inclusion of the Falcon operations for a full quarter in 2019 versus a single month in the prior-year period and incremental costs in our Downhole Technologies segment associated with an expansion of field support operations, partially offset by a reduction in variable costs in our Drilling Services business.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased $8.5 million, or 12%, in the first six months of 2019 from the first six months of 2018. The first six months of 2018 included $2.4 million of patent defense costs, a $1.8 million provision for bad debt related to a customer bankruptcy filing and $0.9 million of transaction-related costs. Excluding these items from the first six months of 2018, selling, general and administrative expense declined $3.4 million, or 5%, due primarily to a year-over-year reduction in stock-based and annual incentive plan compensation expense.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.3 million, or 6%, in the first six months of 2019 compared to the prior-year period reflecting the impact of the GEODynamics and Falcon operations acquired in the first quarter of 2018, which was partially offset by the effect of certain assets becoming fully depreciated. Note 13, "Segments and Related Information," presents depreciation and amortization expense by segment.
Other Operating (Income) Expense, Net. Other operating income was $0.5 million in the first six months of 2019. This compares to other operating income of $1.9 million in the first six months of 2018, which included a $3.6 million gain recognized upon settlement of a Hurricane Harvey flood insurance claim, partially offset by $1.7 million in transaction-related expenses.
Operating Income (Loss). Our consolidated operating loss was $17.2 million in the first six months of 2019, which included $2.3 million of severance and downsizing charges. This compares to a consolidated operating income of $7.8 million in the first six months of 2018, which included the $3.6 million insurance settlement gain discussed previously, offset by $3.1 million of costs associated with patent defense and settlement of FLSA claims and $3.4 million of transaction-related, severance and downsizing charges.
Interest Expense, Net. Net interest expense was $9.4 million in the first six months of 2019, which is comparable to net interest expense of $9.2 million in the same period of 2018. Interest expense as a percentage of total debt outstanding was approximately 6% in both the first six months of 2019 and 2018.
Income Tax. The income tax benefit for the six months ended June 30, 2019 was calculated using a discrete approach. This methodology was used because minor changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the six months ended June 30, 2019, our income tax benefit was $0.5 million, or 2.2% of pre-tax losses. This compares to an income tax provision of $0.5 million, or 213% of pre-tax losses, for the six months ended June 30, 2018. The change in effective tax rate for the first half of 2019 was primarily attributable to certain non-deductible expenses.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $0.1 million in the first six months of 2019 compared to other comprehensive loss of $8.7 million in the first six months of 2018 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the six months ended June 30, 2018, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2018, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $1.2 million, or 1%, in the first six months of 2019 compared to the prior-year period. Completion Services revenue increased $12.8 million, or 7%, reflecting two additional months of revenue generated by the acquired Falcon operations (acquired February 28, 2018) in the 2019 period, partially offset by the impact of a decline in U.S. land-based customer completion and production activity following the material decline in commodity prices in the fourth quarter of 2018. Our Drilling Services revenues decreased $13.9 million, or 41%, to $20.4 million in the first half of 2019 from the same period in 2018 due to customers temporarily suspending their drilling operations in response to the material decline in commodity prices in the fourth quarter of 2018.
Operating Loss. Our Well Site Services segment operating loss increased $2.6 million in the first six months of 2019 from the prior-year period due primarily to a reduction in demand for Drilling Services. Well Site Services segment cost of services for the first half of 2019 increased 1% from the prior-year period, with other costs and expenses remaining relatively flat. Our Completion Services operating loss in the first half of 2019 increased $0.7 million, or 22%, from the prior-year period, with the impact of higher revenues offset by an unfavorable shift in service offering mix. Results in the first half of 2018 included a $1.8 million provision for bad debt related to a customer bankruptcy filing and $0.7 million in charges associated with additional reserves established for prior-year FLSA claims. Our Drilling Services operating loss increased $1.9 million in the first half of 2019 from the same period in 2018 due to the impact of a 47% reduction in rig utilization.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $4.0 million, or 4%, in the first six months of 2019 from the prior-year period due primarily to a decline in U.S. land-based customer completion activity, a shift in sales mix and competitive pricing pressures for certain of its conventional perforating products.
Operating Income. Our Downhole Technologies segment operating income declined $17.1 million, or 87%, in the first six months of 2019 from the prior-year period due primarily to the decline in revenues coupled with an expansion of field support operations, higher product costs and $1.4 million of inventory write-offs due to product design changes. Prior-year results included $2.4 million in patent defense costs incurred after our acquisition of GEODynamics.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues declined $18.9 million, or 9%, in the first six months of 2019 compared to the prior-year period due to decreased sales of project-driven and short-cycle products.
Operating Income. Our Offshore/Manufactured Products segment operating income decreased $10.0 million, or 40%, in the first six months of 2019 compared to the same period in 2018, due to the 2018 period including a non-recurring gain of $3.6 million from an insurance settlement discussed above. Excluding this gain in the prior-year period, operating income decreased $6.5 million, or 30%, due to the significant decline in revenue.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment improved during the first six months of 2019 with deepwater project awards increasing after several years of reduced award activity. Backlog in our Offshore/Manufactured Products segment increased $104 million from $179 million at December 31, 2018 to total $283 million as of June 30, 2019 – the highest level recorded since the second quarter of 2016. Orders totaled $297 million in the first half of 2019 resulting in a book to bill ratio of 1.6x.
Corporate
Expenses decreased $4.7 million, or 17%, in the first six months of 2019 from the prior-year period, which included transaction related expenses of $2.3 million. The balance of the year-over-year decrease is attributable to lower stock-based and annual incentive plan compensation expenses.
Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures which, in the past, have included expanding and upgrading our Offshore/Manufactured Products and Downhole Technologies manufacturing facilities and equipment, replacing and increasing Completion Services assets, funding new product development, and general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and fund our share repurchase program. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital markets transactions.
The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services, the inability or failure of our customers to meet their obligations to us or a sustained decline in our market capitalization. These and other potentially adverse market conditions could require us to incur asset impairment charges, record additional deferred tax valuation allowances and/or write down the value of our goodwill and other intangible assets, and may otherwise adversely impact our results of operations, our cash flows and our financial position. See Note 3, "Business Acquisitions, Goodwill and Other Intangible Assets," for further information.
Operating Activities
Cash flows from operations totaling $66.0 million were generated during the first six months of 2019 compared to $46.9 million generated during the same period of 2018. During the first half of 2019, $19.1 million was provided by net working capital decreases, primarily due to a reduction in accounts receivable and an increase in accounts payable. These working capital benefits were partially offset by a reduction in accrued liabilities and an increase in prepaid expenses. During the first six months of 2018, $29.0 million was used to fund net working capital increases, driven by increases in accounts receivable and reductions in accounts payable and accrued liabilities.

Investing Activities
Cash used in investing activities during the first half of 2019 totaled $30.9 million, compared to $417.7 million used in investing activities during the first half of 2018, when we invested net cash of $379.7 million for the acquisitions of GEODynamics and Falcon.
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
Capital expenditures totaled $31.6 million and $38.3 million during the first half of 2019 and 2018, respectively.
We expect to spend a total of $60 million to $65 million in capital expenditures during 2019 to replace and upgrade our Completion Services equipment, to expand and maintain Downhole Technologies' facilities and equipment, to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2019 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
Financing Activities
During the six months ended June 30, 2019, net cash of $41.6 million was used in financing activities, including $37.0 million of net repayments under our Revolving Credit Facility. This compares to $346.3 million of cash provided by financing activities during the six months ended June 30, 2018, primarily as a result of our issuance of $200.0 million in 1.50% convertible senior notes and $157.9 million in net borrowings under our Revolving Credit Facility used to fund acquisitions.
At June 30, 2019, we had cash totaling $12.4 million, the majority of which was held by our international subsidiaries.
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
As of June 30, 2019, we had $99.2 million of borrowings outstanding under the Credit Agreement and $16.1 million of outstanding letters of credit, leaving $96.0 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of June 30, 2019, due to limits imposed by maintenance covenants in the Credit Agreement. As of June 30, 2019, we were in compliance with our debt covenants and expect to continue to be in compliance over the next twelve months.

1.50% Convertible Senior Notes. On January 30, 2018, we issued $200 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194.0 million, which we used to repay a portion of the outstanding borrowings under our Revolving Credit Facility.
The initial carrying amount of the Notes recorded in the consolidated balance sheet as of January 30, 2018 was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense we recognize related to the Notes for accounting purposes is based on an effective interest rate of approximately 6%, which is greater than the cash interest payments we are obligated to pay on the Notes. Interest expense associated with the Notes for the three and six months ended June 30, 2019 and 2018 was $5.1 million and $4.1 million, respectively, while related cash interest expense totaled $1.5 million and $1.3 million, respectively. See Note 6, "Long-term Debt," for further information regarding the Notes. As of June 30, 2019, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. As more fully described in Note 14, "Commitments and Contingencies," the Company has provided notice to and asserted an indemnification claim against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of the indemnity claim. The Company expects that the amount ultimately paid in respect of such note may be reduced as a result of this indemnification claim.
Our total debt represented 17.3% of our combined total debt and stockholders' equity at June 30, 2019 compared to 18.7% at December 31, 2018.
Stock Repurchase Program. We maintain a share repurchase program which was extended to July 29, 2020 by our Board of Directors. During the first six months of 2019, we repurchased approximately 51 thousand shares of our common stock under the program at a total cost of $757 thousand. The amount remaining under our share repurchase authorization as of June 30, 2019 was $119.8 million. Subject to applicable securities laws, any purchases will be at such times and in such amounts as the Company deems appropriate.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10‑K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based. See Note 2, "Recent Accounting Pronouncements," for a discussion of recent accounting pronouncements, including our adoption of the new lease accounting standard effective January 1, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2019, we had floating-rate obligations totaling $99.2 million drawn under our Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2019 levels, our consolidated interest expense would increase by a total of approximately $1.0 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2019, our reported foreign currency exchange gains were $0.3 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, decreased slightly from $71.4 million at December 31, 2018 to $71.3 million at June 30, 2019, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 14, "Commitments and Contingencies."
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2019	383	$17.72	—	$119,788,435
May 1 through May 31, 2019	233	17.45	—	119,788,435
June 1 through June 30, 2019	72	16.40	—	119,788,435
Total	688	$17.49	—

(1)
All of the 688 shares purchased during the three-month period ended June 30, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

(2)
On July 29, 2015, the Company's Board of Directors approved a new share repurchase program providing for the repurchase of up to $150 million of the Company's common stock, which, following extensions, was scheduled to expire on July 29, 2019. On July 24, 2019, our Board of Directors extended the share repurchase program for one year to July 29, 2020.

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

3.2	—	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 8, 2019 (File No. 001-16337)).

3.3	—
Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 30, 2001 (File No. 001-16337)).

10.1*	—	Form of Non-Employee Director Restricted Stock Agreement under the Company's 2018 Equity Participation Plan.

10.2*	—	Form of Performance Award Agreement under the Company's 2018 Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------
*        Filed herewith.
**      Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	July 29, 2019	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)