Form 10-Q
period 2019-09-30
OIL STATES INTERNATIONAL, INC
filed 2019-10-28
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 21, 2019, the number of shares of common stock outstanding was 60,502,803.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Products	$122,067	$120,271	$363,360	$385,279
Services	141,630	154,323	415,633	428,736
	263,697	274,594	778,993	814,015

Costs and expenses:
Product costs	90,796	87,822	275,353	276,122
Service costs	110,294	127,836	333,727	342,829
Cost of revenues (exclusive of depreciation and amortization expense presented below)	201,090	215,658	609,080	618,951
Selling, general and administrative expense	31,935	32,285	93,527	102,399
Depreciation and amortization expense	31,366	30,586	94,800	90,698
Impairment of fixed assets	33,697	—	33,697	—
Other operating (income) expense, net	519	(213)	34	(2,097)
	298,607	278,316	831,138	809,951
Operating income (loss)	(34,910)	(3,722)	(52,145)	4,064

Interest expense, net	(4,352)	(4,843)	(13,721)	(14,087)
Other income, net	1,190	709	2,866	1,927
Loss before income taxes	(38,072)	(7,856)	(63,000)	(8,096)
Income tax benefit	6,204	3,837	6,744	3,327
Net loss	$(31,868)	$(4,019)	$(56,256)	$(4,769)

Net loss per share:
Basic	$(0.54)	$(0.07)	$(0.95)	$(0.08)
Diluted	(0.54)	(0.07)	(0.95)	(0.08)

Weighted average number of common shares outstanding:
Basic	59,423	59,026	59,362	58,606
Diluted	59,423	59,026	59,362	58,606

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(31,868)	$(4,019)	$(56,256)	$(4,769)

Other comprehensive loss:
Currency translation adjustments	(5,672)	(2,539)	(5,535)	(11,238)
Comprehensive loss	$(37,540)	$(6,558)	$(61,791)	$(16,007)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,655	$19,316
Accounts receivable, net	256,387	283,607
Inventories, net	215,558	209,393
Prepaid expenses and other current assets	18,802	21,715
Total current assets	505,402	534,031

Property, plant, and equipment, net	470,983	540,427
Operating lease assets, net	45,497	—
Goodwill, net	646,744	647,018
Other intangible assets, net	236,159	255,301
Other noncurrent assets	29,179	27,044
Total assets	$1,933,964	$2,003,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$25,591	$25,561
Accounts payable	78,511	77,511
Accrued liabilities	59,988	60,730
Current operating lease liabilities	8,557	—
Income taxes payable	5,385	3,072
Deferred revenue	25,888	14,160
Total current liabilities	203,920	181,034

Long-term debt	239,596	306,177
Long-term operating lease liabilities	37,230	—
Deferred income taxes	41,604	53,831
Other noncurrent liabilities	25,270	23,011
Total liabilities	547,620	564,053

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 72,548,151 shares and 71,753,937 shares issued, respectively	726	718
Additional paid-in capital	1,110,572	1,097,758
Retained earnings	973,262	1,029,518
Accumulated other comprehensive loss	(76,932)	(71,397)
Treasury stock, at cost, 12,045,065 and 11,784,242 shares, respectively	(621,284)	(616,829)
Total stockholders' equity	1,386,344	1,439,768
Total liabilities and stockholders' equity	$1,933,964	$2,003,821

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2019	$726	$1,106,340	$1,005,130	$(71,260)	$(621,208)	$1,419,728
Net loss	—	—	(31,868)	—	—	(31,868)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(4,448)	—	(4,448)
Currency translation adjustments on intercompany advances	—	—	—	(1,224)	—	(1,224)
Stock-based compensation expense:
Restricted stock	—	4,232	—	—	—	4,232
Stock options	—	—	—	—	—	—
Stock repurchases	—	—	—	—	—	—
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(76)	(76)
Balance, September 30, 2019	$726	$1,110,572	$973,262	$(76,932)	$(621,284)	$1,386,344

Nine Months Ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2018	$718	$1,097,758	$1,029,518	$(71,397)	$(616,829)	$1,439,768
Net loss	—	—	(56,256)	—	—	(56,256)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(4,841)	—	(4,841)
Currency translation adjustments on intercompany advances	—	—	—	(694)	—	(694)
Stock-based compensation expense:
Restricted stock	8	12,761	—	—	—	12,769
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,698)	(3,698)
Balance, September 30, 2019	$726	$1,110,572	$973,262	$(76,932)	$(621,284)	$1,386,344

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2018	$718	$1,085,927	$1,047,873	$(67,192)	$(616,673)	$1,450,653
Net loss	—	—	(4,019)	—	—	(4,019)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(2,915)	—	(2,915)
Currency translation adjustments on intercompany advances	—	—	—	376	—	376
Stock-based compensation expense:
Restricted stock	—	5,597	—	—	—	5,597
Stock options	—	96	—	—	—	96
Issuance of common stock in connection with GEODynamics acquisition	—	—	—	—	—	—
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	43	—	—	—	43
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(156)	(156)
Balance, September 30, 2018	$718	$1,091,663	$1,043,854	$(69,731)	$(616,829)	$1,449,675

Nine Months Ended September 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(4,769)	—	—	(4,769)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(9,053)	—	(9,053)
Currency translation adjustments on intercompany advances	—	—	—	(2,185)	—	(2,185)
Stock-based compensation expense:
Restricted stock	4	16,154	—	—	—	16,158
Stock options	—	396	—	—	—	396
Issuance of common stock in connection with GEODynamics acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,683	—	—	—	25,683
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(4,178)	(4,178)
Balance, September 30, 2018	$718	$1,091,663	$1,043,854	$(69,731)	$(616,829)	$1,449,675

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(56,256)	$(4,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	94,800	90,698
Impairment of fixed assets	33,697	—
Stock-based compensation expense	12,822	16,554
Amortization of debt discount and deferred financing costs	5,903	5,504
Deferred income tax provision (benefit)	(11,935)	1,061
Gain on disposals of assets	(2,310)	(5,046)
Other, net	1,216	991
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	24,993	(25,454)
Inventories	(6,867)	(7,867)
Accounts payable and accrued liabilities	3,143	18,311
Income taxes payable	1,948	524
Other operating assets and liabilities, net	14,740	(10,406)
Net cash flows provided by operating activities	115,894	80,101

Cash flows from investing activities:
Capital expenditures	(45,832)	(71,286)
Acquisitions of businesses, net of cash acquired	—	(379,676)
Proceeds from disposition of property, plant and equipment	3,619	1,812
Proceeds from flood insurance claims	—	3,589
Other, net	(1,534)	(1,218)
Net cash flows used in investing activities	(43,747)	(446,779)

Cash flows from financing activities:
Issuance of 1.50% convertible senior notes	—	200,000
Purchase of 1.50% convertible senior notes	(858)	—
Revolving credit facility borrowings	175,306	769,147
Revolving credit facility repayments	(246,450)	(608,565)
Other debt and finance lease repayments, net	(434)	(405)
Payment of financing costs	(18)	(7,368)
Purchase of treasury stock	(757)	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,698)	(4,178)
Net cash flows provided by (used in) financing activities	(76,909)	348,631

Effect of exchange rate changes on cash and cash equivalents	101	849
Net change in cash and cash equivalents	(4,661)	(17,198)
Cash and cash equivalents, beginning of period	19,316	53,459
Cash and cash equivalents, end of period	$14,655	$36,261

Cash paid for:
Interest	$8,378	$7,730
Income taxes, net of refunds	(2,522)	2,369

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
In connection with the adoption of the new standard, the Company recorded $47.7 million of operating lease assets and liabilities as of January 1, 2019. The standard did not materially impact our consolidated statement of operations and had no impact on cash flows. As of September 30, 2019, net operating lease assets and liabilities totaled $45.5 million and $45.8 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Business Acquisitions
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations (the "GEODynamics Acquisition"). Total recorded purchase price consideration was $615.3 million, consisting of (i) $295.4 million in cash (net of cash acquired), which was funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 6, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million based on the share price of $34.05 as of the acquisition closing date) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum. Under the terms of the purchase agreement, the Company is entitled to indemnification in respect of certain matters occurring prior to the acquisition and payments due under the promissory note are subject to set-off, in part or in full, in respect of such indemnified matters. See Note 14, "Commitments and Contingencies."
GEODynamics' results of operations have been included in the Company's financial statements subsequent to the closing of the acquisition on January 12, 2018. The acquired GEODynamics operations are reported as the Downhole Technologies segment. See Note 13, "Segments and Related Information" for further information with respect to the Downhole Technologies segment operations.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon Flowback Services, LLC ("Falcon"), a full service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired). The Falcon acquisition was funded by borrowings under the Company's Revolving Credit Facility. Under the terms of the purchase agreement, the Company is entitled to indemnification in respect of certain matters occurring prior to the acquisition. Falcon's results of operations have been included in the Company's financial statements and have been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.
Transaction-Related Costs
During the first quarter of 2018, the Company expensed transaction-related costs of $2.6 million, which are included in selling, general and administrative expense and in other operating income, net for the nine months ended September 30, 2018.
Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma results of operations data for the nine months ended September 30, 2018 gives pro forma effect to the consummation of the GEODynamics and Falcon acquisitions as if they had occurred on January 1, 2018. The supplemental unaudited pro forma financial information was prepared based on historical financial information, adjusted to give pro forma effect to fair value adjustments on depreciation and amortization expense, interest expense, and related tax effects, among others. The pro forma results for the nine months ended September 30, 2018 also reflect adjustments to exclude the after-tax impact of transaction costs totaling $2.0 million. The supplemental unaudited pro forma financial information may not reflect what the results of the combined operations would have been had the acquisitions occurred on January 1, 2018. As such, it is presented for informational purposes only (in thousands, except per share amount).

Nine Months Ended September 30, 2018
Revenue	$840,639
Net loss	$(2,269)
Diluted net loss per share	$(0.04)
Diluted weighted average common shares outstanding	59,132

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

4.	Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts at September 30, 2019 and December 31, 2018 is presented below (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, net:
Trade	$206,574	$227,052
Unbilled revenue	36,856	35,674
Contract assets	16,364	21,201
Other	3,564	6,381
Total accounts receivable	263,358	290,308
Allowance for doubtful accounts	(6,971)	(6,701)
	$256,387	$283,607

	September 30, 2019	December 31, 2018
Deferred revenue (contract liabilities)	$25,888	$14,160

For the nine months ended September 30, 2019, the $4.8 million net decrease in contract assets was primarily attributable to $19.8 million transferred to accounts receivable, which was partially offset by $15.2 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $11.7 million in 2019, primarily reflecting $19.0 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $7.2 million of revenue that was deferred at the beginning of the period.

	September 30, 2019	December 31, 2018
Inventories, net:
Finished goods and purchased products	$107,388	$96,195
Work in process	23,218	20,552
Raw materials	103,922	111,197
Total inventories	234,528	227,944
Allowance for excess or obsolete inventory	(18,970)	(18,551)
	$215,558	$209,393

	Estimated Useful Life (years)			September 30, 2019	December 31, 2018
Property, plant and equipment, net:
Land				$36,802	$37,545
Buildings and leasehold improvements	2	–	40	261,772	259,834
Machinery and equipment	1	–	28	241,322	483,629
Completion Services equipment	2	–	10	509,340	492,183
Office furniture and equipment	3	–	10	44,665	43,654
Vehicles	2	–	10	104,053	122,982
Construction in progress				22,615	29,451
Total property, plant and equipment				1,220,569	1,469,278
Accumulated depreciation				(749,586)	(928,851)
				$470,983	$540,427

The Company's industry is highly cyclical, and this cyclicality impacts the determination of whether a decline in value of the Company's long-lived assets, including fixed assets, definite-lived intangible assets, and/or goodwill has occurred. The Company is required to periodically review the long-lived assets and goodwill of its reporting units for potential impairment in value if circumstances, some of which are beyond the Company's control, indicate that the carrying amounts will not be recoverable.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

In this regard, the Company made the strategic decision to reduce the scope of its Drilling Services business unit (with plans to adjust from 34 rigs to 9 rigs) during the third quarter of 2019 due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market, particularly the Permian Basin. As a result of this decision, the carrying value of 25 rigs which will be decommissioned or sold was reduced to their estimated salvage value, resulting in the recognition of a $25.5 million non-cash impairment charge. Additionally, indicators of impairment were identified for the remaining rigs which the Company plans to continue operating. The Company performed a fair value assessment on the remaining drilling rigs and recognized an additional non-cash impairment charge of $8.2 million (a Level 3 fair value measurement). This fixed asset impairment charge was based in part on the estimated future cash flows that these assets are projected to generate (income approach), which included unobservable inputs that required significant judgments including projected day rates and costs, rig utilization and remaining economic useful life. The income approach was also weighted with a market approach, which included estimates of the selling price for each drilling rig, resulting in a fair value measurement of $4.9 million. These non-cash charges totaling $33.7 million are reported in the Drilling Services business and are separately presented in the consolidated statement of operations. In connection with this fixed asset impairment and as reflected in the preceding table, the cost basis of drilling rigs (included in machinery and equipment) and other fixed assets, along with related accumulated depreciation, were both reduced by a total of $257.8 million as of September 30, 2019.

	September 30, 2019	December 31, 2018
Other noncurrent assets:
Deferred compensation plan	$22,784	$20,468
Deferred income taxes	700	761
Other	5,695	5,815
	$29,179	$27,044

	September 30, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$28,846	$29,867
Insurance liabilities	9,992	9,177
Accrued taxes, other than income taxes	9,148	4,530
Accrued commissions	1,448	1,484
Other	10,554	15,672
	$59,988	$60,730

Goodwill:	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2018
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,462	$764,313
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	127,054	—	127,054	357,502	162,462	647,018
Foreign currency translation	—	—	—	—	(274)	(274)
Balance as of September 30, 2019	$127,054	$—	$127,054	$357,502	$162,188	$646,744

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets:	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,257	$41,512	$126,745	$167,811	$33,247	$134,564
Patents/Technology/Know-how	85,487	29,146	56,341	84,903	23,418	61,485
Noncompete agreements	17,082	9,724	7,358	18,705	7,544	11,161
Tradenames and other	53,708	7,993	45,715	53,708	5,617	48,091
	$324,534	$88,375	$236,159	$325,127	$69,826	$255,301

For the three months ended September 30, 2019 and 2018, amortization expense was $6.8 million and $6.4 million, respectively. Amortization expense was $20.3 million and $18.4 million for the nine months ended September 30, 2019 and 2018, respectively.
The Company performed a qualitative assessment of definite-lived intangible assets and goodwill at September 30, 2019 and concluded that no further impairment evaluation was required. As a result, no additional impairments were recorded in the third quarter of 2019. Should, among other events and circumstances, global economic and industry conditions deteriorate, the outlook for future operating results and cash flow for any of the Company's reporting units decline, income tax rates increase or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company's market capitalization experience a material, sustained decline below its book value, the Company may need to recognize additional impairment losses in future periods.

5.	Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerators:
Net loss	$(31,868)	$(4,019)	$(56,256)	$(4,769)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(31,868)	(4,019)	(56,256)	(4,769)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(31,868)	$(4,019)	$(56,256)	$(4,769)

Denominators:
Weighted average number of common shares outstanding	60,493	59,977	60,400	59,585
Less: Weighted average number of unvested restricted stock awards outstanding	(1,070)	(951)	(1,038)	(979)
Denominator for basic and diluted net loss per share	59,423	59,026	59,362	58,606

Net loss per share:
Basic	$(0.54)	$(0.07)	$(0.95)	$(0.08)
Diluted	(0.54)	(0.07)	(0.95)	(0.08)

The calculation of diluted net loss per share for the three and nine months ended September 30, 2019 excluded 643 thousand shares and 665 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2018 excluded 694 thousand shares and 696 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and therefore excluded for the three and nine months ended September 30, 2019 and 2018, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

6.	Long-term Debt
As of September 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility(1)	$63,436	$134,096
1.50% convertible senior notes(2)	171,645	167,102
Promissory note	25,000	25,000
Other debt and finance lease obligations	5,106	5,540
Total debt	265,187	331,738
Less: Current portion	(25,591)	(25,561)
Total long-term debt	$239,596	$306,177
____________________

(1)	Presented net of $1.6 million and $2.0 million of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively.

(2)	The outstanding principal amount of the 1.50% convertible senior notes was $199.0 million and $200.0 million as of September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019, the Company had $65.0 million of borrowings outstanding under the Credit Agreement and $22.6 million of outstanding letters of credit, leaving $139.1 million available to be drawn. The total amount available to be drawn under our Revolving Credit Facility was less than the lender commitments as of September 30, 2019, due to limits imposed by maintenance covenants in the Credit Agreement.
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
The Credit Agreement contains customary financial covenants and restrictions. Specifically, the Company must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 3.75 to 1.0. The financial covenants give pro forma effect to acquired businesses and the annualization of EBITDA for acquired businesses.
Each of the factors considered in the calculation of these ratios are defined in the Credit Agreement. Consolidated EBITDA and consolidated interest, as defined, exclude goodwill and fixed asset impairments, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

As of September 30, 2019, the Company was in compliance with its debt covenants.
1.50% Convertible Senior Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the Notes, after deducting issuance costs, were approximately $194 million, which were used by the Company to repay a portion of the outstanding borrowings under the Revolving Credit Facility during the first quarter of 2018.
During the third quarter of 2019, the Company repurchased $1.0 million in principal amount of the outstanding Notes for $0.9 million, which approximated the net carrying amount of the related liability.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0%, which is greater than the cash interest payments the Company is obligated to pay on the Notes. Recorded interest expense associated with the Notes for the three and nine months ended September 30, 2019 was $2.6 million and $7.7 million, respectively, while the related contractual cash interest expense totaled $0.8 million and $2.3 million, respectively. Recorded interest expense associated with the Notes for the three and nine months ended September 30, 2018 was $2.5 million and $6.6 million, respectively, while the related contractual cash interest expense totaled $0.8 million and $2.0 million, respectively.
The following table presents the carrying amount of the Notes in the consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of the liability component	$199,000	$200,000
Less: Unamortized discount	23,919	28,825
Less: Unamortized issuance costs	3,436	4,073
Net carrying amount of the liability	$171,645	$167,102

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture. The Company's intent is to repay the principal amount of the Notes in cash and the conversion feature, if payable, in shares of the Company's common stock.
Noteholders may convert their Notes, at their option, only in the following circumstances: (1) if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the Indenture; or (4) if the Company calls the Notes for redemption, or at any time from, and including, November 15, 2022 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.

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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the Indenture. As of September 30, 2019, none of the conditions allowing holders of the Notes to convert, or requiring the Company to repurchase the Notes, had been met.
Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set off, in part or in full, against certain indemnification claims related to matters occurring prior to the Company's acquisition of GEODynamics. As more fully described in Note 14, "Commitments and Contingencies," the Company has provided notice to and asserted an indemnification claim against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of the indemnity claim. The Company expects that the amount ultimately paid in respect of such note may be reduced as a result of this indemnification claim.

7.	Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of September 30, 2019 and December 31, 2018 was approximately $170 million and $166 million, respectively, based on quoted market prices (a Level 1 fair value measurement), which compares to the $199 million in principal amount of the Notes.

8.	Leases
The Company leases a portion of its facilities, office space, equipment and vehicles. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of September 30, 2019. Substantially all of the Company's future lease obligations are related to operating leases. Consistent with the Company's historical practice, finance (capital) lease obligations, which totaled $0.6 million as of September 30, 2019, are classified within long-term debt while related assets are included within property, plant and equipment.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following tables summarize the financial statement information regarding of the Company's operating leases for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense components:
Leases with initial term of greater than 12 months	$3,032	$9,006
Leases with initial term of 12 months or less	1,576	4,228
	$4,608	$13,234

Operating lease assets obtained in exchange for operating lease liabilities:
Upon adoption of standard (January 1, 2019)		$47,721
Subsequent to adoption of standard		5,865
Non-cash operating lease additions		$53,586

The following table provides the maturities of operating lease liabilities as of September 30, 2019 (in thousands):

Operating Leases
2019 (less nine months ended September 30)	$2,819
2020	10,060
2021	8,295
2022	6,177
2023	5,182
After 2023	22,621
Total lease payments	55,154
Less: Imputed interest	(9,367)
Present value of operating lease liabilities	45,787
Less: Current portion	(8,557)
Total long-term operating lease liabilities	$37,230
Weighted-average remaining lease term (years)	7.5
Weighted-average discount rate	5.0%

9.	Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2019:

Shares of common stock outstanding – December 31, 2018	59,969,695
Restricted stock awards, net of forfeitures	794,214
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(210,023)
Purchase of treasury stock	(50,800)
Shares of common stock outstanding – September 30, 2019	60,503,086

As of September 30, 2019 and December 31, 2018, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On July 29, 2015, the Company's Board of Directors approved a share repurchase program providing for the repurchase of up to $150.0 million of the Company's common stock, which, following extensions, was scheduled to expire on July 29, 2019. On July 24, 2019, the Company's Board of Directors extended the share repurchase program for one year to July 29, 2020. During the first nine months of 2019, the Company repurchased approximately 51 thousand shares of common stock under the program. The amount remaining under the Company's share repurchase authorization as of September 30, 2019 was $119.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $71.4 million at December 31, 2018 to $76.9 million at September 30, 2019, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments. For the nine months ended September 30, 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of September 30, 2019, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 4% and 7%, respectively, compared to the exchange rate at December 31, 2018, contributing to other comprehensive loss of $5.5 million reported for the nine months ended September 30, 2019. During the first nine months of 2018, the exchange rates for the British pound and the Brazilian real weakened by 4% and 17%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $11.2 million.

11.	Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the nine months ended September 30, 2019.

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2018	681,894	929,554	227,124
Granted	—	701,671	76,793
Vested/Exercised	—	(551,296)	(105,988)
Forfeited	(46,381)	(13,445)	—
Outstanding – September 30, 2019	635,513	1,066,484	197,929
Weighted average grant date fair value (2019 awards)	$—	$17.64	$17.58

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
During the first quarters of 2019 and 2018, the Company issued conditional long-term cash incentive awards ("Cash Awards") of approximately $1.3 million each year, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $2.7 million for each Cash Award. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2019 Cash Awards is limited to their targeted award value ($1.3 million) if the Company's total stockholder return is negative over the performance period. The obligation related to the Cash Awards is classified as a liability and recognized over the vesting period.
Stock-based compensation pre-tax expense recognized in the three and nine months ended September 30, 2019 totaled $4.2 million and $12.8 million, respectively. Stock-based compensation pre-tax expense recognized in the three and nine months ended September 30, 2018 totaled $5.7 million and $16.6 million, respectively. As of September 30, 2019, there was $18.6 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

12.	Income Taxes
The income tax benefit for the three and nine month periods ended September 30, 2019 was calculated using a discrete approach. This methodology was used because minor changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2019, the Company's income tax benefit was $6.2 million, or 16.3% of pre-tax losses. For the nine months ended September 30, 2019, the Company's income tax benefit was $6.7 million, or 10.7% of pre-tax losses. This compares to an income tax benefit of $3.8 million, or 48.8% of pre-tax losses, and an income tax benefit of $3.3 million, or 41.1% of pre-tax losses, for the three and nine months ended September 30, 2018, respectively. The effective tax rate benefit for the three and nine months ended September 30, 2019 was below the U.S. statutory rate primarily due to certain non-deductible expenses.

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
Financial information by business segment for the three and nine months ended September 30, 2019 and 2018 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2019
Well Site Services –
Completion Services	$103,966	$17,024	$1,719	$6,088	$496,684
Drilling Services(1)	12,034	3,164	(36,495)	538	21,464
Total Well Site Services	116,000	20,188	(34,776)	6,626	518,148
Downhole Technologies	42,882	5,309	659	4,045	700,789
Offshore/Manufactured Products	104,815	5,680	11,139	3,147	673,947
Corporate	—	189	(11,932)	437	41,080
Total	$263,697	$31,366	$(34,910)	$14,255	$1,933,964

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2018
Well Site Services –
Completion Services	$111,669	$16,884	$(3,271)	$17,915	$540,203
Drilling Services	16,920	3,479	(2,206)	2,711	68,444
Total Well Site Services	128,589	20,363	(5,477)	20,626	608,647
Downhole Technologies	56,571	4,582	6,485	8,727	691,974
Offshore/Manufactured Products	89,434	5,426	7,069	3,475	703,203
Corporate	—	215	(11,799)	197	40,972
Total	$274,594	$30,586	$(3,722)	$33,025	$2,044,796

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine months ended September 30, 2019
Well Site Services –
Completion Services	$307,928	$51,558	$(2,282)	$24,971	$496,684
Drilling Services(1)	32,430	9,729	(43,655)	2,452	21,464
Total Well Site Services	340,358	61,287	(45,937)	27,423	518,148
Downhole Technologies	143,912	15,631	3,251	11,121	700,789
Offshore/Manufactured Products	294,723	17,240	26,207	6,413	673,947
Corporate	—	642	(35,666)	875	41,080
Total	$778,993	$94,800	$(52,145)	$45,832	$1,933,964

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine months ended September 30, 2018
Well Site Services –
Completion Services	$302,877	$49,082	$(6,538)	$40,430	$540,203
Drilling Services	51,235	10,898	(7,474)	5,737	68,444
Total Well Site Services	354,112	59,980	(14,012)	46,167	608,647
Downhole Technologies	161,626	12,998	26,139	13,793	691,974
Offshore/Manufactured Products	298,277	17,026	32,185	10,606	703,203
Corporate	—	694	(40,248)	720	40,972
Total	$814,015	$90,698	$4,064	$71,286	$2,044,796

________________

(1)	Operating loss for the Drilling Services business includes a non-cash fixed asset impairment charge of $33.7 million. See Note 4, “Details of Selected Balance Sheet Accounts,” for further discussion.
No customer individually accounted for 10% of the Company's consolidated product and service revenue for the nine months ended September 30, 2019 or individually represented 10% of the Company's consolidated total accounts receivable as of September 30, 2019. One customer individually accounted for 10% of the Company's consolidated product and service revenue for the nine months ended September 30, 2018 and individually represented 11% of the Company's consolidated total accounts receivable as of December 31, 2018.
The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Three months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$39,474	$22,277	$39,474	$22,277
Short-cycle:
Completion products and services	103,966	111,669	42,882	56,571	26,710	27,463	173,558	195,703
Drilling services	12,034	16,920	—	—	—	—	12,034	16,920
Other products	—	—	—	—	7,988	6,707	7,988	6,707
Total short-cycle	116,000	128,589	42,882	56,571	34,698	34,170	193,580	219,330
Other products and services	—	—	—	—	30,643	32,987	30,643	32,987
	$116,000	$128,589	$42,882	$56,571	$104,815	$89,434	$263,697	$274,594

Percentage of total revenue by type -
Products	—%	—%	98%	98%	77%	73%	46%	44%
Services	100%	100%	2%	2%	23%	27%	54%	56%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Nine months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$105,236	$98,301	$105,236	$98,301
Short-cycle:
Completion products and services	307,928	302,877	143,912	161,626	80,250	90,218	532,090	554,721
Drilling services	32,430	51,235	—	—	—	—	32,430	51,235
Other products	—	—	—	—	21,472	21,718	21,472	21,718
Total short-cycle	340,358	354,112	143,912	161,626	101,722	111,936	585,992	627,674
Other products and services	—	—	—	—	87,765	88,040	87,765	88,040
	$340,358	$354,112	$143,912	$161,626	$294,723	$298,277	$778,993	$814,015

Percentage of total revenue by type -
Products	—%	—%	97%	98%	76%	76%	47%	47%
Services	100%	100%	3%	2%	24%	24%	53%	53%

Revenues from products and services transferred to customers over time accounted for approximately 67% and 69% of consolidated revenues for the nine months ended September 30, 2019 and 2018, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2019, the Company had $174 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 13% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2019, with an additional 55% in 2020 and the balance thereafter.

14.	Commitments and Contingencies
Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade in March 2018. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the GEODynamics Acquisition, the seller agreed to indemnify and hold the Company harmless against certain claims related to matters such as this, and the Company has provided notice to and asserted an indemnification claim against the seller. Additionally, the Company is able to set-off payments due under the $25.0 million promissory note (see Note 6, "Long-term Debt") issued to the seller of GEODynamics in respect of indemnification claims. Such note was scheduled to mature on July 12, 2019, but, because the Company has provided notice to and asserted an indemnification claim, the maturity date of the note is extended until the resolution of such claim. The Company expects that the amount ultimately paid in respect of such note may be reduced as a result of this indemnification claim.
Additionally, in the ordinary course of conducting its business, the Company may become party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of the Company's products or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses (including GEODynamics and Falcon), and some relate to businesses the Company has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses and, in other cases, the Company has indemnified the buyers of businesses. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

15.	Related Party Transactions
GEODynamics historically leased certain land and facilities from an equity holder and employee of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. The Company exercised its option to purchase the most significant facilities and associated land for approximately $5.4 million in September 2018. Rent expense related to leases with this employee for the three and nine months ended September 30, 2019 totaled $44 thousand and $113 thousand, respectively. Rent expense related to leases with this employee for the three months ended September 30, 2018 and the period from January 12, 2018 through September 30, 2018 totaled $96 thousand and $316 thousand, respectively.
Additionally, in 2019 GEODynamics purchased products from and sold products to a company in which this employee is an investor. Purchases from this company were $0.4 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. Sales to this company by GEODynamics were $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively.

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
Our consolidated results of operations include contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 (discussed below). Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments weighted toward U.S. shale play regions. However, in 2019, we are beginning to see a general improvement in the level of planned investments in deepwater markets globally.
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
During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (with plans to adjust from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the business' fixed assets to their estimated fair value.
See Note 3, "Business Acquisitions," Note 4, "Details of Selected Balance Sheet Accounts," and Note 6, "Long-term Debt" to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q for further discussion of these recent developments.

Macroeconomic Environment
The macroeconomic environment for the energy sector has been and continues to be extremely volatile. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and continued into 2016. In response to weakening crude oil prices, the Organization of Petroleum Exporting Countries ("OPEC"), along with Russia, agreed to reduce crude oil production in late 2016 in an effort to re-balance supply and demand. Crude oil prices began to improve in the second half of 2017, which carried into 2018. During 2018, crude oil prices rose to their highest levels since the beginning of the downturn, improving our customers' cash flow and potentially driving them to invest additional capital to increase their production. Additionally, advancements in technologies and improved operating efficiencies have allowed the U.S. exploration and production industry to lower the breakeven price of oil and gas production. During 2017 and 2018, rising crude oil prices rapidly translated into increased U.S. land oriented drilling and completion activity in areas of concentration such as the Permian Basin, which led to record high domestic production. The U.S. Energy Information Administration estimates that U.S. crude oil production averaged 11.0 million barrels per day in 2018, up approximately 17% from the 2017 average, reaching its highest level, experiencing the largest volume growth on record and accounting for approximately 60% of global demand growth over the period. However, during the fourth quarter of 2018, crude oil prices declined approximately 40%, due in part to higher than expected supply growth from the United States, Russia and Saudi Arabia, as well as slowing of global demand growth. In response to the precipitous decline in crude oil prices, OPEC and Russia agreed to reduce production and the Canadian government mandated a production shut‑in in December of 2018. In July 2019, OPEC and Russia agreed to extend these production cuts through March 2020.
After declining materially in the fourth quarter of 2018, Brent and West Texas Intermediate ("WTI") crude oil prices closed at $51 and $45 per barrel, respectively, on December 31, 2018. Subsequent to year-end 2018, Brent and WTI crude oil prices increased to $61 and $54 per barrel, respectively, as of September 30, 2019. Additionally, during the first quarter of 2019, the pricing differential for WTI crude oil between Cushing, Oklahoma and Midland, Texas was effectively eliminated due to improvements in pipeline takeaway capacity from the Permian Basin, providing operators in the region with increased cash flows. While the commodity price environment has improved in 2019 relative to December of 2018, the crude oil price outlook and associated volatility continues to have a moderating impact on our customers' operating results and capital spending plans, particularly those operating in the U.S. shale play regions. The U.S. rig count at September 30, 2019 of 860 rigs has fallen 21% since the most recent peak of 1,083 rigs in December 2018.
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
There remains a degree of risk that crude oil prices could remain highly volatile due to increases in global inventory levels, increasing domestic or international crude oil production, trade tensions with China, sanctions on Iranian production and tensions with Iran, civil unrest in Libya and Venezuela, increasing price differentials between markets, slowing growth rates in China and other global regions, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Conversely, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Customer spending in the natural gas shale plays has been limited due to natural gas production from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.

Recent WTI, Brent crude oil and natural gas pricing trends are as follows:

		Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year		March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2019		$54.82	$59.88	$56.34
2018	(2)	$62.91	$68.07	$69.70	$59.97	$65.25
2017		$51.62	$48.13	$48.18	$55.27	$50.80
Brent Crude (per bbl)
2019		$63.10	$69.01	$61.95
2018	(2)	$66.86	$74.53	$75.08	$68.76	$71.32
2017		$53.59	$49.55	$52.10	$61.40	$54.12
Henry Hub Natural Gas (per mmBtu)
2019		$2.92	$2.57	$2.38
2018		$3.08	$2.85	$2.93	$3.77	$3.15
2017		$3.02	$3.08	$2.95	$2.90	$2.99

(1)
Source: U.S. Energy Information Administration. As of October 24, 2019, WTI crude oil, Brent crude oil and natural gas traded at approximately $56.11 per barrel, $61.71 per barrel and $2.33 per mmBtu, respectively.

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

Overview
Our Well Site Services segment provides completion services in the United States (including the Gulf of Mexico) and the rest of the world and, to a much lesser extent, land drilling services in the United States. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations.
Within this segment, our Completion Services business (which includes the Falcon operations we acquired in February 2018) supplies equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the Completion Services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity in the areas of operations mentioned above. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells. Similarly, demand for our Drilling Services operations has historically been driven by activity in our primary land drilling markets of the Permian Basin in West Texas and the U.S. Rocky Mountain area. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (with plans to adjust from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. Prospectively, the operations will primarily focus on serving operators in the Rocky Mountain region. See Note 4, "Details of Selected Balance Sheet Accounts."
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average U.S. drilling rig count
Land – Oil	733	848	782	814
Land – Natural gas and other	160	181	177	184
Offshore	27	22	25	21
Total	920	1,051	984	1,019
Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in U.S. shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2019, oil-directed drilling accounted for 83% of the total U.S. rig count – with the balance largely natural gas related. The average U.S. rig count for the three months ended September 30, 2019 decreased by 131 rigs, or 12%, compared to the average for the three months ended September 30, 2018.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers' capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as "project-driven products"). For the first nine months of 2019, these activities only represent approximately 36% of the segment's revenue. This segment is particularly influenced by global deepwater drilling and production spending, which are driven largely by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the longer lead times associated with field development, we believe some of these deepwater projects, once approved for development, are therefore less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the decline in crude oil prices that began in 2014 and continued into 2016, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements, caused exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Customers have focused on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. As a result, our bookings declined over this period, leading to substantially reduced backlog in 2018, and lower levels of project-driven revenue in 2018 relative to prior years. During 2019, we have experienced higher bidding and quoting activity in this segment, leading to an improved outlook.
Our Offshore/Manufactured Products segment revenues and operating income declined at a slower pace during 2015 and 2016 than our Well Site Services segment given the high levels of backlog that existed at the beginning of 2015. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued after 2014, albeit at a substantially slower pace. Reflecting the impact of customer (both IOCs and NOCs) delays and deferrals in approving major, capital intensive projects in light of the prolonged low commodity price environment, backlog in our Offshore/Manufactured Products segment decreased from $599 million at June 30, 2014 to $179 million at December 31, 2018. However, deepwater project award potential appears to be improving despite commodity price volatility. During the first nine months of 2019, backlog increased $114 million, totaling $293 million at September 30, 2019 – the highest level recorded since the first quarter of 2016. The segment received four notable orders during the first nine months of 2019 for production facility content destined for South America and Southeast Asia, as well as connector products destined for the Middle East and military products for the United States. The following table sets forth reported backlog for our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2019	$234	$283	$293
2018	$157	$165	$175	$179
2017	$204	$202	$198	$168
2016	$306	$268	$203	$199
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services, has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the current pricing environment for crude oil does not continue to improve, or declines further, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
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

Selected Financial Data
Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Revenues
Products	$122,067	$120,271	$1,796	$363,360	$385,279	$(21,919)
Services	141,630	154,323	(12,693)	415,633	428,736	(13,103)
	263,697	274,594	(10,897)	778,993	814,015	(35,022)
Costs and expenses:
Product costs	90,796	87,822	2,974	275,353	276,122	(769)
Service costs	110,294	127,836	(17,542)	333,727	342,829	(9,102)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	201,090	215,658	(14,568)	609,080	618,951	(9,871)
Selling, general and administrative expenses	31,935	32,285	(350)	93,527	102,399	(8,872)
Depreciation and amortization expense	31,366	30,586	780	94,800	90,698	4,102
Impairment of fixed assets(1)	33,697	—	33,697	33,697	—	33,697
Other operating (income) expense, net	519	(213)	732	34	(2,097)	2,131
	298,607	278,316	20,291	831,138	809,951	21,187
Operating income (loss)	(34,910)	(3,722)	(31,188)	(52,145)	4,064	(56,209)
Interest expense, net	(4,352)	(4,843)	491	(13,721)	(14,087)	366
Other income	1,190	709	481	2,866	1,927	939
Loss before income taxes	(38,072)	(7,856)	(30,216)	(63,000)	(8,096)	(54,904)
Income tax benefit	6,204	3,837	2,367	6,744	3,327	3,417
Net loss	$(31,868)	$(4,019)	$(27,849)	$(56,256)	$(4,769)	$(51,487)

Net loss per share:
Basic	$(0.54)	$(0.07)		$(0.95)	$(0.08)
Diluted	(0.54)	(0.07)		(0.95)	(0.08)

Weighted average number of common shares outstanding:
Basic	59,423	59,026		59,362	58,606
Diluted	59,423	59,026		59,362	58,606
_____________

(1)
Operating loss for the Drilling Services business includes a non-cash fixed asset impairment charge of $33.7 million for the three and nine months ended September 30, 2019. See Note 4, "Details of Selected Balance Sheet Accounts," to the condensed consolidated financial statements for further discussion.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three and nine months ended September 30, 2019 and 2018 is summarized below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Revenues
Well Site Services -
Completion Services	$103,966	$111,669	$(7,703)	$307,928	$302,877	$5,051
Drilling Services	12,034	16,920	(4,886)	32,430	51,235	(18,805)
Total Well Site Services	116,000	128,589	(12,589)	340,358	354,112	(13,754)
Downhole Technologies	42,882	56,571	(13,689)	143,912	161,626	(17,714)
Offshore/Manufactured Products	104,815	89,434	15,381	294,723	298,277	(3,554)
Total	$263,697	$274,594	$(10,897)	$778,993	$814,015	$(35,022)

Operating income (loss)
Well Site Services -
Completion Services	$1,719	$(3,271)	$4,990	$(2,282)	$(6,538)	$4,256
Drilling Services(1)	(36,495)	(2,206)	(34,289)	(43,655)	(7,474)	(36,181)
Total Well Site Services	(34,776)	(5,477)	(29,299)	(45,937)	(14,012)	(31,925)
Downhole Technologies	659	6,485	(5,826)	3,251	26,139	(22,888)
Offshore/Manufactured Products	11,139	7,069	4,070	26,207	32,185	(5,978)
Corporate	(11,932)	(11,799)	(133)	(35,666)	(40,248)	4,582
Total	$(34,910)	$(3,722)	$(31,188)	$(52,145)	$4,064	$(56,209)

Operating income (loss) as a percentage of revenues(2)
Well Site Services -
Completion Services	2%	(3)%	(1)%	(2)%
Drilling Services	(303)%	(13)%	(135)%	(15)%
Total Well Site Services	(30)%	(4)%	(13)%	(4)%
Downhole Technologies	2%	11%	2%	16%
Offshore/Manufactured Products	11%	8%	9%	11%
Total	(13)%	(1)%	(7)%	—%
_____________

(1)
Operating loss for the Drilling Services business includes a non-cash fixed asset impairment charge of $33.7 million for the three and nine months ended September 30, 2019. See Note 4, "Details of Selected Balance Sheet Accounts," to the condensed consolidated financial statements for further discussion.

(2)	Operating margin is defined as operating income (loss) divided by revenues.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Consolidated Operating Results
We reported a net loss for the three months ended September 30, 2019 of $31.9 million, or $0.54 per diluted share, which included a non-cash fixed asset impairment charge of $33.7 million ($26.6 million after-tax, or $0.45 per diluted share) and $0.7 million ($0.5 million after-tax, or $0.01 per diluted share) of severance and downsizing costs. These results compare to a net loss for the three months ended September 30, 2018 of $4.0 million, or $0.07 per diluted share, which included $3.5 million ($2.8 million after-tax, or $0.05 per diluted share) of charges related to legal fees incurred for patent defense and a $2.6 million provision ($2.1 million after-tax, or $0.03 per diluted share) for prior years' Fair Labor Standards Act ("FLSA") claim settlements. Additionally, in the prior-year quarter the Company recognized a $5.8 million ($0.10 per diluted share) income tax benefit related to a change in its provisional estimates with respect to U.S. tax reform legislation.
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
Revenues. Consolidated total revenues in the third quarter of 2019 decreased $10.9 million, or 4%, from the third quarter of 2018. Consolidated product revenues in the third quarter of 2019 increased $1.8 million, or 1%, from the third quarter of 2018, with the impact of higher project-driven product demand in our Offshore/Manufactured Products segment partially offset by lower U.S. land-based customer activity as well as the impact of competitive pricing pressures for conventional perforating products in our Downhole Technologies segment. Consolidated service revenues in the third quarter of 2019 decreased $12.7 million, or 8%, from the third quarter of 2018 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 73% of our consolidated revenues in the third quarter of 2019 were derived from sales of our short-cycle product and service offerings, which compares to 80% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Three months ended September 30	2019	2018	2019	2018	2019	2018	2019	2018
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$39,474	$22,277	$39,474	$22,277
Short-cycle:
Completion products and services	103,966	111,669	42,882	56,571	26,710	27,463	173,558	195,703
Drilling services	12,034	16,920	—	—	—	—	12,034	16,920
Other products	—	—	—	—	7,988	6,707	7,988	6,707
Total short-cycle	116,000	128,589	42,882	56,571	34,698	34,170	193,580	219,330
Other products and services	—	—	—	—	30,643	32,987	30,643	32,987
	$116,000	$128,589	$42,882	$56,571	$104,815	$89,434	$263,697	$274,594

Percentage of total revenue by type -
Products	—%	—%	98%	98%	77%	73%	46%	44%
Services	100%	100%	2%	2%	23%	27%	54%	56%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $14.6 million, or 7%, in the third quarter of 2019 compared to the third quarter of 2018. Consolidated product costs in the third quarter of 2019 increased $3.0 million, or 3%, from the third quarter of 2018 while consolidated product revenues increased 1% from the prior-year period. The year-over-year increase in product costs was driven by the increase in activity levels in the Offshore/Manufactured Products segment, partially offset by the activity-related decrease in product costs in the Downhole Technologies segment during the three months ended September 30, 2019. Consolidated service costs in the third quarter of 2019 decreased $17.5 million, or 14%, from the third quarter of 2018, which included the impact of $2.6 million in expense related to the settlement of FLSA claims arising in prior years which was reported within the Well Site Services segment. The balance of the decline in consolidated service costs is due primarily to the impact of lower activity levels in U.S. shale play regions, partially offset by incremental costs in our Downhole Technologies segment associated with an expansion of field support operations.

Selling, General and Administrative Expense. Selling, general and administrative expense, in the third quarter of 2019 was consistent with expense in the third quarter of 2018. Higher annual incentive plan compensation and bad debt expense reported in the third quarter of 2019 was offset by the non-recurrence of $3.5 million of patent defense costs recorded during the third quarter of 2018.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million, or 3%, in the third quarter of 2019 compared to the prior-year quarter driven primarily by investments in property and equipment over the past twelve months. Note 13, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairment of Fixed Assets. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (with plans to adjust from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the unit’s fixed assets. See Note 4, “Details of Selected Balance Sheet Accounts,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q, for further discussion.
Other Operating (Income) Expense, Net. Other operating (income) expense was relatively consistent between periods, with expense of $0.5 million in the third quarter of 2019 and income of $0.2 million in the third quarter of 2018.
Operating Income (Loss). Our consolidated operating loss was $34.9 million in the third quarter of 2019, which includes the impact of the $33.7 million fixed asset impairment charge discussed above and $0.7 million of severance and downsizing charges. This compares to a consolidated operating loss of $3.7 million in the third quarter of 2018, which included $6.1 million in costs associated with patent defense and settlement of FLSA claims as discussed previously.
Interest Expense, Net. Net interest expense was $4.4 million in the third quarter of 2019, which compares to net interest expense of $4.8 million in the same period of 2018. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the third quarter of 2019 and 2018. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the three months ended September 30, 2019 and 2018.
Income Tax. The income tax benefit for the three months ended September 30, 2019 was calculated using a discrete approach. This methodology was used because minor changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2019, our income tax benefit was $6.2 million, or 16.3% of pre-tax losses. This compares to an income tax benefit of $3.8 million, or 48.8% of pre-tax losses, for the three months ended September 30, 2018. The effective tax rate benefit for the three months ended September 30, 2019 was below the U.S. statutory rate primarily due to certain non-deductible expenses.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net loss and other comprehensive loss. Other comprehensive loss was $5.7 million in the third quarter of 2019 compared to $2.5 million in the third quarter of 2018 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended September 30, 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the third quarters of both 2019 and 2018, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $12.6 million, or 10%, in the third quarter of 2019 compared to the prior-year quarter. Completion Services revenue decreased $7.7 million, or 7%, due to the impact of a decline in U.S. land-based customer completion and production activity following the material decline in commodity prices in the fourth quarter of 2018. Our Drilling Services revenues decreased $4.9 million, or 29%, in the third quarter of 2019 from the third quarter of 2018 due to lower rig utilization.
Operating Loss. Our Well Site Services segment operating loss increased $29.3 million in the third quarter of 2019 from the prior-year period. Reported results for the Well Site Services segment for the third quarter of 2019 included the impact within Drilling Services of the $33.7 million non-cash fixed asset impairment charge discussed previously as well as $0.6 million of incremental reserves for uncollectible accounts receivable due to uncertainties with respect to future collection. Well Site Services segment revenues and cost of services for the third quarter of 2019 decreased 10% and 17%, respectively, from the prior-year quarter, with other costs and expenses remaining relatively consistent. Our Completion Services operating income in the third quarter of 2019 was $1.7 million, compared to an operating loss of $3.3 million in the prior-year quarter, reflecting the impact of lower revenues partially offset by reduced equipment repair, maintenance and rental expense. Additionally, results in the third quarter of 2018 included a $2.6 million charge associated with the additional reserves established for previous FLSA claims. Our Drilling Services operating loss increased $34.3 million in the third quarter of 2019 from the third quarter of 2018 due primarily to the $33.7 million non-cash fixed asset impairment charge discussed previously and a decline in customer activity levels.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $13.7 million, or 24%, in the third quarter of 2019 from the prior-year period due to a decline in U.S. land-based customer completion activity, a shift in sales mix and competitive pricing pressures for certain of its conventional perforating products.
Operating Income. Our Downhole Technologies segment operating income declined $5.8 million in the third quarter of 2019 from the prior-year period due primarily to the decline in revenues coupled with higher product and engineering costs and an expansion of field support operations. Prior-year results included $3.5 million in patent defense costs incurred in the third quarter of 2018.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $15.4 million, or 17%, in the third quarter of 2019 compared to the third quarter of 2018 driven primarily by higher project-driven product demand.
Operating Income. Our Offshore/Manufactured Products segment operating income increased $4.1 million, or 58%, in the third quarter of 2019 compared to the third quarter of 2018 due to the increase in revenues.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued to improve during the third quarter of 2019 with deepwater project awards increasing after several years of reduced award activity. Backlog in our Offshore/Manufactured Products segment increased $10 million from $283 million at June 30, 2019 to total $293 million as of September 30, 2019 – the highest level recorded since the first quarter of 2016. Orders totaled $123 million in the third quarter of 2019 resulting in a book-to-bill ratio of 1.2x.
Corporate
Expenses increased $0.1 million, or 1%, in the third quarter of 2019 from the prior-year period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Consolidated Operating Results
We reported a net loss for the nine months ended September 30, 2019 of $56.3 million, or $0.95 per diluted share, which included a non-cash fixed asset impairment charge of $33.7 million ($26.6 million after-tax, or $0.45 per diluted share) and $2.9 million ($2.3 million after-tax, or $0.04 per diluted share) of severance and downsizing costs. These results compare to a net loss for the nine months ended September 30, 2018 of $4.8 million, or $0.08 per diluted share, which included $5.9 million ($4.7 million after-tax, or $0.08 per diluted share) of charges related to legal fees incurred for patent defense and $3.3 million ($2.6 million after-tax, or $0.04 per diluted share) in provisions for prior years' FLSA claim settlements, $2.6 million ($2.0 million after-tax, or $0.03 per diluted share) of transaction-related expense and $0.8 million ($0.6 million after-tax, or $0.01 per diluted share) of severance. Additionally, during the nine months ended September 30, 2018 the Company recognized a $5.8 million ($0.10 per diluted share) income tax benefit related to a change in its December 2017 provisional estimates with respect to U.S. tax reform legislation.
Our consolidated results of operations include the GEODynamics (Downhole Technologies segment) and Falcon acquisitions completed in the first quarter of 2018. Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments weighted toward U.S. shale play regions. However, in 2019, we are beginning to see a general improvement in the level of planned investments in deepwater markets globally.
Revenues. Consolidated total revenues in the first nine months of 2019 decreased $35.0 million, or 4%, from the first nine months of 2018. Consolidated product revenues in the first nine months of 2019 decreased $21.9 million, or 6%, from the first nine months of 2018, due primarily to lower U.S. land-based customer activity and the impact of competitive pricing pressures for conventional perforating products in our Downhole Technologies segment, partially offset by higher project-driven sales within our Offshore/Manufactured Products segment. Consolidated service revenues in the first nine months of 2019 decreased $13.1 million, or 3%, from the first nine months of 2018, with the impact of lower customer spending in the U.S. shale play regions in the Well Site Services segment partially offset by the impact of two additional months of revenue generated by the Falcon operations (acquired February 28, 2018) in the 2019 period. As can be derived from the following table, 75% of our consolidated revenues in the first nine months of 2019 were derived from sales of our short-cycle product and service offerings, which compares to 77% in the same period in 2018.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Nine months ended September 30	2019	2018	2019	2018	2019	2018	2019	2018
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$105,236	$98,301	$105,236	$98,301
Short-cycle:
Completion products and services	307,928	302,877	143,912	161,626	80,250	90,218	532,090	554,721
Drilling services	32,430	51,235	—	—	—	—	32,430	51,235
Other products	—	—	—	—	21,472	21,718	21,472	21,718
Total short-cycle	340,358	354,112	143,912	161,626	101,722	111,936	585,992	627,674
Other products and services	—	—	—	—	87,765	88,040	87,765	88,040
	$340,358	$354,112	$143,912	$161,626	$294,723	$298,277	$778,993	$814,015

Percentage of total revenue by type -
Products	—%	—%	97%	98%	76%	76%	47%	47%
Services	100%	100%	3%	2%	24%	24%	53%	53%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $9.9 million, or 2%, in the first nine months of 2019 compared to the first nine months of 2018. Consolidated product costs in the first nine months of 2019 were comparable to the level reported in the first nine months of 2018 despite a 6% decrease in product revenue as a result of higher costs within the Downhole Technologies segment. The Downhole Technologies segment experienced an unfavorable shift in product mix, incurred higher product costs and recorded $1.4 million of inventory write-offs due to product design changes during the nine months ended September 30, 2019. Consolidated service costs in the first nine months of 2019 decreased $9.1 million, or 3%, from the first nine months of 2018, which included the impact of $3.3 million in costs associated with the settlement of prior-year FLSA claims. The balance of the decrease in service costs from the 2018 period is due primarily to the activity-driven revenue decline within the Well Site Services segment, partially offset by incremental costs in our Downhole Technologies segment associated with an expansion of field support operations.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $8.9 million, or 9%, in the first nine months of 2019 from the first nine months of 2018. The first nine months of 2018 included $5.9 million of patent defense costs and $0.9 million of transaction-related costs. Excluding these items from the first nine months of 2018, selling, general and administrative expense declined $2.1 million, or 2%, due primarily to a year-over-year reduction in stock-based compensation expense.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.1 million, or 5%, in the first nine months of 2019 compared to the prior-year period reflecting the impact of the GEODynamics and Falcon operations acquired in the first quarter of 2018, which was partially offset by the effect of certain assets becoming fully depreciated. Note 13, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairment of Fixed Assets. During the third quarter of 2019, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the unit’s fixed assets as discussed previously. See Note 4, “Details of Selected Balance Sheet Accounts,” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q, for further discussion.
Other Operating (Income) Expense, Net. Other operating income of $2.1 million in the first nine months of 2018 included a $3.6 million gain recognized upon settlement of a Hurricane Harvey flood insurance claim, partially offset by $1.7 million in transaction-related expenses.
Operating Income (Loss). Our consolidated operating loss was $52.1 million in the first nine months of 2019, which included the impact of the $33.7 million fixed asset impairment charge discussed previously and $2.9 million of severance and downsizing charges. This compares to a consolidated operating income of $4.1 million in the first nine months of 2018, which included the $3.6 million insurance settlement gain discussed previously, offset by $9.2 million of costs associated with patent defense and settlement of FLSA claims and $3.4 million of transaction-related, severance and downsizing charges.
Interest Expense, Net. Net interest expense was $13.7 million in the first nine months of 2019, which is comparable to net interest expense of $14.1 million in the same period of 2018. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the first nine months of 2019 and 2018. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the nine months ended September 30, 2019 and 2018.
Income Tax. The income tax benefit for the nine months ended September 30, 2019 was calculated using a discrete approach. This methodology was used because minor changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the nine months ended September 30, 2019, our income tax benefit was $6.7 million, or 10.7% of pre-tax losses. This compares to an income tax benefit of $3.3 million, or 41.1% of pre-tax losses, for the nine months ended September 30, 2018. The effective tax rate benefit for the nine months ended September 30, 2019 was below the U.S. statutory rate primarily due to certain non-deductible expenses.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net loss and other comprehensive loss. Other comprehensive loss was $5.5 million in the first nine months of 2019 compared to $11.2 million in the first nine months of 2018 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the nine months ended September 30, 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During both periods, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $13.8 million, or 4%, in the first nine months of 2019 compared to the prior-year period. Completion Services revenue increased $5.1 million, or 2%, reflecting two additional months of revenue generated by the acquired Falcon operations (acquired February 28, 2018) in the 2019 period, partially offset by the impact of a decline in U.S. land-based customer completion and production activity following the decline in commodity prices in the fourth quarter of 2018. Our Drilling Services revenues decreased $18.8 million, or 37%, to $32.4 million in the first nine months of 2019 from the same period in 2018 due to a reduction in customer vertical drilling operations following the material decline in commodity prices in the fourth quarter of 2018.

Operating Loss. Our Well Site Services segment operating loss increased $31.9 million in the first nine months of 2019 from the prior-year period due primarily to the impact within Drilling Services of the $33.7 million non-cash fixed asset impairment charge discussed above. Well Site Services segment cost of services for the first nine months of 2019 decreased 6% from the prior-year period, with other costs and expenses remaining relatively flat. Our Completion Services operating loss in the first nine months of 2019 decreased $4.3 million, or 65%, from the prior-year period, which included $3.3 million in charges associated with additional reserves established for prior-year FLSA claims. Our Drilling Services operating loss increased $36.2 million in the first nine months of 2019 from the same period in 2018 due to the $33.7 million non-cash fixed asset impairment charge discussed previously and, to a lesser extent, the impact of a 46% reduction in rig utilization.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $17.7 million, or 11%, in the first nine months of 2019 from the prior-year period due primarily to a decline in U.S. land-based customer completion activity, a shift in sales mix and competitive pricing pressures for certain of its conventional perforating products.
Operating Income. Our Downhole Technologies segment operating income declined $22.9 million, or 88%, in the first nine months of 2019 from the prior-year period due primarily to the decline in revenues coupled with an expansion of field support operations, higher product and engineering costs and $1.4 million of inventory write-offs due to product design changes. Prior-year results included $5.9 million in patent defense costs incurred after our acquisition of GEODynamics.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues declined $3.6 million, or 1%, in the first nine months of 2019 compared to the prior-year period, with a decrease in sales of short-cycle products substantially offset by higher sales of project-driven products.
Operating Income. Our Offshore/Manufactured Products segment operating income decreased $6.0 million, or 19%, in the first nine months of 2019 compared to the same period in 2018, due to the 2018 period including a non-recurring gain of $3.6 million from an insurance settlement discussed above. Excluding this gain in the prior-year period, operating income decreased $2.4 million, or 7%, due to a shift in product and service mix.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment improved during the first nine months of 2019 with deepwater project awards increasing after several years of reduced award activity. Backlog in our Offshore/Manufactured Products segment increased $114 million from $179 million at December 31, 2018 to total $293 million as of September 30, 2019 – the highest level recorded since the first quarter of 2016. Orders totaled $430 million in the first nine months of 2019 resulting in a book-to-bill ratio of 1.5x.
Corporate
Expenses decreased $4.6 million, or 11%, in the first nine months of 2019 from the prior-year period, which included transaction related expenses of $2.4 million. The balance of the year-over-year decrease is attributable to lower stock-based compensation expenses.
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
The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services, the inability or failure of our customers to meet their obligations to us or a sustained decline in our market capitalization. These and other potentially adverse market conditions could require us to incur additional asset impairment charges, record additional deferred tax valuation allowances and/or write down the value of our goodwill and other intangible assets, and may otherwise adversely impact our results of operations, our cash flows and our financial position. See Note 4, "Details of Selected Balance Sheet Accounts," for further information.

Operating Activities
Cash flows from operations totaling $115.9 million were generated during the first nine months of 2019 compared to $80.1 million generated during the same period of 2018. During the first nine months of 2019, $38.0 million was provided by net working capital decreases, primarily due to a reduction in accounts receivable. These working capital benefits were partially offset by an increase in inventories. During the first nine months of 2018, $24.9 million was used to fund net working capital increases, driven primarily by increases in accounts receivable, income taxes receivable and inventories, partially offset by increases in accounts payable and accrued liabilities.
Investing Activities
Cash used in investing activities during the first nine months of 2019 totaled $43.7 million, compared to $446.8 million used in investing activities during the first nine months of 2018, when we invested net cash of $379.7 million for the acquisitions of GEODynamics and Falcon.
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
Capital expenditures totaled $45.8 million and $71.3 million during the first nine months of 2019 and 2018, respectively.
We expect to spend a total of $60 million to $62 million in capital expenditures during 2019 to replace and upgrade our Completion Services equipment, to expand and maintain Downhole Technologies' facilities and equipment, to upgrade and maintain our Offshore/Manufactured Products facilities and equipment, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2019 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and borrowings under our Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
Financing Activities
During the nine months ended September 30, 2019, net cash of $76.9 million was used in financing activities, including $71.1 million of net repayments under our Revolving Credit Facility. This compares to $348.6 million of cash provided by financing activities during the nine months ended September 30, 2018, primarily as a result of our issuance of $200.0 million in 1.50% convertible senior notes and $160.6 million in net borrowings under our Revolving Credit Facility used to fund acquisitions.
At September 30, 2019, we had cash totaling $14.7 million, the majority of which was held by our international subsidiaries.
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
As of September 30, 2019, we had $65.0 million of borrowings outstanding under the Credit Agreement and $22.6 million of outstanding letters of credit, leaving $139.1 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of September 30, 2019, due to limits imposed by maintenance covenants in the Credit Agreement. As of September 30, 2019, we were in compliance with our debt covenants and expect to continue to be in compliance over the next twelve months.
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
During the third quarter of 2019, we repurchased $1.0 million in principal amount of the outstanding Notes for $0.9 million, which approximated the net carrying value.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense we recognize related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0%, which is greater than the cash interest payments we are obligated to pay on the Notes. Recorded interest expense associated with the Notes for the three and nine months ended September 30, 2019 was $2.6 million and $7.7 million, respectively, while the related contractual cash interest expense totaled $0.8 million and $2.3 million, respectively. Recorded interest expense associated with the Notes for the three and nine months ended September 30, 2018 was $2.5 million and $6.6 million, respectively, while the related contractual cash interest expense totaled $0.8 million and $2.0 million, respectively. See Note 6, "Long-term Debt," for further information regarding the Notes. As of September 30, 2019, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
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
Our total debt represented 16.1% of our combined total debt and stockholders' equity at September 30, 2019 compared to 18.7% at December 31, 2018.
Stock Repurchase Program. We maintain a share repurchase program which was extended to July 29, 2020 by our Board of Directors. During the first nine months of 2019, we repurchased approximately 51 thousand shares of our common stock under the program at a total cost of $757 thousand. The amount remaining under our share repurchase authorization as of September 30, 2019 was $119.8 million. Subject to applicable securities laws, any purchases will be at such times and in such amounts as the Company deems appropriate.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2019, we had floating-rate obligations totaling $65.0 million drawn under our Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2019 levels, our consolidated interest expense would increase by a total of approximately $0.7 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2019, our reported foreign currency exchange losses were $0.2 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased $5.5 million from $71.4 million at December 31, 2018 to $76.9 million at September 30, 2019, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2019	627	$14.87	—	$119,788,435
August 1 through August 31, 2019	4,199	13.27	—	119,788,435
September 1 through September 30, 2019	692	15.52	—	119,788,435
Total	5,518	$13.73	—

(1)
All shares purchased during the three-month period ended September 30, 2019 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

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

OIL STATES INTERNATIONAL, INC.

Date:	October 28, 2019	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)