Form 10-K
period 2019-12-31
OIL STATES INTERNATIONAL, INC
filed 2020-02-21
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file no. 001-16337

Oil States International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0476605
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4620, Houston, Texas 77002
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code is (713) 652-0582

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	OIS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $1,060,682,700.

As of February 17, 2020, the number of shares of common stock outstanding was 60,402,022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" below.
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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:

•	the level of supply of and demand for oil and natural gas;

•	fluctuations in the current and future prices of oil and natural gas;

•	the cyclical nature of the oil and natural gas industry;

•	the level of exploration, drilling and completion activity;

•	the financial health of our customers;

•	political, economic and litigation efforts to restrict or eliminate certain oil and natural gas exploration, development and production activities due to concerns over the threat of climate change;

•
the availability of and access to attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling and completion activities;

•	the level of offshore oil and natural gas developmental activities;

•	general global economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing;

•	global weather conditions and natural disasters;

•	public health crises, such as the coronavirus outbreak at the beginning of 2020, which could impact the global economy;

•	changes in tax laws and regulations;

•	the impact of tariffs and duties on imported materials and exported finished goods;

•
impact of environmental matters, including future regulatory efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced commodity demand globally;

•	our ability to timely obtain critical permits for constructing or operating facilities and find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	our ability to develop new competitive technologies and products;

•	fluctuations in currency exchange rates;

•	physical, digital, cyber, internal and external security breaches;

•	the availability and cost of capital;

•	our ability to protect our intellectual property rights;

•	our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and

•	the other factors identified in "Part I, Item 1A. Risk Factors."
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

In addition, in certain places in this Annual Report on Form 10-K, we refer to information and reports published by third parties that purport to describe trends or developments in the energy industry. The Company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the Company's investors in better understanding the market environment in which the Company operates. However, the Company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global oilfield products and services company serving the drilling, completion, subsea, production and infrastructure sectors of the oil and natural gas industry. Our manufactured products include highly engineered capital equipment as well as products consumed in the drilling, well construction and production of oil and natural gas. Through our acquisition of GEODynamics, Inc. ("GEODynamics") in 2018, we are a leading researcher, developer and manufacturer of engineered solutions to connect the wellbore with the formation in oil and natural gas well completions. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service companies. We operate through three business segments – Well Site Services, Downhole Technologies and Offshore/Manufactured Products – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the "Company" or "Oil States," or to "we," "us," "our," and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
Available Information
The Company's website can be found at www.oilstatesintl.com. The Company makes available, free of charge through its website, its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, its proxy statement, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the "SEC"). The Company is not including the information contained on the Company's website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing the Company makes with the SEC. The filings are also available through the SEC's website at www.sec.gov. The Board of Directors of the Company (the "Board") has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee) may also be viewed at the Company's website. The financial code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.
Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending and strategic acquisitions. Our investments are focused in growth areas and on areas where we expect to be able to expand market share through our technology offerings and where we believe we can achieve an attractive return on our investment. As part of our long-term strategy, we continue to review complementary acquisitions, invest in research and development and make organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders' returns. For additional discussion of our business strategy, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
On December 12, 2017 we entered into an agreement to acquire GEODynamics, which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of approximately $615 million (the "GEODynamics Acquisition"), consisting of (i) $295 million in cash (net of cash acquired), (ii) approximately 8.66 million shares of our common stock (valued at $34.05 per share on the date of closing) and (iii) an unsecured $25 million promissory note.

In connection with the GEODynamics Acquisition, we completed several financing transactions in 2018 to extend the maturity of our debt and to provide flexibility in repaying outstanding borrowings under our revolving credit facility (the "Revolving Credit Facility") with anticipated future cash flows from operations.
On January 30, 2018, we sold $200 million aggregate principal amount of our 1.50% convertible senior notes due February 2023 (the "Notes") through a private placement to qualified institutional buyers. We received net proceeds from the offering of the Notes of approximately $194 million, after deducting issuance costs. We used the net proceeds to repay a portion of the borrowings outstanding under our Revolving Credit Facility, substantially all of which were drawn to fund the cash portion of the purchase price paid for GEODynamics.
Concurrently with the Notes offering, we amended our Revolving Credit Facility to extend the maturity date to January 2022, permit the issuance of the Notes and provide for up to $350 million in borrowing capacity, subject to certain limitations.
On February 28, 2018, we acquired Falcon Flowback Services, LLC ("Falcon"), a full-service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services operations in key shale plays in the United States. The acquisition price was $84.2 million in cash, funded with borrowings under our Revolving Credit Facility.
During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the business' fixed assets to their estimated fair value. Substantially all of the decommissioned rigs were sold in the fourth quarter of 2019.
During the fourth quarter of 2019, our Downhole Technologies segment recorded a non-cash goodwill impairment charge of $165.0 million due to, among other factors, a reduction in our near-term outlook for demand related to our short-cycle products and services in the U.S. shale play regions.
See Note 4, "Details of Selected Balance Sheet Accounts," Note 5, "Business Acquisitions" and Note 7, "Long-term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion of these recent developments.
Our Industry
We principally operate in the oilfield services industry and provide a broad range of products and services to our customers through each of our business segments. See Note 15, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2019. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to expectations with respect to future crude oil and natural gas prices.
Our consolidated results of operations include contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018. Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments weighted toward U.S. shale play regions. However, in 2019, we began to see a general improvement in the level of planned investments in deepwater markets globally.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. Lower oil and natural gas prices since 2014 have caused a reduction in most of our customers' drilling, completion and other production activities and related spending on our products and services. The reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide. Such oversupply has substantially reduced the prices we can charge our customers for many of our products and services. Although oil prices have improved since the trough in 2016, these price improvements have not resulted in significant, sustained global improvements in the demand for our products and services or the prices we are able to charge. Following material price declines in the fourth quarter of 2018, Brent and West Texas Intermediate ("WTI") crude oil prices averaged $64 and $57 per barrel, respectively, in 2019 - down 10% and 13%, respectively, compared to 2018 average prices. While the commodity price environment improved in 2019 relative to December of 2018, the crude oil price outlook and associated volatility continues to have a moderating impact on our customers' operating results and capital spending plans, particularly those operating in the U.S. shale play regions. The U.S.

rig count at December 31, 2019 totaled 805 rigs, which was down 26% since the most recent peak of 1,083 rigs in December of 2018. We expect further customer-driven activity declines in early 2020 given crude oil price declines since the end of 2019 as our customers strive for financial discipline and spending levels that are within their capital budgets and generated cash flow ranges. This may cause additional declines in the demand for, and prices of, our products and services, which would adversely affect our future results of operations, cash flows and financial position. For additional information about activities in each of our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our Well Site Services segment is primarily affected by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services segment results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the call-out nature of our operations in the segment.
Similarly, demand for our Downhole Technologies segment products is predominantly tied to land-based oil and natural gas exploration and production activity levels in the United States. The primary driver for this activity is the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Over recent years, our industry experienced increased customer spending in crude oil and liquids-rich exploration and development in the U.S. shale plays utilizing enhanced horizontal drilling and completion techniques.
Demand for the products and services supplied by our Offshore/Manufactured Products segment is generally driven by both the longer-term outlook for commodity prices and changes in land-based drilling and completion activity. Over recent years, lower crude oil prices, coupled with a relatively uncertain outlook around shorter-term and possibly longer-term commodity price improvements, caused exploration and production companies to reevaluate their future capital expenditures in regards to deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. This resulted in reduced bidding and quoting activity, as well as reduced orders from customers, for our Offshore/Manufactured Products segment in 2017 and 2018 relative to the peak in 2014. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels and the potential for future awards appears to be improving.
See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Macroeconomic Environment" for further discussion on our industry.
Well Site Services
Overview
For the years ended December 31, 2019, 2018 and 2017, our Well Site Services segment generated approximately 42%, 44% and 43%, respectively, of our consolidated revenue. Our Well Site Services segment includes a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States. We use our fleet of completion tools and drilling rigs to serve our customers at well sites and project development locations. Our equipment and services are used in both onshore and offshore applications throughout the drilling, completion and production phases of a well's life cycle.
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
Completion Services
Our Completion Services business, which is primarily marketed through the brand names Oil States Energy Services, Falcon and Tempress, provides a wide range of services used in the onshore and offshore oil and gas industry, including:

•	wellhead isolation services;

•	flowback and frac valve services;

•	wireline and coiled tubing support services;

•	well testing, including separators and line heaters;

•	downhole extended-reach technology;

•	pipe recovery systems;

•	thru-tubing milling and fishing services;

•	hydraulic chokes and manifolds;

•	blowout preventers; and

•	gravel pack and sand control operations on wellbores.
Employees in our Completion Services business typically rig up and operate our equipment on the well site for our customers. Our Completion Services equipment is primarily used during the completion and production stages of a well. As of December 31, 2019, we provided completion services through approximately 35 distribution locations serving our customers in the United States, including the Gulf of Mexico, and international markets. We typically provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. Billings to our customers typically separate charges for our equipment from charges for our field technicians. We own patents or have patents pending covering some of our technology, particularly in our wellhead isolation equipment and downhole extended-reach technology product lines. Our customers in the Completion Services business include major, independent and private oil and gas companies and other large oilfield service companies. No customer in Completion Services represented more than 10% of our total consolidated revenue in any period presented. Competition in the Completion Services business is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.
Drilling Services
Our Drilling Services business, which is marketed to oil and gas companies under the brand name Capstar Drilling, provides vertical land drilling services in the United States for shallow to medium depth wells generally of less than 15,000 feet. We historically served two primary markets with our Drilling Services business: the Permian Basin in West Texas and the U.S. Rocky Mountain area. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. Since September 2019, the operations are primarily focused on serving operators in the U.S. Rocky Mountain region. See Note 4, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional discussion.
Downhole Technologies
Overview
Our Downhole Technologies segment is comprised of the GEODynamics business we acquired in January 2018. GEODynamics was founded in 2004 as a researcher, developer and manufacturer of consumable engineered products used in completion applications. For the years ended December 31, 2019 and 2018, our Downhole Technologies segment contributed approximately 18% and 20%, respectively, of our consolidated revenue. This segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.
Downhole Technologies Market
Similar to our Well Site Services segment, demand for our Downhole Technologies segment products is predominantly tied to the level of oil and natural gas exploration and production activity on land in the United States. The primary driver for this activity is the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Demand for this segment's products is also influenced by continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.
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
Offshore/Manufactured Products
Overview
For the years ended December 31, 2019, 2018 and 2017, our Offshore/Manufactured Products segment generated approximately 40%, 36% and 57%, respectively, of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Our products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services. In addition, we design, manufacture and market numerous other products and services used in both land and offshore drilling and completion activities and by non-oil and gas customers, including consumable downhole elastomer products used in onshore completion activities, valves and sound and vibration dampening products used in military applications. We have facilities that support our Offshore/Manufactured Products segment in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Oklahoma City and Tulsa, Oklahoma; the United Kingdom; Brazil; Singapore; Spain; Thailand; Vietnam; China; the United Arab Emirates; and India.
Offshore/Manufactured Products Market
The market for products and services offered by our Offshore/Manufactured Products segment centers primarily on the development of infrastructure for offshore production facilities and their subsequent operations, exploration and drilling activities, and to a lesser extent, new rig and vessel construction, refurbishments or upgrades. Demand for oil and natural gas, and the related drilling and production in offshore areas throughout the world, particularly in deeper water, drive spending for these activities. Sales of our shorter-cycle products to land-based drilling and completion markets are driven by the level and complexity of drilling, completion and workover activity, particularly in North America.
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
Offshore Development and Drilling Activities. We design, manufacture, inspect, assemble, repair, test and market equipment for mooring, pipeline, production and drilling risers, and subsea applications along with equipment for offshore vessel and rig construction. Our products are components of equipment used for the drilling and production of oil and natural gas wells on offshore fixed platforms and mobile production units, including floating platforms, such as tension leg platforms, floating production, storage and offloading ("FPSO") vessels, Spars, and other marine vessels and offshore rigs. Our products and services include:

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
Subsea Pipeline Products. We design and manufacture a variety of equipment used in the construction, maintenance, expansion and repair of offshore oil and natural gas pipelines. New construction equipment includes:

•	pipeline end manifolds and pipeline end terminals;

•	deep and shallow water pipeline connectors;

•	midline tie-in sleds;

•	forged steel Y-shaped connectors for joining two pipelines into one;

•	pressure-balanced safety joints for protecting pipelines and related equipment from anchor snags or a shifting sea-bottom;

•	electrical isolation joints; and

•	hot-tap clamps that allow new pipelines to be joined into existing lines without interrupting the flow of petroleum products.
We provide diverless connection systems for subsea flowlines and pipelines. Our HydroTech® collet connectors provide a high-integrity, proprietary metal-to-metal sealing system for the final hook-up of deep offshore pipelines and production systems. They also are used in diverless pipeline repair systems and future pipeline tie-in systems. Our lateral tie-in sled, which is installed with the original pipeline, allows a subsea tie-in to be made quickly and efficiently using proven HydroTech® connectors without costly offshore equipment mobilization and without shutting off product flow.
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

Compact Ball Valves, Manifold System Components and Diverter Valves. Our Piper Valve division designs and manufactures compact high-pressure valves and manifold system components for all environments of the oil and gas industry including onshore, offshore, drilling and subsea applications. Our valve and manifold bores are designed to closely match the inside diameter of the required pipe schedule for the system working pressure. The result is elimination of piping transition areas that minimize erosion and system friction pressure loss, resulting in a more efficient flow path. Our floating ball valve design with its large ball/seat interface has over 30 years of field service experience in upstream unprocessed produced liquids and gasses, assuring reliable service. Oil States Piper Valve Optimum Flow Technology is our way of helping end users maximize space, minimize weight and increase production.
Marine Winches, Mooring Systems, Cranes and other Heavy-Lift Rig Equipment. We design, engineer and manufacture marine winches, mooring systems, cranes and certain rig equipment. Our Skagit® winches are engineered for mooring floating and semi-submersible drilling rigs as well as positioning pipelay and derrick barges, anchor handling boats and jack-ups. Our Nautilus® marine cranes are used on production platforms throughout the world. We also design and fabricate rig equipment such as automatic pipe racking, blowout preventer handling equipment, as well as handling equipment used in the installation of offshore wind turbine platforms. Our engineering teams, manufacturing capability and service technicians, who install and service our products, provide our customers with a broad range of equipment and services to support their operations. Aftermarket service and support of our installed base of equipment to our customers is also an important source of revenue to us.
Production, Workover, Completion and Drilling Riser Systems and their related repair services. Utilizing the expertise of our welding technology group, we have extended the boundaries of our Merlin™ connector technology with the design and manufacture of multiple riser systems. The unique Merlin™ connection has proven to be a robust solution for even the most demanding high-pressure (up to 20,000 psi) riser systems used in high-fatigue, deepwater applications. Our riser systems are designed to meet a range of static and fatigue stresses on par with those of our Tension Leg Element connectors. The connector can be welded or machined directly onto upset riser pipe and provide sufficient material to perform "re-cuts" after extended service. We believe that our marine riser offers superior tension capabilities together with one of the fastest run times in the industry. Auxiliary riser system components and running tools can be provided along with full-service inspection and repair of these riser systems.
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
Consumable Downhole Products. North American shale play development has expanded the need for more advanced completion tools. In order to reduce well completion costs, minimizing the time to drill out tools is very important. Our Offshore/Manufactured Products segment has leveraged its knowledge of molded thermoset composites and elastomers to help meet this demand. For example, we have had success in developing and producing composite drillable zonal isolation tools (i.e., bridge/frac plugs) utilizing design and production techniques that reduce cost while still delivering high-quality performance. Time to drill out has been reduced significantly in comparison to other filament wound products in the market. Our products also include:

•	Swab Cups - used primarily in well servicing work;

•	Rod Guides/Centralizers - used in both drilling and production for pipe protection;

•	Gate Valve and Butterfly Valve Seats – we service many markets in the valve industry including well completion, refining, and distribution;

•	Casing and Cementing Products – we are a custom manufacturer of cementing plugs, wellbore wipers, valve assemblies, combination plugs, specialty seals and gaskets; and

•	Service Tools – our products include frac balls, packer elements, zonal isolation tools, as well as many custom molded products used in the well servicing industry.
Other Products & Services. Our Offshore/Manufactured Products segment also produces a variety of products for use in industrial, military and other applications outside the oil and gas industry. For example, we provide:

•	sound and vibration isolation equipment for marine vessels;

•	metal-elastomeric FlexJoint® bearings used in a variety of naval and marine applications;

•	products used in the construction and maintenance of offshore wind projects; and

•	drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.

Backlog
Offshore/Manufactured Products' backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore/Manufactured Products segment was $280 million at December 31, 2019, compared to $179 million at December 31, 2018 and $168 million at December 31, 2017. We expect approximately 75% of our backlog at December 31, 2019 to be recognized as revenue during 2020. In some instances, these purchase orders are cancelable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have historically been insignificant, we incurred cancellations totaling $5.0 million during 2019 and $6.5 million during 2018, which we believe is attributable to lower commodity prices, the resultant decrease in capital spending by our customers and, in some cases, the financial condition of our customers. Additional cancellations may occur in the future, which would reduce our backlog. Our backlog is an important indicator of future Offshore/Manufactured Products' shipments and major project revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. We believe that the offshore construction and development business is characterized by lengthy projects and a "long lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
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
Customers and Competitors
We market our products and services to a broad customer base, including direct end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. While no customer accounted for more than 10% of our consolidated revenues in 2019, Halliburton Company individually accounted for 10% and 16% of our total consolidated revenues in the years ended December 31, 2018 and 2017, respectively. Our main competitors in this segment include Cameron (a division of Schlumberger Limited), Dril-Quip, Inc., National Oilwell Varco, Inc., Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), Sparrows Offshore Group LTD, Oceaneering International, Inc. and Raina Engineers.
Seasonality of Operations
Our operations are directly affected by seasonal weather differences in certain areas in which we operate, most notably in the Rocky Mountain region, and the Gulf of Mexico. Severe winter weather conditions in the Rocky Mountain region can restrict access to work areas for our Well Site Services and Downhole Technologies segment operations. Our operations in the Gulf of Mexico are also affected by weather patterns. Seasonal weather trends in the Gulf Coast region generally result in higher drilling activity in the spring, summer and fall months with the lowest levels of activity in the winter months. Summer and fall drilling activity can be interrupted by hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result of these seasonal differences, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Employees
As of December 31, 2019, the Company employed 3,428 full-time employees on a consolidated basis, 42% of whom are in our Well Site Services segment, 14% of whom are in our Downhole Technologies segment, 41% of whom are in our Offshore/Manufactured Products segment, and 2% of whom are in our corporate headquarters. During 2019, company-wide headcount was reduced 13% from a total of 3,926 full-time employees as of December 31, 2018. We were party to collective bargaining agreements covering fewer than 100 employees located in the United Kingdom and Argentina as of December 31, 2019. We believe we have good labor relations with our employees.

Environmental and Occupational Health and Safety Matters
Our business operations are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, tribal and local levels or by foreign governments. These laws and regulations impose stringent environmental and/or worker safety regulation. Numerous governmental entities, including domestically the U.S. Environmental Protection Agency ("EPA"), the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things, (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into subsurface formations in connection with oil and natural gas drilling and production activities and wellsite support services; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) impose stringent regulations on the licensing or storage and use of explosives; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells or decommission offshore facilities; (vi) impose specific safety and health criteria addressing worker protection; and (vii) impose substantial liabilities for pollution resulting from drilling operations and well site support services.
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

•
the Resource Conservation and Recovery Act ("RCRA"), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including oil and natural gas exploration and production wastes and hazardous wastes;

•
the Safe Drinking Water Act ("SDWA"), which ensures the quality of the nation's public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;

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

These federal environmental and occupational health and safety laws and regulations generally restrict the level of substances generated as a result of our operations that may be emitted to ambient air, discharged to surface water, and disposed or otherwise released to surface and below-ground soils and groundwater. Additionally, there exist regional, state, tribal and local jurisdictions in the United States where we operate that also have, are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where we are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate our environmental-related activities. While the legal requirements imposed in foreign countries or jurisdictions therein may be similar in form to U.S. laws and regulations, in some cases, the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly restrict, delay or cancel the permitting, development or expansion of a project or significantly increase the cost of doing business. Any failure by us to comply with these laws, regulations and regulatory initiatives or controls may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Certain environmental laws also provide for citizen suits, which allow environmental organizations to act in place of the government and sue operators for alleged violations of environmental laws. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.
We own, lease or operate numerous properties that have been used for crude oil and natural gas wellsite support services for many years. We also have acquired certain properties supportive of oil and natural gas activities from third parties whose actions with respect to the management and disposal or release of hydrocarbons, hazardous substances or wastes at or from such properties were not under our control prior to acquiring them. Under environmental laws and regulations, we could incur strict joint and several liability for remediating hydrocarbons, hazardous substances or wastes disposed of or released by prior owners or operators. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.
Over time, both in the United States and in foreign countries, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. Consequently, any new or amended legal requirement that may arise in the future to address potential environmental, health or safety-related concerns including, for example, as a result of oil and natural gas development in close proximity to occupied structures or environmentally-sensitive lands or recreational areas, could have a material adverse effect on our business, results of operations and financial position. While we maintain insurance coverage for certain environmental and occupational health and safety risks that we believe is consistent with insurance coverage held by other similarly situated industry participants, our insurance does not cover any penalties or fines that may be issued by a government authority. In addition, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, claims for damages to property or persons or disruption of our customers' operations resulting from our actions or omissions, and imposition of penalties due to our operations could have a material adverse effect on us and our results of operations. See Risk Factors under Part I, Item 1A of this Form 10‑K for further discussion on environmental laws and regulations, including with respect to hydraulic fracturing; ozone standards, induced seismicity regulatory developments; climate change, including methane or other GHG emissions; storage and use of explosives; offshore drilling and related regulatory developments, including with respect to decommissioning obligations; and other risks or regulations relating to environmental protection.

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
Demand for most of our products and services depends substantially on the level of expenditures by companies in the oil and natural gas industry. Lower oil and natural gas prices since 2014 have caused a reduction in most of our customers' drilling, completion and other production activities and related spending on our products and services. The reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide, and such oversupply has substantially reduced the prices we can charge our customers for many of our products and services. Although oil prices improved since the trough in 2016, these price improvements have not resulted in significant global improvements in the demand for our products and services or the prices we are able to charge. If oil prices remain persistently low or decline further, our customers' activity levels and spending, along with the prices we charge, could worsen. In addition, a continuation or worsening of these conditions may result in a material adverse impact on certain of our customers' liquidity and financial position, resulting in further spending reductions, delays in the collection of amounts owing to us and similar impacts. These conditions have had, and may continue to have, an adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current depressed commodity price environment will continue.
While conditions in our industry improved in 2018, particularly in the shale resource plays in the United States, crude oil prices again declined significantly beginning in the fourth quarter of 2018. Given the historical volatility of crude oil prices, there remains a degree of risk that prices could remain highly volatile due to increases in global inventory levels, increasing domestic or international crude oil production, trade tensions with China, sanctions on Iranian production and tensions with Iran, civil unrest in Libya and Venezuela, increasing price differentials between markets, slowing growth rates in China and other global regions, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. If oil prices remain low or decline further, we could encounter difficulties such as an inability to access needed capital on attractive terms or at all, the incurrence of asset impairment charges, the inability to meet financial ratios contained in our debt agreements, the need to reduce our capital spending and other similar impacts. For example, our reduced EBITDA during recent periods resulted in our inability to access the full borrowing capacity available under our Revolving Credit Facility as a result of the maximum leverage ratio covenant. As more fully disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity, Capital Resources and Other Matters," we discuss our expectations regarding liquidity and covenant compliance for 2020.
Many factors affect the supply of and demand for oil and natural gas and, therefore, influence product prices, including:

•	the level of drilling and completion activity;

•	the level of oil and natural gas production;

•	the levels of oil and natural gas inventories;

•	depletion rates;

•	worldwide demand for oil and natural gas;

•	the expected cost of finding, developing and producing new reserves;

•	delays in major offshore and onshore oil and natural gas field permitting or development timetables;

•	the availability of attractive offshore and onshore oil and natural gas field prospects that may be affected by governmental actions or environmental activists that may restrict development;

•	the availability of transportation infrastructure for oil and natural gas, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	public health crises, such as the coronavirus outbreak at the beginning of 2020, which could impact the global economy;

•	global weather conditions and natural disasters;

•	worldwide economic activity including growth in developing countries;

•
national government political requirements, including the ability and willingness of OPEC to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•
shareholder activism or activities by non-governmental organizations to limit or cease certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

•	the impact of armed hostilities involving one or more oil producing nations;

•	rapid technological change and the timing and extent of development of energy sources, including liquefied natural gas or alternative fuels;

•	environmental and other governmental laws and regulations; and

•	domestic and foreign tax policies, including those regarding tariffs and duties.
In response to lower oil prices, many of our customers have reduced or delayed their capital spending, which reduced the demand for our products and services and exerted downward pressure on the prices paid for our products and services. Although some of our customers increased their 2019 capital expenditure budgets, these customers are still spending significantly less than their pre-2015 levels. Additionally, if oil prices remain at current levels or decline further, these customers may further reduce their spending levels. We expect that we will continue to encounter weakness in the demand for, and prices of, our products and services until commodity prices stabilize at higher levels and our customers' capital spending increases. Any prolonged reduction in the overall level of exploration and production activities, whether resulting from changes in oil and natural gas prices or otherwise, could materially adversely affect our financial condition, results of operations and cash flows in many ways including by negatively affecting:

•	our equipment utilization, revenues, cash flows and profitability;

•	our ability to obtain additional capital to finance our business and the cost of that capital; and

•	our ability to attract and retain skilled personnel.
Given the cyclical nature of our business, a severe prolonged downturn could negatively affect the value of our goodwill and other intangible assets.
As of December 31, 2019, goodwill and other intangible assets represented 28% and 13%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible assets of our applicable reporting units (Completion Services, Downhole Technologies and Offshore/Manufactured Products) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders' equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable. In the fourth quarter of 2019, for example, we recognized a goodwill impairment charge of $165 million in our Downhole Technologies reporting unit due to, among other factors, a reduction in our near-term outlook for demand related to our short-cycle products and services in the U.S. shale play regions. It is possible that we could recognize goodwill or other intangible assets impairment losses in the future if, among other factors:

•	global economic and industry conditions deteriorate;

•
the outlook for future profits and cash flow for any of our reporting units deteriorate further as the result of many possible factors, including, but not limited to, increased or unanticipated competition, lack of technological development, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;

•	domestic and/or foreign income tax rates increase, or regulations change;

•	costs of equity or debt capital increase;

•	valuations for comparable public companies or comparable acquisition valuations deteriorate; or

•	our stock price experiences a sustained decline.
Laws, regulations and other regulatory initiatives regarding hydraulic fracturing could increase our costs of doing business and result in additional operating restrictions, delays or cancellations in the completion of oil and natural gas wells, or possible bans on the performance of hydraulic fracturing that may reduce demand for our products and services and could have a material adverse effect on our business, results of operations and financial condition.
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
Hydraulic fracturing onshore in the United States is typically regulated by state oil and natural gas commissions and similar agencies. However, the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies.
For example, in 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Additionally, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing in the United States and to require disclosure of the chemicals used in the hydraulic fracturing process. Due primarily to the threat of climate change arising from GHG emissions, certain candidates seeking the office of President of the United States in 2020 have pledged to take actions banning hydraulic fracturing of oil and natural gas.
At the state level, some states have adopted, and other states are considering adopting, legal requirements that could impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where we or our customers operate, in addition to assessing more taxes, fees or royalties on production, or otherwise limiting the use of the technique. For example, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the oil and natural gas industry, in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas operations within their jurisdiction as they do other developments. Among other things, the state oil and gas agency will consider enhanced safety and environmental protections during well development operations, including drilling and hydraulic fracturing activities. States could also elect to place prohibitions on hydraulic fracturing, following the approach taken by the States of Vermont, Maryland and New York. Local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.
In the event that new or more stringent federal, state or local legal restrictions relating to use of the hydraulic fracturing process in the United States are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment, as well as could experience delays or cancellations in the pursuit of production or development activities, any of which could reduce demand for the products and services of each of our business segments and have a material adverse effect on our business, financial condition, and results of operations.
In countries outside of the United States, including provincial, regional, tribal or local jurisdictions therein where we conduct operations, there may exist similar governmental restrictions or controls on our customers' hydraulic fracturing activities, which, if such restrictions or controls exist or are adopted in the future, our customers may incur significant costs to comply with such requirements or may experience delays or cancellations in the permitting or pursuit of their operations, which could have a material adverse effect on our business, results of operations and financial condition.
Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect our business, results of operations and financial conditions.
Our Downhole Technologies business operations include the licensing, storage and handling of explosive materials. Despite our use of specialized facilities to store and handle dangerous materials and our performance of employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers' operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such incidents could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which occurrences could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

Legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our products and services and could have a material adverse effect on our business, results of operations and financial condition.
Our oil and natural gas producing customers dispose of flowback water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events. When seismic events are caused by human activity, such events are called induced seismicity and developing research suggests that the link between seismic events and wastewater disposal may vary by region and local geology. In 2016, the U.S. geological survey identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, in recent years, Oklahoma and Texas have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States such as Oklahoma have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In countries outside of the United States where we conduct operations, there may exist similar governmental restrictions or controls over well disposal activities in an effort to limit the occurrence of induced seismicity. Increased regulation and public scrutiny of induced seismicity could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for waste disposal. As a result, our customers may have to limit disposal well volumes, disposal rates or locations, or require those customers or third party disposal well operators that are used to dispose of customers' wastewater to shut down disposal wells, which developments could adversely affect our customers' business and result in a corresponding decrease in the need for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
We do business in international jurisdictions which exposes us to unique risks.
A portion of our revenue and net assets are attributable to operations in countries outside the United States. Risks associated with our international operations include, but are not limited to:

•	expropriation, confiscation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign capital controls or similar monetary or exchange limitations;

•	foreign currency fluctuations;

•	foreign taxation;

•	tariffs and duties on imported and exported goods;

•	the inability to repatriate earnings or capital in a tax efficient manner;

•	changing political conditions;

•	economic or trade sanctions;

•	changing foreign and domestic monetary and trade policies;

•	regulatory restrictions or controls more stringently applied or enforced;

•	changes in trade activity;

•
military or social situations, such as a widespread outbreak of an illness such as the coronavirus or other public health issues, in foreign areas where we do business, and the possibilities of war, other armed conflict or terrorist attacks; and

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
The ultimate impact of recent changes to tariffs and duties imposed by the United States and other countries is uncertain. We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase further as a result of customs, anti-dumping and countervailing duty regulations or otherwise, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Additional domestic and international deepwater drilling laws, regulations and other restrictions, any delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans and any other offshore-related developments may reduce demand for our services and products and have a material adverse effect on our business, financial condition, or results of operations.
A significant portion of our Offshore/Manufactured Products segment provides products and services for oil and natural gas exploration and production customers operating offshore in the deepwaters of the United States' outer continental shelf ("OCS") and in other countries. In the United States, the Bureau of Ocean Energy Management ("BOEM") and the Bureau of Safety and Environmental Enforcement ("BSEE"), each an agency of the U.S. Department of the Interior, have, over time, imposed more stringent permitting procedures and regulatory safety and performance requirements with respect to new wells to be drilled in federal waters. Our customers' compliance with these more stringent regulatory requirements, as well as with existing environmental and oil spill regulations, which compliance may be exacerbated by any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans and possible additional regulatory initiatives, could result in those customers incurring difficult and more costly actions and adversely affect, delay or curtail new drilling and ongoing development efforts.
Additionally, the trend in the United States over the past decade has been for governmental agencies to continue to evaluate and, as necessary, develop and implement new, more restrictive requirements that could result in additional costs, delays, restrictions or obligations on offshore oil and natural gas exploration and production operations, although in recent years under the Trump Administration, there have been actions seeking to mitigate or delay certain of those more rigorous standards. For example, in 2016, the BSEE under the Obama Administration published a final rule on well control that, among other things, imposed rigorous standards relating to the design, operation and maintenance of blowout preventers, real-time monitoring of deepwater and high temperature, high pressure drilling activities, and enhanced reporting requirements. Pursuant to certain executive orders issued by President Trump in 2017 ("Executive Orders"), however, the BSEE initiated a review of the well control rule and other offshore rules and initiatives to determine whether they are consistent with the stated policy of encouraging energy exploration and production, while ensuring that any such activity is safe and environmentally responsible. One consequence of this review is that in May 2019, the BSEE published final revisions to the existing April 2016 rule on well control that, among other things, eliminated the requirement for a BSEE-approved verification organization for third party-parties providing certifications of certain critical well control functions and the removal or modification of certain other prescriptive requirements. Additional consequences of this BSEE review were (i) the September 2018 BSEE publication of final revisions to its Production Safety Systems Rule, pursuant to which the agency removed a requirement for offshore operators to certify through an independent third party that their critical safety and pollution prevention equipment (e.g., subsea safety equipment, including blowout preventers) was operational and functioning as designed in the most extreme conditions , and (ii) a June 2017 delay in implementation of a Notice to Lessees and Operators ("NTL") issued by BSEE under the Obama Administration that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities by oil and natural gas exploration and production operators on the OCS. Implementation of this NTL could result in significant increases in financial assurances for our customers operating on the OCS but the NTL was delayed indefinitely beyond June 30, 2017 so that BOEM could further assess this financial assurance program. This delay is expected to be temporary in nature. There exists the possibility that certain of these recent mitigatory actions under the Trump Administration could be withdrawn or revised in the future by a different administration to impose or re-implement more stringent standards. Moreover, due primarily to the threat of climate change arising from GHG emissions, certain candidates seeking the office of President of the United States in 2020 have pledged to take actions banning new mineral leases on federal properties, including offshore leases on the OCS.
Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our offshore oil and gas exploration and production customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities. While the legal requirements imposed in foreign countries or jurisdictions therein may be similar in form to U.S. laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly restrict, delay or cancel the permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore. These regulatory actions, or any new rules, regulations, or legal initiatives or controls, whether in the United States under the Trump Administration or another administration following the 2020 U.S. presidential elections or in other countries, that impose increased costs or more stringent operational standards could delay or disrupt our customers' operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs and limit activities in certain areas, or cause our customers to incur penalties, fines, or shut-in production at one or more of their facilities or result in the suspension or cancellation of leases, any or all of which could reduce demand for our products and services under our Offshore/Manufactured Products segment. While the United States under the Trump Administration has generally indicated an interest in scaling back or rescinding regulations that inhibit the development of the domestic oil and natural gas industry, it is difficult to predict the extent to which such policies will be implemented or the outcome of any litigation challenging such implementation.
Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws, regulations or legal initiatives or controls on our customers' drilling operations or on the cost or availability of insurance to cover the risks associated with such operations. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Consolidation of our customers and competitors may impact our results of operations.
The oil and gas industry continues to experience consolidation. Industry consolidation may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share and may result in stronger competitors. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.
Exchange rate fluctuations could adversely affect our U.S. reported results of operations and financial position.
In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations, and/or cash flows. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenues received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our consolidated financial position, results of operations, and/or cash flows. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net revenues and earnings depending upon exchange rate movements. As a result, a material decrease in the value of these currencies relative to the U.S. dollar may have a negative impact on our reported results of operations and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition, and results of operations.

The results of the United Kingdom's decision to withdraw from the European Union including subsequent exchange rate fluctuations and political and economic uncertainties may have a negative effect on global economic conditions, financial markets and our business.
We are a multinational company and are subject to the risks inherent in doing business in other countries, including the United Kingdom (the "U.K."). In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum ("Brexit"). On January 31, 2020, the U.K. Parliament ratified a withdrawal agreement between the U.K. government and the European Union, which contemplates a transition period to allow time for a future trade deal to be agreed upon. The terms of these trade agreements could potentially disrupt the markets we serve and the jurisdictions in which we operate and may cause us to lose customers, suppliers and employees.
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
Our operations are significantly affected by numerous laws and regulations domestically at the federal, regional, state, tribal and local levels or by foreign governments regarding the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages, and other damages under these laws and regulations, with certain of these legal requirements imposing strict liability for such damages and costs, even though our conduct was lawful at the time it occurred or the conduct resulting in such damage and costs were caused by prior operators or other third-parties. Our oil and natural gas exploration and production customers are similarly subject to these environmental laws and regulations, which could result in increased costs or delay or cancel new drilling and ongoing development efforts, which developments could reduce the demand for our services and products.
Environmental laws and regulations in the United States and in foreign countries are subject to change in the future, possibly resulting in more stringent legal requirements. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives in the United States include the following:

•
Ground-Level Ozone Standards.    In 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.

•
EPA Review of Drilling Waste Classification.    Drilling, fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under the RCRA and instead, are regulated under RCRA's less stringent non-hazardous waste provisions. However, it is possible that certain of our oil and natural gas customers' drilling and production wastes, now classified as non-hazardous, could be classified as hazardous wastes in the future. For example, pursuant to a consent decree issued by the U.S. District Court for the District of Columbia in late 2016, the EPA was required to propose by no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations that could result in oil and natural gas exploration and production wastes being regulated as hazardous wastes. In response, the EPA conducted a review as required under the consent decree and, on April 23, 2019, issued its determination that revisions to the Subtitle D regulations were unnecessary. Nonetheless, this determination could be made subject to legal challenge, or the EPA may in the future propose a rulemaking for revised oil and natural gas waste regulations. Notwithstanding the EPA's 2019 determination, any future loss of such RCRA exemption could require our customers to make significant expenditures to attain and maintain compliance.

•
Waters of the United States.    In 2015, the EPA and U.S. Army Corps of Engineers ("Corps") released a final rule outlining federal jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands. In 2017, the EPA and the Corps agreed to reconsider the 2015 rule and, thereafter, on October 22, 2019, the agencies published a final rule to rescind the 2015 rule and recodify the regulatory text that governed waters of the United States prior to promulgation of the 2015 rule. This final rule became effective on December 23, 2019. The re-codified regulatory text will govern waters of the United States until such time as the EPA and Corps issue a final rule re-defining the Clean Water Act's jurisdiction over waters of the United States in replacement of the 2015 rule but, to date, the two agencies have only published a proposed rulemaking on re-defining such jurisdiction in February 2019. The 2015 final rule is being challenged by various factions in federal district court with the 2015 rule currently being in force in twenty-two states; however, with the December 2019 effectiveness of the rule rescinding the 2015 rule, it is expected that those challenges will become moot unless additional legal actions challenging this 2019 rule arise. The adoption of any laws, regulations or other legal enforceable mandates that result in expanding the scope of the Clean Water Act's jurisdiction in areas where we or our customers conduct operations could result in us or our customers incurring increased costs and restrictions, delays or cancellations in permitting or development of projects.

Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our oil and natural gas exploration and production customers could reduce demand for our products and services. Moreover, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:

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
Our business activities present risks of incurring significant environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons, because of air emissions and waste water discharges related to our operations, and due to historical industry operations and waste disposal practices. Additionally, private parties, including the owners or operators of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by prior owners or operators of properties or other third parties. Remedial costs and other damages, including natural resources damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition. We may not be able to recover some or any of these costs from insurance.
We could incur significant costs in complying with stringent occupational health and safety requirements
We are subject to stringent federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the Well Site Services, Downhole Technologies, and Offshore Manufactured Products industries. In addition, OSHA's hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We, and the entities in which we own an interest, are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The regulations apply to any process that (1) involves a listed chemical in a quantity at or above the threshold quantity specified in the regulation for that chemical or (2) involves certain flammable gases or flammable liquids present on site in one location in a quantity of 10,000 pounds or more.

Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, financial and litigation risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States in the form of pledges made by certain candidates seeking the office of the President of the United States in 2020. Critical declarations made by one or more presidential candidates include proposals to ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions to oil and natural gas production activities that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as the rescission of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities, local governments and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels. Such legislation or regulations could consequently reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

The Endangered Species Act, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers' operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers' ability to develop new oil and natural gas wells.
In the United States, the federal Endangered Species Act and comparable state laws were established to protect endangered and threatened species. Under the Endangered Species Act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures.
Moreover, as a result of one or more settlements approved by the United States federal government, the U.S. Fish and Wildlife Service must make determinations on the listing of numerous species as endangered or threatened under the Endangered Species Act. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers' operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.
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
We expect to gain certain business, financial, and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize these intended benefits. However, our inability to realize expected financial performance and strategic advantages as a result of an acquisition could negatively affect the anticipated benefits of the acquisition. Additional risks we could face in connection with acquisitions include:

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
Following our acquisition of GEODynamics in January 2018, we determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on recent clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, we commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of our internal review, we engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the GEODynamics Acquisition, the seller agreed to indemnify and hold us harmless against certain claims related to matters such as this, and we have provided notice to and asserted indemnification claims against the seller. Additionally, we are able to set-off payments due under the $25.0 million promissory note issued to the seller of GEODynamics in respect of indemnification claims. Such note was scheduled to mature on July 12, 2019, but, because we have provided notice to and asserted indemnification claims, the maturity date of the note is extended until the resolution of such claim. We expect that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims. See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
We might be unable to compete successfully with other companies in our industry.
The markets in which we operate are highly competitive and certain of them have relatively few barriers to entry. The principal competitive factors in our markets are product, equipment and service quality, availability, responsiveness, experience, technology, safety performance, and price. In some of our product and service offerings, we compete with the oil and natural gas industry's largest oilfield service providers. These large national and multi-national companies have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services, and changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present services, or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, and results of operations.
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
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers' costs. In addition, many of these products are used in inherently hazardous applications where an accident or product failure can cause personal injury or loss of life, damages to property, equipment, or the environment, regulatory investigations and penalties, and the suspension or cancellation of the end-user's operations. If our products or services fail to meet specifications, or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer. In the ordinary course of business, we become the subject of various claims, lawsuits, and administrative proceedings, seeking damages or other remedies concerning our commercial operations, products, employees, and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have sold, and some relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses.
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
Weather conditions in our regions of operations may limit our ability to operate our business and could adversely affect our operating results, which are susceptible to seasonal earnings volatility.
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
Some forecasters also expect that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events and could have an adverse effect on our or our customers’ operations. Any unusual or prolonged severe weather or increased frequency thereof, such as freezing rain, earthquakes, hurricanes, droughts, or floods in our or our oil and gas exploration and production customers’ areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against.
We are exposed to risks relating to subcontractors' performance in some of our projects.
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
We depend on several significant customers in each of our business segments. While no customer accounted for more than 10% of our consolidated revenues in 2019, Halliburton Company individually accounted for 10% and 16% of our total consolidated revenues in 2018 and 2017, respectively.
The loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables.

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. Many of our customers finance their activities through cash flow from operations, the incurrence of debt, or the issuance of equity. Many of our customers have experienced substantial reductions in their cash flows from operations, and some are experiencing liquidity shortages, lack of access to capital and credit markets, a reduction in borrowing bases under reserve-based credit facilities, and other adverse impacts to their financial condition. These conditions may result in a significant reduction in our customers' liquidity and ability to pay or otherwise perform on their obligations to us. The inability, or failure of, our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
The revenues projected in our Offshore/Manufactured Products segment backlog may not be realized or, if realized, may not result in profits. Because of potential changes in the scope or schedule of our customers' projects, we cannot predict with certainty when or if backlog will be realized. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operations, and cash flows.
Reductions in our backlog due to cancellations or deferrals by customers, or for other reasons, would adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Some of the contracts in our backlog are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is canceled. While backlog cancellations have not been significant in the past, we incurred cancellations totaling $5.0 million, $6.5 million and $3.5 million during 2019, 2018 and 2017, respectively. If commodity prices do not improve, or decline further, we may incur additional cancellations or experience declines in our backlog.

We might be unable to employ a sufficient number of technical and service personnel.
Many of the products that we sell in our Offshore/Manufactured Products and Downhole Technologies segments are complex and highly engineered, and often must perform in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize, and enhance these products. In addition, our ability to expand our operations in each of our businesses depends in part on our ability to increase our skilled labor force. As observed in the U.S. shale play regions such as the Permian Basin in recent years, during periods of increased activity, the demand for skilled workers is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, we are forced to reduce headcount, freeze or reduce wages, and implement other cost-saving measures which could lead to job abandonment by our technical and service personnel.
If we do not develop new competitive technologies and products, our business and revenues may be adversely affected.
The market for our products and services is characterized by continual technological developments to provide better performance in increasingly greater depths, higher pressure levels and harsher conditions. If we are unable to design, develop, and produce commercially competitive products in a timely manner in response to changes in technology, our business and revenues will be adversely affected. Many of our competitors are large multinational companies that may have significantly greater financial resources than we have, and they may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do. In addition, competitors or customers may develop new technologies, which address similar or improved solutions to our existing technology. In 2019, for example, our Downhole Technologies segment sales of perforating products declined due, in part, to the introduction of integrated gun systems by its competitors. Additionally, the development and commercialization of new products and services requires substantial capital expenditures and we may not have access to needed capital at attractive rates or at all due to our financial condition, disruptions of the bank or capital markets, or other reasons beyond our control to continue these activities. Should our technologies become the less attractive solution, our operations and profitability would be negatively impacted.
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
Our operations depend on our ability to procure, on a timely basis, certain project materials, such as forgings, to complete projects and produce products in an efficient and timely manner. Our inability to procure critical materials during times of strong demand/limited supply or at reasonable costs due to supply issues, plant closures due to heath concerns or other issues, import taxes or the like, could have a material adverse effect on our business and operations.
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

In addition, the U.S. stock markets in general and the market for oilfield service companies in particular, have experienced large price and volume fluctuations that have often been unrelated or disproportionate to the operating results or asset values of those companies. These broad market and industry factors may materially impact the market price and trading volume of our common stock regardless of our actual operating performance.
We might be unable to protect our intellectual property rights and we may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
We rely on a variety of intellectual property rights that we use in our businesses, including our patents relating to our FlexJoint®, Merlin™ and SmartStart Plus® technologies, and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information, and to operate without infringing the proprietary rights of others. We may not be able to successfully preserve these intellectual property rights and these rights could be invalidated, circumvented or challenged. In addition, we may be required to expend significant amounts of money pursuing and defending our intellectual property rights, and these proceedings may not ultimately be successful. For example, during 2018 we incurred expenses in excess of $8 million in connection with patent defense. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase.
In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The failure of our Company to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could adversely affect our competitive position.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company owns or leases numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of its worldwide operations. The following presents the location of the Company's principal owned or leased facilities, by segment.
Well Site Services – Neuquén and Cutral Co, Argentina, Red Deer, Canada; and in the United States: Alice, Houston, and Midland, Texas; New Iberia and Houma, Louisiana; Oklahoma City, Oklahoma; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington.
Downhole Technologies – Millsap, Fort Worth, Weatherford, Pleasanton and Midland, Texas; Clearfield, Pennsylvania; Dickinson, North Dakota and Piedmont, Oklahoma in the United States; and Aberdeen, Scotland.
Offshore/Manufactured Products – Rio de Janeiro and Macae, Brazil; Aberdeen, Bathgate and West Lothian, Scotland; Barrow-in-Furness, England; Rayong, Thailand; Singapore; Navi Mumbai, India; Las Palmas, Spain; Shenzhen, China; Abu Dhabi, UAE; and in the United States: Arlington, Houston and Lampasas, Texas; Oklahoma City and Tulsa, Oklahoma and Houma, Louisiana.
Our principal corporate offices are located in Houston, Texas.
We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon the expiration of our current lease terms.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 14, "Commitments and Contingencies," of the Consolidated Financial Statements included in this Annual Report on Form 10‑K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our authorized common stock consists of 200,000,000 shares of common stock. There were 60,402,022 shares of common stock outstanding as of February 17, 2020. The approximate number of record holders of our common stock as of February 17, 2020 was 13. Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "OIS."
We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and our Revolving Credit Facility limits the payment of dividends. For additional discussion of such restrictions, please see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on the Company's common stock relative to the cumulative total returns of the Standard & Poor's 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of the Company's peer group, and a customized peer group of sixteen and thirteen companies, with the individual companies listed in footnote (2) and (3) below, respectively, for the period from December 31, 2014 to December 31, 2019. The graph and chart show the value at the dates indicated of $100 invested at December 31, 2014 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Oil States specifically incorporates it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index, Old Peer Group(2) and New Peer Group(3)

	2014	2015	2016	2017	2018	2019
Oil States International, Inc.	$100.00	$55.73	$79.75	$57.87	$29.20	$33.35
Old Peer Group(2)	100.00	73.17	94.19	80.29	44.00	40.18
New Peer Group(3)	100.00	73.61	91.55	79.51	46.29	43.34
PHLX Oil Service Sector	100.00	76.62	91.16	75.48	41.35	41.12
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
____________________

(1)	$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

(2)
The fifteen companies included in the Company's first customized peer group ("Old Peer Group") are: Archrock, Inc., Carbo Ceramics Inc., Core Laboratories N.V., Dril-Quip, Inc., Forum Energy Technologies, Inc., Franks International N.V., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Key Energy Services, Inc., McDermott International Inc., Oceaneering International, Inc., Patterson-UTI Energy, Inc., RPC, Inc., Superior Energy Services, Inc. and Tidewater Inc.

(3)
The thirteen companies included in the Company's second customized peer group ("New Peer Group") are: Archrock, Inc., Core Laboratories N.V., Dril-Quip, Inc., Exterran Corporation, Forum Energy Technologies, Inc., Franks International N.V., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Key Energy Services, Inc., Newpark Resources, Oceaneering International, Inc., RPC, Inc., and Superior Energy Services, Inc.

Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2019	—	$—	—	$119,788,435
November 1 through November 30, 2019	—	—	—	119,788,435
December 1 through December 31, 2019	—	—	—	119,788,435
Total	—	$—	—
____________________

(1)	No shares were purchased during the three-month period ended December 31, 2019.

(2)
We maintain a share repurchase program providing for the repurchase of up to $150 million of our common stock, which, following extension, was scheduled to expire on July 29, 2019. On July 24, 2019, our Board of Directors extended the share repurchase program for one year to July 29, 2020.

Item 6. Selected Financial Data
The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2019. The following data should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.
Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenues	$1,017,354	$1,088,133	$670,627	$694,444	$1,099,977
Costs and expenses:
Product and service costs (exclusive of depreciation and amortization expense presented below)	802,589	834,513	520,755	526,770	785,698
Selling, general and administrative expenses	122,932	138,070	114,816	124,033	132,664
Depreciation and amortization expense	123,319	123,530	107,667	118,720	131,257
Impairment of goodwill(1)	165,000	—	—	—	—
Impairment of fixed assets(2)	33,697	—	—	—	—
Other operating (income) expense, net	(2,003)	(2,104)	1,261	(5,796)	(4,648)
	1,245,534	1,094,009	744,499	763,727	1,044,971
Operating income (loss)	(228,180)	(5,876)	(73,872)	(69,283)	55,006
Interest expense, net	(17,636)	(18,995)	(4,315)	(4,944)	(5,884)
Other income, net	5,089	3,139	775	902	1,446
Income (loss) from continuing operations before income taxes	(240,727)	(21,732)	(77,412)	(73,325)	50,568
Income tax benefit (provision)(3)	8,919	2,627	(7,438)	26,939	(22,197)
Net income (loss) from continuing operations	(231,808)	(19,105)	(84,850)	(46,386)	28,371
Net income (loss) from discontinued operations, net of tax	—	—	—	(4)	226
Net income (loss)	$(231,808)	$(19,105)	$(84,850)	$(46,390)	$28,597

Basic and diluted net income (loss) per share from:
Continuing operations	$(3.90)	$(0.33)	$(1.69)	$(0.92)	$0.55
Discontinued operations	—	—	—	—	0.01
Net income (loss)	$(3.90)	$(0.33)	$(1.69)	$(0.92)	$0.56

Weighted average number of common shares outstanding:
Basic	59,379	58,712	50,139	50,174	50,269
Diluted	59,379	58,712	50,139	50,174	50,335

	Year Ended December 31,
	2019	2018	2017	2016	2015
Other Data:
Net cash provided by operating activities	$137,432	$103,170	$95,382	$149,257	$256,121
Net cash used in investing activities, including acquisition of businesses and capital expenditures	(51,982)	(461,375)	(47,615)	(29,292)	(147,196)
Net cash provided by (used in) financing activities	(95,908)	324,058	(65,060)	(84,875)	(124,722)
EBITDA, as defined(4)	98,925	120,793	34,570	50,339	187,709
Capital expenditures	56,116	88,024	35,171	29,689	114,738
Acquisitions of businesses, net of cash acquired	—	379,676	12,859	—	33,427
Cash used for treasury stock purchases	757	—	16,283	—	105,916
Cash paid for interest	9,626	9,864	4,206	3,942	5,629

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$8,493	$19,316	$53,459	$68,800	$35,973
Total current assets	483,429	534,031	455,937	489,977	611,473
Property, plant and equipment, net(2)	459,724	540,427	498,890	553,402	638,725
Operating lease assets(5)	43,616	—	—	—	—
Intangible assets, including goodwill(1)	712,397	902,319	318,274	316,115	323,172
Total assets	1,727,867	2,003,821	1,301,511	1,383,898	1,596,471
Long-term debt, excluding current portion	222,552	306,177	4,870	45,388	125,887
Long-term operating lease liabilities, excluding current portion(5)	35,777	—	—	—	—
Total stockholders' equity	1,223,967	1,439,768	1,132,713	1,204,307	1,255,672
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss) from continuing operations	$(231,808)	$(19,105)	$(84,850)	$(46,386)	$28,371
Depreciation and amortization expense	123,319	123,530	107,667	118,720	131,257
Impairment of goodwill(1)	165,000	—	—	—	—
Impairment of fixed assets(2)	33,697	—	—	—	—
Interest expense, net	17,636	18,995	4,315	4,944	5,884
Income tax provision (benefit)(3)	(8,919)	(2,627)	7,438	(26,939)	22,197
EBITDA, as defined(4)	$98,925	$120,793	$34,570	$50,339	$187,709
____________________

(1)
During 2019, our Downhole Technologies segment recognized a non-cash impairment charge of $165.0 million to partially reduce the carrying value of the segment's goodwill. See Note 6, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

(2)
During 2019, our Drilling Services business recognized a non-cash impairment charge of $33.7 million to decrease the carrying value of the business' fixed assets to their estimated fair value. See Note 4, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

(3)
During 2017, we recorded a provisional non-cash charge of $28.2 million associated with U.S. income tax legislation enacted in December 2017. During 2018, we adjusted our 2017 provisional estimate and recorded a tax benefit of $5.8 million following the issuance of updated guidance with respect to this U.S. income tax legislation. See Note 9, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

(4)
The term EBITDA as defined consists of net income (loss) attributable to continuing operations plus depreciation and amortization expense, non-cash impairments of goodwill and fixed assets, interest expense, net, and income tax provision (benefit). EBITDA as defined does not give effect to cash used for debt service requirements, reinvestment or other discretionary uses and is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net income (loss) or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. We have included EBITDA as defined as a supplemental disclosure because our management believes that EBITDA as defined provides useful information regarding our ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We use EBITDA as defined to compare and to monitor the performance of our business segments to other comparable public companies and as a benchmark for the award of incentive compensation under our annual incentive compensation plan.

(5)
On January 1, 2019, we adopted the new accounting guidance for leases, which requires the recognition of lease assets and lease liabilities for all leases that are not short-term in nature. Prior periods were not retrospectively adjusted. See Note 3, "Recent Accounting Pronouncements," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management's current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in "Part I, Item 1A. Risk Factors." You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K.
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
Our consolidated results of operations include contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018. Our reported results of operations reflect the impact of current industry trends and customer spending activities with investments weighted toward U.S. shale play regions. However, in 2019, we began to see a general improvement in the level of planned investments in deepwater markets globally.
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
On December 12, 2017 we entered into an agreement to acquire GEODynamics, Inc. ("GEODynamics"), which provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. On January 12, 2018, we closed the acquisition of GEODynamics for total consideration of approximately $615 million (the "GEODynamics Acquisition"), consisting of (i) $295 million in cash (net of cash acquired), (ii) approximately 8.66 million shares of our common stock (valued at $34.05 per share on the date of closing) and (iii) an unsecured $25 million promissory note.
In connection with the GEODynamics Acquisition, we completed several financing transactions in 2018 to extend the maturity of our debt and to provide flexibility in repaying outstanding borrowings under the Revolving Credit Facility with anticipated future cash flows from operations.
On January 30, 2018, we sold $200 million aggregate principal amount of our 1.50% convertible senior notes due February 2023 (the "Notes") through a private placement to qualified institutional buyers. We received net proceeds from the offering of the Notes of approximately $194 million, after deducting issuance costs. We used the net proceeds to repay a portion of the borrowings outstanding under our Revolving Credit Facility, substantially all of which were drawn to fund the cash portion of the purchase price paid for GEODynamics.
Concurrently with the Notes offering, we amended our Revolving Credit Facility to extend the maturity date to January 2022, permit the issuance of the Notes and provide for up to $350 million in borrowing capacity, subject to certain limitations.
On February 28, 2018, we acquired Falcon Flowback Services, LLC ("Falcon"), a full-service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to our Completion Services operations in key shale plays in the United States. The acquisition price was $84.2 million in cash, funded with borrowings under our Revolving Credit Facility.
During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the business' fixed assets to their estimated fair value. Substantially all of the decommissioned rigs were sold in the fourth quarter of 2019.

During the fourth quarter of 2019, our Downhole Technologies segment recorded a non-cash goodwill impairment charge of $165.0 million due to, among other factors, a reduction in our near-term outlook for demand related to our short-cycle products and services in the U.S. shale play regions.
See Note 4, "Details of Selected Balance Sheet Accounts," Note 5, "Business Acquisitions" and Note 7, "Long-term Debt" to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
Macroeconomic Environment
Our long-term outlook for the energy industry remains constructive – guided by expected population growth, projected future growth in global demand for crude oil, an underinvestment in major offshore projects over the past five years, a decline in the productivity of wells drilled on U.S. land over recent years and increased capital discipline during 2019 by operators in the U.S. shale play regions. Additionally, OPEC, along with Russia, have demonstrated a willingness since late 2016 to adjust crude oil production in an effort to balance crude oil supply and demand in the market. In December 2019, OPEC and other countries announced further curtailments of crude oil production. We believe that the currently demonstrated restraint by operators to invest in projects without a reasonable return on investment at lower commodity prices creates the potential for crude oil prices to increase over time as production growth slows, providing for improved market fundamentals over the longer term.
The macroeconomic environment for the energy sector has been and continues to be extremely volatile due to uncertainties regarding short- and medium-term commodity price expectations. Most recently, this volatility was driven by significant production growth from the U.S. shale play regions and concerns over the possible slowing of global demand growth.
Following material declines in the fourth quarter of 2018, Brent and WTI crude oil prices averaged $64 and $57 per barrel in 2019 – down 10% and 13%, respectively, compared to 2018 average prices. While the commodity price environment improved in 2019 relative to the December 2018 lows, the crude oil price outlook and associated volatility continues to have a moderating impact on our customers' operating results and capital spending plans, particularly those operating in the U.S. shale play regions. Consequently, the U.S. rig count at December 31, 2019 of 805 rigs fell 26% from the most recent peak of 1,083 rigs working in December of 2018.
Current and expected future pricing for WTI crude will continue to influence our customers' willingness to invest in U.S. shale play developments as our customers strive for financial discipline and spending levels that are within their capital budgets and cash flows. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
There remains a likelihood that crude oil prices could remain highly volatile due to increases in global inventory levels, increasing domestic or international crude oil production, trade tensions with China, sanctions on Iranian production and tensions with Iran, civil unrest in Libya and Venezuela, increasing price differentials between markets, slowing growth rates in China and other global regions, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. However, if the global supply of crude oil were to decrease due to a prolonged reduction in capital investment by our customers or if government instability in a major oil-producing nation develops, and energy demand were to continue to increase, a sustained recovery in WTI and Brent crude oil prices could occur. In any event, crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Customer spending in the natural gas shale plays has been limited due to natural gas production from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.

Recent WTI crude oil, Brent crude oil and natural gas pricing trends are as follows:

	Average price(1) for quarter ended				Average price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2019	$54.82	$59.88	$56.34	$56.82	$56.98
2018	62.91	68.07	69.70	59.97	65.25
2017	51.62	48.14	48.18	55.27	50.80
2016	33.35	45.46	44.85	49.14	43.29
Brent Crude (per bbl)
2019	$63.10	$69.01	$61.95	$63.17	$64.26
2018	66.86	74.53	75.08	68.76	71.32
2017	53.59	49.59	52.10	61.40	54.12
2016	33.84	45.57	45.80	49.11	43.67
Henry Hub Natural Gas (per mmBtu)
2019	$2.92	$2.57	$2.38	$2.40	$2.56
2018	3.08	2.85	2.93	3.77	3.15
2017	3.02	3.08	2.95	2.90	2.99
2016	1.99	2.15	2.88	3.04	2.52
____________________

(1)
Source: U.S. Energy Information Administration. As of February 18, 2020, WTI crude oil, Brent crude oil and natural gas traded at approximately $52.10 per barrel, $57.35 per barrel and $2.04 per mmBtu, respectively.

Overview
Our Well Site Services segment provides completion services and, to a much lesser extent land drilling services, in the United States (including the Gulf of Mexico) and the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations.
Within this segment, our Completion Services business supplies equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the Completion Services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity in the areas of operations mentioned above. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells. Similarly, demand for our Drilling Services operations has historically been driven by activity in our primary land drilling markets of the Permian Basin in West Texas and the U.S. Rocky Mountain area. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. Prospectively, the operations will primarily focus on serving operators in the U.S. Rocky Mountain region. See Note 4, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
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
Demand for our Well Site Services and Downhole Technologies segments' businesses is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the average U.S. drilling rig count, as measured by Baker Hughes, for the periods indicated.

	As of February 14, 2020	Average Rig Count for Year Ended December 31,
		2019	2018	2017	2016	2015
Land – Oil	656	753	826	684	390	723
Land – Natural gas and other	110	165	185	169	97	219
Offshore	24	25	21	23	25	35
Total	790	943	1,032	876	512	977
Over recent years, our industry experienced an increase in customer spending on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2019, oil-directed drilling accounted for 84% of the total U.S. rig count – with the balance largely natural gas related. Following the significant decline in crude oil prices in the fourth quarter of 2018, coupled with customer spending within their cash flows, the U.S. rig count declined steadily during the 2019 and exited the year at 805 rigs – 278 rigs, or 26%, below the level reported at the end of 2018. As a result, the average U.S. rig count in 2019 decreased 89 rigs, or 9%, from the level reported in 2018.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global deepwater drilling and production spending, which are primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 60% of Offshore/Manufactured Products sales in 2016 were driven by our customers' capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as "project-driven products"). While increasing substantially from levels reported in 2017 and 2018, these activities only represented approximately 40% of the segment's revenue in 2019. Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are less susceptible to short-term fluctuations in the price of crude oil and natural gas. However, lower crude oil prices that have persisted since 2014, coupled with the relatively uncertain outlook around shorter-term and possibly longer-term pricing improvements, led exploration and production companies to reduce their capital expenditures in regards to these deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Customers have focused on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. This resulted in reduced bidding and quoting activity, as well as reduced orders from customers and backlog levels, for our Offshore/Manufactured Products segment in 2017 and 2018 relative to 2014. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels and the potential for future awards appears to be improving.
Reflecting increased project award activity, backlog in our Offshore/Manufactured Products segment increased from $179 million at December 31, 2018 to $280 million at December 31, 2019. The segment received four notable orders during 2019 for production facility content destined for South America and Southeast Asia, as well as connector products destined for the Middle East and military products for the United States. The following table sets forth backlog reported by our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2019	$234	$283	$293	$280
2018	157	165	175	179
2017	204	202	198	168
2016	306	268	203	199
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services, has adversely affected our results of operations, cash flows and financial position since the second half of 2014. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
We use a variety of domestically produced and imported raw materials and component products, including steel, in manufacturing our products. The United States recently imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
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

Consolidated Results of Operations
We manage and measure our business performance in three operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Selected financial information by business segment for the years ended December 31, 2019, 2018 and 2017 is summarized as follows (dollars in thousands):

	Year Ended December 31,
			Variance 2019 vs. 2018			Variance 2018 vs. 2017
	2019	2018	$	%	2017	$	%
Revenues
Well Site Services -
Completion Services	$390,748	$411,019	$(20,271)	(5)%	$234,252	$176,767	75%
Drilling Services	41,346	69,235	(27,889)	(40)%	54,462	14,773	27%
Total Well Site Services	432,094	480,254	(48,160)	(10)%	288,714	191,540	66%
Downhole Technologies	182,314	213,813	(31,499)	(15)%	—	213,813	n.m.
Offshore/Manufactured Products -
Project-driven products	159,205	120,894	38,311	32%	126,960	(6,066)	(5)%
Short-cycle products	123,222	144,367	(21,145)	(15)%	147,463	(3,096)	(2)%
Other products and services	120,519	128,805	(8,286)	(6)%	107,490	21,315	20%
Total Offshore/Manufactured Products	402,946	394,066	8,880	2%	381,913	12,153	3%
Total	$1,017,354	$1,088,133	$(70,779)	(7)%	$670,627	$417,506	62%

Operating income (loss)
Well Site Services -
Completion Services	$(11,621)	$(7,647)	$(3,974)	52%	$(45,169)	$37,522	(83)%
Drilling Services(1)	(43,419)	(9,363)	(34,056)	364%	(13,909)	4,546	(33)%
Total Well Site Services	(55,040)	(17,010)	(38,030)	224%	(59,078)	42,068	(71)%
Downhole Technologies(2)	(164,008)	26,705	(190,713)	n.m.	—	26,705	n.m.
Offshore/Manufactured Products	36,022	38,914	(2,892)	(7)%	38,155	759	2%
Corporate	(45,154)	(54,485)	9,331	(17)%	(52,949)	(1,536)	3%
Total(1)	$(228,180)	$(5,876)	$(222,304)	n.m.	$(73,872)	$67,996	(92)%

Operating income (loss) as a percentage of revenues
Well Site Services -
Completion Services	(3)%	(2)%	(19)%
Drilling Services(1)	(105)%	(14)%	(26)%
Total Well Site Services	(13)%	(4)%	(20)%
Downhole Technologies(2)	(90)%	12%	—%
Offshore/Manufactured Products	9%	10%	10%
Total	(22)%	(1)%	(11)%
____________________

(1)
Operating loss includes a non-cash fixed asset impairment charge of $33.7 million in 2019 to decrease the carrying value of the Drilling Services business' fixed assets to their estimated fair value. See Note 4, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

(2)
Operating loss includes a non-cash goodwill impairment charge of $165.0 million in 2019 to reduce the carrying value of the Downhole Technologies segment to its estimated fair value. See Note 6, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

"n.m." indicates percentage is considered not meaningful.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018
Net loss for the year ended December 31, 2019 was $231.8 million, or $3.90 per diluted share, which included non-cash impairment charges of $165.0 million ($2.78 per diluted share) related to a write down of goodwill and $33.7 million ($26.6 million after-tax, or $0.45 per diluted share) related to a write down of fixed assets, as well as $3.5 million ($2.8 million after-tax, or $0.05 per diluted share) of severance and downsizing charges.
These results compare to a net loss for the year ended December 31, 2018 of $19.1 million, or $0.33 per diluted share, which included $8.4 million ($6.6 million after-tax, or $0.11 per diluted share) of charges related to legal fees incurred for patent defense, $3.3 million ($2.6 million after-tax, or $0.04 per diluted share) of transaction-related expenses, a $3.0 million ($2.4 million after-tax, or $0.04 per diluted share) provision for Fair Labor Standards Act ("FLSA") claim settlements and $1.6 million ($1.3 million after-tax, or $0.02 per diluted share) of severance and downsizing charges. Additionally, during the year ended December 31, 2018 the Company recognized a $5.8 million ($0.10 per diluted share) income tax benefit related to a change in its December 2017 provisional estimates with respect to U.S. tax reform legislation.
Our consolidated results of operations include contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018. Our reported results of operations reflect the impact of industry trends and customer spending activities with investments weighted toward U.S. shale play regions. However, in 2019 we began to see a general improvement in the level of planned investments in deepwater markets globally.
During 2019, the average price of WTI crude oil declined approximately 13% from the 2018 average price. This decline in crude oil prices had a negative impact on U.S. land-based customer drilling and completion activity, particularly in the U.S. shale play regions. We expect customer-driven activity to remain tempered in early 2020 as operators strive for financial discipline and spending levels that are within their capital budgets and cash flows. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
Revenues. Consolidated total revenues decreased $70.8 million, or 7%, in 2019 compared to 2018.
Consolidated product revenues in 2019 decreased $18.5 million, or 4%, from 2018 driven primarily by lower U.S. land-based customer activity and the impact of competitive pricing pressures for conventional perforating products in our Downhole Technologies segment, partially offset by higher project-driven sales within our Offshore/Manufactured Products segment. Consolidated service revenues for 2019 decreased $52.3 million, or 9%, from 2018 with the impact, particularly on the Well Site Services segment, of lower customer spending in the U.S. shale play regions partially offset by two additional months of revenue generated by the Falcon operations (acquired February 28, 2018). As can be derived from the following table, 73% of our consolidated revenues in 2019 were related to our short-cycle product and service offerings, which compared to 77% in 2018.
The following table provides disaggregated revenue information by operating segment for the years ended December 31, 2019 and 2018 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$159,205	$120,894	$159,205	$120,894
Short-cycle:
Completion products and services	390,748	411,019	182,314	213,813	95,806	116,383	668,868	741,215
Drilling services	41,346	69,235	—	—	—	—	41,346	69,235
Other products	—	—	—	—	27,416	27,984	27,416	27,984
Total short-cycle	432,094	480,254	182,314	213,813	123,222	144,367	737,630	838,434
Other products and services	—	—	—	—	120,519	128,805	120,519	128,805
	$432,094	$480,254	$182,314	$213,813	$402,946	$394,066	$1,017,354	$1,088,133

Percentage of total revenue by type -
Products	—%	—%	97%	97%	76%	75%	48%	46%
Services	100%	100%	3%	3%	24%	25%	52%	54%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated cost of revenues (exclusive of depreciation and amortization expense) decreased $31.9 million, or 4%, in 2019 compared to 2018.
Consolidated product costs in 2019 increased $2.7 million, or 1%, from 2018 (compared to a 4% decrease in product revenue) as a result of a shift in revenue mix between short-cycle and project-driven products, which generally have higher relative costs, and increased costs within the Downhole Technologies segment. Consolidated service costs for 2019 decreased $34.7 million, or 7%, from 2018, which included the impact of $3.0 million in costs associated with the settlement of FLSA claims. The balance of the decrease in service costs from 2018 is due primarily to activity-driven revenue declines within the Well Site Services segment, partially offset by incremental costs in the Downhole Technologies segment associated with an expansion of field support operations.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $15.1 million, or 11%, in 2019 from 2018. The expense in 2018 included $8.4 million of patent defense costs and $1.0 million of transaction-related costs. Excluding these items from 2018, selling, general and administrative expense declined $5.7 million, or 4%, due primarily to a year-over-year reduction in stock-based compensation expense.
Depreciation and Amortization Expense. Depreciation and amortization expense was relatively consistent between the 2019 and 2018 periods, with the impact of the GEODynamics and Falcon operations acquired in the first quarter of 2018 partially offset by reduced capital investments and certain assets becoming fully depreciated. Note 15, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K presents depreciation and amortization expense by segment.
Impairment of Goodwill. During the fourth quarter of 2019, our Downhole Technologies segment recognized a non-cash impairment charge of $165.0 million to reduce the carrying value of the segment's goodwill. See Note 6, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Impairment of Fixed Assets. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the unit’s fixed assets to their estimated fair value. See Note 4, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Other Operating Income, Net. Other operating income decreased slightly from 2018, totaling $2.0 million in 2019. During 2018, our Offshore/Manufactured Products segment recognized a gain of $3.9 million in settlement of a Hurricane Harvey flood insurance claim, which was partially offset by $2.3 million in transaction-related expenses. Other operating income in 2019 is primarily related to an insurance recovery.
Operating Loss. Our consolidated operating loss was $228.2 million in 2019, which included the impact of $198.7 million in non-cash goodwill and fixed asset impairment charges discussed previously and $3.5 million of severance and downsizing charges. This compares to a consolidated operating loss of $5.9 million in 2018, which included $11.4 million of costs associated with patent defense and settlement of FLSA claims, $3.3 million of transaction-related expense and $1.6 million of severance and downsizing charges partially offset by the $3.9 million gain related to the insurance settlement discussed above.
Interest Expense, Net. Net interest expense was $17.6 million in 2019, a decrease of $1.4 million from 2018. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total average debt outstanding was approximately 6% in both 2019 and 2018. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both 2019 and 2018.
Other Income, Net. Other income, net, consisting primarily of gains recognized on the sale of property and equipment, was $5.1 million in 2019, an increase of $2.0 million from 2018.
Income Tax. Our income tax benefit for 2019 was $8.9 million on a pre-tax loss of $240.7 million, which included a non-cash goodwill impairment charge of $165.0 million and other expenses that are not deductible for tax purposes. This compares to an income tax benefit for 2018 of $2.6 million on a pre-tax loss of $21.7 million, which included a $5.8 million discrete tax benefit related to U.S. tax reform guidance as well as other discrete tax attributes.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of the reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $3.7 million in 2019 compared to other comprehensive loss of $12.9 million in 2018 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. In 2019, the exchange rate for the British pound strengthened compared to the U.S. dollar, while the Brazilian real weakened compared to the U.S. dollar. During 2018, the exchange rates for the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $48.2 million, or 10%, in 2019 compared to 2018. Completion Services revenue decreased $20.3 million, or 5%, due to a significant decrease in U.S. land-based customer drilling and completion activity following the decline in commodity prices in the fourth quarter of 2018, partially offset by the impact of two additional months of revenue generated by the Falcon operations (acquired February 28, 2018). Our Drilling Services revenues decreased $27.9 million, or 40%, to $41.3 million in 2019 from 2018 due to a reduction in customer vertical drilling operations in 2019 and our exit of drilling operations in the West Texas region in the fourth quarter of 2019.
Operating Loss. Our Well Site Services segment operating loss increased $38.0 million in 2019 from 2018 due primarily to the $33.7 million non-cash fixed asset impairment charge recorded in Drilling Services. Our Completion Services operating loss increased by $4.0 million in 2019 compared to 2018, which included $3.0 million in charges (presented within cost of services) associated with additional reserves established for the final settlement of legacy FLSA claims. Our Drilling Services operating loss increased $34.1 million in 2019 from 2018 due principally to the $33.7 million non-cash fixed asset impairment charge discussed previously.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $31.5 million, or 15%, in 2019 compared to 2018 due primarily to a decline in U.S. land-based customer completion activity, competitive pricing pressures for certain of its conventional perforating products and a market shift toward sales of integrated perforating gun systems, which the segment did not commercialize until late 2019.
Operating Income (Loss). During 2019, our Downhole Technologies segment recognized a non-cash impairment charge of $165.0 million to reduce the carrying value of goodwill. Excluding this charge, operating income declined $25.7 million in 2019 from 2018 due primarily to the decline in revenues coupled with an expansion of field support operations, higher product and engineering costs and $1.4 million of inventory write-offs due to product design changes. Prior-year results included $8.4 million in patent defense costs incurred after our acquisition of GEODynamics.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $8.9 million, or 2%, in 2019 compared to 2018 with higher sales of project-driven products partially offset by a decrease in sales of short-cycle products and other products and services.
Operating Income. Our Offshore/Manufactured Products segment operating income decreased $2.9 million, or 7%, in 2019 compared to 2018. Operating results in 2019 included a $1.7 million provision for bad debt on a prior-year receivable from a customer claiming bankruptcy protection, while results for 2018 included a gain of $3.9 million associated with an insurance settlement. To a lesser extent, reported segment results for 2019 and 2018 were reduced by severance and downsizing-related expenses of $1.7 million and $1.5 million, respectively.
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment improved during 2019, with deepwater project awards increasing for a second consecutive year. Backlog in our Offshore/Manufactured Products increased 57% during 2019 to total $280 million as of December 31, 2019. Orders totaled $523 million in 2019, resulting in a book-to-bill ratio of 1.3x.
Corporate
Expenses decreased $9.3 million, or 17%, in 2019 from 2018 due primarily to a $5.9 million year-over-year decrease in stock-based compensation, a $1.6 million insurance benefit recognized in the fourth quarter of 2019 and $3.0 million in nonrecurring transaction-related expenses incurred during 2018 in connection with the acquisitions of GEODynamics and Falcon.

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
Net loss for the year ended December 31, 2018 was $19.1 million, or $0.33 per diluted share, which included $8.4 million ($6.6 million after-tax, or $0.11 per diluted share) of charges related to legal fees incurred for patent defense and $3.0 million in reserves ($2.4 million after-tax, or $0.04 per diluted share) for prior years' FLSA claim settlements, $3.3 million ($2.6 million after-tax, or $0.04 per diluted share) of transaction-related expenses and $1.6 million ($1.3 million after-tax, or $0.02 per diluted share) of severance and downsizing charges. Additionally, during the year ended December 31, 2018 the Company recognized a $5.8 million ($0.10 per diluted share) income tax benefit related to a change in its December 2017 provisional estimates with respect to U.S. tax reform legislation.
These results compare to a net loss for the year ended December 31, 2017 of $84.9 million, or $1.69 per diluted share, which included $3.4 million ($2.4 million after-tax, or $0.05 per diluted share) of severance and downsizing charges and $29.2 million ($0.58 per diluted share) of additional non-cash income tax expense primarily related to U.S. tax law changes.
Our consolidated results of operations for 2018 included contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 and reflected the impact of industry trends and customer spending activities which were directed toward growth in the U.S. shale play regions with a general slowing of global investments in deepwater markets since the start of a prolonged industry downturn in 2014.
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
Depreciation and Amortization Expense. Depreciation and amortization expense increased $15.9 million, or 15%, in 2018 compared to 2017 reflecting the impact of the acquired GEODynamics and Falcon operations, which was partially offset by certain assets becoming fully depreciated. Note 14, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K presents depreciation and amortization expense by segment.
Other Operating (Income) Expense, Net. Other operating (income) expense moved from an expense of $1.3 million in 2017 to income of $2.1 million in 2018. During 2018, our Offshore/Manufactured Products segment recognized a gain of $3.9 million in settlement of a Hurricane Harvey flood insurance claim, which was partially offset by $2.3 million in transaction-related expenses. Other operating expense in the prior year was primarily related to foreign currency exchange losses.
Operating Loss. Our consolidated operating loss was $5.9 million in 2018, which included $11.4 million of costs associated with patent defense and settlement of FLSA claims, $3.3 million of transaction-related expense and $1.6 million of severance and downsizing charges partially offset by a $3.9 million gain related to the insurance settlement discussed previously. This compares to a consolidated operating loss of $73.9 million in 2017, which included $3.4 million of transaction-related, severance and facility closure charges. The majority of the year-over-year improvement in operating results reflects contributions from the GEODynamics and Falcon acquisitions completed in the first quarter of 2018 as well as the impact of growth in customer spending activities which was primarily focused in the U.S. shale play regions.
Interest Expense, Net. Net interest expense was $19.0 million in 2018, an increase of $14.7 million from 2017. This increase reflects our funding during the first quarter of 2018 of $379.7 million in net acquisition consideration through borrowings under our revolving credit facility and issuance of the Notes. Interest expense as a percentage of total average debt outstanding decreased from 17.3% in 2017 to 5.6% in 2018. Interest expense as a percentage of total average debt outstanding in 2017 reflects lower average borrowings outstanding under our revolving credit facility and an increased proportion of interest expense associated with unused commitment fees and non-cash amortization of debt issuance costs.
Other Income, Net. Other income, net, consisting primarily of gains recognized on the sale of property and equipment, was $3.1 million in 2018, an increase of $2.4 million from 2017.
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
Operating Loss. With higher revenues, our Well Site Services segment operating loss declined $42.1 million, or 71%, in 2018 from 2017. Well Site Services segment revenues and cost of services for 2018 increased 66% and 59%, respectively, from the prior year, with other costs and expenses remaining relatively consistent. Our Completion Services operating loss improved $37.5 million, or 83%, in 2018 compared to 2017, due to increased completion-related activity levels in the United States coupled with ten months of contributions from the acquired Falcon operations. 2018 results include $3.0 million in charges (presented within cost of services) associated with additional reserves established for the final settlement of historical FLSA claims. During 2017, reported results included $1.1 million of severance and downsizing costs. Our Drilling Services operating loss declined $4.5 million, or 33%, in 2018 from 2017 primarily as a result of the reported revenue growth.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues were $213.8 million in 2018 reflecting the activity of the GEODynamics operations acquired in January 2018.
Operating Income. Our Downhole Technologies segment operating income was $26.7 million in 2018. Reported results were negatively impacted by $8.4 million of patent defense costs. The legal actions were settled in the fourth quarter of 2018.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $12.2 million, or 3%, in 2018 compared to 2017 as a result of higher sales of other products and service offerings. Service revenue increased 28% from the prior year's level driven by higher customer demand while project-driven products revenues decreased 5% year-over-year due to lower sales of production and subsea equipment, which was partially offset by higher sales of our standard connector products.
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
Backlog. Bidding and quoting activity, along with orders from customers, for our Offshore/Manufactured Products segment continued in 2018, albeit at a substantially slower pace than in recent years. Backlog in our Offshore/Manufactured Products increased 6% during 2018 to total $179 million as of December 31, 2018, with a book to bill ratio of 1.1x for the year.
Corporate
Expenses increased $1.5 million, or 3%, in 2018 from 2017 due to $3.0 million in transaction-related expenses incurred in connection with the first quarter 2018 acquisitions of GEODynamics and Falcon.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, which in the past have included expanding and upgrading our Offshore/Manufactured Products and Downhole Technologies manufacturing facilities and equipment, replacing and increasing Completion Services assets, funding new product development and general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and fund our stock repurchase program. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and capital market transactions.
The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services, the inability or failure of our customers to meet their obligations to us or a sustained decline in our market capitalization. These and other potentially adverse market conditions could require us to incur additional asset impairment charges, record additional deferred tax valuation allowances and/or further write down the value of our goodwill and other intangible assets, and may otherwise adversely impact our results of operations, our cash flows and our financial position. See Note 4, "Details of Selected Balance Sheet Accounts," and Note 6, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information.
Operating Activities
Cash flows totaling $137.4 million were provided by operations during the year ended December 31, 2019 compared to $103.2 million provided by operations during the year ended December 31, 2018.
During 2019, $39.3 million was provided by net working capital decreases, with a reduction in accounts receivable partially offset by an increase in inventories. During 2018, $22.9 million used to fund working capital increases primarily associated with activity-driven growth in accounts receivable and inventories.
Investing Activities
A total of $52.0 million in cash was used in investing activities during the year ended December 31, 2019, compared to $461.4 million used during 2018.
Capital expenditures totaled $56.1 million and $88.0 million during the years ended December 31, 2019 and 2018, respectively. Capital expenditures in both years consisted principally of purchases of Completion Services equipment, expansion and upgrading of our Downhole Technologies and Offshore/Manufactured Products segment facilities and equipment as well as various other capital spending initiatives.
On January 12, 2018, we acquired GEODynamics for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which we funded through borrowings under our Revolving Credit Facility, (ii) approximately 8.66 million shares of our common stock (having a market value of $294.9 million as of the closing date) and (iii) an unsecured $25.0 million promissory note.
On February 28, 2018, we acquired Falcon for cash consideration of $84.2 million (net of cash acquired), which we funded from borrowings under our Revolving Credit Facility.
We expect to spend between $40 million and $45 million in total capital expenditures during 2020 to replace and upgrade our Completion Services equipment, to expand and maintain our Downhole Technologies and Offshore/Manufactured Products facilities and equipment, and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our Revolving Credit Facility. The foregoing capital expenditure expectations do not include any funds that might be spent on future strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed attractive to the Company.
At December 31, 2019, we had cash totaling $8.5 million. With the enactment of the Tax Cuts and Jobs Act in December 2017, we repatriated $14.5 million and $45.0 million of cash held by our international subsidiaries to reduce borrowings outstanding under our Revolving Credit Facility during 2019 and 2018, respectively, without triggering incremental tax expense.

Financing Activities
Net cash of $95.9 million was used in financing activities during the year ended December 31, 2019, primarily associated with the net repayment of $84.2 million in borrowings under the Revolving Credit Facility and the repurchase at a discount of $7.8 million in principal amount of the Notes for $6.7 million. Net cash of $324.1 million was provided by financing activities during the year ended December 31, 2018, primarily as a result of our issuance of $200.0 million of 1.50% convertible senior notes and net borrowings of $136.1 million under the Revolving Credit Facility to fund acquisitions.
As discussed above, during 2019 we used $90.9 million of our $137.4 million in cash flows from operating activities to reduce our outstanding debt level. As of December 31, 2019, we had principal outstanding of $51.9 million under our Revolving Credit Facility (due in January 2022, if not repaid in part or in full in advance) and $192.3 million under our Notes (due in February 2023, if not repurchased in part or in full in advance). Our reported interest expense, which appropriately includes amortization of debt discount and deferred financing costs of $7.9 million, is substantially above our contractual cash interest expense – reflective primarily of the Notes which provide for a cash interest payment of 1.5% per annum. For 2019, our contractual interest expense was $10.0 million, or approximately 3% of the average principal balance of debt outstanding.
On January 12, 2018, we partially funded the GEODynamics Acquisition through borrowings available under our Revolving Credit Facility. On January 30, 2018, we issued $200.0 million in principal amount of our Notes due February 2023 and entered into our Revolving Credit Facility, to extend the maturity of the facility to January 30, 2022 and provide for total lender commitments of $350 million. Net proceeds from the Notes offering of approximately $194.0 million, after deducting discounts and estimated expenses, were used to repay a portion of amounts outstanding under the Revolving Credit Facility.
We believe that cash on hand, cash flow from operations and available borrowings under our Revolving Credit Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control.
Revolving Credit Facility. Our Revolving Credit Facility is governed by a credit agreement dated as of January 30, 2018, as amended, (the "Credit Agreement") by and among the Company, the Lenders party thereto, Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto. Our Revolving Credit Facility provides for up to $350 million in lender commitments with an option to increase the maximum borrowings to $500 million subject to additional lender commitments and matures on January 30, 2022. Under our Revolving Credit Facility, $50 million is available for the issuance of letters of credit. See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the terms of the Credit Agreement.
As of December 31, 2019, we had $51.9 million of borrowings outstanding under the Credit Agreement and $19.3 million of outstanding letters of credit, leaving $131.1 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of December 31, 2019, due to limits imposed by maintenance covenants in the Credit Agreement. As of December 31, 2019, we were in compliance with our debt covenants and expect to continue to be in compliance over the next twelve months.
1.50% Convertible Senior Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between us and Wells Fargo Bank, N.A., as trustee. Net proceeds, after deducting discounts and expenses, were approximately $194.0 million.
During 2019, we repurchased $7.8 million in principal amount of the outstanding notes for $6.7 million, which approximated the carrying amount of the related liability.
The initial carrying amount of the Notes recorded in the consolidated balance sheet as of January 30, 2018 was less than the $200.0 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature of $34.4 million as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization of debt discount, the interest expense we recognize related to the Notes for accounting purposes is based on an effective interest rate of approximately 6%, which is greater than the cash interest payments we are obligated to pay on the Notes. Interest expense associated with the Notes for 2019 and 2018 was $10.2 million and $9.0 million, respectively, while the related cash interest expense was $3.0 million and $2.8 million, respectively. As of December 31, 2019, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met. See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the Notes.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain claims related to matters occurring prior to our acquisition of GEODynamics. As more fully described in Note 14, "Commitments and Contingencies" to the Consolidated Financial Statements included in this Annual Report on Form 10‑K, we have provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of the indemnity claim. We expect that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims.
Our total debt represented 16.9% of our combined total debt and stockholders' equity at December 31, 2019 compared to 18.7% at December 31, 2018.
Stock Repurchase Program. We maintain a share repurchase program which was extended to July 29, 2020 by our Board of Directors. During 2019, we repurchased approximately 51 thousand shares of our common stock under the program at a total cost of $0.8 million. During 2018, there were no repurchases of our common stock under the program. In 2017, 562 thousand shares of our common stock were repurchased under the program at a total cost of $16.2 million. The amount remaining under our current share repurchase authorization as of December 31, 2019 was $119.8 million. Subject to applicable securities laws, any purchases will be at such times and in such amounts as the Company deems appropriate.
Contractual Obligations. The following summarizes our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations
Revolving Credit Facility(1)	$51,931	$—	$51,931	$—	$—
1.50% convertible senior notes(2)	202,343	2,884	5,768	193,692	—
Promissory note(3)	26,320	26,320	—	—	—
Other debt and finance lease obligations	5,041	617	1,169	893	2,362
Operating lease liabilities(4)	53,071	10,197	14,641	9,863	18,370
Purchase obligations(5)	71,456	70,730	726	—	—
Total contractual cash obligations	$410,162	$110,748	$74,235	$204,448	$20,732
____________________

(1)
Excludes interest on the variable-rate debt, which matures in January 2022. Since we cannot predict with any certainty the amount of interest due on our revolving debt due to the expected variability of interest rates and principal amounts outstanding, we do not include this in our obligations. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of December 31, 2019 and include applicable commitment fees, estimated interest payments on our variable-rate debt would be $2.4 million "due in less than one year" and $2.6 million "due in one to three years." See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information regarding our Revolving Credit Facility.

(2)	Amount represents the full principal amount of the Notes together with cash interest payments due semi-annually.

(3)
Amount represents the full principal amount of the $25 million promissory note together with accrued and unpaid interest as of February 21, 2020. The $25 million promissory note (together with accrued and unpaid interest) issued in connection with the GEODynamics Acquisition was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain claims related to matters occurring prior to our acquisition of GEODynamics. As more fully described in Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K, we have provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of these indemnity claims. We expect that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims.

(4)	Amount represents the payment obligations (including implied interest) for operating leases with an initial term of greater than 12 months.

(5)	The purchase obligations of the Company primarily relate to open purchase orders in our Offshore/Manufactured Products and Completion Services operations.

Effects of Inflation
Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.
Tariffs
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase further as a result of customs, anti-dumping and countervailing duty regulations or otherwise and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 14, "Commitments and Contingencies" to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional discussion.
Tax Matters
See Note 2, "Summary of Significant Accounting Policies," and Note 9, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information with respect to tax matters.
Critical Accounting Policies
Our Consolidated Financial Statements included in this Annual Report on Form 10‑K have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management's most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.
Goodwill and Long-Lived Tangible and Intangible Assets
Our goodwill totaled $482.3 million, representing 28% of our total assets as of December 31, 2019. Our long-lived tangible assets totaled $459.7 million as of December 31, 2019, and our long-lived intangible assets totaled $230.1 million, representing 13% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable and inventories.
In accordance with current accounting guidance, we do not amortize goodwill, but rather assess goodwill for impairment annually on December 1 and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered to be impaired and an impairment loss is recorded. We have three reporting units – Completion Services, Downhole Technologies and Offshore/Manufactured Products – with goodwill balances totaling $646.7 million as of September 30, 2019.
During the fourth quarter of 2019, U.S. land-based completion activity declined significantly from levels experienced over the previous three quarters. Additionally, a number of other market indicators declined to levels not experienced in recent years. For example, in October 2019, the Philadelphia Oil Services Index average price declined to a level not reported since 1999 and the average U.S. rig count was 20% below the level observed a year prior. Consistent with other oilfield service industry peers, our common stock price declined and our market capitalization was below the carrying value of stockholders' equity. Given current market conditions, we reduced our near-term outlook for demand related to our short-cycle products and services in the U.S. shale play regions. This refined outlook was incorporated in the December 1, 2019 annual impairment assessment, which indicated that the fair value of the Downhole Technologies segment was less than its carrying amount.

For our annual quantitative impairment test of goodwill on December 1, 2019, we estimated the fair value of each reporting unit and compared that fair value to its recorded carrying value. As none of our reporting units have publicly quoted market prices, we determined the value that willing buyers and sellers would place on each reporting unit in a routine sale process (a Level 3 fair value measurement). In our analysis, we targeted a valuation that would be placed on the reporting unit by market participants based on historical and projected operating results throughout a full market cycle, not the value of the reporting unit based on trough or peak operating results. We utilized, based on circumstances, a combination of trading multiples analyses, projected discounted cash flow calculations with estimated terminal values and acquisition comparables. We discounted our projected cash flows using a long-term weighted average cost of capital for each reporting unit based on our estimate of investment returns that would be required by a market participant. The fair value of our reporting units is primarily affected by expectations regarding future crude oil and natural gas prices, anticipated spending by our customers, income tax rates and the cost of capital. We also compared the total market capitalization of the Company to the sum of the fair values of all of our reporting units to assess the reasonableness of the aggregated fair value.
Our assessment led us to conclude that the goodwill amount recorded in our Downhole Technologies reporting unit was partially impaired and we therefore recognized a non-cash goodwill impairment charge of $165.0 million in the fourth quarter of 2019. Following the impairment charge, our Downhole Technologies reporting unit did not have a fair value substantially in excess of its carrying amount. The fair value of our Completion Services and Offshore/Manufactured Products reporting units exceeded their carrying amounts by 24% and 38%, respectively, as of December 1, 2019.
The discount rates used to value our reporting units ranged between 12.5% and 13.0%. Holding all other assumptions and inputs used in each of the respective discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $28 million.
As of December 31, 2019, our market capitalization was $987 million, or $237 million below our equity carrying value.
As discussed above, our annual assessment has appropriately considered the impact of the current market environment and industry outlook by using projected discounted cash flows reflecting expected market conditions at December 1, 2019 in estimating the fair value of our reporting units. The underlying fundamentals supporting the crude oil and natural gas markets continue to support long-term crude oil demand growth and the need for additional crude oil production. We continue to monitor commodity prices and other significant assumptions used in our forecasts. If we experience a prolonged decline in long-term demand for crude oil and natural gas or significant and sustained increases in commodity supplies, which serve to depress commodity prices over the long term, we will be required to update our discounted cash flow analysis and potentially be required to record a goodwill impairment in the future. Furthermore, if our market capitalization remains below our book value for a sustained period of time and the implied fair value of our equity is not reasonably supported by equity control premiums, we will need to consider updating our assessment.
An assessment for impairment of long-lived tangible and intangible assets is conducted whenever changes in facts and circumstances indicate a loss in value may have occurred. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows to be generated by our assets. When necessary, the determination of the amount of impairment is based on quoted market prices, if available, or on our judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives.
Based on our December 2019 impairment assessment, the carrying values of our long-lived tangible and intangible asset groups are recoverable and no impairment losses were recorded. However, industry cyclicality and downturns may result in future changes to our estimates of projected operating cash flows, or their timing, and could potentially cause future impairment to the values of our long-lived assets, including finite-lived intangible assets.
Revenue and Cost Recognition
As further discussed in Note 3, "Recent Accounting Pronouncements," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K, we account for revenue in accordance with Financial and Accounting Standards Board guidance on revenue from contracts with customers ("ASC 606"), which we adopted on January 1, 2018. The new guidance did not have a material impact on our recognition of revenues.
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

Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 34%, 29% and 22% of consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 66%, 71% and 78% of consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore/Manufactured Products segment (also referred to as "project-driven products"), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. Management believes this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
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
Purchase Price Allocation of Acquisitions
We allocate the fair value of the purchase price consideration of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the fair value of the acquired assets and liabilities, if any, is recorded as goodwill. We use available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, technology and know-how, trade names and non-compete agreements involves significant professional judgment and is ultimately based on acquisition models and management's assessment of the value of the assets acquired, and to the extent available, third-party assessments. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.

Accounting for Contingencies
We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded in an amount estimated to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include duties, income taxes, litigation, insurance claims and contractual claims and obligations.
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
As of December 31, 2019, our total investment, including earnings and profits, in foreign subsidiaries is considered to be permanently reinvested.
We record a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws, available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income, assessment of future business and tax planning strategies. During 2019, 2018 and 2017, we recorded valuation allowances primarily with respect to net operating loss carryforwards of certain of our operations outside the United States. As a result of changes in U.S. tax laws in 2017, we recorded a valuation allowance on our foreign tax credit carryforwards during the fourth quarter of 2017.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2019, we had $51.9 million in floating-rate obligations drawn under the Revolving Credit Facility. The use of floating-rate obligations exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from December 31, 2019 levels, our consolidated interest expense would increase by a total of approximately $0.5 million annually.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2019, our reported foreign currency exchange losses were $0.1 million and are included in "Other operating (income) expense, net" in the consolidated statements of operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. No foreign currency contracts were outstanding as of December 31, 2019 or 2018.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, decreased from $71.4 million at December 31, 2018 to $67.7 million at December 31, 2019, primarily as a result of foreign currency exchange rate differences in the current year of $3.5 million. This other comprehensive income is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. During 2019, the exchange rate of the British pound strengthened by 4% compared to the U.S. dollar and the Brazilian real weakened by 4% compared to the U.S. dollar. During 2018, the exchange rate of the British pound and the Brazilian real compared to the U.S. dollar weakened by 6% and 14%, respectively.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data of the Company begin on page 59 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 18, "Quarterly Financial Information (Unaudited)," to our Consolidated Financial Statements, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States’ internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as described below.
(b) Attestation report of the registered public accounting firm.
The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this Annual Report on Form 10‑K on page 62 and is incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
There was no information required to be disclosed in a report on Form 8‑K during the fourth quarter of 2019 that was not reported on a Form 8‑K during such time.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

(1)
Information concerning directors, including the Company's audit committee financial experts, appears in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(2)
Information with respect to executive officers appears in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(3)
Information concerning Section 16(a) beneficial ownership reporting compliance appears in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.

(4)
Information concerning corporate governance and the Company's code of ethics appears in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, under "Financial Code of Ethics for Senior Officers." This portion of the Definitive Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures appear in the Company's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements: Reference is made to the index set forth on page 59 of this Annual Report on Form 10‑K.

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
Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

2.2	—
Stock Purchase Agreement, dated as of December 12, 2017, by and among GEODynamics B.V., GEODynamics, Inc., the Seller Shareholders, GD Development Corporation and Oil States International, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the SEC on December 13, 2017 (File No. 001-16337)).

3.1	—
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001‑16337)).

3.2	—	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on May 8, 2019 (File No. 001‑16337)).

3.3	—
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
Registration Rights Agreement, dated as of January 12, 2018, between Oil States International, Inc., and GEODynamics B.V. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on January 19, 2018 (File No. 001-16337)).

4.3	—
Indenture, dated January 30, 2018, between Oil States International, Inc., and Wells Fargo Bank, National Association, as trustee, relating to the Company's 1.50% Convertible Senior Notes Due 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 2, 2018 (File No. 001-16337)).

4.4*	—	Description of Common Stock.

10.1+	—
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
Amended and Restated Credit Agreement dated January 30, 2018, among the Company, Wells Fargo Bank, N.A., as administrative agent and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 2, 2018 (File No. 001-16337)).

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
Form of Deferred Stock Performance Award Agreement under the Company's Second Amended and Restated 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.14+	—
Form of Performance Award Agreement under the Company's 2018 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on July 29, 2019 (File No. 001-16337)).

10.15+	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8‑K as filed with the SEC on November 15, 2006 (File No. 001‑16337)).

10.16+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2005, as filed with the SEC on April 29, 2005 (File No. 001‑16337)).

10.17+	—
Form of Non-Employee Director Restricted Stock Agreement under the Company's 2018 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on July 29, 2019 (File No. 001-16337)).

10.18+	—
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

10.20+	—	Deferred Stock Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on February 23, 2012 (File No. 001‑16337)).

10.21+	—
Deferred Stock Agreement effective February 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013 (File No. 001‑16337)).

10.22+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Lloyd A. Hajdik) effective December 9, 2013 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2013, as filed with the SEC on February 25, 2014 (File No. 001‑16337)).

10.23+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Lias J. Steen) effective May, 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014, as filed with the SEC on May 2, 2014 (File No. 001‑16337)).

10.24	—
Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.25	—
Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.26	—
Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.27	—
Transition Services Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8‑K, as filed with the SEC on June 2, 2014 (File No. 001‑16337)).

10.28+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Philip S. Moses) effective July 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on July 8, 2015 (File No. 001‑16337)).

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104.1*		Cover Page Interactive Data File (embedded within the Inline XBRL document)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2020.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 21, 2020.

Signature		Title

*		Chairman of the Board
Robert L. Potter

/s/ Cindy B. Taylor		Director, President & Chief Executive Officer
Cindy B. Taylor		(Principal Executive Officer)

/s/ Lloyd A. Hajdik		Executive Vice President, Chief Financial Officer
Lloyd A. Hajdik		and Treasurer
(Principal Financial Officer)

/s/ Brian E. Taylor		Vice President, Controller and Chief Accounting Officer
Brian E. Taylor		(Principal Accounting Officer)

*		Director
Lawrence R. Dickerson

*		Director
Darrell E. Hollek

*		Director
S. James Nelson, Jr.

*		Director
Christopher T. Seaver

*		Director
William T. Van Kleef

*		Director
Hallie A. Vanderhider

*		Director
E. Joseph Wright

*By:	/s/ Lloyd A. Hajdik
Lloyd A. Hajdik, pursuant to a power of
attorney filed as Exhibit 24.1 to this
Annual Report on Form 10-K

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment - Downhole Technologies
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, goodwill is evaluated for impairment annually on December 1 and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Based on this quantitative assessment, the Company concluded that the goodwill amount recorded in its Downhole Technologies reporting unit was partially impaired and recognized a goodwill impairment charge of $165.0 million in the fourth quarter of 2019. As reflected in the Company's consolidated financial statements, at December 31, 2019, the Company's goodwill was $192.5 million in the Downhole Technologies reporting unit.
Auditing management's goodwill impairment test for the Company's reporting unit was subjective and required the involvement of specialists due to the significant measurement uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate attributable to the income approach was sensitive to changes in significant assumptions such as the estimated future net annual cash flows and the discount rate, both of which are affected by published industry trends and market forecasts of commodity prices, rig count, well count, and onshore drilling and completion spending.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment assessment process. For example, we tested controls over the Company's forecasting process as well as controls over management's review of the significant assumptions in estimating the fair value of the reporting unit and the related evaluation of management's specialist.
To test the fair value of the reporting unit, specifically using the income approach, our audit procedures included assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company's forecast by comparing the significant assumptions to current industry and economic trends, and also by assessing the historical accuracy of management's estimates. For example, we evaluated the forecasted revenue by analyzing trends in market growth and related margin assumptions as well as changes in estimates compared to historical results. In addition, we also performed sensitivity analyses of significant assumptions to evaluate changes in the fair value of the reporting unit resulting from changes in the assumptions. We also involved a valuation specialist to assist in evaluating the significant assumptions in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2000.

Houston, Texas
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Oil States International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oil States International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and related notes, and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2020

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Products	$483,359	$501,822	$303,802
Service	533,995	586,311	366,825
	1,017,354	1,088,133	670,627

Costs and expenses:
Product costs	369,194	366,453	219,466
Service costs	433,395	468,060	301,289
Cost of revenues (exclusive of depreciation and amortization expense presented below)	802,589	834,513	520,755
Selling, general and administrative expenses	122,932	138,070	114,816
Depreciation and amortization expense	123,319	123,530	107,667
Impairment of goodwill	165,000	—	—
Impairment of fixed assets	33,697	—	—
Other operating (income) expense, net	(2,003)	(2,104)	1,261
	1,245,534	1,094,009	744,499
Operating loss	(228,180)	(5,876)	(73,872)

Interest expense	(17,898)	(19,314)	(4,674)
Interest income	262	319	359
Other income, net	5,089	3,139	775
Loss before income taxes	(240,727)	(21,732)	(77,412)
Income tax (provision) benefit	8,919	2,627	(7,438)
Net loss	$(231,808)	$(19,105)	$(84,850)

Net loss per share:
Basic	$(3.90)	$(0.33)	$(1.69)
Diluted	(3.90)	(0.33)	(1.69)

Weighted average number of common shares outstanding:
Basic	59,379	58,712	50,139
Diluted	59,379	58,712	50,139
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(231,808)	$(19,105)	$(84,850)

Other comprehensive income (loss):
Currency translation adjustments, net of tax	3,462	(13,088)	11,766
Other	189	184	41
Total other comprehensive income (loss)	3,651	(12,904)	11,807
Comprehensive loss	$(228,157)	$(32,009)	$(73,043)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$8,493	$19,316
Accounts receivable, net	233,487	283,607
Inventories, net	221,342	209,393
Prepaid expenses and other current assets	20,107	21,715
Total current assets	483,429	534,031

Property, plant and equipment, net	459,724	540,427
Operating lease assets, net	43,616	—
Goodwill, net	482,306	647,018
Other intangible assets, net	230,091	255,301
Other noncurrent assets	28,701	27,044
Total assets	$1,727,867	$2,003,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$25,617	$25,561
Accounts payable	78,368	77,511
Accrued liabilities	48,840	60,730
Current operating lease liabilities	8,311	—
Income taxes payable	4,174	3,072
Deferred revenue	17,761	14,160
Total current liabilities	183,071	181,034

Long-term debt	222,552	306,177
Long-term operating lease liabilities	35,777	—
Deferred income taxes	38,079	53,831
Other noncurrent liabilities	24,421	23,011
Total liabilities	503,900	564,053

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 72,546,321 shares and 71,753,937 shares issued, respectively	726	718
Additional paid-in capital	1,114,521	1,097,758
Retained earnings	797,710	1,029,518
Accumulated other comprehensive loss	(67,746)	(71,397)
Treasury stock, at cost, 12,045,065 and 11,784,242 shares, respectively	(621,244)	(616,829)
Total stockholders' equity	1,223,967	1,439,768
Total liabilities and stockholders' equity	$1,727,867	$2,003,821
The accompanying notes are an integral part of these financial statements

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid‑In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2016	$623	$731,562	$1,133,473	$(70,300)	$(591,051)	$1,204,307
Net loss	—	—	(84,850)	—	—	(84,850)
Currency translation adjustment (excluding intercompany advances)	—	—	—	11,316	—	11,316
Currency translation adjustment on intercompany advances	—	—	—	450	—	450
Other comprehensive income	—	—	—	41	—	41
Stock-based compensation expense:
Restricted stock	4	21,801	—	—	—	21,805
Stock options	—	1,244	—	—	—	1,244
Stock repurchases	—	—	—	—	(16,283)	(16,283)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(5,317)	(5,317)
Balance, December 31, 2017	627	754,607	1,048,623	(58,493)	(612,651)	1,132,713
Net loss	—	—	(19,105)	—	—	(19,105)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(10,984)	—	(10,984)
Currency translation adjustment on intercompany advances	—	—	—	(2,104)	—	(2,104)
Other comprehensive income	—	—	—	184	—	184
Stock-based compensation expense:
Restricted stock	4	22,153	—	—	—	22,157
Stock options	—	492	—	—	—	492
Issuance of common stock in connection with GEODynamics Acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,683	—	—	—	25,683
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(4,178)	(4,178)
Balance, December 31, 2018	718	1,097,758	1,029,518	(71,397)	(616,829)	1,439,768
Net loss	—	—	(231,808)	—	—	(231,808)
Currency translation adjustment (excluding intercompany advances)	—	—	—	3,925	—	3,925
Currency translation adjustment on intercompany advances	—	—	—	(463)	—	(463)
Other comprehensive income	—	—	—	189	—	189
Stock-based compensation expense:
Restricted stock	8	16,707	—	—	—	16,715
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,698)	(3,698)
Common stock withdrawn from deferred compensation plan	—	3	—	—	40	43
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(231,808)	$(19,105)	$(84,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	123,319	123,530	107,667
Impairment of goodwill	165,000	—	—
Impairment of fixed assets	33,697	—	—
Stock-based compensation expense	16,768	22,649	23,049
Amortization of debt discount and deferred financing costs	7,884	7,408	1,158
Deferred income tax expense (benefit)	(15,469)	(3,489)	16,342
Gain on disposals of assets	(4,291)	(6,288)	(700)
Other, net	3,079	1,411	288
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	50,257	(16,792)	21,128
Inventories	(10,774)	(7,283)	11,339
Accounts payable and accrued liabilities	(6,173)	5,796	14,048
Income taxes payable	662	802	(4,126)
Other operating assets and liabilities, net	5,281	(5,469)	(9,961)
Net cash flows provided by operating activities	137,432	103,170	95,382

Cash flows from investing activities:
Capital expenditures	(56,116)	(88,024)	(35,171)
Proceeds from disposition of property, plant and equipment	6,046	3,659	2,134
Acquisitions of businesses, net of cash acquired	—	(379,676)	(12,859)
Proceeds from flood insurance claims	—	3,850	—
Other, net	(1,912)	(1,184)	(1,719)
Net cash flows used in investing activities	(51,982)	(461,375)	(47,615)

Cash flows from financing activities:
Revolving credit facility borrowings	246,828	835,467	206,015
Revolving credit facility repayments	(331,041)	(699,322)	(248,199)
Issuance of 1.50% convertible senior notes	—	200,000	—
Purchases of 1.50% convertible senior notes	(6,724)	—	—
Other debt and finance lease repayments, net	(500)	(537)	(517)
Payment of financing costs	(16)	(7,372)	(759)
Purchase of treasury stock	(757)	—	(16,283)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(3,698)	(4,178)	(5,317)
Net cash flows (used in) provided by financing activities	(95,908)	324,058	(65,060)

Effect of exchange rate changes on cash and cash equivalents	(365)	4	1,952
Net change in cash and cash equivalents	(10,823)	(34,143)	(15,341)
Cash and cash equivalents, beginning of year	19,316	53,459	68,800
Cash and cash equivalents, end of year	$8,493	$19,316	$53,459

Cash paid for:
Interest	$9,626	$9,864	$4,206
Income taxes, net of refunds	(1,303)	2,993	(174)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
The Consolidated Financial Statements include the accounts of Oil States International, Inc. ("Oil States" or the "Company") and its consolidated subsidiaries. Investments in unconsolidated affiliates, in which the Company is able to exercise significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions between the Company and its consolidated subsidiaries have been eliminated in the accompanying consolidated financial statements. Certain prior-year amounts in the Company's consolidated financial statements have been reclassified to conform to the current year presentation.
The Company, through its subsidiaries, is a leading provider of specialty products and services to oil and gas companies throughout the world. The Company operates in a substantial number of the world's active crude oil and natural gas producing regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
The Company operates through three business segments – Well Site Services, Downhole Technologies and Offshore/Manufactured Products. On January 12, 2018, the Company acquired GEODynamics, Inc., ("GEODynamics" and the "GEODynamics Acquisition"). These acquired operations are reported as the Downhole Technologies segment. On February 28, 2018, the Company acquired Falcon Flowback Services, LLC ("Falcon"), which was integrated into the Completion Services business unit. There have been no other changes in reporting structure.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include goodwill and long-lived asset impairment, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, the fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, reserves on inventory, allowances for doubtful accounts and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, investments, receivables, payables, debt instruments and foreign currency forward contracts. The Company believes that the carrying values of these instruments, other than its 1.50% convertible senior notes due 2023 (the "Notes") described in Note 7, "Long-term Debt," on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of December 31, 2019 was $173.9 million, based on quoted market prices (a Level 1 fair value measurement), which compares to $192.3 million in principal amount of the Notes.
Inventories
Inventories consist of consumable oilfield products, manufactured equipment, spare parts for manufactured equipment, and work-in-process. Inventories also include raw materials, labor, subcontractor charges, manufacturing overhead and supplies and are carried at the lower of cost or net realizable value, or estimated fair market value at acquisition date if acquired in a business combination. The cost of inventories is determined on an average cost or specific-identification method. A reserve for excess and/or obsolete inventory is maintained based on the age, turnover or condition of the inventory.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under finance lease, using the straight-line method, after allowing for estimated salvage value where applicable, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. Goodwill is evaluated for impairment annually on December 1 and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Reporting units with goodwill as of December 31, 2019 include Completion Services, Downhole Technologies and Offshore/Manufactured Products. In the evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. Management estimates the fair value of each reporting unit and compares that fair value to its recorded carrying value. Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, the total market capitalization of the Company is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded. As further discussed in Note 6, “Goodwill and Other Intangible Assets,” the Company concluded that goodwill recorded in its Downhole Technologies segment was partially impaired during the fourth quarter of 2019 and recognized a non-cash impairment charge of $165.0 million. The goodwill impairment test performed as of December 1, 2019 indicated that the fair value of each of the other reporting unit is greater than its carrying amount. No other goodwill impairment losses have been recorded for the periods presented.
For other amortized intangible assets, the useful life of the intangible asset is reviewed and evaluated each reporting period for events and circumstances that may warrant a revision of the remaining useful life. Based on the Company's review, the carrying values of its other intangible assets are recoverable, and no impairment losses have been recorded for the periods presented.
See Note 6, "Goodwill and Other Intangible Assets."
Impairment of Long-Lived Assets
The recoverability of the carrying values of long-lived assets at the asset group level, including finite-lived intangible assets, is assessed whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss, if any, equals the excess of the carrying value over the fair value of the asset group. The fair value of the asset group is based on appraised values, prices of similar assets (if available), or discounted cash flows. As further discussed in Note 4, “Details of Selected Balance Sheet Accounts,” the Company reduced the carrying value of its vertical drilling rigs in the third quarter of 2019 to the estimated salvage or fair value and recorded a non-cash fixed asset impairment charge of $33.7 million. No additional impairment losses have been recorded for the periods presented.
Leases
The Company leases a portion of its facilities, office space, equipment and vehicles under contracts which provide it with the right to control identified assets. Following adoption of the new lease accounting guidance effective January 1, 2019, the Company recognizes the right to use identified assets under operating leases (with an initial term of greater than 12 months) as operating lease assets and the related obligations to make payments under the lease arrangements as operating lease liabilities. Consistent with the Company's historical practice, finance lease obligations, which are not material, are classified within long-term debt while related assets are included within property, plant and equipment. Lease assets and liabilities are recorded at the commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Most of the Company's leases do not provide an implicit interest rate. Therefore, the Company's incremental borrowing rate, based on available information at the lease commencement date, is used to determine the present value of lease payments.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expense totaled $7.0 million, $6.6 million and $5.3 million in 2019, 2018 and 2017, respectively.
Foreign Currency and Other Comprehensive Loss
Gains and losses resulting from balance sheet translation of international operations where the local currency is the functional currency are included as a component of accumulated other comprehensive loss within stockholders' equity and represent substantially all of the accumulated other comprehensive loss balance. Remeasurements of intercompany advances denominated in a currency other than the functional currency of the entity that are of a long-term investment nature are recognized as a separate component of other comprehensive loss within stockholders' equity. Gains and losses resulting from balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany advances that are of a long-term investment nature, are included in the consolidated statements of operations within "other operating (income) expense, net" as incurred and were not material during the periods presented.
Currency Exchange Rate Risk
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2019 and 2018, the Company had no outstanding foreign currency forward purchase contracts.
Revenue and Cost Recognition
The Company accounts for revenue in accordance with Financial and Accounting Standards Board ("FASB") guidance on revenue from contracts with customers ("ASC 606"), which the Company adopted as of January 1, 2018. Adoption of this new guidance did not have a material impact on the Company's recognition of revenues.
The Company's revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to under ASC 606 as a "performance obligation," and to which revenue is allocated. The Company recognizes revenue and the related cost when, or as, the performance obligations are satisfied. The majority of significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. For contracts with multiple distinct performance obligations, the Company allocates revenue to the identified performance obligations in the contract. The Company's product sales terms do not include significant post-performance obligations.
The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 34%, 29% and 22% of consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 66%, 71% and 78% of consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The majority of the Company's revenue recognized over time is for services provided under short-term contracts with revenue recognized as the customer receives and

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

consumes the services. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which, under the new standard, revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore/Manufactured Products segment (also referred to as "project-driven products"), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. Management believes this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
Contract estimates for project-related contracts involving custom engineered products are based on various assumptions to project the outcome of future events that may span several years. Changes in assumptions that may affect future project costs and margins include production efficiencies, the complexity of the work to be performed and the availability and costs of labor, materials and subcomponents. As a significant change in one or more of these estimates could affect the profitability of the Company's contracts, contract-related estimates are reviewed regularly. The Company recognizes adjustments in estimated costs and profits on contracts in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss will be incurred on the contract, the full loss is recognized in the period it is identified.
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
Product costs and service costs include all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. As disclosed in the consolidated statements of operations, product costs and service costs exclude depreciation and amortization expense and impairment of fixed assets, which are separately presented. Selling, general and administrative costs are charged to expense as incurred.
As of December 31, 2019, the Company had $159.1 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 42% of this remaining backlog is expected to be recognized as revenue in 2020 and the balance thereafter.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.
As further discussed in Note 9, "Income Taxes," on December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act ("Tax Reform Legislation") was signed into law which enacts significant changes to U.S. tax and related laws, including certain key U.S. federal income tax provisions applicable to oilfield service and manufacturing companies such as the Company. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 118, the Company recorded provisional estimates to reflect the effect of the Tax Reform Legislation on the Company's income tax assets and liabilities as of December 31, 2017. During 2018, the Company adjusted these provisional estimates based upon additional guidance issued by the Internal Revenue Service.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Company generally was subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
As of December 31, 2019, the Company's total investment in foreign subsidiaries is considered to be indefinitely reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income and assessment of future business and tax planning strategies. During 2019, 2018 and 2017, the Company recorded valuation allowances primarily with respect to net operating loss carryforwards of certain operations outside the United States. As a result of the changes in U.S. tax laws in 2017 discussed above, the Company also recorded a valuation allowance on its foreign tax credit carryforwards during the fourth quarter of 2017.
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
Allowances for Doubtful Accounts
The determination of the collectability of amounts due from customers requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing our portfolio on an individual customer basis taking into account current and expected future market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of our customers. Based on a review of these factors, we will establish or adjust allowances for trade and unbilled receivables.
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
Earnings per Share
Diluted earnings per share ("EPS") amounts include the effect, if dilutive, of the Company's outstanding stock options, restricted stock and convertible securities under the treasury stock method. Currently issued and outstanding shares of restricted stock remain subject to vesting requirements. The Company is required to compute earnings per share amounts under the two class method in periods with earnings. Holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as holders of outstanding common stock and are thus considered participating securities. Under applicable accounting guidance, undistributed earnings, if any, for each period are allocated based on the participation rights of both the common stockholders and

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis.
The presentation of basic EPS amounts on the face of the accompanying consolidated statements of operations is computed by dividing the net income or loss applicable to the Company's common stockholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income or loss included in the numerator excludes the impact, if any, of dilutive common stock equivalents.
Stock-Based Compensation
The fair value of share-based payments is estimated using the quoted market price of the Company's common stock and pricing models as of the date of grant as further discussed in Note 12, "Long-Term Incentive and Deferred Compensation Plans." The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service-based awards, the Company issues performance-based awards, which are conditional based upon Company performance and may vest in an amount that will depend on the Company's achievement of specified performance objectives.
Guarantees
Some product sales in the Offshore/Manufactured Products segment are sold with an assurance warranty, generally ranging from 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region.
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2019, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $19.3 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

In connection with the adoption of the new standard, the Company recorded $47.7 million of operating lease assets and liabilities as of January 1, 2019. The standard did not materially impact the Company's consolidated statement of operations and had no impact on cash flows. As of December 31, 2019, net operating lease assets and liabilities totaled $43.6 million and $44.1 million, respectively.
On January 1, 2018, the Company adopted FASB issued guidance on revenue from contracts with customers that superseded the previous revenue recognition guidance, using the modified retrospective transition method. Prior periods were not retrospectively adjusted. Based on analysis of existing contracts with customers, the Company concluded that the cumulative impact of the new standard was not material to its consolidated financial statements through January 1, 2018.
4. Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2019 and 2018 is presented below (in thousands).

	2019	2018
Accounts receivable, net:
Trade	$178,813	$227,052
Unbilled revenue	28,341	35,674
Contract assets	26,034	21,201
Other	9,044	6,381
Total accounts receivable	242,232	290,308
Allowance for doubtful accounts	(8,745)	(6,701)
	$233,487	$283,607

	2019	2018
Deferred revenue (contract liabilities)	$17,761	$14,160

For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company's larger project-related contracts within the Offshore/Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company's right to consideration for work completed but not billed as of December 31, 2019 and 2018 on certain project-related contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2019, the $4.8 million net increase in contract assets was primarily attributable to $25.0 million in revenue recognized during the year, which was partially offset by $20.0 million transferred to accounts receivable. Deferred revenue increased by $3.6 million in 2019, reflecting $12.2 million in new customer billings which were not recognized as revenue during the year, partially offset by the recognition of $8.5 million of revenue that was deferred at the beginning of the period.
For the year ended December 31, 2018, the $20.0 million net decrease in contract assets was primarily attributable to $17.7 million in revenue recognized during the year, which was more than offset by $38.0 million transferred to accounts receivable. Deferred revenue decreased by $4.1 million in 2018, reflecting the recognition of $11.1 million of revenue that was deferred at the beginning of the period, partially offset by $7.4 million in new customer billings which were not recognized as revenue during the year.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2019	2018
Inventories, net:
Finished goods and purchased products	$107,691	$96,195
Work in process	21,963	20,552
Raw materials	110,719	111,197
Total inventories	240,373	227,944
Allowance for excess or obsolete inventory	(19,031)	(18,551)
	$221,342	$209,393

	Estimated Useful Life (in years)			2019	2018
Property, plant and equipment, net:
Land				$37,507	$37,545
Buildings and leasehold improvements	2	–	40	273,384	259,834
Machinery and equipment	1	–	28	246,826	483,629
Completion Services equipment	2	–	10	510,737	492,183
Office furniture and equipment	3	–	10	45,309	43,654
Vehicles	2	–	10	97,264	122,982
Construction in progress				13,281	29,451
Total property, plant and equipment				1,224,308	1,469,278
Accumulated depreciation				(764,584)	(928,851)
				$459,724	$540,427

During the third quarter of 2019, the Company made the strategic decision to reduce the scope of its Drilling Services business unit (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market, particularly the Permian Basin. As a result of this decision, the carrying value of 25 rigs which were decommissioned or sold was reduced to their estimated salvage value, resulting in the recognition of a $25.5 million non-cash impairment charge. Additionally, indicators of impairment were identified for the remaining rigs which the Company plans to continue operating. The Company performed a fair value assessment on the remaining drilling rigs and recognized an additional non-cash impairment charge of $8.2 million (a Level 3 fair value measurement). This fixed asset impairment charge was based in part on the estimated future cash flows that these assets are projected to generate (income approach), which included unobservable inputs that required significant judgments including projected day rates and costs, rig utilization and remaining economic useful life. The income approach was also weighted with a market approach, which included estimates of the selling price for each drilling rig, resulting in a fair value measurement of $4.9 million. These non-cash charges totaling $33.7 million are reported in the Drilling Services business and are separately presented in the consolidated statement of operations. In connection with this fixed asset impairment and as reflected in the preceding table, the cost basis of drilling rigs (included in machinery and equipment) and other fixed assets, along with related accumulated depreciation, were both reduced by a total of $257.8 million in 2019.
During 2018, the Company and its insurance carriers reached a final settlement on flood insurance claims resulting from Hurricane Harvey in 2017. In connection with this settlement, the Company's Offshore/Manufactured Products segment recognized a gain of $3.8 million following the remediation and repair of buildings and equipment and, to a lesser extent, the disposal of equipment damaged beyond repair. This gain is reported as other operating income in the accompanying consolidated statement of operations for the year ended December 31, 2018.
Depreciation expense was $96.5 million, $97.2 million and $99.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

	2019	2018
Other noncurrent assets:
Deferred compensation plan	$22,268	$20,468
Deferred income taxes	685	761
Other	5,748	5,815
	$28,701	$27,044

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2019	2018
Accrued liabilities:
Accrued compensation	$24,930	$29,867
Insurance liabilities	9,108	9,177
Accrued taxes, other than income taxes	3,424	4,530
Accrued commissions	1,481	1,484
Other	9,897	15,672
	$48,840	$60,730

5. Business Acquisitions
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which was funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 7, "Long-term Debt"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of approximately $295 million as of the closing date of the acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum. Under the terms of the purchase agreement, the Company is entitled to indemnification in respect of certain matters occurring prior to acquisition and payments due under the promissory note are subject to set-off, in part or in full, in respect of such indemnified matters. See Note 14, "Commitments and Contingencies."
GEODynamics' results of operations (reported as the Downhole Technologies segment) have been included in the Company's consolidated financial statements subsequent to the closing of the acquisition on January 12, 2018.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon, a full-service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. Falcon provides additional scale and diversity to Completion Services' well testing operations in key shale plays in the United States. The purchase price was $84.2 million (net of cash acquired). The Falcon acquisition was funded by borrowings under the Company's Revolving Credit Facility. Under the terms of the purchase agreement, the Company is entitled to indemnification in respect of certain matters occurring prior to the acquisition. Falcon's results of operations have been included in the Company's consolidated financial statements and have been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The GEODynamics and Falcon acquisitions have been accounted for using the acquisition method of accounting. The following table summarizes the fair value of assets acquired and liabilities assumed in the acquisitions, as of their respective dates of acquisitions (in thousands):

	GEODynamics		Falcon
Accounts receivable, net	$36,193		$21,029
Inventories	35,701		242
Property, plant and equipment	25,769		26,979
Intangible assets
Customer relationships	105,000		18,254
Patents/Technology/Know-how	48,000		—
Tradenames	40,000		4,771
Noncompete agreements	13,000		1,226
Other assets	1,627		491
Accounts payable and accrued liabilities	(21,550)		(10,532)
Deferred income taxes	(24,035)	(a)	—
Other liabilities	(1,867)		(167)
Total identifiable net assets	257,838		62,293
Goodwill	357,502	(b)	21,953	(c)
Total net assets	$615,340		$84,246

Consideration consists of:
Cash, net of cash acquired	$295,430		$84,246
Oil States common stock	294,910	(d)	—
Promissory note	25,000		—
Total consideration	$615,340		$84,246
____________________

a.
In connection with the acquisition accounting for GEODynamics, the Company provided deferred taxes related to, among other items, fair value adjustments for acquired property, plant and equipment, intangible assets and U.S. tax net operating loss carryforwards.

b.
Goodwill recognized is primarily attributable to expected synergies resulting from combining the operations of the Company and GEODynamics, as well as intangible assets which did not qualify for separate recognition. The amount of goodwill that is deductible for income tax purposes is not significant.

c.
Goodwill recognized is primarily attributable to expected synergies resulting from combining the operations of the Company and Falcon, as well as intangible assets which did not qualify for separate recognition. All goodwill is deductible for income tax purposes.

d.
In accordance with FASB issued guidance, the 8.66 million shares of common stock issued by the Company were valued at $34.05 per share, the closing price of the Company's common stock on January 12, 2018. The Company's common stock price was $23.40 per share on December 12, 2017, when it entered into the definitive agreement to purchase GEODynamics.

During the years ended December 31, 2018 and 2017, the Company expensed $3.6 million and $0.9 million, respectively, in transaction-related costs incurred in connection with the acquisitions of GEODynamics and Falcon, which are included within selling, general and administrative expense and within other operating (income) expense, net.

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
6. Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill at the "reporting unit" level using a fair value approach. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level.
The Company has three reporting units – Completion Services, Downhole Technologies and Offshore/Manufactured Products – with goodwill balances totaling $646.7 million as of September 30, 2019. Goodwill is allocated to each reporting unit based on acquisitions made by the Company. In accordance with current accounting guidance, the Company does not amortize goodwill, but rather assesses goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded.
During the fourth quarter of 2019, U.S. land-based completion activity declined significantly from levels experienced over the previous three quarters. Additionally, a number of other market indicators declined to levels not experienced in recent years. Consistent with other oilfield service industry peers, the Company's stock price declined and its market capitalization was below the carrying value of stockholders' equity. Given current market conditions, the Company reduced its near-term outlook for demand related to its short-cycle products and services in the U.S. shale play regions. This refined outlook was incorporated in the December 1, 2019 annual impairment assessment, which indicated that the fair value of the Downhole Technologies segment was less than its carrying amount.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. The valuation techniques used in the December 1, 2019 assessment were consistent with those used during previous testing, except for the Downhole Technologies reporting unit where the income approach was used to estimate its fair value – with the market approach used only to validate the results in 2019. The fair value of the Company's reporting units were determined using significant unobservable inputs (a Level 3 fair value measurement).
The income approach estimates the fair value of each reporting unit by discounting the Company's current forecast of future cash flows by its estimate of the discount rate (or expected return) that a market participant would require. The starting point for each reporting unit's forecasted cash flows was based on the reporting unit's 2020 operating plan. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results. The market approach involves judgment in the selection of the appropriate peer group companies and valuation multiples.
Significant assumptions used in the income approach include, among others, the estimated future net annual cash flows and discount rates for each reporting unit. Management selected estimates used in the discounted cash flow projections using historical data as well as current and anticipated market conditions and estimated growth rates. These estimates are based upon assumptions that consider published industry trends and market forecasts of commodity prices, rig count, well count and offshore/onshore drilling and completion spending, and are believed to be reasonable. However, given the inherent estimation uncertainty in the assumptions underlying a discounted cash flow analysis, actual conditions may differ materially from the Company's estimates, which could result in additional impairment charges.
Based on this quantitative assessment, the Company concluded that the goodwill amount recorded in its Downhole Technologies reporting unit was partially impaired and recognized a non-cash goodwill impairment charge of $165.0 million in the fourth quarter of 2019. This impairment charge did not impact the Company's liquidity position, its debt covenants or cash flows. Following the impairment charge, the Downhole Technologies reporting unit did not have a fair value substantially in excess of its carrying amount. The fair value of the Completion Services and Offshore/Manufactured Products reporting units exceeded their carrying amounts by 24% and 38% respectively, as of December 1, 2019.
The discount rates used to value the Company's reporting units ranged between 12.5% and 13.0%. Holding all other assumptions and inputs used in each of the respective discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $28 million.
The Company amortizes the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment if there are indicators of impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on either appraised values or discounted cash flows. As of December 31, 2019 and 2018, no provisions for impairment of other intangible assets were required.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore / Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2017
Goodwill	$199,631	$22,767	$222,398	$—	$162,906	$385,304
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	105,103	—	105,103	—	162,906	268,009
Goodwill acquired	21,953	—	21,953	357,502	—	379,455
Foreign currency translation	(2)	—	(2)	—	(444)	(446)
Balance as of December 31, 2018	$127,054	$—	$127,054	$357,502	$162,462	$647,018

Balance as of December 31, 2018
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,462	$764,313
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	127,054	—	127,054	357,502	162,462	647,018
Goodwill impairment	—	—	—	(165,000)	—	(165,000)
Foreign currency translation	—	—	—	—	288	288
Balance as of December 31, 2019	$127,054	$—	$127,054	$192,502	$162,750	$482,306

Balance as of December 31, 2019
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,750	$764,601
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	(165,000)	—	(282,295)
	$127,054	$—	$127,054	$192,502	$162,750	$482,306

The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2019 and 2018 (in thousands):

	2019			2018
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,278	$44,296	$123,982	$167,811	$33,247	$134,564
Patents/Technology/Know-how	85,919	30,791	55,128	84,903	23,418	61,485
Noncompete agreements	17,125	11,061	6,064	18,705	7,544	11,161
Tradenames and other	53,708	8,791	44,917	53,708	5,617	48,091
Total other intangible assets	$325,030	$94,939	$230,091	$325,127	$69,826	$255,301

Amortization expense was $26.8 million, $26.3 million and $8.7 million in the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average remaining amortization period for all intangible assets, other than goodwill, was 12.9 years as of December 31, 2019 and 13.5 years as of December 31, 2018. Amortization expense is expected to total $25.0 million in 2020, $20.6 million in 2021, $19.7 million in 2022, $16.7 million in 2023 and $16.7 million in 2024.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Long-term Debt
As of December 31, 2019 and 2018, long-term debt consisted of the following (in thousands):

	2019	2018
Revolving Credit Facility(1)	$50,534	$134,096
1.50% convertible senior notes(2)	167,594	167,102
Promissory note	25,000	25,000
Other debt and finance lease obligations	5,041	5,540
Total debt	248,169	331,738
Less: Current portion	(25,617)	(25,561)
Total long-term debt	$222,552	$306,177

____________________

(1)	Presented net of $1.4 million and $2.0 million of unamortized debt issuance costs as of December 31, 2019 and 2018, respectively.

(2)	The outstanding principal amount of the 1.50% convertible senior notes was $192.3 million and $200.0 million as of December 31, 2019 and 2018, respectively.
Scheduled maturities of total debt as of December 31, 2019, are as follows (in thousands):

2020	$25,617
2021	569
2022	51,134
2023	168,037
2024	450
Thereafter	2,362
$248,169

Revolving Credit Facility
The Company's senior secured revolving credit facility, as amended (the "Revolving Credit Facility") is governed by a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto, dated as of January 30, 2018, as amended and restated (the "Credit Agreement"), and matures on January 30, 2022. The Credit Agreement governs the Company's Revolving Credit Facility. The Revolving Credit Facility provides for $350 million in lender commitments with an option to increase the maximum borrowings to $500 million subject to additional lender commitments prior to its maturity on January 30, 2022. Under the Revolving Credit Facility, $50 million is available for the issuance of letters of credit.
As of December 31, 2019, the Company had $51.9 million of borrowings outstanding under the Credit Agreement and $19.3 million of outstanding letters of credit, leaving $131.1 million available to be drawn. The total amount available to be drawn under the Revolving Credit Facility was less than the lender commitments as of December 31, 2019, due to limits imposed by maintenance covenants in the Credit Agreement.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Each of the factors considered in the calculation of these ratios are defined in the Credit Agreement. Consolidated EBITDA and consolidated interest, as defined, exclude non-cash goodwill and fixed asset impairment charges, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
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
As of December 31, 2019, the Company was in compliance with its debt covenants.
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
During 2019, the Company repurchased $7.8 million in principal amount of the outstanding Notes for $6.7 million, which approximated the net carrying amount of the related liability.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6.0%, which is greater than the cash interest payments the Company is obligated to pay on the Notes. Interest expense associated with the Notes for the years ended December 31, 2019 and 2018 was $10.2 million and $9.0 million, respectively, while the related contractual cash interest expense totaled $3.0 million and $2.8 million, respectively.
The following table presents the carrying amounts of the Notes in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Principal amount of the liability component	$192,250	$200,000
Less: Unamortized discount	21,544	28,825
Less: Unamortized issuance costs	3,112	4,073
Net carrying amount of the liability component	$167,594	$167,102

Net carrying amount of the equity component	$25,683	$25,683

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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Notes contain certain events of default as set forth in the Indenture. As of December 31, 2019, none of the conditions allowing holders of the Notes to convert, or requiring the Company to repurchase the Notes, had been met.
Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in part or in full, against certain indemnification claims related to matters occurring prior to the Company's acquisition of GEODynamics. As more fully described in Note 14, "Commitments and Contingencies," the Company has provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of these indemnity claims. The Company expects that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

8. Leases
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2019 (in thousands):

2020	$10,197
2021	8,416
2022	6,225
2023	5,242
2024	4,621
Thereafter	18,370
Total lease payments	53,071
Less: Imputed interest	(8,983)
Present value of operating lease liabilities	44,088
Less: Current portion	(8,311)
Total long-term operating lease liabilities	$35,777

Weighted-average remaining lease term (years)	7.2
Weighted-average discount rate	5.0%

Operating lease expense was $17.9 million, $14.9 million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the year ended December 31, 2019 (in thousands):

Operating lease expense components:
Leases with initial term of greater than 12 months	$11,972
Leases with initial term of 12 months or less	5,906
Total operating lease expense	$17,878
The following table provides information regarding the non-cash impact of operating lease additions for the year ended December 31, 2019 (in thousands):

Operating lease assets obtained in exchange for operating lease liabilities:
Upon adoption of standard (January 1, 2019)	$47,721
Subsequent to adoption of standard	6,013
Total non-cash operating lease additions	$53,734

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9. Income Taxes
Consolidated loss before income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018	2017
United States	$(254,291)	$(29,424)	$(77,138)
Foreign	13,564	7,692	(274)
Total	$(240,727)	$(21,732)	$(77,412)

The 2019 U.S. loss before income taxes includes a non-cash goodwill impairment charge of $165.0 million and a non-cash fixed asset impairment charge of $33.7 million. The goodwill impairment charge is not deductible for income tax purposes.
Components of income tax provision (benefit) for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018	2017
Current:
United States	$300	$(5,549)	$(11,288)
U.S. state	292	1,534	1,079
Foreign	5,958	4,877	1,305
	6,550	862	(8,904)
Deferred:
United States	(13,972)	(2,592)	15,888
U.S. state	(473)	(95)	(729)
Foreign	(1,024)	(802)	1,183
	(15,469)	(3,489)	16,342
Total income tax provision (benefit)	$(8,919)	$(2,627)	$7,438

A reconciliation of the U.S. statutory tax benefit rate to the effective tax provision (benefit) rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
U.S. statutory tax benefit rate	(21.0)%	(21.0)%	(35.0)%
Impairment of goodwill	14.4	—	—
Effect of Tax Reform Legislation	—	(26.1)	36.4
Valuation allowance against tax assets	0.8	14.0	4.0
Non-deductible compensation	0.3	5.7	1.0
Other non-deductible expenses	0.2	12.6	2.7
Effect of foreign income taxed at different rates	0.7	0.5	(0.3)
State income taxes, net of federal benefits	(0.4)	(0.3)	(1.4)
Other, net	1.3	2.5	2.2
Effective tax provision (benefit) rate	(3.7)%	(12.1)%	9.6%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Foreign tax credit carryforwards	$20,360	$19,836
Net operating loss carryforwards	54,772	50,737
Employee benefits	10,778	12,583
Inventory	7,725	6,065
Other	4,686	4,488
Gross deferred tax asset	98,321	93,709
Valuation allowance	(35,828)	(33,762)
Net deferred tax asset	62,493	59,947
Deferred tax liabilities:
Tax over book depreciation	(36,387)	(46,942)
Intangible assets	(56,867)	(57,867)
Convertible senior notes discount	(4,964)	(6,569)
Other	(1,669)	(1,639)
Deferred tax liability	(99,887)	(113,017)
Net deferred tax liability	$(37,394)	$(53,070)

	2019	2018
Balance sheet classification:
Other non-current assets	$685	$761
Deferred tax liability	(38,079)	(53,831)
Net deferred tax liability	$(37,394)	$(53,070)

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
As a result of these U.S. tax law changes, during 2017 the Company recorded a net provisional charge of $28.2 million within income tax provision, consisting primarily of incremental income tax expense of $41.4 million related to the one-time, mandatory transition tax on the Company's unremitted foreign subsidiary earnings (the "Transition Tax") and a valuation allowance established against the Company's foreign tax credit carryforwards which were recorded as assets prior to Tax Reform Legislation, offset by a tax benefit of $13.2 million related the remeasurement of the Company's U.S. net deferred tax liabilities based on the new 21% U.S. corporate income tax rate. The Company did not incur a material cash tax payable with respect to the Transition Tax. During 2018, the Company adjusted its December 2017 provisional estimates with respect to Tax Reform Legislation resulting in an income tax benefit of $5.8 million.
The Company had $166.3 million of U.S. federal net operating loss ("NOL") carryforwards as of December 31, 2019, which can be carried forward indefinitely. Approximately $106.2 million of the U.S. federal NOL carryforwards are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. The Company's state NOL carryforwards as of December 31, 2019 totaled $138.5 million, of which $15.0 million are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. As of December 31, 2019, the Company had NOL carryforwards related to certain of its international operations totaling $39.2 million, of which $18.5 million can be carried forward indefinitely. As of December 31, 2019 and 2018, the Company had recorded valuation allowances of $15.5 million and $13.9 million, respectively, with respect to state and foreign NOL carryforwards.
As of December 31, 2019, the Company's foreign tax credit carryforwards totaled $20.4 million. These foreign tax credits will expire in varying amounts from 2021 to 2026. As discussed above, as a result of the enactment of Tax Reform Legislation, the Company provided a full valuation allowance on these foreign tax credits in 2017 due to uncertainties with respect to its ability to utilize such credits in future periods.

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
The total amount of unrecognized tax benefits as of December 31, 2019 and 2018 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company's provision for income taxes. As of December 31, 2019 and 2018, the Company had no accrued interest expense or penalties.
10. Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to changes in the number of shares of common stock, $0.01 par value, issued, held in treasury and outstanding during 2019 and 2018 (in thousands).

	Issued	Treasury Stock	Outstanding
Shares of common stock - December 31, 2017	62,722	11,632	51,090
Acquisition of GEODynamics	8,661	—	8,661
Restricted stock awards, net of forfeitures	371	—	371
Shares withheld for taxes on vesting of restricted stock awards	—	152	(152)
Shares of common stock - December 31, 2018	71,754	11,784	59,970
Restricted stock awards, net of forfeitures	792	—	792
Shares withheld for taxes on vesting of restricted stock awards	—	210	(210)
Purchase of treasury stock	—	51	(51)
Shares of common stock - December 31, 2019	72,546	12,045	60,501

As of December 31, 2019 and 2018, the Company had 25 million shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
The Company maintains a share repurchase program which was extended to July 29, 2020 by the Company's Board of Directors. During 2019, the Company repurchased 51 thousand shares of common stock at a total cost of $0.8 million. During 2018, there were no repurchases of common stock under the program. During 2017, the Company repurchased 562 thousand shares of common stock at a total cost of $16.2 million. The amount remaining under the current share repurchase authorization as of December 31, 2019 was $119.8 million. Subject to applicable securities laws, any purchases will be at such times and in such amounts as the Company deems appropriate.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss decreased from $71.4 million at December 31, 2018 to $67.7 million at December 31, 2019, due primarily to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain international operations. For 2019 and 2018, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the year ended December 31, 2019, the exchange rate of the British pound strengthened by 4% compared to the U.S. dollar, while the Brazilian real weakened by 4% compared to the U.S. dollar during the same period, contributing to other comprehensive income of $3.7 million. During the year ended December 31, 2018, the exchange rate of the British pound and the Brazilian real compared to the U.S. dollar weakened by 6% and 14%, respectively, contributing to other comprehensive loss of $12.9 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	2019	2018	2017
Numerators:
Net loss	$(231,808)	$(19,105)	$(84,850)
Less: Income attributable to unvested restricted stock awards	—	—	—
Numerator for basic net loss per share	(231,808)	(19,105)	(84,850)
Less: Income attributable to unvested restricted stock awards	—	—	—
Numerator for basic net loss per share	(231,808)	(19,105)	(84,850)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—
Numerator for diluted net loss per share	$(231,808)	$(19,105)	$(84,850)

Denominators:
Weighted average number of common shares outstanding	60,424	59,680	51,253
Less: Weighted average number of unvested restricted stock awards outstanding	(1,045)	(968)	(1,114)
Denominator for basic and diluted net loss per share	59,379	58,712	50,139

Net loss per share:
Basic	$(3.90)	$(0.33)	$(1.69)
Diluted	(3.90)	(0.33)	(1.69)

The calculation of diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 excluded 659 thousand shares, 696 thousand shares and 709 thousand shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and were, therefore, excluded for the year ended December 31, 2019, due to their antidilutive effect.
12. Long-Term Incentive and Deferred Compensation Plans
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of service-based restricted stock awards is determined by the quoted market price of the Company's common stock on the date of grant. The fair value of performance-based restricted awards in 2017 was estimated using a Monte Carlo simulation model due to the inclusion of performance metrics that are not based solely on the performance of the Company's common stock. The fair value of stock option awards was estimated using option-pricing models. The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.
Stock-based compensation pre-tax expense recognized in the years ended December 31, 2019, 2018 and 2017 totaled $16.8 million, $22.6 million and $23.0 million, respectively.
Restricted Stock Awards
The restricted stock program consists of a combination of service-based restricted stock and performance-based restricted stock. The number of performance-based restricted shares ultimately issued under the program is dependent upon achievement of predefined specific performance objectives generally measured over a three-year period. The performance objectives for performance-based stock units granted during 2019 and 2018 are based on the Company's EBITDA growth rate over a three-year period. The performance objective for the 2017 awards is relative total stockholder return compared to a peer group of companies.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table presents changes in restricted stock awards and related information for the year ended December 31, 2019 (shares in thousands):

	Service-based Restricted Stock		Performance-based Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares
Unvested, December 31, 2018	930	$33.06	227	$44.20	1,157
Granted	702	17.64	77	17.58	779
Performance adjustment(1)	—	—	50	—	50
Vested	(552)	33.05	(106)	37.93	(658)
Forfeited	(16)	35.58	—	—	(16)
Unvested, December 31, 2019	1,064	22.84	248	37.22	1,312
____________________

(1)	Reflects an adjustment to the number of shares to be issued upon vesting of the 2017 performance-based awards, resulting from a 167% achievement level compared to target.
The total fair value of restricted stock awards that vested in 2019, 2018 and 2017 was $18.2 million, $19.4 million and $17.5 million, respectively. As of December 31, 2019, there was $14.0 million of total compensation costs related to nonvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.5 years.
At December 31, 2019, approximately 1.7 million shares were available for future grant under the Oil States International, Inc. 2018 Equity Participation Plan.
Stock Options
The Company has not awarded stock options since 2015. The fair value of historical option grants were estimated on the date of grant using a Black Scholes Merton option pricing model. No options were exercised in 2019, 2018 or 2017. The following table presents the changes in stock options outstanding and related information for the year ended December 31, 2019 (shares in thousands):

	Options	Weighted Average Exercise Price (1)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding Options, December 31, 2018	682	$49.00	4.1	$—
Forfeited/Expired	(46)	51.67
Outstanding Options, December 31, 2019	636	48.81	3.0	—

Exercisable Options, December 31, 2019	636	$48.81	3.0	$—

____________________

(1)	Exercise prices ranged from $41.49 to $58.54 as of December 31, 2019.
Long-Term Cash Incentive Awards
During 2019 and 2018, the Company issued conditional long-term cash incentive awards ("Cash Awards") of approximately $1.3 million each year, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $2.7 million. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The obligation related to the Cash Awards is classified as a liability and recognized over the vesting period. The ultimate dollar amount to be awarded for the 2019 Cash Awards is limited to their targeted award value ($1.3 million) if the Company's total stockholder return is negative over the three-year performance period.
Deferred Compensation Plan
The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") that permits eligible employees and directors to elect to defer the receipt of all or a portion of their directors' fees and/or salary and annual bonuses. Employee contributions to the Deferred Compensation Plan are matched by the Company at the same percentage as if the employee was a participant in the Company's 401(k) Retirement Plan and was not subject to the IRS limitations on match-eligible compensation. The Deferred Compensation Plan also permits the Company to make discretionary contributions to any employee's account, although none have been made to date. Directors' contributions are not matched by the Company. Since inception of the

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

plan, this discretionary contribution provision has been limited to a matching of the participants' contributions on a basis equivalent to matching permitted under the Company's 401(k) Retirement Savings Plan. The vesting of contributions to the participants' accounts is also equivalent to the vesting requirements of the Company's 401(k) Retirement Savings Plan. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the "Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their individual accounts, including any discretionary contributions by the Company, in over 30 preapproved mutual funds held by the Trust which cover a variety of securities and mutual funds. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants' individual accounts within the Trust. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Deferred Compensation Plan in cash. As of December 31, 2019, Trust assets totaled $22.3 million, the majority of which is classified as "Other noncurrent assets" in the Company's consolidated balance sheet. The fair value of the investments was based on quoted market prices in active markets (a Level 1 fair value measurement). Amounts payable to the plan participants at December 31, 2019, including the fair value of the shares of the Company's common stock that are reflected as treasury stock, was $22.3 million and is classified as "Other noncurrent liabilities" in the consolidated balance sheet. The Company accounts for the Deferred Compensation Plan in accordance with current accounting standards regarding the accounting for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested.
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
13. Retirement Plans
The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The Company recognized expenses of $9.5 million, $8.6 million and $6.8 million, respectively, related to matching contributions under its various defined contribution plans during the years ended December 31, 2019, 2018 and 2017, respectively.
14. Commitments and Contingencies
Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on recent clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the GEODynamics Acquisition, the seller agreed to indemnify and hold the Company harmless against certain claims related to matters such as this, and the Company has provided notice to and asserted indemnification claims against the seller. Additionally, the Company is able to set-off payments due under the $25.0 million promissory note (see Note 7, "Long-term Debt") issued to the seller of GEODynamics in respect of indemnification claims which could affect both the timing of payment and the amount due under the promissory note. Such note was scheduled to mature on July 12, 2019, but, because the Company has provided notice to and asserted indemnification claims, the maturity date of the note is extended until the resolution of such claims. The Company expects that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims.
Additionally, in the ordinary course of conducting its business, the Company becomes involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In past years, a number of lawsuits were filed in Federal Court, against the Company and/or one of its subsidiaries, by current and former employees alleging violations of the Fair Labor Standards Act (the "FLSA"). The Company reached a final settlement for the remaining individual plaintiffs' claims in 2018.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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
15. Segments and Related Information
As further discussed in Note 5, "Business Acquisitions," on January 12, 2018 the Company completed the GEODynamics Acquisition, which, beginning in the first quarter of 2018, is reported as a separate business segment under the name "Downhole Technologies." Following this acquisition, the Company operates through three reportable segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. The Company's reportable segments represent strategic business units that offer different products and services. They are managed separately as each business requires different technologies and marketing strategies. Recent acquisitions, except for the GEODynamics Acquisition, have been direct extensions to existing business segments. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services as well as land drilling services. The Completion Services operations provide solutions to its customers using its completion tools and highly-trained personnel throughout its service offerings which include wireline support, frac stacks, isolations tools, extended reach tools, ball launchers, well testing and flowback operations, thru tubing activity and sand control. Drilling Services provides land drilling services for shallow to medium depth wells in the United States. Separate business lines within the Well Site Services segment have been disclosed to provide additional detail with respect to its operations.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Financial information by business segment for each of the three years ended December 31, 2019, 2018 and 2017, is summarized in the following table (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2019
Well Site Services -
Completion Services	$390,748	$68,440	$(11,621)	$30,806	$459,078
Drilling Services(1)	41,346	9,973	(43,419)	2,664	19,171
Total Well Site Services	432,094	78,413	(55,040)	33,470	478,249
Downhole Technologies(2)	182,314	21,247	(164,008)	13,808	529,677
Offshore/Manufactured Products	402,946	22,842	36,022	7,692	677,036
Corporate	—	817	(45,154)	1,146	42,905
Total	$1,017,354	$123,319	$(228,180)	$56,116	$1,727,867

2018
Well Site Services -
Completion Services	$411,019	$66,415	$(7,647)	$50,423	$523,235
Drilling Services	69,235	14,354	(9,363)	6,591	64,661
Total Well Site Services	480,254	80,769	(17,010)	57,014	587,896
Downhole Technologies	213,813	18,649	26,705	16,167	691,874
Offshore/Manufactured Products	394,066	23,207	38,914	13,797	683,285
Corporate	—	905	(54,485)	1,046	40,766
Total	$1,088,133	$123,530	$(5,876)	$88,024	$2,003,821

2017
Well Site Services -
Completion Services	$234,252	$63,528	$(45,169)	$17,303	$424,309
Drilling Services	54,462	18,513	(13,909)	3,529	72,876
Total Well Site Services	288,714	82,041	(59,078)	20,832	497,185
Downhole Technologies	—	—	—	—	—
Offshore/Manufactured Products	381,913	24,596	38,155	13,484	760,079
Corporate	—	1,030	(52,949)	855	44,247
Total	$670,627	$107,667	$(73,872)	$35,171	$1,301,511

___________

(1)	Operating loss for the Drilling Services business includes a non-cash fixed asset impairment charge of $33.7 million. See Note 4, “Details of Selected Balance Sheet Accounts,” for further discussion.

(2)	Operating loss for the Downhole Technologies segment includes a non-cash goodwill impairment charge of $165.0 million. See Note 6, "Goodwill and Other Intangible Assets," for further discussion.
No customer individually accounted for greater than 10% of the Company's 2019 consolidated revenues or individually accounted for greater than 10% of the Company's consolidated accounts receivable at December 31, 2019. One customer accounted for 10% of the Company's 2018 consolidated revenues and whose receivables individually accounted for 11% of the Company's consolidated accounts receivable at December 31, 2018. One customer accounted for 16% of the Company's 2017 consolidated revenues.
For the Company's Well Site Services segment, substantially all depreciation and amortization expense relates to cost of services while substantially all depreciation and amortization expense for the Downhole Technologies segment relates to cost of products. The Offshore/Manufactured Products segment has numerous facilities around the world that generate both product and service revenues, and it is common for the segment to provide both installation and other services for products manufactured by this segment. While substantially all depreciation and amortization expense for the Offshore/Manufactured Products segment relates to cost of revenues, it does not segregate or capture depreciation or amortization expense of intangible assets between product and service cost. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three years ended December 31, 2019, 2018 and 2017 (in thousands):

	Well Site Services			Downhole Technologies			Offshore/Manufactured Products
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$—	$—	$159,205	$120,894	$126,960
Short-cycle:
Completion products and services	390,748	411,019	234,252	182,314	213,813	—	95,806	116,383	117,914
Drilling services	41,346	69,235	54,462	—	—	—	—	—	—
Other products	—	—	—	—	—	—	27,416	27,984	29,549
Total short-cycle	432,094	480,254	288,714	182,314	213,813	—	123,222	144,367	147,463
Other products and services	—	—	—	—	—	—	120,519	128,805	107,490
	$432,094	$480,254	$288,714	$182,314	$213,813	$—	$402,946	$394,066	$381,913

Financial information by geographic location for each of the three years ended December 31, 2019, 2018 and 2017, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2019
Revenues from unaffiliated customers	$831,317	$70,641	$56,170	$59,226	$1,017,354
Long-lived assets	1,237,512	81,855	23,433	69,190	1,411,990
2018
Revenues from unaffiliated customers	$930,151	$64,564	$37,938	$55,480	$1,088,133
Long-lived assets	1,304,494	74,472	24,118	70,473	1,473,557
2017
Revenues from unaffiliated customers	$548,854	$59,909	$23,398	$38,466	$670,627
Long-lived assets	660,271	80,189	25,930	77,109	843,499

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16. Related Party Transactions
GEODynamics historically leased certain land and facilities from an equity holder and employee of the Company, following its acquisition of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. The Company exercised its option to purchase the most significant leased facility and associated land for approximately $5.4 million in September 2018. Rent expense related to leases with this employee for the years ended December 31, 2019 and 2018 totaled $157 thousand and $330 thousand, respectively.
Additionally, GEODynamics purchased products from and sold products to a company in which this employee is an investor in 2019. Purchases from this company were $1.3 million in 2019. Sales to this company by GEODynamics were $1.4 million in 2019.
17. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net(1)	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts receivable	$6,701	$2,776	$(819)	$87	$8,745
Allowance for excess or obsolete inventory	18,551	3,040	(2,644)	84	19,031
Valuation allowance on deferred tax assets	33,762	2,558	—	(492)	35,828
Year Ended December 31, 2018:
Allowance for doubtful accounts receivable	$7,316	$1,520	$(887)	$(1,248)	$6,701
Allowance for excess or obsolete inventory	15,649	2,683	(2,917)	3,136	18,551
Valuation allowance on deferred tax assets	37,904	(4,124)	—	(18)	33,762
Year Ended December 31, 2017:
Allowance for doubtful accounts receivable	$8,510	$339	$(1,669)	$136	$7,316
Allowance for excess or obsolete inventory	14,849	2,494	(1,844)	150	15,649
Valuation allowance on deferred tax assets	7,033	30,772	—	99	37,904

____________________

(1)
For the year ended December 31, 2018, amount presented within allowance for doubtful accounts receivables and excess or obsolete inventory includes $0.6 million and $3.3 million, respectively, related to the acquired GEODynamics operations.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

18. Quarterly Financial Information (Unaudited)
The following table summarizes quarterly financial information for 2019 and 2018 (in thousands, except per share amounts):

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
2019
Revenues	$250,611	$264,685	$263,697	$238,361
Gross profit(5)	19,452	24,872	31,431	16,508
Net loss	(14,648)	(9,740)	(31,868)	(175,552)
Basic and diluted net loss per share	(0.25)	(0.16)	(0.54)	(2.95)
2018
Revenues	$253,576	$285,845	$274,594	$274,118
Gross profit(5)	34,738	41,757	28,565	25,934
Net income (loss)	(3,492)	2,742	(4,019)	(14,336)
Basic and diluted net income (loss) per share	(0.06)	0.05	(0.07)	(0.24)
____________________

(1)
During the first quarter of 2019, the Company recognized $1.0 million (pre-tax) of severance and downsizing charges. In the first quarter of 2018, the Company recognized $0.8 million (pre-tax) of severance and downsizing charges, $2.6 million (pre-tax) of acquisition-related expenses, $0.9 million (pre-tax) in legal fees incurred for patent defense and $0.7 million (pre-tax) of provision for FLSA claims settlements.

(2)	During the second quarter of 2019, the Company recognized $1.3 million (pre-tax) of severance and downsizing charges.

(3)
During the third quarter of 2019, the Company recognized a non-cash fixed asset impairment charge of $33.7 million (pre-tax) and $0.7 million (pre-tax) of severance and downsizing charges. In the third quarter of 2018, the Company recognized $3.5 million (pre-tax) in legal fees incurred for patent defense and recorded $2.6 million (pre-tax) of provision for FLSA claims settlements. Additionally, in the third quarter of 2018, the Company recognized a $5.8 million discrete net tax benefit resulting from the Tax Reform Legislation discussed in Note 9, "Income Taxes."

(4)
During the fourth quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $165.0 million (pre- and after-tax) and $0.5 million (pre-tax) of severance and downsizing charges. In the fourth quarter of 2018, the Company recognized $2.4 million (pre-tax) in legal fees incurred for patent defense, $0.8 million (pre-tax) of severance and downsizing charges and $0.7 million (pre-tax) of acquisition related expenses.

(5)
Gross profit is calculated as revenues less costs of products and services and segment level depreciation and amortization expense. The calculation of gross profit excluded the $33.7 million non-cash fixed asset impairment charge recognized in the third quarter of 2019 and the $165.0 million non-cash goodwill impairment charge recognized in the fourth quarter of 2019.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.