Form 10-Q
period 2020-03-31
OIL STATES INTERNATIONAL, INC
filed 2020-05-01
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of April 24, 2020, the number of shares of common stock outstanding was 60,941,131.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Products	$102,980	$116,328
Services	116,714	134,283
	219,694	250,611

Costs and expenses:
Product costs	89,746	89,268
Service costs	107,856	110,610
Cost of revenues (exclusive of depreciation and amortization expense presented below)	197,602	199,878
Selling, general and administrative expense	26,124	30,108
Depreciation and amortization expense	26,409	31,551
Impairments of goodwill	406,056	—
Impairment of fixed assets	5,198	—
Other operating expense (income), net	107	(86)
	661,496	261,451
Operating loss	(441,802)	(10,840)

Interest expense, net	(3,504)	(4,752)
Other income, net	774	667
Loss before income taxes	(444,532)	(14,925)
Income tax benefit	39,491	277
Net loss	$(405,041)	$(14,648)

Net loss per share:
Basic	$(6.79)	$(0.25)
Diluted	(6.79)	(0.25)

Weighted average number of common shares outstanding:
Basic	59,654	59,258
Diluted	59,654	59,258

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(405,041)	$(14,648)

Other comprehensive income (loss):
Currency translation adjustments	(14,791)	2,466
Comprehensive loss	$(419,832)	$(12,182)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,308	$8,493
Accounts receivable, net	222,472	233,487
Inventories, net	209,180	221,342
Income taxes receivable	43,950	2,568
Prepaid expenses and other current assets	14,638	17,539
Total current assets	514,548	483,429

Property, plant, and equipment, net	429,002	459,724
Operating lease assets, net	40,902	43,616
Goodwill, net	75,757	482,306
Other intangible assets, net	223,958	230,091
Other noncurrent assets	27,843	28,701
Total assets	$1,312,010	$1,727,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$25,643	$25,617
Accounts payable	75,392	78,368
Accrued liabilities	43,227	48,840
Current operating lease liabilities	8,361	8,311
Income taxes payable	2,845	4,174
Deferred revenue	20,721	17,761
Total current liabilities	176,189	183,071

Long-term debt	239,229	222,552
Long-term operating lease liabilities	33,323	35,777
Deferred income taxes	38,506	38,079
Other noncurrent liabilities	22,131	24,421
Total liabilities	509,378	503,900

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,212,778 shares and 72,546,321 shares issued, respectively	732	726
Additional paid-in capital	1,115,677	1,114,521
Retained earnings	392,669	797,710
Accumulated other comprehensive loss	(82,537)	(67,746)
Treasury stock, at cost, 12,268,293 and 12,045,065 shares, respectively	(623,909)	(621,244)
Total stockholders' equity	802,632	1,223,967
Total liabilities and stockholders' equity	$1,312,010	$1,727,867

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended March 31, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
Net loss	—	—	(405,041)	—	—	(405,041)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(6,085)	—	(6,085)
Currency translation adjustments on intercompany advances	—	—	—	(8,706)	—	(8,706)
Stock-based compensation expense:
Restricted stock	6	1,156	—	—	—	1,162
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,665)	(2,665)
Balance, March 31, 2020	$732	$1,115,677	$392,669	$(82,537)	$(623,909)	$802,632

Three Months Ended March 31, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2018	$718	$1,097,758	$1,029,518	$(71,397)	$(616,829)	$1,439,768
Net loss	—	—	(14,648)	—	—	(14,648)
Currency translation adjustments (excluding intercompany advances)	—	—	—	2,553	—	2,553
Currency translation adjustments on intercompany advances	—	—	—	(87)	—	(87)
Stock-based compensation expense:
Restricted stock	7	4,365	—	—	—	4,372
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,610)	(3,610)
Balance, March 31, 2019	$725	$1,102,176	$1,014,870	$(68,931)	$(621,196)	$1,427,644

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(405,041)	$(14,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	26,409	31,551
Impairments of goodwill	406,056	—
Impairments of inventories	25,230	—
Impairment of fixed assets	5,198	—
Stock-based compensation expense	1,162	4,425
Amortization of debt discount and deferred financing costs	1,681	1,937
Deferred income tax benefit	(40,832)	(1,513)
Gain on disposals of assets	(513)	(418)
Other, net	771	(340)
Changes in operating assets and liabilities:
Accounts receivable	4,617	21,893
Inventories	(15,332)	2,735
Accounts payable and accrued liabilities	(8,625)	(9,576)
Income taxes payable	(1,100)	1,878
Other operating assets and liabilities, net	5,768	(3,632)
Net cash flows provided by operating activities	5,449	34,292

Cash flows from investing activities:
Capital expenditures	(5,881)	(17,922)
Proceeds from disposition of property, plant and equipment	4,092	368
Other, net	(256)	(304)
Net cash flows used in investing activities	(2,045)	(17,858)

Cash flows from financing activities:
Revolving credit facility borrowings	72,173	57,874
Revolving credit facility repayments	(52,404)	(73,774)
Purchase of 1.50% convertible senior notes	(4,737)	—
Other debt and finance lease activity, net	35	(142)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(2,665)	(3,610)
Purchase of treasury stock	—	(757)
Net cash flows provided by (used in) financing activities	12,402	(20,409)

Effect of exchange rate changes on cash and cash equivalents	9	(32)
Net change in cash and cash equivalents	15,815	(4,007)
Cash and cash equivalents, beginning of period	8,493	19,316
Cash and cash equivalents, end of period	$24,308	$15,309

Cash paid for:
Interest	$2,436	$3,460
Income taxes, net of refunds	2,499	(487)

The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (referred to in this report as "we" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") pertaining to interim financial information. Certain information in footnote disclosures normally included with financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior-year amounts in the Company's unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
As further discussed in Note 13, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and related economic, business and market disruptions is evolving rapidly and its future effects are uncertain. The actual impact of these recent developments on the Company will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During the first quarter of 2020, the Company recorded asset impairments and recorded severance and facility closure charges in response to these recent developments, as further discussed in Note 3, "Asset Impairments and Other Charges." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, goodwill and other asset impairments, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, reserves on inventory, allowances for doubtful accounts, and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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
In June 2016, the FASB issued guidance on credit impairment for short-term receivables which, as amended, introduces the recognition of management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The Company adopted this guidance on January 1, 2020, using the optional transition method of recognizing any cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The cumulative impact of the adoption of the new standard was not material to the Company's consolidated financial statements. Prior periods were not retrospectively adjusted.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	Asset Impairments and Other Charges
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices further declined in April of 2020 to record low levels.
Demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry. This decline in oil prices is expected to result in further near-term reductions to most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly in the U.S. shale play regions. These conditions may also result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and in certain instances, non-payment of amounts owed.
Consistent with oilfield service industry peers, the Company's stock price declined dramatically during the first quarter of 2020, with its market capitalization falling substantially below the carrying value of stockholders' equity.
Following these March 2020 events, the Company immediately expanded its cost reduction initiatives. The Company also assessed the carrying value of goodwill, long-lived assets and other assets based on the current industry outlook regarding overall demand for and pricing of its products and services, other market considerations and the financial condition of the Company's customers. As a result of these events, actions and assessments, the Company recorded the following charges during the first quarter of 2020 (in thousands):

	Completion Services	Drilling Services	Downhole Technologies	Offshore/ Manufactured Products	Pre-tax Total	Tax	After-tax Total
Impairment of goodwill	$127,054	$—	$192,502	$86,500	$406,056	$19,600	$386,456
Impairment of fixed assets	—	5,198	—	—	5,198	1,092	4,106
Impairment of inventories (Note 4)	8,981	—	—	16,249	25,230	4,736	20,494
Severance and facility closure costs	331	217	—	112	660	139	521

In addition, the Company further reduced its workforce in the United States in April of 2020, which will result in additional severance costs in the second quarter of 2020.
Goodwill
The Company has three reporting units – Completion Services, Downhole Technologies and Offshore/Manufactured Products – with goodwill balances totaling $482.3 million as of December 31, 2019. Goodwill is allocated to each reporting unit from acquisitions made by the Company. In accordance with current accounting guidance, the Company does not amortize goodwill, but rather assesses goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded. Given the significance of the March 2020 events described above, the Company performed a quantitative assessment of goodwill for impairment as of March 31, 2020. This interim assessment indicated that the fair value of each of the reporting units was less than their respective carrying amounts.
Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. The valuation techniques used in the March 31, 2020 assessment were consistent with those used during the December 1, 2019 assessment, except for the Completion Services reporting unit where the income approach was used to estimate its fair value – with the market approach used only to validate the results in 2020. The fair values of each of the Company's reporting units were determined using significant unobservable inputs (Level 3 fair value measurements). This approach estimates fair value by discounting the Company's forecasts of future cash flows by a discount rate (expected return) that a market participant is expected to require.
Significant assumptions and estimates used in the income approach include, among others, estimated future net annual cash flows and discount rates for each reporting unit, current and anticipated market conditions, estimated growth rates and historical data. These estimates rely upon significant management judgment, particularly given the continued uncertainties regarding the COVID-19 pandemic and its impact on activity levels and commodity prices as well as future global economic growth.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Based on this quantitative assessment, the Company concluded that goodwill recorded in the Completion Services and Downhole Technologies businesses was fully impaired while goodwill recorded in the Offshore/Manufactured Products business was partially impaired. The Company therefore recognized non-cash goodwill impairment charges totaling $406.1 million in the first quarter of 2020. These impairment charges do not impact the Company's liquidity position, debt covenants or cash flows. Following impairment, the Offshore/Manufactured Products reporting unit did not have a fair value substantially in excess of its carrying amount.
The discount rates used to value the Company's reporting units ranged between 16.8% and 18.5%. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would have increased the goodwill impairment charge by approximately $10 million.
A summary of changes in the carrying values of goodwill by reporting unit in the first quarter of 2020 is presented in Note 4, "Details of Selected Balance Sheet Accounts."
Long-lived Assets
The Company also assessed the carrying value of long-lived assets, including property, plant and equipment, operating lease assets and other intangible assets held by each of its four reporting units. As a result of this assessment, the Company concluded that property and equipment held by the Drilling Services reporting unit was further impaired and recognized a non-cash fixed asset impairment charge of $5.2 million in the first quarter of 2020.
Should, among other events and circumstances, global economic and industry conditions further deteriorate, the COVID-19 pandemic business and market disruptions worsen, the outlook for future operating results and cash flow for any of the Company's reporting units decline, income tax rates increase or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or management implement strategic decisions based on industry conditions, the Company may need to recognize additional impairment losses in future periods.

4.	Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts at March 31, 2020 and December 31, 2019 is presented below (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, net:
Trade	$174,041	$178,813
Unbilled revenue	29,086	28,341
Contract assets	23,148	26,034
Other	4,883	9,044
Total accounts receivable	231,158	242,232
Allowance for doubtful accounts	(8,686)	(8,745)
	$222,472	$233,487

Allowance for doubtful accounts as a percentage of total accounts receivable	4%	4%

	March 31, 2020	December 31, 2019
Deferred revenue (contract liabilities)	$20,721	$17,761

For the three months ended March 31, 2020, the $2.9 million net decrease in contract assets was primarily attributable to $18.7 million transferred to accounts receivable, which was partially offset by $16.1 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $3.0 million in 2020, primarily reflecting $10.5 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $7.4 million of revenue that was deferred at the beginning of the period.
As of March 31, 2020 and December 31, 2019, 74% and 73%, respectively, of total accounts receivables related to revenues generated in the United States. As of March 31, 2020 and December 31, 2019, 10% of total accounts receivables related to revenues generated in the United Kingdom. No other country or single customer accounted for more than 10% of the Company's total accounts receivables at these dates.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. Determination of the collectability of amounts due from customers requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are established through an assessment of the Company's portfolio on an individual customer and consolidated basis taking into account current and expected future market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company's customers as well as political and economic factors in countries of operations and other customer-specific factors. Based on a review of these factors, the Company establishes or adjusts allowances for trade and unbilled receivables as well as contract assets. If a customer receivable is deemed to be uncollectible, the receivable is charged-off against allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2020 (in thousands):

	2020	2019
Allowance for doubtful accounts – December 31	$8,745	$6,701
Provision	589	(134)
Write-offs	(1,785)	—
Other	1,137	157
Allowance for doubtful accounts – March 31	8,686	6,724

	March 31, 2020	December 31, 2019
Inventories, net:
Finished goods and purchased products	$106,833	$107,691
Work in process	30,175	21,963
Raw materials	114,818	110,719
Total inventories	251,826	240,373
Allowance for excess or obsolete inventory	(42,646)	(19,031)
	$209,180	$221,342

The Company recorded impairment charges totaling $25.2 million in the first quarter of 2020 to reduce the carrying value of inventories to their estimated net realizable value following the March 2020 decline in crude oil prices, which is expected to reduce the near-term utility of certain goods within the Offshore/Manufactured Products and Completion Services operations.

	March 31, 2020	December 31, 2019
Property, plant and equipment, net:
Land	$34,917	$37,507
Buildings and leasehold improvements	265,924	273,384
Machinery and equipment	238,599	246,826
Completion Services equipment	513,101	510,737
Office furniture and equipment	37,554	45,309
Vehicles	93,301	97,264
Construction in progress	11,358	13,281
Total property, plant and equipment	1,194,754	1,224,308
Accumulated depreciation	(765,752)	(764,584)
	$429,002	$459,724

For the three months ended March 31, 2020 and 2019, depreciation expense was $20.1 million and $24.8 million, respectively.
As discussed in Note 3, "Asset Impairments and Other Charges," during the first quarter of 2020 the Drilling Services reporting unit recognized a non-cash impairment charge of $5.2 million to reduce the carrying value of the business's fixed assets to their estimated realizable value.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2020	December 31, 2019
Other noncurrent assets:
Deferred compensation plan	$21,327	$22,268
Other	6,516	6,433
	$27,843	$28,701

	March 31, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$16,340	$24,930
Insurance liabilities	8,563	9,108
Accrued taxes, other than income taxes	4,335	3,424
Accrued commissions	2,089	1,481
Other	11,900	9,897
	$43,227	$48,840

Goodwill:	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2019
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,750	$764,601
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	(165,000)	—	(282,295)
	127,054	—	127,054	192,502	162,750	482,306
Goodwill impairments(1)	(127,054)	—	(127,054)	(192,502)	(86,500)	(406,056)
Foreign currency translation	—	—	—	—	(493)	(493)
Balance as of March 31, 2020	$—	$—	$—	$—	$75,757	$75,757
________________

(1)	See Note 3, "Asset Impairments and Other Charges" for discussion of first quarter 2020 goodwill impairments.

Other Intangible Assets:	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,260	$47,056	$121,204	$168,278	$44,296	$123,982
Patents/Technology/Know-how	86,123	32,291	53,832	85,919	30,791	55,128
Noncompete agreements	17,087	12,291	4,796	17,125	11,061	6,064
Tradenames and other	53,708	9,582	44,126	53,708	8,791	44,917
	$325,178	$101,220	$223,958	$325,030	$94,939	$230,091

For the three months ended March 31, 2020 and 2019, amortization expense was $6.3 million and $6.7 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

5.	Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerators:
Net loss	$(405,041)	$(14,648)
Less: Income attributable to unvested restricted stock awards	—	—
Numerator for basic net loss per share	(405,041)	(14,648)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net loss per share	$(405,041)	$(14,648)

Denominators:
Weighted average number of common shares outstanding	60,770	60,249
Less: Weighted average number of unvested restricted stock awards outstanding	(1,116)	(991)
Denominator for basic and diluted net loss per share	59,654	59,258

Net loss per share:
Basic	$(6.79)	$(0.25)
Diluted	(6.79)	(0.25)

The calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019 excluded 629 thousand shares and 687 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were not convertible and therefore excluded for the three months ended March 31, 2020 and 2019, due to their antidilutive effect.

6.	Long-term Debt
As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility(1)	$70,471	$50,534
1.50% convertible senior notes(2)	164,370	167,594
Promissory note	25,000	25,000
Other debt and finance lease obligations	5,031	5,041
Total debt	264,872	248,169
Less: Current portion	(25,643)	(25,617)
Total long-term debt	$239,229	$222,552
____________________

(1)	Presented net of $1.2 million and $1.4 million of unamortized debt issuance costs as of March 31, 2020 and December 31, 2019, respectively.

(2)	The outstanding principal amount of the 1.50% convertible senior notes was $186.6 million and $192.3 million as of March 31, 2020 and December 31, 2019, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Revolving Credit Facility
The Company's senior secured revolving credit facility, as amended (the "Revolving Credit Facility") is governed by a credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto, dated as of January 30, 2018, as amended and restated (the "Credit Agreement"), and matures on January 30, 2022. The Revolving Credit Facility provides for $350.0 million in lender commitments. Under the Revolving Credit Facility, $50.0 million is available for the issuance of letters of credit.
As of March 31, 2020, the Company had $71.7 million of borrowings and $19.1 million of outstanding letters of credit under the Revolving Credit Facility, leaving $107.6 million available to be drawn. The total amount available to be drawn under the Revolving Credit Facility was less than the total lender commitments due to limits imposed by maintenance covenants in the Credit Agreement. As of March 31, 2020, the Company was in compliance with its debt covenants under the Credit Agreement.
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
The various components used in the calculation of these ratios are defined in the Credit Agreement. Consolidated EBITDA and consolidated interest expense, as defined, exclude non-cash goodwill and fixed asset impairment charges, losses on extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
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
The Company is working with its bank group regarding an amendment to the Revolving Credit Facility. The amendment entails converting the Company's existing cash flow-based revolving credit facility into an asset-based revolving credit facility (the "Amended Facility"). The Company currently expects to complete the amendment process in the second quarter of 2020. The amendment process remains subject to completion of final documentation and credit approval by the bank group and, accordingly, the Company cannot be certain that it will be able to complete the amendment process.
If the Company is not successful in amending the Revolving Credit Facility, its borrowings would be governed by the existing Credit Agreement, which contains financial covenants and restrictions as further described above. Based on Company forecasts, the Company anticipates that it could be out of compliance with the total net leverage ratio covenant in the third quarter of 2020 as a result of projected declines in consolidated EBITDA resulting from current industry conditions caused by the global response to the COVID-19 pandemic and the resulting collapse in crude oil prices. However, the Company believes that it will have sufficient liquidity over the next twelve months to fund its liabilities as they become due.
If the Company does not complete the amendment process and subsequently is not in compliance with the total net leverage ratio under its Revolving Credit Facility, the Company believes that it will have sufficient cash on hand, together with cash flow from operations (after investments in capital expenditures), to repay the borrowings outstanding under the Revolving Credit Facility or that it could seek to obtain an amendment or waiver from its lenders in order to avoid a default.

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
During the first quarter of 2020, the Company repurchased $5.7 million in principal amount of the outstanding Notes for $4.7 million, which approximated the net carrying amount of the related liability. Since December 31, 2018, the Company has repurchased $13.5 million in principal amount of the outstanding notes for $11.5 million.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognizes related to the Notes for accounting purposes is based on an effective interest rate of approximately 6%, which is greater than the cash interest payments the Company is obligated to pay on the Notes. Reported interest expense associated with the Notes for both the three months ended March 31, 2020 and 2019 was $2.5 million, while the related contractual cash interest expense totaled $0.7 million and $0.8 million, respectively.
The following table presents the carrying amount of the Notes in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of the liability component	$186,550	$192,250
Less: Unamortized discount	19,366	21,544
Less: Unamortized issuance costs	2,814	3,112
Net carrying amount of the liability component	$164,370	$167,594

Net carrying amount of the equity component	$25,683	$25,683

The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture. The Company's intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of the Company's common stock.
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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of March 31, 2020, none of the conditions allowing holders of the Notes to convert, or requiring the Company to repurchase the Notes, had been met.
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc. ("GEODynamics"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set off, in part or in full, against certain indemnification claims related to matters occurring prior to the Company's acquisition of GEODynamics. As more fully described in Note 13, "Commitments and Contingencies," the Company has provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of these indemnity claims. The Company expects that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims.

7.	Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of March 31, 2020 was $78.5 million based on quoted market prices (a Level 1 fair value measurement), which compares to the $186.6 million in principal amount of the Notes.

8.	Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first quarter of 2020 (in thousands):

Shares of common stock outstanding – December 31, 2019	60,501
Restricted stock awards, net of forfeitures	666
Shares withheld for taxes on vesting of restricted stock awards and transferred to treasury	(223)
Shares of common stock outstanding – March 31, 2020	60,944

As of March 31, 2020 and December 31, 2019, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
The Company maintains a share repurchase program which was extended to July 29, 2020 by the Company's Board of Directors. During the first quarter of 2020, the Company did not repurchase any common stock under the program. The amount remaining under the Company's share repurchase authorization as of March 31, 2020 was $119.8 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $67.7 million at December 31, 2019 to $82.5 million at March 31, 2020, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of the Company's reportable segments. For the three months ended March 31, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. As of March 31, 2020, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 6% and 22%, respectively, compared to the exchange rate at December 31, 2019, contributing to other comprehensive loss of $14.8 million reported for the three months ended March 31, 2020. During the first three months of 2019, the exchange rate for the British pound strengthened by 2% compared to the U.S. dollar, contributing to other comprehensive income of $2.5 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the three months ended March 31, 2020 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2019	636	1,064	248
Granted	—	594	181
Vested/Exercised	—	(472)	(125)
Forfeited	(14)	(52)	—
Outstanding – March 31, 2020	622	1,134	304
Weighted average grant date fair value (2020 awards)	$—	$11.06	$11.15

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
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for outstanding awards is the Company's EBITDA growth rate over a three-year period.
During the first quarters of 2020 and 2019, the Company issued conditional long-term cash incentive awards ("Cash Awards") of approximately $2.0 million and $1.4 million, respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $4.0 million for the 2020 Cash Award and from zero to a maximum of $2.7 million for the 2019 Cash Award. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2020 and 2019 Cash Awards is limited to their targeted award value ($2.0 million and $1.4 million, respectively) if the Company's total stockholder return is negative over the performance period. The obligation related to the Cash Awards is classified as a liability and recognized over the vesting period.
Stock-based compensation pre-tax expense recognized in the three months ended March 31, 2020 and 2019 totaled $1.2 million and $4.4 million, respectively. As of March 31, 2020, there was $15.6 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

11.	Income Taxes
The income tax benefit for the three month periods ended March 31, 2020 was calculated using a discrete approach. This methodology was used because minor changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended March 31, 2020, the Company's income tax benefit was $39.5 million on a pre-tax loss of $444.5 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. The impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act (discussed below). This compares to an income tax benefit of $0.3 million on a pre-tax loss of $14.9 million, which includes certain non-deductible expenses, for the three months ended March 31, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. In accordance with the recently established rules and procedures under the CARES Act, the Company has filed carryback claims regarding U.S. net operating losses generated in 2018 and plans to file carryback claims regarding U.S. net operating losses generated in 2019 during the second quarter of 2020. Prior to the enactment of the CARES Act, such tax losses could only be carried forward. The Company expects to receive refunds related to these carryback claims in 2020 of approximately $41.2 million, which are classified in income taxes receivable in the consolidated balance sheet as of March 31, 2020.

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
Financial information by business segment for the three months ended March 31, 2020 and 2019 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2020
Well Site Services –
Completion Services(1)	$82,926	$14,766	$(139,603)	$2,938	$313,349
Drilling Services(2)	4,531	270	(5,351)	114	7,506
Total Well Site Services	87,457	15,036	(144,954)	3,052	320,855
Downhole Technologies(3)	41,065	5,584	(192,691)	1,649	333,518
Offshore/Manufactured Products(4)	91,172	5,628	(95,496)	1,065	562,179
Corporate	—	161	(8,661)	115	95,458
Total	$219,694	$26,409	$(441,802)	$5,881	$1,312,010

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2019
Well Site Services –
Completion Services	$100,642	$17,286	$(3,494)	$11,682	$521,553
Drilling Services	7,750	3,341	(4,559)	949	55,785
Total Well Site Services	108,392	20,627	(8,053)	12,631	577,338
Downhole Technologies	54,290	5,066	4,054	3,616	715,217
Offshore/Manufactured Products	87,929	5,587	5,259	1,546	677,907
Corporate	—	271	(12,100)	129	46,765
Total	$250,611	$31,551	$(10,840)	$17,922	$2,017,227

________________

(1)
Operating loss includes a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value and an inventory impairment charge of $9.0 million to reduce the carrying value of the Completion Services reporting unit's inventory to its estimated net realizable value.

(2)	Operating loss includes a non-cash fixed asset impairment charge of $5.2 million to reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value.

(3)	Operating loss includes non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies reporting unit to its estimated fair value.

(4)
Operating loss includes a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value and an inventory impairment charge of $16.2 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit's inventory to its estimated net realizable value.

See Note 3, "Asset Impairments and Other Charges" and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of impairment charges recorded during the first quarter of 2020.
No customer individually accounted for 10% of the Company's consolidated revenue for the three months ended March 31, 2020 and 2019.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$36,788	$27,245	$36,788	$27,245
Short-cycle:
Completion products and services	82,926	100,642	41,065	54,290	13,649	24,274	137,640	179,206
Drilling services	4,531	7,750	—	—	—	—	4,531	7,750
Other products	—	—	—	—	8,420	7,739	8,420	7,739
Total short-cycle	87,457	108,392	41,065	54,290	22,069	32,013	150,591	194,695
Other products and services	—	—	—	—	32,315	28,671	32,315	28,671
	$87,457	$108,392	$41,065	$54,290	$91,172	$87,929	$219,694	$250,611
Revenues from products and services transferred to customers over time accounted for approximately 66% of consolidated revenues for both the three months ended March 31, 2020 and 2019. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2020, the Company had $161 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 51% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2020, with an additional 30% in 2021 and the balance thereafter.

13.	Commitments and Contingencies
The impact of the recent COVID-19 pandemic and related economic, business and market disruptions is evolving rapidly and its future effects are uncertain. The most direct and immediate impact that the Company expects from the COVID-19 pandemic is decreased demand for its products and services due to lower activity levels by its customers resulting from the precipitous decline in crude oil prices. The overall impact of the pandemic and oil price collapse on the Company and its customers will depend on many factors, many of which are beyond management's control and knowledge. In response to public health concerns related to COVID-19, many federal, state, local and other authorities around the world have imposed mandatory regulations directing individuals to stay at home and limiting their ability to travel domestically or internationally. In certain cases, when travel is permitted, a multi-week quarantine period is required before an individual can work in the area. Additionally, rules and regulations regarding employer responsibilities continue to be promulgated. Facility closures, quarantines, travel restrictions, and possible future workforce shortages may, among numerous other impacts, result in delays by the Company in fulfilling its existing contractual obligations to its customers, which could result in adverse financial consequences. Additionally, the Company procures a variety of raw materials and component products, including steel, in the manufacture of our products from companies which may be impacted similar challenges. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on recent clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the acquisition of GEODynamics, the seller agreed to indemnify and hold the Company harmless against certain claims related to matters such as this, and the Company has provided notice to and asserted indemnification claims against the seller. Additionally, the Company is able to set-off payments due under the $25.0 million promissory note (see Note 6, "Long-term Debt") issued to the seller of GEODynamics in respect of indemnification claims. Such note was scheduled to mature on July 12, 2019, but, because the Company has provided notice to and asserted indemnification claims, the maturity date of the note is extended until the resolution of such claim. The Company expects that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims.
Additionally, in the ordinary course of conducting its business, the Company becomes involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.
The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of the Company's products or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses the Company has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses and, in other cases, the Company has indemnified the buyers of businesses. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14.	Related Party Transactions
GEODynamics historically leased certain land and facilities from an equity holder and employee of the Company, following its acquisition of GEODynamics. In connection with the acquisition of GEODynamics, the Company assumed these leases. Rent expense related to leases with this employee for the three months ended March 31, 2020 and 2019 totaled $44 thousand and $25 thousand, respectively.
Additionally, GEODynamics purchases products from and sells products to a company in which this employee is an investor. Sales to this company by GEODynamics were $1.8 million and $7 thousand for the three months ended March 31, 2020 and 2019, respectively. Purchases from this company were $410 thousand for the three months ended March 31, 2019.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2020 as well as "Part II. Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:

•	public health crises, such as the coronavirus outbreak at the beginning of 2020, which has negatively impacted the price of crude oil and the global economy;

•	the level of supply of and demand for oil and natural gas;

•	fluctuations in the current and future prices of oil and natural gas;

•	the cyclical nature of the oil and natural gas industry;

•	the level of exploration, drilling and completion activity;

•	the financial health of our customers;

•	political, economic and litigation efforts to restrict or eliminate certain oil and natural gas exploration, development and production activities due to concerns over the threat of climate change;

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

•	our ability to timely obtain critical permits for constructing or operating our facilities and find and retain skilled personnel;

•	negative outcome of litigation, threatened litigation or government proceedings;

•	our ability to develop new competitive technologies and products;

•	fluctuations in currency exchange rates;

•	physical, digital, cyber, internal and external security breaches;

•	the availability and cost of capital, including our ability to complete the amendment to our Revolving Credit Facility;

•	our ability to protect our intellectual property rights;

•	our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and

•	the other factors identified in "Part I, Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K and "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10‑Q.

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
In addition, in certain places in this Quarterly Report on Form 10-Q, we refer to information and reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our stockholders and in an effort to provide information available in the market that will assist our investors in better understanding the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q and our consolidated financial statements and notes to those statements included in our 2019 Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credits and financing transactions, which may impact comparability from period to period.
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
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to reductions in global demand due to the Coronavirus Disease 2019 ("COVID-19") pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Since the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, crude oil prices have declined further to record low levels. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets is uncertain. While it is difficult for management to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or the Company, management expects that it will materially adversely affect demand for the Company's products and services during the remainder of 2020.
Demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry. This decline in oil prices is expected to result in further near-term reductions to most of our customers' drilling, completion and production activities and their related spending on products and services, particularly in the U.S. shale play regions. These conditions may also result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and in certain instances, non-payments of amounts owed.
Following these March 2020 events, we immediately implemented additional cost reduction initiatives. We also assessed the carrying value of goodwill and other assets based on the current industry outlook regarding overall demand for and pricing of our products and services. As a result of these events, actions and assessments, we recorded the following charges during the first quarter of 2020:

•	non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of goodwill;

•	non-cash impairment charge of $5.2 million within the Drilling Services business to decrease the carrying value of the business's fixed assets to their estimated realizable value;

•	non-cash impairment charges of $25.2 million to reduce the carrying value of inventory to its net realizable value; and

•	employee severance and facility closure costs of $0.7 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. In accordance with the recently established rules and procedures under the CARES Act, we have filed carryback claims regarding U.S. net operating losses generated in 2018 and we plan to file carryback claims regarding U.S. net operating losses generated in 2019 during the second quarter of 2020. Prior to the enactment of the CARES Act, such losses could only be carried forward. We expect to receive refunds related to these carryback claims of approximately $41.2 million in 2020.
In response to the anticipated material declines in revenue expected over the balance of 2020, management has taken, among others, the following actions to reduce our expenditures to protect the health of our company:

•	reduction in planned capital expenditures for 2020 by approximately 70% from the 2019 level;

•	reductions in U.S. personnel levels of approximately 23% between December 31, 2019 and April 28, 2020; and

•	elimination of the vast majority of annual short-term incentives and a significant reduction in the value of previously-granted long-term incentive awards.
As discussed in more detail under "– Revolving Credit Facility," we expect to amend our existing revolving credit facility, converting it from a cash flow-based to an asset-based revolving credit facility (the "Amended Facility"), during the second quarter of 2020. While the amount of the borrowing base has not been finalized, we expect the size of the Amended Facility to range from $175 million to $200 million.
Brent and West Texas Intermediate ("WTI") crude oil prices averaged $50 and $45 per barrel in the first quarter of 2020 – down 20% and 17%, respectively, compared to average prices in the first quarter of 2019. Recent WTI and Brent crude oil and natural gas pricing trends are as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2020	$45.34
2019	$54.82	$59.88	$56.34	$56.82	$56.98
2018	$62.91	$68.07	$69.70	$59.97	$65.25
Brent Crude (per bbl)
2020	$50.27
2019	$63.10	$69.01	$61.95	$63.17	$64.26
2018	$66.86	$74.53	$75.08	$68.76	$71.32
Henry Hub Natural Gas (per mmBtu)
2020	$1.91
2019	$2.92	$2.57	$2.38	$2.40	$2.56
2018	$3.08	$2.85	$2.93	$3.77	$3.15
________________

(1)	Source: U.S. Energy Information Administration (spot prices).
On April 24, 2020, Brent and WTI crude oil spot prices both closed at $16 per barrel – down 68% and 65%, respectively, from the first quarter 2020 average prices. Additionally, as presented in more detail below, the U.S. drilling rig count reported on April 24, 2020 was 465 rigs, 41% below the first quarter 2020 average.

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
Within this segment, our Completion Services business supplies equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the Completion Services business is dependent primarily upon the level and complexity of drilling, completion, and workover activity in the areas of operations mentioned above. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells. Similarly, demand for our Drilling Services operations was historically driven by activity in our primary land drilling markets of the Permian Basin in West Texas and the U.S. Rocky Mountain area. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. The operations now focus on serving operators in the U.S. Rocky Mountain region.
Our Downhole Technologies segment is comprised of the GEODynamics, Inc. ("GEODynamics") business we acquired in January 2018. GEODynamics was founded in 2004 as a researcher, developer and manufacturer of consumable engineered products used in completion applications. This segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary toe valve and frac plug products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.
Demand for our Well Site Services and Downhole Technologies segments' businesses is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and, to a lesser degree, changes in the drilling rig count. The following table sets forth a summary of the U.S. drilling rig count, as measured by Baker Hughes, as of and for the periods indicated.

	As of April 24, 2020	Three Months Ended March 31,
		2020	2019
U.S. drilling rig count
Land – Oil	361	650	831
Land – Natural gas and other	87	113	190
Offshore	17	22	22
Total	465	785	1,043
Over recent years, our industry experienced an increase in customer spending on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2020, oil-directed drilling accounted for 86% of the total U.S. rig count – with the balance largely natural gas related. Following the significant decline in crude oil prices in the fourth quarter of 2018, coupled with customers reducing spending to be within their cash flows, the U.S. rig count declined steadily during 2019 and exited the year at 805 rigs – 278 rigs, or 26%, below the level reported at the end of 2018. The rig count declined further in the first quarter of 2020, with the average U.S. rig count for the three months ended March 31, 2020 decreasing by 258 rigs, or 25%, compared to the average for the three months ended March 31, 2019. With the unprecedented decline in crude oil prices in March and April of 2020 and the continued uncertainties related to the COVID-19 pandemic, industry analysts are projecting that the U.S. rig count could decline rapidly to an average of approximately 200 rigs or fewer operating during the third and fourth quarters of 2020.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global deepwater drilling and production spending, which are primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 40% of Offshore/Manufactured Products revenues in the first quarter of 2020 were driven by our customers' capital spending for offshore production systems and subsea pipelines, repairs and, to a lesser extent, upgrades of existing offshore drilling rigs and construction of new offshore drilling rigs and vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas. Customers have focused in recent years on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels. However, with reduced market visibility given the significant decline in crude oil prices in the first quarter of 2020 and reduced customer spending, we expect that the segment's 2020 bookings will be lower than the levels achieved in 2019.
Backlog reported by our Offshore/Manufactured Products segment totaled $267 million at March 31, 2020, a decrease of 4% from December 31, 2019 and an increase of 14% from March 31, 2019. First quarter 2020 bookings totaled $87 million, yielding a book-to-bill ratio of 1.0x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2020	$267
2019	$234	$283	$293	$280
2018	$157	$165	$175	$179
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our services, has adversely affected our results of operations, cash flows and financial position. If the current pricing environment for crude oil does not improve, or declines further, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
We use a variety of domestically produced and imported raw materials and component products, including steel, in manufacturing our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase as a result of customs, anti-dumping and countervailing duty regulations or otherwise, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 13, "Commitments and Contingencies."
Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, public health crises, regulatory changes and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Selected Financial Data
Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019	Variance
Revenues
Products	$102,980	$116,328	$(13,348)
Services	116,714	134,283	(17,569)
	219,694	250,611	(30,917)
Costs and expenses:
Product costs	89,746	89,268	478
Service costs	107,856	110,610	(2,754)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	197,602	199,878	(2,276)
Selling, general and administrative expenses	26,124	30,108	(3,984)
Depreciation and amortization expense	26,409	31,551	(5,142)
Impairments of goodwill(2)	406,056	—	406,056
Impairment of fixed assets(3)	5,198	—	5,198
Other operating (income) expense, net	107	(86)	193
	661,496	261,451	400,045
Operating loss	(441,802)	(10,840)	(430,962)
Interest expense, net	(3,504)	(4,752)	1,248
Other income	774	667	107
Loss before income taxes	(444,532)	(14,925)	(429,607)
Income tax benefit(4)	39,491	277	39,214
Net loss	$(405,041)	$(14,648)	$(390,393)

Net loss per share:
Basic	$(6.79)	$(0.25)
Diluted	(6.79)	(0.25)

Weighted average number of common shares outstanding:
Basic	59,654	59,258
Diluted	59,654	59,258
________________

(1)
Cost of revenues (exclusive of depreciation and amortization expense) includes inventory impairment charges of $25.2 million ($12.0 million in product costs and $13.2 million in service costs) recognized in the first quarter 2020.

(2)	During the first quarter of 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value.

(3)
During the first quarter of 2020, our Drilling Services business recognized a non-cash impairment charge of $5.2 million to decrease the carrying value of the business' fixed assets to their estimated realizable value.

(4)	During the first quarter of 2020, we recognized a discrete tax benefit of $14.8 million related to U.S. net operating loss carrybacks under provision of the CARES Act.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts" and Note 11, "Income Taxes," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for further discussion of charges and benefits recognized in the first quarter of 2020.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three months ended March 31, 2020 and 2019 is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Variance
Revenues
Well Site Services -
Completion Services	$82,926	$100,642	$(17,716)
Drilling Services	4,531	7,750	(3,219)
Total Well Site Services	87,457	108,392	(20,935)
Downhole Technologies	41,065	54,290	(13,225)
Offshore/Manufactured Products	91,172	87,929	3,243
Total	$219,694	$250,611	$(30,917)

Operating income (loss)
Well Site Services -
Completion Services(1)	$(139,603)	$(3,494)	$(136,109)
Drilling Services(2)	(5,351)	(4,559)	(792)
Total Well Site Services	(144,954)	(8,053)	(136,901)
Downhole Technologies(3)	(192,691)	4,054	(196,745)
Offshore/Manufactured Products(4)	(95,496)	5,259	(100,755)
Corporate	(8,661)	(12,100)	3,439
Total	$(441,802)	$(10,840)	$(430,962)
________________

(1)
Operating loss in the first quarter of 2020 includes an inventory impairment charge of $9.0 million and a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value.

(2)
Operating loss in the first quarter of 2020 includes a non-cash fixed asset impairment charge of $5.2 million to reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value.

(3)
Operating loss in the first quarter of 2020 includes non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies segment to its estimated fair value.

(4)
Operating loss in the first quarter of 2020 includes an inventory impairment charge of $16.2 million and a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value.

See Note 3, "Asset Impairments and Other Charges" and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for further discussion of charges recognized in the first quarter of 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Consolidated Operating Results
We reported a net loss for the three months ended March 31, 2020 of $405.0 million, or $6.79 per share. The reported first quarter loss included non-cash impairment charges totaling $436.5 million ($411.1 million after-tax, or $6.89 per share) related to write-downs of goodwill, inventories and fixed assets and $0.7 million ($0.5 million after-tax, or $0.01 per share) of severance and downsizing costs as well as a discrete tax benefit of $14.8 million, or $0.25 per share, associated with the carryback of tax losses allowed under the CARES Act. These results compare to a net loss for the three months ended March 31, 2019 of $14.6 million, or $0.25 per share, which included $1.0 million ($0.8 million after-tax, or $0.01 per share) of severance costs.
Our reported first quarter results of operations reflect the impact of industry trends and customer spending activities with investments weighted toward U.S. shale play regions and recent general improvements in the level of investments in deepwater markets globally. However, in March of 2020, in response to reductions in global demand due to the COVID-19 pandemic and announcements by Saudi Arabia and Russia of plans to increase crude oil production, the spot price of WTI crude oil declined over 50%. This decline in crude oil prices began to have a negative impact on U.S. land-based customer drilling and completion activity, particularly in the U.S. shale play regions, late in the first quarter of 2020.
We expect customer-driven activity to decline significantly in the United States over the balance of 2020 and into 2021. If the current pricing environment for crude oil does not improve, or declines further, our customers may be required to further reduce their planned capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would further adversely affect our results of operations, cash flows and financial position.
Revenues. Consolidated total revenues in the first quarter of 2020 decreased $30.9 million, or 12%, from the first quarter of 2019.
Consolidated product revenues in the first quarter of 2020 decreased $13.3 million, or 11%, from the first quarter of 2019, driven by lower U.S. land-based customer activity as well as the impact of competitive pricing pressures for conventional perforating and intervention products in our Downhole Technologies segment, partially offset by higher project-driven product demand in our Offshore/Manufactured Products segment. Consolidated service revenues in the first quarter of 2020 decreased $17.6 million, or 13%, from the first quarter of 2019 due to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 69% of our consolidated revenues in the first quarter of 2020 were derived from sales of our short-cycle product and service offerings, which compares to 78% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Three months ended March 31	2020	2019	2020	2019	2020	2019	2020	2019
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$36,788	$27,245	$36,788	$27,245
Short-cycle:
Completion products and services	82,926	100,642	41,065	54,290	13,649	24,274	137,640	179,206
Drilling services	4,531	7,750	—	—	—	—	4,531	7,750
Other products	—	—	—	—	8,420	7,739	8,420	7,739
Total short-cycle	87,457	108,392	41,065	54,290	22,069	32,013	150,591	194,695
Other products and services	—	—	—	—	32,315	28,671	32,315	28,671
	$87,457	$108,392	$41,065	$54,290	$91,172	$87,929	$219,694	$250,611

Percentage of total revenue by type -
Products	—%	—%	92%	96%	72%	73%	47%	46%
Services	100%	100%	8%	4%	28%	27%	53%	54%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $2.3 million, or 1%, in the first quarter of 2020 compared to the first quarter of 2019. Cost of revenues in the first quarter of 2020 includes provisions totaling $25.2 million for excess and obsolete inventory – driven by the expected duration of the unprecedented market downturn in March of 2020. Excluding these provisions, consolidated cost of revenues decreased $27.5 million, or 14%, from the prior-year period.

Consolidated product costs in the first quarter of 2020 increased $0.5 million, or 1%, from the first quarter of 2019 due to a provision of $12.0 million for excess and obsolete inventory in the current period. Excluding this charge, consolidated product costs decreased $11.5 million, or 13%. Consolidated service costs, which includes provisions for excess and obsolete inventories of $13.2 million in the first quarter of 2020, decreased $2.8 million, or 2%, from the first quarter of 2019. Excluding these incremental inventory reserves, consolidated service costs declined $16.0 million, or 14%, due primarily to lower activity levels in U.S. shale play regions.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $4.0 million, or 13%, in the first quarter of 2020 from the first quarter of 2019 due primarily to a reduction in short- and long-term incentive compensation costs associated with the anticipated decline in U.S. customer activity levels over the balance of 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.1 million, or 16%, in the first quarter of 2020 compared to the prior-year quarter, driven primarily by our decision to exit drilling operations in West Texas in the latter part of 2019 and reduced capital investments in our Completion Services business in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairment of Goodwill. During the first quarter of 2020, our Completion Services, Downhole Technologies and Offshore/Manufactured Products operations recognized non-cash goodwill impairment charges of $127.1 million, $192.5 million and $86.5 million, respectively, arising from, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our most recent assessment as of December 1, 2019.
Impairment of Fixed Assets. During the first quarter of 2020, our Drilling Services business recorded a non-cash impairment charge of $5.2 million to reduce the carrying value of the unit's fixed assets to their estimated realizable value following the significant decline in crude oil prices in March of 2020.
Other Operating (Income) Expense, Net. Other operating (income) expense was relatively consistent between periods, with expense of $0.1 million in the first quarter of 2020 and income of $0.1 million in the first quarter of 2019.
Operating Income (Loss). Our consolidated operating loss was $441.8 million in the first quarter of 2020, which included the impact $436.5 million of non-cash asset impairment charges and $0.7 million of severance and downsizing charges. This compares to a consolidated operating loss of $10.8 million in the first quarter of 2019, which included the impact of $1.0 million in severance charges.
Interest Expense, Net. Net interest expense was $3.5 million in the first quarter of 2020, which compares to net interest expense of $4.8 million in the same period of 2019. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the first quarter of 2020 and 2019. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the three months ended March 31, 2020 and 2019.
Income Tax. The income tax benefit for the three months ended March 31, 2020 was calculated using a discrete approach. This methodology was used because minor changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended March 31, 2020, our income tax benefit was $39.5 million on a pre-tax loss of $444.5 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. The impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act. This compares to an income tax benefit of $0.3 million on a pre-tax loss of $14.9 million, which also included certain non-deductible expenses, for the three months ended March 31, 2019.
On March 27, 2020, the CARES Act was signed into law. In accordance with the recently established rules and procedures under the CARES Act, we have filed carryback claims regarding U.S. net operating losses generated in 2018 and plan to file carryback claims regarding U.S. net operating losses generated in 2019 during the second quarter of 2020. Prior to the enactment of the CARES Act, such losses could only be carried forward. We expect to receive refunds related to these carryback claims of approximately $41.2 million in 2020, which are classified in income taxes receivable in the consolidated balance sheet as of March 31, 2020.

Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive loss was $14.8 million in the first quarter of 2020 compared to income of $2.5 million in the first quarter of 2019 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended March 31, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first quarter of 2020, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar, while during the first quarter of 2019, the exchange rate for the British pound strengthened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $20.9 million, or 19%, in the first quarter of 2020 compared to the prior-year quarter. Completion Services revenue decreased $17.7 million, or 18%, driven by the impact of a decline in U.S. land-based customer completion and production activity due to lower commodity prices. Our Drilling Services revenues decreased $3.2 million, or 42%, in the first quarter of 2020 from the first quarter of 2019 due to our exit of drilling operations in the West Texas region in the fourth quarter of 2019.
Operating Loss. Our Well Site Services segment operating loss increased $136.9 million in the first quarter of 2020 from the prior-year period due primarily to non-cash impairment charges of $127.1 million related to goodwill and $9.0 million related to inventory recorded in Completion Services and a $5.2 million non-cash fixed asset impairment charge recorded in Drilling Services. Our Completion Services operating loss in the first quarter of 2020, after excluding the goodwill and inventory impairment charges, was $3.6 million, compared to an operating loss of $3.5 million in the prior-year quarter, with the impact of lower revenues offset by a $2.0 million reduction in depreciation expense and continued costs reduction measures. Excluding the fixed asset impairment charge, our Drilling Services operating loss decreased $4.4 million in the first quarter of 2020 from the first quarter of 2019 ($3.1 million of which was due to a reduction in depreciation expense) following our exit of drilling operations in the West Texas region in the fourth quarter of 2019.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $13.2 million, or 24%, in the first quarter of 2020 from the prior-year period due to a decline in U.S. land-based customer completion activity and a market shift toward sales of integrated perforating gun systems, which the segment did not commercialize until late 2019.
Operating Income. During the first quarter of 2020, our Downhole Technologies segment recorded a non-cash goodwill impairment charge of $192.5 million. Excluding this charge, operating income declined $4.2 million in the first quarter of 2020 from the prior-year period due primarily to the decline in revenues.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $3.2 million, or 4%, in the first quarter of 2020 compared to the first quarter of 2019 due primarily to an increase in project-driven product sales, partially offset by a reduction in sales of our shorter-cycle products (elastomer and valve products). Reported revenues in the first quarter of 2020 were tempered by delays in project-driven sales arising from global disruptions in the segment's operations and in various parts of its supply chain due to the COVID-19 pandemic.
Operating Income. During the first quarter, our Offshore/Manufactured segment recorded non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income increased $2.0 million in the first quarter of 2020 compared to the first quarter of 2019 due to the year-over-year increases in revenues.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $267 million as of March 31, 2020, a decrease of 4% from December 31, 2019 and an increase of 14% from March 31, 2019. First quarter 2020 bookings totaled $87 million, yielding a book-to-bill ratio of 1.0x.
Corporate
Expenses decreased $3.4 million, or 28%, in the first quarter of 2020 from the prior-year period due to reductions in required short- and long-term incentive accruals driven by the unanticipated sharp decline in crude oil prices in March and the resulting outlook for the Company for the remainder of 2020.

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
The crude oil and natural gas industry is highly cyclical which may result in declines in the demand for, and prices of, our products and services, the inability or failure of our customers to meet their obligations to us or a sustained decline in our market capitalization. These and other potentially adverse market conditions could require us to incur additional asset impairment charges, record additional deferred tax valuation allowances and/or further write down the value of our goodwill and long-lived assets, and may otherwise adversely impact our results of operations, our cash flows and our financial position. See Note 3, "Asset Impairments and Other Charges," and Note 4, "Details of Selected Balance Sheet Accounts," for further information.
Operating Activities
Cash flows from operations totaling $5.4 million were generated during the first quarter of 2020 compared to $34.3 million generated during the same period of 2019. During the first quarter of 2020, $14.7 million was used to fund net working capital increases, primarily due to an increase in inventories and a reduction in accrued liabilities. During the first quarter of 2019, $13.3 million was provided by net working capital decreases, driven primarily by a reduction in accounts receivable, partially offset by a decrease in accrued liabilities.
Investing Activities
Cash used in investing activities during the first quarter of 2020 totaled $2.0 million, compared to $17.9 million used in investing activities during the first quarter of 2019.
Capital expenditures totaled $5.9 million and $17.9 million during the first quarter of 2020 and 2019, respectively.
Based on current industry conditions, we now expect to spend a total of $15 million to $20 million in capital expenditures during 2020 to replace and upgrade our Completion Services equipment, to maintain Downhole Technologies' and Offshore/Manufactured Products' facilities and equipment and to fund various other capital spending projects. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our Revolving Credit Facility, as defined below.
Financing Activities
During the three months ended March 31, 2020, net cash of $12.4 million was provided by financing activities, including $19.8 million of net borrowings under our Revolving Credit Facility, as defined below, partially offset by our repurchase of $5.7 million in principal amount of our 1.50% convertible senior notes for $4.7 million. This compares to $20.4 million of cash used in financing activities during the three months ended March 31, 2019, primarily as a result of $15.9 million in net repayments under our Revolving Credit Facility.
As of March 31, 2020, we had cash and cash equivalents totaling $24.3 million.
As of March 31, 2020, we had principal outstanding of $71.7 million under our Revolving Credit Facility and $164.4 million under our Notes. Our reported interest expense, which appropriately includes amortization of debt discount and deferred financing costs of $1.7 million, is substantially above our contractual cash interest expense – reflective primarily of the Notes which provide for a cash interest payment of 1.5% per annum. For the first quarter of 2020, our contractual interest expense was $1.8 million, or approximately 3% of the average principal balance of debt outstanding.
We believe that cash on hand and cash flow from operations will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control.
Revolving Credit Facility. Our senior secured revolving credit facility, as amended (the "Revolving Credit Facility") is governed by a credit agreement dated as of January 30, 2018, as amended, (the "Credit Agreement") by and among the Company, Wells Fargo

Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto. Our Revolving Credit Facility provides for up to $350 million in lender commitments and is scheduled to mature on January 30, 2022. Under our Revolving Credit Facility, $50 million is available for the issuance of letters of credit. See Note 6, "Long-term Debt," for further information regarding the terms of the Credit Agreement.
As of March 31, 2020, we had $71.7 million of borrowings outstanding under the Credit Agreement and $19.1 million of outstanding letters of credit, leaving $107.6 million available to be drawn. The total amount available to be drawn was less than the lender commitments as of March 31, 2020, due to limits imposed by maintenance covenants in the Credit Agreement.
As of March 31, 2020, we were in compliance with our debt covenants under the Revolving Credit Facility.
We are working with our bank group regarding an amendment to the Revolving Credit Facility. The amendment entails converting our existing cash flow-based revolving credit facility into an asset-based revolving credit facility (the "Amended Facility"). We have made significant progress to date with our bank group and currently expect to complete the amendment process in the second quarter of 2020. The Amended Facility is expected to be subject to a borrowing base, with availability based upon the amount of our accounts receivable and inventory with advance rates dependent upon several factors, including the age and geographic location of the assets. While the amount of the borrowing base has not been finalized, we expect the size of the Amended Facility to range from $175 million to $200 million. While we believe we will be able to complete the amendment process within the time frame estimated and on the general terms described above, the amendment process remains subject to the completion of final documentation and credit approval by the bank group and, accordingly, we cannot be certain that we will be able to complete the amendment process within the time frame or on the terms currently expected.
If we are not successful in amending the Revolving Credit Facility, our borrowings would be governed by the existing Credit Agreement, which contains financial covenants and restrictions as further described above. Based on our forecasts, we anticipate that we could fail to comply with the total net leverage ratio covenant in the third quarter of 2020 as a result of projected declines in consolidated EBITDA resulting from current industry conditions caused by the global response to the COVID‑19 pandemic and the resulting collapse in oil prices. However, we believe that we will have sufficient liquidity over the next twelve months to fund its liabilities as they become due. Key elements affecting our liquidity position included the following as of March 31, 2020:

Cash and cash equivalents	$24,308
Working capital, net of cash and current debt and lease obligations	$348,055
Revolving Credit Facility borrowings outstanding	$71,700
If we do not complete the amendment process and subsequently are not in compliance with the total net leverage ratio covenant under the Revolving Credit Facility, we believe that we will have sufficient cash on hand, together with cash flow from operations (after investments in capital expenditures), to repay the borrowings outstanding under the Revolving Credit Facility or that we could seek to obtain an amendment or waiver from our lenders in order to avoid a default.
1.50% Convertible Senior Notes. On January 30, 2018, we issued $200 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee.
The Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
During the first quarter of 2020, we repurchased $5.7 million in principal amount of the outstanding Notes for $4.7 million, which approximated the net carrying value. Since December 31, 2018, we have repurchased $13.5 million in principal amount of the outstanding notes for $11.5 million.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense we recognize related to the Notes for accounting purposes is based on an effective interest rate of approximately 6%, which is greater than the cash interest payments we are obligated to pay on the Notes. Reported interest expense associated with the Notes for both the three months ended March 31, 2020 and 2019 was $2.5 million, while the related contractual cash interest expense totaled $0.7 million and $0.8 million, respectively. See Note 6, "Long-term Debt," for further information regarding the Notes. As of March 31, 2020, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.

Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. As more fully described in Note 13, "Commitments and Contingencies," the Company has provided notice to and asserted an indemnification claim against the seller of GEODynamics. As a result, the maturity date of the note is extended until the resolution of the indemnity claim. The Company expects that the amount ultimately paid in respect of such note will be reduced as a result of this indemnification claim.
Our total debt represented 25% of our combined total debt and stockholders' equity at March 31, 2020, an increase from 17% at December 31, 2019 due primarily to the non-cash asset impairment charges recorded in the first quarter of 2020.
Stock Repurchase Program. We maintain a share repurchase program which was extended to July 29, 2020 by our Board of Directors. During the first three months of 2020, we did not repurchase any shares of our common stock under the program. The amount remaining under our share repurchase authorization as of March 31, 2020 was $119.8 million. Subject to applicable securities laws, any purchases will be at such times and in such amounts as the Company deems appropriate.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Tariffs
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase further as a result of customs, anti-dumping and countervailing duty regulations or otherwise and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 13, "Commitments and Contingencies" to the Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for additional discussion.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10‑K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. Except as discussed in Note 3, "Asset Impairments and Other Charges," there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting estimates are based.
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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2020, we had floating-rate obligations totaling $71.7 million drawn under our Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2020 levels, our consolidated interest expense would increase by a total of approximately $0.7 million annually.

Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2020, our reported foreign currency exchange losses were $0.1 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased $14.8 million from $67.7 million at December 31, 2019 to $82.5 million at March 31, 2020, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 13, "Commitments and Contingencies."
ITEM 1A. Risk Factors
"Part I, Item 1A. Risk Factors" of our 2019 Annual Report on Form 10‑K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10‑Q and our 2019 Annual Report on Form 10‑K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. Except as described below, there have been no material changes to our risk factors as set forth in our 2019 Annual Report on Form 10‑K.
Recent declines in crude oil prices to record low levels as a result of the Coronavirus Disease 2019 ("COVID-19") outbreak and a significantly oversupplied crude oil market have negatively impacted, and are expected to continue to negatively impact, demand for our products and services resulting in a material negative impact on our results of operations, financial position and liquidity.
The outbreak of COVID-19 in the United States and globally, together with government and private sector responsive actions, have, and are expected to continue to, adversely affect both the price of and demand for crude oil and the continuity of our business operations. It is currently impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. In March 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. A significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects.
While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers' operations to continue, our operations, and those of our customers, have been and will likely continue to be disrupted in various ways. For example, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel, and have also required employees to quarantine who have become ill or experienced COVID-19-related symptoms. Travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations. In addition, the COVID-19 outbreak poses a risk of disruptions to our supply chain if a supplier were to experience production or delivery constraints due to the effects of COVID-19. Disruptions of this type and others could continue and increase for the foreseeable future. For example, in many of our customers' offshore drilling projects, personnel reside in close quarters on an offshore rig or platform for lengthy periods of time. Cases of COVID-19 in these environments have occurred and a widespread outbreak of COVID-19 on a rig or platform could result in a cessation of operations which would further depress demand for our products and services. Finally, although our manufacturing and service facilities in the United States generally remain open and operational as of the date of filing of this Quarterly Report on Form 10‑Q, certain of our international facilities have been required to temporarily close due to government mandates. Additional governmental mandates or the illness or absence of a substantial number of employees could require that we temporarily close additional facilities, or may prohibit or significantly restrict us, our customers and third party providers upon whom we and they rely from remaining operational.
In addition, we have implemented work-from-home policies for certain employees. The effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
Contemporaneously with the widespread outbreak of COVID-19 in the United States, Saudi Arabia announced a material increase in crude oil production in response to a dispute with Russia over crude oil production levels, resulting in global oil markets being significantly oversupplied, particularly in light of the reduced demand resulting from the COVID-19 pandemic. As a result, the spot price of West Texas Intermediate crude oil declined precipitously beginning in the middle of March, closing at $21 per barrel on March 31, 2020. In response, a number of our exploration and production company customers announced significant reductions in capital spending for drilling, completion, production and other projects on which our products and services would be used. These reductions in spending and activity levels have negatively impacted, and we expect they will continue to negatively impact, demand for our products and services, the prices we can charge for those products and services and, as a result, our results of operations, liquidity and financial condition. Although the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies agreed to reduce production, supply continues to exceed demand and crude oil prices have continued to fall following March 31, 2020.

The effect of the COVID-19 pandemic has also resulted in significant disruption of global financial markets. For companies like ours in the energy industry, this disruption has been exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices, and has significantly impacted the value of our common stock and which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity. In addition, a recession or long-term market correction, resulting from the COVID-19 pandemic could in the future further materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.
The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 and depressed crude oil prices impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2020	49,550	$15.87	—	$119,788,435
February 1 through February 29, 2020	173,563	10.82	—	119,788,435
March 1 through March 31, 2020	115	5.93	—	119,788,435
Total	223,228	$11.94	—

(1)
All shares purchased during the three-month period ended March 31, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.

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

10.1*	—	Annual Incentive Compensation Plan, dated January 1, 2020.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------
*        Filed herewith.
**      Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	April 30, 2020	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)