Form 10-Q
period 2020-06-30
OIL STATES INTERNATIONAL, INC
filed 2020-07-30
CIK 1121484

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
As of July 24, 2020, the number of shares of common stock outstanding was 61,030,628.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Products	$82,643	$124,965	$185,623	$241,293
Services	63,602	139,720	180,316	274,003
	146,245	264,685	365,939	515,296

Costs and expenses:
Product costs	68,088	95,289	157,834	184,557
Service costs	59,995	112,823	167,851	223,433
Cost of revenues (exclusive of depreciation and amortization expense presented below)	128,083	208,112	325,685	407,990
Selling, general and administrative expense	23,992	31,484	50,116	61,592
Depreciation and amortization expense	24,646	31,883	51,055	63,434
Impairments of goodwill	—	—	406,056	—
Impairments of fixed assets	2,992	—	8,190	—
Other operating income, net	(134)	(399)	(27)	(485)
	179,579	271,080	841,075	532,531
Operating loss	(33,334)	(6,395)	(475,136)	(17,235)

Interest expense, net	(4,179)	(4,617)	(7,683)	(9,369)
Other income, net	5,994	1,009	6,768	1,676
Loss before income taxes	(31,519)	(10,003)	(476,051)	(24,928)
Income tax benefit	6,893	263	46,384	540
Net loss	$(24,626)	$(9,740)	$(429,667)	$(24,388)

Net loss per share:
Basic	$(0.41)	$(0.16)	$(7.19)	$(0.41)
Diluted	(0.41)	(0.16)	(7.19)	(0.41)

Weighted average number of common shares outstanding:
Basic	59,839	59,406	59,747	59,332
Diluted	59,839	59,406	59,747	59,332
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(24,626)	$(9,740)	$(429,667)	$(24,388)

Other comprehensive income (loss):
Currency translation adjustments	(1,230)	(2,329)	(16,021)	137
Comprehensive loss	$(25,856)	$(12,069)	$(445,688)	$(24,251)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,819	$8,493
Accounts receivable, net	168,778	233,487
Inventories, net	198,276	221,342
Income taxes receivable	44,986	2,568
Prepaid expenses and other current assets	12,533	17,539
Total current assets	478,392	483,429

Property, plant, and equipment, net	409,148	459,724
Operating lease assets, net	38,297	43,616
Goodwill, net	75,746	482,306
Other intangible assets, net	217,854	230,091
Other noncurrent assets	27,446	28,701
Total assets	$1,246,883	$1,727,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$25,626	$25,617
Accounts payable	52,160	78,368
Accrued liabilities	40,823	48,840
Current operating lease liabilities	8,091	8,311
Income taxes payable	3,606	4,174
Deferred revenue	23,583	17,761
Total current liabilities	153,889	183,071

Long-term debt	229,490	222,552
Long-term operating lease liabilities	31,502	35,777
Deferred income taxes	31,796	38,079
Other noncurrent liabilities	21,337	24,421
Total liabilities	468,014	503,900

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,300,443 shares and 72,546,321 shares issued, respectively	733	726
Additional paid-in capital	1,117,771	1,114,521
Retained earnings	368,043	797,710
Accumulated other comprehensive loss	(83,767)	(67,746)
Treasury stock, at cost, 12,268,691 and 12,045,065 shares, respectively	(623,911)	(621,244)
Total stockholders' equity	778,869	1,223,967
Total liabilities and stockholders' equity	$1,246,883	$1,727,867
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2020	$732	$1,115,677	$392,669	$(82,537)	$(623,909)	$802,632
Net loss	—	—	(24,626)	—	—	(24,626)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(788)	—	(788)
Currency translation adjustments on intercompany advances	—	—	—	(442)	—	(442)
Stock-based compensation expense:
Restricted stock	1	2,094	—	—	—	2,095
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2)	(2)
Balance, June 30, 2020	$733	$1,117,771	$368,043	$(83,767)	$(623,911)	$778,869

Six Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
Net loss	—	—	(429,667)	—	—	(429,667)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(6,873)	—	(6,873)
Currency translation adjustments on intercompany advances	—	—	—	(9,148)	—	(9,148)
Stock-based compensation expense:
Restricted stock	7	3,250	—	—	—	3,257
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,667)	(2,667)
Balance, June 30, 2020	$733	$1,117,771	$368,043	$(83,767)	$(623,911)	$778,869
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(429,667)	$(24,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	51,055	63,434
Impairments of goodwill	406,056	—
Impairments of inventories	25,230	—
Impairments of fixed assets	8,190	—
Stock-based compensation expense	3,257	8,590
Amortization of debt discount and deferred financing costs	4,067	3,894
Deferred income tax benefit	(48,738)	(3,495)
Gain on extinguishment of 1.50% convertible senior notes	(4,779)	—
Gain on disposals of assets	(1,489)	(1,245)
Other, net	3,177	141
Changes in operating assets and liabilities:
Accounts receivable	56,062	19,884
Inventories	(4,320)	(534)
Accounts payable and accrued liabilities	(34,227)	1,200
Income taxes payable	(635)	943
Other operating assets and liabilities, net	10,892	(2,421)
Net cash flows provided by operating activities	44,131	66,003

Cash flows from investing activities:
Capital expenditures	(8,915)	(31,577)
Proceeds from disposition of property, plant and equipment	5,418	2,151
Other, net	(301)	(1,459)
Net cash flows used in investing activities	(3,798)	(30,885)

Cash flows from financing activities:
Revolving credit facility borrowings	72,173	119,252
Revolving credit facility repayments	(53,104)	(156,208)
Purchases of 1.50% convertible senior notes	(10,595)	—
Other debt and finance lease repayments, net	(165)	(301)
Payment of financing costs	(651)	(8)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,667)	(3,622)
Purchase of treasury stock	—	(757)
Net cash flows provided by (used in) financing activities	4,991	(41,644)

Effect of exchange rate changes on cash and cash equivalents	2	(384)
Net change in cash and cash equivalents	45,326	(6,910)
Cash and cash equivalents, beginning of period	8,493	19,316
Cash and cash equivalents, end of period	$53,819	$12,406

Cash paid for:
Interest	$3,486	$5,285
Income taxes, net of refunds	2,888	2,002
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
As further discussed in Note 13, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these recent developments on the Company will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During the first and second quarters of 2020, the Company recorded asset impairments and recorded severance and facility closure charges in response to these recent developments, as further discussed in Note 3, "Asset Impairments and Other Charges." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
3. Asset Impairments and Other Charges
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to current and expected material reductions in global demand due to the global response to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices further declined in April of 2020 to record low levels, and while crude oil prices have increased to some extent since that time, they remain at depressed levels.
Demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry. This decline in oil prices has, and is expected to continue to, result in further near-term reductions to most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly in the U.S. shale play regions. These conditions may also result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and in certain instances, non-payment of amounts owed.
Consistent with oilfield service industry peers, the Company's stock price declined dramatically during the first quarter of 2020, with its market capitalization falling substantially below the carrying value of stockholders' equity.
Following these March 2020 events, the Company immediately implemented significant cost reduction initiatives. The Company also assessed the carrying value of goodwill, long-lived and other assets based on the industry outlook regarding overall demand for and pricing of its products and services, other market considerations and the financial condition of the Company's customers. As a result of these events, actions and assessments, the Company recorded the following charges during the first quarter of 2020 (in thousands):

	Completion Services	Drilling Services	Downhole Technologies	Offshore/ Manufactured Products	Pre-tax Total	Tax	After-tax Total
Impairments of goodwill	$127,054	$—	$192,502	$86,500	$406,056	$19,600	$386,456
Impairments of fixed assets	—	5,198	—	—	5,198	1,092	4,106
Impairments of inventories (Note 4)	8,981	—	—	16,249	25,230	4,736	20,494
Severance and facility closure costs	331	217	—	112	660	139	521
The Company further reduced its workforce and closed additional facilities in the United States during the second quarter of 2020, and recorded the following charges (in thousands):

	Completion Services	Downhole Technologies	Offshore/ Manufactured Products	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of fixed assets	$2,992	$—	$—	$—	$2,992	$628	$2,364
Severance and facility closure costs	3,544	1,315	322	216	5,397	1,133	4,264
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
Based on this quantitative assessment as of March 31, 2020, the Company concluded that goodwill recorded in the Completion Services and Downhole Technologies businesses was fully impaired while goodwill recorded in the Offshore/Manufactured Products business was partially impaired. The Company therefore recognized non-cash goodwill impairment charges totaling $406.1 million in the first quarter of 2020. These impairment charges did not impact the Company's liquidity position, debt covenants or cash flows.
The discount rates used to value the Company's reporting units as of March 31, 2020 ranged between 16.8% and 18.5%. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would have increased the goodwill impairment charge by approximately $10 million.
A summary of changes in the carrying values of goodwill by reporting unit in the first six months of 2020 is presented in Note 4, "Details of Selected Balance Sheet Accounts."
Long-lived Assets
The Company also assesses the carrying value of long-lived assets, including property, plant and equipment, operating lease assets and other intangible assets held by each of its four reporting units. As a result of the March 2020 assessment, the Company concluded that property and equipment held by the Drilling Services reporting unit was further impaired and recognized a non-cash fixed asset impairment charge of $5.2 million in the first quarter of 2020. During the second quarter of 2020, the Company concluded that certain facilities held for sale by the Completion Services reporting unit were impaired and recognized a non-cash fixed asset impairment charge of $3.0 million to reduce the carrying value of the facilities to their estimated realizable value based on the current market environment.
The Company performed a qualitative assessment of goodwill and long-lived assets at June 30, 2020 and concluded that no further impairment evaluation was required. As a result, no other impairments were recorded in the second quarter of 2020.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
4. Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2020 and December 31, 2019 is presented below (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, net:
Trade	$128,549	$178,813
Unbilled revenue	20,970	28,341
Contract assets	25,636	26,034
Other	3,885	9,044
Total accounts receivable	179,040	242,232
Allowance for doubtful accounts	(10,262)	(8,745)
	$168,778	$233,487

Allowance for doubtful accounts as a percentage of total accounts receivable	6%	4%

	June 30, 2020	December 31, 2019
Deferred revenue (contract liabilities)	$23,583	$17,761
For the six months ended June 30, 2020, the $0.4 million net decrease in contract assets was primarily attributable to $22.1 million transferred to accounts receivable, which was partially offset by $21.8 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $5.8 million in 2020, primarily reflecting $16.6 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $10.5 million of revenue that was deferred at the beginning of the period.
As of June 30, 2020 and December 31, 2019, 61% and 73%, respectively, of total accounts receivables related to revenues generated in the United States. As of June 30, 2020 and December 31, 2019, 18% and 10%, respectively, of total accounts receivables related to revenues generated in the United Kingdom. As of June 30, 2020, 13% of total accounts receivables related to revenues generated in Singapore. No other country or single customer accounted for more than 10% of the Company's total accounts receivables at these dates.
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. Determination of the collectability of amounts due from customers requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are established through an assessment of the Company's portfolio on an individual customer and consolidated basis taking into account current and expected future market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company's customers as well as political and economic factors in countries of operations and other customer-specific factors. Based on a review of these factors, the Company establishes or adjusts allowances for trade and unbilled receivables as well as contract assets. If a customer receivable is deemed to be uncollectible, the receivable is charged-off against allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Allowance for doubtful accounts – January 1	$8,745	$6,701
Provisions	2,549	453
Write-offs	(2,184)	(848)
Other	1,152	(3)
Allowance for doubtful accounts – June 30	10,262	6,303

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2020	December 31, 2019
Inventories, net:
Finished goods and purchased products	$106,124	$107,691
Work in process	23,421	21,963
Raw materials	108,372	110,719
Total inventories	237,917	240,373
Allowance for excess or obsolete inventory	(39,641)	(19,031)
	$198,276	$221,342
The Company recorded impairment charges totaling $25.2 million in the first quarter of 2020 to reduce the carrying value of inventories to their estimated net realizable value following the March 2020 decline in crude oil prices, which is expected to reduce the near-term utility of certain goods within the Offshore/Manufactured Products and Completion Services operations.

	June 30, 2020	December 31, 2019
Property, plant and equipment, net:
Land	$34,272	$37,507
Buildings and leasehold improvements	264,841	273,384
Machinery and equipment	239,793	246,826
Completion Services equipment	511,479	510,737
Office furniture and equipment	35,052	45,309
Vehicles	86,189	97,264
Construction in progress	8,763	13,281
Total property, plant and equipment	1,180,389	1,224,308
Accumulated depreciation	(771,241)	(764,584)
	$409,148	$459,724
For the three months ended June 30, 2020 and 2019, depreciation expense was $18.5 million and $25.1 million, respectively. Depreciation expense was $38.6 million and $49.9 million for the six months ended June 30, 2020 and 2019, respectively.
As discussed in Note 3, "Asset Impairments and Other Charges," during the first quarter of 2020 the Drilling Services reporting unit recognized a non-cash impairment charge of $5.2 million to reduce the carrying value of the business's fixed assets to their estimated realizable value. Additionally, in the second quarter of 2020, the Completion Services reporting unit recognized a non-cash impairment charge of $3.0 million to reduce the carrying value of certain facilities to their estimated realizable value.

	June 30, 2020	December 31, 2019
Other noncurrent assets:
Deferred compensation plan	$20,584	$22,268
Other	6,862	6,433
	$27,446	$28,701

	June 30, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$13,391	$24,930
Insurance liabilities	7,641	9,108
Accrued taxes, other than income taxes	7,103	3,424
Accrued commissions	1,893	1,481
Other	10,795	9,897
	$40,823	$48,840

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Goodwill:	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2019
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,750	$764,601
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	(165,000)	—	(282,295)
	127,054	—	127,054	192,502	162,750	482,306
Goodwill impairments(1)	(127,054)	—	(127,054)	(192,502)	(86,500)	(406,056)
Foreign currency translation	—	—	—	—	(504)	(504)
Balance as of June 30, 2020	$—	$—	$—	$—	$75,746	$75,746
________________
(1)See Note 3, "Asset Impairments and Other Charges" for discussion of first quarter 2020 goodwill impairments.

Other Intangible Assets:	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,260	$49,817	$118,443	$168,278	$44,296	$123,982
Patents/Technology/Know-how	86,166	33,724	52,442	85,919	30,791	55,128
Noncompete agreements	17,086	13,453	3,633	17,125	11,061	6,064
Tradenames and other	53,708	10,372	43,336	53,708	8,791	44,917
	$325,220	$107,366	$217,854	$325,030	$94,939	$230,091
For the three months ended June 30, 2020 and 2019, amortization expense was $6.1 million and $6.8 million, respectively. Amortization expense was $12.5 million and $13.5 million for the six months ended June 30, 2020 and 2019, respectively.
5. Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerators:
Net loss	$(24,626)	$(9,740)	$(429,667)	$(24,388)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(24,626)	(9,740)	(429,667)	(24,388)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(24,626)	$(9,740)	$(429,667)	$(24,388)

Denominators:
Weighted average number of common shares outstanding	60,987	60,458	60,879	60,353
Less: Weighted average number of unvested restricted stock awards outstanding	(1,148)	(1,052)	(1,132)	(1,021)
Denominator for basic and diluted net loss per share	59,839	59,406	59,747	59,332

Net loss per share:
Basic	$(0.41)	$(0.16)	$(7.19)	$(0.41)
Diluted	(0.41)	(0.16)	(7.19)	(0.41)
The calculation of diluted net loss per share for the three and six months ended June 30, 2020 excluded 596 thousand shares and 613 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and six months ended June 30, 2019 excluded 664 thousand shares and 676 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were excluded for the three and six month periods ended June 30, 2020 and 2019, due to their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
6. Long-term Debt
As of June 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving credit facility due January 2022(1)	$69,759	$50,534
1.50% convertible senior notes due February 2023(2)	155,480	167,594
Promissory note	25,000	25,000
Other debt and finance lease obligations	4,877	5,041
Total debt	255,116	248,169
Less: Current portion	(25,626)	(25,617)
Total long-term debt	$229,490	$222,552
____________________
(1)Presented net of $1.2 million and $1.4 million of unamortized debt issuance costs as of June 30, 2020 and December 31, 2019, respectively.
(2)The outstanding principal amount of the 1.50% convertible senior notes was $174.6 million and $192.3 million as of June 30, 2020 and December 31, 2019, respectively.
Revolving Credit Facility due January 2022
The Company's senior secured revolving credit facility (the "Revolving Credit Facility") is governed by an amended and restated credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto, and the lenders and other financial institutions from time to time party thereto, dated as of January 30, 2018 (the "Credit Agreement"), which matures on January 30, 2022. Prior to June 17, 2020, the Revolving Credit Facility provided for $350.0 million in lender commitments, including $50.0 million available for the issuance of letters of credit.
On June 17, 2020, the Company entered into an omnibus amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). Lender commitments under the Amended Credit Agreement were reduced to $200.0 million in exchange for the suspension of the financial covenants described below from July 1, 2020 through March 30, 2021. During the financial covenant suspension period, borrowing availability under the Revolving Credit Facility (as amended, the "Amended Revolving Credit Facility") will be limited to 85% of the lesser of (i) $200.0 million or (ii) a borrowing base, calculated monthly, equal to the sum of 70% of the consolidated net book value of eligible receivables and 20% of the consolidated net book value of eligible inventory (the "Borrowing Base").
As of June 30, 2020, the Company had $71.0 million of borrowings outstanding under the Amended Revolving Credit Facility and $28.4 million of outstanding letters of credit. The total amount available to be drawn as of July 1, 2020 was $37.3 million, calculated based on 85% of the current Borrowing Base less outstanding borrowings and letters of credit.
Prior to June 17, 2020, amounts outstanding under the Revolving Credit Facility accrued interest at LIBOR plus a margin of 1.75% to 3.00%, or at a base rate plus a margin of 0.75% to 2.00%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA (as defined in the Credit Agreement). The Company was also required to pay a quarterly commitment fee of 0.25% to 0.50%, based on the Company's ratio of total net funded debt to consolidated EBITDA, on the unused commitments under the Credit Agreement. Effective June 17, 2020, borrowings outstanding under the Amended Revolving Credit Facility bear interest at LIBOR plus a margin of 2.50% to 3.75%, or at a base rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA. The Company must also pay a quarterly commitment fee of 0.50%, based on unused commitments under the Amended Credit Agreement. The Company expensed $0.5 million of previously deferred financing costs in the second quarter of 2020, which is included in interest expense, net, as a result of the amendment of the Credit Agreement.
The Amended Credit Agreement contains customary financial covenants and restrictions. Specifically, except for the period from July 1, 2020 through March 30, 2021, the Company must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0, a maximum senior secured leverage ratio, defined as the ratio of senior secured debt to consolidated EBITDA, of no greater than 2.25 to 1.0 and a total net leverage ratio, defined as the ratio of total net funded debt to consolidated EBITDA, of no greater than 3.75 to 1.0.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The various components used in the calculation of these ratios are defined in the Amended Credit Agreement. Consolidated EBITDA and consolidated interest expense, as defined, exclude non-cash goodwill and fixed asset impairment charges, gains or losses on the extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of the Company's assets and the assets of its domestic subsidiaries. The Company's obligations under the Amended Credit Agreement are guaranteed by its significant domestic subsidiaries. The Amended Credit Agreement also contains negative covenants that limit the Company's ability to accumulate cash in excess of $45.0 million in the United States, borrow additional funds, encumber assets, pay dividends, sell assets, repurchase shares of common stock and enter into other significant transactions.
Under the Amended Credit Agreement, the occurrence of specified change of control events involving the Company would constitute an event of default that would permit the banks to, among other things, accelerate the maturity of the facility and cause it to become immediately due and payable in full.
As of June 30, 2020, the Company was in compliance with its debt covenants under the Amended Credit Agreement.
1.50% Convertible Senior Notes due February 2023
On January 30, 2018, the Company issued $200 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "Notes") pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee.
During the second quarter of 2020, the Company purchased $12.0 million principal amount of the outstanding Notes for $5.9 million in cash. The net carrying amount of the liability component of these Notes totaled $10.6 million. In connection with extinguishment of these Notes, the Company recognized a non-cash gain of $4.8 million during the second quarter of 2020, which is included within other income, net.
During the first quarter of 2020, the Company purchased $5.7 million principal amount of the outstanding Notes for $4.7 million in cash, which approximated the net carrying amount of the related liability. Since September 2019, the Company has purchased $25.4 million principal amount of the outstanding notes for $17.3 million in cash.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, interest expense recognized on the Notes for accounting purposes, reflecting an effective interest rate of approximately 6%, is greater than cash interest the Company is obligated to pay. Reported interest expense associated with the Notes for the three and six months ended June 30, 2020 was $2.4 million and $4.9 million, respectively, while the related contractual cash interest expense totaled $0.7 million and $1.4 million, respectively. Reported interest expense associated with the Notes for the three and six months ended June 30, 2019 was $2.5 million and $5.1 million, respectively, while the related contractual cash interest expense totaled $0.8 million and $1.5 million, respectively.
The following table presents the carrying amount of the Notes in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of the liability component	$174,569	$192,250
Less: Unamortized discount	16,656	21,544
Less: Unamortized issuance costs	2,433	3,112
Net carrying amount of the liability component	$155,480	$167,594

Net carrying amount of the equity component	$25,683	$25,683

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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of June 30, 2020, none of the conditions allowing holders of the Notes to convert, or requiring the Company to repurchase the Notes, had been met.
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc. ("GEODynamics"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set off, in part or in full, against certain indemnification claims related to matters occurring prior to the Company's acquisition of GEODynamics. As more fully described in Note 13, "Commitments and Contingencies," the Company has provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until these indemnity claims are resolved. The Company expects that the amount ultimately paid in respect of such note to be reduced by these indemnification claims.
7. Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of June 30, 2020 was $91.5 million based on quoted market prices (a Level 1 fair value measurement), which compares to the $174.6 million principal amount of the Notes.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8. Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2020 (in thousands):

Shares of common stock outstanding – December 31, 2019	60,501
Restricted stock awards, net of forfeitures	754
Shares withheld for taxes on vesting of stock awards and transferred to treasury	(224)
Shares of common stock outstanding – June 30, 2020	61,032
As of June 30, 2020 and December 31, 2019, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
The Company maintained a share repurchase program, which was allowed to expire on July 29, 2020. During the first six months of 2020, the Company did not repurchase any common stock under the program. The amount remaining under the Company's share repurchase authorization as of June 30, 2020 was $119.8 million.
9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $67.7 million at December 31, 2019 to $83.8 million at June 30, 2020, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of the Company's reportable segments. For the six months ended June 30, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. As of June 30, 2020, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 6% and 27%, respectively, compared to the exchange rate at December 31, 2019, contributing to other comprehensive loss of $16.0 million reported for the six months ended June 30, 2020. During the first six months of 2019, the exchange rates did not materially change.
10. Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the six months ended June 30, 2020 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2019	636	1,064	248
Granted	—	684	181
Vested/Exercised	—	(529)	(125)
Forfeited	(50)	(55)	—
Outstanding – June 30, 2020	586	1,164	304
Weighted average grant date fair value (2020 awards)	$—	$10.03	$11.15
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
Stock-based compensation expense recognized during the three and six months ended June 30, 2020 totaled $2.1 million and $3.3 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2019 totaled $4.2 million and $8.6 million, respectively. As of June 30, 2020, there was $13.6 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
11. Income Taxes
The income tax benefit for the three and six month periods ended June 30, 2020 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2020, the Company's income tax benefit was $6.9 million on a pre-tax loss of $31.5 million, which includes certain non-deductible expenses. This compares to an income tax benefit of $0.3 million on a pre-tax loss of $10.0 million, which includes certain non-deductible expenses, for the three months ended June 30, 2019.
For the six months ended June 30, 2020, the Company's income tax benefit was $46.4 million on a pre-tax loss of $476.1 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. The impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act (discussed below). This compares to an income tax benefit of $0.5 million on a pre-tax loss of $24.9 million, which includes certain non-deductible expenses, for the six months ended June 30, 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. In accordance with the recently established rules and procedures under the CARES Act, the Company has filed carryback claims regarding U.S. net operating losses generated in 2018 and 2019. Prior to the enactment of the CARES Act, such tax losses could only be carried forward. The Company expects to receive refunds related to these carryback claims in 2020 of approximately $42.1 million, which are classified as income taxes receivable in the consolidated balance sheet as of June 30, 2020.
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
Financial information by business segment for the three and six months ended June 30, 2020 and 2019 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2020
Well Site Services –
Completion Services(1)	$36,175	$13,352	$(22,475)	$1,923	$266,438
Drilling Services	169	16	(445)	—	4,365
Total Well Site Services	36,344	13,368	(22,920)	1,923	270,803
Downhole Technologies	14,965	5,619	(11,110)	1,165	308,942
Offshore/Manufactured Products	94,936	5,476	9,419	457	548,226
Corporate	—	183	(8,723)	(511)	118,912
Total	$146,245	$24,646	$(33,334)	$3,034	$1,246,883

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
____________
(1)Operating loss includes a non-cash fixed asset impairment charge of $3.0 million to reduce the carrying value of certain of the Completion Services reporting unit’s facilities to their estimated realizable value.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six months ended June 30, 2020
Well Site Services –
Completion Services(1)	$119,101	$28,118	$(162,078)	$4,861	$266,438
Drilling Services(2)	4,700	286	(5,796)	114	4,365
Total Well Site Services	123,801	28,404	(167,874)	4,975	270,803
Downhole Technologies(3)	56,030	11,203	(203,801)	2,814	308,942
Offshore/Manufactured Products(4)	186,108	11,104	(86,077)	1,522	548,226
Corporate	—	344	(17,384)	(396)	118,912
Total	$365,939	$51,055	$(475,136)	$8,915	$1,246,883

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six months ended June 30, 2019
Well Site Services –
Completion Services	$203,962	$34,534	$(4,001)	$18,883	$507,028
Drilling Services	20,396	6,565	(7,160)	1,914	59,322
Total Well Site Services	224,358	41,099	(11,161)	20,797	566,350
Downhole Technologies	101,030	10,322	2,592	7,076	707,878
Offshore/Manufactured Products	189,908	11,560	15,068	3,266	677,644
Corporate	—	453	(23,734)	438	45,829
Total	$515,296	$63,434	$(17,235)	$31,577	$1,997,701
________________
(1)Operating loss includes a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value, an inventory impairment charge of $9.0 million to reduce the carrying value of the Completion Services reporting unit's inventory to its estimated realizable value and a non-cash fixed asset impairment charge of $3.0 million to reduce the carrying value of certain of the Completion Services reporting unit's facilities to their estimated realizable value.
(2)Operating loss includes a non-cash fixed asset impairment charge of $5.2 million to reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value.
(3)Operating loss includes non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies reporting unit to its estimated fair value.
(4)Operating loss includes a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value and an inventory impairment charge of $16.2 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit's inventory to its estimated net realizable value.
See Note 3, "Asset Impairments and Other Charges" and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges recorded during the first half of 2020.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by business segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended June 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$51,365	$38,517	$51,365	$38,517
Short-cycle:
Completion products and services	36,175	103,320	14,965	46,740	4,643	29,265	55,783	179,325
Drilling services	169	12,646	—	—	—	—	169	12,646
Other products	—	—	—	—	6,809	5,746	6,809	5,746
Total short-cycle	36,344	115,966	14,965	46,740	11,452	35,011	62,761	197,717
Other products and services	—	—	—	—	32,119	28,451	32,119	28,451
	$36,344	$115,966	$14,965	$46,740	$94,936	$101,979	$146,245	$264,685

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Six months ended June 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$88,153	$65,762	$88,153	$65,762
Short-cycle:
Completion products and services	119,101	203,962	56,030	101,030	18,416	53,540	193,547	358,532
Drilling services	4,700	20,396	—	—	—	—	4,700	20,396
Other products	—	—	—	—	15,229	13,484	15,229	13,484
Total short-cycle	123,801	224,358	56,030	101,030	33,645	67,024	213,476	392,412
Other products and services	—	—	—	—	64,310	57,122	64,310	57,122
	$123,801	$224,358	$56,030	$101,030	$186,108	$189,908	$365,939	$515,296
No customer individually accounted for 10% of the Company's consolidated revenue for the six months ended June 30, 2020 and 2019.
Revenues from products and services transferred to customers over time accounted for approximately 63% and 67% of consolidated revenues for the six months ended June 30, 2020 and 2019, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2020, the Company had $151 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 35% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2020, with an additional 33% in 2021 and the balance thereafter.
13. Commitments and Contingencies
The impact of the recent COVID-19 pandemic and related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The most direct and immediate impact that the Company has experienced and expects to continue to experience from the COVID-19 pandemic is decreased demand for its products and services due to lower activity levels by its customers resulting from the precipitous decline in crude oil prices. The overall impact of the pandemic and oil price collapse on the Company and its customers will depend on many factors, many of which are beyond management's control and knowledge. In response to public health concerns related to COVID-19, many federal, state, local and other authorities around the world have imposed mandatory regulations directing individuals to stay at home and limiting their ability to travel domestically or internationally. In certain cases, when travel is permitted, a multi-week quarantine period is required before an individual can work in the area. Additionally, rules and regulations regarding employer responsibilities continue to be promulgated. Facility closures, quarantines, travel restrictions, and possible future workforce shortages may, among numerous other impacts, result in delays by the Company in fulfilling its existing contractual obligations to its customers, which could result in adverse financial consequences. Additionally, the Company procures a variety of raw materials and component products, including steel, in the

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
manufacture of its products from companies which may be impacted similar challenges. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets remains uncertain.
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
14. Related Party Transactions
GEODynamics historically leased certain land and facilities from an equity holder who was employed by the Company through March 31, 2020. In connection with the acquisition of GEODynamics, the Company assumed these leases. Rent expense related to leases with this former employee for the three months ended March 31, 2020 totaled $44 thousand. Rent expense related to leases with this former employee for the three and six months ended June 30, 2019 totaled $44 thousand and $69 thousand, respectively.
Additionally, GEODynamics purchases products from and sells products to a company in which this former employee is an investor. Sales to this company by GEODynamics were $1.8 million for the three months ended March 31, 2020. Sales to this company by GEODynamics were $586 thousand and $593 thousand for the three and six months ended June 30, 2019, respectively. Purchases from this company were $414 thousand and $825 thousand for the three and six months ended June 30, 2019, respectively.

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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:
•public health crises, such as the Coronavirus Disease 2019 ("COVID-19") outbreak at the beginning of 2020, which has negatively impacted the global economy, and correspondingly, the price of crude oil;
•the level of supply of and demand for oil and natural gas;
•fluctuations in current and future prices of oil and natural gas;
•the cyclical nature of the oil and natural gas industry;
•the level of exploration, drilling and completion activity;
•the financial health of our customers;
•political, economic and legal efforts to restrict or eliminate certain oil and natural gas exploration, development and production activities due to concerns over the threat of climate change;
•the availability of and access to attractive oil and natural gas field prospects by our customers, which may be affected by governmental actions or actions of other parties which may restrict drilling and completion activities;
•the level of offshore oil and natural gas developmental activities;
•general global economic conditions;
•the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing;
•global weather conditions and natural disasters;
•changes in tax laws and regulations;
•the impact of tariffs and duties on imported raw materials and exported finished goods;
•impact of environmental matters, including future regulatory efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced commodity demand globally;
•our ability to timely obtain critical permits for constructing or operating our facilities and find and retain skilled personnel;
•negative outcome of litigation, threatened litigation or government proceedings;
•our ability to develop new competitive technologies and products;
•fluctuations in currency exchange rates;
•physical, digital, cyber, internal and external security breaches;
•the availability and cost of capital;
•our ability to protect our intellectual property rights;
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in "Part I, Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K and "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.

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
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2019 Annual Report on Form 10-K in order to understand factors, such as business combinations, charges and credits and financing transactions, which may impact comparability from period to period.
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
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand due to the COVID-19 pandemic coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production in an effort to protect market share. OPEC, its members and other state-controlled oil companies agreed to reduce production following the crude oil price collapse and many operators have shut-in production in the United States. As a result, crude oil prices have increased to some extent since reaching record low levels in April of 2020. During the second quarter of 2020, the spot price of Brent and WTI crude oil averaged $30 and $28 per barrel, respectively – down approximately 40% from the prior quarter averages and approximately 55% from the comparable prior-year quarter averages. The ultimate magnitude and duration of the COVID-19 pandemic, the timing and extent of governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices, the global economy and capital markets remains uncertain. While it is difficult for management to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or the Company, management expects that it will continue to materially and adversely affect demand for our products and services over the balance of 2020 and into 2021.
Demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry. This decline in crude oil prices is expected to result in further near-term reductions to most of our customers' drilling, completion and production activities and their related spending on products and services, particularly activity in the U.S. shale play regions. These conditions may also result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and, in certain instances, non-payments of amounts owed. Additionally, future actions among OPEC members and other producing nations as to production levels and prices could result in further declines in crude oil prices, which would prove detrimental, particularly given the weak demand environment for crude oil and associated products caused by the COVID-19 pandemic.
Following the unprecedented March 2020 events, we immediately began aggressive implementation of the following cost reduction initiatives in the first and second quarters of 2020 in an effort to reduce our expenditures to protect the financial health of our company:
•reduced planned capital expenditures for 2020 by approximately 70% from the 2019 level;
•reduced headcount in the U.S. by approximately 32% between December 31, 2019 and June 30, 2020; and
•eliminated the vast majority of annual short-term incentives together with a significant reduction in the value of previously-granted long-term incentive awards.

We also assessed the carrying value of goodwill and other assets based on the current industry outlook regarding overall demand for and pricing of our products and services. As a result of these events, actions and assessments, we recorded the following charges during the first quarter of 2020:
•non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of goodwill;
•non-cash impairment charges of $25.2 million to reduce the carrying value of inventory to its net realizable value;
•non-cash impairment charge of $5.2 million to decrease the carrying value of our Drilling Services' fixed assets to their estimated realizable value; and
•employee severance and facility closure costs of $0.7 million.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. In accordance with certain established rules and procedures under the CARES Act, we have filed carryback claims regarding U.S. net operating losses generated in 2018 and 2019. Prior to the enactment of the CARES Act, such losses could only be carried forward. We expect to receive refunds related to these carryback claims of approximately $42.1 million in the second half of 2020.
During the second quarter of 2020, management implemented additional cost reduction measures including further significant U.S. workforce reductions and facility closures. As a result of these action, we recorded the following additional charges during the second quarter of 2020:
•employee severance and facility closure costs of $5.4 million; and
•non-cash impairment charge of $3.0 million within the Completion Services business to reduce the carrying value of certain facilities to their estimated realizable value.
In addition, as discussed in more detail under "– Revolving Credit Facility due January 2022," we amended our existing revolving credit facility during the second quarter of 2020. In connection with this amendment, the revolving credit facility size was reduced from $350 million to $200 million, with advances subject to a monthly borrowing base calculation, in exchange for the existing financial covenants being suspended from July 1, 2020 through March 30, 2021.
As discussed in more detail under “– 1.50% Convertible Senior Notes due February 2023,” during the first six months of 2020, we purchased a total of $17.7 million principal amount of our 1.50% convertible senior notes for $10.6 million in cash and recognized a related non-cash gain of $4.8 million, which was recorded in the second quarter of 2020.
Brent and West Texas Intermediate ("WTI") crude oil prices averaged $30 and $28 per barrel in the second quarter of 2020 – down 57% and 53%, respectively, compared to average prices in effect during the second quarter of 2019. Brent and WTI crude oil and natural gas pricing trends are as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2020	$50.27	$29.70
2019	$63.10	$69.01	$61.95	$63.17	$64.26
2018	$66.86	$74.53	$75.08	$68.76	$71.32
WTI Crude (per bbl)
2020	$45.34	$27.96
2019	$54.82	$59.88	$56.34	$56.82	$56.98
2018	$62.91	$68.07	$69.70	$59.97	$65.25
Henry Hub Natural Gas (per mmBtu)
2020	$1.91	$1.70
2019	$2.92	$2.57	$2.38	$2.40	$2.56
2018	$3.08	$2.85	$2.93	$3.77	$3.15
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On July 24, 2020, Brent and WTI crude oil spot prices closed at $43.29 and $41.23 per barrel – up 46% and 47%, respectively, from the second quarter 2020 average prices. Additionally, as presented in more detail below, the U.S. drilling rig count reported on July 24, 2020 was 251 rigs, 36% below the second quarter 2020 average.

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
Within this segment, our Completion Services business supplies equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Activity for the Completion Services business is dependent primarily upon the level and complexity of completion and workover activity in the areas of operations mentioned above. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells. Similarly, demand for our Drilling Services operations was historically driven by activity in our primary land drilling markets of the Permian Basin in West Texas and the U.S. Rocky Mountain area. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to weakness in customer demand for vertical drilling rigs in the U.S. land market. Our drilling operations now focus on serving operators in the U.S. Rocky Mountain region.
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
Demand for our Well Site Services and Downhole Technologies segments' businesses is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the U.S. drilling rig count, as measured by Baker Hughes Company, as of and for the periods indicated.

U.S. drilling rig count		Average for the
	As of July 24, 2020	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Land – Oil	169	293	783	472	807
Land – Natural gas and other	70	84	180	98	185
Offshore	12	15	26	18	24
Total	251	392	989	588	1,016
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2020, land-based, oil-directed drilling accounted for 71% of the total U.S. rig count – with the balance largely natural gas related. With the unprecedented decline in crude oil prices in March and April of 2020, drilling activity in the United States collapsed during the second quarter of 2020 – with the active drilling rig count declining 463 rigs, or 64%, during the period to a historical low of 265 rigs at June 30, 2020. As a result, the average U.S. rig count for the three months ended June 30, 2020 decreased by 597 rigs, or 60%, compared to the average for the three months ended June 30, 2019. With the continued uncertainties related to future crude oil demand and the extent of the COVID-19 pandemic, industry analysts are projecting that the U.S. rig count could decline further from the July 24, 2020 level during the balance of 2020.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global deepwater drilling and production spending, which are primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 47% of Offshore/Manufactured Products revenues in the first six months of 2020 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas. Customers have focused in recent years on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels. However, with reduced market visibility given the significant decline in crude oil prices which began in March of 2020 and associated reduced customer spending, we expect that the segment's 2020 bookings will be lower than the levels achieved in 2019.
Backlog reported by our Offshore/Manufactured Products segment totaled $235 million at June 30, 2020, a decrease of 12% from March 31, 2020 and a decrease of 17% from June 30, 2019. Second quarter 2020 bookings totaled $64 million, yielding a book-to-bill ratio of 0.7x and a year-to-date ratio of 0.8x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2020	$267	$235
2019	$234	$283	$293	$280
2018	$157	$165	$175	$179
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our products and services, has adversely affected our results of operations, cash flows and financial position. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would further adversely affect our results of operations, cash flows and financial position.
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
Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, public health crises, climate-related and other regulatory changes, and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2019 in order to understand factors, such as business combinations, charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.

Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
Revenues:
Products	$82,643	$124,965	$(42,322)	$185,623	$241,293	$(55,670)
Services	63,602	139,720	(76,118)	180,316	274,003	(93,687)
	146,245	264,685	(118,440)	365,939	515,296	(149,357)
Costs and expenses:
Product costs	68,088	95,289	(27,201)	157,834	184,557	(26,723)
Service costs	59,995	112,823	(52,828)	167,851	223,433	(55,582)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	128,083	208,112	(80,029)	325,685	407,990	(82,305)
Selling, general and administrative expenses	23,992	31,484	(7,492)	50,116	61,592	(11,476)
Depreciation and amortization expense	24,646	31,883	(7,237)	51,055	63,434	(12,379)
Impairments of goodwill(2)	—	—	—	406,056	—	406,056
Impairments of fixed assets(3)	2,992	—	2,992	8,190	—	8,190
Other operating income, net	(134)	(399)	265	(27)	(485)	458
	179,579	271,080	(91,501)	841,075	532,531	308,544
Operating loss	(33,334)	(6,395)	(26,939)	(475,136)	(17,235)	(457,901)
Interest expense, net	(4,179)	(4,617)	438	(7,683)	(9,369)	1,686
Other income(4)	5,994	1,009	4,985	6,768	1,676	5,092
Loss before income taxes	(31,519)	(10,003)	(21,516)	(476,051)	(24,928)	(451,123)
Income tax benefit(5)	6,893	263	6,630	46,384	540	45,844
Net loss	$(24,626)	$(9,740)	$(14,886)	$(429,667)	$(24,388)	$(405,279)

Net loss per share:
Basic	$(0.41)	$(0.16)		$(7.19)	$(0.41)
Diluted	(0.41)	(0.16)		(7.19)	(0.41)

Weighted average number of common shares outstanding:
Basic	59,839	59,406		59,747	59,332
Diluted	59,839	59,406		59,747	59,332
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included inventory impairment charges of $25.2 million ($12.0 million in product costs and $13.2 million in service costs) recognized in the first quarter of 2020.
(2)During the first quarter of 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value.
(3)During the first quarter of 2020, our Drilling Services business recognized a non-cash impairment charge of $5.2 million to decrease the carrying value of the business's fixed assets to their estimated realizable value. During the second quarter of 2020, our Completion Services business recognized a non-cash impairment charge of $3.0 million to reduce the carrying value of certain of the unit's fixed assets to their estimated realizable value.
(4)During the second quarter 2020, we recognized a non-cash gain of $4.8 million in connection with our purchases of $12.0 million principal amount of our 1.50% convertible senior notes.
(5)During the first quarter of 2020, we recognized a discrete tax benefit of $14.8 million related to U.S. net operating loss carrybacks under provisions of the CARES Act.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Long-term Debt" and Note 11, "Income Taxes," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first half of 2020.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three and six months ended June 30, 2020 and 2019 is summarized below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
Revenues
Well Site Services -
Completion Services	$36,175	$103,320	$(67,145)	$119,101	$203,962	$(84,861)
Drilling Services(1)	169	12,646	(12,477)	4,700	20,396	(15,696)
Total Well Site Services	36,344	115,966	(79,622)	123,801	224,358	(100,557)
Downhole Technologies	14,965	46,740	(31,775)	56,030	101,030	(45,000)
Offshore/Manufactured Products	94,936	101,979	(7,043)	186,108	189,908	(3,800)
Total	$146,245	$264,685	$(118,440)	$365,939	$515,296	$(149,357)

Operating income (loss)
Well Site Services -
Completion Services(2)	$(22,475)	$(507)	$(21,968)	$(162,078)	$(4,001)	$(158,077)
Drilling Services(1)	(445)	(2,601)	2,156	(5,796)	(7,160)	1,364
Total Well Site Services	(22,920)	(3,108)	(19,812)	(167,874)	(11,161)	(156,713)
Downhole Technologies(3)	(11,110)	(1,462)	(9,648)	(203,801)	2,592	(206,393)
Offshore/Manufactured Products(4)	9,419	9,809	(390)	(86,077)	15,068	(101,145)
Corporate	(8,723)	(11,634)	2,911	(17,384)	(23,734)	6,350
Total	$(33,334)	$(6,395)	$(26,939)	$(475,136)	$(17,235)	$(457,901)
________________
(1)In late 2019, we reduced the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to weakness in customer demand for vertical drilling rigs in the U.S. land market. Operating loss in the first quarter of 2020 includes a non-cash fixed asset impairment charge of $5.2 million to reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value.
(2)Operating loss in the first quarter of 2020 included an inventory impairment charge of $9.0 million and a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value. Operating loss in the second quarter of 2020 includes a non-cash fixed asset impairment charge of $3.0 million to reduce the carrying value of certain of the unit's facilities to their estimated realizable value.
(3)Operating loss in the first quarter of 2020 includes non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies segment to its estimated fair value.
(4)Operating loss in the first quarter of 2020 includes an inventory impairment charge of $16.2 million and a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value.
See Note 3, "Asset Impairments and Other Charges" and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges recognized in the first half of 2020.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Consolidated Operating Results
We reported a net loss for the three months ended June 30, 2020 of $24.6 million, or $0.41 per share. The reported second quarter loss included: $5.4 million ($4.3 million after-tax, or $0.07 per share) of severance and downsizing costs; a non-cash fixed asset impairment charge of $3.0 million ($2.4 million after-tax, or $0.04 per share); $2.2 million ($1.7 million after-tax, or $0.03 per share) in bad debt provisions related to customer bankruptcies; and a non-cash gain of $4.8 million ($3.8 million after-tax, or $0.06 per share) associated with debt extinguishment. These results compare to a net loss for the three months ended June 30, 2019 of $9.7 million, or $0.16 per share, which included $1.3 million ($1.0 million after-tax, or $0.02 per share) of severance and downsizing costs.
Our reported second quarter 2020 results of operations reflect the impact of the unprecedented decline in crude oil prices in March and April of 2020 due to the global response to the COVID-19 pandemic. The spot price of WTI crude oil averaged $28 per barrel in the second quarter of 2020 (the lowest quarterly average since 2002), down 53% from the comparable prior-year quarter average. This decline in crude oil prices had a negative impact on U.S. land-based customer drilling and completion activity, particularly activity in the U.S. shale play regions. Additionally, our operations were impacted by governmental mandates outside of the United States in an effort to control the COVID-19 pandemic, which limited wellsite operations and required us and a number of our suppliers to temporarily cease certain operations.
We expect customer-driven activity to remain depressed in the United States over the balance of 2020 and into 2021 given high crude oil inventories and lower crude oil prices. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their planned capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would further adversely affect our results of operations, cash flows and financial position.
Revenues. Consolidated total revenues in the second quarter of 2020 decreased $118.4 million, or 45%, from the second quarter of 2019.
Consolidated product revenues in the second quarter of 2020 decreased $42.3 million, or 34%, from the second quarter of 2019, driven by the steep decline in U.S. land-based customer activity as well as the associated impact of competitive pricing pressures for products in our Downhole Technologies segment, partially offset by higher project-driven product sales in our Offshore/Manufactured Products segment. Consolidated service revenues in the second quarter of 2020 decreased $76.1 million, or 54%, from the second quarter of 2019 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 43% of our consolidated revenues in the second quarter of 2020 were derived from sales of our short-cycle product and service offerings, which compares to 75% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Three months ended June 30	2020	2019	2020	2019	2020	2019	2020	2019
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$51,365	$38,517	$51,365	$38,517
Short-cycle:
Completion products and services	36,175	103,320	14,965	46,740	4,643	29,265	55,783	179,325
Drilling services	169	12,646	—	—	—	—	169	12,646
Other products	—	—	—	—	6,809	5,746	6,809	5,746
Total short-cycle	36,344	115,966	14,965	46,740	11,452	35,011	62,761	197,717
Other products and services	—	—	—	—	32,119	28,451	32,119	28,451
	$36,344	$115,966	$14,965	$46,740	$94,936	$101,979	$146,245	$264,685

Percentage of total revenue by type -
Products	—%	—%	90%	98%	73%	78%	57%	47%
Services	100%	100%	10%	2%	27%	22%	43%	53%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $80.0 million, or 38%, in the second quarter of 2020 compared to the second quarter of 2019.
Consolidated product costs in the second quarter of 2020 decreased $27.2 million, or 29%, from the second quarter of 2019 due primarily to the significant industry-wide decline in demand for short-cycle products. Consolidated service costs in the second quarter of 2020, decreased $52.8 million, or 47%, from the second quarter of 2019, due primarily to lower activity levels in the U.S. shale play regions.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $7.5 million, or 24%, in the second quarter of 2020 from the second quarter of 2019 due primarily to reductions in personnel levels, short- and long-term compensation costs, travel expenses and other implemented cost reduction measures, partially offset by additional bad debt provisions for receivables related to customers claiming bankruptcy protection.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $7.2 million, or 23%, in the second quarter of 2020 compared to the prior-year quarter, driven primarily by our decision to exit drilling operations in West Texas in the latter part of 2019 along with reduced capital investments made in our Completion Services business in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairments of Fixed Assets. During the second quarter of 2020, our Completion Services business recognized a non-cash impairment charge of $3.0 million to reduce the carrying value of certain of the unit's facilities to their estimated realizable value.
Operating Income (Loss). Our consolidated operating loss was $33.3 million in the second quarter of 2020, which included $5.4 million of severance and downsizing charges and $3.0 million of non-cash fixed asset impairment charges. This compares to a consolidated operating loss of $6.4 million recognized in the second quarter of 2019, which included $1.3 million in severance and downsizing charges.
Interest Expense, Net. Net interest expense was $4.2 million in the second quarter of 2020, which compares to $4.6 million in the same period of 2019. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the second quarter of 2020 and 2019. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the three months ended June 30, 2020 and 2019.
Other Income, Net. Net other income for second quarter of 2020 includes a non-cash gain of $4.8 million recognized in connection with our purchases of $12.0 million principal amount of our 1.50% convertible senior notes for $5.9 million in cash.
Income Tax. We recorded a net income tax benefit for the three months ended June 30, 2020 using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2020, our income tax benefit was $6.9 million, or 22% of the pre-tax loss of $31.5 million, which includes certain non-deductible expenses. This compares to an income tax benefit of $0.3 million, or 3% of the pre-tax loss of $10.0 million, which also included certain non-deductible expenses, for the three months ended June 30, 2019.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net loss and other comprehensive loss. Other comprehensive loss was $1.2 million in the second quarter of 2020 compared to loss of $2.3 million in the second quarter of 2019 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended June 30, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2020, the exchange rate for the Brazilian real weakened compared to the U.S. dollar. This compares to the second quarter of 2019, when the exchange rate for the British pound weakened while the Brazilian real strengthened compared to the U.S. dollar.

Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $79.6 million, or 69%, in the second quarter of 2020 compared to the prior-year quarter. Completion Services revenue decreased $67.1 million, or 65%, driven primarily by the unprecedented decline in U.S. land-based customer completion and production activity following the collapse in crude oil prices in March of 2020. Our Drilling Services rigs were idle during the second quarter of 2020 due to the low crude oil price environment, which drove a $12.5 million decline in revenues from the second quarter of 2019.
Operating Loss. Our Well Site Services segment operating loss increased $19.8 million in the second quarter of 2020 from the prior-year period due to the significant decline in revenue. Reported second quarter results were also negatively impacted by $3.5 million in severance and downsizing costs and a non-cash fixed asset impairment charge of $3.0 million recorded within the Completions Services business. Our Completion Services operating loss in the second quarter of 2020, after excluding severance and downsizing costs and the fixed asset impairment charge, was $15.9 million, compared to an operating loss of $0.5 million in the prior-year quarter, with the impact of lower revenues and a $0.7 million bad debt provision on a receivable from a customer claiming bankruptcy protection partially offset by the benefit of continued significant cost reduction measures and a $3.3 million reduction in depreciation expense. Our Drilling Services operating loss decreased $2.2 million in the second quarter of 2020 from the second quarter of 2019, with the impact of the decline in revenues more than offset by a $3.2 million reduction in depreciation expense following our impairments of the unit's fixed assets in the third quarter of 2019 and, to a lesser extent, the first quarter of 2020.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $31.8 million, or 68%, in the second quarter of 2020 from the prior-year period due to a significant decline in U.S. land-based customer completion activity and a market shift toward sales of integrated perforating gun systems, which the segment did not commercialize until late 2019 and early 2020.
Operating Income. Our Downhole Technologies segment reported an operating loss of $11.1 million in the second quarter of 2020 compared to an operating loss of $1.5 million in the prior-year period, reflecting the impact of the steep decline in revenues, a $1.5 million bad debt provision on a receivable from a customer claiming bankruptcy protection and $1.3 million in severance and downsizing costs.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $7.0 million, or 7%, in the second quarter of 2020 compared to the second quarter of 2019 due primarily to a reduction in sales of its shorter-cycle products (elastomer and valve products), partially offset by an increase in project-driven product sales.
Operating Income. Our Offshore/Manufactured Products segment operating income declined $0.4 million in the second quarter of 2020 compared to the second quarter of 2019, with the impact of the year-over-year decrease in revenues, substantially offset by the current quarter benefit of cost reduction measures implemented.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $235 million as of June 30, 2020, a decrease of 12% from March 31, 2020. Second quarter 2020 bookings totaled $64 million, yielding a book-to-bill ratio of 0.7x.
Corporate
Corporate expenses decreased $2.9 million, or 25%, in the second quarter of 2020 from the prior-year period due to reductions in short- and long-term compensation costs and other implemented cost reductions measures.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Consolidated Operating Results
We reported a net loss for the six months ended June 30, 2020 of $429.7 million, or $7.19 per share. The reported first half loss included: non-cash impairment charges totaling $439.5 million ($413.4 million after-tax, or $6.92 per share) related to write-downs of goodwill, inventories and fixed assets; $6.1 million ($4.8 million after-tax, or $0.08 per share) of severance and downsizing costs; $2.2 million ($1.7 million after-tax, or $0.03 per share) in bad debt provisions related to customer bankruptcies; a non-cash gain of $4.8 million ($3.8 million after-tax, or $0.06 per share) associated with the debt extinguishment; and a discrete tax benefit of $14.8 million, or $0.25 per share, associated with the carryback of tax losses allowed under the CARES Act. These results compare to a net loss for the six months ended June 30, 2019 of $24.4 million, or $0.41 per share, which included $2.3 million ($1.8 million after-tax, or $0.03 per share) of severance and downsizing costs.
Our reported results of operations for the first six months of 2020 reflect the impact of the unprecedented decline in crude oil prices in March and April of 2020 due to the global response to the COVID-19 pandemic. The spot price of WTI crude oil averaged $28 per barrel in the second quarter of 2020, down 53% from the comparable prior-year period average. This decline in crude oil prices had a negative impact on U.S. land-based customer drilling and completion activity beginning in March of 2020, particularly activity in the U.S. shale play regions. Additionally, our operations were impacted by governmental mandates outside of the United States in an effort to control the COVID-19 pandemic, which limited wellsite operations and required us and a number of our suppliers to temporarily cease certain operations.
We expect customer-driven activity to remain depressed in the United States over the balance of 2020 and into 2021 given high crude oil inventories and lower crude oil prices. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their planned capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would further adversely affect our results of operations, cash flows and financial position.
Revenues. Consolidated total revenues in the first six months of 2020 decreased $149.4 million, or 29%, from the first six months of 2019.
Consolidated product revenues in the first six months of 2020 decreased $55.7 million, or 23%, from the first six months of 2019, driven by lower U.S. land-based customer activity as well as the associated impact of competitive pricing pressures for products in our Downhole Technologies segment, partially offset by higher project-driven product sales in our Offshore/Manufactured Products segment. Consolidated service revenues in the first six months of 2020 decreased $93.7 million, or 34%, from the first six months of 2019 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 58% of our consolidated revenues in the first six months of 2020 were derived from sales of our short-cycle product and service offerings, which compares to 76% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Six months ended June 30	2020	2019	2020	2019	2020	2019	2020	2019
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$88,153	$65,762	$88,153	$65,762
Short-cycle:
Completion products and services	119,101	203,962	56,030	101,030	18,416	53,540	193,547	358,532
Drilling services	4,700	20,396	—	—	—	—	4,700	20,396
Other products	—	—	—	—	15,229	13,484	15,229	13,484
Total short-cycle	123,801	224,358	56,030	101,030	33,645	67,024	213,476	392,412
Other products and services	—	—	—	—	64,310	57,122	64,310	57,122
	$123,801	$224,358	$56,030	$101,030	$186,108	$189,908	$365,939	$515,296

Percentage of total revenue by type -
Products	—%	—%	91%	97%	72%	75%	51%	47%
Services	100%	100%	9%	3%	28%	25%	49%	53%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $82.3 million, or 20%, in the first six months of 2020 compared to the first six months of 2019. Cost of revenues in the first six months of 2020 includes first quarter provisions totaling $25.2 million for excess and obsolete inventory – driven by the expected duration of the unprecedented market downturn which began in March of 2020. Excluding these first quarter 2020 provisions, consolidated cost of revenues decreased $107.5 million, or 26%, from the prior-year period.
Consolidated product costs in the first six months of 2020, which includes a provision of $12.0 million for excess and obsolete inventory, decreased $26.7 million, or 14%, from the first six months of 2019. Excluding this charge, consolidated product costs decreased $38.7 million, or 21% from the prior-year period. Consolidated service costs, which includes provisions for excess and obsolete inventories of $13.2 million in the first six months of 2020, decreased $55.6 million, or 25%, from the first six months of 2019. Excluding these incremental inventory reserves, consolidated service costs declined $68.8 million, or 31%, due primarily to significantly lower activity levels in the U.S. shale play regions.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $11.5 million, or 19%, in the first six months of 2020 from the first six months of 2019 due primarily to reductions in short- and long-term compensation costs, personnel levels, travel expense and other implemented costs reduction measures, partially offset by additional bad debt provisions for receivables related to customers claiming bankruptcy protection.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $12.4 million, or 20%, in the first six months of 2020 compared to the prior-year period, driven primarily by our decision to exit drilling operations in West Texas in the latter part of 2019 along with reduced capital investments made in our Completion Services business in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairments of Goodwill. During the first six months of 2020, our Completion Services, Downhole Technologies and Offshore/Manufactured Products operations recognized non-cash goodwill impairment charges of $127.1 million, $192.5 million and $86.5 million, respectively, arising from, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our assessment as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
Impairments of Fixed Assets. During the first six months of 2020, our Drilling Services and Completion Services businesses recognized non-cash fixed asset impairment charges of $5.2 million and $3.0 million, respectively, following the significant decline in crude oil prices beginning in March of 2020.
Operating Income (Loss). Our consolidated operating loss was $475.1 million in the first six months of 2020, which included $439.5 million of non-cash asset impairment charges and $6.1 million of severance and downsizing charges. This compares to a consolidated operating loss of $17.2 million recognized in the first six months of 2019, which included $2.3 million in severance and downsizing charges.
Interest Expense, Net. Net interest expense was $7.7 million in the first six months of 2020, which compares to net interest expense of $9.4 million in the same period of 2019. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the first six months of 2020 and 2019. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the six months ended June 30, 2020 and 2019.
Other Income, Net. Other income, net for the first six months of 2020 included a non-cash gain of $4.8 million recognized in connection with our purchases of $17.7 million principal amount of our 1.50% convertible senior notes for $10.6 million in cash.
Income Tax. We recorded a net income tax benefit for the six months ended June 30, 2020 using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the six months ended June 30, 2020, our income tax benefit was $46.4 million, or 10% of the pre-tax loss of $476.1 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. The impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act. This compares to an income tax benefit of $0.5 million, or 2% of the pre-tax loss of $24.9 million, which also included certain non-deductible expenses, for the six months ended June 30, 2019.

On March 27, 2020, the CARES Act was signed into law. In accordance with the recently established rules and procedures under the CARES Act, we have filed carryback claims regarding U.S. net operating losses that we generated in 2018 and 2019. Prior to the enactment of the CARES Act, such losses could only be carried forward. We expect to receive refunds related to these carryback claims of approximately $42.1 million in the second half of 2020, which are classified in income taxes receivable in the consolidated balance sheet as of June 30, 2020.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive loss was $16.0 million in the first six months of 2020 compared to income of $0.1 million in the first six months of 2019 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the six months ended June 30, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2020, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $100.6 million, or 45%, in the first six months of 2020 compared to the prior-year period. Completion Services revenue decreased $84.9 million, or 42%, driven by the decline in U.S. land-based customer completion and production activity in response to lower commodity prices. Our Drilling Services revenues decreased $15.7 million, or 77%, in the first six months of 2020 from the first six months of 2019 due to the significant decline in crude oil prices and our exit of drilling operations in the West Texas region in the fourth quarter of 2019.
Operating Loss. Our Well Site Services segment operating loss increased $156.7 million in the first six months of 2020 from the prior-year period due primarily to non-cash impairment charges totaling $144.2 million recognized during the first six months of 2020. These 2020 non-cash impairment charges included $127.1 million related to goodwill, $9.0 million related to inventory and $8.2 million related to fixed assets. Our Completion Services operating loss in the first six months of 2020, after excluding the goodwill, inventory and fixed asset impairment charges, was $23.1 million, compared to an operating loss of $4.0 million in the prior-year quarter, with the impact of lower revenues and $3.5 million of severance and downsizing costs partially offset by a $5.3 million reduction in depreciation expense and the benefit of continued costs reduction measures.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $45.0 million, or 45%, in the first six months of 2020 from the prior-year period due to a decline in U.S. land-based customer completion activity and a market shift toward sales of integrated perforating gun systems, which the segment did not commercialize until late 2019 and early 2020.
Operating Income. During the first six months of 2020, our Downhole Technologies segment recorded a non-cash goodwill impairment charge of $192.5 million and severance and downsizing costs of $1.3 million. Excluding these charges, operating income declined $12.6 million in the first six months of 2020 from the prior-year period due primarily to the decline in revenues and a $1.5 million bad debt provision on a receivable from a customer claiming bankruptcy protection.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues were more resilient and declined only $3.8 million, or 2%, in the first six months of 2020 compared to the first six months of 2019 due primarily to a reduction in sales of our shorter-cycle products (elastomer and valve products), largely offset by an increase in product-driven product sales.
Operating Income. During the first six months of 2020, our Offshore/Manufactured Products segment recorded non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income increased $1.6 million in the first six months of 2020 compared to the first six months of 2019, with the year-over-year impact of the decline in revenues more than offset by the current year benefit of cost reduction measures.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $235 million as of June 30, 2020, a decrease of 16% from December 31, 2019 and a decrease of 17% from June 30, 2019. Bookings during the first six months of 2020 totaled $152 million, yielding a book-to-bill ratio of 0.8x.

Corporate
Corporate expenses decreased $6.4 million, or 27%, in the first six months of 2020 from the prior-year period due to personnel reductions as well as reductions in short- and long-term compensation costs and other implemented cost reduction measures.
Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures which, in the past, have included expanding and upgrading our Offshore/Manufactured Products and Downhole Technologies manufacturing facilities and equipment, replacing and increasing Completion Services assets, funding research and new product development, and general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and fund share repurchases. Our primary sources of funds have been cash flow from operations, proceeds from borrowings under our credit facilities and, less frequently, capital markets transactions.
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
Operating Activities
Cash flows from operations totaling $44.1 million were generated during the first six months of 2020 compared to $66.0 million generated during the same period of 2019. During the first six months of 2020, $27.8 million was provided by net working capital decreases, primarily due to a reduction in accounts receivable, partially offset by decreases in accounts payable and accrued liabilities. During the first six months of 2019, $19.1 million was provided by net working capital decreases, driven primarily by a reduction in accounts receivable, partially offset by a decrease in accrued liabilities.
Investing Activities
Cash used in investing activities during the first six months of 2020 totaled $3.8 million, compared to $30.9 million used in investing activities during the first six months of 2019.
Capital expenditures totaled $8.9 million and $31.6 million during the first six months of 2020 and 2019, respectively.
Based on current industry conditions, we now expect to spend approximately $15 million in capital expenditures during 2020. Whether planned expenditures will actually be made in 2020 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our Amended Revolving Credit Facility.
Financing Activities
During the six months ended June 30, 2020, net cash of $5.0 million was provided by financing activities, including $19.1 million of net borrowings under our Revolving Credit Facility, as defined below, partially offset by our purchases of $17.7 million principal amount of our 1.50% convertible senior notes for cash totaling $10.6 million. This compares to $41.6 million of cash used in financing activities during the six months ended June 30, 2019, primarily as a result of $37.0 million in net repayments under our Revolving Credit Facility.
As of June 30, 2020, we had cash and cash equivalents totaling $53.8 million, which compares to $24.3 million as of March 31, 2020 and $8.5 million as of December 31, 2019.
As of June 30, 2020, we had $71.0 million outstanding under our Amended Revolving Credit Facility (discussed below) and $174.6 million principal amount of our Notes outstanding. Our reported interest expense, which appropriately includes amortization of debt discount and deferred financing costs of $4.1 million during the first six months of 2020, is substantially above our contractual cash interest expense – reflective primarily of the Notes which provide for a cash interest payment of 1.5% per annum. For the first six months of 2020, our contractual cash interest expense was $3.7 million, or approximately 3% of the average principal balance of debt outstanding.

We believe that cash on-hand, cash flow from operations and borrowing capacity available under our Amended Revolving Credit Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In this regard, the effect of the COVID-19 pandemic has resulted in significant disruption of global financial markets. For companies like ours in the energy industry, this disruption has been exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices, and has significantly impacted the value of our common stock and which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity.
Revolving Credit Facility due January 2022. Our senior secured revolving credit facility (the "Revolving Credit Facility") is governed by an amended and restated credit agreement by and among the Company, Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and the lenders and other financial institutions from time to time party thereto dated as of January 30, 2018 (the "Credit Agreement"), which matures on January 30, 2022. Prior to June 17, 2020, our Revolving Credit Facility provided for up to $350 million in lender commitments, including $50 million available for the issuance of letters of credit.
On June 17, 2020, we entered into an omnibus amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). Lender commitments under the Amended Credit Agreement were reduced to $200 million in exchange for the suspension of the financial covenants from July 1, 2020 through March 30, 2021. During the financial covenant suspension period, borrowing availability under the Revolving Credit Facility (as amended, the "Amended Revolving Credit Facility") will be limited to 85% of the lesser of (i) $200 million or (ii) a borrowing base, calculated monthly, equal to the sum of 70% of the consolidated net book value of eligible receivables and 20% of the consolidated net book value of eligible inventory (the "Borrowing Base"). The Company expensed approximately $0.5 million of previously deferred financing costs in the second quarter of 2020, which is included in interest expense, net as a result of the amendment of the Credit Agreement.
See Note 6, "Long-term Debt," for further information regarding terms of the Credit Agreement and the recent amendment thereto.
As of June 30, 2020, we had $71.0 million of borrowings outstanding under the Amended Revolving Credit Facility and $28.4 million of outstanding letters of credit. The total amount available to be drawn as of July 1, 2020 was $37.3 million, calculated based on 85% of the Borrowing Base less outstanding borrowings and letters of credit.
As of June 30, 2020, we were in compliance with our debt covenants under the Amended Credit Agreement.
Based on our forecasts, we anticipate that following the March 30, 2021 expiration of the financial covenant suspension period provided for under the Amended Credit Agreement, we may not be in compliance with the covenants in the Amended Credit Agreement due to projected declines in consolidated EBITDA resulting from current industry conditions caused by the global response to the COVID-19 pandemic and the associated collapse in crude oil prices. However, we believe that we will have sufficient cash on-hand and cash flow from operations (after capital expenditures) to repay borrowings outstanding under the Amended Revolving Credit Facility in full and to fund our other liabilities as they become due over the next twelve months.
1.50% Convertible Senior Notes due February 2023. On January 30, 2018, we issued $200 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee.
The Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
During the first six months of 2020, we purchased $17.7 million principal amount of the outstanding Notes for $10.6 million in cash, which was $4.8 million below the net carrying amount of the related liability, resulting in a gain being recognized. Since September 2019, we have purchased $25.4 million principal amount of the Notes for $17.3 million in cash.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million principal amount of the Notes, in accordance with applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount at the date of issuance, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, interest expense recognized on the Notes for accounting purposes, reflecting an effective interest rate of approximately 6%, is greater than cash interest we are obligated to pay. Reported interest expense associated with the Notes for the six months ended June 30, 2020 and 2019 was $4.9 million and $5.1 million, respectively, while the related contractual cash interest totaled $1.4 million and $1.5 million, respectively. See Note 6, "Long-term Debt," for further information regarding the Notes. As of June 30, 2020, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. As more fully described in Note 13, "Commitments and Contingencies," the Company has provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until the indemnity claims are resolved. The Company expects that the amount ultimately paid in respect of such note to be reduced by these indemnification claims.
Our total debt represented 25% of our combined total debt and stockholders' equity at June 30, 2020, an increase from 17% at December 31, 2019 due primarily to the non-cash asset impairment charges recorded in the first quarter of 2020.
Stock Repurchase Program. We maintained a share repurchase program, which was allowed to expire on July 29, 2020. During the first six months of 2020, we did not repurchase any shares of our common stock under the program.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Tariffs
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these new tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase further as a result of customs, anti-dumping and countervailing duty regulations or otherwise and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 13, "Commitments and Contingencies" to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. Except as discussed in Note 3, "Asset Impairments and Other Charges," there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.
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

Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2020, we had floating-rate obligations totaling $71.0 million drawn under our Amended Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from June 30, 2020 levels, our consolidated interest expense would increase by a total of approximately $0.7 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2020, our reported foreign currency exchange losses were $0.1 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased $16.0 million from $67.7 million at December 31, 2019 to $83.8 million at June 30, 2020, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 13, "Commitments and Contingencies."
ITEM 1A. Risk Factors
"Part I, Item 1A. Risk Factors" of our 2019 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risks described in this Quarterly Report on Form 10-Q and our 2019 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. Except as described below, there have been no material changes to our risk factors as set forth in our 2019 Annual Report on Form 10-K.
Recent declines in crude oil prices to record low levels as a result of the Coronavirus Disease 2019 ("COVID-19") outbreak and a significantly oversupplied crude oil market have negatively impacted, and are expected to continue to negatively impact, demand for our products and services resulting in a material negative impact on our results of operations, financial position and liquidity.
The outbreak of COVID-19 in the United States and globally, together with government and private sector responsive actions, have, and are expected to continue to, adversely affect both the price of and demand for crude oil and the continuity of our business operations. It is currently impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve. In March 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. A significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, "shelter-in-place" orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects.
While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers' operations to continue, our operations, and those of our customers, have been and will likely continue to be disrupted in various ways. For example, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel, and have also required employees to quarantine who have become ill or experienced COVID-19-related symptoms. Travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations. In addition, the COVID-19 outbreak poses a risk of disruptions to our supply chain if a supplier were to experience production or delivery constraints due to the effects of COVID-19. Disruptions of this type and others could continue and increase for the foreseeable future. For example, in many of our customers' offshore drilling projects, personnel reside in close quarters on an offshore rig or platform for lengthy periods of time. Cases of COVID-19 in these environments have occurred and a widespread outbreak of COVID-19 on a rig or platform could result in a cessation of operations which would further depress demand for our products and services. Finally, although our manufacturing and service facilities in the United States have generally remained open and operational, we were required to temporarily close certain of our international facilities due to government mandates. As of the date of filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2020, our international facilities have reopened, but still face certain interruptions related to serving field and rig locations internationally. Future governmental mandates or the illness or absence of a substantial number of employees could require that we temporarily close facilities, or may prohibit or significantly restrict us, our customers and third party providers upon whom we and they rely from remaining operational.
In addition, we have implemented work-from-home policies for certain employees. The effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity, increase our exposure to cyber security threats and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
Contemporaneously with the widespread outbreak of COVID-19 in the United States, Saudi Arabia announced a material increase in crude oil production in response to a dispute with Russia over crude oil production levels, resulting in global oil markets being significantly oversupplied, particularly in light of the reduced demand resulting from the COVID-19 pandemic. As a result, the spot price of West Texas Intermediate crude oil declined precipitously beginning in the middle of March, closing at $21 per barrel on March 31, 2020. In response, a number of our exploration and production company customers announced significant reductions in capital spending for drilling, completion, production and other projects on which our products and services would be used. These reductions in spending and activity levels have negatively impacted, and we expect they will continue to negatively impact, demand for our products and services, the prices we can charge for those products and services and, as a result, our results of operations, liquidity and financial condition. Although the Organization of the Petroleum Exporting Countries ("OPEC"), its members and other state-controlled oil companies agreed to reduce production and many operators have shut-in production in the United States, supply continues to exceed demand and while crude oil prices have increased to some extent since reaching record low levels in April of 2020, they remain volatile and at depressed levels. Further actions among OPEC members and other producing nations as to production levels and prices could result in further declines in crude oil prices, which would prove detrimental, particularly given the weak demand environment for crude oil and associated products caused by the COVID-19 pandemic.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2020	210	$2.51	—	$119,788,435
May 1 through May 31, 2020	—	—	—	119,788,435
June 1 through June 30, 2020	—	—	—	119,788,435
Total	210	$2.51	—
(1)All shares purchased during the three-month period ended June 30, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(2)We maintained a share repurchase program providing for the repurchase of up to $150 million of the Company's common stock, which was allowed to expire on July 29, 2020.
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

10.1	—	Omnibus Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on June 17, 2020 (File No. 001-16337)).

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------
*        Filed herewith.
**      Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	July 30, 2020	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)