Form 10-Q
period 2020-09-30
OIL STATES INTERNATIONAL, INC
filed 2020-10-30
CIK 1121484

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of October 23, 2020, the number of shares of common stock outstanding was 61,031,053.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Products	$72,598	$122,067	$258,221	$363,360
Services	62,161	141,630	242,477	415,633
	134,759	263,697	500,698	778,993

Costs and expenses:
Product costs	66,789	90,796	224,623	275,353
Service costs	53,822	110,294	221,673	333,727
Cost of revenues (exclusive of depreciation and amortization expense presented below)	120,611	201,090	446,296	609,080
Selling, general and administrative expense	21,389	31,935	71,505	93,527
Depreciation and amortization expense	24,251	31,366	75,306	94,800
Impairments of goodwill	—	—	406,056	—
Impairments of fixed assets	—	33,697	8,190	33,697
Other operating expense (income), net	(652)	519	(679)	34
	165,599	298,607	1,006,674	831,138
Operating loss	(30,840)	(34,910)	(505,976)	(52,145)

Interest expense, net	(3,549)	(4,352)	(11,232)	(13,721)
Other income, net	6,744	1,190	13,512	2,866
Loss before income taxes	(27,645)	(38,072)	(503,696)	(63,000)
Income tax benefit	7,676	6,204	54,060	6,744
Net loss	$(19,969)	$(31,868)	$(449,636)	$(56,256)

Net loss per share:
Basic	$(0.33)	$(0.54)	$(7.52)	$(0.95)
Diluted	(0.33)	(0.54)	(7.52)	(0.95)

Weighted average number of common shares outstanding:
Basic	59,871	59,423	59,788	59,362
Diluted	59,871	59,423	59,788	59,362
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(19,969)	$(31,868)	$(449,636)	$(56,256)

Other comprehensive income (loss):
Currency translation adjustments	3,357	(5,672)	(12,664)	(5,535)
Comprehensive loss	$(16,612)	$(37,540)	$(462,300)	$(61,791)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$79,701	$8,493
Accounts receivable, net	158,184	233,487
Inventories, net	180,497	221,342
Prepaid expenses and other current assets	14,921	20,107
Total current assets	433,303	483,429

Property, plant, and equipment, net	390,962	459,724
Operating lease assets, net	36,902	43,616
Goodwill, net	76,051	482,306
Other intangible assets, net	211,804	230,091
Other noncurrent assets	31,764	28,701
Total assets	$1,180,786	$1,727,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$25,620	$25,617
Accounts payable	36,666	78,368
Accrued liabilities	49,755	48,840
Current operating lease liabilities	7,942	8,311
Income taxes payable	3,501	4,174
Deferred revenue	48,851	17,761
Total current liabilities	172,335	183,071

Long-term debt	163,526	222,552
Long-term operating lease liabilities	30,459	35,777
Deferred income taxes	26,643	38,079
Other noncurrent liabilities	23,485	24,421
Total liabilities	416,448	503,900

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,301,564 shares and 72,546,321 shares issued, respectively	733	726
Additional paid-in capital	1,119,860	1,114,521
Retained earnings	348,074	797,710
Accumulated other comprehensive loss	(80,410)	(67,746)
Treasury stock, at cost, 12,270,511 and 12,045,065 shares, respectively	(623,919)	(621,244)
Total stockholders' equity	764,338	1,223,967
Total liabilities and stockholders' equity	$1,180,786	$1,727,867
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2020	$733	$1,117,771	$368,043	$(83,767)	$(623,911)	$778,869
Net loss	—	—	(19,969)	—	—	(19,969)
Currency translation adjustments (excluding intercompany advances)	—	—	—	4,624	—	4,624
Currency translation adjustments on intercompany advances	—	—	—	(1,267)	—	(1,267)
Stock-based compensation expense:
Restricted stock	—	2,089	—	—	—	2,089
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(8)	(8)
Balance, September 30, 2020	$733	$1,119,860	$348,074	$(80,410)	$(623,919)	$764,338

Nine Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
Net loss	—	—	(449,636)	—	—	(449,636)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(4,524)	—	(4,524)
Currency translation adjustments on intercompany advances	—	—	—	(8,140)	—	(8,140)
Stock-based compensation expense:
Restricted stock	7	5,339	—	—	—	5,346
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,675)	(2,675)
Balance, September 30, 2020	$733	$1,119,860	$348,074	$(80,410)	$(623,919)	$764,338
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(449,636)	$(56,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	75,306	94,800
Impairments of goodwill	406,056	—
Impairments of inventories	31,151	—
Impairments of fixed assets	8,190	33,697
Stock-based compensation expense	5,346	12,822
Amortization of debt discount and deferred financing costs	5,937	5,903
Deferred income tax benefit	(16,915)	(11,935)
Gains on extinguishment of 1.50% convertible senior notes	(10,721)	—
Gains on disposals of assets	(2,088)	(2,310)
Other, net	3,732	1,216
Changes in operating assets and liabilities:
Accounts receivable	67,371	24,993
Inventories	9,174	(6,867)
Accounts payable and accrued liabilities	(39,594)	3,143
Income taxes payable	248	1,948
Deferred revenue	31,114	11,793
Other operating assets and liabilities, net	6,471	2,947
Net cash flows provided by operating activities	131,142	115,894

Cash flows from investing activities:
Capital expenditures	(11,277)	(45,832)
Proceeds from disposition of property, plant and equipment	8,984	3,619
Other, net	(444)	(1,534)
Net cash flows used in investing activities	(2,737)	(43,747)

Cash flows from financing activities:
Revolving credit facility borrowings	72,173	175,306
Revolving credit facility repayments	(105,104)	(246,450)
Purchases of 1.50% convertible senior notes	(20,078)	(858)
Other debt and finance lease repayments, net	(337)	(434)
Payment of financing costs	(962)	(18)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,675)	(3,698)
Purchases of treasury stock	—	(757)
Net cash flows used in financing activities	(56,983)	(76,909)

Effect of exchange rate changes on cash and cash equivalents	(214)	101
Net change in cash and cash equivalents	71,208	(4,661)
Cash and cash equivalents, beginning of period	8,493	19,316
Cash and cash equivalents, end of period	$79,701	$14,655

Cash paid (received) for:
Interest	$5,716	$8,378
Income taxes, net	(37,393)	(2,522)
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
As further discussed in Note 13, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these developments on the Company will depend on many factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During the first nine months of 2020, the Company recorded asset impairments, severance and facility closure charges in response to these recent developments, as further discussed in Note 3, "Asset Impairments and Other Charges." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity. This new guidance will eliminate the current requirement that the carrying value of convertible debt instruments, including the Company's 1.50% convertible senior notes due 2023 (the "Notes"), be allocated between the debt and equity components. As permitted under the standard, the Company plans to adopt the new guidance on January 1, 2021 using the modified retrospective transition method. Upon initial evaluation, the Company believes the key changes upon adoption will be to increase the carrying value of the debt component of the Notes and reduce the reported level of interest expense recognized over the remaining life of the Notes. Based on the $157.4 million principal amount of the Notes outstanding as of September 30, 2020, the Company estimates that the adoption of the standard on January 1, 2021 will result in a $12.2 million increase in the net carrying value of the Notes, a $3.7 million decrease in deferred income taxes and an $8.5 million net decrease in stockholders' equity. Beginning on January 1, 2021, the effective interest rate associated with the Notes is expected to decrease from approximately 6% to approximately 2%, which compares to the contractual cash interest rate of 1.50%.

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
3.    Asset Impairments and Other Charges
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to current and expected material reductions in global demand stemming from the global response to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices further declined in April of 2020 to record low levels, and while the spot price of Brent and WTI crude oil increased to an average of $43 and $41 per barrel, respectively, in the third quarter of 2020, these average prices continue to be depressed versus historical price levels.
Demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry. The decline in oil prices has, and is expected to continue to, result in further near-term reductions to most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly in the U.S. shale play regions. These conditions may also result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and in certain instances, non-payment of amounts owed.
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
During the second and third quarters of 2020, the Company further reduced its workforce and closed additional facilities in the United States and continued to assess the carrying value of its assets based on the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Completion Services	Downhole Technologies	Offshore/ Manufactured Products	Corporate	Pre-tax Total	Tax	After-tax Total
Second quarter 2020
Impairments of fixed assets	$2,992	$—	$—	$—	$2,992	$628	$2,364
Severance and facility closure costs	3,544	1,315	322	216	5,397	1,133	4,264

Third quarter 2020
Impairments of inventories (Note 4)	$—	$5,921	$—	$—	$5,921	$1,243	$4,678
Severance and facility closure costs	—	—	288	—	288	60	228

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
A summary of changes in the carrying values of goodwill by reporting unit in the first nine months of 2020 is presented in Note 4, "Details of Selected Balance Sheet Accounts."
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
The Company performed a qualitative assessment of goodwill and long-lived assets as of September 30, 2020 and concluded that no further impairment evaluation was required. As a result, no material impairments of goodwill or long-lived assets were recorded in the third quarter of 2020.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2020 and December 31, 2019 is presented below (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, net:
Trade	$114,204	$178,813
Unbilled revenue	25,461	28,341
Contract assets	25,276	26,034
Other	3,443	9,044
Total accounts receivable	168,384	242,232
Allowance for doubtful accounts	(10,200)	(8,745)
	$158,184	$233,487

Allowance for doubtful accounts as a percentage of total accounts receivable	6%	4%

	September 30, 2020	December 31, 2019
Deferred revenue (contract liabilities)	$48,851	$17,761
For the nine months ended September 30, 2020, the $0.8 million net decrease in contract assets was primarily attributable to $22.8 million transferred to accounts receivable, which was substantially offset by $22.0 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $31.1 million in 2020, primarily reflecting $46.4 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $15.2 million of revenue that was deferred at the beginning of the period.
As of September 30, 2020, accounts receivable, net in the United States, the United Kingdom and Singapore represented 62%, 17% and 12%, respectively, of the respective total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of September 30, 2020.
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. Determination of the collectability of amounts due from customers requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are established through an assessment of the Company's portfolio on an individual customer and consolidated basis taking into account current and expected future market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company's customers as well as political and economic factors in countries of operations and other customer-specific factors. Based on a review of these factors, the Company establishes or adjusts allowances for trade and unbilled receivables as well as contract assets. If a customer receivable is deemed to be uncollectible, the receivable is charged-off against allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Allowance for doubtful accounts – January 1	$8,745	$6,701
Provisions	2,787	1,222
Write-offs	(2,490)	(894)
Other	1,158	(58)
Allowance for doubtful accounts – September 30	10,200	6,971

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2020	December 31, 2019
Inventories, net:
Finished goods and purchased products	$96,753	$107,691
Work in process	23,390	21,963
Raw materials	102,621	110,719
Total inventories	222,764	240,373
Allowance for excess or obsolete inventory	(42,267)	(19,031)
	$180,497	$221,342
The Company recorded an impairment charge of $5.9 million in the third quarter of 2020 to reduce the carrying value of inventories within the Downhole Technologies segment to their estimated net realizable value based on changes in expectations regarding the near-term utility, customer demand and market pricing of certain goods.
The Company recorded impairment charges totaling $25.2 million in the first quarter of 2020 to reduce the carrying value of inventories to their estimated net realizable value following the March 2020 decline in crude oil prices, which reduced the near-term utility of certain goods within the Offshore/Manufactured Products and Completion Services operations.

	September 30, 2020	December 31, 2019
Property, plant and equipment, net:
Land	$34,046	$37,507
Buildings and leasehold improvements	264,434	273,384
Machinery and equipment	238,579	246,826
Completion Services equipment	507,769	510,737
Office furniture and equipment	35,419	45,309
Vehicles	82,161	97,264
Construction in progress	7,777	13,281
Total property, plant and equipment	1,170,185	1,224,308
Accumulated depreciation	(779,223)	(764,584)
	$390,962	$459,724
For the three months ended September 30, 2020 and 2019, depreciation expense was $18.0 million and $24.6 million, respectively. Depreciation expense was $56.6 million and $74.5 million for the nine months ended September 30, 2020 and 2019, respectively.
During the third quarter of 2019, the Company made the strategic decision to reduce the scope of its Drilling Services reporting unit (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market, particularly the Permian Basin, which resulted in the recognition of a $33.7 million non-cash fixed asset impairment charge.
As discussed in Note 3, "Asset Impairments and Other Charges," during the first quarter of 2020 the Drilling Services reporting unit recognized a non-cash impairment charge of $5.2 million to further reduce the carrying value of the business's fixed assets to their estimated realizable value. Additionally, in the second quarter of 2020, the Completion Services reporting unit recognized a non-cash impairment charge of $3.0 million to reduce the carrying value of certain facilities to their estimated realizable value.

	September 30, 2020	December 31, 2019
Other noncurrent assets:
Deferred compensation plan	$22,767	$22,268
Other	8,997	6,433
	$31,764	$28,701

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$20,146	$27,428
Insurance liabilities	8,079	9,108
Accrued taxes, other than income taxes	12,427	3,424
Accrued interest	2,052	2,387
Accrued commissions	1,934	1,481
Other	5,117	5,012
	$49,755	$48,840

Goodwill:	Well Site Services			Downhole Technologies	Offshore/ Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2019
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,750	$764,601
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	(165,000)	—	(282,295)
	127,054	—	127,054	192,502	162,750	482,306
Goodwill impairments(1)	(127,054)	—	(127,054)	(192,502)	(86,500)	(406,056)
Foreign currency translation	—	—	—	—	(199)	(199)
Balance as of September 30, 2020	$—	$—	$—	$—	$76,051	$76,051
________________
(1)See Note 3, "Asset Impairments and Other Charges" for discussion of first quarter 2020 goodwill impairments.

Other Intangible Assets:	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,271	$52,598	$115,673	$168,278	$44,296	$123,982
Patents/Technology/Know-how	75,741	24,617	51,124	85,919	30,791	55,128
Noncompete agreements	16,010	13,542	2,468	17,125	11,061	6,064
Tradenames and other	53,708	11,169	42,539	53,708	8,791	44,917
	$313,730	$101,926	$211,804	$325,030	$94,939	$230,091
For the three months ended September 30, 2020 and 2019, amortization expense was $6.2 million and $6.8 million, respectively. Amortization expense was $18.7 million and $20.3 million for the nine months ended September 30, 2020 and 2019, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
5.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerators:
Net loss	$(19,969)	$(31,868)	$(449,636)	$(56,256)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(19,969)	(31,868)	(449,636)	(56,256)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(19,969)	$(31,868)	$(449,636)	$(56,256)

Denominators:
Weighted average number of common shares outstanding	61,028	60,493	60,928	60,400
Less: Weighted average number of unvested restricted stock awards outstanding	(1,157)	(1,070)	(1,140)	(1,038)
Denominator for basic and diluted net loss per share	59,871	59,423	59,788	59,362

Net loss per share:
Basic	$(0.33)	$(0.54)	$(7.52)	$(0.95)
Diluted	(0.33)	(0.54)	(7.52)	(0.95)
The calculation of diluted net loss per share for the three and nine months ended September 30, 2020 excluded 560 thousand shares and 595 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2019 excluded 643 thousand shares and 665 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were excluded for the three and nine month periods ended September 30, 2020 and 2019, due to their antidilutive effect.
6.    Long-term Debt
As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Revolving credit facility due January 2022(1)	$17,682	$50,534
1.50% convertible senior notes due February 2023(2)	141,692	167,594
Promissory note	25,000	25,000
Other debt and finance lease obligations	4,772	5,041
Total debt	189,146	248,169
Less: Current portion	(25,620)	(25,617)
Total long-term debt	$163,526	$222,552
____________________
(1)Presented net of $1.3 million and $1.4 million of unamortized debt issuance costs as of September 30, 2020 and December 31, 2019, respectively.
(2)The outstanding principal amount of the 1.50% convertible senior notes was $157.4 million and $192.3 million as of September 30, 2020 and December 31, 2019, respectively.

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
On June 17, 2020, the Company entered into an omnibus amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). Lender commitments under the Amended Credit Agreement were reduced to $200.0 million in exchange for the suspension of the financial covenants described below from July 1, 2020 through March 30, 2021. During the financial covenant suspension period, borrowing availability under the Revolving Credit Facility (as amended, the "Amended Revolving Credit Facility") is limited to 85% of the lesser of (i) $200.0 million or (ii) a borrowing base, calculated monthly, equal to the sum of 70% of the consolidated net book value of eligible receivables and 20% of the consolidated net book value of eligible inventory (the "Borrowing Base").
As of September 30, 2020, the Company had $19.0 million of borrowings outstanding under the Amended Revolving Credit Facility and $31.2 million of outstanding letters of credit. The total amount available to be drawn as of October 1, 2020 was $83.8 million, calculated based on 85% of the current Borrowing Base less outstanding borrowings and letters of credit.
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
The various components used in the calculation of these ratios are defined in the Amended Credit Agreement. Consolidated EBITDA and consolidated interest expense, as defined, exclude non-cash goodwill, fixed asset and inventory impairment charges, gains or losses on the extinguishment of debt, debt discount amortization, stock-based compensation expense and other non-cash charges.
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
During the three months ended September 30, 2020, the Company purchased $17.2 million principal amount of the outstanding Notes for $9.5 million in cash. The net carrying amount of the liability component of these Notes totaled $15.4 million. In connection with extinguishment of these Notes, the Company recognized non-cash gains totaling $5.9 million during the third quarter of 2020, which is included within other income, net.
During the nine months ended September 30, 2020, the Company purchased $34.9 million principal amount of the outstanding Notes for $20.1 million in cash. The net carrying amount of the liability component of these Notes totaled $30.8 million. In connection with extinguishment of these Notes, the Company recognized non-cash gains totaling $10.7 million during the first nine months of 2020, which is included within other income, net. Since September 2019, the Company has purchased $42.6 million principal amount of the outstanding notes for $26.8 million in cash.
The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million principal amount of the Notes, in accordance with the currently applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, interest expense currently recognized on the Notes for accounting purposes, reflecting an effective interest rate of approximately 6%, is greater than cash interest the Company is obligated to pay. Reported interest expense associated with the Notes for the three and nine months ended September 30, 2020 was $2.3 million and $7.2 million, respectively, while the related contractual cash interest expense totaled $0.6 million and $2.0 million, respectively. Reported interest expense associated with the Notes for the three and nine months ended September 30, 2019 was $2.6 million and $7.7 million, respectively, while the related contractual cash interest expense totaled $0.8 million and $2.3 million, respectively.
The following table presents the carrying amount of the Notes in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of the liability component	$157,369	$192,250
Less: Unamortized discount	13,667	21,544
Less: Unamortized issuance costs	2,010	3,112
Net carrying amount of the liability component	$141,692	$167,594

Net carrying amount of the equity component	$25,683	$25,683
See Note 2, "Recent Accounting Pronouncement," for discussion of the FASB's recent revision to accounting guidance for convertible instruments, which will change the Company's method of accounting for the Notes upon its adoption of the standard effective January 1, 2021.
The Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year. In addition, additional interest and special interest may accrue on the Notes under certain circumstances as described in the Indenture. The Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the Indenture. The Company's intent is to repay the principal amount of the Notes in cash and settle the conversion feature in shares of the Company's common stock.
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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of September 30, 2020, none of the conditions allowing holders of the Notes to convert, or requiring the Company to repurchase the Notes, had been met.
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc. ("GEODynamics"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set off, in part or in full, against certain indemnification claims related to matters occurring prior to the Company's acquisition of GEODynamics. The Company has provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until these indemnity claims are resolved. The Company expects that the amount ultimately paid in respect of such note to be reduced by these indemnification claims. See Note 13, "Commitments and Contingencies," for additional discussion.
7.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the Notes as of September 30, 2020 was $89.7 million based on quoted market prices (a Level 1 fair value measurement), which compares to the $157.4 million principal amount of the Notes. See Note 2, "Recent Accounting Pronouncements."
8.    Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2020 (in thousands):

Shares of common stock outstanding – December 31, 2019	60,501
Restricted stock awards, net of forfeitures	755
Shares withheld for taxes on vesting of stock awards and transferred to treasury	(225)
Shares of common stock outstanding – September 30, 2020	61,031
As of September 30, 2020 and December 31, 2019, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
The Company historically maintained a share repurchase program, which was allowed to expire on July 29, 2020.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
9.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $67.7 million at December 31, 2019 to $80.4 million at September 30, 2020, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of the Company's reportable segments. For the nine months ended September 30, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of September 30, 2020, the exchange rates for the British pound and the Brazilian real compared to the U.S. dollar weakened by 2% and 29%, respectively, compared to the exchange rates at December 31, 2019, contributing to other comprehensive loss of $12.7 million reported for the nine months ended September 30, 2020. During the first nine months of 2019, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 4% and 7%, respectively, compared to the exchange rate at December 31, 2018, contributing to other comprehensive loss of $5.5 million reported for the nine months ended September 30, 2019.
10.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the nine months ended September 30, 2020 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2019	636	1,064	248
Granted	—	686	181
Vested	—	(540)	(125)
Forfeited	(86)	(55)	—
Outstanding – September 30, 2020	550	1,155	304
Weighted average grant date fair value (2020 awards)	$—	$10.02	$11.15
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2020 totaled $2.1 million and $5.3 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2019 totaled $4.2 million and $12.8 million, respectively. As of September 30, 2020, there was $11.3 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
11.    Income Taxes
The income tax benefit for the three and nine month periods ended September 30, 2020 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2020, the Company's income tax benefit was $7.7 million on a pre-tax loss of $27.6 million, which includes certain non-deductible expenses and discrete tax benefits. This compares to an income tax benefit of $6.2 million on a pre-tax loss of $38.1 million, which includes certain non-deductible expenses, for the three months ended September 30, 2019.
For the nine months ended September 30, 2020, the Company's income tax benefit was $54.1 million on a pre-tax loss of $503.7 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. The impact of these non-deductible expenses was partially offset by a $16.4 million discrete tax benefit related to the carryback of U.S. net operating losses under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. This compares to an income tax benefit of $6.7 million on a pre-tax loss of $63.0 million, which includes certain non-deductible expenses, for the nine months ended September 30, 2019.
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
Financial information by business segment for the three and nine months ended September 30, 2020 and 2019 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2020
Well Site Services –
Completion Services	$34,893	$12,914	$(14,330)	$1,579	$248,715
Drilling Services	2,479	16	458	—	5,166
Total Well Site Services	37,372	12,930	(13,872)	1,579	253,881
Downhole Technologies(1)	18,713	5,701	(12,594)	78	294,768
Offshore/Manufactured Products	78,674	5,401	3,875	686	541,661
Corporate	—	219	(8,249)	19	90,476
Total	$134,759	$24,251	$(30,840)	$2,362	$1,180,786

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2019
Well Site Services –
Completion Services	$103,966	$17,024	$1,719	$6,088	$496,684
Drilling Services(2)	12,034	3,164	(36,495)	538	21,464
Total Well Site Services	116,000	20,188	(34,776)	6,626	518,148
Downhole Technologies	42,882	5,309	659	4,045	700,789
Offshore/Manufactured Products	104,815	5,680	11,139	3,147	673,947
Corporate	—	189	(11,932)	437	41,080
Total	$263,697	$31,366	$(34,910)	$14,255	$1,933,964

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine months ended September 30, 2020
Well Site Services –
Completion Services(3)	$153,994	$41,032	$(176,408)	$6,440	$248,715
Drilling Services(4)	7,179	302	(5,338)	114	5,166
Total Well Site Services	161,173	41,334	(181,746)	6,554	253,881
Downhole Technologies(5)	74,743	16,904	(216,395)	2,892	294,768
Offshore/Manufactured Products(6)	264,782	16,505	(82,202)	2,208	541,661
Corporate	—	563	(25,633)	(377)	90,476
Total	$500,698	$75,306	$(505,976)	$11,277	$1,180,786

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine months ended September 30, 2019
Well Site Services –
Completion Services	$307,928	$51,558	$(2,282)	$24,971	$496,684
Drilling Services(2)	32,430	9,729	(43,655)	2,452	21,464
Total Well Site Services	340,358	61,287	(45,937)	27,423	518,148
Downhole Technologies	143,912	15,631	3,251	11,121	700,789
Offshore/Manufactured Products	294,723	17,240	26,207	6,413	673,947
Corporate	—	642	(35,666)	875	41,080
Total	$778,993	$94,800	$(52,145)	$45,832	$1,933,964
________________
(1)Operating loss includes a non-cash inventory impairment charge of $5.9 million to reduce the carrying of the Downhole Technologies reporting unit's inventory to its estimated realizable value.
(2)Operating loss includes a non-cash fixed asset impairment charge of $33.7 million to reduce the carrying value of the Drilling Services reporting unit's fixed assets to their estimated realizable value.
(3)Operating loss includes a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value, a non-cash inventory impairment charge of $9.0 million to reduce the carrying value of the Completion Services reporting unit's inventory to its estimated realizable value and a non-cash fixed asset impairment charge of $3.0 million to reduce the carrying value of certain of the Completion Services reporting unit's facilities to their estimated realizable value.
(4)Operating loss includes a non-cash fixed asset impairment charge of $5.2 million to further reduce the carrying value of the Drilling Services reporting unit's fixed assets to their estimated realizable value.
(5)Operating loss includes a non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies reporting unit to its estimated fair value and a non-cash inventory impairment charge of $5.9 million to reduce the carrying value of the Downhole Technologies reporting unit's inventory to its estimated realizable value.
(6)Operating loss includes a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value and a non-cash inventory impairment charge of $16.2 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit's inventory to its estimated net realizable value.
See Note 3, "Asset Impairments and Other Charges" and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges recorded during the first nine months of 2020 and 2019.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by business segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$41,004	$39,474	$41,004	$39,474
Short-cycle:
Completion products and services	34,893	103,966	18,713	42,882	3,664	26,710	57,270	173,558
Drilling services	2,479	12,034	—	—	—	—	2,479	12,034
Other products	—	—	—	—	4,200	7,988	4,200	7,988
Total short-cycle	37,372	116,000	18,713	42,882	7,864	34,698	63,949	193,580
Other products and services	—	—	—	—	29,806	30,643	29,806	30,643
	$37,372	$116,000	$18,713	$42,882	$78,674	$104,815	$134,759	$263,697

	Well Site Services		Downhole Technologies		Offshore/Manufactured Products		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Nine months ended September 30
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$129,157	$105,236	$129,157	$105,236
Short-cycle:
Completion products and services	153,994	307,928	74,743	143,912	22,080	80,250	250,817	532,090
Drilling services	7,179	32,430	—	—	—	—	7,179	32,430
Other products	—	—	—	—	19,254	21,472	19,254	21,472
Total short-cycle	161,173	340,358	74,743	143,912	41,334	101,722	277,250	585,992
Other products and services	—	—	—	—	94,291	87,765	94,291	87,765
	$161,173	$340,358	$74,743	$143,912	$264,782	$294,723	$500,698	$778,993
No customer individually accounted for 10% of the Company's consolidated revenue for the nine months ended September 30, 2020 and 2019.
Revenues from products and services transferred to customers over time accounted for approximately 62% and 67% of consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2020, the Company had $157 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 14% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2020, with an additional 38% in 2021 and the balance thereafter.
13.    Commitments and Contingencies
The impact of the recent COVID-19 pandemic and related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The most direct and immediate impact that the Company has experienced and expects to continue to experience from the COVID-19 pandemic is decreased demand for its products and services due to lower activity levels by its customers resulting from the precipitous decline in crude oil prices. The overall impact of the pandemic and oil price collapse on the Company and its customers will depend on many factors, many of which are beyond management's control and knowledge. In response to public health concerns related to COVID-19, many federal, state, local and other authorities around the world have imposed mandatory regulations directing individuals to stay at home and have limited their ability to travel domestically or internationally. In certain cases, when travel is permitted, a multi-week quarantine period is required before an individual can work in the area. Additionally, rules and regulations regarding employer responsibilities continue to be promulgated. Facility closures, quarantines, travel restrictions, and possible future workforce shortages may, among numerous other impacts, result in delays by the Company in fulfilling its existing contractual obligations to its customers, which could result in adverse financial consequences. Additionally, the Company procures a variety of raw materials and component products,

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
including steel, in the manufacture of its products from companies which may be impacted by similar challenges. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets remains uncertain.
Following the Company's acquisition of GEODynamics in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process may potentially be subject to anti-dumping and countervailing duties based on clarifications/decisions rendered by the U.S. Department of Commerce and the U.S. Court of International Trade. Following these findings, the Company commenced an internal review of this matter and ceased further purchases of these potentially affected Chinese products. As part of the Company's internal review, the Company engaged trade counsel and decided to voluntarily disclose this matter to U.S. Customs and Border Protection in September 2018. In connection with the acquisition of GEODynamics, the seller of GEODynamics (the "Seller") agreed to indemnify and hold the Company harmless against certain claims related to matters such as this, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company's agreements with the Seller allow the Company to set off payments due under the $25.0 million promissory note (see Note 6, "Long-term Debt") issued to the Seller in respect of indemnification claims. Such note was scheduled to mature on July 12, 2019, but, because the Company has provided notice to and asserted indemnification claims, the maturity date of the note is extended until the resolution of such claim. Although, as explained below, the Seller now claims the note has matured, the Company believes its position is correct and expects that the amount ultimately paid in respect of such note will be reduced as a result of any payments made to U.S. Customs and Border Protection associated with these indemnification claims.
In August 2020, the Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note discussed above have not been repaid in accordance with the terms of the note. Additionally, the Seller alleges in this suit that it is entitled to approximately $19 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act legislation enacted in March 2020. The Company denies the validity of these breach of contract claims and plans to vigorously defend against this lawsuit.
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
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand due to the COVID-19 pandemic coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production in an effort to protect market share. OPEC, its members and other state-controlled oil companies agreed to reduce production following the crude oil price collapse and many operators shut-in production in the United States in an effort to address collapsing demand. As a result of these actions by producers, crude oil prices have recovered some of their losses since reaching record low levels in April of 2020. However, during the third quarter of 2020, the spot price of Brent and WTI crude oil averaged $43 and $41 per barrel – down 31% and 27%, respectively, from the comparable prior-year quarterly averages. The ultimate magnitude and duration of the COVID-19 pandemic, the timing and extent of governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices, the global economy and capital markets remains uncertain. While it is difficult for management to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or the Company, management expects that the pandemic will continue to adversely affect demand for our products and services over the balance of 2020 and into 2021.
Demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry. This decline in crude oil prices has resulted in reductions to most of our customers' drilling, completion and production activities and their related spending on products and services, particularly those tied to activity in the U.S. shale play regions. These conditions have and may continue to result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and, in certain instances, non-payments of amounts owed. Additionally, future actions among OPEC members and other producing nations as to production levels and prices could result in further declines in crude oil prices, which would prove detrimental, particularly given the weak demand environment for crude oil and associated products caused by the ongoing COVID-19 pandemic.
Following the unprecedented events in March 2020, we immediately began aggressive implementation of the following cost reduction initiatives in an effort to reduce our expenditures to protect the financial health of our company:
•reduced headcount by 32% between December 31, 2019 and September 30, 2020;
•reduced planned capital expenditures for 2020 by over 70% from the 2019 level;
•reduced annual short-term and long-term incentive awards; and
•consolidated and closed certain facilities.

Given the COVID induced economic destruction, we also assessed the carrying value of goodwill and other assets based on the current industry outlook regarding overall demand for and pricing of our products and services. As a result of these events, actions and assessments, we recorded the following charges during the first nine months of 2020:
•non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of goodwill;
•non-cash impairment charges of $31.2 million to reduce the carrying value of inventory to its net realizable value;
•non-cash impairment charge of $8.2 million to decrease the carrying value of our Well Site Services segment's fixed assets to their estimated realizable value; and
•employee severance and facility closure costs of $6.3 million.
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
As discussed in more detail under “– 1.50% Convertible Senior Notes due February 2023,” during the first nine months of 2020, we purchased a total of $34.9 million principal amount of our 1.50% convertible senior notes for $20.1 million in cash and recognized non-cash gains totaling $10.7 million.
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2020	$50.27	$29.70	$42.91
2019	$63.10	$69.01	$61.95	$63.17	$64.26
2018	$66.86	$74.53	$75.08	$68.76	$71.32
WTI Crude (per bbl)
2020	$45.34	$27.96	$40.89
2019	$54.82	$59.88	$56.34	$56.82	$56.98
2018	$62.91	$68.07	$69.70	$59.97	$65.25
Henry Hub Natural Gas (per MMBtu)
2020	$1.91	$1.70	$2.00
2019	$2.92	$2.57	$2.38	$2.40	$2.56
2018	$3.08	$2.85	$2.93	$3.77	$3.15
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On October 23, 2020, Brent and WTI crude oil spot prices closed at $40.71 and $39.73 per barrel. Additionally, as presented in more detail below, the U.S. drilling rig count reported on October 23, 2020 was 287 rigs, 13% above the third quarter 2020 average.
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
Demand for short-cycle completion products and services within each of our segments is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the U.S. drilling rig count, as measured by Baker Hughes Company, as of and for the periods indicated.

U.S. drilling rig count		Average for the
	As of October 23, 2020	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Land – Oil	197	167	733	370	782
Land – Natural gas and other	76	74	160	90	177
Offshore	14	13	27	17	25
Total	287	254	920	477	984
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2020, land-based, oil-directed drilling accounted for 70% of the total U.S. rig count – with the balance largely natural gas related. With the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed during the second and third quarters of 2020 – with the active drilling rig count declining 467 rigs, or 64%, from March 31, 2020 to 261 rigs as of September 30, 2020. As a result, the average U.S. rig count for the three months ended September 30, 2020 decreased by 666 rigs, or 72%, compared to the average for the three months ended September 30, 2019.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global deepwater drilling and production spending, which are primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 49% of Offshore/Manufactured Products revenues in the first nine months of 2020 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas. Customers have focused in recent years on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels. However, with reduced market visibility given the significant decline in crude oil prices which began in March of 2020 and associated reduction in customer spending, we expect that the segment's 2020 bookings will be lower than the levels achieved in 2019.

Backlog reported by our Offshore/Manufactured Products segment totaled $227 million at September 30, 2020, a decrease of 3% from June 30, 2020 and a decrease of 23% from September 30, 2019. Third quarter 2020 bookings totaled $70 million, yielding a book-to-bill ratio of 0.9x and a year-to-date ratio of 0.8x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2020	$267	$235	$227
2019	$234	$283	$293	$280
2018	$157	$165	$175	$179
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
Human Capital
As of September 30, 2020, we employed 2,337 full-time employees on a consolidated basis, 34% of whom are in our Well Site Services segment, 10% of whom are in our Downhole Technologies segment, 53% of whom are in our Offshore/Manufactured Products segment, and 3% of whom are in our corporate headquarters. During the first nine months of 2020, company-wide personnel levels were reduced 32% from a total of 3,428 full-time employees as of December 31, 2019 following the unprecedented decline in crude oil prices due to the global response to the COVID-19 pandemic. See "– Recent Developments" for further discussion of personnel reductions and other cost control measures implemented during the first nine months of 2020 in an effort to reduce our expenditures and protect the financial health of our company. We were party to collective bargaining agreements covering fewer than 100 employees located in the United Kingdom and Argentina as of September 30, 2020 and December 31, 2019. We believe we have good labor relations with our employees.
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

Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
Revenues:
Products	$72,598	$122,067	$(49,469)	$258,221	$363,360	$(105,139)
Services	62,161	141,630	(79,469)	242,477	415,633	(173,156)
	134,759	263,697	(128,938)	500,698	778,993	(278,295)
Costs and expenses:
Product costs	66,789	90,796	(24,007)	224,623	275,353	(50,730)
Service costs	53,822	110,294	(56,472)	221,673	333,727	(112,054)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	120,611	201,090	(80,479)	446,296	609,080	(162,784)
Selling, general and administrative expenses	21,389	31,935	(10,546)	71,505	93,527	(22,022)
Depreciation and amortization expense	24,251	31,366	(7,115)	75,306	94,800	(19,494)
Impairments of goodwill(2)	—	—	—	406,056	—	406,056
Impairments of fixed assets(3)	—	33,697	(33,697)	8,190	33,697	(25,507)
Other operating (income) expense, net	(652)	519	(1,171)	(679)	34	(713)
	165,599	298,607	(133,008)	1,006,674	831,138	175,536
Operating loss	(30,840)	(34,910)	4,070	(505,976)	(52,145)	(453,831)

Interest expense, net	(3,549)	(4,352)	803	(11,232)	(13,721)	2,489
Other income(4)	6,744	1,190	5,554	13,512	2,866	10,646
Loss before income taxes	(27,645)	(38,072)	10,427	(503,696)	(63,000)	(440,696)
Income tax benefit(5)	7,676	6,204	1,472	54,060	6,744	47,316
Net loss	$(19,969)	$(31,868)	$11,899	$(449,636)	$(56,256)	$(393,380)

Net loss per share:
Basic	$(0.33)	$(0.54)		$(7.52)	$(0.95)
Diluted	(0.33)	(0.54)		(7.52)	(0.95)

Weighted average number of common shares outstanding:
Basic	59,871	59,423		59,788	59,362
Diluted	59,871	59,423		59,788	59,362
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included non-cash inventory impairment charges of $5.9 million (in product costs) and $25.2 million ($12.0 million in product costs and $13.2 million in service costs) recognized in the third and first quarters of 2020, respectively.
(2)During the first quarter of 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value.
(3)During the first quarter of 2020, our Drilling Services business recognized a non-cash impairment charge of $5.2 million to decrease the carrying value of the business's fixed assets to their estimated realizable value. During the second quarter of 2020, our Completion Services business recognized a non-cash impairment charge of $3.0 million to reduce the carrying value of certain of the unit's fixed assets to their estimated realizable value. During the third quarter of 2019, our Drilling Services business recognized a non-cash impairment charge of $33.7 million to reduce the carrying value of the unit's fixed assets to their estimated realizable value.
(4)During the third quarter 2020, we recognized non-cash gains of $5.9 million in connection with our purchases of $17.2 million principal amount of our 1.50% convertible senior notes. During the nine months ended September 30, 2020, we recognized non-cash gains totaling $10.7 million in connection with our purchases of $34.9 million principal amount of our 1.50% convertible senior notes.
(5)During the first nine months of 2020, we recognized a discrete tax benefit of $16.4 million related to U.S. net operating loss carrybacks under provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Long-term Debt" and Note 11, "Income Taxes," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first nine months of 2020 and 2019.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Supplemental unaudited financial information by business segment for the three and nine months ended September 30, 2020 and 2019 is summarized below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
Revenues
Well Site Services -
Completion Services	$34,893	$103,966	$(69,073)	$153,994	$307,928	$(153,934)
Drilling Services(1)	2,479	12,034	(9,555)	7,179	32,430	(25,251)
Total Well Site Services	37,372	116,000	(78,628)	161,173	340,358	(179,185)
Downhole Technologies	18,713	42,882	(24,169)	74,743	143,912	(69,169)
Offshore/Manufactured Products	78,674	104,815	(26,141)	264,782	294,723	(29,941)
Total	$134,759	$263,697	$(128,938)	$500,698	$778,993	$(278,295)

Operating income (loss)
Well Site Services -
Completion Services(2)	$(14,330)	$1,719	$(16,049)	$(176,408)	$(2,282)	$(174,126)
Drilling Services(1)	458	(36,495)	36,953	(5,338)	(43,655)	38,317
Total Well Site Services	(13,872)	(34,776)	20,904	(181,746)	(45,937)	(135,809)
Downhole Technologies(3)	(12,594)	659	(13,253)	(216,395)	3,251	(219,646)
Offshore/Manufactured Products(4)	3,875	11,139	(7,264)	(82,202)	26,207	(108,409)
Corporate	(8,249)	(11,932)	3,683	(25,633)	(35,666)	10,033
Total	$(30,840)	$(34,910)	$4,070	$(505,976)	$(52,145)	$(453,831)
________________
(1)In late 2019, we reduced the scope of our Drilling Services business (adjusting from 34 rigs to 9 rigs) due to weakness in customer demand for vertical drilling rigs in the U.S. land market. Operating loss in the third quarter of 2019 includes a non-cash fixed asset impairment charge of $33.7 million to reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value. Operating loss in the first quarter of 2020 includes a non-cash fixed asset impairment charge of $5.2 million to further reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value.
(2)Operating loss in the first quarter of 2020 included a non-cash inventory impairment charge of $9.0 million and a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value. Operating loss in the second quarter of 2020 included a non-cash fixed asset impairment charge of $3.0 million to reduce the carrying value of certain of the unit's facilities to their estimated realizable value.
(3)Operating loss in the first quarter of 2020 included a non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies reporting unit to its estimated fair value. Operating loss in the third quarter of 2020 included a non-cash inventory impairment charge of $5.9 million to reduce the carrying value of the Downhole Technologies reporting unit's inventory to its estimated realizable value.
(4)Operating loss in the first quarter of 2020 included a non-cash inventory impairment charge of $16.2 million and a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value.
See Note 3, "Asset Impairments and Other Charges" and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges recognized in the first nine months of 2020 and 2019.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Consolidated Operating Results
We reported a net loss for the three months ended September 30, 2020 of $20.0 million, or $0.33 per share. The reported third quarter loss included: a non-cash inventory impairment charge of $5.9 million ($4.7 million after-tax, or $0.08 per share); non-cash gains of $5.9 million ($4.7 million after-tax, or $0.08 per share) associated with debt extinguishment and $0.3 million ($0.2 million after-tax) of severance and downsizing costs. These results compare to a net loss for the three months ended September 30, 2019 of $31.9 million, or $0.54 per share, which included a non-cash fixed asset impairment charge of $33.7 million ($26.6 million after-tax, or $0.45 per share) and $0.7 million ($0.5 million after-tax, or $0.01 per share) of severance and downsizing costs.
Our reported third quarter 2020 results of operations reflect the impact of the unprecedented decline in crude oil prices in March and April of 2020 stemming from the global response to the COVID-19 pandemic and continued uncertainties related to future crude oil demand. The spot price of WTI crude oil averaged $41 per barrel in the third quarter of 2020, down 27% from the comparable prior-year quarter average. The decline in crude oil prices and continued high crude oil inventory levels had a negative impact on U.S. land-based customer drilling and completion activity, particularly activity in the U.S. shale play regions. Additionally, our operations were impacted by governmental mandates outside of the United States in an effort to control the COVID-19 pandemic, which limited wellsite operations.
We expect customer-driven activity to remain depressed in the United States over the balance of 2020 and into 2021 given high crude oil inventory levels and lower crude oil prices. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their planned capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would further adversely affect our results of operations, cash flows and financial position.
Revenues. Consolidated total revenues in the third quarter of 2020 decreased $128.9 million, or 49%, from the third quarter of 2019.
Consolidated product revenues in the third quarter of 2020 decreased $49.5 million, or 41%, from the third quarter of 2019, driven by the steep decline in U.S. land-based customer activity as well as the associated impact of competitive pricing pressures for products in our Downhole Technologies segment. Consolidated service revenues in the third quarter of 2020 decreased $79.5 million, or 56%, from the third quarter of 2019 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 47% of our consolidated revenues in the third quarter of 2020 were derived from sales of our short-cycle product and service offerings, which compares to 73% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Three months ended September 30	2020	2019	2020	2019	2020	2019	2020	2019
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$41,004	$39,474	$41,004	$39,474
Short-cycle:
Completion products and services	34,893	103,966	18,713	42,882	3,664	26,710	57,270	173,558
Drilling services	2,479	12,034	—	—	—	—	2,479	12,034
Other products	—	—	—	—	4,200	7,988	4,200	7,988
Total short-cycle	37,372	116,000	18,713	42,882	7,864	34,698	63,949	193,580
Other products and services	—	—	—	—	29,806	30,643	29,806	30,643
	$37,372	$116,000	$18,713	$42,882	$78,674	$104,815	$134,759	$263,697

Percentage of total revenue by type -
Products	—%	—%	97%	98%	69%	77%	54%	46%
Services	100%	100%	3%	2%	31%	23%	46%	54%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $80.5 million, or 40%, in the third quarter of 2020 compared to the third quarter of 2019.
Consolidated product costs in the third quarter of 2020, which includes a $5.9 million non-cash inventory impairment charge, decreased $24.0 million, or 26%, from the third quarter of 2019. Excluding this charge, consolidated product costs decreased $29.9 million, or 33%, from the prior-year period due primarily to the significant industry-wide decline in demand for short-cycle products. Consolidated service costs in the third quarter of 2020, decreased $56.5 million, or 51%, from the third quarter of 2019, due primarily to lower activity levels in the U.S. shale play regions.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $10.5 million, or 33%, in the third quarter of 2020 from the third quarter of 2019 due primarily to reductions in personnel levels, short- and long-term compensation costs, travel expenses and other implemented cost reduction measures.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $7.1 million, or 23%, in the third quarter of 2020 compared to the prior-year quarter, driven primarily by our decision to exit drilling operations in West Texas in the third quarter of 2019 along with reduced capital investments made in our Completion Services business in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairments of Fixed Assets. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million in the prior-year period to decrease the carrying value of the unit’s fixed assets.
Operating Income (Loss). Our consolidated operating loss was $30.8 million in the third quarter of 2020, which included a $5.9 million non-cash inventory impairment charge and $0.3 million of severance and downsizing charges. This compares to a consolidated operating loss of $34.9 million recognized in the third quarter of 2019, which included the impact of the $33.7 million non-cash fixed asset impairment charge discussed above and $0.7 million of severance and downsizing charges.
Interest Expense, Net. Net interest expense was $3.5 million in the third quarter of 2020, which compares to $4.4 million in the same period of 2019. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the third quarter of 2020 and 2019. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the three months ended September 30, 2020 and 2019.
Other Income, Net. Net other income for third quarter of 2020 includes a non-cash gain of $5.9 million recognized in connection with our purchases of $17.2 million principal amount of our 1.50% convertible senior notes for $9.5 million in cash.
Income Tax. We recorded a net income tax benefit for the three months ended September 30, 2020 using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2020, our income tax benefit was $7.7 million, or 28% of the pre-tax loss of $27.6 million, which included certain non-deductible expenses and discrete tax benefits. This compares to an income tax benefit of $6.2 million, or 16% of the pre-tax loss of $38.1 million, which also included certain non-deductible expenses, for the three months ended September 30, 2019.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive income was $3.4 million in the third quarter of 2020 compared to loss of $5.7 million in the third quarter of 2019 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the three months ended September 30, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2020, the exchange rate for the British pound strengthened compared to the U.S. dollar and the Brazilian real weakened compared to the U.S. dollar. This compares to the third quarter of 2019, when the exchange rate for both the British pound and Brazilian real weakened compared to the U.S. dollar.

Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $78.6 million, or 68%, in the third quarter of 2020 compared to the prior-year quarter. Completion Services revenue decreased $69.1 million, or 66%, driven primarily by the unprecedented decline in U.S. land-based customer completion and production activity following the collapse in crude oil prices in March of 2020. Our Drilling Services revenues decreased $9.6 million in the third quarter of 2020 from the third quarter of 2019 due to the decision in 2019 to reduce the scope of its operations as well as the current low crude oil price environment.
Operating Loss. Our Well Site Services segment operating loss decreased $20.9 million in the third quarter of 2020 from the third quarter of 2019, which included the $33.7 million non-cash fixed asset impairment charge discussed previously. Reported third quarter 2020 results were negatively impacted by the significant decline in revenue and $1.2 million in expenses associated with prior-year insurance claims and a bad debt provision on a receivable from a customer claiming bankruptcy protection within our Completion Services business. Our Completion Services operating loss in the third quarter of 2020 was $14.3 million, compared to operating income of $1.7 million in the prior-year quarter, with the decrease in revenues and the additional $1.2 million in expenses discussed above, partially offset by the benefit of continued significant cost reduction measures and a $3.5 million reduction in depreciation expense. Our Drilling Services business reported operating income of $0.5 million in the third quarter of 2020 compared to an operating loss of $36.5 million in the third quarter of 2019, with the decline in revenues more than offset by a $33.7 million reduction in non-cash fixed asset impairment charges and $3.1 million reduction in depreciation expense following our impairments of the unit's fixed assets in the third quarter of 2019 and, to a lesser extent, the first quarter of 2020.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $24.2 million, or 56%, in the third quarter of 2020 from the prior-year period due to a significant decline in U.S. land-based customer completion activity.
Operating Income (Loss). Our Downhole Technologies segment reported an operating loss of $12.6 million in the third quarter of 2020 compared to operating income of $0.7 million in the prior-year period, reflecting the steep decline in revenues and a $5.9 million non-cash inventory impairment charge.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $26.1 million, or 25%, in the third quarter of 2020 compared to the third quarter of 2019 due primarily to the significant reduction in sales of its short-cycle products (elastomer and valve products).
Operating Income. Our Offshore/Manufactured Products segment operating income declined $7.3 million in the third quarter of 2020 compared to the third quarter of 2019, with the year-over-year decrease in revenues, partially offset by the current quarter benefit of cost reduction measures implemented.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $227 million as of September 30, 2020, a decrease of 3% from June 30, 2020. Third quarter 2020 bookings totaled $70 million, yielding a quarterly book-to-bill ratio of 0.9x.
Corporate
Corporate expenses decreased $3.7 million, or 31%, in the third quarter of 2020 from the prior-year period due to reductions in short- and long-term compensation costs along with other implemented cost reduction measures.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Consolidated Operating Results
We reported a net loss for the nine months ended September 30, 2020 of $449.6 million, or $7.52 per share. The reported first nine months loss included: non-cash impairment charges totaling $445.4 million ($418.1 million after-tax, or $6.99 per share) related to write-downs of goodwill, inventories and fixed assets; $6.3 million ($5.0 million after-tax, or $0.08 per share) of severance and downsizing costs; $2.2 million ($1.7 million after-tax, or $0.03 per share) in bad debt provisions related to customer bankruptcies; non-cash gains of $10.7 million ($8.5 million after-tax, or $0.14 per share) associated with the debt extinguishment; and discrete tax benefits of $16.4 million, or $0.27 per share, associated with the carryback of tax losses allowed under the CARES Act. These results compare to a net loss for the nine months ended September 30, 2019 of $56.3 million, or $0.95 per share, which included a non-cash fixed asset impairment charge of $33.7 million ($26.6 million after-tax, or $0.45 per share) and $2.9 million ($2.3 million after-tax, or $0.04 per share) of severance and downsizing costs.
Our reported results of operations for the first nine months of 2020 reflect the impact of the unprecedented decline in crude oil prices in March and April of 2020 stemming from the global response to the COVID-19 pandemic and continued uncertainties related to future crude oil demand. The spot price of WTI crude oil averaged $38 per barrel in the first nine months of 2020, down 33% from the comparable prior-year period average. The decline in crude oil prices and higher crude oil inventory levels had a negative impact on U.S. land-based customer drilling and completion activity beginning in March of 2020, particularly activity in the U.S. shale play regions. Additionally, our operations were impacted by governmental mandates outside of the United States in an effort to control the COVID-19 pandemic, which limited wellsite operations and required us and a number of our suppliers to temporarily cease certain operations.
We expect customer-driven activity to remain depressed in the United States over the balance of 2020 and into 2021 given high crude oil inventory levels and lower crude oil prices. If the current pricing environment for crude oil does not improve, or declines, our customers may be required to further reduce their planned capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would further adversely affect our results of operations, cash flows and financial position.
Revenues. Consolidated total revenues in the first nine months of 2020 decreased $278.3 million, or 36%, from the first nine months of 2019.
Consolidated product revenues in the first nine months of 2020 decreased $105.1 million, or 29%, from the first nine months of 2019, driven by lower U.S. land-based customer activity as well as the associated impact of competitive pricing pressures for products in our Downhole Technologies segment, partially offset by higher project-driven product sales in our Offshore/Manufactured Products segment. Consolidated service revenues in the first nine months of 2020 decreased $173.2 million, or 42%, from the first nine months of 2019 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 55% of our consolidated revenues in the first nine months of 2020 were derived from sales of our short-cycle product and service offerings, which compares to 75% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
Nine months ended September 30	2020	2019	2020	2019	2020	2019	2020	2019
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$129,157	$105,236	$129,157	$105,236
Short-cycle:
Completion products and services	153,994	307,928	74,743	143,912	22,080	80,250	250,817	532,090
Drilling services	7,179	32,430	—	—	—	—	7,179	32,430
Other products	—	—	—	—	19,254	21,472	19,254	21,472
Total short-cycle	161,173	340,358	74,743	143,912	41,334	101,722	277,250	585,992
Other products and services	—	—	—	—	94,291	87,765	94,291	87,765
	$161,173	$340,358	$74,743	$143,912	$264,782	$294,723	$500,698	$778,993

Percentage of total revenue by type -
Products	—%	—%	93%	97%	71%	76%	52%	47%
Services	100%	100%	7%	3%	29%	24%	48%	53%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $162.8 million, or 27%, in the first nine months of 2020 compared to the first nine months of 2019. Cost of revenues in the first nine months of 2020 included non-cash inventory impairment provisions totaling $31.2 million for excess and obsolete inventory – driven by the unprecedented market downturn which began in March of 2020. Excluding these 2020 provisions, consolidated cost of revenues decreased $193.9 million, or 32%, from the prior-year period.
Consolidated product costs in the first nine months of 2020, which included non-cash inventory impairment provisions of $17.9 million for excess and obsolete inventory, decreased $50.7 million, or 18%, from the first nine months of 2019. Excluding these charges, consolidated product costs decreased $68.6 million, or 25% from the prior-year period. Consolidated service costs, which included non-cash inventory impairment provisions of $13.3 million in the first nine months of 2020, decreased $112.1 million, or 34%, from the first nine months of 2019. Excluding these incremental inventory reserves, consolidated service costs declined $125.3 million, or 38%, due primarily to significantly lower activity levels in the U.S. shale play regions.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $22.0 million, or 24%, in the first nine months of 2020 from the first nine months of 2019 due primarily to reductions in short- and long-term compensation costs, personnel levels, travel expense and other implemented costs reduction measures, partially offset by additional bad debt provisions for receivables related to customers claiming bankruptcy protection.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $19.5 million, or 21%, in the first nine months of 2020 compared to the prior-year period, driven primarily by our decision to exit drilling operations in West Texas in the third quarter of 2019 along with reduced capital investments made in our Completion Services business in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairments of Goodwill. During the first nine months of 2020, our Completion Services, Downhole Technologies and Offshore/Manufactured Products operations recognized non-cash goodwill impairment charges of $127.1 million, $192.5 million and $86.5 million, respectively, arising from, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our assessment as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
Impairments of Fixed Assets. During the first nine months of 2020, our Drilling Services and Completion Services businesses recognized non-cash fixed asset impairment charges of $5.2 million and $3.0 million, respectively, following the significant decline in crude oil prices beginning in March of 2020. During the third quarter of 2019, our Drilling Services business recorded a non-cash impairment charge of $33.7 million to decrease the carrying value of the unit's fixed assets as discussed previously.
Operating Income (Loss). Our consolidated operating loss was $506.0 million in the first nine months of 2020, which included $445.4 million of non-cash asset impairment charges and $6.3 million of severance and downsizing charges. This compares to a consolidated operating loss of $52.1 million recognized in the first nine months of 2019, which included the impact of the $33.7 million non-cash fixed asset impairment charge and $2.9 million in severance and downsizing charges.
Interest Expense, Net. Net interest expense was $11.2 million in the first nine months of 2020, which compares to net interest expense of $13.7 million in the same period of 2019. Interest expense, which includes amortization of debt discount and deferred financing costs, as a percentage of total debt outstanding was approximately 6% in both the first nine months of 2020 and 2019. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 3% in both the nine months ended September 30, 2020 and 2019.
Other Income, Net. Other income, net for the first nine months of 2020 included non-cash gains of $10.7 million recognized in connection with our purchases of $34.9 million principal amount of our 1.50% convertible senior notes for $20.1 million in cash.
Income Tax. We recorded a net income tax benefit for the nine months ended September 30, 2020 using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the nine months ended September 30, 2020, our income tax benefit was $54.1 million, or 11% of the pre-tax loss of $503.7 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. The impact of these non-deductible expenses was partially offset by $16.4 million in discrete tax benefits related to the carryback of U.S. net operating losses under the CARES Act. This compares to an income tax benefit of $6.7 million, or 11% of the pre-tax loss of $63.0 million, which also included certain non-deductible expenses, for the nine months ended September 30, 2019.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net loss and other comprehensive loss. Other comprehensive loss was $12.7 million in the first nine months of 2020 compared to loss of $5.5 million in the first nine months of 2019 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For the nine months ended September 30, 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2020 and 2019, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $179.2 million, or 53%, in the first nine months of 2020 compared to the prior-year period. Completion Services revenue decreased $153.9 million, or 50%, driven by the decline in U.S. land-based customer completion and production activity in response to lower commodity prices. Our Drilling Services revenues decreased $25.3 million, or 78%, in the first nine months of 2020 from the first nine months of 2019 due to the significant decline in crude oil prices and our exit of drilling operations in the West Texas region in the fourth quarter of 2019.
Operating Loss. During the first nine months of 2020 and 2019, our Well Site Services segment recorded non-cash impairment charges totaling $144.2 million and $33.7 million, respectively. Excluding these charges, our Well Site Services segment operating loss increased to $37.5 million in the first nine months of 2020 from $12.2 million in the prior-year period. Our Completion Services operating loss in the first nine months of 2020, after excluding the non-cash goodwill, inventory and fixed asset impairment charges discussed previously, was $37.4 million, compared to an operating loss of $2.3 million in the prior-year period, with the decrease in revenues and $3.9 million of severance and downsizing costs partially offset by a $8.8 million reduction in depreciation expense and the benefit of continued costs reduction measures. After excluding non-cash fixed asset impairment charges, our Drilling Services operating loss in the first nine months of 2020 was $0.1 million, compared to an operating loss of $10.0 million in the prior-year period, with the decline in revenues offset by a $4.2 million reduction in depreciation expense and the benefit of continued costs reduction measures.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $69.2 million, or 48%, in the first nine months of 2020 from the prior-year period due to a decline in U.S. land-based customer completion activity.
Operating Income (Loss). During the first nine months of 2020, our Downhole Technologies segment recorded a non-cash goodwill impairment charge of $192.5 million, a non-cash inventory impairment charge of $5.9 million and severance and downsizing costs of $1.3 million. Excluding these charges, operating income (loss) declined $19.9 million in the first nine months of 2020 from the prior-year period due primarily to the decline in revenues and a $1.5 million bad debt provision on a receivable from a customer claiming bankruptcy protection.
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues were more resilient and declined only $29.9 million, or 10%, in the first nine months of 2020 compared to the first nine months of 2019 due to a significant reduction in sales of our short-cycle products (elastomer and valve products), partially offset by an increase in project-driven product sales.
Operating Income (Loss). During the first nine months of 2020, our Offshore/Manufactured Products segment recorded non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income decreased $5.7 million in the first nine months of 2020 compared to the first nine months of 2019, with the year-over-year impact of the decline in revenues partially offset by the current year benefit of cost reduction measures.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $227 million as of September 30, 2020, a decrease of 19% from December 31, 2019 and a decrease of 23% from September 30, 2019. Bookings during the first nine months of 2020 totaled $221 million, yielding a book-to-bill ratio of 0.8x.

Corporate
Corporate expenses decreased $10.0 million, or 28%, in the first nine months of 2020 from the prior-year period due to personnel reductions as well as reductions in short- and long-term compensation costs and other implemented cost reduction measures.
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
Operating Activities
Cash flows from operations totaling $131.1 million were generated during the first nine months of 2020 compared to $115.9 million generated during the same period of 2019. In the second quarter of 2020, we filed carryback claims regarding U.S. net operating losses generated in 2018 and 2019 in accordance with the rules and procedures of the CARES Act and received cash of $41.3 million during the third quarter of 2020, which benefited our cash flow from operations. Additionally, during the first nine months of 2020, $74.8 million was provided by net working capital decreases, primarily due to collections of accounts receivable and an increase in deferred revenue, partially offset by decreases in accounts payable and accrued liabilities. During the first nine months of 2019, $38.0 million was provided by net working capital decreases, driven primarily by collections of accounts receivable, partially offset by an increase in inventories.
Investing Activities
Cash used in investing activities during the first nine months of 2020 totaled $2.7 million, compared to $43.7 million used in investing activities during the first nine months of 2019.
Capital expenditures totaled $11.3 million and $45.8 million during the first nine months of 2020 and 2019, respectively.
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
For the nine months ended September 30, 2020, cash flows provided by operations less cash flows used in investing activities totaled $128.4 million, compared to $72.1 million during the same period of 2019.
Financing Activities
During the nine months ended September 30, 2020, net cash of $57.0 million was used in financing activities, including $32.9 million of net repayments under our Amended Revolving Credit Facility and our purchases of $34.9 million principal amount of our 1.50% convertible senior notes for cash totaling $20.1 million. This compares to $76.9 million of cash used in financing activities during the nine months ended September 30, 2019, primarily as a result of $71.1 million in net repayments under our Revolving Credit Facility.
As of September 30, 2020, we had cash and cash equivalents totaling $79.7 million, which compared to $8.5 million as of December 31, 2019.

As of September 30, 2020, we had $19.0 million outstanding under our Amended Revolving Credit Facility (discussed below) and $157.4 million principal amount of our Notes outstanding. Our reported interest expense, which appropriately included amortization of debt discount and deferred financing costs of $5.9 million during the first nine months of 2020, was substantially above our contractual cash interest expense – reflective primarily of the Notes which provide for a cash interest payment of 1.5% per annum. For the first nine months of 2020, our contractual cash interest expense was $5.3 million, or approximately 3% of the average principal balance of debt outstanding.
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
On June 17, 2020, we entered into an omnibus amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). Lender commitments under the Amended Credit Agreement were reduced to $200 million in exchange for the suspension of the financial covenants from July 1, 2020 through March 30, 2021. During the financial covenant suspension period, borrowing availability under the Revolving Credit Facility (as amended, the "Amended Revolving Credit Facility") is limited to 85% of the lesser of (i) $200 million or (ii) a borrowing base, calculated monthly, equal to the sum of 70% of the consolidated net book value of eligible receivables and 20% of the consolidated net book value of eligible inventory (the "Borrowing Base"). The Company expensed $0.5 million of previously deferred financing costs in the second quarter of 2020, which is included in interest expense, net as a result of the amendment of the Credit Agreement.
See Note 6, "Long-term Debt," for further information regarding terms of the Credit Agreement and the recent amendment thereto.
As of September 30, 2020, we had $19.0 million of borrowings outstanding under the Amended Revolving Credit Facility and $31.2 million of outstanding letters of credit. The total amount available to be drawn as of October 1, 2020 was $83.8 million, calculated based on 85% of the Borrowing Base less outstanding borrowings and letters of credit.
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
During the first nine months of 2020, we purchased $34.9 million principal amount of the outstanding Notes for $20.1 million in cash, which was $10.7 million below the net carrying amount of the related liability, resulting in the recognition of a non-cash gain. Since September 2019, we have purchased $42.6 million principal amount of the Notes for $26.8 million in cash.

The initial carrying amount of the Notes recorded in the consolidated balance sheet was less than the $200 million principal amount of the Notes, in accordance with currently applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount at the date of issuance, which is amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, interest expense currently recognized on the Notes for accounting purposes, reflecting an effective interest rate of approximately 6%, is greater than cash interest we are obligated to pay on the Notes. Reported interest expense associated with the Notes for the nine months ended September 30, 2020 and 2019 was $7.2 million and $7.7 million, respectively, while the related contractual cash interest totaled $2.0 million and $2.3 million, respectively. See Note 6, "Long-term Debt," for further information regarding the Notes. As of September 30, 2020, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.
See "–Recent Accounting Pronouncements" below for discussion of the recent revision to accounting guidance for convertible instruments, which will change our method of accounting for the Notes upon our planned adoption of the standard effective January 1, 2021.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. We have provided notice to and asserted indemnification claims against the seller of GEODynamics. As a result, the maturity date of the note is extended until the indemnity claims are resolved. We expect that the amount ultimately paid in respect of such note to be reduced by these indemnification claims. See Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 20% of our combined total debt and stockholders' equity at September 30, 2020, an increase from 17% at December 31, 2019 due primarily to the non-cash asset impairment charges recorded as a reduction of equity in the first and third quarters of 2020.
Stock Repurchase Program. We maintained a share repurchase program, which was allowed to expire on July 29, 2020. During the first nine months of 2020, we did not repurchase any shares of our common stock under the program.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity. This new guidance will eliminate the current requirement that the carrying value of convertible debt instruments, including our Notes, be allocated between the debt and equity components. As permitted under the standard, we plan to adopt the new guidance on January 1, 2021 using the modified retrospective transition method. Upon initial evaluation, we believe the key changes upon adoption will be to increase the carrying value of the debt component of the Notes and reduce the reported level of interest expense recognized over the remaining life of the Notes. Based on the $157.4 million principal amount of the Notes outstanding as of September 30, 2020, we estimate that the adoption of the standard on January 1, 2021 will result in a $12.2 million increase in the net carrying value of the Notes, a $3.7 million decrease in deferred income taxes and an $8.5 million net decrease in stockholders' equity. Beginning on January 1, 2021, the effective interest rate associated with the Notes is expected to decrease from approximately 6% to approximately 2%, which compares to the contractual cash interest rate of 1.50%.
In June 2016, the FASB issued guidance on credit impairment for short-term receivables which, as amended, introduces the recognition of management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. We adopted this guidance on January 1, 2020, using the optional transition method of recognizing any cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The cumulative impact of the adoption of the new standard was not material to our consolidated financial statements. Prior periods were not retrospectively adjusted.
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
Interest Rate Risk
We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2020, we had floating-rate obligations totaling $19.0 million drawn under our Amended Revolving Credit Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from September 30, 2020 levels, our consolidated interest expense would increase by a total of approximately $0.2 million annually.
Foreign Currency Exchange Rate Risk
Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2020, our reported foreign currency exchange gains were $0.2 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased $12.7 million from $67.7 million at December 31, 2019 to $80.4 million at September 30, 2020, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our reportable segments.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers' operations to continue, our operations, and those of our customers, have been and will likely continue to be disrupted in various ways. For example, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel, and have also required employees to quarantine who have become ill or experienced COVID-19-related symptoms. Travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations. In addition, the COVID-19 outbreak poses a risk of disruptions to our supply chain if a supplier were to experience production or delivery constraints due to the effects of COVID-19. Disruptions of this type and others could continue and increase for the foreseeable future. For example, in many of our customers' offshore drilling projects, personnel reside in close quarters on an offshore rig or platform for lengthy periods of time. Cases of COVID-19 in these environments have occurred and a widespread outbreak of COVID-19 on a rig or platform could result in a cessation of operations which would further depress demand for our products and services. Finally, although our manufacturing and service facilities in the United States have generally remained open and operational, we were required to temporarily close certain of our international facilities due to government mandates. As of the date of filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2020, our international facilities have reopened, but still face certain interruptions related to serving field and rig locations internationally. Future governmental mandates or the illness or absence of a substantial number of employees could require that we temporarily close facilities, or may prohibit or significantly restrict us, our customers and third party providers upon whom we and they rely from remaining operational.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2020	1,448	$4.64	—	$—
August 1 through August 31, 2020	177	5.19	—	—
September 1 through September 30, 2020	195	3.46	—	—
Total	1,820	$4.57	—
(1)All shares purchased during the three-month period ended September 30, 2020 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
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

OIL STATES INTERNATIONAL, INC.

Date:	October 30, 2020	By	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)