Form 10-K
period 2020-12-31
OIL STATES INTERNATIONAL, INC
filed 2021-02-22
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $269,623,004.

As of February 12, 2021, the number of shares of common stock outstanding was 61,043,197.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:
•public health crises, such as the Coronavirus Disease 2019 ("COVID-19") outbreak in 2020, which has negatively impacted the global economy, and correspondingly, the price of oil;
•the ability and willingness of the Organization of Petroleum Exporting Countries ("OPEC") and other producing nations to set and maintain oil production levels and pricing;
•the level of supply of and demand for oil and natural gas;
•fluctuations in the current and future prices of oil and natural gas;
•the level of exploration, drilling and completion activity;
•the cyclical nature of the oil and natural gas industry;
•the level of offshore oil and natural gas developmental activities;
•the financial health of our customers;
•political, economic and litigation efforts to restrict or eliminate certain oil and natural gas exploration, development and production activities due to concerns over the threat of climate change;
•the availability of and access to attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties which may restrict drilling and completion activities;
•general global economic conditions;
•global weather conditions and natural disasters;
•changes in tax laws and regulations;
•the impact of tariffs and duties on imported materials and exported finished goods;
•impact of environmental matters, including executive actions and regulatory or legislative efforts under the Biden Administration to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally;
•our ability to timely obtain and maintain critical permits for operating facilities;
•our ability to find and retain skilled personnel;
•negative outcome of litigation, threatened litigation or government proceedings;
•our ability to develop new competitive technologies and products;
•fluctuations in currency exchange rates;
•physical, digital, cyber, internal and external security breaches;
•our ability to access and the cost of capital in the bank and capital markets;
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
In addition, in certain places in this Annual Report on Form 10-K, we refer to information and reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our stockholders and in an effort to provide information available in the market that will assist our investors in better understanding the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global provider of manufactured products and services used in the drilling, completion, subsea, production and infrastructure sectors of the oil and natural gas industry, as well as in the industrial and military sectors. Our manufactured products include highly engineered capital equipment as well as products consumed in the drilling, well construction and production of oil and natural gas. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service and industrial companies. We operate through three business segments – Well Site Services, Downhole Technologies and Offshore/Manufactured Products – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the "Company" or "Oil States," or to "we," "us," "our," and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
Available Information
Our website can be found at www.oilstatesintl.com. We make available, free of charge through our website, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our proxy statement, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). We are not including the information contained on our website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing we make with the SEC. The filings are also available through the SEC's website at www.sec.gov. Our Board of Directors (the "Board") has documented its governance practices by adopting several corporate governance policies. These governance policies, including our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee) may also be viewed on our website. The financial code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.
Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending and strategic acquisitions. Our investments are focused in areas where we expect to be able to expand market share through our technology offerings and where we believe we can achieve an attractive return on our investment. As part of our long-term strategy, we continue to review business expansion, complementary acquisitions, invest in research and development and make organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders' returns. For additional discussion of our business strategy, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production in an effort to protect market share. OPEC, its members and other state-controlled oil companies ultimately agreed to reduce production following the crude oil price collapse and many operators shut-in production in the United States in an effort to address rapidly collapsing demand. While crude oil prices have recovered some of their losses since reaching record low levels in April of 2020, the spot price of Brent and WTI crude oil averaged $42 and $39 per barrel during 2020 – down 35% and 31%, respectively, from their comparable 2019 averages. The ultimate magnitude and duration of the COVID-19 pandemic, the timing and extent of governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices, the global economy and capital markets remains uncertain. While it is difficult to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or us, we expect that the COVID-19 pandemic will continue to adversely affect demand for our products and services in 2021.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry, which reached 15-year lows in 2020. The decline in crude oil prices, coupled with higher crude oil inventory levels in 2020, caused rapid reductions in most of our customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. These conditions have and may continue to result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and, in certain instances, non-payments of amounts owed. Additionally, future actions among OPEC members and other oil producing nations as to production levels and prices could result in further declines in crude oil prices, which would prove detrimental, particularly given the weak demand environment for crude oil and associated products caused by the ongoing COVID-19 pandemic.
Following the unprecedented events commencing in March 2020, we immediately began aggressive implementation of cost reduction initiatives in an effort to reduce our expenditures to protect the financial health of our company, including the following:
•reduced headcount by 32% between December 31, 2019 and December 31, 2020;
•reduced capital expenditures in 2020 by 77% compared to 2019;
•reduced annual short-term and long-term incentive awards; and
•consolidated and closed certain facilities.
Given the COVID-19 induced economic destruction, we assessed the carrying value of goodwill and other assets based on the industry outlook regarding overall demand for and pricing of our products and services. As a result of these events, actions and assessments, we recorded the following charges during 2020:
•non-cash goodwill impairment charges of $406.1 million to reduce the carrying value of our reporting units to their estimated fair value;
•non-cash impairment charges of $31.2 million to reduce the carrying value of inventory to its estimated realizable value;
•non-cash impairment charges of $12.4 million to decrease the carrying value of our fixed assets and leases to their estimated realizable value; and
•employee severance and restructuring charges of $9.1 million.
As discussed in more detail under "– Liquidity, Capital Resources and Other Matters – Financing Activities – Revolving Credit Facility," we amended our existing Revolving Credit Facility (as defined herein) during the second quarter of 2020. In connection with this amendment, the Revolving Credit Facility size was reduced from $350 million to $200 million, with advances subject to a monthly borrowing base calculation, in exchange for suspension of the existing financial covenants from July 1, 2020 through March 30, 2021.
On February 10, 2021, as discussed in more detail under "– Liquidity, Capital Resources and Other Matters – Financing Activities – Asset-based Revolving Credit Facility," we entered into a new senior secured credit facility in order to extend maturity, which provides for a $125.0 million asset-based revolving credit facility (the "Asset-based Revolving Credit Facility") under which credit availability is subject to a monthly borrowing base calculation. The Asset-based Revolving Credit Facility matures in February 2025. Concurrent with entering into the Asset-based Revolving Credit Facility, the existing Amended Credit Agreement (as defined herein) was terminated.
In addition, as discussed in more detail under "– Liquidity, Capital Resources and Other Matters – Financing Activities – 1.50% Convertible Senior Notes due February 2023," we opportunistically purchased a total of $34.9 million principal amount of our 1.50% convertible senior notes (the "Notes") for $20.1 million in cash and recognized non-cash gains totaling $10.7 million during 2020.

See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Goodwill and Other Intangible Assets," Note 7, "Long-term Debt," and Note 8, "Operating Leases," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Our Industry
We provide a broad range of products and services to our customers through each of our business segments. See Note 15, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2020. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly upon the willingness of our customers to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to expectations regarding future crude oil and natural gas prices.
Our reported 2020 results of operations reflect the negative impact of the unprecedented decline in crude oil prices starting in March and April of 2020 stemming from the global response to the COVID-19 pandemic and continued uncertainties related to future crude oil demand. The spot price of WTI crude oil averaged $39 per barrel in 2020, down 31% from the comparable prior-year average. The decline in crude oil prices, coupled with high crude oil inventory levels, has had a negative impact on customer drilling, completion and production activity. Additionally, our operations were negatively impacted by the government-imposed business closures and mandates outside of the United States enacted in an effort to control the COVID-19 pandemic, which limited wellsite operations and required us and a number of our suppliers to temporarily cease certain operations.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. Lower oil and natural gas prices in 2019 and 2020 have caused a reduction in most of our customers' drilling, completion and other production activities and related spending on our products and services. The reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide. Such oversupply has substantially reduced the prices we can charge our customers for many of our products and services. While oil prices improved from record low levels in April of 2020, these price improvements have not resulted in significant, sustained global improvements in the demand or the prices we are able to charge for our products and services. The U.S. rig count declined 454 rigs, or 56%, since December 31, 2019 to a total of 351 active rigs working as of December 31, 2020. While activity is improving off of 2020's low levels, we expect activity to be tempered in 2021 as our customers strive for spending levels that are within their capital budgets and cash flow targets. This may cause continued weak demand for, and prices of, our products and services, which would adversely affect our future results of operations, cash flows and financial position. For additional information about activities in each of our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Similarly, demand for our Downhole Technologies segment products is predominantly tied to land-based oil and natural gas exploration and production activity levels in the United States and, to a lesser extent, internationally. The primary driver for this activity is the price of crude oil and, to a lesser extent, natural gas. In past years, operator spending in our industry has been particularly focused on crude oil and liquids-rich exploration and development in the U.S. shale plays utilizing enhanced horizontal drilling and completion techniques.
Demand for the products and services supplied by our Offshore/Manufactured Products segment is generally driven by both the longer-term outlook for commodity prices and changes in land-based drilling and completion activity. Over recent years, lower crude oil prices, coupled with a relatively uncertain outlook around shorter-term and possibly longer-term commodity price improvements, caused exploration and production companies to reevaluate their future capital expenditures in regards to deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels. However, with reduced market visibility given the significant decline in crude oil prices which began in March of 2020 and associated reductions in customer spending, the segment's 2020 bookings were lower than the levels achieved in 2019.

Well Site Services
Overview
For the years ended December 31, 2020, 2019 and 2018, our Well Site Services segment generated approximately 31%, 42% and 44%, respectively, of our consolidated revenue. Our Well Site Services segment includes a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States. Our completion equipment and services are used in both onshore and offshore applications throughout the drilling, completion and production phases of a well's life cycle.
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
Our Well Site Services business, which is primarily marketed through the brand names Oil States Energy Services, Falcon, Tempress and Capstar Drilling, provides a wide range of services used in the onshore and offshore oil and gas industry, including:
•wellhead isolation services;
•frac valve services;
•wireline and coiled tubing support services;
•flowback and well testing, including separators and line heaters;
•downhole extended-reach technology;
•thru-tubing milling and fishing services;
•pipe recovery systems;
•gravel pack and sand control operations on wellbores;
•hydraulic chokes and manifolds;
•blowout preventer ("BOP") services; and
•drilling services.
As of December 31, 2020, we provided completion and drilling services through approximately 30 locations serving our customers in the United States, including the Gulf of Mexico, and international markets. Employees in our Well Site Services segment typically rig up and operate our equipment on the well site for our customers. Our equipment is primarily used during the completion and production stages of a well. We typically provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. Billings to our customers typically separate charges for our equipment from charges for our field technicians. We own patents or have patents pending covering some of our technology, particularly in our wellhead isolation equipment and downhole extended-reach technology product lines. Our customers in this segment include major, independent and private oil and gas companies and other large oilfield service companies. No customer in Well Site Services represented more than 10% of our total consolidated revenue in any period presented. Competition in the Well Site Services segment is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.
Downhole Technologies
Overview
For the years ended December 31, 2020, 2019 and 2018, our Downhole Technologies segment contributed approximately 15%, 18% and 20%, respectively, of our consolidated revenue. This segment is comprised of the GEODynamics, Inc. ("GEODynamics") business we acquired in January 2018 (the "GEODynamics Acquisition") and provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.

Downhole Technologies Market
Similar to our Well Site Services segment, demand for our Downhole Technologies segment products is predominantly tied to land-based oil and natural gas exploration and production activity levels in the United States. The primary drivers for this activity are the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Demand for this segment's products is also influenced by continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product development.
Products
Product and service offerings for this segment utilize innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. Our expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary toe valve and frac plug products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications.
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
Offshore/Manufactured Products
Overview
For the years ended December 31, 2020, 2019 and 2018, our Offshore/Manufactured Products segment generated approximately 54%, 40% and 36%, respectively, of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services. In addition, we design, manufacture and market numerous other products and services used in both land and offshore drilling and completion activities and by non-oil and gas customers, including consumable downhole elastomer products used in onshore completion activities, valves and sound and vibration dampening products used in military applications. We have facilities that support our Offshore/Manufactured Products segment in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Oklahoma City and Tulsa, Oklahoma; the United Kingdom; Brazil; Singapore; Spain; India; Thailand; Vietnam; and the United Arab Emirates.
Offshore/Manufactured Products Market
The market for products and services offered by our Offshore/Manufactured Products segment centers primarily on the development of infrastructure for offshore production facilities and their subsequent operations, exploration and drilling activities, and to a lesser extent, on-vessel construction, refurbishments or upgrades. Demand for oil and natural gas, and the related drilling and production in offshore areas throughout the world, particularly in deeper water, drive spending for these activities. Sales of our shorter-cycle products to land-based drilling and completion markets are driven by the level and complexity of drilling, completion and workover activity, particularly in the United States.
Products and Services
In operation for more than 75 years, our Offshore/Manufactured Products segment provides a broad range of products and services for use in offshore development and drilling activities. This segment also provides products for onshore oil and natural gas, defense and general industries. Our Offshore/Manufactured Products segment is dependent in part on the industry's continuing innovation and creative applications of existing technologies. To that end, we are in the early stages of bidding on projects that facilitate the development of alternative energy sources, including offshore wind opportunities. We own various patents covering some of our technology, particularly in our connector and valve product lines.

Offshore Development and Drilling Activities. We design, manufacture, inspect, assemble, repair, test and market equipment for mooring, pipeline, production and drilling risers, and subsea applications along with equipment for offshore vessel and rig construction. Our products are components of equipment used for the drilling and production of oil and natural gas wells on offshore fixed platforms and mobile production units, including floating platforms, such as tension leg platforms, floating production, storage and offloading ("FPSO") vessels, Spars (defined below), and other marine vessels and offshore rigs. Our products and services include:
•flexible bearings and advanced connection systems;
•casing and conductor connections and joints;
•subsea pipeline products;
•compact ball valves, manifold system components and diverter valves;
•marine winches, mooring systems, cranes and other heavy-lift rig equipment;
•production, workover, completion and drilling riser systems and their related repair services;
•BOP stack assembly, integration, testing and repair services;
•consumable downhole products; and
•other products and services, including welding, cladding and other metallurgical technologies.
Flexible Bearings and Advanced Connection Systems. We are the key supplier of flexible bearings, or FlexJoint® connectors, to the offshore oil and natural gas industry as well as weld-on connectors and fittings that join lengths of large diameter conductors or casing used in offshore drilling and production operations. A FlexJoint® is a flexible bearing that allows for rotational movement of a riser or tension leg platform tether while under high tension and/or pressure. When positioned at the top, bottom, or, in some cases, middle of a deepwater riser, it reduces the stress and loads on the riser while compensating for pitch and rotational forces on the riser as the production facility or drilling rig moves with ocean forces. FlexJoint® connectors are used on drilling, production and export risers and are used increasingly as offshore production moves to deeper water.
Drilling riser systems provide a vertical conduit between the floating drilling vessel and the subsea wellhead. Through the drilling riser, the drill string is guided into the well and drilling fluids are returned to the surface. Production riser systems provide the vertical conduit for the hydrocarbons from the subsea wellhead to the floating production facility. Oil and natural gas flows to the surface for processing through the production riser. Export risers provide the vertical conduit from the floating production facility to the subsea export pipelines. Our FlexJoint® connectors are a critical element in the construction and operation of production and export risers on floating production systems in deepwater.
Floating production systems, including tension leg platforms, FPSO facilities and Spars, are a significant means of producing oil and natural gas, particularly in deepwater environments. We provide many important products for the construction of these facilities. A tension leg platform ("TLP") is a floating platform that is moored by vertical pipes, or tethers, attached to both the platform and the sea floor. Our FlexJoint® tether bearings are used at the top and bottom connections of each of the tethers, and our Merlin™ connectors are used to efficiently assemble the tether joints during offshore installation. An FPSO is a floating vessel, typically ship shaped, used to produce and process oil and natural gas from subsea wells. A "Spar" is a floating vertical cylindrical structure which is approximately six to seven times longer than its diameter and is anchored in place. Our FlexJoint® connectors are used to attach the various production, injection, import or export risers to all of these floating production systems.
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

Subsea Pipeline Products. We design and manufacture a variety of equipment used in the construction, maintenance, expansion and repair of offshore oil and natural gas pipelines. New construction equipment includes:
•pipeline end manifolds and pipeline end terminals;
•deep and shallow water pipeline connectors;
•midline tie-in sleds;
•forged steel Y-shaped connectors for joining two pipelines into one;
•pressure-balanced safety joints for protecting pipelines and related equipment from anchor snags or a shifting sea-bottom;
•electrical isolation joints; and
•hot-tap clamps that allow new pipelines to be joined into existing lines without interrupting the flow of petroleum products.
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
We provide pipeline repair hardware, including deepwater applications beyond the depth of diver intervention. Our products include:
•repair clamps used to seal leaks and restore the structural integrity of a pipeline;
•mechanical connectors used in repairing subsea pipelines without having to weld;
•misalignment and swivel ring flanges; and
•pipe recovery tools for recovering dropped or damaged pipelines.
Compact Ball Valves, Manifold System Components and Diverter Valves. Our Piper Valve division designs and manufactures compact high-pressure valves and manifold system components for all environments of the oil and gas industry including onshore, offshore, drilling and subsea applications. Our valve and manifold bores are designed to closely match the inside diameter of the required pipe schedule to eliminate piping transition areas, minimize erosion and system friction pressure loss, and to result in a more efficient flow path. Our floating ball valve design with its large ball/seat interface has over 30 years of proven field application in upstream unprocessed produced liquids and gasses, providing reliable service. Oil States Piper Valve Optimum Flow Technology allows end users to maximize space, minimize weight and increase production.
Marine Winches, Mooring Systems, Cranes and other Heavy-Lift Rig Equipment. We design, engineer and manufacture marine winches, mooring systems, cranes and certain rig equipment. Our Skagit® winches are engineered for mooring floating and semi-submersible drilling rigs as well as positioning pipelay and derrick barges, anchor handling boats and jack-ups. Our Nautilus® marine cranes are used on production platforms throughout the world. We also design and fabricate rig equipment such as automatic pipe racking systems, BOP handling equipment, and handling equipment used in the installation of offshore wind turbine platforms. Our engineering teams, manufacturing capability and service technicians, who install and service our products, provide our customers with a broad range of equipment and services to support their operations. Aftermarket service and support for our installed base of equipment to our customers is also an important source of revenue to us.
Production, Workover, Completion, Drilling and Mining Riser Systems and their related repair services. Utilizing our welding technology group's expertise, we continue to extend the boundaries of our Merlin™ connector technology with the design and manufacture of multiple riser systems. The unique Merlin™ connection is a proven, robust solution for even the most demanding high-pressure (up to 20,000 psi) riser systems used in high-fatigue, deepwater applications. Our riser systems are designed to meet a range of static and fatigue stresses on par with those of our Tension Leg Element connectors. The connector can be welded or machined directly onto upset riser pipe and provide sufficient material to perform repair or "re-cuts" after extended service. We believe that our marine riser offers superior tension capabilities together with one of the fastest run times in the industry. Auxiliary riser system components and running tools, along with full-service inspection and repair of these riser systems are available.
In 2020, we were awarded a contract to design and supply a new deepwater riser system (including automated tooling, a control system and marine riser) to collect polymetallic nodules from the sea floor. This mining riser system applies our 30-plus years of experience in providing marine riser systems for the oil and gas industry to a new market, not tied to energy prices.

BOP Stack Assembly, Integration, Testing and Repair Services. While not typically a manufacturer of BOP components, we design and fabricate lifting and protection frames for BOP stacks and offer the complete system integration of BOP stacks and subsea production trees. We can provide complete turnkey and design fabrication services. We also design and manufacture a variety of custom subsea equipment, such as riser flotation tank systems, guide bases, running tools and manifolds. In addition, we also offer BOP and drilling riser testing and repair services.
Consumable Downhole Products. North American shale play development has expanded the need for more advanced completion tools. In order to reduce well completion costs, minimizing the time to drill out tools is very important. Our Offshore/Manufactured Products segment has leveraged its knowledge of molded thermoset composites and elastomers to help meet this demand. For example, we have had success in developing and producing composite drillable zonal isolation tools (i.e., bridge/frac plugs) utilizing design and production techniques that reduce cost while still delivering high-quality performance. Time to drill out is significantly reduced in comparison to other filament wound products in the market. Our products include:
•Swab Cups - used primarily in well servicing work;
•Rod Guides/Centralizers - used in both drilling and production for pipe protection;
•Gate Valve and Butterfly Valve Seats – we service many markets in the valve industry including well completion, refining, and distribution;
•Casing and Cementing Products – we are a custom manufacturer of cementing plugs, wellbore wipers, valve assemblies, combination plugs, specialty seals and gaskets; and
•Service Tools – our products include frac balls, packer elements, zonal isolation tools, as well as many custom molded products used in the well servicing industry.
Other Products & Services. Our Offshore/Manufactured Products segment also produces a variety of products for use in industrial, military and other applications outside the oil and gas industry. For example, we provide:
•sound and vibration isolation equipment for marine vessels;
•metal-elastomeric FlexJoint® bearings used in a variety of naval and marine applications;
•products used in the construction and maintenance of offshore wind projects; and
•drum-clutches and brakes for heavy-duty power transmission in the mining, paper, logging and marine industries.
Backlog
Offshore/Manufactured Products' backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore/Manufactured Products segment was $219 million as of December 31, 2020, compared to $280 million as of December 31, 2019 and $179 million as of December 31, 2018. We expect approximately 75% of our backlog as of December 31, 2020 to be recognized as revenue during 2021. In some instances, these purchase orders are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have historically been insignificant, we incurred cancellations totaling $2.2 million during 2020 and $5.0 million during 2019, which we believe is attributable to lower commodity prices, the resultant decrease in capital spending by our customers and, in some cases, the financial condition of our customers. Additional cancellations may occur in the future, which would reduce our backlog. Backlog is an important indicator of future Offshore/Manufactured Products' shipments and major project revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. The offshore construction and development business is characterized by lengthy projects and a "long lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
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

Customers and Competitors
We market our products and services to a broad customer base, including direct end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. While no customer accounted for more than 10% of our consolidated revenues in 2020 or 2019, Halliburton Company individually accounted for 10% of our total consolidated revenues in 2018. Our main competitors in this segment include OneSubsea (a division of Schlumberger Limited), National Oilwell Varco, Inc., Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), Sparrows Offshore Group LTD, Oceaneering International, Inc., Raina Engineers and AFG Holdings, Inc.
Seasonality of Operations
Our operations are directly impacted by customer budgets and seasonal weather conditions in certain areas in which we operate, most notably in the Rocky Mountain and Northeast regions of the United States, where severe winter weather conditions can restrict access to work areas. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Human Capital
Employees
As of December 31, 2020, we had a total of 2,338 full-time employees, 33% of whom are in our Well Site Services segment, 10% of whom are in our Downhole Technologies segment, 54% of whom are in our Offshore/Manufactured Products segment, and 3% of whom are in our corporate headquarters. During 2020, our company-wide workforce was reduced 32% following the unprecedented decline in crude oil prices following the demand destruction caused by the global response to the COVID-19 pandemic. See "– Recent Developments" for further discussion of personnel reductions and other cost control measures implemented during 2020 aimed at reducing costs and protecting the financial health of our company. We were party to collective bargaining agreements covering fewer than 100 employees located outside the United States as of December 31, 2020. We believe we have good labor relations with our employees.
Safety
The health and safety of our employees, contractors, business partners, visitors and the communities where we work is a cornerstone of our culture, "Safety Focus from the Top." We are transparent in our communications about our health, safety and environment ("HSE") commitment to employees, contractors, vendors, suppliers and customers. We solicit input to improve our programs and employee participation is a vital element in our success.
We establish global targets in an effort to promote HSE improvement and monitor our performance through real-time reporting. Executive management and operations personnel review incidents and loss trends on a weekly basis and we update our board of directors no less than monthly. For divisional and operational teams, a portion of their annual incentive compensation is linked to established safety metrics.
We seek to encourage our employees to actively participate in HSE initiatives through safety committees, behavior-based observations, and employees stopping work if at-risk conditions are observed, among other aspects of our safety management system. We monitor global compliance with our internal policies and procedures, internationally recognized/certified management systems and all applicable national, state, local and international laws and regulations.
COVID-19 Response
Our dedicated employees across the globe provided essential services to the energy industry during 2020 and continue to do so in 2021. The COVID-19 outbreak expanded into a global pandemic in early 2020 – requiring swift and effective responses by us in order to protect the health and safety of our employees and others, as well as the communities in which we operate.
We implemented measures to enable our employees to work safely, including: adjustments to facility workflows and operating schedules; enhanced cleaning procedures; health monitoring procedures; and strict travel protocols. Additionally, when possible, we requested that employees work from home to limit social contact in support of government instructions.

Diversity
We recognize that our employees are critical to our long-term success. Our operations are global and demand a diverse workforce, which we believe provides us with a competitive advantage and allows us to better understand and communicate with a diverse population of constituents. Our strong focus on innovation necessitates an equally strong focus on technical skills and training programs, which we believe creates high performing teams that can arrive at better solutions to problems. We strive to cultivate a culture and work environment that enables us to attract, train, promote, and retain a diverse group of skilled individuals who collectively enable us to safely provide quality, innovative solutions to our customers while remaining considerate of the environment and of our communities.
We strive to align our national and cultural diversity with our global operations. For example, 74% of our full-time employee base was in the United States where we generated 73% of our revenues in 2020. We have and continue to remain focused on improving gender balance across our field and manufacturing operations, technical, business and management roles. As of December 31, 2020, women made up approximately 18% of our global workforce. Additionally, approximately 20% of our executive and senior management roles in 2020 were held by women, including our Chief Executive Officer and President who has served in this role and as a member of our Board since 2007.
Hiring, Training and Development of our Workforce
Our employee hiring, training, career development and retention practices are key to our success. We recruit and train our employees while providing competitive wages and benefits. Our industry is cyclical leading to varying headcount needs during industry cycles. We prioritize recalling our experienced employees for manufacturing and field positions to the extent possible as conditions improve following an industry downturn such as the one experienced in 2020.
We invest in continual training and development of our employees through technical and non-technical courses and programs. Employee training and development includes course work as well as on the job mentoring – emphasizing, among others matters, safety, ethical behavior, compliance with our internal policies and laws and regulations, protection of the environment, and skills and competencies necessary for a specific position. In addition to internal training and development, we also value the benefits of continuing formal education and maintain an educational assistance program that reimburses eligible expenses from accredited institutions.
Environmental and Occupational Health and Safety Matters
Our business operations are subject to stringent environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, tribal and local levels or by foreign governments. Numerous governmental entities, including domestically the U.S. Environmental Protection Agency ("EPA"), the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), a law enforcement agency under the U.S. Department of Justice, the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things, (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into subsurface formations in connection with oil and natural gas drilling and production activities and wellsite support services; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) impose stringent regulations on the licensing or storage and use of explosives; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells or decommission offshore facilities; (vi) impose specific safety and health criteria addressing worker protection; and (vii) impose substantial liabilities for pollution resulting from drilling operations and well site support services.
The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:
•the Clean Air Act ("CAA"), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas ("GHG") emissions;
•the Federal Water Pollution Control Act, also known as the Clean Water Act ("CWA"), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;
•U.S. Department of the Interior ("DOI") regulations, which govern oil and natural gas operations on federal lands and waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and liabilities for pollution damages;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act ("RCRA"), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including oil and natural gas exploration and production wastes and hazardous wastes;
•the Safe Drinking Water Act ("SDWA"), which ensures the quality of the nation's public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
•the Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories;
•OSHA, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;
•the Endangered Species Act ("ESA"), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;
•the National Environmental Policy Act, which requires federal agencies, including the DOI, to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment;
•the U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials, including explosives, and emergency response preparedness; and
•regulations adopted by the ATF, that impose stringent licensing conditions with respect to the acquisition, storage and use of explosives for well site support services in the oil and natural gas sector.
Additionally, there exist regional, state, tribal and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where we are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate our environmental-related activities. While the legal requirements imposed in foreign countries or jurisdictions therein may be similar in form to U.S. laws and regulations, in some cases, the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly restrict, delay or cancel the permitting, development or expansion of a project or significantly increase the cost of doing business. Any failure by us to comply with these laws, regulations and regulatory initiatives or controls may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.
We own, lease or operate numerous properties that have been used for wellsite support services for many years. We also have acquired certain properties supportive of oil and natural gas activities from third parties whose actions with respect to the management and disposal or release of hydrocarbons, hazardous substances or wastes at or from such properties were not under our control prior to acquiring them. Under environmental laws and regulations such as CERCLA and RCRA, we could incur strict joint and several liability due to damages to natural resources or for remediating hydrocarbons, hazardous substances or wastes disposed of or released by prior owners or operators. Moreover, an accidental release of materials into the environment during the course of our operations may cause us to incur significant costs and liabilities. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.
Over time, both in the United States and in foreign countries, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives in the United States include the following:
•Hydraulic fracturing. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. At the federal level, the EPA asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Also in 2016, the federal Bureau of Land Management ("BLM") under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule but appeals of one or both of those decisions are expected. Notwithstanding these regulatory developments, the Biden Administration could seek to pursue legislative, regulatory or executive initiatives that restrict hydraulic fracturing activities on federal lands. For example, the Biden Administration issued an order temporarily suspending the issuance of new leases and authorizations on federal lands and waters for a period of 60 days beginning on January 20, 2021, and subsequently issued a second order in January 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices. Although these suspensions do not limit existing operations under valid leases and are not applicable to tribal lands that the federal governmental holds in trust, further constraints may be adopted by the Biden Administration in the future. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our oil and gas exploration and production customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.
•Induced seismicity. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to these concerns, regulators in some of the states in which our oil and gas exploration and production customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Oklahoma and Texas have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States such as Oklahoma have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In countries outside of the United States where we or our customers conduct operations, there may exist similar governmental restrictions or controls over well disposal activities in an effort to limit the occurrence of induced seismicity.
•Offshore marine safety. In the United States, President Biden has placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal Outer Continental Shelf ("OCS"), and he may pursue regulatory initiatives, executive actions and legislation in support of his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our oil and gas exploration and production customers with respect to their offshore operations. For example, as discussed under "Hydraulic Fracturing" above, the Biden Administration has suspended the issuance of authorizations for oil and gas activities on federal lands and waters, although the suspension does not limit existing operations under valid leases. The Bureau of Ocean Energy Management ("BOEM") and the Bureau of Safety and Environmental Enforcement ("BSEE") have over the past decade, primarily under the Obama Administration, imposed more stringent permitting procedures and regulatory safety and performance requirements with respect to new wells to be drilled in federal waters. However, in recent years under the Trump Administration, there have been actions by BSEE or BOEM seeking to mitigate or delay certain of those more rigorous standards. For example, in 2016, the BOEM under the Trump Administration imposed a delay in, and ultimately rescinded in 2020, the implementation of a Notice to Lessees and Operators ("NTL") issued by BSEE under the Obama Administration that would have bolstered supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities by oil and natural gas exploration and production operators on the OCS. BSEE and BOEM under the Biden Administration may reconsider rules and regulatory initiatives implemented under the Trump Administration and pursue legislation, regulations, executive actions or other regulatory initiatives that impose more stringent standards. Additionally, the Biden Administration may seek to pursue executive actions and legislation that would restrict, delay or cancel prospective leasing or drilling activities on the OCS or significantly increase financial assurances of operators for decommissioning of offshore facilities on the OCS. Our customers compliance with such new, more stringent legal requirements may result in increased costs for us or our customers and could adversely affect, delay or curtail new or ongoing drilling and development efforts by our customers. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities, which could significantly restrict, delay or cancel the leasing, permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore.
•Ground-level ozone standards. In 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, more recently, in December 2020, the EPA, under the Trump Administration, published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December decision, and the NAAQS may be subject to further revision under the Biden Administration. State implementation of the revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
•Waters of the United States. In 2015, the EPA and U.S. Army Corps of Engineers ("Corps") under the Obama Administration released a final rule outlining federal jurisdictional reach under the CWA over waters of the United States, including wetlands; however, the 2015 rule was repealed by the EPA and the Corps under the Trump Administration in a final rule that became effective in December 2019 and they also published a final rule in April 2020 re-defining the term "waters of the United States" as applied under the CWA and narrowing the scope of waters subject to federal regulation. The April 2020 final rule is subject to various pending legal challenges and there is an expectation that this final rule will be reconsidered by the Biden Administration. To the extent that the EPA and the Corps under the Biden Administration revises the June 2020 final rule in a manner similar to or more stringent than the original 2015 final rule, or if any challenge to the June 2020 final rule is successful and the 2015 final rule or a revised rule again expands the scope of the CWA's jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.
•Climate change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden may pursue new climate change legislation, executive actions or other regulatory initiatives to limit GHG emissions. Moreover, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions, as the EPA under the Obama Administration published final regulations under the CAA establishing new source performance standards ("NSPS") for methane in 2016, but since that time the EPA has undertaken several measures for stationary sources of air emissions, including publishing the September 2020 final rule policy and technical amendments to the NSPS. The policy amendments, effective September 14, 2020, notably removed the transmission and storage sector from the regulated source category and rescinded methane and volatile organic compounds requirements for the remaining sources that were established by former President Obama's Administration, and the technical amendments, effective November 16, 2020, included changes to fugitive emissions monitoring and repair schedules for gathering and boosting compressor stations and low-production wells, recordkeeping and reporting requirements, and more. Various states and industry and environmental groups are separately challenging both the original 2016 standards and the EPA's September 2020 final rules and on January 20, 2021, President Biden issued an executive order that, among other things, directed the EPA to reconsider the technical amendments and issue a proposed rule suspending, revising or rescinding those amendments by no later than September 2021. A reconsideration of the September 2020 policy amendments is expected to follow. The January 20, 2021 executive order also directed the establishment of new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production, transmission, processing and storage segments. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. While the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders to recommit the United States to the Paris Agreement and to direct the federal government to formulate the United States' emissions reduction goal under the agreement. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement's goals. Separately, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risks across government agencies and economic sectors. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. There are also increasing financial risks for fossil fuel producers and other companies supportive of the oil and natural gas industry as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. Recently, President Biden signed an executive order calling for the development of a climate finance plan and, separately, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events.
While we maintain insurance coverage for certain environmental and occupational health and safety risks that we believe is consistent with insurance coverage held by other similarly situated industry participants, our insurance does not cover any penalties or fines that may be issued by a government authority. In addition, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, claims for damages to property or persons or disruption of our customers' operations resulting from our actions or omissions, and imposition of penalties due to our operations, could have a material adverse effect on us and our results of operations.

Item 1A. Risk Factors
The risks described in this Annual Report on Form 10‑K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Business and Operating Risks
Declines in crude oil prices to record low levels as a result of the COVID-19 outbreak and a significantly oversupplied crude oil market have negatively impacted, and are expected to continue to negatively impact, demand for our products and services resulting in a material negative impact on our results of operations, financial position and liquidity.
Public health crises, pandemics and epidemics, such as the ongoing outbreak of COVID-19, have adversely impacted and are expected to continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Fear of such events has also altered the level of capital spending by oil and gas companies for exploration and production activities and adversely affected the economies and financial markets of many countries resulting in an economic downturn that has affected demand for our services. A significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. In an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions as well as quarantining in order to minimize the chances of a potential COVID-19 outbreak, which could result in decreased operational effectiveness and disruptions in our equipment delivery and supply chain for our customers. As of the date of filing of this Annual Report on Form 10-K for the period ended December 31, 2020, our manufacturing and services facilities are open, but our operations still face certain interruptions related to the COVID-19 pandemic. Even once the worst impacts have subsided, the COVID-19 pandemic could continue to adversely impact our business through, for example, reductions in the demand for gasoline by consumers who may be more inclined to work from home than commute to work. We are continuing to monitor the impact of COVID-19 on our business, including as a result of changes in consumer behavior, which has resulted in a decrease in the demand for crude oil and natural gas and, consequently, our products and services.
Contemporaneously with the widespread outbreak of COVID-19 in the United States, the increase in crude oil supply resulting from production escalations from OPEC, combined with a decrease in crude oil demand stemming from the uncertainties surrounding COVID-19 resulted in a sharp decline in crude oil prices. In response, a number of our exploration and production company customers announced significant reductions in capital spending for drilling, completion, production and other projects on which our products and services would be used. These reductions in spending and activity levels have negatively impacted, and we expect they will continue to negatively impact, demand for our products and services, the prices we can charge for those products and services and, as a result, our results of operations, liquidity and financial condition. Although OPEC, its members and other state-controlled oil companies ultimately agreed to reduce production and many operators have shut-in production in the United States, supply continues to exceed demand and crude oil prices remain volatile and at lower levels. Further actions among OPEC members and other producing nations as to production levels and prices could result in further declines in crude oil prices, which would prove detrimental, particularly given the weak demand environment for crude oil and associated products caused by the COVID-19 pandemic.
The extent to which COVID-19 and lower crude oil prices impacts our results, financial position and liquidity will depend on future developments, such as the availability of effective treatments and vaccines, which are highly uncertain and cannot be predicted.
Demand for the majority of our products and services is substantially dependent on the levels of expenditures by companies in the oil and natural gas industry. Lower oil and natural gas prices have significantly reduced the demand for our products and services and the prices we are able to charge. This has had and may continue to have a material adverse effect on our financial condition and results of operations.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry. The decline in crude oil prices, coupled with higher crude oil inventory levels in 2020, caused rapid reductions in most of our customers' drilling, completion and production activities which resulted in an oversupply of many of our services and products and substantially reduced the prices we could charge our customers for these services and products. A continuation or worsening of these conditions may result in a material adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.

Prices could remain highly volatile and have adverse effects on our business and operations due to numerous factors, including:
•public health crises, such as the COVID-19 outbreak at the beginning of 2020, which has negatively impacted the global economy, and correspondingly, the price of crude oil;
•worldwide demand for oil and natural gas;
•the level of drilling and completion activity;
•the level of oil and natural gas production;
•the levels of oil and natural gas inventories;
•depletion rates;
•the expected cost of finding, developing and producing new reserves;
•delays in major offshore and onshore oil and natural gas field permitting or development timetables;
•the availability of attractive offshore and onshore oil and natural gas field prospects that may be affected by governmental actions or environmental activists that may restrict development;
•the availability of transportation infrastructure for oil and natural gas, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•global weather conditions and natural disasters;
•worldwide economic activity including growth in developing countries;
•national government political requirements, including the ability and willingness of OPEC to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;
•shareholder activism or activities by non-governmental organizations to limit or cease certain sources of funding for the energy sector or restrict the exploration, development, production and transportation of oil and natural gas;
•the impact of armed hostilities involving one or more oil producing nations;
•rapid technological change and the timing and extent of development of energy sources, including liquefied natural gas as well as solar, wind and other renewable energy sources;
•environmental and other governmental laws and regulations; and
•domestic and foreign tax policies, including those regarding tariffs and duties.
In response to lower oil prices, many of our customers have reduced or delayed their capital spending, which reduced the demand for our products and services and exerted downward pressure on the prices paid for our products and services. We expect that we will continue to encounter weakness in the demand for, and prices of, our products and services until commodity prices stabilize at higher levels and our customers' capital spending increases. Any prolonged reduction in the overall level of exploration and production activities, whether resulting from changes in oil and natural gas prices or otherwise, could have an adverse effect on our equipment utilization, revenues, cash flows and profitability; our ability to obtain additional capital to finance our business and the cost of that capital; and our ability to attract and retain skilled personnel.
We might be unable to compete successfully with other companies in our industry.
The markets in which we operate are highly competitive and certain of them have relatively few barriers to entry. The principal competitive factors in our markets are product, equipment and service quality, availability, responsiveness, experience, technology, safety performance and price. In some of our product and service offerings, we compete with the oil and natural gas industry's largest oilfield service providers. These large national and multi-national companies have greater financial, technical and other resources, and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services, and changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present products and services, or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, and results of operations.

Consolidation of our customers and competitors may impact our results of operations.
The oil and gas industry has historically experienced periods of consolidation which has accelerated since the COVID-19 pandemic began. Industry consolidation may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.
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
We may experience various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure, or third-party facilities and infrastructure; and threats from terrorist acts. Although we devote significant resources to protect the information systems and data we rely on in our business, cybersecurity attacks in particular are evolving and include, use of phishing/ransomware attacks and fraudulent domain names/websites, among others, which increased in 2020 following the outbreak of COVID-19. While we utilize various procedures and controls to monitor these security threats and mitigate our exposure to such threats and other disruptions, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information (including our intellectual property and customer data), critical infrastructure, personnel or capabilities, essential to our operations, and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.
Our inability to control the inherent risks of identifying and integrating businesses that we have or may acquire, including any related increases in debt or issuances of equity securities, could adversely affect our operations.
We continually review complementary acquisition opportunities and we may seek to consummate acquisitions of such businesses in the future. However, we may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future or at all. In addition, we may incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions, which could impose a significant burden on our results of operations and financial condition and could result in significant dilution to stockholders.
We expect to gain certain business, financial, and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. However, these transactions involve risks including:
•retaining key employees and customers of acquired businesses;
•retaining supply and distribution relationships key to the supply chain;
•increased administrative burden, including additional costs associated with regulatory compliance;
•diversion of management time and attention;
•developing our sales and marketing capabilities;
•managing our growth effectively;

•integrating operations, workforce, product lines and technology;
•managing tax and foreign exchange exposure;
•operating a new line of business;
•inability to pursue and protect patents covering acquired technology;
•addition of acquisition-related debt and increased expenses and working capital requirements;
•substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairments of goodwill, amortization of intangible assets, and stock-based compensation expense;
•becoming subject to unanticipated liabilities of the acquired business, including litigation related to the acquired business; and
•achieving the expected benefits from the acquisition, including certain cost savings and operational efficiencies or synergies.
If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and our stockholders may not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in evaluating future acquisitions.
For example, see Note 7, "Long-term Debt," and Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for a discussion of certain unanticipated issues and claims that have arisen following the GEODynamics Acquisition.
We might be unable to employ and retain a sufficient number of key personnel.
We believe that our success depends upon our ability to employ and retain key personnel with both technical and business expertise. As observed in the U.S. shale play regions such as the Permian Basin in recent years, during periods of increased activity, the demand for such personnel is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, we are forced to reduce headcount, freeze or reduce wages, and implement other cost-saving measures which could lead skilled personnel to migrate to other industries.
We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us, could adversely affect our results of operations.
While no customer accounted for more than 10% of our consolidated revenues in 2020 or 2019, Halliburton Company individually accounted for 10% of our total consolidated revenues in 2018.
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
As a result of our industry concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. Many of our customers finance their activities through cash flow from operations, the incurrence of debt, or the issuance of equity. In 2020, many of our customers experienced substantial reductions in their cash flows from operations, and some are experiencing liquidity shortages, lack of access to capital and credit markets, a reduction in borrowing bases under reserve-based credit facilities and other adverse impacts to their financial condition. These conditions caused a number of our customers to claim bankruptcy protection in 2020 which could continue. The inability, or failure of, our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
Weather conditions in our regions of operations may limit our ability to operate our business and could adversely affect our operating results, which are susceptible to seasonal earnings volatility.
Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain and Northeast regions of the United States, where severe winter weather conditions can restrict access to work areas. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Many forecasters also expect that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events and could have an adverse effect on our or our customers' operations. Any unusual or prolonged severe weather or increased frequency thereof, such as freezing rain, earthquakes, hurricanes, droughts, or floods in our or our oil and gas exploration and production customers' areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against.
Financial Risks
We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.
We rely on our liquidity to pay our operating and capital expenditures, interest and principal payments on debt, taxes and other similar costs. Historically, we have sought to finance the operation of our business primarily with cash on-hand and cash provided by operating activities, but we have also relied on capital from the bank and capital markets. The effect of the COVID-19 pandemic has resulted in significant disruption to and volatility in the global financial markets. For companies like ours in the energy industry, this market disruption has significantly impacted the value of our common stock; has and may continue to reduce our ability to access capital in the bank and capital markets; and has and may continue to result in capital being available on less favorable terms, all of which could negatively affect our liquidity and our ability to fund our operations. In addition, a recession or long-term market correction could further materially impact the value of our common stock, our access to capital or our liquidity or ability to generate cash from operations in the near and long-term. If we are unable to access the bank and capital markets on favorable terms, or if we are not successful in raising capital at an attractive cost within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.
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
Some of the contracts in our backlog are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is canceled. While backlog cancellations have not been significant in the past, we incurred cancellations totaling $2.2 million, $5.0 million and $6.5 million during 2020, 2019 and 2018, respectively. If commodity prices do not further improve, or decline, we may incur additional cancellations or experience further declines in our backlog.
We may assume contractual risks in developing, manufacturing and delivering products in our Offshore/Manufactured Products business segment.
Many of our products from our Offshore/Manufactured Products segment are ordered by customers under frame agreements or project-specific contracts. In many cases these contracts stipulate a fixed price for the delivery of our products and impose liquidated damages or late delivery fees if we do not meet specific customer deadlines. Our actual costs, and any gross profit realized on these fixed-price contracts, may vary from the expected contract economics for various reasons, including but not limited to:
•errors or omissions in estimates or bidding;
•changes in availability and cost of materials and labor;
•failures of our suppliers to deliver raw materials and other goods that comply with our specifications;
•variations in productivity from our original estimates;

•changes in tariffs or tax regimes; and
•material changes in foreign currency exchange rates.
These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our operating results.
In addition, there are other risks and liabilities associated with these contracts, such as consequential damages payable (generally as a result of our gross negligence or willful misconduct), unforeseen technical or logistical challenges in fulfilling the contracts, or warranty claims, any of which could result in our not being fully or properly compensated for the cost to develop, design, and manufacture the final product and resulting in a significant impact on our reported operating results as we progress towards completion of major jobs.
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
As of December 31, 2020, goodwill and other intangible assets represented 7% and 18%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible assets of our applicable reporting units (Completion Services, Downhole Technologies and Offshore/Manufactured Products) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders' equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable.
In the first quarter of 2020, we recognized goodwill impairment charges totaling $406.1 million in our Completion Services, Downhole Technologies and Offshore/Manufactured Products reporting units due to, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our assessment as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
While no additional provisions for impairment were identified during our December 1, 2020 assessment, it is possible that we could recognize goodwill or other intangible assets impairment losses in the future if, among other factors:
•global economic and industry conditions deteriorate;
•the outlook for future profits and cash flow for any of our reporting units deteriorate further as the result of many possible factors, including, but not limited to, increased or unanticipated competition, lack of technological development, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;
•laws, executive actions or regulatory initiatives are imposed, which significantly restrict, delay or otherwise reduce the drilling, completion and production of oil and natural gas wells;
•domestic and/or foreign income tax rates increase, or regulations change;

•costs of equity or debt capital increase;
•valuations for comparable public companies or comparable acquisition valuations deteriorate; or
•our stock price experiences a sustained decline.
Legal or Regulatory Risks
We do business in international jurisdictions which exposes us to unique risks.
A portion of our revenue and net assets are attributable to operations in countries outside the United States. Risks associated with our international operations include, but are not limited to:
•expropriation, confiscation or nationalization of assets;
•renegotiation or nullification of existing contracts;
•foreign capital controls or similar monetary or exchange limitations;
•foreign currency fluctuations;
•foreign taxation;
•tariffs and duties on imported and exported goods;
•the inability to repatriate earnings or capital in a tax efficient manner;
•changing political conditions;
•economic or trade sanctions;
•changing foreign and domestic monetary and trade policies;
•regulatory restrictions or controls more stringently applied or enforced;
•changes in trade activity;
•military or social situations, such as a widespread outbreak of an illness such as COVID-19 or other public health issues, in foreign areas where we do business, and the possibilities of war, other armed conflict or terrorist attacks; and
•regional economic downturns.
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
We are a multinational company and are subject to the risks inherent in doing business in other countries, including the United Kingdom (the "U.K."). In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum ("Brexit"). On January 31, 2020, the U.K. Parliament ratified a withdrawal agreement between the U.K. government and the European Union (the "EU"), which contemplated a transition period to end on December 31, 2020, to allow time for a future trade deal to be agreed upon. On December 24, 2020, the U.K. and the EU agreed on a trade and cooperation agreement (the "Trade and Cooperation Agreement"), which covers the general objectives and framework of the relationship between the U.K. and the EU as it relates to trade, transport, visas, judicial, law enforcement and security matters, and continued participation in community programs and mechanisms for dispute resolution. Notably, under the Trade and Cooperation Agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the EU. The terms of the Trade and Cooperation Agreement could potentially disrupt the markets we serve and the jurisdictions in which we operate and may cause us to lose customers, suppliers and employees.
Brexit and the Trade and Cooperation Agreement can subject us to increased risks, including but not limited to, changes in regulatory oversight, disruptions to supply, increases in prices, fees, taxes or tariffs on goods that are sold between the EU and the U.K., inspections or barriers on goods sold between the U.K. and the EU, extra charges, and/or difficulty staffing. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.
We are currently in the process of evaluating our own risks and uncertainty related to what financial, trade, regulatory and legal implications this new Brexit trade deal could have on our U.K. business operations. This uncertainty also includes the impact on our customers' business operations and capital planning as well as the overall impact on the staffing industry. While we have not experienced any direct material financial impact since Brexit in 2016, we cannot predict its future implications which could result in a negative impact on our financial position and results of operations.
Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect our business, results of operations and financial conditions.
Our Downhole Technologies segment operations include the licensing, storage and handling of explosive materials that are subject to regulation by the ATF and analogous state agencies. Despite our use of specialized facilities to store and handle dangerous materials and our performance of employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers' operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such incidents could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which occurrences could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our ATF or analogous state license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.
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
We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. We also face the following other risks related to our insurance coverage:
•we may not be able to continue to obtain insurance on commercially reasonable terms;
•we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination, terrorist attacks or acts of war;
•the counterparties to our insurance contracts may pose credit risks; and
•we may incur losses from interruption of our business or cybersecurity attacks that exceed our insurance coverage.
We might be unable to protect our intellectual property rights and we may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
We rely on a variety of intellectual property rights that we use in our businesses, including our patents relating to our FlexJoint®, Merlin™ and SmartStart Plus® technologies, and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information. We may not be able to successfully preserve these intellectual property rights and these rights could be invalidated, circumvented or challenged. In addition, we may be required to expend significant amounts of money pursuing and defending our intellectual property rights, and these proceedings may not ultimately be successful. For example, during 2018 we incurred expenses in excess of $8 million in connection with patent defense. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase, adversely affecting our competitive position.
In addition, the tools, techniques, methodologies, programs and components we use to provide our products and services may infringe, or be alleged to infringe, upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs, and may distract us from running our core business. Royalty payments under a license from third parties, if available, would increase our costs. If a license was not available, we might not be able to continue providing a particular service or product. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
Laws, regulations and other executive actions or regulatory initiatives regarding hydraulic fracturing could increase our costs of doing business and result in additional operating restrictions, delays or cancellations in the completion of oil and natural gas wells, or possible bans on the performance of hydraulic fracturing that may reduce demand for our products and services and could have a material adverse effect on our business, results of operations and financial condition.
Although we do not directly engage in hydraulic fracturing, a material portion of our Completion Services, Downhole Technologies and Offshore/Manufactured Products operations support many of our oil and natural gas exploration and production customers in such activities. There exists federal regulatory initiatives and various state laws and regulations that have increased, and have the potential to further increase, the regulatory burden imposed on hydraulic fracturing. Moreover, there also exists, under the Biden Administration, the potential for new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands. The Biden Administration issued an order temporarily suspending the issuance of new leases and authorizations on federal lands and waters for a period of 60 days beginning January 20, 2021, and subsequently issued a second order in January 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices. Although theses suspensions do not limit existing operations under valid leases and are not applicable to tribal lands that the federal government holds in trust, further constraints may be adopted by the Biden Administration in the future. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on these hydraulic fracturing matters. The occurrence of any one or more of these developments with respect to hydraulic fracturing in areas where our oil and natural gas exploration and production customers operate could result in potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment. In addition, they could experience restrictions, delays or cancellations in the pursuit of production or development activities. Any of the foregoing could reduce demand for the products and services of one or more of our business segments and have a material adverse effect on our business, financial condition, and results of operations.
In countries outside of the United States, including provincial, regional, tribal or local jurisdictions therein where we conduct operations, there may exist similar governmental restrictions or controls on our customers' hydraulic fracturing activities, which, if such restrictions or controls exist or are adopted in the future, our customers may incur significant costs to comply with such requirements or may experience restrictions, delays or cancellations in the permitting or pursuit of their operations, which could have a material adverse effect on our business, results of operations and financial condition.
Legislative and regulatory initiatives related to induced seismicity could result in operating restrictions or delays in the drilling and completion of oil and natural gas wells that may reduce demand for our products and services and could have a material adverse effect on our business, results of operations and financial condition.
Our oil and natural gas producing customers dispose of flowback water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events. In response, regulators in states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. See "Part I, Item 1. Business–Environmental and Occupational Health and Safety Matters" for more discussion on these seismicity matters. The introduction of new environmental laws and regulations related to the disposal of wastes associated with the exploration or production of hydrocarbons could limit or prohibit the ability of our customers to utilize underground injection wells. As a result, our customers may have to limit disposal well volumes, disposal rates or locations and, in some instances those customers, or third party disposal well operators that are used by those customers to dispose of the customers' wastewater, may be obligated to shut down disposal wells, which developments could adversely affect our customers' business and result in a corresponding decrease in the need for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
Imposition of laws, executive actions or regulatory initiatives to restrict, delay or cancel leasing, permitting or drilling activities in deepwaters of the United States or foreign countries may reduce demand for our services and products and have a material adverse effect on our business, financial condition, or results of operations.
A significant portion of our Offshore/Manufactured Products segment provides products and services for oil and natural gas exploration and production customers operating offshore in the deepwaters of the United States and in other countries. In the United States, the Biden Administration has issued orders suspending the issuance of new oil and gas leases and authorizations on federal lands and waters, including the OCS. Separately, President Biden has issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risks across government agencies and economic sectors. President Biden may pursue additional executive orders, new legislation and regulatory initiatives to further implement his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations in offshore oil and natural gas exploration and production activities, such as the Biden Administration's suspension of the issuance of authorizations for oil and gas activities on federal lands and waters, although the suspension does not limit existing operations under valid leases. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on these deepwater regulatory matters.
Any new legislation, executive actions or regulatory initiatives, whether in the United States under the Biden Administration or in other countries, that impose increased costs, more stringent operational standards or result in significant delays, cancellations or disruptions in our customers' operations, increase the risk of losing leasing or permitting opportunities, expired leases due to the time required to develop new technology, increased supplemental bonding costs, or cause our customers to incur penalties, fines, or shut-in production at one or more of their facilities, any or all of which could reduce demand for our products and services. Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws, regulations, executive actions or regulatory initiatives on our customers' drilling operations or the opportunity to pursue such operations, or on the cost or availability of insurance to cover the risks associated with such operations. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to numerous environmental laws and regulations that may expose us to significant costs and liabilities.
Our operations and those of our customers in the United States and in foreign countries are subject to stringent federal, state and local legal requirements governing environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on these matters.
Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our oil and natural gas exploration and production customers could reduce demand for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
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
We could incur significant costs in complying with stringent occupational health and safety requirements.
We are subject to stringent federal and state laws and regulations, including OSHA and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the Well Site Services, Downhole Technologies, and Offshore Manufactured Products business segments. In addition, OSHA's hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We have incurred and will continue to incur operating and capital expenditures to comply with occupational health and safety laws and regulations. Historically these costs have not had a material adverse effect on our results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.
Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, financial and litigation risks associated with the production and processing of fossil fuels and emission of GHGs. For example, President Biden has signed a series of executive orders that, among other things, recommitted the United States to the Paris Agreement, called for increased emphasis on climate change across government agencies and economic sectors, suspended the issuance of new leases and authorizations for oil and gas development on federal leans and waters, and called for the issuance of new or more stringent emissions standards for new, modified and existing oil and gas facilities. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on the threat of regulation of GHG emissions.
The adoption and implementation of new or more stringent international, federal or state executive actions, legislation, regulations or regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels. Such legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, financial and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) could reduce demand for hydrocarbons, and therefore for our products and services, which would lead to a reduction in our revenues.
The ESA, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers' operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers' ability to develop new oil and natural gas wells.
In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act ("MBTA"). The U.S. Fish and Wildlife Service ("FWS") under former President Trump issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions "directed at" migratory birds, its nests, or its eggs; however, in 2020, the U.S. District Court for the Southern District of New York vacated a DOI memorandum articulating a similar interpretation. We expect that the January 7 rulemaking will be subject to litigation or to reconsideration by the Biden Administration. Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures.
Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers' operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.
Increasing attention to environmental, social & governance ("ESG") matters may impact our business.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers' hydrocarbon products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for our customers' hydrocarbon products and additional governmental investigations and private litigation against those customers.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own and lease numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of its worldwide operations. The following presents the location of our principal owned or leased facilities, by segment.
Well Site Services – Neuquén and Cutral Co, Argentina, Red Deer, Canada; and in the United States: Alice, Houston, and Midland, Texas; New Iberia and Houma, Louisiana; Oklahoma City, Oklahoma; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington.
Downhole Technologies – Millsap, Fort Worth, Pleasanton and Midland, Texas; and Clearfield, Pennsylvania; in the United States; and Aberdeen, Scotland.
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
Our authorized common stock consists of 200,000,000 shares of common stock. There were 61,043,197 shares of common stock outstanding as of February 12, 2021. The approximate number of record holders of our common stock as of February 12, 2021 was 14. Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "OIS".
We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and our Revolving Credit Facility limits the payment of dividends. For additional discussion of such restrictions, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on our common stock relative to the cumulative total returns of the Standard & Poor's 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of our peer group, and a customized peer group of sixteen and thirteen companies, with the individual companies listed in footnote (2) and (3) below, respectively, for the period from December 31, 2015 to December 31, 2020. The graph and chart show the value at the dates indicated of $100 invested as of December 31, 2015 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Oil States specifically incorporates it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index, Old Peer Group(2) and New Peer Group(3)

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Oil States International, Inc.
Old Peer Group
S&P 500
PHLX Oil Service Sector
New Peer Group

	2015	2016	2017	2018	2019	2020
Oil States International, Inc.	$100.00	$143.12	$103.85	$52.40	$59.85	$18.42
Old Peer Group(2)	$100.00	$124.38	$108.02	$62.89	$58.88	$34.80
New Peer Group(3)	$100.00	$124.38	$109.20	$63.93	$62.11	$35.50
PHLX Oil Service Sector	$100.00	$118.98	$98.51	$53.97	$53.67	$31.09
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
____________________
(1)$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
(2)The thirteen companies included in our first customized peer group ("Old Peer Group") are: Archrock, Inc., Core Laboratories N.V., Dril-Quip, Inc., Exterran Corporation, Forum Energy Technologies, Inc., Franks International N.V., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Key Energy Services, Inc., Newpark Resources, Oceaneering International, Inc., RPC, Inc., and Superior Energy Services, Inc.
(3)The fourteen companies included in our second customized peer group ("New Peer Group") are: Apergy Corporation (acquired by ChampionX Corporation), Archrock, Inc., ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., Exterran Corporation, Forum Energy Technologies, Inc., Franks International N.V., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Newpark Resources, Oceaneering International, Inc., RPC, Inc., and Superior Energy Services, Inc.
Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2020	—	$—	—	$—
November 1 through November 30, 2020	—	—	—	—
December 1 through December 31, 2020	—	—	—	—
Total	—	$—	—
____________________
(1)No shares were purchased during the three-month period ended December 31, 2020.
(2)We maintained a share repurchase program providing for the repurchase of up to $150 million of our common stock, which was allowed to expire on July 29, 2020.

Item 6. Selected Financial Data
The selected financial data on the following pages include selected historical financial information of our company as of and for each of the five years ended December 31, 2020. The following data should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.
Selected Financial Data
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenues	$638,075	$1,017,354	$1,088,133	$670,627	$694,444
Costs and expenses:
Product and service costs (exclusive of depreciation and amortization expense presented below)(1)	561,805	802,589	834,513	520,755	526,770
Selling, general and administrative expenses	94,102	122,932	138,070	114,816	124,033
Depreciation and amortization expense	98,543	123,319	123,530	107,667	118,720
Impairments of goodwill(2)	406,056	165,000	—	—	—
Impairments of fixed and lease assets(3)	12,447	33,697	—	—	—
Other operating (income) expense, net	(538)	(2,003)	(2,104)	1,261	(5,796)
	1,172,415	1,245,534	1,094,009	744,499	763,727
Operating loss	(534,340)	(228,180)	(5,876)	(73,872)	(69,283)
Interest expense, net	(13,869)	(17,636)	(18,995)	(4,315)	(4,944)
Other income, net(4)	13,880	5,089	3,139	775	902
Loss before income taxes	(534,329)	(240,727)	(21,732)	(77,412)	(73,325)
Income tax benefit (provision)(5)	65,946	8,919	2,627	(7,438)	26,939
Net loss from continuing operations	(468,383)	(231,808)	(19,105)	(84,850)	(46,386)
Net loss from discontinued operations, net of tax	—	—	—	—	(4)
Net loss	$(468,383)	$(231,808)	$(19,105)	$(84,850)	$(46,390)

Net loss per share:
Basic	$(7.83)	$(3.90)	$(0.33)	$(1.69)	$(0.92)
Diluted	(7.83)	(3.90)	(0.33)	(1.69)	(0.92)

Weighted average number of common shares outstanding:
Basic	59,812	59,379	58,712	50,139	50,174
Diluted	59,812	59,379	58,712	50,139	50,174

	Year Ended December 31,
	2020	2019	2018	2017	2016
Other Data:
Net cash provided by operating activities	$132,755	$137,432	$103,170	$95,382	$149,257
Net cash used in investing activities, including capital expenditures and acquisition of businesses (2018)	(3,729)	(51,982)	(461,375)	(47,615)	(29,292)
Net cash (used in) provided by financing activities	(65,017)	(95,908)	324,058	(65,060)	(84,875)
EBITDA, as defined(6)	17,016	98,925	120,793	34,570	50,339
Capital expenditures	12,749	56,116	88,024	35,171	29,689
Acquisitions of businesses, net of cash acquired	—	—	379,676	12,859	—
Cash used for treasury stock purchases	—	757	—	16,283	—
Cash paid for interest	6,402	9,626	9,864	4,206	3,942

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$72,011	$8,493	$19,316	$53,459	$68,800
Total current assets	423,593	483,429	534,031	455,937	489,977
Property, plant and equipment, net(3)	383,562	459,724	540,427	498,890	553,402
Operating lease assets(7)	33,140	43,616	—	—	—
Intangible assets, including goodwill(2)	282,238	712,397	902,319	318,274	316,115
Total assets	1,152,260	1,727,867	2,003,821	1,301,511	1,383,898
Long-term debt, excluding current portion	165,759	222,552	306,177	4,870	45,388
Long-term operating lease liabilities, excluding current portion(7)	29,166	35,777	—	—	—
Total stockholders' equity	757,631	1,223,967	1,439,768	1,132,713	1,204,307
We believe that net loss is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA as defined with our net loss, as derived from our financial information (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net loss	$(468,383)	$(231,808)	$(19,105)	$(84,850)	$(46,386)
Depreciation and amortization expense	98,543	123,319	123,530	107,667	118,720
Impairments of goodwill(2)	406,056	165,000	—	—	—
Impairments of inventories(1)	31,151	—	—	—	—
Impairments of fixed and lease assets(3)	12,447	33,697	—	—	—
Gains of extinguishment of 1.50% convertible senior notes	(10,721)	—	—	—	—
Interest expense, net	13,869	17,636	18,995	4,315	4,944
Income tax provision (benefit)(5)	(65,946)	(8,919)	(2,627)	7,438	(26,939)
EBITDA, as defined(6)	$17,016	$98,925	$120,793	$34,570	$50,339
____________________
(1)During 2020, we recognized non-cash inventory impairment charges totaling $31.2 million ($17.9 million in product costs and $13.3 million in service costs).
(2)During 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value. During 2019, our Downhole Technologies segment recognized a non-cash goodwill impairment charge of $165.0 million to reduce the carrying value of the unit to its estimated fair value.
(3)During 2020, we recognized non-cash impairment charges totaling $12.4 million to reduce the carrying value of our fixed assets and leases to their estimated realizable value. During 2019, our Drilling Services business recognized a non-cash impairment charge of $33.7 million to reduce the carrying value of the business' fixed assets to their estimated realizable value.
(4)During 2020, we recognized non-cash gains of $10.7 million in connection with our purchases of $34.9 million principal amount of the Notes.
(5)During 2020, we recognized discrete tax benefits totaling $16.4 million related to U.S. net operating loss carrybacks under provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act. During 2018, we adjusted our 2017 provisional estimate associated with U.S. income tax legislation enacted in December 2017 and recorded a tax benefit of $5.8 million.
(6)The term EBITDA as defined consists of net loss plus depreciation and amortization expense, non-cash impairments of inventory, goodwill, fixed asset and leases, interest expense, net, non-cash gains on extinguishment of debt and income tax benefit. EBITDA as defined does not give effect to cash used for debt service requirements, reinvestment or other discretionary uses and is not a measure of financial performance under generally accepted accounting principles. You should not consider it in isolation from or as a substitute for net loss or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. We have included EBITDA as defined as a supplemental disclosure because we believe that EBITDA as defined provides useful information regarding our ability to service debt and to fund capital expenditures and provides investors a helpful measure for comparing our operating performance with the performance of other companies that have different financing and capital structures or tax rates. We use EBITDA as defined to compare and to monitor the performance of our business segments to other comparable public companies and as a benchmark for the award of incentive compensation under our annual incentive compensation plan.
(7)On January 1, 2019, we adopted the revised accounting guidance for leases, which required the recognition of lease assets and lease liabilities for all leases that are not short-term in nature. Prior periods were not retrospectively adjusted.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Goodwill and Other Intangible Assets," Note 7, "Long-term Debt," Note 8, "Operating Leases," and Note 9, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion of these and other charges and benefits.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in "Part II Item 8 Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in "Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in "Part I, Item 1A. Risk Factors." You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credit and financing transactions, which may impact comparability from period to period.
We provide a broad range of products and services to our customers through our three business segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is largely sensitive to future expectations with respect to crude oil and natural gas prices.
Recent Developments
Disruptions caused by the COVID-19 pandemic and measures taken to prevent its spread or mitigate its effects both domestically and international have impacted our results of operations. In March of 2020, the spot price of WTI crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production in an effort to protect market share. OPEC, its members, and other state-controlled oil companies ultimately agreed to reduce production following the crude oil price collapse and many operators shut-in production in the United States in an effort to address rapidly collapsing demand. While crude oil prices have recovered some of their losses since reaching record low levels in April of 2020, the spot price of Brent and WTI crude oil averaged $42 and $39 per barrel during 2020 – down 35% and 31%, respectively, from their comparable 2019 averages. The ultimate magnitude and duration of the COVID-19 pandemic, the timing and extent of governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices, the global economy and capital markets remains uncertain. While it is difficult to assess or predict with precision the broad future effect of this pandemic on the global economy, the energy industry or us, we expect that the COVID-19 pandemic will continue to adversely affect demand for our products and services in 2021.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry, which reached 15-year lows in 2020. The decline in crude oil prices, coupled with higher crude oil inventory levels in 2020, caused rapid reductions in most of our customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. These conditions have and may continue to result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and, in certain instances, non-payments of amounts owed. Additionally, future actions among OPEC members and other oil producing nations as to production levels and prices could result in further declines in crude oil prices, which would prove detrimental, particularly given the weak demand environment for crude oil and associated products caused by the ongoing COVID-19 pandemic.
Following the unprecedented events commencing in March 2020, we immediately began aggressive implementation of cost reduction initiatives in an effort to reduce our expenditures to protect the financial health of our company, including the following:
•reduced headcount by 32% between December 31, 2019 and December 31, 2020;
•reduced capital expenditures in 2020 by 77% compared to 2019;
•reduced annual short-term and long-term incentive awards; and
•consolidated and closed certain facilities.

Given the COVID-19 induced economic destruction, we assessed the carrying value of goodwill and other assets based on the industry outlook regarding overall demand for and pricing of our products and services. As a result of these events, actions and assessments, we recorded the following charges during 2020:
•non-cash goodwill impairment charges of $406.1 million to reduce the carrying value of our reporting units to their estimated fair value;
•non-cash impairment charges of $31.2 million to reduce the carrying value of inventory to its estimated realizable value;
•non-cash impairment charges of $12.4 million to decrease the carrying value of our fixed assets and leases to their estimated realizable value; and
•employee severance and restructuring charges of $9.1 million.
As discussed in more detail under "– Liquidity, Capital Resources and Other Matters – Financing Activities – Revolving Credit Facility," we amended our existing Revolving Credit Facility during the second quarter of 2020. In connection with this amendment, the Revolving Credit Facility size was reduced from $350 million to $200 million, with advances subject to a monthly borrowing base calculation, in exchange for suspension of the existing financial covenants from July 1, 2020 through March 30, 2021.
On February 10, 2021, as discussed in more detail under "– Liquidity, Capital Resources and Other Matters – Financing Activities – Asset-based Revolving Credit Facility," we entered into the Asset-based Revolving Credit Facility in order to extend maturity, which provides for a $125.0 million asset-based revolving credit facility under which credit availability is subject to a monthly borrowing base calculation. The Asset-based Revolving Credit Facility matures in February 2025. Concurrent with entering into the Asset-based Revolving Credit Facility, the existing Amended Credit Agreement was terminated.
In addition, as discussed in more detail under "– Liquidity, Capital Resources and Other Matters – Financing Activities – 1.50% Convertible Senior Notes due February 2023," we opportunistically purchased a total of $34.9 million principal amount of the Notes for $20.1 million in cash and recognized non-cash gains totaling $10.7 million during 2020.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Goodwill and Other Intangible Assets," Note 7, "Long-term Debt," and Note 8, "Operating Leases," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
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
Overview
Current and expected future pricing for WTI crude oil, along with a belief that regulatory access will be allowed, are factors that will continue to influence our customers' willingness to invest in U.S. shale play developments as they allocate capital and strive for financial discipline and spending levels that are within their capital budgets and cash flows. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Crude oil prices are likely to remain highly volatile due to numerous factors, including global uncertainties related to the COVID-19 pandemic, higher global inventory levels, increasing domestic or international crude oil production, changes in governmental regulations, trade tensions with China, sanctions on Iranian production and tensions with Iran, civil unrest in Libya and Venezuela, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Capital investment by our customers is at a 15-year low. This underinvestment coupled with potential instability in foreign producing nations could lead to a sustained recovery in WTI and Brent crude oil prices as demand recovers following the pandemic. In any event, crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Customer spending in the natural gas shale plays has been limited due to significant technological advancements that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.

Recent WTI crude oil, Brent crude oil and natural gas pricing trends are as follows:

	Average price(1) for quarter ended				Average price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
WTI Crude (per bbl)
2020	$45.34	$27.96	$40.89	$42.52	$39.16
2019	54.82	59.88	56.34	56.82	56.98
2018	62.91	68.07	69.70	59.97	65.25
Brent Crude (per bbl)
2020	$50.27	$29.70	$42.91	$44.32	$41.96
2019	63.10	69.01	61.95	63.17	64.26
2018	66.86	74.53	75.08	68.76	71.32
Henry Hub Natural Gas (per MMBtu)
2020	$1.91	$1.70	$2.00	$2.52	$2.03
2019	2.92	2.57	2.38	2.40	2.56
2018	3.08	2.85	2.93	3.77	3.15
____________________
(1)Source: U.S. Energy Information Administration. As of February 12, 2021, WTI crude oil, Brent crude oil and natural gas traded at $59.50 per barrel, $62.47 per barrel and $6.12 per MMBtu, respectively.
U.S. drilling and completion activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of our U.S. operations.
We primarily supply equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Our U.S. activity is dependent primarily upon the level and complexity of drilling, completion, and workover activity in our areas of operations. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.
Our Downhole Technologies segment, comprised of the GEODynamics business we acquired in January 2018, provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary toe valve and frac plug products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.
Demand for our completion products and services within each of our segments is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the average U.S. drilling rig count, as measured by Baker Hughes, for the periods indicated.

	As of February 12, 2021	Average Rig Count for Year Ended December 31,
		2020	2019	2018
Land – Oil	288	329	753	826
Land – Natural gas and other	91	87	165	185
Offshore	18	17	25	21
Total	397	433	943	1,032
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2020, oil-directed drilling accounted for 76% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining 52% from March 31, 2020 to 351 rigs working as of December 31, 2020. As a result, the average U.S. rig count in 2020 decreased by 510 rigs, or 54%, from the 2019 average.

Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 49% of Offshore/Manufactured Products sales in 2020 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas. Customers have focused on improving the economics of major deepwater projects at lower commodity breakeven prices by re-bidding projects, identifying advancements in technology, and reducing overall project costs through equipment standardization. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2019 from 2018 levels. However, with reduced market visibility given the significant decline in crude oil prices, which began in March of 2020, and associated reductions in customer spending, the segment's 2020 bookings were lower than the levels achieved in 2019.
Backlog reported by our Offshore/Manufactured Products segment decreased from $280 million as of December 31, 2019 to $219 million as of December 31, 2020. The following table sets forth backlog reported by our Offshore/Manufactured Products segment as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2020	$267	$235	$227	$219
2019	234	283	293	280
2018	157	165	175	179
Reduced demand for our products and services, coupled with a reduction in the prices we are able to charge our customers for our products and services, has adversely affected our results of operations, cash flows and financial position. While the current pricing environment for crude oil has improved from the levels experienced in 2020, if prices were to decline, our customers may be required to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
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
Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, public health crises, climate-related and other regulatory changes, and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the demand for and prices of crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Consolidated Results of Operations
We manage and measure our business performance in three operating segments: Well Site Services, Downhole Technologies and Offshore/Manufactured Products. Selected financial information by business segment for the years ended December 31, 2020 and 2019 follows (in thousands):

	Year Ended December 31,
	2020	2019	Variance 2020 vs. 2019
Revenues
Well Site Services -
Completion Services	$191,529	$390,748	$(199,219)
Drilling Services(1)	8,310	41,346	(33,036)
Total Well Site Services	199,839	432,094	(232,255)
Downhole Technologies	97,936	182,314	(84,378)
Offshore/Manufactured Products -
Project-driven products	165,497	159,205	6,292
Short-cycle products	48,142	123,222	(75,080)
Other products and services	126,661	120,519	6,142
Total Offshore/Manufactured Products	340,300	402,946	(62,646)
Total	$638,075	$1,017,354	$(379,279)

Operating income (loss)
Well Site Services -
Completion Services(2)	$(187,869)	$(11,621)	$(176,248)
Drilling Services(1)	(5,519)	(43,419)	37,900
Total Well Site Services	(193,388)	(55,040)	(138,348)
Downhole Technologies(3)	(224,414)	(164,008)	(60,406)
Offshore/Manufactured Products(4)	(80,794)	36,022	(116,816)
Corporate	(35,744)	(45,154)	9,410
Total(5)	$(534,340)	$(228,180)	$(306,160)
____________________
(1)In late 2019, we reduced the scope of our Drilling Services business due to weakness in customer demand for vertical drilling rigs in the U.S., resulting in a non-cash fixed asset impairment charge of $33.7 million in 2019. Operating loss included a non-cash fixed asset impairment charge of $5.2 million in 2020.
(2)Operating loss in 2020 included a non-cash inventory impairment charge of $9.0 million, a non-cash goodwill impairment charge of $127.1 million and a non-cash fixed asset impairment charge of $3.6 million.
(3)Operating loss in 2020 and 2019 included non-cash goodwill impairment charges of $192.5 million and $165.0 million, respectively. Operating loss in 2020 also included a non-cash inventory impairment charge of $5.9 million and other non-cash asset impairment charges of $3.6 million.
(4)Operating loss in 2020 included a non-cash inventory impairment charge of $16.2 million and a non-cash goodwill impairment charge of $86.5 million.
(5)Operating loss included non-cash asset impairment charges totaling $449.7 million and $198.7 million in 2020 and 2019, respectively.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Goodwill and Other Intangible Assets," and Note 8, "Operating Leases," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these and other charges recognized in 2020 and 2019.

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019
We reported a net loss for the year ended December 31, 2020 of $468.4 million, or $7.83 per share. The reported loss included non-cash impairment charges totaling $449.7 million ($421.5 million after tax, or $7.04 per share) related to write downs of goodwill, inventories, fixed assets and leases; $9.1 million ($7.2 million after-tax, or $0.12 per share) of severance and restructuring charges; non-cash gains of $10.7 million ($8.5 million after-tax, or $0.14 per share) associated with convertible debt extinguishment; and discrete tax benefits of $16.4 million, or $0.27 per share, associated with the carryback of tax losses allowed under the CARES Act.
These results compare to a net loss for the year ended December 31, 2019 of $231.8 million, or $3.90 per share, which included non-cash goodwill and fixed asset impairment charges totaling $198.7 million ($191.6 million after-tax, or $3.23 per share), and $3.5 million ($2.8 million after-tax, or $0.05 per share) of severance and restructuring charges.
Our reported results of operations for 2020 reflect the negative impact of the unprecedented decline in crude oil prices starting in March and April of 2020 stemming from the global response to the COVID-19 pandemic and ongoing uncertainties related to future crude oil demand. The spot price of WTI crude oil averaged $39 per barrel in 2020, down 31% from the prior-year average. The decline in crude oil prices, coupled with high crude oil inventory levels, had a negative impact on customer drilling, completion and production activity beginning in March of 2020. Additionally, our operations were negatively impacted by government-imposed business closures and mandates outside of the United States enacted in an effort to control the COVID-19 pandemic, which limited wellsite operations and required us and a number of our suppliers to temporarily cease certain operations.
We expect customer-driven activity to improve off of 2020's low levels but remain tempered in 2021 given continued high crude oil inventory levels and uncertainty around demand recovery due to the continued severity of the COVID-19 pandemic. If the current pricing environment for crude oil does not continue to improve, or declines, our customers may be required to further reduce their planned capital expenditures, causing additional declines in the demand for, and prices of, our products and services.
Revenues. Consolidated total revenues in 2020 decreased $379.3 million, or 37%, from 2019.
Consolidated product revenues in 2020 decreased $152.1 million, or 31%, from 2019 driven primarily by lower U.S. land-based customer activity as well as the associated impact of competitive pricing pressures for products in our Downhole Technologies segment, partially offset by higher project-driven sales in our Offshore/Manufactured Products segment. Consolidated service revenues for 2020 decreased $227.2 million, or 43%, from 2019 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 54% of our consolidated revenues in 2020 were related to our short-cycle product and service offerings, which compared to 73% in 2019, reflecting the negative impact of the COVID-19 pandemic on our U.S. operations.
The following table provides supplemental disaggregated revenue information by operating segment for the years ended December 31, 2020 and 2019 (in thousands):

	Well Site Services		Downhole Technologies		Offshore/ Manufactured Products		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$165,497	$159,205	$165,497	$159,205
Short-cycle:
Completion products and services	191,529	390,748	97,936	182,314	26,148	95,806	315,613	668,868
Drilling services	8,310	41,346	—	—	—	—	8,310	41,346
Other products	—	—	—	—	21,994	27,416	21,994	27,416
Total short-cycle	199,839	432,094	97,936	182,314	48,142	123,222	345,917	737,630
Other products and services	—	—	—	—	126,661	120,519	126,661	120,519
	$199,839	$432,094	$97,936	$182,314	$340,300	$402,946	$638,075	$1,017,354

Percentage of total revenue by type -
Products	—%	—%	93%	97%	71%	76%	52%	48%
Services	100%	100%	7%	3%	29%	24%	48%	52%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $240.8 million, or 30%, in 2020 compared to 2019. Cost of revenues in 2020 included non-cash inventory impairment provisions totaling $31.2 million – driven by the unprecedented market downturn which began in March of 2020. Excluding these 2020 provisions, consolidated cost of revenues decreased $271.9 million, or 34%, from 2019.
Consolidated product costs in 2020, which included non-cash inventory impairment provisions of $17.9 million, decreased $81.6 million, or 22%, from 2019. Excluding these charges, consolidated product costs decreased $99.5 million, or 27%, from the prior-year period. Consolidated service costs for 2020, which included non-cash inventory impairment provisions of $13.3 million, decreased $159.2 million, or 37%, from 2019. Excluding these inventory impairment provisions, consolidated service costs declined $172.5 million, or 40%, due primarily to significantly lower activity levels in the U.S. shale play regions.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $28.8 million, or 23%, in 2020 from 2019 due primarily to reductions in short- and long-term compensation costs, personnel levels, travel expense and other implemented cost-saving initiatives.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $24.8 million, or 20%, in 2020 compared to the prior-year period, driven primarily by our decision to exit drilling operations in West Texas in the third quarter of 2019 along with reduced capital investments made in our Completion Services business in recent years. See Note 15, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for expense by segment.
Impairments of Goodwill. During the first quarter of 2020, our Completion Services, Downhole Technologies and Offshore/Manufactured Products operations recognized non-cash goodwill impairment charges of $127.1 million, $192.5 million and $86.5 million, respectively, arising from, among other factors, the significant decline in our stock price (and that of most of our peers) and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our assessment as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis. During the fourth quarter of 2019, our Downhole Technologies segment recognized a non-cash goodwill impairment charge of $165.0 million. See Note 6, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Impairments of Fixed and Lease Assets. During 2020, our Drilling Services, Completion Services and Downhole Technologies businesses recognized non-cash fixed asset and lease impairment charges of $5.2 million, $3.6 million and $3.6 million, respectively, following the significant decline in crude oil prices beginning in March of 2020 and our decisions to consolidate and exit certain facilities. During the third quarter of 2019, we made the strategic decision to reduce the scope of our Drilling Services business due to ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market. As a result of this decision, our Drilling Services business recorded a non-cash impairment charge of $33.7 million. See Note 4, "Details of Selected Balance Sheet Accounts," and Note 8, "Operating Leases," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Operating Loss. Our consolidated operating loss was $534.3 million in 2020, which included $418.5 million in non-cash goodwill, inventory, fixed asset and lease impairment charges and $9.1 million of severance and restructuring charges. This compares to a consolidated operating loss of $228.2 million in 2019, which included $198.7 million in non-cash goodwill and fixed asset impairment charges and $3.5 million of severance and restructuring charges.
Interest Expense, Net. Net interest expense totaled $13.9 million in 2020, a decrease of $3.8 million from 2019 due to reductions in the level of debt outstanding. Interest expense, which included amortization of debt discount and deferred financing costs, as a percentage of total average debt outstanding was approximately 6% in both 2020 and 2019. Our contractual cash interest expense as a percentage of total debt outstanding was substantially lower – averaging approximately 2% in 2020 and 3% in 2019.
In connection with our adoption of the recent revision to accounting guidance for convertible instruments on January 1, 2021, interest expense associated with the Notes in 2021 will decrease to approximately 2% of the outstanding principal balance, which compares to the contractual interest rate of 1.50%. Additionally, we expect to recognize a non-cash expense of approximately $0.6 million for previously deferred financing costs associated with our Amended Revolving Credit Facility that will be written off in the first quarter of 2021.
Other Income, Net. Other income, net in 2020 included non-cash gains of $10.7 million recognized in connection with purchases of $34.9 million principal amount of the Notes for $20.1 million in cash, with the balance consisting primarily of gains recognized on the sale of property and equipment.

Income Tax. Our income tax benefit for 2020 totaled $65.9 million on a pre-tax loss of $534.3 million, which included non-cash goodwill impairment charges (approximately $313.1 million) and other expenses that are not deductible for tax purposes. The impact of these non-deductible expenses was partially offset by $16.4 million in discrete tax benefits related to the carryback of U.S. federal net operating losses under the CARES Act. This compares to an income tax benefit for 2019 of $8.9 million on a pre-tax loss of $240.7 million, which included a non-cash goodwill impairment charge of $165.0 million and other expenses that are not deductible for tax purposes.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of the reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $3.6 million in 2020 compared to other comprehensive income of $3.7 million in 2019 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. For 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During both 2020 and 2019, the exchange rate for the British pound strengthened compared to the U.S. dollar, while the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $232.3 million, or 54%, in 2020 compared to 2019. Completion Services revenue decreased $199.2 million, or 51%, driven by the decline in U.S. land-based customer completion and production activity in response to lower commodity prices. Our Drilling Services revenues decreased $33.0 million, or 80%, year-over-year due primarily to our exit of drilling operations in the West Texas region in the fourth quarter of 2019.
Operating Loss. During 2020 and 2019, our Well Site Services segment recorded non-cash impairment charges totaling $144.9 million and $33.7 million, respectively. Excluding these impairment charges, our Well Site Services segment operating loss increased $27.2 million in 2020 from 2019. Our Completion Services operating loss in 2020, after excluding non-cash impairment charges, was $48.2 million, compared to an operating loss of $11.6 million in the prior-year period, given a 51% decrease in revenues and $4.1 million of severance and restructuring charges partially offset by a $15.5 million reduction in depreciation expense. After excluding non-cash fixed asset impairment charges, our Drilling Services operating loss in 2020 was $0.3 million, compared to an operating loss of $9.7 million in the prior-year period.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $84.4 million, or 46%, in 2020 compared to 2019 due primarily to a decline in U.S. land-based customer completion activity and competitive pricing pressures.
Operating Income (Loss). During 2020, our Downhole Technologies segment recorded a non-cash goodwill impairment charge of $192.5 million, a non-cash inventory impairment charge of $5.9 million, non-cash fixed asset and lease impairment charges of $3.6 million and severance and restructuring charges of $2.0 million. During 2019, the segment recognized a non-cash goodwill impairment charge of $165.0 million. Excluding the impairment charges, operating income declined $23.4 million in 2020 from 2019 due primarily to a 46% decline in revenues, partially offset by the benefit of cost reduction measures in 2020.
Offshore/Manufactured Products
Revenues. Given backlog entering the year, our Offshore/Manufactured Products segment revenues were more resilient and only declined $62.6 million, or 16%, in 2020 compared to 2019 with a significant reduction in sales of our short-cycle products (elastomer and valve products), partially offset by an increase in project-driven product sales.
Operating Income (Loss). During 2020, our Offshore/Manufactured Products segment recorded non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income decreased $14.1 million, or 39%, in 2020 compared to 2019.
Backlog. Backlog in our Offshore/Manufactured Products totaled $219 million as of December 31, 2020, a decrease of 22% from December 31, 2019. Orders totaled $286 million in 2020, yielding in a book-to-bill ratio of 0.8x.
Corporate
Corporate expenses decreased $9.4 million, or 21%, in 2020 from 2019 due primarily to personnel reductions as well as reductions in short- and long-term compensation and other implemented cost reduction measures.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions, repay debt and fund share repurchases. Our primary sources of funds are cash flow from operations, proceeds from borrowings under our credit facilities and, less frequently, capital market transactions.
Operating Activities
Cash flows from operations totaling $132.8 million were generated during the year ended December 31, 2020 compared to $137.4 million provided by operations during 2019.
During 2020, $69.7 million was provided from net working capital decreases, primarily due to collections of accounts receivable and an increase in deferred revenue, partially offset by decreases in accounts payable and accrued liabilities. Additionally, we filed carryback claims regarding U.S. net operating losses generated in 2018 and 2019 in accordance with the rules and provisions of the CARES Act and received cash of $41.3 million, which benefited our cash flow from operations. During 2019, $39.3 million was provided from net working capital decreases, with a reduction in accounts receivable partially offset by an increase in inventories.
Investing Activities
Net cash of $3.7 million was used in investing activities during the year ended December 31, 2020, compared to $52.0 million used during 2019.
Capital expenditures totaled $12.7 million and $56.1 million during the years ended December 31, 2020 and 2019, respectively, while proceeds from the sale of property and equipment totaled $9.6 million and $6.0 million, respectively.
We expect to spend approximately $15 million in total capital expenditures during 2021. Whether planned expenditures will actually be made in 2021 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our Asset-based Revolving Credit Facility (as discussed below).
Financing Activities
Net cash of $65.0 million was used in financing activities during the year ended December 31, 2020, primarily associated with a $32.9 million reduction in bank debt and our purchases of $34.9 million principal amount of the Notes for cash totaling $20.1 million. Net cash of $95.9 million was used in financing activities during the year ended December 31, 2019, primarily associated with the repayment of $84.2 million, net in borrowings under our Revolving Credit Facility and the repurchase at a discount of $7.8 million principal amount of the Notes for cash totaling $6.7 million.
As of December 31, 2020, we had cash on-hand of $72.0 million, compared to $8.5 million as of December 31, 2019.
As of December 31, 2020, we had $19.0 million outstanding under our Amended Revolving Credit Facility and $157.4 million principal amount of the Notes outstanding. Our reported interest expense, which included non-cash amortization of debt discount and deferred financing costs of $7.7 million, is substantially above our contractual cash interest expense. For 2020, our contractual interest expense was $6.2 million, or approximately 2% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our Asset-based Revolving Credit Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, stakeholder scrutiny of environmental, social and governance matters and other factors, many of which are beyond our control. In this regard, the effect of the COVID-19 pandemic has resulted in significant disruption of global financial markets. For companies like ours that support the energy industry, this disruption has been exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices, which has negatively impacted the value of our common stock; has and may continue to reduce our ability to access capital in the bank and capital markets; and has and may continue to result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
Asset-based Revolving Credit Facility. On February 10, 2021, we entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (the "Asset-based Revolving Credit Facility") under which credit availability is subject to a borrowing base calculation. Concurrent with entering into the Asset-based Revolving Credit Facility, the Amended Credit Agreement was terminated.
The Asset-based Revolving Credit Facility is governed by a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "Asset-based Credit Agreement"). The Asset-based Credit Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the unsecured promissory note to the seller of GEODynamics ).
The Asset-based Credit Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and provides for a $50.0 million sub-limit for the issuance of letters of credit. Borrowings under the Asset-based Credit Agreement are secured by a pledge of substantially all of our domestic assets and the stock of certain foreign subsidiaries.
Borrowings under the Asset-based Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.75% to 3.25% and subject to a LIBOR floor rate of 0.50%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. We must also quarterly pay a commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the Asset-based Credit Agreement.
The Asset-based Credit Agreement places restrictions on our ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The Asset-based Credit Agreement contains customary default provisions, which, if triggered, could result in acceleration of all amounts then outstanding. The Asset-based Credit Agreement also requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time in the event that availability under the Asset-based Credit Agreement is less than the greater of 15% of the borrowing base and $14.1 million or if an event of default has occurred and is continuing.
See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the terms of the Asset-based Credit Agreement.
As of February 10, 2021, we had $12.1 million of borrowings outstanding under the Asset-based Revolving Credit Facility and $29.0 million of outstanding letters of credit. The total amount available to be drawn as of February 10, 2021 was approximately $29 million, calculated based on an initial borrowing base less outstanding borrowings and letters of credit.
Revolving Credit Facility. Until its termination on February 10, 2021, our former senior secured revolving credit facility (the "Revolving Credit Facility") was governed by an amended and restated credit agreement by and among the Company, Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and the lenders and other financial institutions from time to time party thereto, dated as of January 30, 2018 (the "Credit Agreement"), which was scheduled to mature on January 30, 2022. Prior to June 17, 2020, our Revolving Credit Facility provided for up to $350 million in lender commitments, including $50 million for the issuance of letters of credit.
On June 17, 2020, we entered into an omnibus amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). Lender commitments under the Amended Credit Agreement were reduced to $200 million in exchange for the suspension of the financial covenants from July 1, 2020 through March 30, 2021. During the financial covenant suspension period, borrowing availability under the Revolving Credit Facility (as amended, the "Amended Revolving Credit Facility") was limited to 85% of the lesser of (i) $200 million or (ii) a borrowing base, calculated monthly, equal to the sum of 70% of the consolidated net book value of eligible receivables and 20% of the consolidated net book value of eligible inventory (the "Borrowing Base"). We expensed approximately $0.5 million of previously deferred financing costs in 2020, which is included in interest expense, net as a result of the amendment of the Credit Agreement.
See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the terms of the Credit Agreement and the amendment thereto.

As of December 31, 2020, we had $19.0 million of borrowings outstanding under the Amended Revolving Credit Facility and $29.2 million of outstanding letters of credit. The total amount available to be drawn as of January 1, 2021 was $69.3 million, calculated based on 85% of the Borrowing Base less outstanding borrowings and letters of credit.
1.50% Convertible Senior Notes due February 2023. On January 30, 2018, we issued $200.0 million aggregate principal amount of the Notes pursuant to an indenture, dated as of January 30, 2018 (the "Indenture"), between us and Wells Fargo Bank, N.A., as trustee.
The Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million.
During 2020, we opportunistically purchased $34.9 million principal amount of the outstanding Notes for $20.1 million in cash, which was $10.7 million below the net carrying amount of the related liability, resulting in the recognition of non-cash gains. During 2019, we repurchased $7.8 million principal amount of the outstanding Notes for $6.7 million, which approximated the carrying amount of the related liability.
The initial carrying amount of the Notes recorded in the consolidated balance sheet as of January 30, 2018 was less than the $200.0 million in principal amount of the Notes, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. We recorded the value of the conversion feature as a debt discount at the date of issuance, to be amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization of debt discount, interest expense recognized on the Notes for accounting purposes, reflecting an effective interest rate of approximately 6%, is greater than the cash interest payments we are obligated to pay on the Notes. Interest expense associated with the Notes for 2020 and 2019 was $9.3 million and $10.2 million, respectively, while the related cash interest expense was $2.6 million and $3.0 million, respectively. As of December 31, 2020, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met. See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the Notes.
See Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for discussion of the recent revision to accounting guidance for convertible instruments, which changed our method of accounting for the Notes upon our adoption of the standard effective January 1, 2021.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. We believe that payments due under the promissory note are subject to set-off, in full or in part, against certain claims related to matters occurring prior to the GEODynamics Acquisition. We have provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. We have incurred settlement costs and expenses of $7.9 million related to such indemnification claims and we believe that the maturity date of the note is extended until these claims are resolved. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.1 million as of December 31, 2020, which is our current best estimate of what is owed after set-off for indemnification matters. See Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.
Our total debt represented 20% of our combined total debt and stockholders' equity as of December 31, 2020 compared to 17% as of December 31, 2019.
Stock Repurchase Program. We historically maintained a share repurchase program, which was allowed to expire on July 29, 2020. During 2020, we did not repurchase any shares of our common stock under the program. During 2019, we repurchased approximately 51 thousand shares of our common stock under the program at a total cost of $0.8 million.

Contractual Obligations. The following summarizes our contractual obligations as of December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations
Revolving Credit Facility(1)	$19,000	$—	$19,000	$—	$—
1.50% convertible senior notes due February 2023(2)	163,270	2,361	160,910	—	—
Promissory note(3)	18,422	18,422	—	—	—
Other debt and finance lease obligations	4,792	683	1,220	997	1,892
Operating lease liabilities(4)	43,841	9,293	11,738	9,023	13,787
Purchase obligations(5)	50,694	49,975	719	—	—
Total contractual cash obligations	$300,019	$80,734	$193,587	$10,020	$15,679
____________________
(1)Excludes interest on the variable-rate debt, which was scheduled to mature in January 2022. Since we cannot predict with any certainty the amount of interest due on our revolving debt due to the expected variability of interest rates and principal amounts outstanding, we do not include this in our obligations. If we assume interest payment amounts are calculated using the outstanding principal balances and interest rates as of December 31, 2020 and include applicable commitment fees, estimated interest payments on our variable-rate debt would be $0.7 million "due in less than one year" and $0.1 million "due in one to three years." As discussed above, we entered into a new Asset-based Revolving Credit Facility on February 10, 2021, which matures in February 2025. Concurrent with entering into the Asset-based Revolving Credit Facility, borrowings under the Amended Revolving Credit Facility were repaid and the related agreement was terminated. See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information.
(2)Amount represents the full principal amount of the Notes together with cash interest payments due semi-annually.
(3)Amount represents the net principal amount of the $25 million promissory note together with accrued and unpaid interest as of February 22, 2021. The $25 million promissory note (together with accrued and unpaid interest) issued in connection with the GEODynamics Acquisition was scheduled to mature on July 12, 2019. We believe that payments due under the promissory note are subject to set-off, in full or in part, against certain claims related to matters occurring prior to the GEODynamics Acquisition. As more fully described in Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements, we have provided notice to and asserted indemnification claims against the Seller, and the Seller has filed a breach of contract suit against us alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. As a result, we believe that the maturity date of the note is extended until the resolution of the claims and we expect that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.1 million as of December 31, 2020, which is our current best estimate of what is owed after set-off for indemnification matters.
(4)Amount represents the payment obligations (including implied interest) for operating leases with an initial term of greater than 12 months. Operating lease obligations are recorded in the consolidated balance sheet as operating lease liabilities while the right-of-use assets are included within operating lease assets.
(5)Our purchase obligations primarily relate to open purchase orders in our Offshore/Manufactured Products and Completion Services operations.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the Seller in the GEODynamics Acquisition filed a breach of contract suit against us in federal court in August 2020, in which the Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled in state court. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

Effects of Inflation
Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.
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
Critical Accounting Policies
Our Consolidated Financial Statements included in this Annual Report on Form 10‑K have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require that we make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires our most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.
Goodwill and Long-Lived Tangible and Intangible Assets
Our goodwill totaled $76.5 million, representing 7% of our total assets as of December 31, 2020. Our long-lived tangible assets totaled $416.7 million, representing 36% of our total assets as of December 31, 2020, and our long-lived intangible assets totaled $205.7 million, representing 18% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable and inventories.
Goodwill
Goodwill represents the excess after impairments, if applicable, of the purchase price for acquired businesses over the allocated fair value of related net assets. In accordance with current accounting guidance, we do not amortize goodwill, but rather assess goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. In the evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately using relevant events and circumstances. We estimate the fair value of each reporting unit and compare that fair value to its recorded carrying value. We utilize, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, our total market capitalization is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded.

December 2019 Impairment
During the fourth quarter of 2019, U.S. land-based completion activity declined significantly from levels experienced over the previous three quarters. Additionally, a number of other market indicators declined to levels not experienced in recent years. Consistent with most other oilfield service industry peers, our stock price declined and our market capitalization was below the carrying value of stockholders' equity. Given these market conditions, we reduced our near-term demand outlook for our short-cycle products and services in the U.S. shale play regions. This refined outlook was incorporated in the December 1, 2019 annual impairment assessment.
Based on this quantitative assessment, we concluded that the goodwill amount recorded in our Downhole Technologies reporting unit was partially impaired and recognized a non-cash goodwill impairment charge of $165.0 million in the fourth quarter of 2019.
The discount rates used to value the our reporting units as of December 1, 2019 ranged between 12.5% and 13.0%. Holding all other assumptions and inputs used in each of the respective discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $28 million.
March 2020 Impairments
In March 2020, the spot price of WTI crude oil declined over 50% in response to current and expected material reductions in global demand stemming from the global response to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Consistent with oilfield service industry peers, our stock price also declined dramatically during the first quarter of 2020, with our market capitalization falling substantially below the carrying value of stockholders' equity.
Given the significance of these March 2020 events, we performed a quantitative assessment of goodwill for further impairment as of March 31, 2020. This interim assessment indicated that the fair value of each of the reporting units was less than their respective carrying amounts due to, among other factors, the significant decline in the our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from the assessment performed as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
Significant assumptions and estimates used in the income approach include, among others, estimated future net annual cash flows and discount rates for each reporting unit, current and anticipated market conditions, estimated growth rates and historical data. These estimates relied upon significant management judgment, particularly given the uncertainties regarding the COVID-19 pandemic and its impact on activity levels and commodity prices as well as future global economic growth.
Based on this quantitative assessment as of March 31, 2020, we concluded that goodwill recorded in the Completion Services and Downhole Technologies businesses was fully impaired while goodwill recorded in the Offshore/Manufactured Products business was partially impaired. We therefore recognized non-cash goodwill impairment charges totaling $406.1 million in the first quarter of 2020.
The discount rates used to value our reporting units as of March 31, 2020 ranged between 16.8% and 18.5%. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would have increased the goodwill impairment charge by approximately $10 million.
December 2020 Assessment
As of December 1, 2020, we had only one reporting unit – Offshore/Manufactured Products – with a goodwill balance of $76 million. We performed our annual quantitative assessment of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount and no additional provision for impairment was required.
The valuation techniques used in the December 1, 2020 assessment were consistent with those used during the March 31, 2020 assessment. The discount rate used to value the Offshore/Manufactured Products reporting unit as of December 1, 2020 was approximately 15%. The estimated returns required by market participants decreased in our December 1, 2020 assessment from our assessment as of March 31, 2020, resulting in lower discount rate used in the discounted cash flow analysis. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 100 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would not result in a goodwill impairment.
As of December 31, 2020, our market capitalization was $306 million, or $452 million below our equity carrying value.
The March 2020 and December 2019 goodwill impairment charges did not impact our liquidity position, debt covenants or cash flows.
We continue to monitor commodity prices and other significant assumptions used in our forecasts. If we experience a prolonged decline in long-term demand for crude oil and natural gas or significant and sustained increases in commodity supplies, which serve to lower commodity prices over the long term, we will be required to update our discounted cash flow analysis and potentially be required to record a goodwill impairment in the future.
Long-Lived Tangible and Intangible Assets
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
During 2020 and 2019, we recognized non-cash asset impairment charges totaling $12.4 million and $33.7 million, respectively, to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value.
Based on our impairment assessment in 2020, the carrying values of our other long-lived tangible and intangible assets are recoverable and no impairment losses were recorded. However, industry cyclicality and downturns may result in future changes to our estimates of projected operating cash flows, or their timing, and could potentially cause future impairment to the values of our long-lived assets, including finite-lived intangible assets.
Revenue and Cost Recognition
Our revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to as a "performance obligation," and to which revenue is allocated. We recognize revenue and the related cost when, or as, the performance obligations are satisfied. The majority of our significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. For contracts with multiple distinct performance obligations, we allocate revenue to the identified performance obligations in the contract. Our product sales terms do not include significant post-performance obligations.
Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 38%, 34% and 29% of consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 62%, 66% and 71% of consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore/Manufactured Products segment (also referred to as "project-driven products"), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. We believe this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
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
Accounting for Contingencies
We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded in an amount estimated to cover the expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in such matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include duties, income taxes, litigation, insurance claims and contractual claims and obligations.
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
Income Taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.
On March 27, 2020, the CARES Act was signed into law, which allowed the carryback of U.S. federal net operating losses. Prior to the enactment of the CARES Act, such tax losses could only be carried forward.
On December 22, 2017, Tax Reform Legislation was signed into law which enacted significant changes to U.S. tax and related laws, including certain key U.S. federal income tax provisions applicable to oilfield service and manufacturing companies such as ours. In accordance with the SEC's Staff Accounting Bulletin No. 118, we recorded provisional estimates to reflect the effect of the Tax Reform Legislation on our income tax assets and liabilities as of December 31, 2017. During 2018, we adjusted these provisional estimates based on additional guidance issued by the Internal Revenue Service.

As of December 31, 2020, our total investment, including earnings and profits, in foreign subsidiaries is considered to be permanently reinvested.
We record a valuation allowance in the reporting period when we believe that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws, available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income, assessment of future business and tax planning strategies. During 2020, 2019 and 2018, we recorded valuation allowances primarily with respect to foreign and U.S. state net operating loss carryforwards.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB"), which are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity. This new guidance eliminates the requirement that the carrying value of convertible debt instruments, such as the Notes, be allocated between the debt and equity components. As permitted under the standard, we adopted the new guidance on January 1, 2021 using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the Notes, a $3.7 million decrease in deferred income taxes and an $8.5 million net decrease in stockholders' equity. The effective interest rate associated with the Notes after adoption of this guidance decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%.
In June 2016, the FASB issued guidance on credit impairment for short-term receivables which, as amended, introduced the recognition of management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. We adopted this guidance on January 1, 2020, using the optional transition method of recognizing any cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The cumulative impact of the adoption of the new standard was not material to our consolidated financial statements. Prior periods were not retrospectively adjusted.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2020, we had $19.0 million in floating-rate obligations drawn under the Amended Revolving Credit Facility. The use of floating-rate obligations exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from December 31, 2020 levels, our consolidated interest expense would increase by a total of approximately $0.2 million annually.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2020, our reported foreign currency exchange losses were $0.2 million and are included in "Other operating (income) expense, net" in the consolidated statements of operations. In order to reduce our exposure to fluctuations in foreign currency exchange rates, we may enter into foreign currency exchange agreements with financial institutions. No foreign currency contracts were outstanding as of December 31, 2020 or 2019.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $67.7 million as of December 31, 2019 to $71.4 million as of December 31, 2020, primarily as a result of foreign currency exchange rate differences of $3.8 million in the current year. This other comprehensive income is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar for certain of the international operations of our reportable segments. During 2020, the exchange rate of the British pound strengthened by 3% compared to the U.S. dollar and the Brazilian real weakened by 23% compared to the U.S. dollar. During 2019, the exchange rate of the British pound strengthened by 4% compared to the U.S. dollar while the Brazilian real weakened by 4% compared to the U.S. dollar.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data begin on page 59 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 18, "Quarterly Financial Information (Unaudited)," to our Consolidated Financial Statements, which is incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States' internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as described below.
(b) Attestation report of the registered public accounting firm.
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this Annual Report on Form 10‑K on page 62 and is incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
There was no information required to be disclosed in a report on Form 8‑K during the fourth quarter of 2020 that was not reported on a Form 8‑K during such time.
Executive Officer Retirement
On February 17, 2021, Mr. Lias J. "Jeff" Steen, our Executive Vice President, Human Resources & Legal voluntarily retired from his executive officer position. He will continue to be employed in a non-executive officer role on a part-time basis by Oil States for an indefinite period of time.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(1)Information concerning directors, including our audit committee financial experts, appears in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(2)Information with respect to executive officers appears in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(3)Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(4)Information concerning corporate governance and our code of ethics appears in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, under "Financial Code of Ethics for Senior Officers." This portion of the Definitive Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures appear in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

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

4.3	—	Description of Common Stock.

10.1+	—
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
Asset-based Credit Agreement, dated as of February 10, 2021, among Oil States International, Inc., as Borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 12, 2021 (File No. 001-16337)).

10.8	—
Amended and Restated Credit Agreement dated January 30, 2018, among the Company, Wells Fargo Bank, N.A., as administrative agent and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 2, 2018 (File No. 001-16337)).

10.9	—
Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 14, 2018, among the Company, Wells Fargo Bank, N.A., as administrative agent and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on July 31, 2018 (File No. 001-16337)).

10.10	—	Omnibus Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on June 18, 2020 (File No. 001-16337)).

10.11	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001‑16337)).

10.12+	—
Form of Director Stock Option Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005 (File No. 001‑16337)).

10.13+	—
Form of Employee Nonqualified Stock Option Agreement under the Company's 2018 Equity Participation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 17, 2018 (File No. 333‑224988)).

10.14+	—
Form of Restricted Stock Agreement under the Company's 2018 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 17, 2018 (File No. 333‑224988)).

10.15+	—
Form of Deferred Stock Performance Award Agreement under the Company's Second Amended and Restated 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.16+	—
Form of Performance Award Agreement under the Company's 2018 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on July 29, 2019 (File No. 001-16337)).

10.17+	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8‑K as filed with the SEC on November 15, 2006 (File No. 001‑16337)).

10.18+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Mr. Cragg) (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2005, as filed with the SEC on April 29, 2005 (File No. 001‑16337)).

10.19+	—
Form of Non-Employee Director Restricted Stock Agreement under the Company's 2018 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on July 29, 2019 (File No. 001-16337)).

10.20+	—
Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009 (File No. 001‑16337)).

10.21+	—
Amendment to the Executive Agreement of Christopher Cragg, effective January 1, 2009 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009 (File No. 001‑16337)).

10.22+	—	Deferred Stock Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K, as filed with the SEC on February 23, 2012 (File No. 001‑16337)).

10.23+	—
Deferred Stock Agreement effective February 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013 (File No. 001‑16337)).

10.24+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Lloyd A. Hajdik) effective December 9, 2013 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2013, as filed with the SEC on February 25, 2014 (File No. 001‑16337)).

10.25+	—
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

10.27	—
Annual Incentive Compensation Plan, dated January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 1, 2020 (File No. 001-16337)).

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104.1*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2021.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 22, 2021.

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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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

Goodwill Impairment - Offshore/Manufactured Products
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, goodwill is assessed for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. Given the significance of the March 2020 events described in Note 6, the Company performed a quantitative assessment of goodwill for impairment at March 31, 2020. Based on this quantitative assessment, the Company recognized non-cash goodwill impairment charges of $406.1 million, which included a partial goodwill impairment charge of $86.5 million in its Offshore/Manufactured Products reporting unit. As reflected in the Company's consolidated financial statements at December 31, 2020, the Company's remaining goodwill was $76.5 million in the Offshore/Manufactured Products reporting unit.
Auditing management's interim goodwill impairment assessment for the Company's Offshore/Manufactured Products reporting unit was subjective and required the involvement of specialists due to the significant measurement uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate attributable to the income approach was sensitive to changes in significant assumptions, such as the discount rate and the revenue growth rate, both of which are affected by market forecasts of commodity prices and the level of capital expenditures in the oil and gas industry.

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
To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions discussed herein. For example, we compared the revenue growth rate in the prospective financial data used by management to external forecasted spending trends in industry, analysts' forecasted commodity prices and historical performance. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in the evaluation of the fair value methodology and the discount rate assumption in the fair value estimate. We further tested the completeness and accuracy of the underlying data used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2000.

Houston, Texas
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oil States International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes, and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
February 22, 2021

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Products	$331,272	$483,359	$501,822
Service	306,803	533,995	586,311
	638,075	1,017,354	1,088,133

Costs and expenses:
Product costs	287,615	369,194	366,453
Service costs	274,190	433,395	468,060
Cost of revenues (exclusive of depreciation and amortization expense presented below)	561,805	802,589	834,513
Selling, general and administrative expenses	94,102	122,932	138,070
Depreciation and amortization expense	98,543	123,319	123,530
Impairments of goodwill	406,056	165,000	—
Impairments of fixed and lease assets	12,447	33,697	—
Other operating income, net	(538)	(2,003)	(2,104)
	1,172,415	1,245,534	1,094,009
Operating loss	(534,340)	(228,180)	(5,876)

Interest expense	(14,259)	(17,898)	(19,314)
Interest income	390	262	319
Other income, net	13,880	5,089	3,139
Loss before income taxes	(534,329)	(240,727)	(21,732)
Income tax benefit	65,946	8,919	2,627
Net loss	$(468,383)	$(231,808)	$(19,105)

Net loss per share:
Basic	$(7.83)	$(3.90)	$(0.33)
Diluted	(7.83)	(3.90)	(0.33)

Weighted average number of common shares outstanding:
Basic	59,812	59,379	58,712
Diluted	59,812	59,379	58,712
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(468,383)	$(231,808)	$(19,105)

Other comprehensive income (loss):
Currency translation adjustments, net of tax	(3,750)	3,462	(13,088)
Other	111	189	184
Total other comprehensive income (loss)	(3,639)	3,651	(12,904)
Comprehensive loss	$(472,022)	$(228,157)	$(32,009)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$72,011	$8,493
Accounts receivable, net	163,135	233,487
Inventories, net	170,376	221,342
Prepaid expenses and other current assets	18,071	20,107
Total current assets	423,593	483,429

Property, plant and equipment, net	383,562	459,724
Operating lease assets, net	33,140	43,616
Goodwill, net	76,489	482,306
Other intangible assets, net	205,749	230,091
Other noncurrent assets	29,727	28,701
Total assets	$1,152,260	$1,727,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$17,778	$25,617
Accounts payable	46,433	78,368
Accrued liabilities	44,504	48,840
Current operating lease liabilities	7,620	8,311
Income taxes payable	2,413	4,174
Deferred revenue	43,384	17,761
Total current liabilities	162,132	183,071

Long-term debt	165,759	222,552
Long-term operating lease liabilities	29,166	35,777
Deferred income taxes	14,263	38,079
Other noncurrent liabilities	23,309	24,421
Total liabilities	394,629	503,900

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 73,288,976 shares and 72,546,321 shares issued, respectively	733	726
Additional paid-in capital	1,122,945	1,114,521
Retained earnings	329,327	797,710
Accumulated other comprehensive loss	(71,385)	(67,746)
Treasury stock, at cost, 12,283,817 and 12,045,065 shares, respectively	(623,989)	(621,244)
Total stockholders' equity	757,631	1,223,967
Total liabilities and stockholders' equity	$1,152,260	$1,727,867
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid‑In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2017	$627	$754,607	$1,048,623	$(58,493)	$(612,651)	$1,132,713
Net loss	—	—	(19,105)	—	—	(19,105)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(10,984)	—	(10,984)
Currency translation adjustment on intercompany advances	—	—	—	(2,104)	—	(2,104)
Other comprehensive income	—	—	—	184	—	184
Stock-based compensation expense:
Restricted stock	4	22,153	—	—	—	22,157
Stock options	—	492	—	—	—	492
Issuance of common stock in connection with GEODynamics Acquisition	87	294,823	—	—	—	294,910
Issuance of 1.50% convertible senior notes, net of income taxes of $7,744	—	25,683	—	—	—	25,683
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(4,178)	(4,178)
Balance, December 31, 2018	718	1,097,758	1,029,518	(71,397)	(616,829)	1,439,768
Net loss	—	—	(231,808)	—	—	(231,808)
Currency translation adjustment (excluding intercompany advances)	—	—	—	3,925	—	3,925
Currency translation adjustment on intercompany advances	—	—	—	(463)	—	(463)
Other comprehensive income	—	—	—	189	—	189
Stock-based compensation expense:
Restricted stock	8	16,707	—	—	—	16,715
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,698)	(3,698)
Common stock withdrawn from deferred compensation plan	—	3	—	—	40	43
Balance, December 31, 2019	726	1,114,521	797,710	(67,746)	(621,244)	1,223,967
Net loss	—	—	(468,383)	—	—	(468,383)
Currency translation adjustment (excluding intercompany advances)	—	—	—	2,065	—	2,065
Currency translation adjustment on intercompany advances	—	—	—	(5,815)	—	(5,815)
Other comprehensive income	—	—	—	111	—	111
Stock-based compensation expense:
Restricted stock	7	8,424	—	—	—	8,431
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,745)	(2,745)
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(468,383)	$(231,808)	$(19,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	98,543	123,319	123,530
Impairments of goodwill	406,056	165,000	—
Impairments of inventories	31,151	—	—
Impairments of fixed and lease assets	12,447	33,697	—
Stock-based compensation expense	8,431	16,768	22,649
Amortization of debt discount and deferred financing costs	7,736	7,884	7,408
Deferred income tax benefit	(24,404)	(15,469)	(3,489)
Gains on extinguishment of 1.50% convertible senior notes	(10,721)	—	—
Gains on disposals of assets	(2,444)	(4,291)	(6,288)
Other, net	4,668	3,079	1,411
Changes in operating assets and liabilities, net of effect from acquired businesses:
Accounts receivable	63,876	50,257	(16,792)
Inventories	17,578	(10,774)	(7,283)
Accounts payable and accrued liabilities	(37,315)	(6,173)	5,796
Deferred revenue	25,549	3,470	(4,808)
Other operating assets and liabilities, net	(13)	2,473	141
Net cash flows provided by operating activities	132,755	137,432	103,170

Cash flows from investing activities:
Capital expenditures	(12,749)	(56,116)	(88,024)
Proceeds from disposition of property, plant and equipment	9,601	6,046	3,659
Acquisitions of businesses, net of cash acquired	—	—	(379,676)
Proceeds from flood insurance claims	—	—	3,850
Other, net	(581)	(1,912)	(1,184)
Net cash flows used in investing activities	(3,729)	(51,982)	(461,375)

Cash flows from financing activities:
Revolving credit facility borrowings	72,173	246,828	835,467
Revolving credit facility repayments	(105,104)	(331,041)	(699,322)
Issuance of 1.50% convertible senior notes	—	—	200,000
Purchases of 1.50% convertible senior notes	(20,078)	(6,724)	—
Other debt and finance lease repayments, net	(8,222)	(500)	(537)
Payment of financing costs	(1,041)	(16)	(7,372)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(2,745)	(3,698)	(4,178)
Purchases of treasury stock	—	(757)	—
Net cash flows (used in) provided by financing activities	(65,017)	(95,908)	324,058

Effect of exchange rate changes on cash and cash equivalents	(491)	(365)	4
Net change in cash and cash equivalents	63,518	(10,823)	(34,143)
Cash and cash equivalents, beginning of year	8,493	19,316	53,459
Cash and cash equivalents, end of year	$72,011	$8,493	$19,316

Cash paid (received) for:
Interest	$6,402	$9,626	$9,864
Income taxes, net	(36,766)	(1,303)	2,993
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
The Company, through its subsidiaries, is a leading provider of specialty products and services to oil and gas and industrial companies throughout the world. The Company operates in a substantial number of the world's active resource intensive regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
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
2. Summary of Significant Accounting Policies
Use of Estimates
As further discussed in Note 14, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020, the Company recorded asset impairments, severance and restructuring charges in response to these recent developments, as further discussed in Note 3, "Asset Impairments and Other Charges." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include goodwill and long-lived asset impairments, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, the fair value of assets and liabilities acquired including identification of associated goodwill and intangible assets, reserves on inventory, allowances for doubtful accounts, settlement of litigation and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The carrying values of these instruments, other than the 1.50% convertible senior notes due February 2023 (the "Notes") described in Note 7, "Long-term Debt," on the accompanying consolidated balance sheets, approximates their fair values. The estimated fair value of the Notes as of December 31, 2020 was $120.6 million, based on quoted market prices (a Level 2 fair value measurement), which compares to $157.4 million principal amount of the Notes.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Inventories
Inventories consist of consumable oilfield products, manufactured equipment, spare parts for manufactured equipment, and work-in-process. Inventories also include raw materials, labor, subcontractor charges, manufacturing overhead and supplies and are carried at the lower of cost or net realizable value. The cost of inventories is determined on an average cost or specific-identification method. A reserve for excess and/or obsolete inventory is maintained based on the age, turnover, condition, expected near-term utility and market pricing of the goods.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost, or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under a finance lease, using the straight-line method over the estimated useful lives of the assets, after allowing for estimated salvage value where applicable. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.
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
Goodwill
Goodwill represents the excess after impairments, if applicable, of the purchase price for acquired businesses over the allocated fair value of related net assets. In accordance with current accounting guidance, the Company does not amortize goodwill, but rather assesses goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. In the evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately using relevant events and circumstances. Management estimates the fair value of each reporting unit and compares that fair value to its recorded carrying value. Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, the total market capitalization of the Company is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded. As further discussed in Note 6, "Goodwill and Other Intangible Assets," the Company recognized non-cash goodwill impairment charges of $406.1 million in the first quarter of 2020 and $165.0 million in the fourth quarter of 2019. These impairment charges did not impact the Company's liquidity position, debt covenants or cash flows.
Long-Lived Assets
The Company amortizes the cost of long-lived assets, including finite-lived intangible assets, over their estimated useful life. The recoverability of the carrying values of long-lived assets is assessed at the asset group level whenever, in management's judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated undiscounted future cash flows. If this assessment indicates that the carrying values will not be recoverable, an impairment loss equal to the excess of the carrying value over the fair value of the asset group is recognized. The fair value of the asset group is based on appraised values, prices of similar assets (if available), or discounted cash flows.
As further discussed in Note 4, "Details of Selected Balance Sheet Accounts," and Note 8, "Operating Leases," the Company recognized non-cash asset impairment charges totaling $12.4 million and $33.7 million in 2020 and 2019, respectively, to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value.
Based on the Company's review, the carrying values of its other long-lived assets are recoverable, and no impairment losses were recorded during the periods presented.

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
Most of the Company's operating leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years. The exercise of lease renewal options is at the Company's sole discretion. The depreciable lives of lease-related assets and leasehold improvements are limited by the expected lease term. Certain operating lease agreements include rental payments adjusted periodically for inflation. The Company's operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. While the Company rents or subleases certain real estate to third parties, such amounts are not material. Cash outflows related to operating leases are presented within cash flows from operations.
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expenses totaled $6.1 million, $7.0 million and $6.6 million in 2020, 2019 and 2018, respectively, and are reported within cost of revenues in the accompanying consolidated statements of operations.
Foreign Currency and Other Comprehensive Loss
Gains and losses resulting from balance sheet translation of international operations where the local currency is the functional currency are included as a component of accumulated other comprehensive loss within stockholders' equity and represent substantially all of the accumulated other comprehensive loss balance. Remeasurements of intercompany advances denominated in a currency other than the functional currency of the entity that are of a long-term investment nature are recognized as a separate component of other comprehensive loss within stockholders' equity. Gains and losses resulting from balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany advances that are of a long-term investment nature, are included in the consolidated statements of operations within "other operating income, net" as incurred and were not material during the periods presented.
Currency Exchange Rate Risk
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2020 and 2019, the Company had no outstanding foreign currency forward purchase contracts.
Revenue and Cost Recognition
The Company's revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to as a "performance obligation," and to which revenue is allocated. The Company recognizes revenue and the related cost when, or as, the performance obligations are satisfied. The majority of significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. For contracts with multiple distinct performance obligations, the Company allocates revenue to the identified performance obligations in the contract. The Company's product sales terms do not include significant post-performance obligations.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 38%, 34% and 29% of consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 62%, 66% and 71% of consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of the Company's revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
As of December 31, 2020, the Company had $161.9 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 53% of this remaining backlog is expected to be recognized as revenue in 2021 and the balance thereafter.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
As further discussed in Note 9, "Income Taxes," on December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act ("Tax Reform Legislation") was signed into law which enacted significant changes to U.S. tax and related laws, including certain key U.S. federal income tax provisions applicable to oilfield service and manufacturing companies such as the Company. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 118, the Company recorded provisional estimates to reflect the effect of the Tax Reform Legislation on the Company's income tax assets and liabilities as of December 31, 2017. During 2018, the Company adjusted these provisional estimates based upon additional guidance issued by the Internal Revenue Service.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law, which allowed the carryback of U.S. federal net operating losses. Prior to the enactment of the CARES Act, such tax losses could only be carried forward.
As of December 31, 2020, the Company's total investment in foreign subsidiaries is considered to be indefinitely reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income and assessment of future business and tax planning strategies. During 2020, 2019 and 2018, the Company recorded valuation allowances primarily with respect to foreign and U.S. state net operating loss ("NOL") carryforwards.
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
Receivables and Concentration of Credit Risk
Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the worldwide oil and gas industry. Note 15, "Segments and Related Information," provides further information with respect to the Company's geographic revenues and significant customers. The Company evaluates the credit-worthiness of significant customers' financial condition and, generally, the Company does not require significant collateral from its customers.
Allowances for Doubtful Accounts
The Company maintains allowances for estimated losses resulting from the inability of the Company's customers to make required payments. Determination of the collectability of amounts due from customers requires management to make judgments regarding future events and trends. Allowances for doubtful accounts are established through an assessment of the Company's portfolio on an individual customer and consolidated basis taking into account current and expected future market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of customer accounts, and financial condition of the Company's customers as well as political and economic factors in countries of operations and other customer-specific factors. Based on a review of these factors, the Company establishes or adjusts allowances for trade and unbilled receivables as well as contract assets. If the financial condition of the Company's customers were to deteriorate further, adversely affecting their ability to make payments, additional allowances may be required. If a customer receivable is deemed to be uncollectible, the receivable is charged-off against allowance for doubtful accounts.
Earnings per Share
Basic earnings per share ("EPS") on the face of the accompanying consolidated statements of operations is computed by dividing the net income or loss applicable to the Company's common stockholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income or loss in the numerator excludes the impact, if any, of dilutive common stock equivalents.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Diluted EPS includes the effect, if dilutive, of the Company's outstanding stock options, restricted stock and convertible securities under the treasury stock method. Currently issued and outstanding shares of restricted stock remain subject to vesting requirements. The Company is required to compute EPS amounts under the two class method in periods with earnings. Holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as holders of outstanding common stock and are thus considered participating securities. Under applicable accounting guidance, undistributed earnings, if any, for each period are allocated based on the participation rights of both the common stockholders and holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis.
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
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2020, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $29.2 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity. This new guidance eliminated the requirement that the carrying value of convertible debt instruments, such as the Company's Notes, be allocated between the debt and equity components. As permitted under the standard, the Company adopted the new guidance on January 1, 2021, using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the Notes, a $3.7 million decrease in deferred income taxes and an $8.5 million net decrease in stockholders' equity. The effective interest rate associated with the Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
In June 2016, the FASB issued guidance on credit impairment for short-term receivables which, as amended, introduced the recognition of management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The Company adopted this guidance on January 1, 2020, using the optional transition method of recognizing any cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. The cumulative impact of the adoption of the new standard was not material to the Company's consolidated financial statements. Prior periods were not retrospectively adjusted.
3. Asset Impairments and Other Charges
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to current and expected material reductions in global demand stemming from the global response to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Crude oil prices further declined in April of 2020 to record low levels, and while the spot price of Brent and WTI crude oil increased to an average of $44 and $43 per barrel, respectively, in the fourth quarter of 2020, these average prices continue to remain below historical price levels.
Demand for most of the Company's products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry, which reached 15-year lows in 2020. The decline in crude oil prices, coupled with higher crude oil inventory levels in 2020, caused rapid reductions in most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. These conditions have and may continue to result in a material adverse impact on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and, in certain instances, non-payments of amounts owed.
Consistent with most oilfield service industry peers, the Company's stock price declined dramatically during the first quarter of 2020, with its market capitalization falling substantially below the carrying value of stockholders' equity.
Following these March 2020 events, the Company immediately implemented significant cost reduction initiatives. The Company also assessed the carrying value of goodwill, long-lived and other assets based on the industry outlook regarding overall demand for and pricing of its products and services, other market considerations and the financial condition of the Company's customers. As a result of these events, actions and assessments during 2020, the Company recorded the following charges (in thousands):

	Completion Services	Drilling Services	Downhole Technologies	Offshore/ Manufactured Products	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Goodwill (Note 6)	$127,054	$—	$192,502	$86,500	$—	$406,056	$19,600	$386,456
Fixed assets (Note 4)	3,647	5,198	1,623	—	—	10,468	2,198	8,270
Operating lease assets (Note 8)	—	—	1,979	—	—	1,979	416	1,563
Inventories (Note 4)	8,981	—	5,921	16,249	—	31,151	5,979	25,172
Severance and restructuring charges	4,094	217	2,018	1,355	1,385	9,069	1,904	7,165
During 2019, the Company recorded the following charges (in thousands):

	Completion Services	Drilling Services	Downhole Technologies	Offshore/ Manufactured Products	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Goodwill (Note 6)	$—	$—	$165,000	$—	$—	$165,000	$—	$165,000
Fixed assets (Note 4)	—	33,697	—	—	—	33,697	7,076	26,621
Severance and restructuring charges	1,847	—	—	1,655	—	3,502	735	2,767

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
During 2018, the Company recorded the following charges (in thousands):

	Completion Services	Drilling Services	Downhole Technologies	Offshore/ Manufactured Products	Corporate	Pre-tax Total	Tax	After-tax Total
Patent defense costs	$—	$—	$8,365	$—	$—	$8,365	$1,757	$6,608
Transaction-related costs (Note 5)	—	—	327	—	3,274	3,601	756	2,845
Fair Labor Standards Act claim settlements	3,034	—	—	—	—	3,034	637	2,397
Severance and restructuring charges	151	—	—	1,478	—	1,629	342	1,287
4. Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2020 and 2019 is presented below (in thousands).

	2020	2019
Accounts receivable, net:
Trade	$109,294	$178,813
Unbilled revenue	23,173	28,341
Contract assets	35,870	26,034
Other	3,102	9,044
Total accounts receivable	171,439	242,232
Allowance for doubtful accounts	(8,304)	(8,745)
	$163,135	$233,487

	2020	2019
Deferred revenue (contract liabilities)	$43,384	$17,761
As of December 31, 2020, accounts receivable, net in the United States and the United Kingdom represented 63% and 21%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of December 31, 2020. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 is provided in Note 17, "Valuation Allowances."
For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company's larger project-related contracts within the Offshore/Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company's right to consideration for work completed but not billed as of December 31, 2020 and 2019 on certain project-related contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2020, the $9.8 million net increase in contract assets was primarily attributable to $32.4 million in revenue recognized during the year, which was partially offset by $22.8 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $25.6 million in 2020, reflecting $41.6 million in new customer billings which were not recognized as revenue during the year, partially offset by the recognition of $16.0 million of revenue that was deferred at the beginning of the period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
For the year ended December 31, 2019, the $4.8 million net increase in contract assets was primarily attributable to $25.0 million in revenue recognized during the year, which was more than offset by $20.0 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $3.6 million in 2019, reflecting $12.2 million in new customer billings which were not recognized as revenue during the year, partially offset by the recognition of $8.5 million of revenue that was deferred at the beginning of the period.

	2020	2019
Inventories, net:
Finished goods and purchased products	$88,634	$107,691
Work in process	27,063	21,963
Raw materials	95,410	110,719
Total inventories	211,107	240,373
Allowance for excess or obsolete inventory(1)	(40,731)	(19,031)
	$170,376	$221,342
____________________
(1)During 2020, the Company recorded impairment charges totaling $31.2 million to reduce the carrying value of inventories to their estimated net realizable value based on changes in expectations regarding the near-term utility, customer demand and market pricing of certain goods.

	Estimated Useful Life (in years)			2020	2019
Property, plant and equipment, net:
Land				$34,968	$37,507
Buildings and leasehold improvements	1	–	40	267,072	273,384
Machinery and equipment	2	–	28	239,986	246,826
Completion Services equipment	2	–	10	507,755	510,737
Office furniture and equipment	1	–	10	35,767	45,309
Vehicles	3	–	10	81,607	97,264
Construction in progress				7,207	13,281
Total property, plant and equipment				1,174,362	1,224,308
Accumulated depreciation				(790,800)	(764,584)
				$383,562	$459,724
For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $74.0 million, $96.5 million and $97.2 million, respectively.
During 2019, the Company made the strategic decision to reduce the scope of its Drilling Services business unit (adjusting from 34 rigs to 9 rigs) due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market, particularly the Permian Basin. As a result of this decision, the carrying value of 25 rigs, which were decommissioned or sold, was reduced to their estimated realizable value, resulting in the recognition of a $25.5 million non-cash impairment charge. The Company also performed a fair value assessment on the remaining drilling rigs and recognized an additional non-cash impairment charge of $8.2 million (a Level 3 fair value measurement). These non-cash 2019 fixed asset impairment charges totaled $33.7 million.
During 2020, the Drilling Services reporting unit recognized a non-cash impairment charge of $5.2 million to further reduce the carrying value of the business' fixed assets to their estimated realizable value. Additionally, during 2020, the Completion Services reporting unit recognized non-cash impairment charges of $3.6 million to reduce the carrying value of certain facilities to their estimated realizable value and the Downhole Technologies reporting unit recognized a non-cash impairment charge of $1.6 million to reduce the carrying value of the business' fixed assets to their estimated realizable value.
During 2018, the Company and its insurance carriers reached a final settlement on flood insurance claims resulting from Hurricane Harvey in 2017. In connection with this settlement, the Company's Offshore/Manufactured Products segment recognized a gain of $3.8 million following the remediation and repair of buildings and equipment. This gain is reported as other operating income in the accompanying consolidated statement of operations for the year ended December 31, 2018.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	2020	2019
Other noncurrent assets:
Deferred compensation plan	$22,801	$22,268
Deferred income taxes	1,280	685
Other	5,646	5,748
	$29,727	$28,701

	2020	2019
Accrued liabilities:
Accrued compensation	$18,463	$27,428
Insurance liabilities	7,694	9,108
Accrued taxes, other than income taxes	7,307	3,424
Accrued interest	2,202	2,387
Accrued commissions	1,416	1,481
Other	7,422	5,012
	$44,504	$48,840
5. Business Acquisitions
GEODynamics Acquisition
On January 12, 2018, the Company acquired GEODynamics for a purchase price consisting of (i) $295.4 million in cash (net of cash acquired), which was funded through borrowings under the Company's Revolving Credit Facility (as defined in Note 7, "Long-term Debt,"), (ii) approximately 8.66 million shares of the Company's common stock (having a market value of $294.9 million as of the closing date of the GEODynamics Acquisition) and (iii) an unsecured $25 million promissory note that bears interest at 2.5% per annum. Under the terms of agreements with the seller in the GEODynamics Acquisition (the "Seller"), the Company believes it is entitled to indemnification in respect of certain matters occurring prior to the GEODynamics Acquisition and payments due under the promissory note are subject to set-off, in part or in full, in respect of such indemnified matters. As a result of certain indemnity claims pending against the Seller, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.1 million as of December 31, 2020, which is its current best estimate of what is owed after set-off for indemnification matters. See Note 14, "Commitments and Contingencies."
GEODynamics' results of operations (reported as the Downhole Technologies segment) have been included in the Company's consolidated financial statements subsequent to the closing of the GEODynamics Acquisition on January 12, 2018.
Falcon Acquisition
On February 28, 2018, the Company acquired Falcon, a full-service provider of flowback and well testing services for the separation and recovery of fluids, solid debris and proppant used during hydraulic fracturing operations. The purchase price was $84.2 million (net of cash acquired). Under the terms of the purchase agreement, the Company is entitled to indemnification in respect of certain matters occurring prior to the acquisition. Falcon's results of operations have been included in the Company's consolidated financial statements and have been reported within the Completion Services business subsequent to the closing of the acquisition on February 28, 2018.
During the year ended December 31, 2018, the Company expensed $3.6 million in transaction-related costs incurred in connection with the acquisitions of GEODynamics and Falcon, which are included within selling, general and administrative expense and within other operating income, net.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Well Site Services			Downhole Technologies	Offshore / Manufactured Products	Total
	Completion Services	Drilling Services	Subtotal
Balance as of December 31, 2018
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,462	$764,313
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	—	—	(117,295)
	127,054	—	127,054	357,502	162,462	647,018
Goodwill impairment (December 2019)	—	—	—	(165,000)	—	(165,000)
Foreign currency translation	—	—	—	—	288	288
Balance as of December 31, 2019	$127,054	$—	$127,054	$192,502	$162,750	$482,306

Balance as of December 31, 2019
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,750	$764,601
Accumulated impairment losses	(94,528)	(22,767)	(117,295)	(165,000)	—	(282,295)
	127,054	—	127,054	192,502	162,750	482,306
Goodwill impairments (March 2020)	(127,054)	—	(127,054)	(192,502)	(86,500)	(406,056)
Foreign currency translation	—	—	—	—	239	239
Balance as of December 31, 2020	$—	$—	$—	$—	$76,489	$76,489

Balance as of December 31, 2020
Goodwill	$221,582	$22,767	$244,349	$357,502	$162,989	$764,840
Accumulated impairment losses	(221,582)	(22,767)	(244,349)	(357,502)	(86,500)	(688,351)
	$—	$—	$—	$—	$76,489	$76,489
As further discussed in Note 2, "Significant Accounting Policies," goodwill is allocated to each reporting unit based on acquisitions made by the Company and is assessed for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable.
December 2019 Impairment
The Company had three reporting units – Completion Services, Downhole Technologies and Offshore/Manufactured Products – whose goodwill balances totaled approximately $647 million as of September 30, 2019.
During the fourth quarter of 2019, U.S. land-based completion activity declined significantly from levels experienced over the previous three quarters. Additionally, a number of other market indicators declined to levels not experienced in recent years. Consistent with most other oilfield service industry peers, the Company's stock price declined and its market capitalization was below the carrying value of stockholders' equity. Given these market conditions, the Company reduced its near-term demand outlook for its short-cycle products and services in the U.S. shale play regions. This refined outlook was incorporated in the December 1, 2019 annual impairment assessment.
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
Significant assumptions used in the income approach include, among others, the estimated future net annual cash flows and discount rates for each reporting unit. Management selected estimates used in the discounted cash flow projections using historical data as well as then-current and anticipated market conditions and estimated growth rates. These estimates were based upon assumptions that considered published industry trends and market forecasts of commodity prices, rig count, well count and offshore/onshore drilling and completion spending, and were believed to be reasonable at the time.
Based on this quantitative assessment, the Company concluded that the goodwill amount recorded in its Downhole Technologies reporting unit was partially impaired and recognized a non-cash goodwill impairment charge of $165.0 million in the fourth quarter of 2019.
The discount rates used to value the Company's reporting units as of December 1, 2019 ranged between 12.5% and 13.0%. Holding all other assumptions and inputs used in each of the respective discounted cash flow analysis constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $28 million.
March 2020 Impairments
Given the significance of the March 2020 events described in Note 3, "Asset Impairments and Other Charges," the Company performed a quantitative assessment of goodwill for further impairment as of March 31, 2020. This interim assessment indicated that the fair value of each of the reporting units was less than their respective carrying amounts due to, among other factors, the significant decline in the Company's stock price and that of its peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in the Company's March 31, 2020 assessment from the assessment performed as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
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
Significant assumptions and estimates used in the income approach include, among others, estimated future net annual cash flows and discount rates for each reporting unit, current and anticipated market conditions, estimated growth rates and historical data. These estimates relied upon significant management judgment, particularly given the uncertainties regarding the COVID-19 pandemic and its impact on activity levels and commodity prices as well as future global economic growth.
Based on this quantitative assessment as of March 31, 2020, the Company concluded that goodwill recorded in the Completion Services and Downhole Technologies businesses was fully impaired while goodwill recorded in the Offshore/Manufactured Products business was partially impaired. The Company therefore recognized non-cash goodwill impairment charges totaling $406.1 million in the first quarter of 2020, as presented in further detail in the table above.
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
December 2020 Assessment
As of December 1, 2020, the Company had only one reporting unit – Offshore/Manufactured Products – with a goodwill balance of $76 million. The Company performed its annual quantitative assessment of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount and no additional provision for impairment was required. The fair value of the Offshore/Manufactured Products reporting unit was determined using significant unobservable inputs (a Level 3 fair value measurement).

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The valuation techniques used in the December 1, 2020 assessment were consistent with those used during the March 31, 2020 assessment. The discount rate used to value the Offshore/Manufactured Products reporting unit as of December 1, 2020 was approximately 15%. The estimated returns required by market participants decreased in the Company's December 1, 2020 assessment from the assessment as of March 31, 2020, resulting in lower discount rate used in the discounted cash flow analysis. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 100 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would not result in a goodwill impairment.
The March 2020 and December 2019 impairment charges did not impact the Company's liquidity position, debt covenants or cash flows.
Other Intangible Assets
The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2020 and 2019 (in thousands):

	2020			2019
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$168,288	$55,380	$112,908	$168,278	$44,296	$123,982
Patents/Technology/Know-how	75,920	26,124	49,796	85,919	30,791	55,128
Noncompete agreements	16,044	14,742	1,302	17,125	11,061	6,064
Tradenames and other	53,708	11,965	41,743	53,708	8,791	44,917
Total other intangible assets	$313,960	$108,211	$205,749	$325,030	$94,939	$230,091
Amortization expense was $24.9 million, $26.8 million and $26.3 million in the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average remaining amortization period for all intangible assets, other than goodwill, was 12.4 years as of December 31, 2020 and 12.9 years as of December 31, 2019. Amortization expense is expected to total $20.6 million in 2021, $19.8 million in 2022, $16.8 million in 2023, $16.7 million in 2024 and $16.6 million in 2025.
As of December 31, 2020 and 2019, no provisions for impairment of other intangible assets were required.
7. Long-term Debt
As of December 31, 2020 and 2019, long-term debt consisted of the following (in thousands):

	2020	2019
Revolving credit facility(1)	$18,408	$50,534
1.50% convertible senior notes due February 2023(2)	143,242	167,594
Promissory note	17,095	25,000
Other debt and finance lease obligations	4,792	5,041
Total debt	183,537	248,169
Less: Current portion	(17,778)	(25,617)
Total long-term debt	$165,759	$222,552
____________________
(1)Presented net of $0.6 million and $1.4 million of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.
(2)The outstanding principal amount of the 1.50% convertible senior notes was $157.4 million and $192.3 million as of December 31, 2020 and 2019, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Scheduled maturities of total debt as of December 31, 2020, are as follows (in thousands):

2021	$17,778
2022	19,126
2023	143,744
2024	485
2025	512
Thereafter	1,892
$183,537
Asset-based Revolving Credit Facility
On February 10, 2021, the Company entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (the "Asset-based Revolving Credit Facility") under which credit availability is subject to a borrowing base calculation. Concurrent with entering into this facility, the Amended Credit Agreement (further discussed below) was terminated.
The Asset-based Revolving Credit Facility is governed by a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "Asset-based Credit Agreement"). The Asset-based Credit Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the unsecured promissory note to the Seller).
The Asset-based Credit Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and provides for a $50.0 million sub-limit for the issuance of letters of credit. Borrowings under the Asset-based Credit Agreement are secured by a pledge of substantially all of the Company's domestic assets and the stock of certain foreign subsidiaries.
Borrowings under the Asset-based Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.75% to 3.25% and subject to a LIBOR floor rate of 0.50%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. The Company must also quarterly pay a commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the Asset-based Credit Agreement.
The Asset-based Credit Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The Asset-based Credit Agreement contains customary default provisions, which, if triggered, could result in acceleration of all amounts then outstanding. The Asset-based Credit Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time in the event that availability under the Asset-based Credit Agreement is less than the greater of 15% of the borrowing base and $14.1 million or if an event of default has occurred and is continuing.
Revolving Credit Facility
Until its termination on February 10, 2021, the Company's former senior secured revolving credit facility, (the "Revolving Credit Facility") was governed by an amended and restated credit agreement with Wells Fargo Bank, N.A., as administrative agent for the lenders party thereto and collateral agent for the secured parties thereunder, and the lenders and other financial institutions from time to time party thereto, dated as of January 30, 2018, as amended and restated (the "Credit Agreement"), which was scheduled to mature on January 30, 2022. The Credit Agreement governed the Company's Revolving Credit Facility. Prior to June 17, 2020, the Revolving Credit Facility provided for $350 million in lender commitments including $50 million available for the issuance of letters of credit.
On June 17, 2020, the Company entered into an omnibus amendment to the Credit Agreement (as amended, the "Amended Credit Agreement"). Lender commitments under the Amended Credit Agreement were reduced to $200.0 million in exchange for the suspension of the financial covenants described below from July 1, 2020 through March 30, 2021. During the financial covenant suspension period, borrowing availability under the Revolving Credit Facility (as amended, the "Amended Revolving Credit Facility") was limited to 85% of the lesser of (i) $200.0 million or (ii) a borrowing base, calculated monthly, equal to the

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
sum of 70% of the consolidated net book value of eligible receivables and 20% of the consolidated net book value of eligible inventory (the "Borrowing Base").
As of December 31, 2020, the Company had $19.0 million of borrowings outstanding under the Credit Agreement and $29.2 million of outstanding letters of credit. The total amount available to be drawn as of January 1, 2021 was $69.3 million, calculated based on 85% of the Borrowing Base less outstanding borrowings and letters of credit.
Prior to June 17, 2020, amounts outstanding under the Revolving Credit Facility accrued interest at LIBOR plus a margin of 1.75% to 3.00%, or at a base rate plus a margin of 0.75% to 2.00%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA (as defined in the Credit Agreement). The Company was also required to pay a quarterly commitment fee of 0.25% to 0.50%, based on the Company's ratio of total net funded debt to consolidated EBITDA, on the unused commitments under the Credit Agreement. Effective June 17, 2020, borrowings outstanding under the Amended Revolving Credit Facility accrued interest at LIBOR plus a margin of 2.50% to 3.75%, or at a base rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of the Company's total net funded debt to consolidated EBITDA. The Company also paid a quarterly commitment fee of 0.50%, based on unused commitments under the Amended Credit Agreement. The Company expensed $0.5 million of previously deferred financing costs in 2020, which is included in interest expense, net, as a result of the amendment of the Credit Agreement.
As of December 31, 2020, the Company was in compliance with its debt covenants under the Amended Credit Agreement.
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
During 2020, the Company purchased $34.9 million principal amount of the outstanding Notes for $20.1 million in cash. The net carrying amount of the liability component of these Notes totaled $30.8 million. In connection with extinguishment of these Notes, the Company recognized non-cash gains totaling $10.7 million during 2020, which is included within other income, net. During 2019, the Company repurchased $7.8 million principal amount of the outstanding Notes for $6.7 million in cash, which approximated the net carrying amount of the related liability.
The initial carrying amount of the Notes recorded in the Company's consolidated balance sheet was less than the $200 million in principal amount of the Notes, in accordance with then-applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that does not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, to be amortized as interest expense over the term of the Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, the interest expense the Company recognized related to the Notes for accounting purposes was based on an effective interest rate of approximately 6%, which is greater than the cash interest payments the Company is obligated to pay on the Notes. Interest expense associated with the Notes for the years ended December 31, 2020, 2019 and 2018 was $9.3 million, $10.2 million and $9.0 million, respectively, while the related contractual cash interest expense totaled $2.6 million, $3.0 million and $2.8 million, respectively.
The following table presents the carrying amounts of the Notes in the Company's consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Principal amount of the liability component	$157,369	$192,250
Less: Unamortized discount	12,308	21,544
Less: Unamortized issuance costs	1,819	3,112
Net carrying amount of the liability component	$143,242	$167,594

Net carrying amount of the equity component	$25,683	$25,683
See Note 2, "Summary of Significant Accounting Policies," for discussion of the recent revision to accounting guidance for convertible instruments, which changed the Company's method of accounting for the Notes upon its adoption of the standard effective January 1, 2021.

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
If specified change in control events involving the Company as defined in the Indenture occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Additionally, the Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of December 31, 2020, none of the conditions allowing holders of the Notes to convert, or requiring the Company to repurchase the Notes, had been met.
Promissory Note
In connection with the GEODynamics Acquisition, the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. The Company believes that payments due under the promissory note are subject to set-off, in full or in part, against certain claims related to matters occurring prior to the GEODynamics Acquisition. The Company has provided notice to and asserted indemnification claims against the Seller, and the Seller has filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. The Company has incurred settlement costs and expenses of $7.9 million related to such indemnification claims, and believes that the maturity date of the note is extended until the resolution of these claims and expects that the amount ultimately paid in respect of such note will be reduced as a result of the indemnification claims. Accordingly, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.1 million as of December 31, 2020, which is its current best estimate of what is owed after set-off for indemnification matters. See Note 14, "Commitments and Contingencies."

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
8. Operating Leases
Operating Lease Assets
The following table presents the carry value of operating lease assets in the Company's consolidated sheets (in thousands):

	2020	2019
Operating lease assets, net	$33,140	$43,616
Operating lease asset additions are offset by a corresponding increase to operating lease liabilities and do not impact the consolidated statement of cash flows at commencement. The non-cash effect of operating lease additions in 2020 and 2019 totaled $1.9 million and $53.7 million (inclusive of $47.7 million recognized in 2019 upon adoption of the revised lease accounting guidance), respectively.
Operating lease expense was $16.6 million, $17.9 million and $14.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Operating lease expense components:
Leases with initial term of greater than 12 months	$12,564	$11,972
Leases with initial term of 12 months or less	4,024	5,906
Total operating lease expense	$16,588	$17,878
During 2020, the Downhole Technologies segment made decisions to close certain lease facilities in connection with restructuring activities and recognized a non-cash impairment charge of $2.0 million to reduce the carrying value of the related operating lease assets to their estimated realizable value.
Operating Lease Liabilities
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2020 (in thousands):

2021	$9,293
2022	6,534
2023	5,204
2024	4,562
2025	4,461
Thereafter	13,787
Total lease payments	43,841
Less: Imputed interest	(7,055)
Present value of operating lease liabilities	36,786
Less: Current portion	(7,620)
Total long-term operating lease liabilities	$29,166

Weighted-average remaining lease term (years)	6.8
Weighted-average discount rate	5.0%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
9. Income Taxes
Consolidated loss before income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	2020	2019	2018
United States	$(534,452)	$(254,291)	$(29,424)
Foreign	123	13,564	7,692
Total	$(534,329)	$(240,727)	$(21,732)
The 2020 and 2019 U.S. losses before income taxes included non-cash goodwill impairment charges of $406.1 million and $165.0 million, respectively, and non-cash fixed asset and lease impairment charges of $12.4 million and $33.7 million, respectively. Regarding the goodwill impairment charges recognized in 2020 and 2019, approximately $313.1 million and $165.0 million, respectively, were not deductible for income tax purposes.
Components of income tax benefit for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	2020	2019	2018
Current:
United States	$(44,399)	$300	$(5,549)
U.S. state	235	292	1,534
Foreign	2,622	5,958	4,877
	(41,542)	6,550	862
Deferred:
United States	(20,913)	(13,972)	(2,592)
U.S. state	(1,798)	(473)	(95)
Foreign	(1,693)	(1,024)	(802)
	(24,404)	(15,469)	(3,489)
Total income tax benefit	$(65,946)	$(8,919)	$(2,627)
A reconciliation of the U.S. statutory tax benefit rate to the effective tax benefit rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
U.S. statutory tax benefit rate	(21.0)%	(21.0)%	(21.0)%
Impairments of goodwill	12.3	14.4	—
Effect of CARES Act	(3.1)	—	—
Effect of Tax Reform Legislation	—	—	(26.1)
Valuation allowance against tax assets	0.3	0.8	14.0
Non-deductible compensation	0.1	0.3	5.7
Other non-deductible expenses	0.1	0.2	12.6
Effect of foreign income taxed at different rates	0.1	0.7	0.5
State income taxes, net of federal benefits	(1.1)	(0.4)	(0.3)
Other, net	—	1.3	2.5
Effective tax benefit rate	(12.3)%	(3.7)%	(12.1)%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Foreign tax credit carryforwards	$20,870	$20,360
Net operating loss carryforwards	37,838	54,772
Employee benefits	7,353	10,778
Inventory	9,696	7,725
Operating lease liabilities	6,697	8,171
Other	7,649	4,562
Gross deferred tax asset	90,103	106,368
Valuation allowance	(35,497)	(35,828)
Net deferred tax asset	54,606	70,540
Deferred tax liabilities:
Tax over book depreciation	(27,613)	(36,387)
Intangible assets	(30,392)	(56,867)
Convertible senior notes discount	(2,790)	(4,964)
Operating lease assets	(5,884)	(8,047)
Other	(910)	(1,669)
Deferred tax liability	(67,589)	(107,934)
Net deferred tax liability	$(12,983)	$(37,394)

	2020	2019
Balance sheet classification:
Other non-current assets	$1,280	$685
Deferred tax liability	(14,263)	(38,079)
Net deferred tax liability	$(12,983)	$(37,394)
On March 27, 2020, the CARES Act was signed into law. In accordance with the rules and provisions under the CARES Act, the Company has filed carryback claims regarding U.S. net operating losses generated in 2018 and 2019. Prior to the enactment of the CARES Act, such tax losses could only be carried forward. The Company recognized a discrete tax benefit of $16.4 million and received cash of $41.3 million related to these CARES Act carryback claims in 2020.
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
The Company had $74.6 million of U.S. federal NOL carryforwards as of December 31, 2020, which can be carried forward indefinitely. Approximately $37.6 million of the U.S. federal NOL carryforwards are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. The Company's U.S. state NOL carryforwards as of December 31, 2020 totaled $171.8 million, of which $13.9 million are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. As of December 31, 2020, the Company had NOL carryforwards related to certain of its international operations totaling $35.0 million, of which $14.1 million can be carried forward indefinitely. As of December 31, 2020 and 2019, the Company had recorded valuation allowances of $18.4 million and $15.5 million, respectively, with respect to foreign and U.S. state NOL carryforwards.
As of December 31, 2020, the Company's foreign tax credit carryforwards totaled $20.9 million. These foreign tax credits will expire in varying amounts from 2022 to 2029. As of December 31, 2020 and 2019, the Company had recorded valuation allowances of $17.1 million and $20.4 million, respectively, with respect to foreign tax credit carryforwards.

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
The total amount of unrecognized tax benefits as of December 31, 2020 and 2019 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company's provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest expense or penalties.
10. Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to changes in the number of shares of common stock, $0.01 par value, issued, held in treasury and outstanding during 2020 and 2019 (in thousands).

	Issued	Treasury Stock	Outstanding
Shares of common stock - December 31, 2018	71,754	11,784	59,970
Restricted stock awards, net of forfeitures	792	—	792
Shares withheld for taxes on vesting of restricted stock awards	—	210	(210)
Purchase of treasury stock	—	51	(51)
Shares of common stock - December 31, 2019	72,546	12,045	60,501
Restricted stock awards, net of forfeitures	743	—	743
Shares withheld for taxes on vesting of restricted stock awards	—	239	(239)
Shares of common stock - December 31, 2020	73,289	12,284	61,005
As of December 31, 2020 and 2019, the Company had 25 million shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
The Company maintained a share repurchase program, which was allowed to expire on July 29, 2020. During 2020, there were no repurchases of common stock under the program. During 2019, the Company repurchased 51 thousand shares of common stock at a total cost of $0.8 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss increased from $67.7 million at December 31, 2019 to $71.4 million at December 31, 2020, due primarily to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain international operations. For 2020 and 2019, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the year ended December 31, 2020, the exchange rate of the British pound strengthened by 3% compared to the U.S. dollar while the Brazilian real weakened by 23% compared to the U.S. dollar, contributing to other comprehensive loss of $3.6 million. During the year ended December 31, 2019, the exchange rate of the British pound strengthened by 4% compared to the U.S. dollar while the Brazilian real weakened by 4% compared to the U.S. dollar during the same period, contributing to other comprehensive loss of $3.7 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
11. Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	2020	2019	2018
Numerators:
Net loss	$(468,383)	$(231,808)	$(19,105)
Less: Income attributable to unvested restricted stock awards	—	—	—
Numerator for basic net loss per share	(468,383)	(231,808)	(19,105)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—
Numerator for diluted net loss per share	$(468,383)	$(231,808)	$(19,105)

Denominators:
Weighted average number of common shares outstanding	60,953	60,424	59,680
Less: Weighted average number of unvested restricted stock awards outstanding	(1,141)	(1,045)	(968)
Denominator for basic and diluted net loss per share	59,812	59,379	58,712

Net loss per share:
Basic	$(7.83)	$(3.90)	$(0.33)
Diluted	(7.83)	(3.90)	(0.33)
The calculation of diluted net loss per share for the years ended December 31, 2020, 2019 and 2018 excluded 582 thousand shares, 659 thousand shares and 696 thousand shares, respectively, issuable pursuant to outstanding stock options and restricted stock awards, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 1.50% convertible senior notes were excluded for the years ended December 31, 2020, 2019 and 2018, due to their antidilutive effect.
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
Stock-based compensation pre-tax expense recognized in the years ended December 31, 2020, 2019 and 2018 totaled $8.4 million, $16.8 million and $22.6 million, respectively.
Restricted Stock Awards
The restricted stock program consists of a combination of service-based restricted stock and performance-based restricted stock. The number of performance-based restricted shares ultimately issued under the program is dependent upon achievement of predefined specific performance objectives generally measured over a three-year period. The performance objectives for performance-based stock units granted during 2020, 2019 and 2018 are based on the Company's EBITDA growth rate over a three-year period.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
The following table presents changes in restricted stock awards and related information for the year ended December 31, 2020 (shares in thousands):

	Service-based Restricted Stock		Performance-based Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares
Unvested, December 31, 2019	1,064	$22.84	248		1,312
Granted	687	10.01	180	$11.15	867
Performance adjustment(1)	—	—	23		23
Vested	(595)	24.44	(125)	62.66	(720)
Forfeited	(69)	19.42	(17)	11.15	(85)
Unvested, December 31, 2020	1,087	14.07	310		1,397
____________________
(1)Reflects an adjustment to the number of shares to be issued upon vesting of the 2018 performance-based awards.
The total fair value of restricted stock awards that vested in 2020, 2019 and 2018 was $14.5 million, $18.2 million and $19.4 million, respectively. As of December 31, 2020, there was $8.6 million of total compensation costs related to unvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.5 years.
As of December 31, 2020, approximately 1.0 million shares were available for future grant under the Oil States International, Inc. 2018 Equity Participation Plan.
Stock Options
The Company has not awarded stock options since 2015. The fair value of historical option grants were estimated on the date of grant using a Black Scholes Merton option pricing model. No options were exercised in 2020, 2019 or 2018. The following table presents the changes in stock options outstanding (all exercisable) and related information for the year ended December 31, 2020 (shares in thousands):

	Options	Weighted Average Exercise Price(1)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding Options, December 31, 2019	636	$48.81	3.0	$—
Forfeited/Expired	(105)	49.52
Outstanding Options, December 31, 2020	530	48.67	2.3	—
____________________
(1)Exercise prices ranged from $41.60 to $58.54 as of December 31, 2020.
Long-Term Cash Incentive Awards
During 2020 and 2019, the Company issued conditional long-term cash incentive awards ("Cash Awards") of approximately $2.0 million and $1.4 million, respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $4.0 million for the 2020 Cash Award and from zero to a maximum of $2.7 million for the 2019 Cash Award. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2020 and 2019 Cash Awards is limited to their targeted award value ($2.0 million and $1.4 million, respectively) if the Company's total stockholder return is negative over the performance period. The obligation related to the Cash Awards is classified as a liability and recognized over the vesting period.
Deferred Compensation Plan
The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") that permits eligible employees and directors to elect to defer the receipt of all or a portion of their directors' fees and/or salary and annual bonuses. Employee contributions to the Deferred Compensation Plan are matched by the Company at the same percentage as if the employee was a participant in the Company's 401(k) Retirement Plan and was not subject to the IRS limitations on match-eligible compensation. In the second quarter of 2020, the Company suspended matching contributions to the Deferred Compensation Plan in response to the significant decline in activity levels due to the COVID-19 pandemic. The Deferred Compensation Plan also permits the Company to make discretionary contributions to any employee's account, although none have been made to date. Directors' contributions are not matched by the Company. Since inception of the plan, this

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
discretionary contribution provision has been limited to a matching of the participants' contributions on a basis equivalent to matching permitted under the Company's 401(k) Retirement Savings Plan. The vesting of contributions to the participants' accounts is also equivalent to the vesting requirements of the Company's 401(k) Retirement Savings Plan. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the "Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the Plan Administrator to invest the assets in their individual accounts, including any discretionary contributions by the Company, in over 30 preapproved mutual funds held by the Trust which cover a variety of securities and mutual funds. In addition, participants currently have the right to request that the Plan Administrator re-allocate the portfolio of investments (i.e. cash or mutual funds) in the participants' individual accounts within the Trust. Company contributions are in the form of cash. Distributions from the plan are generally made upon the participants' termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the Deferred Compensation Plan in cash. As of December 31, 2020, Trust assets totaled $22.8 million, the majority of which is classified as "Other noncurrent assets" in the Company's consolidated balance sheet. The fair value of the investments was based on quoted market prices in active markets (a Level 1 fair value measurement). Amounts payable to the plan participants as of December 31, 2020, including the fair value of the shares of the Company's common stock that are reflected as treasury stock, was $22.8 million and is classified as "Other noncurrent liabilities" in the Company's consolidated balance sheet. The Company accounts for the Deferred Compensation Plan in accordance with current accounting standards regarding the accounting for deferred compensation arrangements where amounts earned are held in the Trust and invested.
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
13. Retirement Plans
The Company sponsors defined contribution plans. Participation in these plans is available to substantially all employees. The Company recognized expenses of $3.4 million, $9.5 million and $8.6 million, respectively, related to matching contributions under its various defined contribution plans during the years ended December 31, 2020, 2019 and 2018, respectively. In the second quarter of 2020, the Company suspended matching contributions to the Company's 401(k) Retirement Savings Plan in response to the significant decline in activity levels due to the COVID-19 pandemic.
14. Commitments and Contingencies
The impact of the COVID-19 pandemic and related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The most direct and immediate impact that the Company has experienced and expects to continue to experience from the COVID-19 pandemic is decreased demand for its products and services due to lower activity levels by its customers resulting from the precipitous decline in crude oil prices. The overall impact of the pandemic and oil price collapse on the Company and its customers will depend on numerous factors, many of which are beyond management's control and knowledge. In response to public health concerns related to COVID-19, many federal, state, local and other authorities around the world have imposed mandatory regulations directing individuals to stay at home and have limited their ability to travel domestically or internationally. In certain cases, when travel is permitted, a multi-week quarantine period is required before an individual can work in the area. Additionally, rules and regulations regarding employer responsibilities continue to be promulgated. Facility closures, quarantines, travel restrictions, and possible future workforce shortages may, among numerous other impacts, result in delays by the Company in fulfilling its existing contractual obligations to its customers, which could result in adverse financial consequences. Additionally, the Company procures a variety of raw materials and component products, including steel, in the manufacture of its products from companies which may be impacted by similar challenges. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets remains uncertain.
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially be subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company believes that the Seller is required to indemnify and hold the Company harmless against the amount of this and other

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
settlements and related costs of $7.9 million, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company believes that its agreements with the Seller allow it to set-off such amounts against payments due under the $25.0 million promissory note and that, because the Company has asserted indemnification claims, the maturity date of the note is extended until the resolution of such claims. Accordingly, the Company has reduced the carrying amount of such note in its consolidated balance sheet to $17.1 million as of December 31, 2020, which is the Company's current best estimate of what is owed after set-off for indemnification matters.
In August 2020, the Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries in federal court alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. Additionally, the Seller alleged that it was entitled to approximately $19 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled in state court. The Company denies the validity of these breach of contract claims and plans to vigorously defend against this lawsuit.
The Company is a party to various other pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of the Company's products or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses the Company has sold. In certain cases, the Company is entitled to indemnification from the sellers of businesses and, in other cases, the Company has indemnified the buyers of businesses. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
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
The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services. The segment provides solutions to its customers using its completion tools, drilling rigs and highly-trained personnel throughout its service offerings which include wireline support, frac stacks, isolation tools, extended reach tools, ball launchers, well testing and flowback operations, thru tubing activity, sand control and land drilling. Separate business lines within the Well Site Services segment have been disclosed to provide additional detail with respect to its operations.
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
Financial information by business segment for each of the three years ended December 31, 2020, 2019 and 2018, is summarized in the following table (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2020
Well Site Services -
Completion Services(1)	$191,529	$52,922	$(187,869)	$6,823	$241,038
Drilling Services(2)	8,310	318	(5,519)	114	3,894
Total Well Site Services	199,839	53,240	(193,388)	6,937	244,932
Downhole Technologies(3)	97,936	22,649	(224,414)	3,230	280,096
Offshore/Manufactured Products(4)	340,300	21,881	(80,794)	2,913	547,962
Corporate	—	773	(35,744)	(331)	79,270
Total	$638,075	$98,543	$(534,340)	$12,749	$1,152,260

2019
Well Site Services -
Completion Services	$390,748	$68,440	$(11,621)	$30,806	$459,078
Drilling Services(5)	41,346	9,973	(43,419)	2,664	19,171
Total Well Site Services	432,094	78,413	(55,040)	33,470	478,249
Downhole Technologies(6)	182,314	21,247	(164,008)	13,808	529,677
Offshore/Manufactured Products	402,946	22,842	36,022	7,692	677,036
Corporate	—	817	(45,154)	1,146	42,905
Total	$1,017,354	$123,319	$(228,180)	$56,116	$1,727,867

2018
Well Site Services -
Completion Services	$411,019	$66,415	$(7,647)	$50,423	$523,235
Drilling Services	69,235	14,354	(9,363)	6,591	64,661
Total Well Site Services	480,254	80,769	(17,010)	57,014	587,896
Downhole Technologies	213,813	18,649	26,705	16,167	691,874
Offshore/Manufactured Products	394,066	23,207	38,914	13,797	683,285
Corporate	—	905	(54,485)	1,046	40,766
Total	$1,088,133	$123,530	$(5,876)	$88,024	$2,003,821
___________
(1)Operating loss in 2020 included a non-cash inventory impairment charge of $9.0 million and a non-cash goodwill impairment charge of $127.1 million to reduce the carrying value of the Completion Services reporting unit to its estimated fair value and non-cash fixed asset impairment charges of $3.6 million to reduce the carrying value of certain of the unit's facilities to their estimated realizable value.
(2)Operating loss in 2020 included a non-cash fixed asset impairment charge of $5.2 million to further reduce the carrying value of the Drilling Services business's fixed assets to their estimated realizable value.
(3)Operating loss in 2020 included a non-cash inventory impairment charge of $5.9 million, non-cash fixed and operating lease impairment charges of $3.6 million to reduce the carrying of these assets to their estimated realizable value and a non-cash goodwill impairment charge of $192.5 million to reduce the carrying value of the Downhole Technologies reporting unit to its estimated fair value.
(4)Operating loss in 2020 included a non-cash inventory impairment charge of $16.2 million and a non-cash goodwill impairment charge of $86.5 million to reduce the carrying value of the Offshore/Manufactured Products reporting unit to its estimated fair value.
(5)In late 2019, the Company reduced the scope of its Drilling Services business (adjusting from 34 rigs to 9 rigs) due to weakness in customer demand for vertical drilling rigs in the U.S. land market. Operating loss for the Drilling Services business included a non-cash fixed asset impairment charge of $33.7 million.
(6)Operating loss in 2019 for the Downhole Technologies segment included a non-cash goodwill impairment charge of $165.0 million.
See Note 3, "Asset Impairments and Other Charges," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, “Goodwill and Other Intangible Assets,” and Note 8, "Operating Leases," for further discussion of these and other charges.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
No customer individually accounted for greater than 10% of the Company's 2020 or 2019 consolidated revenues or individually accounted for greater than 10% of the Company's consolidated accounts receivable at December 31, 2020. One customer accounted for 10% of the Company's 2018 consolidated revenues.
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
The following table provides supplemental disaggregated revenue from contracts with customers by business segment for the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	Well Site Services			Downhole Technologies			Offshore/Manufactured Products
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Major revenue categories -
Project-driven products	$—	$—	$—	$—	$—	$—	$165,497	$159,205	$120,894
Short-cycle:
Completion products and services	191,529	390,748	411,019	97,936	182,314	213,813	26,148	95,806	116,383
Drilling services	8,310	41,346	69,235	—	—	—	—	—	—
Other products	—	—	—	—	—	—	21,994	27,416	27,984
Total short-cycle	199,839	432,094	480,254	97,936	182,314	213,813	48,142	123,222	144,367
Other products and services	—	—	—	—	—	—	126,661	120,519	128,805
	$199,839	$432,094	$480,254	$97,936	$182,314	$213,813	$340,300	$402,946	$394,066
Financial information by geographic location for each of the three years ended December 31, 2020, 2019 and 2018, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2020
Revenues from unaffiliated customers	$463,382	$76,808	$57,513	$40,372	$638,075
Long-lived assets	554,926	78,622	16,509	48,883	698,940
2019
Revenues from unaffiliated customers	$831,317	$70,641	$56,170	$59,226	$1,017,354
Long-lived assets	1,046,250	81,855	18,260	69,372	1,215,737
2018
Revenues from unaffiliated customers	$930,151	$64,564	$37,938	$55,480	$1,088,133
Long-lived assets	1,278,504	74,394	19,116	70,732	1,442,746

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
16. Related Party Transactions
GEODynamics historically leased certain land and facilities from an equity holder and former employee of the Company, following the GEODynamics Acquisition. In connection with the GEODynamics Acquisition, the Company assumed these leases. The Company exercised its option to purchase the most significant leased facility and associated land for approximately $5.4 million in September 2018. Rent expense related to leases with this former employee for the years ended December 31, 2020, 2019 and 2018 totaled $44 thousand, $157 thousand and $330 thousand, respectively.
Additionally, in 2020 and 2019, GEODynamics purchased products from and sold products to a company in which this former employee is an investor. In 2020, sales to this company were $1.8 million. In 2019, sales to this company were $1.4 million and purchases from this company were $1.3 million.
17. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net(1)	Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts receivable	$8,745	$3,409	$(5,049)	$1,199	$8,304
Allowance for excess or obsolete inventory	19,031	32,974	(11,719)	445	40,731
Valuation allowance on deferred tax assets	35,828	1,890	—	(2,221)	35,497
Year Ended December 31, 2019:
Allowance for doubtful accounts receivable	$6,701	$2,776	$(819)	$87	$8,745
Allowance for excess or obsolete inventory	18,551	3,040	(2,644)	84	19,031
Valuation allowance on deferred tax assets	33,762	2,558	—	(492)	35,828
Year Ended December 31, 2018:
Allowance for doubtful accounts receivable	$7,316	$1,520	$(887)	$(1,248)	$6,701
Allowance for excess or obsolete inventory	15,649	2,683	(2,917)	3,136	18,551
Valuation allowance on deferred tax assets	37,904	(4,124)	—	(18)	33,762
____________________
(1)For the year ended December 31, 2018, amount presented within allowance for doubtful accounts receivables and excess or obsolete inventory included $0.6 million and $3.3 million, respectively, related to the acquired GEODynamics operations.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
18. Quarterly Financial Information (Unaudited)
The following table summarizes quarterly financial information for 2020 and 2019 (in thousands, except per share amounts):

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
2020
Revenues	$219,694	$146,245	$134,759	$137,377
Gross profit(5)	(4,156)	(6,301)	(9,885)	(1,159)
Net loss	(405,041)	(24,626)	(19,969)	(18,747)
Basic and diluted net loss per share	(6.79)	(0.41)	(0.33)	(0.31)
2019
Revenues	$250,611	$264,685	$263,697	$238,361
Gross profit(5)	19,452	24,872	31,431	16,508
Net loss	(14,648)	(9,740)	(31,868)	(175,552)
Basic and diluted net loss per share	(0.25)	(0.16)	(0.54)	(2.95)
____________________
(1)During the first quarter of 2020, the Company recognized non-cash goodwill impairment charges of $406.1 million (pre-tax), a non-cash fixed asset impairment charge of $5.2 million (pre-tax), non-cash inventory charges of $25.2 million (pre-tax) and severance and restructuring charges of $0.7 million (pre-tax). During the first quarter of 2019, the Company recognized $1.0 million (pre-tax) of severance and restructuring charges.
(2)During the second quarter of 2020, the Company recognized a non-cash fixed asset impairment charge of $3.0 million (pre-tax) and severance and restructuring charges of $5.4 million (pre-tax). During the second quarter of 2019, the Company recognized $1.3 million (pre-tax) of severance and restructuring charges.
(3)During the third quarter of 2020, the Company recognized a non-cash inventory impairment charge of $5.9 million (pre-tax) and severance charges of $0.3 million (pre-tax). During the third quarter of 2019, the Company recognized a non-cash fixed asset impairment charge of $33.7 million (pre-tax) and $0.7 million (pre-tax) of severance and restructuring charges.
(4)During the fourth quarter of 2020, the Company recognized non-cash fixed asset and lease impairment charges of $4.3 million (pre-tax) and severance and restructuring charges of $2.7 million (pre-tax). During the fourth quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $165.0 million (pre-tax) and $0.6 million (pre-tax) of severance and restructuring charges.
(5)Gross profit is calculated as revenues less costs of products and services and segment level depreciation and amortization expense. The calculation of gross profit excluded non-cash goodwill and fixed asset impairment charges totaling $411.3 million in the first quarter of 2020, a non-cash fixed asset impairment charge of $3.0 million in the second quarter of 2020 and non-cash fixed asset and lease impairment charges totaling $4.3 million in the fourth quarter of 2020. The calculation of gross profit excluded the $33.7 million non-cash fixed asset impairment charge recognized in the third quarter of 2019 and the $165.0 million non-cash goodwill impairment charge recognized in the fourth quarter of 2019.
Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.