Form 10-Q
period 2021-03-31
OIL STATES INTERNATIONAL, INC
filed 2021-04-29
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 23, 2021, the number of shares of common stock outstanding was 61,281,095.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Products	$61,445	$102,980
Services	64,144	116,714
	125,589	219,694

Costs and expenses:
Product costs	49,463	89,746
Service costs	52,847	107,856
Cost of revenues (exclusive of depreciation and amortization expense presented below)	102,310	197,602
Selling, general and administrative expense	21,225	26,124
Depreciation and amortization expense	21,520	26,409
Impairments of goodwill	—	406,056
Impairments of fixed assets	650	5,198
Other operating (income) expense, net	(354)	107
	145,351	661,496
Operating loss	(19,762)	(441,802)

Interest expense, net	(2,325)	(3,504)
Other income, net	3,960	774
Loss before income taxes	(18,127)	(444,532)
Income tax benefit	2,317	39,491
Net loss	$(15,810)	$(405,041)

Net loss per share:
Basic	$(0.26)	$(6.79)
Diluted	(0.26)	(6.79)

Weighted average number of common shares outstanding:
Basic	60,098	59,654
Diluted	60,098	59,654
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(15,810)	$(405,041)

Other comprehensive loss:
Currency translation adjustments	(1,529)	(14,791)
Comprehensive loss	$(17,339)	$(419,832)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$54,513	$72,011
Accounts receivable, net	173,512	163,135
Inventories, net	174,314	170,376
Prepaid expenses and other current assets	17,167	18,071
Total current assets	419,506	423,593

Property, plant, and equipment, net	365,605	383,562
Operating lease assets, net	32,122	33,140
Goodwill, net	76,550	76,489
Other intangible assets, net	200,685	205,749
Other noncurrent assets	29,951	29,727
Total assets	$1,124,419	$1,152,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$17,789	$17,778
Accounts payable	50,010	46,433
Accrued liabilities	40,552	44,504
Current operating lease liabilities	7,162	7,620
Income taxes payable	2,398	2,413
Deferred revenue	43,207	43,384
Total current liabilities	161,118	162,132

Long-term debt	170,119	165,759
Long-term operating lease liabilities	28,565	29,166
Deferred income taxes	8,882	14,263
Other noncurrent liabilities	23,573	23,309
Total liabilities	392,257	394,629

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,790,059 shares and 73,288,976 shares issued, respectively	738	733
Additional paid-in capital	1,100,077	1,122,945
Retained earnings	329,750	329,327
Accumulated other comprehensive loss	(72,914)	(71,385)
Treasury stock, at cost, 12,508,964 and 12,283,817 shares, respectively	(625,489)	(623,989)
Total stockholders' equity	732,162	757,631
Total liabilities and stockholders' equity	$1,124,419	$1,152,260
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended March 31, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Net loss	—	—	(15,810)	—	—	(15,810)
Currency translation adjustments (excluding intercompany advances)	—	—	—	1,068	—	1,068
Currency translation adjustments on intercompany advances	—	—	—	(2,597)	—	(2,597)
Stock-based compensation expense:
Restricted stock	5	2,815	—	—	—	2,820
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,500)	(1,500)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, March 31, 2021	$738	$1,100,077	$329,750	$(72,914)	$(625,489)	$732,162

Three Months Ended March 31, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
Net loss	—	—	(405,041)	—	—	(405,041)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(8,706)	—	(8,706)
Currency translation adjustments on intercompany advances	—	—	—	(6,085)	—	(6,085)
Stock-based compensation expense:
Restricted stock	6	1,156	—	—	—	1,162
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,665)	(2,665)
Balance, March 31, 2020	$732	$1,115,677	$392,669	$(82,537)	$(623,909)	$802,632
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,810)	$(405,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,520	26,409
Impairments of goodwill	—	406,056
Impairments of inventories	—	25,230
Impairments of fixed assets	650	5,198
Stock-based compensation expense	2,820	1,162
Amortization of debt discount and deferred financing costs	895	1,681
Deferred income tax benefit	(2,710)	(40,832)
Gains on extinguishment of 1.50% convertible senior notes	(3,637)	—
Gains on disposals of assets	(307)	(513)
Other, net	285	771
Changes in operating assets and liabilities:
Accounts receivable	(10,701)	4,617
Inventories	(3,890)	(15,332)
Accounts payable and accrued liabilities	1,648	(8,625)
Income taxes payable	—	(1,100)
Deferred revenue	(206)	3,118
Other operating assets and liabilities, net	1,026	2,650
Net cash flows provided by (used in) operating activities	(8,417)	5,449

Cash flows from investing activities:
Capital expenditures	(4,120)	(5,881)
Proceeds from disposition of property, plant and equipment	1,851	4,092
Other, net	(95)	(256)
Net cash flows used in investing activities	(2,364)	(2,045)

Cash flows from financing activities:
Revolving credit facility borrowings	12,220	72,173
Revolving credit facility repayments	(24,220)	(52,404)
Issuance of 4.75% convertible senior notes	135,000	—
Purchases of 1.50% convertible senior notes	(120,000)	(4,737)
Other debt and finance lease activity, net	(145)	35
Payment of financing costs	(7,961)	—
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,500)	(2,665)
Net cash flows provided by (used in) financing activities	(6,606)	12,402

Effect of exchange rate changes on cash and cash equivalents	(111)	9
Net change in cash and cash equivalents	(17,498)	15,815
Cash and cash equivalents, beginning of period	72,011	8,493
Cash and cash equivalents, end of period	$54,513	$24,308

Cash paid for:
Interest	$1,842	$2,436
Income taxes, net	577	2,499
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
As further discussed in Note 13, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and the first quarter of 2021, the Company recorded asset impairments, severance and facility closure charges in response to these developments as further discussed in Note 3, "Asset Impairments and Other Restructuring Items." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, goodwill and long-lived asset impairments, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, reserves on inventory, allowances for doubtful accounts, settlement of litigation and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity (referred to as "ASU 2020-06"). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as the Company's 1.50% convertible senior notes due 2023 (the "2023 Notes"), be allocated between debt and equity components. As permitted under the standard, the Company adopted the guidance on January 1, 2021, using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and an $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%. As further discussed in Note 6, "Long-term Debt," the Company issued $135 million principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") on March 19, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
3.    Asset Impairments and Other Restructuring Items
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production in an effort to protect market share. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Consistent with oilfield service industry peers, the Company's stock price declined dramatically during the first quarter of 2020, with its market capitalization falling substantially below the carrying value of stockholders' equity.
Demand for most of the Company's products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry, which reached 15-year lows in 2020. The decline in oil prices, coupled with higher crude oil inventory levels in 2020, caused rapid reductions in most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. While crude oil prices have recovered significantly since reaching record low levels in April 2020, with crude oil inventory levels moderating, there remains some uncertainty around the timing of demand recovery to pre-COVID-19 levels. These conditions have and may continue to result in adverse impacts on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and in certain instances, non-payment of amounts owed.
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

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Goodwill	$86,500	$192,502	$127,054	$—	$406,056	$19,600	$386,456
Fixed assets	—	—	5,198	—	5,198	1,092	4,106
Inventories (Note 4)	16,249	—	8,981	—	25,230	4,736	20,494
Severance and restructuring charges	112	—	548	—	660	139	521
During the first quarter of 2021, the Company further reduced its workforce, closed additional facilities in the United States and continued to assess the carrying value of its assets based on the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of fixed assets	$—	$—	$650	$—	$650	$137	$513
Severance and restructuring charges	282	275	1,306	1,555	3,418	717	2,701
Additionally, during the first quarter of 2021, the Company recognized an aggregate $4.8 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") employee retention credit program. The Company continues to evaluate additional benefits potentially available to it under the CARES Act.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Goodwill
Goodwill is allocated to each reporting unit based on acquisitions made by the Company and is assessed for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded. The Company had three reporting units – Offshore/Manufactured Products, Downhole Technologies and Well Site Services – whose goodwill balances totaled $482.3 million as of December 31, 2019. Given the significance of the March 2020 events described above, the Company performed a quantitative assessment of goodwill for impairment as of March 31, 2020. This interim assessment indicated that the fair value of each of the reporting units was less than their respective carrying amounts due to, among other factors, the significant decline in the Company's stock price (and that of its peers) and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in the Company's March 31, 2020 assessment from the assessment performed as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. The fair values of the Company's reporting units were determined using significant unobservable inputs (Level 3 fair value measurements).
Based on this quantitative assessment as of March 31, 2020, the Company concluded that goodwill recorded in the Downhole Technologies and Well Site Services segments was fully impaired while goodwill recorded in the Offshore/Manufactured Products segment was partially impaired. The Company therefore recognized non-cash goodwill impairment charges totaling $406.1 million in the first quarter of 2020, as presented in further detail in the table above.
The Company performed its annual quantitative assessment of goodwill as of December 1, 2020, which indicated that the fair value of the Offshore/Manufactured Products segment was greater than its carrying amount and no additional provision for impairment was required. The Company's remaining goodwill within the segment totaled approximately $76.5 million as of March 31, 2021 and December 31, 2020.
Long-lived Assets
The Company also assesses the carrying value of long-lived assets, including property, plant and equipment, operating lease assets and other intangible assets held by each of its segments (reporting units). As a result of the March 2020 assessment, the Company concluded that certain drilling-related property and equipment held by the Well Site Services segment was impaired and recognized a non-cash fixed asset impairment charge of $5.2 million in the first quarter of 2020.
During the first quarter of 2021, the Well Site Services segment recognized non-cash fixed asset impairment charges of $0.7 million associated with the closure of additional facilities and other management actions.
Should, among other events and circumstances, global economic and industry conditions deteriorate, the COVID-19 pandemic business and market disruptions worsen, the outlook for future operating results and cash flow for any of the Company's reporting units decline, income tax rates increase or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or management implement strategic decisions based on industry conditions, the Company may need to recognize additional impairment losses in future periods.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of March 31, 2021 and December 31, 2020 is presented below (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, net:
Trade	$123,129	$109,294
Unbilled revenue	21,262	23,173
Contract assets	29,975	35,870
Other	7,691	3,102
Total accounts receivable	182,057	171,439
Allowance for doubtful accounts	(8,545)	(8,304)
	$173,512	$163,135

Allowance for doubtful accounts as a percentage of total accounts receivable	5%	5%

	March 31, 2021	December 31, 2020
Deferred revenue (contract liabilities)	$43,207	$43,384
For the three months ended March 31, 2021, the $5.9 million net decrease in contract assets was primarily attributable to $16.8 million transferred to accounts receivable, which was partially offset by $10.9 million in revenue recognized during the period. Deferred revenue (contract liabilities) decreased by $0.2 million in the first quarter of 2021, primarily reflecting the recognition of $3.0 million of revenue that was deferred at the beginning of the period, substantially offset by $2.8 million in new customer billings which were not recognized as revenue during the period.
As of March 31, 2021, accounts receivable, net in the United States and the United Kingdom represented 70% and 18%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of March 31, 2021.
The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Allowance for doubtful accounts – January 1	$8,304	$8,745
Provisions	214	589
Write-offs	(116)	(1,785)
Other	143	1,137
Allowance for doubtful accounts – March 31	$8,545	$8,686

	March 31, 2021	December 31, 2020
Inventories, net:
Finished goods and purchased products	$90,664	$88,634
Work in process	31,222	27,063
Raw materials	92,137	95,410
Total inventories	214,023	211,107
Allowance for excess or obsolete inventory	(39,709)	(40,731)
	$174,314	$170,376
The Company recorded impairment charges totaling $25.2 million in the first quarter of 2020 to reduce the carrying value of inventories to their estimated net realizable value following the March 2020 decline in crude oil prices, which reduced the near-term utility of certain goods within the Offshore/Manufactured Products and Well Site Services segments.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2021	December 31, 2020
Property, plant and equipment, net:
Land	$33,913	$34,968
Buildings and leasehold improvements	264,513	267,072
Machinery and equipment	241,734	239,986
Completion-related rental equipment	505,521	507,755
Office furniture and equipment	32,260	35,767
Vehicles	80,751	81,607
Construction in progress	4,352	7,207
Total property, plant and equipment	1,163,044	1,174,362
Accumulated depreciation	(797,439)	(790,800)
	$365,605	$383,562
For the three months ended March 31, 2021 and 2020, depreciation expense was $16.4 million and $20.1 million, respectively.

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$168,290	$58,158	$110,132	$168,288	$55,380	$112,908
Patents/Technology/Know-how	78,293	28,832	49,461	75,920	26,124	49,796
Noncompete agreements	—	—	—	16,044	14,742	1,302
Tradenames and other	53,708	12,616	41,092	53,708	11,965	41,743
	$300,291	$99,606	$200,685	$313,960	$108,211	$205,749
For the three months ended March 31, 2021 and 2020, amortization expense was $5.2 million and $6.3 million, respectively.

	March 31, 2021	December 31, 2020
Other noncurrent assets:
Deferred compensation plan	$23,053	$22,801
Deferred income taxes	1,359	1,280
Other	5,539	5,646
	$29,951	$29,727

	March 31, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$14,066	$18,463
Insurance liabilities	6,579	7,694
Accrued taxes, other than income taxes	9,685	7,307
Accrued interest	1,788	2,202
Accrued commissions	1,333	1,416
Other	7,101	7,422
	$40,552	$44,504

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
5.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerators:
Net loss	$(15,810)	$(405,041)
Less: Income attributable to unvested restricted stock awards	—	—
Numerator for basic net loss per share	(15,810)	(405,041)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net loss per share	$(15,810)	$(405,041)

Denominators:
Weighted average number of common shares outstanding	61,169	60,770
Less: Weighted average number of unvested restricted stock awards outstanding	(1,071)	(1,116)
Denominator for basic and diluted net loss per share	60,098	59,654

Net loss per share:
Basic	$(0.26)	$(6.79)
Diluted	(0.26)	(6.79)
The calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020 excluded 500 thousand shares and 629 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded due to, among other factors, their antidilutive effect.
6.    Long-term Debt
As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facilities(1)	$3,807	$18,408
2023 Notes(2)	32,022	143,242
2026 Notes(3)	130,336	—
Promissory note	17,095	17,095
Other debt and finance lease obligations	4,648	4,792
Total debt	187,908	183,537
Less: Current portion	(17,789)	(17,778)
Total long-term debt	$170,119	$165,759
____________________
(1)Presented net of $3.2 million and $0.6 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.
(2)The outstanding principal amount of the 2023 Notes was $32.4 million and $157.4 million as of March 31, 2021 and December 31, 2020, respectively.
(3)The outstanding principal amount of the 2026 Notes was $135.0 million as of March 31, 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Revolving Credit Facilities
ABL Facility
On February 10, 2021, the Company entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation. Concurrent with entering into this facility, the Former Facility (discussed below) was terminated. On March 16, 2021, the Company entered into an amendment to the ABL Facility that permitted the Company to incur the indebtedness represented by the 2026 Notes.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the unsecured promissory note discussed below).
The ABL Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and provides for a $50.0 million sub-limit for the issuance of letters of credit. Borrowings under the ABL Agreement are secured by a pledge of substantially all of the Company's domestic assets (other than real property) and the stock of certain foreign subsidiaries.
Borrowings under the ABL Agreement bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.75% to 3.25% and subject to a LIBOR floor rate of 0.50%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. The Company must also pay a quarterly commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and the 2026 Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time in the event that availability under the ABL Agreement is less than the greater of 15% of the borrowing base and $14.1 million or if an event of default has occurred and is continuing.
As of March 31, 2021, the Company had $7.0 million of borrowings outstanding under the ABL Agreement and $19.0 million of outstanding letters of credit. The total amount available to be drawn as of March 31, 2021 was $40.6 million, calculated based on the current borrowing base less outstanding borrowings and letters of credit.
As of March 31, 2021, the Company was in compliance with its debt covenants under the ABL Agreement.
Former Facility
The Company's former senior secured revolving credit facility was governed by a credit agreement which was scheduled to mature on January 30, 2022. On June 17, 2020, the Company entered into an omnibus amendment to the credit agreement, under which lender commitments were reduced in exchange for the suspension of certain financial covenants through March 30, 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following provides a summary of the more significant provisions of the Company's former revolving credit facility.

	Prior to June 17, 2020	From June 17, 2020 to February 10, 2021
Lender commitments	$350 million	$200 million
Interest rate on outstanding borrowings(1):
LIBOR based borrowings	LIBOR plus a margin of 1.75% to 3.00%	LIBOR plus a margin of 2.50% to 3.75%
Base-rate based borrowings	Base rate plus a margin of 0.75% to 2.00%	Base rate plus a margin of 1.50% to 2.75%
Commitment fees(2)	0.25% to 0.50%	0.375% to 0.50%
____________________
(1)Based on the ratio of the Company's total net funded debt to consolidated EBITDA.
(2)Based on unused commitments under the credit agreement.
2026 Notes
On March 19, 2021, the Company issued $135 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.3 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Notes bear interest at a rate of 4.75% per year until maturity. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. In addition, additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature in shares of the Company's common stock.
Noteholders may convert their 2026 Notes, at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the 2026 Indenture; or (4) if the Company calls the 2026 Notes for redemption, or at any time from, and including, January 1, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.
The 2026 Notes will be redeemable, in whole or in part, at the Company's option on or after April 6, 2024, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice.
If specified change in control events involving the Company as defined in the 2026 Indenture occur, then noteholders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest. Additionally, the 2026 Indenture contains certain events of default,

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of March 31, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee.
During the three months ended March 31, 2021, the Company purchased $125.0 million principal amount ($123.6 million net carrying amount) of the outstanding 2023 Notes for $120.0 million in cash. In connection with extinguishment of a portion of the 2023 Notes, the Company recognized non-cash gains totaling $3.6 million during the first quarter of 2021, which is included as other income, net.
During the three months ended March 31, 2020, the Company purchased $5.7 million principal amount of the outstanding 2023 Notes for $4.7 million in cash, which approximated the net carrying amount of the related liability.
Since December 31, 2018, the Company has purchased a cumulative $167.6 million principal amount of the outstanding 2023 Notes for $146.8 million.
The initial carrying amount of the 2023 Notes recorded in the consolidated balance sheet was less than their $200 million principal amount, in accordance with then-applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that did not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which was amortized as interest expense over the term of the 2023 Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, prior to the Company's adoption of ASU 2020-06 effective January 1, 2021, the interest expense recognized on the 2023 Notes for accounting purposes was based on an effective interest rate of approximately 6%, which was greater than the cash interest the Company is obligated to pay.
The following table presents the carrying amount of the 2023 Notes in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of the liability component	$32,369	$157,369
Less: Unamortized discount	—	12,308
Less: Unamortized issuance costs	347	1,819
Net carrying amount of the liability component	$32,022	$143,242

Net carrying amount of the equity component	n.a.	$25,683
See Note 2, "Recent Accounting Pronouncement," for discussion of the recent revision to accounting guidance for convertible instruments, which changed the Company's method of accounting for the 2023 Notes upon its adoption of the standard effective January 1, 2021.
The 2023 Notes bear interest at a rate of 1.50% per year until maturity. Interest is payable semi-annually in arrears on February 15 and August 15 of each year. In addition, additional interest and special interest may accrue on the 2023 Notes under certain circumstances as described in the 2023 Indenture. The 2023 Notes will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2023 Indenture. The Company's intent is to repay the principal amount of the 2023 Notes in cash and settle the conversion feature in shares of the Company's common stock.
Noteholders may convert their 2023 Notes, at their option, only in the following circumstances: (1) if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for each of at least 20 trading days

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "measurement period") in which the trading price per $1,000 principal amount of the 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company's common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company's common stock, as described in the 2023 Indenture; or (4) if the Company calls the 2023 Notes for redemption, or at any time from, and including, November 15, 2022 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election, based on the applicable conversion rate(s). If the Company elects to deliver cash or a combination of cash and shares of common stock, then the consideration due upon conversion will be based on a defined observation period.
The 2023 Notes are redeemable, in whole or in part, at the Company's option at a cash redemption price equal to the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice.
If specified change in control events involving the Company as defined in the 2023 Indenture occur, then noteholders may require the Company to repurchase their 2023 Notes at a cash repurchase price equal to the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest. Additionally, the 2023 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of March 31, 2021, none of the conditions allowing holders of the 2023 Notes to convert, or requiring the Company to repurchase the 2023 Notes, had been met.
Promissory Note
In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. The Company believes that payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company has provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. The Company has incurred settlement costs and expenses of $7.9 million related to such indemnification claims, and believes that the maturity date of such note is extended until the resolution of these claims and expects that the amount ultimately paid in respect of such note will be reduced as a result of the indemnification claims. Accordingly, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.1 million as of March 31, 2021 and December 31, 2020, which is its current best estimate of what is owed after set-off for such indemnification matters. See Note 13, "Commitments and Contingencies."
7.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes and 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of March 31, 2021 was $27.3 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $32.4 million. The estimated fair value of the 2026 Notes as of March 31, 2021 was $128.4 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.    Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2021 (in thousands):

Shares of common stock outstanding – December 31, 2020	61,005
Restricted stock awards, net of forfeitures	501
Shares withheld for taxes on vesting of stock awards and transferred to treasury	(225)
Shares of common stock outstanding – March 31, 2021	61,281
As of March 31, 2021 and December 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
9.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $71.4 million at December 31, 2020 to $72.9 million at March 31, 2021, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of the Company's operating segments. For the three months ended March 31, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. As of March 31, 2021, the exchange rate for the British pound compared to the U.S. dollar strengthened by 1% while the exchange rate for the Brazilian real compared to the U.S. dollar weakened by 8% compared to the exchange rates at December 31, 2020, contributing to other comprehensive loss of $1.5 million reported for the three months ended March 31, 2021.
10.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the three months ended March 31, 2021 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2020	530	1,087	287
Granted	—	446	245
Vested	—	(506)	(70)
Forfeited	(80)	(15)	(42)
Outstanding – March 31, 2021	450	1,012	420
Weighted average grant date fair value (2021 awards)	$—	$6.87	$6.84
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
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. The performance measure for outstanding awards granted in 2019 and 2020 is the Company's EBITDA growth rate over a three-year period. The performance measure for outstanding awards granted in 2021 is the Company's cumulative EBITDA over a three-year period.
During the first quarters of 2021 and 2020, the Company issued conditional long-term cash incentive awards ("Cash Awards") of $1.5 million and $1.5 million (adjusted for forfeitures), respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $3.1 million for the 2021 Cash Award and from zero to a maximum of $3.0 million for the 2020 Cash Award. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2021 and 2020 Cash

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Awards is limited to their targeted award value ($1.5 million) if the Company's total stockholder return is negative over the performance period. The obligations, if any, related to the Cash Awards are classified as liabilities and recognized over the vesting period.
Stock-based compensation expense recognized during the three months ended March 31, 2021 and 2020 totaled $2.8 million and $1.2 million, respectively. As of March 31, 2021, there was $10.4 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
11.    Income Taxes
For the three months ended March 31, 2021, the Company's income tax benefit was $2.3 million on a pre-tax loss of $18.1 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $39.5 million on a pre-tax loss of $444.5 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes, for the three months ended March 31, 2020. The impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.
12.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services.
Financial information by operating segment for the three months ended March 31, 2021 and 2020 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2021
Offshore/Manufactured Products	$60,609	$5,469	$1,071	$463	$534,819
Downhole Technologies	25,430	4,389	(1,615)	83	280,320
Well Site Services(1)	39,550	11,468	(9,853)	3,330	229,968
Corporate	—	194	(9,365)	244	79,312
Total	$125,589	$21,520	$(19,762)	$4,120	$1,124,419

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2020
Offshore/Manufactured Products(2)	$91,172	$5,628	$(95,496)	$1,065	$562,179
Downhole Technologies(3)	41,065	5,584	(192,691)	1,649	333,518
Well Site Services(4)	87,457	15,036	(144,954)	3,052	320,855
Corporate	—	161	(8,661)	115	95,458
Total	$219,694	$26,409	$(441,802)	$5,881	$1,312,010
________________
(1)Operating loss included a non-cash fixed asset impairment charge of $0.7 million.
(2)Operating loss included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(3)Operating loss included a non-cash goodwill impairment charge of $192.5 million.
(4)Operating loss included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $5.2 million, respectively.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits recognized in first three months of 2021 and 2020.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Offshore/Manufactured Products		Downhole Technologies		Well Site Services		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Three months ended March 31
Major revenue categories -
Project-driven products	$21,374	$36,788	$—	$—	$—	$—	$21,374	$36,788
Short-cycle:
Completion products and services	8,114	13,677	25,430	41,065	38,799	82,926	72,343	137,668
Drilling services	—	—	—	—	751	4,531	751	4,531
Other products	4,136	8,420	—	—	—	—	4,136	8,420
Total short-cycle	12,250	22,097	25,430	41,065	39,550	87,457	77,230	150,619
Other products and services	26,985	32,287	—	—	—	—	26,985	32,287
	$60,609	$91,172	$25,430	$41,065	$39,550	$87,457	$125,589	$219,694
Revenues from products and services transferred to customers over time accounted for approximately 62% and 66% of consolidated revenues for each of the three months ended March 31, 2021 and 2020, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2021, the Company had $166 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 40% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2021, with an additional 31% in 2022 and the balance thereafter.
13.    Commitments and Contingencies
The impact of the COVID-19 pandemic and related economic, business and market disruptions continue to evolve and their future effects remain uncertain. The most direct and immediate impact that the Company has experienced and expects to continue to experience from the COVID-19 pandemic is decreased demand for its products and services due to lower activity levels by its customers resulting from the precipitous decline in crude oil prices. The overall impact of the pandemic and oil price collapse on the Company and its customers will depend on numerous factors, many of which are beyond management's control and knowledge. In response to public health concerns related to COVID-19, many federal, state, local and other authorities around the world imposed mandatory regulations directing individuals to stay at home and limited their ability to travel domestically or internationally. In certain cases, when travel was permitted, a multi-week quarantine period was required before an individual could work in the area. Additionally, rules and regulations regarding employer responsibilities continue to be promulgated. Facility closures, quarantines, travel restrictions, and possible future workforce shortages may, among numerous other impacts, result in delays by the Company in fulfilling its existing contractual obligations to its customers, which could result in adverse financial consequences. Additionally, the Company procures a variety of raw materials and component products, including steel, in the manufacture of its products from companies which may be impacted by similar challenges. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate magnitude and duration of the COVID-19 pandemic, resulting governmental restrictions placing limitations on the mobility and ability to work of the worldwide population, and the related impact on crude oil prices and the U.S. and global economy and capital markets remains uncertain.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially be subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company believes that the Seller is required to indemnify and hold the Company harmless against the amount of this and other settlements and related costs of $7.9 million, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company believes that its agreements with the Seller allow it to set-off such amounts against payments due under the $25.0 million promissory note and that, because the Company has asserted indemnification claims, the maturity date of such note is extended until the resolution of such claims. Accordingly, the Company has reduced the carrying amount of such note in its consolidated balance sheets to $17.1 million as of December 31, 2020 and March 31, 2021, which is the Company's current best estimate of what is owed after set-off for indemnification matters.
In August 2020, the Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries in federal court alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. Additionally, the Seller alleged that it was entitled to approximately $19 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. The Company denies the validity of these breach of contract claims and plans to vigorously defend against this lawsuit.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2021 as well as "Part II. Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:
•public health crises, such as the Coronavirus Disease 2019 ("COVID-19") pandemic, which has negatively impacted the global economy, and correspondingly, the price of oil;
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
•the financial health of our customers;
•the impact of environmental matters, including executive actions and regulatory or legislative efforts under the Biden Administration to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally;
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
•physical, digital, cyber, internal and external security breaches and other incidents affecting information security and data privacy;
•our ability to access and the cost of capital in the bank and capital markets;
•our ability to protect and enforce our intellectual property rights;
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in "Part I, Item 1A. Risk Factors" in our 2020 Annual Report on Form 10-K.

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
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2020 Annual Report on Form 10-K in order to understand factors, such as business combinations, charges and credits and financing transactions, which may impact comparability from period to period.
We provide a broad range of products and services to the oil and gas industry through our Offshore/Manufactured Products, Downhole Technologies and Well Site Services segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is sensitive to future expectations with respect to crude oil and natural gas prices.
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production in an effort to protect market share. OPEC, its members and other state-controlled oil companies later agreed to reduce production following the crude oil price collapse and many operators shut-in production in the United States in an effort to address collapsing demand and rapidly rising inventories. While crude oil prices have recovered significantly since reaching record low levels in April 2020, with crude oil inventories moderating, there remains some uncertainty around the timing of demand recovery to pre-COVID-19 levels.
Demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, which reached 15-year lows in 2020. The decline in crude oil prices, coupled with higher crude oil inventory levels in 2020, caused rapid reductions to most of our customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. These conditions have and may continue to result in adverse impacts on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and, in certain instances, non-payments of amounts owed. Additionally, future actions among OPEC members and other producing nations as to production levels and prices could result in declines in crude oil prices, which would prove detrimental.
Following the unprecedented events in March 2020, we immediately began aggressive implementation of cost reduction initiatives in an effort to reduce our expenditures to protect the financial health of our company and stabilize our cash flows and protect liquidity. As discussed in more detail below and under "– ABL Facility," "– 2023 Notes," and "– 2026 Notes," we completed two significant financing transactions during the first quarter of 2021 to strengthen our liquidity position.
On February 10, 2021, we entered into a new revolving credit facility which provides for a $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory. The ABL Facility matures in February 2025. Concurrent with entering into the ABL Facility, our former senior secured revolving credit facility was terminated. On March 16, 2021, we entered into an amendment to our ABL Facility that permitted us to incur the indebtedness represented by the 2026 Notes discussed below.

On March 19, 2021, we issued $135.0 million aggregate principal amount of our 4.75% convertible senior notes due 2026 (the "2026 Notes"). Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.3 million. The 2026 Notes will mature on April 1, 2026 and bear interest at an annual rate of 4.75%, which is payable semi-annually on April 1 and October 1. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of our outstanding 1.50% convertible senior notes due 2023 (the "2023 Notes"), with the balance added to cash on-hand.
Activity levels in each of our segments were adversely impacted by the severe winter weather event that occurred in February 2021 – particularly in Texas, Oklahoma and surrounding states. While our facilities did not sustain meaningful damage and our operations and services were restored following the event, our February results of operations were adversely impacted due to the temporary cessation of work at well sites, facility closures by us and our customers, and delays in the shipment of goods to our customers and from our vendors.
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2021	$61.04
2020	$50.27	$29.70	$42.91	$44.32	$41.96
WTI Crude (per bbl)
2021	$58.09
2020	$45.34	$27.96	$40.89	$42.52	$39.16
Henry Hub Natural Gas (per MMBtu)
2021	$3.50
2020	$1.91	$1.70	$2.00	$2.52	$2.03
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On April 23, 2021, Brent crude oil, WTI crude oil and natural gas spot prices closed at $65.75 per barrel, $62.18 per barrel and $2.79 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on April 23, 2021 was 438 rigs, 11% above the first quarter 2021 average.
Overview
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 35% of Offshore/Manufactured Products sales in the first three months of 2021 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas. Further, we expect that the segment's 2021 bookings will trend higher than the orders booked into backlog in 2020.
Backlog reported by our Offshore/Manufactured Products segment totaled $226 million at March 31, 2021, an increase of 3% from December 31, 2020. First quarter 2021 booking improved sequentially, totaling $70 million, yielding a quarterly book-to-bill ratio of 1.2x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2021	$226
2020	$267	$235	$227	$219
2019	$234	$283	$293	$280

Our Downhole Technologies segment, comprised of the GEODynamics, Inc. ("GEODynamics") business we acquired in January 2018, provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary toe valve and frac plug products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.
Our Well Site Services segment provides completion services and, to a much lesser extent land drilling services, in the United States (including the Gulf of Mexico) and the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion and initial production of new and recompleted wells. Our U.S. activity is dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations. Well intensity and complexity has increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.
Demand for our completion products and services within each of our segments is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the average U.S. and international drilling rig count, as measured by Baker Hughes Company, for the periods indicated.

		Average for the
	As of April 23, 2021	Three Months Ended March 31,
		2021	2020
United States:
Land – Oil	332	286	650
Land – Natural gas and other	94	91	113
Offshore	12	16	22
	438	393	785
International:
Land		667	1,022
Offshore		169	247
		836	1,269
		1,229	2,054
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2021, oil-directed drilling accounted for 78% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. Since August 14, 2020, the U.S. rig count has increased 71% to 417 rigs as of March 31, 2021. As can be derived from the table above, the average U.S. rig count for the three months ended March 31, 2021 decreased by 392 rigs, or 50%, compared to the average for the three months ended March 31, 2020.
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our products and services, has adversely affected our results of operations, cash flows and financial position. If the current pricing environment for crude oil does not stabilize at these higher levels, our customers may be required to reduce their capital expenditures, causing declines in the demand for, and prices of, our products and services, which would adversely affect our results of operations, cash flows and financial position.
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
Human Capital
For more information on our health and safety, diversity and other workforce policies, please see "Part I, Item 1. Business – Human Capital" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2020 in order to understand factors, such as business combinations, charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.

Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020	Variance
Revenues:
Products	$61,445	$102,980	$(41,535)
Services	64,144	116,714	(52,570)
	125,589	219,694	(94,105)
Costs and expenses:
Product costs	49,463	89,746	(40,283)
Service costs	52,847	107,856	(55,009)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	102,310	197,602	(95,292)
Selling, general and administrative expenses	21,225	26,124	(4,899)
Depreciation and amortization expense	21,520	26,409	(4,889)
Impairments of goodwill(2)	—	406,056	(406,056)
Impairments of fixed assets(3)	650	5,198	(4,548)
Other operating (income) expense, net	(354)	107	(461)
	145,351	661,496	(516,145)
Operating loss	(19,762)	(441,802)	422,040

Interest expense, net	(2,325)	(3,504)	1,179
Other income(4)	3,960	774	3,186
Loss before income taxes	(18,127)	(444,532)	426,405
Income tax benefit(5)	2,317	39,491	(37,174)
Net loss	$(15,810)	$(405,041)	$389,231

Net loss per share:
Basic	$(0.26)	$(6.79)
Diluted	(0.26)	(6.79)

Weighted average number of common shares outstanding:
Basic	60,098	59,654
Diluted	60,098	59,654
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included non-cash inventory impairment charges of $25.2 million ($12.0 million in product costs and $13.2 million in service costs) recognized in the first quarter of 2020.
(2)During the first quarter of 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value.
(3)During the first quarters of 2021 and 2020, our Well Site Services segment recognized non-cash impairment charges of $0.7 million and $5.2 million, respectively, to reduce the carrying value of the segment's fixed assets to their estimated realizable value.
(4)During the first quarter 2021, we recognized non-cash gains of $3.6 million in connection with our purchases of $125.0 million principal amount of our 2023 Notes.
(5)During the first quarter of 2020, we recognized a discrete tax benefit of $14.8 million related to U.S. net operating loss carrybacks under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
See Note 3, "Asset Impairments and Other Restructuring Items," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Long-term Debt," and Note 11, "Income Taxes," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first three months of 2021 and 2020.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services. Supplemental unaudited financial information by operating segment for the three months ended March 31, 2021 and 2020 is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Variance
Revenues
Offshore/Manufactured Products	$60,609	$91,172	$(30,563)
Downhole Technologies	25,430	41,065	(15,635)
Well Site Services	39,550	87,457	(47,907)
Total	$125,589	$219,694	$(94,105)

Operating income (loss)
Offshore/Manufactured Products(1)	$1,071	$(95,496)	$96,567
Downhole Technologies(2)	(1,615)	(192,691)	191,076
Well Site Services(3)	(9,853)	(144,954)	135,101
Corporate	(9,365)	(8,661)	(704)
Total	$(19,762)	$(441,802)	$422,040
________________
(1)Operating loss in the first quarter of 2020 included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(2)Operating loss in the first quarter of 2020 included a non-cash goodwill impairment charge of $192.5 million.
(3)Operating loss in the first quarter of 2021 included non-cash fixed asset impairment charges of $0.7 million. Operating loss in the first quarter of 2020 included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $5.2 million, respectively.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first three months of 2021 and 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Consolidated Operating Results
We reported a net loss for the three months ended March 31, 2021 of $15.8 million, or $0.26 per share. The reported first quarter loss included non-cash gains of $3.6 million ($2.9 million after-tax, or $0.05 per share) associated with debt extinguishment offset by $3.4 million ($2.7 million after-tax) of severance and restructuring costs. These results compare to a net loss for the three months ended March 31, 2020 of $405.0 million, or $6.79 per share, which included non-cash impairment charges totaling $436.5 million ($411.1 million after-tax, or $6.89 per share) related to write-downs of goodwill, inventories and fixed assets and $0.7 million ($0.5 million after-tax, or $0.01 per share) of severance and restructuring costs.
Our reported results of operations reflect the negative impact of the unprecedented decline in crude oil prices starting in March and April of 2020 stemming from the global response to the COVID-19 pandemic and ongoing uncertainties related to future crude oil demand. While the spot price of WTI crude oil averaged $58 per barrel in the first quarter of 2021, up 28% from the comparable prior-year quarterly average, and crude oil inventory levels have moderated, there remains some uncertainty around demand recovery to pre-COVID-19 levels.
Additionally, activity levels in each of our segments were adversely impacted during the first quarter of 2021 by the severe winter weather event that occurred in February 2021 – particularly in Texas, Oklahoma and surrounding states. While our facilities did not sustain meaningful damage and our operations and services were restored following the event, our February results of operations were adversely impacted due to the temporary cessation of work at well sites, facility closures by us and our customers, and delays in the shipment of goods to our customers and from our vendors.
During the first quarter of 2021, we recognized an aggregate $4.8 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program. During the first quarter of 2020, we recognized a discrete income tax benefit of $14.8 million related to U.S. net operating loss carrybacks under provisions of the CARES Act. We continue to evaluate additional benefits potentially available to us under the CARES Act.
Customer-driven activity has improved off of 2020's low levels but could remain tempered in 2021 given uncertainty around the timing of demand recovery to pre-COVID-19 levels due to the ongoing nature of the COVID-19 pandemic. If the current pricing environment for crude oil does not stabilize at these higher levels, our customers may be required to reduce their planned capital expenditures, causing declines in the demand for, and prices of, our products and services.
Revenues. Consolidated total revenues in the first quarter of 2021 decreased $94.1 million, or 43%, from the first quarter of 2020.
Consolidated product revenues in the first quarter of 2021 decreased $41.5 million, or 40%, from the first quarter of 2020, driven by the significant decline in U.S. land-based customer activity and reduced project-driven customer demand for connector products. Consolidated service revenues in the first quarter of 2021 decreased $52.6 million, or 45%, from the first quarter of 2020 due primarily to reduced customer spending in the U.S. shale play regions. As can be derived from the following table, 61% of our consolidated revenues in the first quarter of 2021 were derived from sales of our short-cycle product and service offerings, which compares to 69% in the same period last year.

The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Offshore/ Manufactured Products		Downhole Technologies		Well Site Services		Total
Three months ended March 31	2021	2020	2021	2020	2021	2020	2021	2020
Major revenue categories -
Project-driven products	$21,374	$36,788	$—	$—	$—	$—	$21,374	$36,788
Short-cycle:
Completion products and services	8,114	13,677	25,430	41,065	38,799	82,926	72,343	137,668
Drilling services	—	—	—	—	751	4,531	751	4,531
Other products	4,136	8,420	—	—	—	—	4,136	8,420
Total short-cycle	12,250	22,097	25,430	41,065	39,550	87,457	77,230	150,619
Other products and services	26,985	32,287	—	—	—	—	26,985	32,287
	$60,609	$91,172	$25,430	$41,065	$39,550	$87,457	$125,589	$219,694

Percentage of total revenue by type -
Products	65%	72%	86%	92%	—%	—%	49%	47%
Services	35%	28%	14%	8%	100%	100%	51%	53%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $95.3 million, or 48%, in the first quarter of 2021 compared to the first quarter of 2020. Cost of revenues in the first quarter of 2020 included provisions totaling $25.2 million for excess and obsolete inventory – driven by the unprecedented market downturn in March of 2020. Excluding these provisions, consolidated cost of revenues decreased $70.1 million, or 41%, from the prior-year period.
Consolidated product costs in the first quarter of 2021, decreased $40.3 million, or 45%, from the first quarter of 2020, which included a provision of $12.0 million for excess and obsolete inventory. Excluding this charge, consolidated product costs decreased $28.3 million, or 36%, from the prior-year period. Consolidated service costs in the first quarter of 2021, decreased $55.0 million, or 51%, from the first quarter of 2020, which included provisions for excess and obsolete inventory of $13.2 million. Excluding these charges, consolidated service costs decreased $41.8 million, or 44%, from the prior-year period.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $4.9 million, or 19%, in the first quarter of 2021 from the first quarter of 2020 due primarily to reductions in personnel, compensation levels and travel expenses along with other implemented cost reduction measures.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.9 million, or 19%, in the first quarter of 2021 compared to the prior-year quarter, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairment of Goodwill. During the first quarter of 2020, our Offshore/Manufactured Products, Downhole Technologies and Well Site Services operations recognized non-cash goodwill impairment charges of $86.5 million, $192.5 million and $127.1 million, respectively, arising from, among other factors, the significant decline in our stock price (and that of most of our peers) and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our assessment as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
Impairments of Fixed Assets. During the first quarters of 2021 and 2020, our Well Site Services segment recorded non-cash impairment charges of $0.7 million and $5.2 million, respectively, to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.
Operating Income (Loss). Our consolidated operating loss was $19.8 million in the first quarter of 2021, which included $3.4 million of severance and restructuring charges. This compares to a consolidated operating loss of $441.8 million recognized in the first quarter of 2020, which included the impact of $436.5 million of non-cash asset impairment charges and $0.7 million of severance and restructuring charges.
Interest Expense, Net. Net interest expense was $2.3 million in the first quarter of 2021, which compares to $3.5 million in the same period of 2020. Interest expense, which includes amortization of deferred financing costs in 2021 and amortization of debt discount and deferred financing costs in 2020, as a percentage of total debt outstanding was approximately 4% in the first quarter of 2021 and 6% in the first quarter of 2020. Our contractual cash interest expense as a percentage of total debt outstanding was approximately 3% in the three months ended March 31, 2021 and 2020.
Other Income, Net. Net other income for first quarter of 2021 includes a non-cash gain of $3.6 million recognized in connection with our purchases of $125.0 million principal amount of our 2023 Notes for $120.0 million in cash.
Income Tax. For the three months ended March 31, 2021, our income tax benefit was $2.3 million, or 13% of the pre-tax loss of $18.1 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $39.5 million, or 9% of the pre-tax loss of $444.5 million for the three months ended March 31, 2020, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. In the first quarter of 2020, the impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net loss and other comprehensive loss. Other comprehensive loss was $1.5 million in the first quarter of 2021 compared to loss of $14.8 million in the first quarter of 2020 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the three months ended March 31, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the first quarter of 2021, the exchange rate for the British pound strengthened compared to the U.S. dollar and the Brazilian real weakened compared to the U.S. dollar. This compares to the first quarter of 2020, when the exchange rate for both the British pound and Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $30.6 million, or 34%, in the first quarter of 2021 compared to the first quarter of 2020 due primarily to a reduction in sales of its connector and short-cycle products and service activities.
Operating Income (Loss). Our Offshore/Manufactured Products segment reported operating income of $1.1 million in the first quarter of 2021, compared to an operating loss of $95.5 million in the first quarter of 2020, which included non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income decreased $6.1 million in the first quarter of 2021 compared to the first quarter of 2020, with the impact of the year-over-year decrease in revenues partially offset by cost reduction measures implemented in 2020.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $226 million as of March 31, 2021, an increase of 3% from December 31, 2020. First quarter 2021 bookings totaled $70 million, yielding a quarterly book-to-bill ratio of 1.2x.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $15.6 million, or 38%, in the first quarter of 2021 from the prior-year period due primarily to the year-over-year decline in U.S. land-based customer completion activity.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $1.6 million in the first quarter of 2021 compared to an operating loss of $192.7 million in the prior-year period, which included a non-cash goodwill impairment charge of $192.5 million. Excluding this charge, operating loss increased $1.4 million in the first quarter of 2021 from the prior-year period due to the decline in revenues, partially offset by cost reduction measures implemented in 2020.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $47.9 million, or 55%, in the first quarter of 2021 compared to the prior-year quarter, driven by reduced customer completion and production activity.
Operating Loss. Our Well Site Services segment operating loss decreased $135.1 million in the first quarter of 2021 from the first quarter of 2020, which included non-cash impairment charges of $127.1 million related to goodwill, $9.0 million related to inventory and $5.2 million related to fixed assets. Excluding these 2020 asset impairment charges, our Well Site Services operating loss increased $6.1 million from the prior-year period due to the significant decrease in revenues, substantially offset by cost reduction measures implemented in 2020.

Corporate
Corporate expenses increased $0.7 million, or 8%, in the first quarter of 2021 from the prior-year period, due to $1.6 million of severance costs incurred in the first quarter of 2021 partially offset by cost reduction measures implemented in 2020.
Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development and general working capital needs. In addition, capital has been used to fund strategic business acquisitions, repay debt, and fund share repurchases. Our primary sources of funds are cash flow from operations, proceeds from borrowings under our credit facilities and, less frequently, capital markets transactions.
Operating Activities
Cash flows totaling $8.4 million were used in operations during the first quarter of 2021, compared to $5.4 million generated by operations during the same period of 2020. During the first quarter of 2021, $12.1 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories. During the first quarter of 2020, $14.7 million was used to fund net working capital increases, primarily due to an increase in inventories and a reduction in accrued liabilities.
Investing Activities
Cash used in investing activities during the first quarter of 2021 totaled $2.4 million, compared to $2.0 million used in investing activities during the first quarter of 2020.
Capital expenditures totaled $4.1 million and $5.9 million during the first quarter of 2021 and 2020, respectively.
We expect to spend approximately $15 million to $20 million in capital expenditures during 2021. Whether planned expenditures will actually be made in 2021 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility.
Financing Activities
During the three months ended March 31, 2021, net cash of $6.6 million was used in financing activities including our purchases of $125.0 million principal amount of our 2023 Notes for cash totaling $120.0 million and $12.0 million of net repayments under our ABL Facility. Partially offsetting these uses was our issuance of $135.0 million principal amount of our 2026 Notes yielding net cash proceeds of $130.3 million. This compares to $12.4 million of cash provided by financing activities during the three months ended March 31, 2020, primarily as a result of $19.8 million in net borrowings under our Revolving Credit Facility, partially offset by our purchase of $5.7 million principal amount of our 2023 Notes for $4.7 million.
As of March 31, 2021, we had cash and cash equivalents totaling $54.5 million, which compared to $72.0 million as of December 31, 2020.
As of March 31, 2021, we had $7.0 million outstanding under our ABL Facility (discussed below), $135.0 million principal amount of our 2026 Notes outstanding and $32.4 million principal amount of our 2023 Notes outstanding. Our reported interest expense, which appropriately included amortization of deferred financing costs of $0.9 million during the first three months of 2021, was above our contractual cash interest expense. For the first three months of 2021, our contractual cash interest expense was $1.4 million, or approximately 3% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, stakeholder scrutiny of environmental, social and governance matters and other factors, many of which are beyond our control. In this regard, the effect of the COVID-19 pandemic has resulted in significant disruption of global financial markets. For companies like ours that support the energy industry, this disruption has been exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices, which has negatively impacted the value of our common stock; has and may continue to reduce our ability to access capital in the bank and capital markets; and

has and may continue to result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
ABL Facility. On February 10, 2021, we entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (as amended, the "ABL Facility") under which credit availability is subject to a borrowing base calculation. Concurrent with entering into the ABL Facility, our former revolving credit facility was terminated. On March 16, 2021, we entered into an amendment to the ABL Facility that permitted us to incur the indebtedness represented by the 2026 Notes.

The ABL Facility is governed by a credit agreement, as amended on March 16, 2021 to allow for the issuance of the 2026 Notes, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the unsecured promissory note to the seller of GEODynamics).
The ABL Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and provides for a $50.0 million sub-limit for the issuance of letters of credit. Borrowings under the ABL Agreement are secured by a pledge of substantially all of our domestic assets (other than real property) and the stock of certain foreign subsidiaries.
Borrowings under the ABL Agreement bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.75% to 3.25% and subject to a LIBOR floor rate of 0.50%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. We must also pay a quarterly commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on our ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and 2026 Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of all amounts then outstanding. The ABL Agreement also requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time in the event that availability under the ABL Agreement is less than the greater of 15% of the borrowing base and $14.1 million or if an event of default has occurred and is continuing.
As of March 31, 2021, we had $7.0 million of borrowings outstanding under the ABL Facility and $19.0 million of outstanding letters of credit. The total amount available to be drawn as of March 31, 2021 was $40.6 million, calculated based on the current borrowing base less outstanding borrowings and letters of credit.
Former Revolving Credit Facility. See Note 6, "Long-term Debt," for further information regarding our former revolving credit facility.
2026 Notes. On March 16, 2021, we issued $135 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 16, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.3 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
See Note 6, "Long-term Debt," for further information regarding the 2026 Notes. As of March 31, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On January 30, 2018, we issued $200 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee.
The 2023 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.

During the first three months of 2021, we purchased $125.0 million principal amount of the outstanding 2023 Notes for $120.0 million in cash, which was $3.6 million below the net carrying amount of the related liability, resulting in the recognition of a non-cash gain. Since September 2019, we have purchased a cumulative $167.6 million principal amount of the 2023 Notes for $146.8 million in cash.
See Note 6, "Long-term Debt," for further information regarding the 2023 Notes. As of March 31, 2021, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.
Promissory Note. In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. We believe that payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. We have provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. We have incurred settlement costs and expenses of $7.9 million related to such indemnification claims and we believe that the maturity date of such note is extended until the resolution of these claims and expect that the amount ultimately paid in respect of such note will be reduced as a result of the indemnification claims. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.1 million as of March 31, 2021 and December 31, 2020, which is our current best estimate of what is owed after set-off for indemnification matters. See Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 20% of our combined total debt and stockholders' equity as of March 31, 2021 and December 31, 2020.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our product or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of the businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the Seller in the GEODynamics Acquisition filed a breach of contract suit against us in federal court in August 2020, in which the Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity (referred to as "ASU 2020-06"). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as our 2023 Notes, be allocated between the debt and equity components. As permitted under the standard, we adopted the guidance on January 1, 2021 using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and an $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption of the standard decreased from approximately 6% to approximately 2%, which compares to the contractual cash interest rate of 1.50%. As further discussed in Note 6, "Long-term Debt," we issued $135 million principal amount of our 2026 Notes on March 19, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2021, we had floating-rate obligations totaling $7.0 million drawn under our ABL Facility. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2021 levels, our consolidated interest expense would increase by a total of approximately $0.1 million annually.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2021, our reported foreign currency exchange losses were $0.1 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased $1.5 million from $71.4 million as of December 31, 2020 to $72.9 million as of March 31, 2021, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 13, "Commitments and Contingencies."
ITEM 1A. Risk Factors
"Part I, Item 1A. Risk Factors" of our 2020 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2020 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2021	31,529	$6.55	—	$—
February 1 through February 28, 2021	171,453	6.51	—	—
March 1 through March 31, 2021	22,165	7.98	—	—
Total	225,147	$6.66	—
________________
(1)All shares purchased during the three-month period ended March 31, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
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
Indenture, dated March 19, 2021, by and among Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 4.75% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the Commission on March 22, 2021 (File No. 001-16337)).

10.1	—
Asset-based Credit Agreement, dated February 10, 2021, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2021 (File No. 001-16337)).

10.2	—
First Amendment to Credit Agreement, dated March 16, 2021, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the Commission on March 22, 2021 (File No. 001-16337)).

10.3***	—	Form of Performance Award Agreement under the Company's 2018 Equity Participation Plan.

10.4*	—	Form of Cash Award Agreement.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------
*    Filed herewith.
**    Furnished herewith.
***    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	April 29, 2021	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)