Form 10-Q
period 2021-06-30
OIL STATES INTERNATIONAL, INC
filed 2021-07-29
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 23, 2021, the number of shares of common stock outstanding was 61,373,855.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Products	$78,038	$82,643	$139,483	$185,623
Services	67,686	63,602	131,830	180,316
	145,724	146,245	271,313	365,939

Costs and expenses:
Product costs	63,926	68,088	113,389	157,834
Service costs	53,706	59,995	106,553	167,851
Cost of revenues (exclusive of depreciation and amortization expense presented below)	117,632	128,083	219,942	325,685
Selling, general and administrative expense	22,092	23,992	43,317	50,116
Depreciation and amortization expense	20,909	24,646	42,429	51,055
Impairments of goodwill	—	—	—	406,056
Impairments of fixed and lease assets	2,794	2,992	3,444	8,190
Other operating income, net	(85)	(134)	(439)	(27)
	163,342	179,579	308,693	841,075
Operating loss	(17,618)	(33,334)	(37,380)	(475,136)

Interest expense, net	(2,699)	(4,179)	(5,024)	(7,683)
Other income, net	1,820	5,994	5,780	6,768
Loss before income taxes	(18,497)	(31,519)	(36,624)	(476,051)
Income tax benefit	3,226	6,893	5,543	46,384
Net loss	$(15,271)	$(24,626)	$(31,081)	$(429,667)

Net loss per share:
Basic	$(0.25)	$(0.41)	$(0.52)	$(7.19)
Diluted	(0.25)	(0.41)	(0.52)	(7.19)

Weighted average number of common shares outstanding:
Basic	60,317	59,839	60,207	59,747
Diluted	60,317	59,839	60,207	59,747
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(15,271)	$(24,626)	$(31,081)	$(429,667)

Other comprehensive income (loss):
Currency translation adjustments	3,160	(1,230)	1,631	(16,021)
Comprehensive loss	$(12,111)	$(25,856)	$(29,450)	$(445,688)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$62,650	$72,011
Accounts receivable, net	170,424	163,135
Inventories, net	175,049	170,376
Prepaid expenses and other current assets	17,164	18,071
Total current assets	425,287	423,593

Property, plant, and equipment, net	355,405	383,562
Operating lease assets, net	29,093	33,140
Goodwill, net	76,579	76,489
Other intangible assets, net	195,612	205,749
Other noncurrent assets	33,748	29,727
Total assets	$1,115,724	$1,152,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$18,231	$17,778
Accounts payable	55,574	46,433
Accrued liabilities	45,388	44,504
Current operating lease liabilities	7,169	7,620
Income taxes payable	2,769	2,413
Deferred revenue	45,210	43,384
Total current liabilities	174,341	162,132

Long-term debt	160,354	165,759
Long-term operating lease liabilities	28,186	29,166
Deferred income taxes	4,860	14,263
Other noncurrent liabilities	26,049	23,309
Total liabilities	393,790	394,629

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,908,412 shares and 73,288,976 shares issued, respectively	739	733
Additional paid-in capital	1,101,959	1,122,945
Retained earnings	314,479	329,327
Accumulated other comprehensive loss	(69,754)	(71,385)
Treasury stock, at cost, 12,508,964 and 12,283,817 shares, respectively	(625,489)	(623,989)
Total stockholders' equity	721,934	757,631
Total liabilities and stockholders' equity	$1,115,724	$1,152,260
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2021	$738	$1,100,077	$329,750	$(72,914)	$(625,489)	$732,162
Net loss	—	—	(15,271)	—	—	(15,271)
Currency translation adjustments (excluding intercompany advances)	—	—	—	556	—	556
Currency translation adjustments on intercompany advances	—	—	—	2,604	—	2,604
Stock-based compensation expense:
Restricted stock	1	1,882	—	—	—	1,883
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	—	—
Adoption of ASU 2020-06	—	—	—	—	—	—
Balance, June 30, 2021	$739	$1,101,959	$314,479	$(69,754)	$(625,489)	$721,934

Six Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Net loss	—	—	(31,081)	—	—	(31,081)
Currency translation adjustments (excluding intercompany advances)	—	—	—	1,624	—	1,624
Currency translation adjustments on intercompany advances	—	—	—	7	—	7
Stock-based compensation expense:
Restricted stock	6	4,697	—	—	—	4,703
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,500)	(1,500)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, June 30, 2021	$739	$1,101,959	$314,479	$(69,754)	$(625,489)	$721,934
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2020	$732	$1,115,677	$392,669	$(82,537)	$(623,909)	$802,632
Net loss	—	—	(24,626)	—	—	(24,626)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(442)	—	(442)
Currency translation adjustments on intercompany advances	—	—	—	(788)	—	(788)
Stock-based compensation expense:
Restricted stock	1	2,094	—	—	—	2,095
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2)	(2)
Balance, June 30, 2020	$733	$1,117,771	$368,043	$(83,767)	$(623,911)	$778,869

Six Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
Net loss	—	—	(429,667)	—	—	(429,667)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(9,148)	—	(9,148)
Currency translation adjustments on intercompany advances	—	—	—	(6,873)	—	(6,873)
Stock-based compensation expense:
Restricted stock	7	3,250	—	—	—	3,257
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,667)	(2,667)
Balance, June 30, 2020	$733	$1,117,771	$368,043	$(83,767)	$(623,911)	$778,869
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,081)	$(429,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	42,429	51,055
Impairments of goodwill	—	406,056
Impairments of inventories	—	25,230
Impairments of fixed and lease assets	3,444	8,190
Stock-based compensation expense	4,703	3,257
Amortization of debt discount and deferred financing costs	1,366	4,067
Deferred income tax benefit	(6,834)	(48,738)
Gains on extinguishment of 1.50% convertible senior notes	(4,022)	(4,779)
Gains on disposals of assets	(1,632)	(1,489)
Other, net	375	3,177
Changes in operating assets and liabilities:
Accounts receivable	(6,962)	56,062
Inventories	(4,458)	(4,320)
Accounts payable and accrued liabilities	11,896	(34,227)
Deferred revenue	1,780	5,991
Other operating assets and liabilities, net	2,929	4,266
Net cash flows provided by operating activities	13,933	44,131

Cash flows from investing activities:
Capital expenditures	(7,311)	(8,915)
Proceeds from disposition of property and equipment	3,422	5,418
Other, net	(326)	(301)
Net cash flows used in investing activities	(4,215)	(3,798)

Cash flows from financing activities:
Revolving credit facility borrowings	12,571	72,173
Revolving credit facility repayments	(31,571)	(53,104)
Issuance of 4.75% convertible senior notes	135,000	—
Purchases of 1.50% convertible senior notes	(125,952)	(10,595)
Other debt and finance lease activity, net	119	(165)
Payment of financing costs	(7,779)	(651)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,500)	(2,667)
Net cash flows provided by (used in) financing activities	(19,112)	4,991

Effect of exchange rate changes on cash and cash equivalents	33	2
Net change in cash and cash equivalents	(9,361)	45,326
Cash and cash equivalents, beginning of period	72,011	8,493
Cash and cash equivalents, end of period	$62,650	$53,819

Cash paid for:
Interest	$2,256	$3,486
Income taxes, net	920	2,888
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
As further discussed in Note 13, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and the first half of 2021, the Company recorded asset impairments, severance and restructuring charges in response to these developments as further discussed in Note 3, "Asset Impairments and Other Restructuring Items." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
3.    Asset Impairments and Other Restructuring Items
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, and these conditions caused rapid reductions to most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. While the prices of and demand for crude oil have increased significantly since reaching record low levels in April 2020, with crude oil inventory levels moderating, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels. These conditions have and may continue to result in adverse impacts on certain customers' liquidity and financial position, leading to further spending reductions, delays in the collection of amounts owed and in certain instances, non-payment of amounts owed.
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

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
First quarter 2020
Impairments of:
Goodwill	$86,500	$192,502	$127,054	$—	$406,056	$19,600	$386,456
Fixed assets	—	—	5,198	—	5,198	1,092	4,106
Inventories (Note 4)	16,249	—	8,981	—	25,230	4,736	20,494
Severance and restructuring costs	112	—	548	—	660	139	521
The Company further reduced its workforce and closed additional facilities in the United States during the second quarter of 2020, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Second quarter 2020
Impairments of fixed assets	$—	$—	$2,992	$—	$2,992	$628	$2,364
Severance and restructuring costs	322	1,315	3,544	216	5,397	1,133	4,264
During the first and second quarters of 2021, the Company continued its restructuring efforts, closed additional facilities in the United States and continued to assess the carrying value of its assets based on the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
First quarter 2021
Impairments of fixed assets	$—	$—	$650	$—	$650	$137	$513
Severance and restructuring costs	282	275	1,306	1,555	3,418	717	2,701

Second quarter 2021
Impairment of operating lease assets	$—	$—	$2,794	$—	$2,794	$587	$2,207
Restructuring costs(1)	—	203	2,351	—	2,554	536	2,018
____________________
(1)Includes recognition of $1.9 million in additional lease-related liabilities associated with the exit of a long-term lease supporting the Well Site Services segment.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Additionally, during the three and six months ended June 30, 2021, the Company recognized $2.8 million and $7.6 million, respectively, in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") employee retention credit program. The Company continues to evaluate any and all benefits potentially available to it under the CARES Act.
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
The Company performed its annual quantitative assessment of goodwill as of December 1, 2020, which indicated that the fair value of the Offshore/Manufactured Products segment was greater than its carrying amount and no additional provision for impairment was required. The Company's remaining goodwill within the segment totaled approximately $76.5 million as of June 30, 2021 and December 31, 2020.
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
During the first and second quarters of 2021, the Well Site Services segment recognized non-cash fixed and operating lease asset impairment charges of $0.7 million and $2.8 million, respectively, associated with the closure of additional facilities coupled with other management actions. During the second quarter of 2021, the segment also recorded an additional $1.9 million charge associated with the exit of a leased facility.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2021 and December 31, 2020 is presented below (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net:
Trade	$125,332	$109,294
Unbilled revenue	23,813	23,173
Contract assets	18,074	35,870
Other	10,903	3,102
Total accounts receivable	178,122	171,439
Allowance for doubtful accounts	(7,698)	(8,304)
	$170,424	$163,135

Allowance for doubtful accounts as a percentage of total accounts receivable	4%	5%

	June 30, 2021	December 31, 2020
Deferred revenue (contract liabilities)	$45,210	$43,384
As of June 30, 2021, accounts receivable, net in the United States and the United Kingdom represented 64% and 20%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of June 30, 2021.
For the six months ended June 30, 2021, the $17.8 million net decrease in contract assets was primarily attributable to $33.3 million transferred to accounts receivable, which was partially offset by $15.4 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $1.8 million in the first half of 2021, primarily reflecting $7.2 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $5.4 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Allowance for doubtful accounts – January 1	$8,304	$8,745
Provisions	61	2,549
Write-offs	(815)	(2,184)
Other	148	1,152
Allowance for doubtful accounts – June 30	$7,698	$10,262

	June 30, 2021	December 31, 2020
Inventories, net:
Finished goods and purchased products	$90,623	$88,634
Work in process	30,248	27,063
Raw materials	93,968	95,410
Total inventories	214,839	211,107
Allowance for excess or obsolete inventory	(39,790)	(40,731)
	$175,049	$170,376
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2021	December 31, 2020
Property, plant and equipment, net:
Land	$34,661	$34,968
Buildings and leasehold improvements	265,793	267,072
Machinery and equipment	242,849	239,986
Completion-related rental equipment	505,795	507,755
Office furniture and equipment	32,329	35,767
Vehicles	77,415	81,607
Construction in progress	5,879	7,207
Total property, plant and equipment	1,164,721	1,174,362
Accumulated depreciation	(809,316)	(790,800)
	$355,405	$383,562
For the three months ended June 30, 2021 and 2020, depreciation expense was $15.6 million and $18.5 million, respectively. Depreciation expense was $32.0 million and $38.6 million for the six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$168,290	$60,937	$107,353	$168,288	$55,380	$112,908
Patents/Technology/Know-how	78,528	30,425	48,103	75,920	26,124	49,796
Noncompete agreements	—	—	—	16,044	14,742	1,302
Tradenames and other	53,708	13,552	40,156	53,708	11,965	41,743
	$300,526	$104,914	$195,612	$313,960	$108,211	$205,749
For the three months ended June 30, 2021 and 2020, amortization expense was $5.3 million and $6.1 million, respectively. Amortization expense was $10.5 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021	December 31, 2020
Other noncurrent assets:
Deferred compensation plan	$24,026	$22,801
Deferred financing costs	3,097	—
Deferred income taxes	1,466	1,280
Other	5,159	5,646
	$33,748	$29,727

	June 30, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$16,840	$18,463
Accrued taxes, other than income taxes	11,029	7,307
Insurance liabilities	6,677	7,694
Accrued interest	3,605	2,202
Accrued commissions	1,263	1,416
Other	5,974	7,422
	$45,388	$44,504

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
5.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerators:
Net loss	$(15,271)	$(24,626)	$(31,081)	$(429,667)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(15,271)	(24,626)	(31,081)	(429,667)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(15,271)	$(24,626)	$(31,081)	$(429,667)

Denominators:
Weighted average number of common shares outstanding	61,335	60,987	61,252	60,879
Less: Weighted average number of unvested restricted stock awards outstanding	(1,018)	(1,148)	(1,045)	(1,132)
Denominator for basic and diluted net loss per share	60,317	59,839	60,207	59,747

Net loss per share:
Basic	$(0.25)	$(0.41)	$(0.52)	$(7.19)
Diluted	(0.25)	(0.41)	(0.52)	(7.19)
The calculation of diluted net loss per share for the three and six months ended June 30, 2021 excluded 437 thousand shares and 468 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and six months ended June 30, 2020 excluded 596 thousand shares and 613 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded due to, among other factors, their antidilutive effect.
6.    Long-term Debt
As of June 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Revolving credit facilities(1)	$—	$18,408
2026 Notes(2)	130,851	—
2023 Notes(3)	25,728	143,242
Promissory note	17,534	17,095
Other debt and finance lease obligations	4,472	4,792
Total debt	178,585	183,537
Less: Current portion	(18,231)	(17,778)
Total long-term debt	$160,354	$165,759
____________________
(1)Presented net of $0.6 million of unamortized debt issuance costs as of December 31, 2020. Unamortized debt issuance costs of $3.1 million as of June 30, 2021 are presented in Other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of June 30, 2021.
(3)The outstanding principal amount of the 2023 Notes was $26.0 million and $157.4 million as of June 30, 2021 and December 31, 2020, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Revolving Credit Facilities
ABL Facility
On February 10, 2021, the Company entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation. Concurrent with entering into this facility, the Company's former senior secured revolving credit facility (discussed below) was terminated. On March 16, 2021, the Company entered into an amendment to the ABL Facility that permitted the Company to incur the indebtedness represented by the 2026 Notes.
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
As of June 30, 2021, the Company had $17.3 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of June 30, 2021 was $50.3 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of June 30, 2021, the Company was in compliance with its debt covenants under the ABL Agreement.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2026 Notes
On March 19, 2021, the Company issued $135 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes at a discount, with the balance added to cash on-hand.
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
If specified change in control events involving the Company as defined in the 2026 Indenture occur, then noteholders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest. Additionally, the 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of June 30, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2023 Notes
On January 30, 2018, the Company issued $200 million aggregate principal amount of the 2023 Notes, pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The 2023 Notes bear interest at a rate of 1.50% per year and will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2023 Indenture. The Company's intent is to repay the principal amount of the Notes in cash and settle the conversion feature in shares of the Company's common stock.
The initial carrying amount of the 2023 Notes recorded in the consolidated balance sheet was less than their $200 million principal amount, in accordance with then-applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that did not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which was amortized as interest expense over the term of the 2023 Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, prior to the Company's adoption of the ASU 2020-06 revision to accounting guidance for convertible instruments effective January 1, 2021, the interest expense recognized on the 2023 Notes for accounting purposes was based on an effective interest rate of approximately 6%, which was greater than the cash interest the Company is obligated to pay. See Note 2, "Recent Accounting Pronouncement," for discussion of ASU 2020-06, which changed the Company's method of accounting for the 2023 Notes upon adoption.
The following table provides details with respect to the carrying amount of the 2023 Notes in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of the liability component	$25,969	$157,369
Less: Unamortized discount	—	12,308
Less: Unamortized issuance costs	241	1,819
Net carrying amount of the liability component	$25,728	$143,242

Net carrying amount of the equity component	n.a.	$25,683
The following table presents the Company's purchases of outstanding 2023 Notes during the three- and six-month periods ended June 30, 2021 and 2020, with non-cash gains included within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gain Recognized
Three months ended June 30,
2021	$6,400	$6,337	$5,952	$385
2020	11,981	10,637	5,858	4,779
Six months ended June 30,
2021	$131,400	$129,974	$125,952	$4,022
2020	17,681	15,374	10,595	4,779
Since December 31, 2018, the Company has purchased a cumulative $174.0 million principal amount of the outstanding 2023 Notes for $152.8 million in cash.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Promissory Note
In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company has provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. The Company has incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and believes that the maturity date of such note is extended until the resolution of such indemnity claims and that it is permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million as of June 30, 2021, which is its current best estimate of what is owed after set-off for such indemnification matters. See Note 13, "Commitments and Contingencies."
7.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes and 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of June 30, 2021 was $24.4 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $26.0 million. The estimated fair value of the 2026 Notes as of June 30, 2021 was $146.0 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
8.    Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2021 (in thousands):

Shares of common stock outstanding – December 31, 2020	61,005
Restricted stock awards, net of forfeitures	619
Shares withheld for taxes on vesting of stock awards and transferred to treasury	(225)
Shares of common stock outstanding – June 30, 2021	61,399
As of June 30, 2021 and December 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
9.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, decreased from $71.4 million at December 31, 2020 to $69.8 million at June 30, 2021, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of the Company's operating segments. For the six months ended June 30, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil.
As of June 30, 2021, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar strengthened by 1% and 4%, respectively, compared to the exchange rates at December 31, 2020, contributing to other comprehensive income of $1.6 million reported for the six months ended June 30, 2021. During the first six months of 2020, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 6% and 27%, respectively, compared to the exchange rate at December 31, 2019, contributing to other comprehensive loss of $16.0 million reported for the six months ended June 30, 2020.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
10.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the six months ended June 30, 2021 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2020	530	1,087	287
Granted	—	596	245
Vested	—	(597)	(70)
Forfeited	(134)	(46)	(42)
Outstanding – June 30, 2021	396	1,040	420
Weighted average grant date fair value (2021 awards)	$—	$6.78	$6.84
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
During the first quarters of 2021 and 2020, the Company issued conditional long-term cash incentive awards ("Cash Awards") of $1.5 million and $1.5 million (adjusted for forfeitures), respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $3.1 million for the 2021 Cash Award and from zero to a maximum of $3.0 million for the 2020 Cash Award. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2021 and 2020 Cash Awards is limited to their targeted award value ($1.5 million) if the Company's total stockholder return is negative over the performance period. The obligations, if any, related to the Cash Awards are classified as liabilities and recognized over the vesting period.
Stock-based compensation expense recognized during the three and six months ended June 30, 2021 totaled $1.9 million and $4.7 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2020 totaled $2.1 million and $3.3 million, respectively. As of June 30, 2021, there was $9.6 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
On May 11, 2021, the Company’s stockholders approved the Amended and Restated Equity Participation Plan of Oil States International, Inc., which provided for a 4.5 million increase in the number of shares authorized for issuance under the plan.
11.    Income Taxes
For the three months ended June 30, 2021, the Company's income tax benefit was $3.2 million on a pre-tax loss of $18.5 million, which included certain non-deductible expenses. This compares to an income tax benefit of $6.9 million on a pre-tax loss of $31.5 million, which included certain non-deductible expenses, for the three months ended June 30, 2020.
For the six months ended June 30, 2021, the Company's income tax benefit was $5.5 million on a pre-tax loss of $36.6 million, which included certain non-deductible expenses. This compares to an income tax benefit of $46.4 million on a pre-tax loss of $476.1 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes, for the six months ended June 30, 2020. The impact of these non-deductible expenses in 2020 was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
12.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services. Financial information by operating segment for the three and six months ended June 30, 2021 and 2020 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2021
Offshore/Manufactured Products	$76,908	$5,557	$4,810	$792	$526,842
Downhole Technologies	26,760	4,521	(2,295)	197	279,324
Well Site Services(1)	42,056	10,642	(11,590)	1,877	216,498
Corporate	—	189	(8,543)	325	93,060
Total	$145,724	$20,909	$(17,618)	$3,191	$1,115,724

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2020
Offshore/Manufactured Products	$94,936	$5,476	$9,419	$457	$548,226
Downhole Technologies	14,965	5,619	(11,110)	1,165	308,942
Well Site Services(2)	36,344	13,368	(22,920)	1,923	270,803
Corporate	—	183	(8,723)	(511)	118,912
Total	$146,245	$24,646	$(33,334)	$3,034	$1,246,883
________________
(1)Operating loss included non-cash operating lease asset impairment charges of $2.8 million.
(2)Operating loss included a non-cash fixed asset impairment charge of $3.0 million.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2021
Offshore/Manufactured Products	$137,517	$11,026	$5,881	$1,255	$526,842
Downhole Technologies	52,190	8,910	(3,910)	280	279,324
Well Site Services(1)	81,606	22,110	(21,443)	5,207	216,498
Corporate	—	383	(17,908)	569	93,060
Total	$271,313	$42,429	$(37,380)	$7,311	$1,115,724

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2020
Offshore/Manufactured Products(2)	$186,108	$11,104	$(86,077)	$1,522	$548,226
Downhole Technologies(3)	56,030	11,203	(203,801)	2,814	308,942
Well Site Services(4)	123,801	28,404	(167,874)	4,975	270,803
Corporate	—	344	(17,384)	(396)	118,912
Total	$365,939	$51,055	$(475,136)	$8,915	$1,246,883
________________
(1)Operating loss included non-cash fixed and lease asset impairment charges of $3.4 million.
(2)Operating loss included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(3)Operating loss included a non-cash goodwill impairment charge of $192.5 million.
(4)Operating loss included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $8.2 million, respectively.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits recognized in first six months of 2021 and 2020.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Offshore/Manufactured Products		Downhole Technologies		Well Site Services		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Three months ended June 30
Major revenue categories -
Project-driven products	$31,826	$51,365	$—	$—	$—	$—	$31,826	$51,365
Short-cycle:
Completion products and services	10,447	4,739	26,760	14,965	39,083	36,175	76,290	55,879
Drilling services	—	—	—	—	2,973	169	2,973	169
Other products	5,583	6,634	—	—	—	—	5,583	6,634
Total short-cycle	16,030	11,373	26,760	14,965	42,056	36,344	84,846	62,682
Other products and services	29,052	32,198	—	—	—	—	29,052	32,198
	$76,908	$94,936	$26,760	$14,965	$42,056	$36,344	$145,724	$146,245

	Offshore/Manufactured Products		Downhole Technologies		Well Site Services		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Six months ended June 30
Major revenue categories -
Project-driven products	$53,200	$88,153	$—	$—	$—	$—	$53,200	$88,153
Short-cycle:
Completion products and services	18,561	18,416	52,190	56,030	77,882	119,101	148,633	193,547
Drilling services	—	—	—	—	3,724	4,700	3,724	4,700
Other products	9,719	15,054	—	—	—	—	9,719	15,054
Total short-cycle	28,280	33,470	52,190	56,030	81,606	123,801	162,076	213,301
Other products and services	56,037	64,485	—	—	—	—	56,037	64,485
	$137,517	$186,108	$52,190	$56,030	$81,606	$123,801	$271,313	$365,939
Revenues from products and services transferred to customers over time accounted for approximately 61% and 63% of consolidated revenues for each of the six months ended June 30, 2021 and 2020, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2021, the Company had $158 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 33% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2021, with an additional 33% in 2022 and the balance thereafter.
13.    Commitments and Contingencies
During the first half of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effect of the COVID-19 pandemic and related economic, business and market disruptions remains uncertain. The most direct and immediate impact that the Company has experienced and expects to continue to experience from the COVID-19 pandemic is decreased demand for and pricing of its products and services due to lower activity levels by its customers resulting from the reduction in the demand for crude oil. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread reimposition of these or similar restrictions could result in reductions in the price of and demand for crude oil and thus, the demand for the Company's products and services, as well as delays in or inability of the Company to fulfill its contractual obligations to customers, logistic constraints, increases in the Company's costs, workforce shortages and unavailability of raw materials. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, the resulting governmental restrictions and the related impact on the prices of and the demand for crude oil and the U.S. and global economy and capital markets remains uncertain.

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
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company believes that the Seller is required to indemnify and hold the Company harmless against the amount of this and other settlements and related costs of $7.5 million, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company believes that its agreements with the Seller allow it to set-off such amounts against payments due under the $25.0 million promissory note and that, because the Company has asserted indemnification claims, the maturity date of such note is extended until the resolution of such claims. Accordingly, the Company reduced the carrying amount of such note in its consolidated balance sheets to $17.5 million as of June 30, 2021, which is the Company's current best estimate of what is owed after set-off for such indemnification matters.
In August 2020, the Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries in federal court alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. Additionally, the Seller alleged that it was entitled to approximately $19.0 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. The Company denies the validity of these breach of contract claims and plans to vigorously defend against this lawsuit.

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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our Company:
•public health crises, such as the Coronavirus Disease 2019 ("COVID-19") pandemic, which has negatively impacted the global economy, and correspondingly, demand for crude oil;
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
•the financial health of our customers;
•the impact of environmental matters, including executive actions and regulatory or legislative efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally;
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
•our ability to increase prices to our customers as our costs increase;
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
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, and these conditions caused rapid reductions to most of our customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. While the prices of and demand for crude oil have increased significantly since reaching record low levels in April 2020, with crude oil inventory levels moderating, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels.
Following the unprecedented events in March 2020, we immediately began aggressive implementation of cost reduction initiatives in an effort to reduce our expenditures to protect the financial health of our company, stabilize our cash flows and protect liquidity. In addition, as discussed in more detail below and under "– ABL Facility," "– 2023 Notes," and "– 2026 Notes," we completed two significant financing transactions during the first quarter of 2021, which served to extend the maturity profile of our debt and provide greater access to liquidity.
On February 10, 2021, we entered into a new $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory. The ABL Facility matures in February 2025. Concurrent with entering into the ABL Facility, our former senior secured revolving credit facility was terminated. On March 16, 2021, we secured an amendment that permitted us to incur the indebtedness represented by the 2026 Notes discussed below.
On March 19, 2021, we issued $135.0 million aggregate principal amount of our 4.75% convertible senior notes due 2026 (the "2026 Notes"). Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The 2026 Notes will mature on April 1, 2026 and bear interest at an annual rate of 4.75%, which is payable semi-annually on April 1 and October 1. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of our outstanding 1.50% convertible senior notes due 2023 (the "2023 Notes") at a discount, with the balance added to cash on-hand.
Additionally, as discussed in more detail under "– 2023 Notes," during the second quarter of 2021, we purchased $6.4 million principal amount of our 2023 Notes for $6.0 million in cash.

Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2021	$61.04	$68.98
2020	$50.27	$29.70	$42.91	$44.32	$41.96
WTI Crude (per bbl)
2021	$58.09	$66.19
2020	$45.34	$27.96	$40.89	$42.52	$39.16
Henry Hub Natural Gas (per MMBtu)
2021	$3.50	$2.95
2020	$1.91	$1.70	$2.00	$2.52	$2.03
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On July 23, 2021, Brent crude oil, WTI crude oil and natural gas spot prices closed at $72.24 per barrel, $74.86 per barrel and $4.11 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on July 23, 2021 was 491 rigs, 9% above the second quarter 2021 average.
Overview
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 39% of Offshore/Manufactured Products segment sales in the first six months of 2021 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies ("IOCs") and state-run national oil companies ("NOCs")) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment totaled $214 million as of June 30, 2021, with quarterly bookings totaling $65 million, yielding a quarterly book-to-bill ratio of 0.9x and a year-to-date ratio of 1.0x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2021	$226	$214
2020	$267	$235	$227	$219
2019	$234	$283	$293	$280
Our Downhole Technologies segment, comprised of the GEODynamics, Inc. ("GEODynamics") business we acquired in 2018, provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary toe valve and frac plug products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.

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

		Average for the
	As of July 23, 2021	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
United States:
Land – Oil	370	339	293	314	472
Land – Natural gas and other	104	97	84	94	98
Offshore	17	14	15	15	18
	491	450	392	423	588
International:
Land		630	651	649	837
Offshore		178	207	173	227
		808	858	822	1,064
		1,258	1,250	1,245	1,652
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2021, oil-directed drilling accounted for 79% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. Since August 14, 2020, the U.S. rig count has increased 93% to 470 rigs as of June 30, 2021. As can be derived from the table above, the average U.S. rig count for the three months ended June 30, 2021 increased by 58 rigs, or 15%, compared to the average for the three months ended June 30, 2020.
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our products and services, has adversely affected our results of operations, cash flows and financial position. If the current pricing environment for crude oil declines from current levels, our customers may be required to further reduce their capital expenditures, causing declines in the demand for and prices of our products and services, which would adversely affect our results of operations, cash flows and financial position.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 13, "Commitments and Contingencies."

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
Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2020 in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.

Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
Revenues:
Products	$78,038	$82,643	$(4,605)	$139,483	$185,623	$(46,140)
Services	67,686	63,602	4,084	131,830	180,316	(48,486)
	145,724	146,245	(521)	271,313	365,939	(94,626)
Costs and expenses:
Product costs	63,926	68,088	(4,162)	113,389	157,834	(44,445)
Service costs	53,706	59,995	(6,289)	106,553	167,851	(61,298)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	117,632	128,083	(10,451)	219,942	325,685	(105,743)
Selling, general and administrative expenses	22,092	23,992	(1,900)	43,317	50,116	(6,799)
Depreciation and amortization expense	20,909	24,646	(3,737)	42,429	51,055	(8,626)
Impairments of goodwill(2)	—	—	—	—	406,056	(406,056)
Impairments of fixed and lease assets(3)	2,794	2,992	(198)	3,444	8,190	(4,746)
Other operating income, net	(85)	(134)	49	(439)	(27)	(412)
	163,342	179,579	(16,237)	308,693	841,075	(532,382)
Operating loss	(17,618)	(33,334)	15,716	(37,380)	(475,136)	437,756

Interest expense, net	(2,699)	(4,179)	1,480	(5,024)	(7,683)	2,659
Other income(4)	1,820	5,994	(4,174)	5,780	6,768	(988)
Loss before income taxes	(18,497)	(31,519)	13,022	(36,624)	(476,051)	439,427
Income tax benefit(5)	3,226	6,893	(3,667)	5,543	46,384	(40,841)
Net loss	$(15,271)	$(24,626)	$9,355	$(31,081)	$(429,667)	$398,586

Net loss per share:
Basic	$(0.25)	$(0.41)		$(0.52)	$(7.19)
Diluted	(0.25)	(0.41)		(0.52)	(7.19)

Weighted average number of common shares outstanding:
Basic	60,317	59,839		60,207	59,747
Diluted	60,317	59,839		60,207	59,747
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
(3)During the first quarter of 2021 and 2020, our Well Site Services segment recognized non-cash impairment charges of $0.7 million and $5.2 million, respectively, to reduce the carrying value of the segment's fixed assets to their estimated realizable value. During the second quarter of 2021, our Well Site Services segment recognized non-cash impairment charges of $2.8 million to reduce the carrying value of certain of the segment's operating lease assets to their estimated realizable value. During the second quarter of 2020, our Well Site Services segment recognized a non-cash impairment charge of $3.0 million to reduce the carrying value of the segment's fixed assets to their estimated realizable value.
(4)During the first quarter of 2021, we recognized non-cash gains of $3.6 million in connection with our purchases of $125.0 million principal amount of our 2023 Notes. During the second quarter of 2021, we recognized non-cash gains of $0.4 million in connection with our purchases of $6.4 million principal amount of our 2023 Notes. During the second quarter of 2020, we recognized non-cash gains of $4.8 million in connection with our purchases of $12.0 million principal amount of our 2023 Notes.
(5)During the first quarter of 2020, we recognized a discrete tax benefit of $14.8 million related to U.S. net operating loss carrybacks under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
See Note 3, "Asset Impairments and Other Restructuring Items," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Long-term Debt," and Note 11, "Income Taxes," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first six months of 2021 and 2020.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services. Supplemental unaudited financial information by operating segment for the three and six months ended June 30, 2021 and 2020 is summarized below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
Revenues
Offshore/Manufactured Products	$76,908	$94,936	$(18,028)	$137,517	$186,108	$(48,591)
Downhole Technologies	26,760	14,965	11,795	52,190	56,030	(3,840)
Well Site Services	42,056	36,344	5,712	81,606	123,801	(42,195)
Total	$145,724	$146,245	$(521)	$271,313	$365,939	$(94,626)

Operating income (loss)
Offshore/Manufactured Products(1)	$4,810	$9,419	$(4,609)	$5,881	$(86,077)	$91,958
Downhole Technologies(2)	(2,295)	(11,110)	8,815	(3,910)	(203,801)	199,891
Well Site Services(3)	(11,590)	(22,920)	11,330	(21,443)	(167,874)	146,431
Corporate	(8,543)	(8,723)	180	(17,908)	(17,384)	(524)
Total	$(17,618)	$(33,334)	$15,716	$(37,380)	$(475,136)	$437,756
________________
(1)Operating loss in the first quarter of 2020 included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(2)Operating loss in the first quarter of 2020 included a non-cash goodwill impairment charge of $192.5 million.
(3)Operating loss in the first quarter of 2021 included non-cash fixed asset impairment charges of $0.7 million. Operating loss in the second quarter of 2021 included non-cash operating lease asset impairment charges of $2.8 million. Operating loss in the first quarter of 2020 included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $5.2 million, respectively. Operating loss in the second quarter of 2020 included a non-cash fixed asset impairment charge of $3.0 million.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first six months of 2021 and 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Consolidated Operating Results
We reported a net loss for the three months ended June 30, 2021 of $15.3 million, or $0.25 per share. The second quarter 2021 loss included non-cash operating lease asset impairment charges of $2.8 million ($2.2 million after-tax, or $0.04 per share), restructuring charges of $2.6 million ($2.0 million after-tax, or $0.03 per share) and non-cash gains on extinguishment of 2023 Notes of $0.4 million ($0.3 million after-tax, or $0.01 per share). These results compare to a net loss for the three months ended June 30, 2020 of $24.6 million, or $0.41 per share. The reported second quarter 2020 loss included: $5.4 million ($4.3 million after-tax, or $0.07 per share) of severance and restructuring costs; non-cash fixed asset impairment charges of $3.0 million ($2.4 million after-tax, or $0.04 per share); $2.2 million ($1.7 million after-tax, or $0.03 per share) in bad debt provisions related to customer bankruptcies; and non-cash gains of $4.8 million ($3.8 million after-tax, or $0.06 per share) associated with debt extinguishment.
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic and ongoing uncertainties related to future crude oil demand and supply. Customer-driven activity has improved off of 2020's low levels but could remain tempered over the balance of 2021 given uncertainty around the timing of demand recovery to pre-COVID-19 levels due to the ongoing nature of the COVID-19 pandemic. If the pricing environment for crude oil declines from current levels, our customers may be required to moderate or reduce their planned capital expenditures, leading to declines in the demand for and prices of our products and services.
During the second quarter of 2021, we recognized an aggregate $2.8 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program. We continue to evaluate additional benefits potentially available to us under the CARES Act.
Revenues. Consolidated total revenues in the second quarter of 2021 were relatively consistent with the level reported in the second quarter of 2020, but were up 16% sequentially.
Consolidated product revenues in the second quarter of 2021 decreased $4.6 million, or 6%, from the second quarter of 2020, driven by reduced project-driven customer demand for connector products, partially offset by an increase in U.S. land-based customer activity. Consolidated service revenues in the second quarter of 2021 increased $4.1 million, or 6%, from the second quarter of 2020 due primarily to higher customer spending in the U.S. shale play regions as activity recovers from the 2020 COVID-19 induced lows. As can be derived from the following table, 58% of our consolidated revenues in the second quarter of 2021 were derived from sales of our short-cycle product and service offerings, which compares to 43% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2021 and 2020 (in thousands):

	Offshore/ Manufactured Products		Downhole Technologies		Well Site Services		Total
Three months ended June 30	2021	2020	2021	2020	2021	2020	2021	2020
Major revenue categories -
Project-driven products	$31,826	$51,365	$—	$—	$—	$—	$31,826	$51,365
Short-cycle:
Completion products and services	10,447	4,739	26,760	14,965	39,083	36,175	76,290	55,879
Drilling services	—	—	—	—	2,973	169	2,973	169
Other products	5,583	6,634	—	—	—	—	5,583	6,634
Total short-cycle	16,030	11,373	26,760	14,965	42,056	36,344	84,846	62,682
Other products and services	29,052	32,198	—	—	—	—	29,052	32,198
	$76,908	$94,936	$26,760	$14,965	$42,056	$36,344	$145,724	$146,245

Percentage of total revenue by type -
Products	72%	73%	85%	90%	—%	—%	54%	57%
Services	28%	27%	15%	10%	100%	100%	46%	43%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $10.5 million, or 8%, in the second quarter of 2021 compared to the second quarter of 2020.
Consolidated product costs in the second quarter of 2021, decreased $4.2 million, or 6%, from the second quarter of 2020. Consolidated service costs in the second quarter of 2021, decreased $6.3 million, or 10%, from the second quarter of 2020 due to implemented cost saving measures.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $1.9 million, or 8%, in the second quarter of 2021 from the second quarter of 2020 due primarily to reductions in personnel, compensation levels and bad debt expense along with other implemented cost reduction measures, partially offset by $2.1 million in restructuring charges recognized during the current quarter.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.7 million, or 15%, in the second quarter of 2021 compared to the prior-year quarter, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Impairments of Fixed and Lease Assets. During the second quarters of 2021 and 2020, our Well Site Services segment recorded non-cash impairment charges of $2.8 million and $3.0 million, respectively, to reduce the carrying value of certain of the segment's fixed and lease assets to their estimated realizable value.
Operating Income (Loss). Our consolidated operating loss was $17.6 million in the second quarter of 2021, which included $2.8 million of non-cash operating lease asset impairment charges and $2.6 million of restructuring charges. This compares to a consolidated operating loss of $33.3 million recognized in the second quarter of 2020, which included $5.4 million of severance and restructuring charges and $3.0 million of non-cash fixed asset impairment charges.
Interest Expense, Net. Net interest expense was $2.7 million in the second quarter of 2021, which compares to $4.2 million in the same period of 2020. Interest expense, which included amortization of deferred financing costs in 2021 and amortization of debt discount and deferred financing costs in 2020, as a percentage of total debt outstanding was approximately 6% in the second quarter of 2021 and 2020.
Other Income, Net. Net other income for second quarter of 2021 included non-cash gains of $0.4 million recognized in connection with our purchases of $6.4 million principal amount of our 2023 Notes for $6.0 million in cash. Net other income for second quarter of 2020 included non-cash gains of $4.8 million recognized in connection with our purchases of $12.0 million principal amount of our 2023 Notes for $5.9 million in cash.
Income Tax. For the three months ended June 30, 2021, our income tax benefit was $3.2 million, or 17% of the pre-tax loss of $18.5 million, which included certain non-deductible expenses. This compares to an income tax benefit of $6.9 million, or 22% of the pre-tax loss of $31.5 million for the three months ended June 30, 2020, which also included certain expenses that are not deductible for income tax purposes.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive income was $3.2 million in the second quarter of 2021 compared to loss of $1.2 million in the second quarter of 2020 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the three months ended June 30, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to Brazil. During the second quarter of 2021, the exchange rate for the Brazilian real strengthened compared to the U.S. dollar. This compares to the second quarter of 2020, when the exchange rate for the Brazilian real weakened compared to the U.S. dollar.

Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $18.0 million, or 19%, in the second quarter of 2021 compared to the second quarter of 2020 due primarily to a reduction in sales of its connector products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $4.8 million in the second quarter of 2021, compared to operating income of $9.4 million in the second quarter of 2020, with the impact of the year-over-year decrease in revenues partially offset by implemented cost reduction measures.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $214 million as of June 30, 2021, with second quarter 2021 bookings of $65 million and a quarterly book-to-bill ratio of 0.9x.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $11.8 million, or 79%, in the second quarter of 2021 from the prior-year period due primarily to an increase in U.S. land-based customer completion activity.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $2.3 million in the second quarter of 2021 compared to an operating loss of $11.1 million in the prior-year period, driven by the significant increase in revenues and implemented cost reduction measures. The second quarter 2020 results included a $1.5 million bad debt provision on a receivable from a customer claiming bankruptcy protection and $1.3 million in severance and restructuring costs.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $5.7 million, or 16%, in the second quarter of 2021 compared to the prior-year quarter, driven by higher customer drilling, completion and production activity.
Operating Loss. Our Well Site Services segment reported an operating loss of $11.6 million in the second quarter of 2021, which included $2.4 million in restructuring charges and $2.8 million of non-cash operating lease asset impairment charges. The segment reported an operating loss of $22.9 million in the second quarter of 2020, which included $3.5 million in severance and restructuring costs and $3.0 million of non-cash fixed asset impairment charges. Excluding these charges, our Well Site Services operating loss decreased $10.0 million from the prior-year period due to the increase in revenues and implemented cost reduction measures.
Corporate
Corporate expenses decreased $0.2 million, or 2%, in the second quarter of 2021 from the prior-year period.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Consolidated Operating Results
We reported a net loss for the six months ended June 30, 2021 of $31.1 million, or $0.52 per share. The reported first half of 2021 loss included non-cash impairment charges of $3.4 million ($2.7 million after-tax, or $0.05 per share) associated with write-downs of fixed and lease assets, $6.0 million ($4.7 million after-tax, or $0.08 per share) of severance and restructuring costs and non-cash gains of $4.0 million ($3.2 million after-tax, or $0.05 per share) associated with debt extinguishment. These results compare to a net loss for the six months ended June 30, 2020 of $429.7 million, or $7.19 per share, which included: non-cash impairment charges totaling $439.5 million ($413.4 million after-tax, or $6.92 per share) related to write-downs of goodwill, inventories and fixed assets; $6.1 million ($4.8 million after-tax, or $0.08 per share) of severance and restructuring costs; $2.2 million ($1.7 million after-tax, or $0.03 per share) in bad debt provisions related to customer bankruptcies; non-cash gains of $4.8 million ($3.8 million after-tax, or $0.06 per share) associated with debt extinguishment; and a discrete tax benefit of $14.8 million, or $0.25 per share, associated with the carryback of tax losses allowed under the CARES Act.
Our reported results of operations reflect the negative impact of the unprecedented decline in crude oil prices starting in March and April of 2020 stemming from the global response to the COVID-19 pandemic and ongoing uncertainties related to future crude oil demand and supply. Customer-driven activity has improved off of 2020's low levels but could remain tempered over the balance of 2021 given uncertainty around the timing of demand recovery to pre-COVID-19 levels. If the pricing environment for crude oil declines from current levels, our customers may be required to moderate or reduce their planned capital expenditures, leading to declines in the demand for and prices of our products and services.
During the first half of 2021, we recognized an aggregate $7.6 million reduction of payroll tax expense (recognized within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program. During the first half of 2020, we also recognized a discrete income tax benefit of $14.8 million related to U.S. net operating loss carrybacks under provisions of the CARES Act. We continue to evaluate additional benefits potentially available to us under the CARES Act.
Revenues. Consolidated total revenues in the first six months of 2021 decreased $94.6 million, or 26%, from the first six months of 2020.
Consolidated product revenues in the first six months of 2021 decreased $46.1 million, or 25%, from the first six months of 2020, driven by the significant decline in U.S. land-based customer activity beginning in March 2020 and reduced project-driven customer demand for connector products. Consolidated service revenues in the first six months of 2021 decreased $48.5 million, or 27%, from the first six months of 2020 due primarily to higher customer spending in the U.S. shale play regions in the first quarter of 2020, prior to the significant impact of the COVID-19 pandemic on our operating results. As can be derived from the following table, 60% of our consolidated revenues in the first six months of 2021 were derived from sales of our short-cycle product and service offerings, which compares to 58% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2021 and 2020 (in thousands):

	Offshore/ Manufactured Products		Downhole Technologies		Well Site Services		Total
Six months ended June 30	2021	2020	2021	2020	2021	2020	2021	2020
Major revenue categories -
Project-driven products	$53,200	$88,153	$—	$—	$—	$—	$53,200	$88,153
Short-cycle:
Completion products and services	18,561	18,416	52,190	56,030	77,882	119,101	148,633	193,547
Drilling services	—	—	—	—	3,724	4,700	3,724	4,700
Other products	9,719	15,054	—	—	—	—	9,719	15,054
Total short-cycle	28,280	33,470	52,190	56,030	81,606	123,801	162,076	213,301
Other products and services	56,037	64,485	—	—	—	—	56,037	64,485
	$137,517	$186,108	$52,190	$56,030	$81,606	$123,801	$271,313	$365,939

Percentage of total revenue by type -
Products	69%	72%	85%	91%	—%	—%	51%	51%
Services	31%	28%	15%	9%	100%	100%	49%	49%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $105.7 million, or 32%, in the first six months of 2021 compared to the first six months of 2020. Cost of revenues in the first six months of 2020 included provisions totaling $25.2 million for excess and obsolete inventory – driven by the unprecedented market downturn beginning in March of 2020. Excluding these provisions, consolidated cost of revenues decreased $80.5 million, or 27%, from the prior-year period.
Consolidated product costs in the first six months of 2021, decreased $44.4 million, or 28%, from the first six months of 2020, which included a provision of $12.0 million for excess and obsolete inventory. Excluding this charge, consolidated product costs decreased $32.5 million, or 22%, from the prior-year period. Consolidated service costs in the first six months of 2021, decreased $61.3 million, or 37%, from the first six months of 2020, which included provisions for excess and obsolete inventory of $13.2 million. Excluding these charges, consolidated service costs decreased $48.0 million, or 31%, from the prior-year period.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $6.8 million, or 14%, in the first six months of 2021 from the first six months of 2020 due primarily to reductions in personnel, compensation levels, travel and bad debt expenses along with other implemented cost reduction measures, partially offset by $3.7 million in severance and restructuring costs recognized in the first half of 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.6 million, or 17%, in the first six months of 2021 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
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
Impairments of Fixed and Lease Assets. During the first six months of 2021 and 2020, our Well Site Services segment recorded non-cash impairment charges of $3.4 million and $8.2 million, respectively, to reduce the carrying value of certain of the segment's fixed and lease assets to their estimated realizable value.
Operating Income (Loss). Our consolidated operating loss was $37.4 million in the first six months of 2021, which included $3.4 million of non-cash asset impairment charges and $6.0 million of severance and restructuring costs. This compares to a consolidated operating loss of $475.1 million recognized in the first six months of 2020, which included the impact of $439.5 million non-cash asset impairment charges and $6.1 million in severance and restructuring costs.
Interest Expense, Net. Net interest expense was $5.0 million in the first six months of 2021, which compares to $7.7 million in the same period of 2020. Interest expense, which included amortization of deferred financing costs in 2021 and amortization of debt discount and deferred financing costs in 2020, as a percentage of total debt outstanding was approximately 5% in the first six months of 2021 and 6% in the first six months of 2020.
Other Income, Net. Net other income for the first six months of 2021 included non-cash gains of $4.0 million recognized in connection with our purchases of $131.4 million principal amount of our 2023 Notes for $126.0 million in cash. In the first six months of 2020, we recognized non-cash gains of $4.8 million recognized in connection with our purchases of $17.7 million principal amount of our 2023 Notes for $10.6 million in cash.
Income Tax. For the six months ended June 30, 2021, our income tax benefit was $5.5 million, or 15% of the pre-tax loss of $36.6 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $46.4 million, or 10% of the pre-tax loss of $476.1 million for the six months ended June 30, 2020, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. In the first six months of 2020, the impact of these non-deductible expenses was partially offset by a $14.8 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.

Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive income was $1.6 million in the first six months of 2021 compared to loss of $16.0 million in the first six months of 2020 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the six months ended June 30, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2021, the exchange rate for the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the first six months of 2020, when the exchange rate for both the British pound and Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues declined $48.6 million, or 26%, in the first six months of 2021 compared to the first six months of 2020 due primarily to a reduction in sales of its connector and short-cycle products and service activities.
Operating Income (Loss). Our Offshore/Manufactured Products segment reported operating income of $5.9 million in the first six months of 2021, which included $0.3 million of severance and restructuring charges. The segment reported an operating loss of $86.1 million in the first six months of 2020, which included severance and restructuring costs of $0.4 million and non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income decreased $10.8 million in the first six months of 2021 compared to the first six months of 2020, with the impact of the year-over-year decrease in revenues partially offset by implemented cost reduction measures.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $214 million as of June 30, 2021, a decrease of 2% from December 31, 2020. Bookings during first six months 2021 totaled $135 million, yielding a year-to-date book-to-bill ratio of 1.0x.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $3.8 million, or 7%, in the first six months of 2021 from the prior-year period due primarily to higher U.S. land-based customer completion activity during the first quarter of 2020, prior to the significant impact of the COVID-19 pandemic on our operating results.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $3.9 million in the first six months of 2021, which included $0.5 million of severance and restructuring charges. The segment reported an operating loss of $203.8 million in the prior-year period, which included severance and restructuring costs of $1.3 million and a non-cash goodwill impairment charge of $192.5 million. Excluding these charges, operating loss declined $6.6 million in the first six months of 2021 from the prior-year period due to implemented cost reduction measures.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $42.2 million, or 34%, in the first six months of 2021 compared to the prior-year period, driven by higher customer completion and production activity during the first quarter of 2020, prior to the significant impact of the COVID-19 pandemic on our operating results.
Operating Loss. Our Well Site Services segment reported an operating loss of $21.4 million in the first six months of 2021, which included $3.7 million in severance and restructuring costs and non-cash fixed and lease asset impairment charges of $3.4 million. The segment reported an operating loss of $167.9 million in the first six months of 2020, which included severance and restructuring costs of $4.1 million and non-cash impairment charges of $127.1 million related to goodwill, $9.0 million related to inventory and $8.2 million related to fixed assets. Excluding these charges, our Well Site Services operating loss decreased $5.2 million from the prior-year period due to implemented cost reduction measures.
Corporate
Corporate expenses increased $0.5 million, or 3%, in the first six months of 2021 from the prior-year period, with $1.6 million of severance costs incurred in the first six months of 2021 substantially offset by implemented cost reduction measures.

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
Operating Activities
Cash flows from operations totaling $13.9 million were generated during the first half of 2021, compared to $44.1 million generated by operations during the same period of 2020. During the first half of 2021, $5.2 million was provided by net working capital decreases, primarily due to an increase in accounts payable, partially offset by increases in accounts receivable and inventories. During the first half of 2020, $27.8 million was provided by net working capital decreases, primarily due to a reduction in accounts receivable, partially offset by decreases in accounts payable and accrued liabilities.
Investing Activities
Cash used in investing activities during the first half of 2021 totaled $4.2 million, compared to $3.8 million used in investing activities during the first half of 2020.
Capital expenditures totaled $7.3 million and $8.9 million during the first half of 2021 and 2020, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $3.4 million and $5.4 million during the six months ended June 30, 2021 and 2020, respectively.
We expect to spend approximately $15 million in capital expenditures during 2021. Whether planned expenditures will actually be made in 2021 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility.
Financing Activities
During the six months ended June 30, 2021, net cash of $19.1 million was used in financing activities including our purchases of $131.4 million principal amount of our 2023 Notes for cash totaling $126.0 million and $19.0 million of net repayments under our ABL Facility. Partially offsetting these uses was our issuance of $135.0 million principal amount of our 2026 Notes yielding net cash proceeds of $130.6 million. This compares to $5.0 million of cash provided by financing activities during the six months ended June 30, 2020, primarily as a result of $19.1 million in net borrowings under our former revolving credit facility, partially offset by our purchases of $17.7 million principal amount of our 2023 Notes for $10.6 million.
As of June 30, 2021, we had cash and cash equivalents totaling $62.7 million, which compared to $72.0 million as of December 31, 2020.
As of June 30, 2021, we had no borrowings outstanding under our ABL Facility (discussed below), $135.0 million principal amount of our 2026 Notes outstanding, $26.0 million principal amount of our 2023 Notes outstanding and other debt of $22.0 million. Our reported interest expense, which appropriately included amortization of deferred financing costs of $1.4 million during the first six months of 2021, was above our contractual cash interest expense. For the first six months of 2021, our contractual cash interest expense was $3.7 million, or approximately 4% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, stakeholder scrutiny of environmental, social and governance matters and other factors, many of which are beyond our control. In this regard, the effect of the COVID-19 pandemic has resulted in significant disruption of global financial markets. For companies like ours that support the energy industry, this disruption has been exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices during 2020, which has negatively impacted the value of our common stock; has and may continue to reduce our ability to access capital in the bank and capital markets; and has and may continue to result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.

ABL Facility. On February 10, 2021, we entered into the ABL Facility under which credit availability is subject to a borrowing base calculation. Concurrent with entering into the ABL Facility, we terminated our former revolving credit facility. On March 16, 2021, we entered into an amendment to the ABL Facility that permitted us to incur the indebtedness represented by the 2026 Notes.

The ABL Facility is governed by a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the unsecured promissory note to the seller of GEODynamics).
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
As of June 30, 2021, we had no borrowings outstanding under the ABL Facility and $17.3 million of outstanding letters of credit. The total amount available to be drawn as of June 30, 2021 was $50.3 million, calculated based on the current borrowing base less outstanding letters of credit.
Former Revolving Credit Facility. See Note 6, "Long-term Debt," for further information regarding our former revolving credit facility.
2026 Notes. On March 16, 2021, we issued $135 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 16, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
See Note 6, "Long-term Debt," for further information regarding the 2026 Notes. As of June 30, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
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
During the first six months of 2021, we purchased $131.4 million principal amount of the outstanding 2023 Notes for $126.0 million in cash. Since September 2019, we have purchased a cumulative $174.0 million principal amount of the 2023 Notes for $152.8 million in cash.
See Note 6, "Long-term Debt," for further information regarding the 2023 Notes. As of June 30, 2021, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.

Promissory Note. In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. We have provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. We have incurred settlement costs and expenses of $7.5 million related to such indemnification claims and believe that the maturity date of such note is extended until the resolution of such indemnity claims and that we are permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million as of June 30, 2021, which is our current best estimate of what is owed after set-off for indemnification matters. See Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 20% of our combined total debt and stockholders' equity as of June 30, 2021 and December 31, 2020.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Availability and Cost of Products
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.

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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2021, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2021, our reported foreign currency exchange losses were $0.1 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, decreased $1.6 million from $71.4 million as of December 31, 2020 to $69.8 million as of June 30, 2021, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2021	—	$—	—	$—
May 1 through May 31, 2021	—	—	—	—
June 1 through June 30, 2021	—	—	—	—
Total	—	$—	—
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

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	July 29, 2021	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)