Form 10-Q
period 2021-09-30
OIL STATES INTERNATIONAL, INC
filed 2021-11-01
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 22, 2021, the number of shares of common stock outstanding was 61,375,811.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Products	$70,409	$72,598	$209,892	$258,221
Services	70,119	62,161	201,949	242,477
	140,528	134,759	411,841	500,698

Costs and expenses:
Product costs	60,310	66,789	173,699	224,623
Service costs	56,897	53,822	163,450	221,673
Cost of revenues (exclusive of depreciation and amortization expense presented below)	117,207	120,611	337,149	446,296
Selling, general and administrative expense	20,078	21,389	63,395	71,505
Depreciation and amortization expense	19,657	24,251	62,086	75,306
Impairments of goodwill	—	—	—	406,056
Impairments of fixed and lease assets	—	—	3,444	8,190
Other operating income, net	(275)	(652)	(714)	(679)
	156,667	165,599	465,360	1,006,674
Operating loss	(16,139)	(30,840)	(53,519)	(505,976)

Interest expense, net	(2,569)	(3,549)	(7,593)	(11,232)
Other income, net	2,137	6,744	7,917	13,512
Loss before income taxes	(16,571)	(27,645)	(53,195)	(503,696)
Income tax benefit	3,529	7,676	9,072	54,060
Net loss	$(13,042)	$(19,969)	$(44,123)	$(449,636)

Net loss per share:
Basic	$(0.22)	$(0.33)	$(0.73)	$(7.52)
Diluted	(0.22)	(0.33)	(0.73)	(7.52)

Weighted average number of common shares outstanding:
Basic	60,377	59,871	60,264	59,788
Diluted	60,377	59,871	60,264	59,788
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,042)	$(19,969)	$(44,123)	$(449,636)

Other comprehensive income (loss):
Currency translation adjustments	(5,838)	3,357	(4,207)	(12,664)
Comprehensive loss	$(18,880)	$(16,612)	$(48,330)	$(462,300)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,561	$72,011
Accounts receivable, net	161,440	163,135
Inventories, net	178,078	170,376
Prepaid expenses and other current assets	15,919	18,071
Total current assets	422,998	423,593

Property, plant, and equipment, net	340,384	383,562
Operating lease assets, net	27,435	33,140
Goodwill, net	76,372	76,489
Other intangible assets, net	190,845	205,749
Other noncurrent assets	33,865	29,727
Total assets	$1,091,899	$1,152,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$18,234	$17,778
Accounts payable	49,128	46,433
Accrued liabilities	53,431	44,504
Current operating lease liabilities	7,004	7,620
Income taxes payable	1,945	2,413
Deferred revenue	42,512	43,384
Total current liabilities	172,254	162,132

Long-term debt	160,434	165,759
Long-term operating lease liabilities	26,598	29,166
Deferred income taxes	1,553	14,263
Other noncurrent liabilities	26,553	23,309
Total liabilities	387,392	394,629

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,897,645 shares and 73,288,976 shares issued, respectively	739	733
Additional paid-in capital	1,103,507	1,122,945
Retained earnings	301,437	329,327
Accumulated other comprehensive loss	(75,592)	(71,385)
Treasury stock, at cost, 12,521,834 and 12,283,817 shares, respectively	(625,584)	(623,989)
Total stockholders' equity	704,507	757,631
Total liabilities and stockholders' equity	$1,091,899	$1,152,260
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2021	$739	$1,101,959	$314,479	$(69,754)	$(625,489)	$721,934
Net loss	—	—	(13,042)	—	—	(13,042)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(3,273)	—	(3,273)
Currency translation adjustments on intercompany advances	—	—	—	(2,565)	—	(2,565)
Stock-based compensation expense:
Restricted stock	—	1,548	—	—	—	1,548
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(95)	(95)
Adoption of ASU 2020-06	—	—	—	—	—	—
Balance, September 30, 2021	$739	$1,103,507	$301,437	$(75,592)	$(625,584)	$704,507

Nine Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Net loss	—	—	(44,123)	—	—	(44,123)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(1,649)	—	(1,649)
Currency translation adjustments on intercompany advances	—	—	—	(2,558)	—	(2,558)
Stock-based compensation expense:
Restricted stock	6	6,245	—	—	—	6,251
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,595)	(1,595)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, September 30, 2021	$739	$1,103,507	$301,437	$(75,592)	$(625,584)	$704,507
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,123)	$(449,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	62,086	75,306
Impairments of goodwill	—	406,056
Impairments of inventories	2,113	31,151
Impairments of fixed and lease assets	3,444	8,190
Stock-based compensation expense	6,251	5,346
Amortization of debt discount and deferred financing costs	1,839	5,937
Deferred income tax benefit	(10,340)	(16,915)
Gains on extinguishment of 1.50% convertible senior notes	(4,022)	(10,721)
Gains on disposals of assets	(3,558)	(2,088)
Other, net	325	3,732
Changes in operating assets and liabilities:
Accounts receivable	1,112	67,371
Inventories	(10,767)	9,174
Accounts payable and accrued liabilities	13,708	(39,594)
Deferred revenue	(872)	31,114
Other operating assets and liabilities, net	3,376	6,719
Net cash flows provided by operating activities	20,572	131,142

Cash flows from investing activities:
Capital expenditures	(10,977)	(11,277)
Proceeds from disposition of property and equipment	6,160	8,984
Other, net	(511)	(444)
Net cash flows used in investing activities	(5,328)	(2,737)

Cash flows from financing activities:
Revolving credit facility borrowings	12,782	72,173
Revolving credit facility repayments	(31,782)	(105,104)
Issuance of 4.75% convertible senior notes	135,000	—
Purchases of 1.50% convertible senior notes	(125,952)	(20,078)
Other debt and finance lease repayments, net	(55)	(337)
Payment of financing costs	(7,785)	(962)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,595)	(2,675)
Net cash flows used in financing activities	(19,387)	(56,983)

Effect of exchange rate changes on cash and cash equivalents	(307)	(214)
Net change in cash and cash equivalents	(4,450)	71,208
Cash and cash equivalents, beginning of period	72,011	8,493
Cash and cash equivalents, end of period	$67,561	$79,701

Cash paid (received) for:
Interest	$2,785	$5,716
Income taxes, net	1,272	(37,393)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior-year amounts in the Company's unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
As further discussed in Note 13, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and the first nine months of 2021, the Company recorded asset impairments, severance and restructuring charges in response to these developments as further discussed in Note 3, "Asset Impairments and Other Restructuring Items." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity (referred to as "ASU 2020-06"). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as the Company's 1.50% convertible senior notes due 2023 (the "2023 Notes"), be allocated between debt and equity components. As permitted under the standard, the Company adopted the guidance on January 1, 2021, using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and a $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%. As further discussed in Note 5, "Long-term Debt," the Company issued $135.0 million principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") on March 19, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.

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
Demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, and these conditions caused rapid reductions to most of the Company's customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. While the prices of and demand for crude oil have increased significantly since reaching record low levels in April 2020, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels and operators' willingness to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around environmental, social and governance considerations.
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
During the second and third quarters of 2020, the Company further reduced its workforce and closed additional facilities in the United States and continued to assess the carrying value of its assets based on the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Second quarter 2020
Impairments of fixed assets	$—	$—	$2,992	$—	$2,992	$628	$2,364
Severance and restructuring costs	322	1,315	3,544	216	5,397	1,133	4,264

Third quarter 2020
Impairments of inventories (Note 4)	$—	$5,921	$—	$—	$5,921	$1,243	$4,678
Severance and restructuring costs	288	—	—	—	288	60	228

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
During the first nine months of 2021, the Company continued its restructuring efforts, closed additional facilities in the United States and continued to assess the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
First quarter 2021
Impairments of fixed assets	$—	$—	$650	$—	$650	$137	$513
Severance and restructuring costs	282	275	1,306	1,555	3,418	717	2,701

Second quarter 2021
Impairments of operating lease assets	$—	$—	$2,794	$—	$2,794	$587	$2,207
Severance and restructuring costs(1)	—	203	2,351	—	2,554	536	2,018

Third quarter 2021
Impairment of inventories (Note 4)	$—	$2,113	$—	$—	$2,113	$444	$1,669
Severance and restructuring costs	256	129	352	—	737	154	583
____________________
(1)Includes recognition of $1.9 million in additional lease-related liabilities associated with the exit of a long-term lease supporting the Well Site Services segment.
Additionally, during the three and nine months ended September 30, 2021, the Company recognized $1.2 million and $8.8 million, respectively, in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") employee retention credit program. The Company continues to evaluate any and all benefits potentially available to it under the CARES Act.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The Company performed its annual quantitative assessment of goodwill as of December 1, 2020, which indicated that the fair value of the Offshore/Manufactured Products segment was greater than its carrying amount and no additional provision for impairment was required. The Company's remaining goodwill within the segment totaled approximately $76.5 million as of September 30, 2021 and December 31, 2020.
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
During the nine months ended September 30, 2021, the Well Site Services segment recognized non-cash fixed and operating lease asset impairment charges of $3.4 million associated with the closure of additional facilities coupled with other management actions. During the nine months ended September 30, 2021, the segment also recorded an additional $1.9 million charge associated with the exit of a leased facility.
Should, among other events and circumstances, global economic and industry conditions deteriorate, the COVID-19 pandemic business and market disruptions continue, the outlook for future operating results and cash flow for any of the Company's segments decline, income tax rates increase or regulations change, climate and environmental regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or management implement strategic decisions based on industry conditions, the Company may need to recognize additional impairment losses in future periods.
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2021 and December 31, 2020 is presented below (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net:
Trade	$112,077	$109,294
Unbilled revenue	21,523	23,173
Contract assets	22,428	35,870
Other	11,672	3,102
Total accounts receivable	167,700	171,439
Allowance for doubtful accounts	(6,260)	(8,304)
	$161,440	$163,135

Allowance for doubtful accounts as a percentage of total accounts receivable	4%	5%

	September 30, 2021	December 31, 2020
Deferred revenue (contract liabilities)	$42,512	$43,384
As of September 30, 2021, accounts receivable, net in the United States and the United Kingdom represented 77% and 12%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of September 30, 2021.
For the nine months ended September 30, 2021, the $13.4 million net decrease in contract assets was primarily attributable to $34.6 million transferred to accounts receivable, which was partially offset by $21.1 million in revenue recognized during the period. Deferred revenue (contract liabilities) decreased by $0.9 million in the first nine months of 2021, primarily reflecting the recognition of $6.1 million of revenue that was deferred at the beginning of the period, partially offset by $5.3 million in new customer billings which were not recognized as revenue during the period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Allowance for doubtful accounts – January 1	$8,304	$8,745
Provisions	20	2,787
Write-offs	(2,200)	(2,490)
Other	136	1,158
Allowance for doubtful accounts – September 30	$6,260	$10,200

	September 30, 2021	December 31, 2020
Inventories, net:
Finished goods and purchased products	$90,558	$88,634
Work in process	33,852	27,063
Raw materials	93,779	95,410
Total inventories	218,189	211,107
Allowance for excess or obsolete inventory	(40,111)	(40,731)
	$178,078	$170,376
The Company recorded impairment charges totaling $25.2 million in the first quarter of 2020 to reduce the carrying value of inventories to their estimated net realizable value following the March 2020 decline in crude oil prices, which reduced the near-term utility of certain goods within the Offshore/Manufactured Products and Well Site Services segments.
During the third quarter of 2020, the Company recorded an impairment charge of $5.9 million to reduce the carrying value of inventories within the Downhole Technologies segment to their estimated net realizable value based on changes in expectations regarding the near-term utility, customer demand and market pricing of certain goods.
The Company recorded an impairment charge of $2.1 million in the third quarter of 2021 to reduce the carrying value of inventories within the Downhole Technologies segment to their estimated net realizable value based primarily on management's decision to exit a product offering.

	September 30, 2021	December 31, 2020
Property, plant and equipment, net:
Land	$33,622	$34,968
Buildings and leasehold improvements	260,772	267,072
Machinery and equipment	240,302	239,986
Completion-related rental equipment	504,890	507,755
Office furniture and equipment	32,936	35,767
Vehicles	75,119	81,607
Construction in progress	8,059	7,207
Total property, plant and equipment	1,155,700	1,174,362
Accumulated depreciation	(815,316)	(790,800)
	$340,384	$383,562
For the three months ended September 30, 2021 and 2020, depreciation expense was $14.7 million and $18.0 million, respectively. Depreciation expense was $46.7 million and $56.6 million for the nine months ended September 30, 2021 and 2020, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$168,283	$63,956	$104,327	$168,288	$55,380	$112,908
Patents/Technology/Know-how	78,692	31,497	47,195	75,920	26,124	49,796
Noncompete agreements	—	—	—	16,044	14,742	1,302
Tradenames and other	53,708	14,385	39,323	53,708	11,965	41,743
	$300,683	$109,838	$190,845	$313,960	$108,211	$205,749
For the three months ended September 30, 2021 and 2020, amortization expense was $4.9 million and $6.2 million, respectively. Amortization expense was $15.4 million and $18.7 million for the nine months ended September 30, 2021 and 2020, respectively.

	September 30, 2021	December 31, 2020
Other noncurrent assets:
Deferred compensation plan	$24,609	$22,801
Deferred financing costs	2,886	—
Deferred income taxes	1,281	1,280
Other	5,089	5,646
	$33,865	$29,727

	September 30, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$22,072	$18,463
Accrued taxes, other than income taxes	12,558	7,307
Insurance liabilities	6,684	7,694
Accrued interest	5,185	2,202
Accrued commissions	1,664	1,416
Other	5,268	7,422
	$53,431	$44,504

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
5.    Long-term Debt
As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving credit facilities(1)	$—	$18,408
2026 Notes(2)	131,071	—
2023 Notes(3)	25,765	143,242
Promissory note	17,534	17,095
Other debt and finance lease obligations	4,298	4,792
Total debt	178,668	183,537
Less: Current portion	(18,234)	(17,778)
Total long-term debt	$160,434	$165,759
____________________
(1)Presented net of $0.6 million of unamortized deferred financing costs as of December 31, 2020. Unamortized deferred financing costs of $2.9 million as of September 30, 2021 are presented in Other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of September 30, 2021.
(3)The outstanding principal amount of the 2023 Notes was $26.0 million and $157.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
Borrowings under the ABL Agreement bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin of 2.75% to 3.25% and subject to a LIBOR floor rate of 0.50%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. Quarterly, the Company must also pay a commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and the 2026 Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time: in the event that availability under the ABL Agreement is less than the greater of 15% of the borrowing base and $14.1 million; to complete certain specified transactions; or if an event of default has occurred and is continuing.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
As of September 30, 2021, the Company had $16.5 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2021 was $61.4 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of September 30, 2021, the Company was in compliance with its debt covenants under the ABL Agreement.
Former Revolving Credit Facility
Until its termination on February 10, 2021, the Company's former senior secured revolving credit facility was governed by a credit agreement which was scheduled to mature on January 30, 2022. On June 17, 2020, the Company entered into an omnibus amendment to the credit agreement, under which lender commitments were reduced in exchange for the suspension of certain financial covenants through March 30, 2021.
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
2026 Notes
On March 19, 2021, the Company issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes at a discount, with the balance added to cash on-hand.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature in shares of the Company's common stock.
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
If specified change in control events involving the Company as defined in the 2026 Indenture occur, then noteholders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest. Additionally, the 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of September 30, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of the 2023 Notes, pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. The 2023 Notes bear interest at a rate of 1.50% per year and will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2023 Indenture. The Company's intent is to repay the principal amount of the Notes in cash and settle the conversion feature in shares of the Company's common stock.
The initial carrying amount of the 2023 Notes recorded in the consolidated balance sheet was less than their principal amount, in accordance with then-applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that did not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which was amortized as interest expense over the term of the 2023 Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization, prior to the Company's adoption of the ASU 2020-06 revision to accounting guidance for convertible instruments effective January 1, 2021, the interest expense recognized on the 2023 Notes for accounting purposes was based on an effective interest rate of approximately 6%, which was greater than the cash interest the Company is obligated to pay. See Note 2, "Recent Accounting Pronouncement," for discussion of ASU 2020-06, which changed the Company's method of accounting for the 2023 Notes upon adoption.
The following table provides details with respect to the carrying amount of the 2023 Notes in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Principal amount of the liability component	$25,969	$157,369
Less: Unamortized discount	—	12,308
Less: Unamortized issuance costs	204	1,819
Net carrying amount of the liability component	$25,765	$143,242

Net carrying amount of the equity component	n.a.	$25,683

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following table presents the Company's purchases of outstanding 2023 Notes during the three and nine months ended September 30, 2021 and 2020, with non-cash gains included within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
Three Months Ended September 30,
2021	$—	$—	$—	$—
2020	17,200	15,425	9,483	5,942
Nine Months Ended September 30,
2021	$131,400	$129,974	$125,952	$4,022
2020	34,881	30,799	20,078	10,721
Since December 31, 2018, the Company has purchased a cumulative $174.0 million principal amount of the outstanding 2023 Notes for $152.8 million in cash.
Promissory Note
In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company has provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. The Company has incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and believes that the maturity date of such note is extended until the resolution of such indemnity claims and that it is permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million as of September 30, 2021, which is its current best estimate of what is owed after set-off for such indemnification matters. See Note 13, "Commitments and Contingencies."
6.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes and 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of September 30, 2021 was $24.6 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $26.0 million. The estimated fair value of the 2026 Notes as of September 30, 2021 was $132.9 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
7.    Stockholders' Equity
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2021 (in thousands):

Shares of common stock outstanding – December 31, 2020	61,005
Restricted stock awards, net of forfeitures	609
Shares withheld for taxes on vesting of stock awards and transferred to treasury	(238)
Shares of common stock outstanding – September 30, 2021	61,376
As of September 30, 2021 and December 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, increased from $71.4 million at December 31, 2020 to $75.6 million at September 30, 2021, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in currency exchange rates compared to the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. For the nine months ended September 30, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil.
As of September 30, 2021, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 1% and 5%, respectively, compared to the exchange rates at December 31, 2020, contributing to other comprehensive loss of $4.2 million reported for the nine months ended September 30, 2021. During the first nine months of 2020, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 2% and 29%, respectively, compared to the exchange rate at December 31, 2019, contributing to other comprehensive loss of $12.7 million reported for the nine months ended September 30, 2020.
9.    Income Taxes
For the three months ended September 30, 2021, the Company's income tax benefit was $3.5 million on a pre-tax loss of $16.6 million. This compares to an income tax benefit of $7.7 million on a pre-tax loss of $27.6 million, which included certain non-deductible expenses, for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, the Company's income tax benefit was $9.1 million on a pre-tax loss of $53.2 million, which included certain non-deductible expenses. This compares to an income tax benefit of $54.1 million on a pre-tax loss of $503.7 million, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes, for the nine months ended September 30, 2020. The impact of these non-deductible expenses in 2020 was partially offset by a $16.4 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.
10.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerators:
Net loss	$(13,042)	$(19,969)	$(44,123)	$(449,636)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(13,042)	(19,969)	(44,123)	(449,636)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(13,042)	$(19,969)	$(44,123)	$(449,636)

Denominators:
Weighted average number of common shares outstanding	61,378	61,028	61,294	60,928
Less: Weighted average number of unvested restricted stock awards outstanding	(1,001)	(1,157)	(1,030)	(1,140)
Denominator for basic and diluted net loss per share	60,377	59,871	60,264	59,788

Net loss per share:
Basic	$(0.22)	$(0.33)	$(0.73)	$(7.52)
Diluted	(0.22)	(0.33)	(0.73)	(7.52)

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of diluted net loss per share for the three and nine months ended September 30, 2021 excluded 394 thousand shares and 444 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2020 excluded 560 thousand shares and 595 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded due to, among other factors, their antidilutive effect.
11.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the nine months ended September 30, 2021 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2020	530	1,087	287
Granted	—	598	245
Vested	—	(633)	(70)
Forfeited	(142)	(59)	(42)
Outstanding – September 30, 2021	388	993	420
Weighted average grant date fair value (2021 awards)	$—	$6.78	$6.84
The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Performance-based stock awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives. The performance objective for performance-based awards granted in 2021 is the Company's cumulative EBITDA over a three-year period. The performance objective for outstanding awards granted in 2020 and 2019 is the Company's EBITDA growth rate over a three-year period.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2021 totaled $1.5 million and $6.3 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2020 totaled $2.1 million and $5.3 million, respectively. As of September 30, 2021, there was $7.5 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
On May 11, 2021, the Company’s stockholders approved the Amended and Restated Equity Participation Plan of Oil States International, Inc., which provided for a 4.5 million increase in the number of shares authorized for issuance under the plan.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
12.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services. Financial information by operating segment for the three and nine months ended September 30, 2021 and 2020 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2021
Offshore/Manufactured Products	$69,003	$5,662	$1,764	$677	$525,894
Downhole Technologies(1)	25,527	4,226	(5,035)	378	275,095
Well Site Services	45,998	9,531	(5,250)	2,203	210,601
Corporate	—	238	(7,618)	408	80,309
Total	$140,528	$19,657	$(16,139)	$3,666	$1,091,899

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2020
Offshore/Manufactured Products	$78,674	$5,401	$3,875	$686	$541,661
Downhole Technologies(2)	18,713	5,701	(12,594)	78	294,768
Well Site Services	37,372	12,930	(13,872)	1,579	253,881
Corporate	—	219	(8,249)	19	90,476
Total	$134,759	$24,251	$(30,840)	$2,362	$1,180,786
________________
(1)Operating loss included a non-cash inventory impairment charge of $2.1 million.
(2)Operating loss included a non-cash inventory impairment charge of $5.9 million.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2021
Offshore/Manufactured Products	$206,520	$16,688	$7,645	$1,932	$525,894
Downhole Technologies(1)	77,717	13,136	(8,945)	658	275,095
Well Site Services(2)	127,604	31,641	(26,693)	7,410	210,601
Corporate	—	621	(25,526)	977	80,309
Total	$411,841	$62,086	$(53,519)	$10,977	$1,091,899

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2020
Offshore/Manufactured Products(3)	$264,782	$16,505	$(82,202)	$2,208	$541,661
Downhole Technologies(4)	74,743	16,904	(216,395)	2,892	294,768
Well Site Services(5)	161,173	41,334	(181,746)	6,554	253,881
Corporate	—	563	(25,633)	(377)	90,476
Total	$500,698	$75,306	$(505,976)	$11,277	$1,180,786
________________
(1)Operating loss included a non-cash inventory impairment charge of $2.1 million.
(2)Operating loss included non-cash fixed and lease asset impairment charges of $3.4 million.
(3)Operating loss included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(4)Operating loss included non-cash goodwill and inventory impairment charges of $192.5 million and $5.9 million, respectively.
(5)Operating loss included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $8.2 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits recognized in first nine months of 2021 and 2020.
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Offshore/Manufactured Products		Downhole Technologies		Well Site Services		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30
Major revenue categories -
Project-driven products	$25,294	$41,004	$—	$—	$—	$—	$25,294	$41,004
Short-cycle:
Completion products and services	11,544	3,664	25,527	18,713	42,714	34,893	79,785	57,270
Drilling services	—	—	—	—	3,284	2,479	3,284	2,479
Other products	7,138	4,200	—	—	—	—	7,138	4,200
Total short-cycle	18,682	7,864	25,527	18,713	45,998	37,372	90,207	63,949
Other products and services	25,027	29,806	—	—	—	—	25,027	29,806
	$69,003	$78,674	$25,527	$18,713	$45,998	$37,372	$140,528	$134,759

	Offshore/Manufactured Products		Downhole Technologies		Well Site Services		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30
Major revenue categories -
Project-driven products	$78,494	$129,157	$—	$—	$—	$—	$78,494	$129,157
Short-cycle:
Completion products and services	30,105	22,080	77,717	74,743	120,596	153,994	228,418	250,817
Drilling services	—	—	—	—	7,008	7,179	7,008	7,179
Other products	16,857	19,254	—	—	—	—	16,857	19,254
Total short-cycle	46,962	41,334	77,717	74,743	127,604	161,173	252,283	277,250
Other products and services	81,064	94,291	—	—	—	—	81,064	94,291
	$206,520	$264,782	$77,717	$74,743	$127,604	$161,173	$411,841	$500,698
Revenues from products and services transferred to customers over time accounted for approximately 63% and 62% of consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2021, the Company had $153.2 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 21% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2021, with an additional 38% recognized in 2022 and the balance thereafter.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
13.    Commitments and Contingencies
During the first nine months of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effect of the COVID-19 pandemic and related economic, business and market disruptions remains uncertain. The most direct and immediate impacts that the Company continues to experience is decreased demand for and pricing of its products and services due to lower activity levels by its customers resulting from the reduction in the demand for crude oil, market pressures driving increased capital discipline and, to a lesser extent, supply chain disruptions. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in reductions in the prices of and demand for crude oil and thus, the demand for the Company's products and services, as well as delays in or inability of the Company to fulfill its contractual obligations to customers, logistic constraints, increases in the Company's costs, workforce shortages and unavailability of raw materials. The Company continues to monitor the effect of COVID-19 on its employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, the resulting governmental restrictions and the related impact on the prices of and the demand for crude oil and the United States and global economy and capital markets remains uncertain.
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
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company believes that the Seller is required to indemnify and hold the Company harmless against the amount of this and other settlements and related costs of $7.5 million, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company believes that its agreements with the Seller allow it to set-off such amounts against payments due under the $25.0 million promissory note and that, because the Company has asserted indemnification claims, the maturity date of such note is extended until the resolution of such claims. Accordingly, the Company reduced the carrying amount of such note in its consolidated balance sheet to $17.5 million as of September 30, 2021, which is the Company's current best estimate of what is owed after set-off for such indemnification matters.
In August 2020, the Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries in federal court alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. Additionally, the Seller alleged that it was entitled to approximately $19.0 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, a motion by the Seller for partial summary judgement was dismissed. The Company denies the validity of these breach of contract claims and plans to vigorously defend against this lawsuit.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2021.
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
•the availability of and access to attractive oil and natural gas field prospects, which may be affected by governmental actions or actions of other parties restricting drilling and completion activities;
•general global economic conditions;
•global weather conditions and natural disasters, such as Hurricane Ida which negatively impacted our and our customers operations in southeast Louisiana and the Gulf of Mexico in September 2021;
•changes in tax laws and regulations;
•supply chain disruptions;
•the impact of tariffs and duties on imported materials and exported finished goods;
•our ability to timely obtain and maintain critical permits for operating facilities;
•our ability to find and retain skilled personnel;
•negative outcome of litigation, threatened litigation or government proceedings;
•our ability to develop new competitive technologies and products;
•inflation, including our ability to increase prices to our customers as our costs increase;
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
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2020 Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore/Manufactured Products, Downhole Technologies and Well Site Services segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our products and services is sensitive to future expectations with respect to crude oil and natural gas prices.
Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, and these conditions caused rapid reductions to most of our customers' drilling, completion and production activities and their related spending on products and services, particularly those supporting activities in the U.S. shale play regions. While the prices of and demand for crude oil have increased significantly since reaching record low levels in April 2020, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around environmental, social and governance ("ESG") considerations.
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
Hurricane Ida formed and rapidly intensified in the Gulf of Mexico before making landfall in southeast Louisiana on August 30, 2021. While our facilities in the direct path of Hurricane Ida did not sustain major damage, power was not fully restored until late-September. Results of operations within our Offshore/Manufactured Products and Well Site Services segments were negatively impacted due to cessation of work in the Gulf of Mexico, temporary facility closures, local workforce challenges and resulting delays in the production and shipment of goods to our customers. On a consolidated basis, we estimate that Hurricane Ida resulted in reductions to third-quarter 2021 revenues and operating income of $5.9 million and $3.0 million, respectively.
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2021	$61.04	$68.98	$73.51
2020	$50.27	$29.70	$42.91	$44.32	$41.96
WTI Crude (per bbl)
2021	$58.09	$66.19	$70.58
2020	$45.34	$27.96	$40.89	$42.52	$39.16
Henry Hub Natural Gas (per MMBtu)
2021	$3.50	$2.95	$4.35
2020	$1.91	$1.70	$2.00	$2.52	$2.03
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On October 22, 2021, Brent crude oil, WTI crude oil and natural gas spot prices closed at $85.43 per barrel, $84.53 per barrel and $5.10 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on October 22, 2021 was 542 rigs, 9% above the third quarter 2021 average.
Overview
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. The segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 38% of Offshore/Manufactured Products segment sales in the first nine months of 2021 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment totaled $249 million as of September 30, 2021, with quarterly bookings totaling $106 million, yielding a quarterly book-to-bill ratio of 1.5x and a year-to-date ratio of 1.2x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2021	$226	$214	$249
2020	$267	$235	$227	$219
2019	$234	$283	$293	$280

Our Downhole Technologies segment, comprised of the GEODynamics, Inc. ("GEODynamics") business we acquired in 2018, provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary frac plug and toe valve products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.
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

		Average for the
	As of October 22, 2021	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
United States:
Land – Oil	428	382	167	337	370
Land – Natural gas and other	99	101	74	96	90
Offshore	15	13	13	15	17
	542	496	254	448	477
International:
Land		739	596	679	757
Offshore		184	183	177	212
		923	779	856	969
		1,419	1,033	1,304	1,446
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2021, oil-directed drilling accounted for 81% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. Since August 14, 2020, the U.S. rig count has increased 114% to 521 rigs as of September 30, 2021. As can be derived from the table above, the average U.S. rig count for the three months ended September 30, 2021 increased by 242 rigs, or 95%, compared to the average for the three months ended September 30, 2020.
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
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including

Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 13, "Commitments and Contingencies."
Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, public health crises, natural disasters, labor market constraints, supply chain disruptions, inflation, climate-related and other regulatory changes, and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
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

Unaudited Consolidated Results of Operations Data
The following summarizes our unaudited consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
Revenues:
Products	$70,409	$72,598	$(2,189)	$209,892	$258,221	$(48,329)
Services	70,119	62,161	7,958	201,949	242,477	(40,528)
	140,528	134,759	5,769	411,841	500,698	(88,857)
Costs and expenses:
Product costs	60,310	66,789	(6,479)	173,699	224,623	(50,924)
Service costs	56,897	53,822	3,075	163,450	221,673	(58,223)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	117,207	120,611	(3,404)	337,149	446,296	(109,147)
Selling, general and administrative expenses	20,078	21,389	(1,311)	63,395	71,505	(8,110)
Depreciation and amortization expense	19,657	24,251	(4,594)	62,086	75,306	(13,220)
Impairments of goodwill(2)	—	—	—	—	406,056	(406,056)
Impairments of fixed and lease assets(3)	—	—	—	3,444	8,190	(4,746)
Other operating income, net	(275)	(652)	377	(714)	(679)	(35)
	156,667	165,599	(8,932)	465,360	1,006,674	(541,314)
Operating loss	(16,139)	(30,840)	14,701	(53,519)	(505,976)	452,457

Interest expense, net	(2,569)	(3,549)	980	(7,593)	(11,232)	3,639
Other income(4)	2,137	6,744	(4,607)	7,917	13,512	(5,595)
Loss before income taxes	(16,571)	(27,645)	11,074	(53,195)	(503,696)	450,501
Income tax benefit(5)	3,529	7,676	(4,147)	9,072	54,060	(44,988)
Net loss	$(13,042)	$(19,969)	$6,927	$(44,123)	$(449,636)	$405,513

Net loss per share:
Basic	$(0.22)	$(0.33)		$(0.73)	$(7.52)
Diluted	(0.22)	(0.33)		(0.73)	(7.52)

Weighted average number of common shares outstanding:
Basic	60,377	59,871		60,264	59,788
Diluted	60,377	59,871		60,264	59,788
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included a non-cash inventory impairment charge of $2.1 million (in product costs) recognized in the third quarter of 2021. Cost of revenues (exclusive of depreciation and amortization expense) included non-cash inventory impairment charges of $5.9 million (in product costs) and $25.2 million ($12.0 million in product costs and $13.2 million in service costs) recognized in the third and first quarters of 2020, respectively.
(2)During the first quarter of 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value.
(3)During the first nine months of 2021 and 2020, we recognized non-cash impairment charges of $3.4 million and $8.2 million, respectively, to reduce the carrying value of the segment's fixed and operating lease assets to their estimated realizable value.
(4)During the nine months ended September 30, 2021, we recognized non-cash gains of $4.0 million in connection with our purchases of $131.4 million principal amount of our 2023 Notes. During the third quarter of 2020, we recognized non-cash gains of $5.9 million in connection with our purchases of $17.2 million principal amount of our 2023 Notes. During the nine months ended September 30, 2020, we recognized non-cash gains of $10.7 million in connection with our purchases of $34.9 million principal amount of our 2023 Notes.
(5)During the first nine months of 2020, we recognized a discrete tax benefit of $16.4 million related to U.S. net operating loss carrybacks under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
See Note 3, "Asset Impairments and Other Restructuring Items," Note 4, "Details of Selected Balance Sheet Accounts," Note 5, "Long-term Debt," and Note 9, "Income Taxes," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first nine months of 2021 and 2020.

Unaudited Operating Segment Financial Data
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services. Supplemental unaudited financial information by operating segment for the three and nine months ended September 30, 2021 and 2020 is summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
Revenues
Offshore/Manufactured Products	$69,003	$78,674	$(9,671)	$206,520	$264,782	$(58,262)
Downhole Technologies	25,527	18,713	6,814	77,717	74,743	2,974
Well Site Services	45,998	37,372	8,626	127,604	161,173	(33,569)
Total	$140,528	$134,759	$5,769	$411,841	$500,698	$(88,857)

Operating income (loss)
Offshore/Manufactured Products(1)	$1,764	$3,875	$(2,111)	$7,645	$(82,202)	$89,847
Downhole Technologies(2)	(5,035)	(12,594)	7,559	(8,945)	(216,395)	207,450
Well Site Services(3)	(5,250)	(13,872)	8,622	(26,693)	(181,746)	155,053
Corporate	(7,618)	(8,249)	631	(25,526)	(25,633)	107
Total	$(16,139)	$(30,840)	$14,701	$(53,519)	$(505,976)	$452,457
________________
(1)Operating loss in the first quarter of 2020 included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(2)Operating loss in the third quarter of 2021 included a non-cash inventory impairment charge of $2.1 million. Operating loss in the first quarter of 2020 included a non-cash goodwill charge of $192.5 million. Operating loss in the third quarter of 2020 included a non-cash inventory impairment charge of $5.9 million.
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
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first nine months of 2021 and 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Consolidated Operating Results
We reported a net loss for the three months ended September 30, 2021 of $13.0 million, or $0.22 per share. Reported third quarter results reflect the impact of Hurricane Ida, which negatively affected operations in southeast Louisiana and the Gulf of Mexico. The third quarter 2021 loss also included a non-cash inventory impairment charge of $2.1 million ($1.7 million after-tax, or $0.03 per share) and severance and restructuring costs of $0.7 million ($0.6 million after-tax, or $0.01 per share). These results compare to a net loss for the three months ended September 30, 2020 of $20.0 million, or $0.33 per share. The reported third quarter 2020 loss included: a non-cash inventory impairment charge of $5.9 million ($4.7 million after-tax, or $0.08 per share); non-cash gains of $5.9 million ($4.7 million after-tax, or $0.08 per share) associated with debt extinguishment; and $0.3 million ($0.2 million after-tax) of severance and restructuring costs.
Hurricane Ida formed and rapidly intensified in the Gulf of Mexico before making landfall in southeast Louisiana on August 30, 2021. While our facilities in the direct path of Hurricane Ida did not sustain major damage, power was not fully restored until late-September. Results of operations within our Offshore/Manufactured Products and Well Site Services segments were negatively impacted due to cessation of work in the Gulf of Mexico, temporary facility closures, local workforce challenges and resulting delays in the production and shipment of goods to our customers. On a consolidated basis, we estimate that Hurricane Ida resulted in reductions to third-quarter 2021 revenues and operating income of $5.9 million and $3.0 million, respectively.
Our reported results of operations also reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions. Customer-driven activity has improved off of 2020's low levels but uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around ESG considerations. If the pricing environment for crude oil declines from current levels, our customers may be required to moderate or reduce their planned capital expenditures, leading to declines in the demand for and prices of our products and services.
During the third quarter of 2021, we recognized an aggregate $1.2 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program. We continue to evaluate additional benefits potentially available to us under the CARES Act.
Revenues. Consolidated total revenues in the third quarter of 2021 increased $5.8 million, or 4%, from the third quarter of 2020.
Consolidated product revenues in the third quarter of 2021 decreased $2.2 million, or 3%, from the third quarter of 2020, driven by reduced project-driven customer demand for connector products and the impact of Hurricane Ida, partially offset by an increase in U.S. land-based customer activity and production equipment revenue. Consolidated service revenues in the third quarter of 2021 increased $8.0 million, or 13%, from the third quarter of 2020 due primarily to higher customer spending in the U.S. shale play regions as activity continues to recover from the 2020 COVID-19 induced lows, partially offset by the effects of Hurricane Ida which caused a temporary cessation of work in the Gulf of Mexico. As can be derived from the following table, 64% of our consolidated revenues in the third quarter of 2021 were derived from sales of our short-cycle product and service offerings, which compares to 47% in the same period last year.

The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2021 and 2020 (in thousands):

	Offshore/ Manufactured Products		Downhole Technologies		Well Site Services		Total
Three Months Ended September 30	2021	2020	2021	2020	2021	2020	2021	2020
Major revenue categories -
Project-driven products	$25,294	$41,004	$—	$—	$—	$—	$25,294	$41,004
Short-cycle:
Completion products and services	11,544	3,664	25,527	18,713	42,714	34,893	79,785	57,270
Drilling services	—	—	—	—	3,284	2,479	3,284	2,479
Other products	7,138	4,200	—	—	—	—	7,138	4,200
Total short-cycle	18,682	7,864	25,527	18,713	45,998	37,372	90,207	63,949
Other products and services	25,027	29,806	—	—	—	—	25,027	29,806
	$69,003	$78,674	$25,527	$18,713	$45,998	$37,372	$140,528	$134,759

Percentage of total revenue by type -
Products	70%	69%	86%	97%	—%	—%	50%	54%
Services	30%	31%	14%	3%	100%	100%	50%	46%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $3.4 million, or 3%, in the third quarter of 2021 compared to the third quarter of 2020. Cost of revenues in the third quarter of 2021 and 2020 included charges totaling $2.1 million and $5.9 million, respectively, for non-cash inventory impairments. Excluding these charges, consolidated cost of revenues increased $0.4 million from the prior-year period.
Consolidated product costs were $60.3 million in the third quarter of 2021, which included a $2.1 million non-cash inventory impairment charge. This compares to consolidated product costs of $66.8 million in the third quarter of 2020, which included a $5.9 million non-cash inventory impairment charge. Excluding these charges, consolidated product costs decreased $2.7 million or, 4%, due to the decline in product revenue. Consolidated service costs in the third quarter of 2021, increased $3.1 million, or 6%, from the third quarter of 2020 due to the year-over-year revenue growth discussed previously.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $1.3 million, or 6%, in the third quarter of 2021 from the third quarter of 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.6 million, or 19%, in the third quarter of 2021 compared to the prior-year quarter, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
Operating Income (Loss). Our consolidated operating loss was $16.1 million in the third quarter of 2021, which included a $2.1 million non-cash inventory impairment charge and $0.7 million of severance and restructuring charges. This compares to a consolidated operating loss of $30.8 million recognized in the third quarter of 2020, which included a $5.9 million non-cash inventory impairment charge and $0.3 million of severance and restructuring charges.
Interest Expense, Net. Net interest expense was $2.6 million in the third quarter of 2021, which compares to $3.5 million in the same period of 2020. Interest expense, which included amortization of deferred financing costs in 2021 and amortization of debt discount and deferred financing costs in 2020, as a percentage of total debt outstanding was approximately 6% in the third quarter of 2021 and 2020.
Other Income, Net. Net other income for third quarter of 2020 included non-cash gains of $5.9 million recognized in connection with our purchases of $17.2 million principal amount of our 2023 Notes for $9.5 million in cash.
Income Tax. For the three months ended September 30, 2021, our income tax benefit was $3.5 million, or 21% of the pre-tax loss of $16.6 million. This compares to an income tax benefit of $7.7 million, or 28% of the pre-tax loss of $27.6 million for the three months ended September 30, 2020, which included certain expenses that are not deductible for income tax purposes.

Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive loss was $5.8 million in the third quarter of 2021 compared to income of $3.4 million in the third quarter of 2020 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended September 30, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2021, the exchange rate for both the British pound and the Brazilian real weakened compared to the U.S. dollar. This compares to the third quarter of 2020, when the exchange rate for the British pound strengthened compared to the U.S. dollar and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $9.7 million, or 12%, in the third quarter of 2021 compared to the third quarter of 2020 due primarily to reduced customer demand for connector products and Hurricane Ida, which caused the temporary closure of a manufacturing and service facility in southeast Louisiana in September. Reported results for the third quarter of 2021 included the adverse impact of Hurricane Ida, which reduced revenues and operating income by an estimated $4.8 million and $2.1 million, respectively.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $1.8 million in the third quarter of 2021, compared to operating income of $3.9 million in the third quarter of 2020 due primarily to the decrease in revenue.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $249 million as of September 30, 2021, with third quarter 2021 bookings of $106 million and a quarterly book-to-bill ratio of 1.5x.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $6.8 million, or 36%, in the third quarter of 2021 from the prior-year period due primarily to an increase in U.S. land-based customer completion activity.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $5.0 million in the third quarter of 2021, which included a $2.1 million non-cash inventory impairment charge. This compares to an operating loss of $12.6 million in the prior-year period, which included a $5.9 million non-cash inventory impairment charge. Excluding these charges, our Downhole Technologies operating loss decreased $3.8 million from the prior-year period, driven by the significant increase in revenues and implemented cost reduction measures.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $8.6 million, or 23%, in the third quarter of 2021 compared to the prior-year quarter, driven by higher customer drilling, completion and production activity. The impact of higher land-based activity was partially offset by lower activity in the Gulf of Mexico in September of 2021 due to Hurricane Ida. Reported results for the third quarter of 2021 included the adverse impact of Hurricane Ida, which reduced revenues and operating income by an estimated $1.1 million and $0.9 million, respectively.
Operating Loss. Our Well Site Services segment reported an operating loss of $5.3 million in the third quarter of 2021, which included $0.4 million in severance and restructuring charges. The segment reported an operating loss of $13.9 million in the third quarter of 2020, which included $1.2 million in expenses associated with prior-year insurance claims and a bad debt provision on a receivable from a customer claiming bankruptcy protection. Excluding these charges, our Well Site Services operating loss decreased $7.8 million from the prior-year period due to the increase in revenues, decrease in depreciation and amortization expense and implemented cost reduction measures.
Corporate
Corporate expenses decreased $0.6 million, or 8%, in the third quarter of 2021 from the prior-year period.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Consolidated Operating Results
We reported a net loss for the nine months ended September 30, 2021 of $44.1 million, or $0.73 per share. The reported first nine months of 2021 loss included: non-cash impairment charges of $5.6 million ($4.4 million after-tax, or $0.08 per share) associated with write-downs of inventories and fixed and lease assets; $6.7 million ($5.3 million after-tax, or $0.09 per share) of severance and restructuring costs; and non-cash gains of $4.0 million ($3.2 million after-tax, or $0.05 per share) associated with debt extinguishment. These results compare to a net loss for the nine months ended September 30, 2020 of $449.6 million, or $7.52 per share. The reported first nine months of 2020 loss included: non-cash impairment charges totaling $445.4 million ($418.1 million after-tax, or $6.99 per share) related to write-downs of goodwill, inventories and fixed assets; $6.3 million ($5.0 million after-tax, or $0.08 per share) of severance and downsizing costs; $2.2 million ($1.7 million after-tax, or $0.03 per share) in bad debt provisions related to customer bankruptcies; non-cash gains of $10.7 million ($8.5 million after-tax, or $0.14 per share) associated with debt extinguishment; and a discrete tax benefit of $16.4 million, or $0.27 per share, associated with the carryback of tax losses allowed under the CARES Act.
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions. Customer-driven activity has improved off of 2020's low levels but uncertainty remains around the timing of demand recovery to pre-COVID-19 levels and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around ESG considerations. If the pricing environment for crude oil declines from current levels, our customers may be required to moderate or reduce their planned capital expenditures, leading to declines in the demand for and prices of our products and services.
During the first nine months of 2021, we recognized an aggregate $8.8 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program. During the first nine months of 2020, we also recognized a discrete income tax benefit of $16.4 million related to U.S. net operating loss carrybacks under provisions of the CARES Act. We continue to evaluate additional benefits potentially available to us under the CARES Act.
Revenues. Consolidated total revenues in the first nine months of 2021 decreased $88.9 million, or 18%, from the first nine months of 2020.
Consolidated product revenues in the first nine months of 2021 decreased $48.3 million, or 19%, from the first nine months of 2020, driven by the significant decline in U.S. land-based customer activity beginning in March 2020 and reduced project-driven customer demand for connector products. Consolidated service revenues in the first nine months of 2021 decreased $40.5 million, or 17%, from the first nine months of 2020 due primarily to higher customer spending in the U.S. shale play regions in the first quarter of 2020, prior to the significant impact of the COVID-19 pandemic on our operating results. As can be derived from the following table, 61% of our consolidated revenues in the first nine months of 2021 were derived from sales of our short-cycle product and service offerings, which compares to 55% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2021 and 2020 (in thousands):

	Offshore/ Manufactured Products		Downhole Technologies		Well Site Services		Total
Nine Months Ended September 30	2021	2020	2021	2020	2021	2020	2021	2020
Major revenue categories -
Project-driven products	$78,494	$129,157	$—	$—	$—	$—	$78,494	$129,157
Short-cycle:
Completion products and services	30,105	22,080	77,717	74,743	120,596	153,994	228,418	250,817
Drilling services	—	—	—	—	7,008	7,179	7,008	7,179
Other products	16,857	19,254	—	—	—	—	16,857	19,254
Total short-cycle	46,962	41,334	77,717	74,743	127,604	161,173	252,283	277,250
Other products and services	81,064	94,291	—	—	—	—	81,064	94,291
	$206,520	$264,782	$77,717	$74,743	$127,604	$161,173	$411,841	$500,698

Percentage of total revenue by type -
Products	69%	71%	86%	93%	—%	—%	51%	52%
Services	31%	29%	14%	7%	100%	100%	49%	48%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $109.1 million, or 24%, in the first nine months of 2021 compared to the first nine months of 2020. Cost of revenues in the first nine months of 2021 and 2020 included $2.1 million and $31.2 million, respectively, of non-cash inventory impairment charges. Excluding these charges, consolidated cost of revenues decreased $80.1 million, or 19%, from the prior-year period.
Consolidated product costs were $173.7 million in the first nine months of 2021, which included a $2.1 million non-cash inventory impairment charge. This compares to consolidated product costs of $224.6 million in the first nine months of 2020, which included $17.9 million of non-cash inventory impairment charges. Excluding these charges, consolidated product costs decreased $35.1 million, or 17%, from the prior-year period due to reduced sales volumes. Consolidated service costs in the first nine months of 2021, decreased $58.2 million, or 26%, from the first nine months of 2020, which included non-cash inventory impairment charges of $13.3 million. Excluding these charges, consolidated service costs decreased $45.0 million, or 22%, from the prior-year period due to the decrease in revenues and implemented cost reduction measures.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $8.1 million, or 11%, in the first nine months of 2021 from the first nine months of 2020 due primarily to reductions in personnel, compensation levels, travel and bad debt expenses along with other implemented cost reduction measures, partially offset by $3.7 million in severance and restructuring costs recognized in the first nine months of 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $13.2 million, or 18%, in the first nine months of 2021 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 12, "Segments and Related Information," presents depreciation and amortization expense by segment.
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
Impairments of Fixed and Lease Assets. During the first nine months of 2021 and 2020, our Well Site Services segment recorded non-cash impairment charges of $3.4 million and $8.2 million, respectively, to reduce the carrying value of certain of the segment's fixed and lease assets to their estimated realizable value.
Operating Income (Loss). Our consolidated operating loss was $53.5 million in the first nine months of 2021, which included $5.6 million of non-cash asset impairment charges and $6.7 million of severance and restructuring costs. This compares to a consolidated operating loss of $506.0 million recognized in the first nine months of 2020, which included the impact of $445.4 million non-cash asset impairment charges and $6.3 million in severance and restructuring costs.
Interest Expense, Net. Net interest expense was $7.6 million in the first nine months of 2021, which compares to $11.2 million in the same period of 2020. Interest expense, which included amortization of deferred financing costs in 2021 and amortization of debt discount and deferred financing costs in 2020, as a percentage of total debt outstanding was approximately 5% in the first nine months of 2021 and 6% in the first nine months of 2020.
Other Income, Net. Net other income for the first nine months of 2021 included non-cash gains of $4.0 million recognized in connection with our purchases of $131.4 million principal amount of our 2023 Notes for $126.0 million in cash. In the first nine months of 2020, we recognized non-cash gains of $10.7 million recognized in connection with our purchases of $34.9 million principal amount of our 2023 Notes for $20.1 million in cash.
Income Tax. For the nine months ended September 30, 2021, our income tax benefit was $9.1 million, or 17% of the pre-tax loss of $53.2 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $54.1 million, or 11% of the pre-tax loss of $503.7 million for the nine months ended September 30, 2020, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes. In the first nine months of 2020, the impact of these non-deductible expenses was partially offset by a $16.4 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.

Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net loss and other comprehensive loss. Other comprehensive loss was $4.2 million in the first nine months of 2021 compared to loss of $12.7 million in the first nine months of 2020 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the nine months ended September 30, 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2021 and 2020, the exchange rate for the British pound and the Brazilian real both weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues declined $58.3 million, or 22%, in the first nine months of 2021 compared to the first nine months of 2020 due primarily to a reduction in sales of connector and short-cycle products and service activities.
Operating Income (Loss). Our Offshore/Manufactured Products segment reported operating income of $7.6 million in the first nine months of 2021, which included $0.5 million of severance and restructuring charges. The segment reported an operating loss of $82.2 million in the first nine months of 2020, which included severance and restructuring costs of $0.7 million and non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income decreased $13.1 million in the first nine months of 2021 compared to the first nine months of 2020, with the impact of the year-over-year decrease in revenues partially offset by implemented cost reduction measures.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $249 million as of September 30, 2021, a increase of 14% from December 31, 2020. Bookings during first nine months 2021 totaled $240 million, yielding a year-to-date book-to-bill ratio of 1.2x.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $3.0 million, or 4%, in the first nine months of 2021 from the prior-year period due primarily to higher U.S. land-based customer completion activity.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $8.9 million in the first nine months of 2021, which included a non-cash inventory impairment charge of $2.1 million and $0.6 million of severance and restructuring charges. The segment reported an operating loss of $216.4 million in the prior-year period, which included severance and restructuring costs of $1.3 million and non-cash impairment charges of $192.5 million related to goodwill and $5.9 million related to inventory. Excluding these charges, operating loss decreased $10.4 million in the first nine months of 2021 from the prior-year period due primarily to implemented cost reduction measures.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $33.6 million, or 21%, in the first nine months of 2021 compared to the prior-year period, driven by higher customer completion and production activity during the first quarter of 2020, prior to the significant impact of the COVID-19 pandemic on our operating results.
Operating Loss. Our Well Site Services segment reported an operating loss of $26.7 million in the first nine months of 2021, which included $4.0 million in severance and restructuring costs and non-cash fixed and lease asset impairment charges of $3.4 million. The segment reported an operating loss of $181.7 million in the first nine months of 2020, which included severance and restructuring costs of $4.1 million and non-cash impairment charges of $127.1 million related to goodwill, $9.0 million related to inventory and $8.2 million related to fixed assets. Excluding these charges, our Well Site Services operating loss decreased $14.2 million from the prior-year period with the impact of a $9.7 million decrease in depreciation and amortization expense and implemented cost reduction measures partially offset by the impact of the decrease in revenues.
Corporate
Corporate expenses in the first nine months of 2021 were comparable to the prior-year period, with $1.6 million of severance costs incurred in the first quarter of 2021 substantially offset by implemented cost reduction measures.

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
Operating Activities
Cash flows from operations totaling $20.6 million were generated during the first nine months of 2021, compared to $131.1 million generated by operations during the same period of 2020. During the first nine months of 2021, $6.6 million was provided by net working capital decreases, primarily due to an increase in accounts payable and accrued liabilities, partially offset by an increase in inventories. During the first nine months of 2020, we received cash of $41.3 million related to carryback claims regarding U.S. net operating losses generated in 2018 and 2019 that were filed in accordance with the rules and procedures of the CARES Act. Additionally, during the first nine months of 2020, $74.8 million was provided by net working capital decreases, primarily due to collections of accounts receivable and an increase in deferred revenue, partially offset by decreases in accounts payable and accrued liabilities.
Investing Activities
Cash used in investing activities during the first nine months of 2021 totaled $5.3 million, compared to $2.7 million used in investing activities during the first nine months of 2020.
Capital expenditures totaled $11.0 million and $11.3 million during the first nine months of 2021 and 2020, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $6.2 million and $9.0 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Financing Activities
During the nine months ended September 30, 2021, net cash of $19.4 million was used in financing activities including our purchases of $131.4 million principal amount of our 2023 Notes for cash totaling $126.0 million and $19.0 million of net repayments under our ABL Facility. Partially offsetting these uses was our issuance of $135.0 million principal amount of our 2026 Notes yielding net cash proceeds of $130.6 million. This compares to $57.0 million of cash provided by financing activities during the nine months ended September 30, 2020, primarily as a result of $32.9 million in net borrowings under our former revolving credit facility, partially offset by our purchases of $34.9 million principal amount of our 2023 Notes for $20.1 million.
As of September 30, 2021, we had cash and cash equivalents totaling $67.6 million, which compared to $72.0 million as of December 31, 2020.
As of September 30, 2021, we had no borrowings outstanding under our ABL Facility (discussed below), $135.0 million principal amount of our 2026 Notes outstanding, $26.0 million principal amount of our 2023 Notes outstanding and other debt of $21.8 million. Our reported interest expense, which appropriately included amortization of deferred financing costs of $1.8 million during the first nine months of 2021, was above our contractual cash interest expense. For the first nine months of 2021, our contractual cash interest expense was $5.8 million, or approximately 4% of the average principal balance of debt outstanding.
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
The ABL Agreement places restrictions on our ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and 2026 Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of all amounts then outstanding. The ABL Agreement also requires us to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time: in the event that availability under the ABL Agreement is less than the greater of 15% of the borrowing base and $14.1 million; to complete certain specified transactions; or if an event of default has occurred and is continuing.
As of September 30, 2021, we had $16.5 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2021 was $61.4 million, calculated based on the current borrowing base less outstanding letters of credit.
2026 Notes. On March 16, 2021, we issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 16, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
See Note 5, "Long-term Debt," for further information regarding the 2026 Notes. As of September 30, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee.
The 2023 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.

During the first nine months of 2021, we purchased $131.4 million principal amount of the outstanding 2023 Notes for $126.0 million in cash. Since September 2019, we have purchased a cumulative $174.0 million principal amount of the 2023 Notes for $152.8 million in cash.
See Note 5, "Long-term Debt," for further information regarding the 2023 Notes. As of September 30, 2021, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.
Promissory Note. In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), we issued a $25.0 million promissory note that bears interest at 2.5% per annum and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. We have provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. We have incurred settlement costs and expenses of $7.5 million related to such indemnification claims and believe that the maturity date of such note is extended until the resolution of such indemnity claims and that we are permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million as of September 30, 2021, which is our current best estimate of what is owed after set-off for indemnification matters. See Note 13, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 20% of our combined total debt and stockholders' equity as of September 30, 2021 and December 31, 2020.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our product or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of the businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the Seller in the GEODynamics Acquisition filed a breach of contract suit against us in federal court in August 2020, in which the Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, a motion by the Seller for partial summary judgement was dismissed. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 13, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Availability and Cost of Products
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products as a result of tariffs, supply chain disruptions or other events, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 13, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.

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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity (referred to as "ASU 2020-06"). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as our 2023 Notes, be allocated between the debt and equity components. As permitted under the standard, we adopted the guidance on January 1, 2021 using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and an $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption of the standard decreased from approximately 6% to approximately 2%, which compares to the contractual cash interest rate of 1.50%. As further discussed in Note 5, "Long-term Debt," we issued $135 million principal amount of our 2026 Notes on March 19, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2021, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2021, our reported foreign currency exchange losses were $0.1 million and are included in "Other operating expense, net" in the condensed consolidated statements of operations.
Our accumulated other comprehensive loss, reported as a component of stockholders' equity, increased $4.2 million from $71.4 million as of December 31, 2020 to $75.6 million as of September 30, 2021, due to changes in currency exchange rates. Accumulated other comprehensive loss is primarily related to fluctuations in the currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2021	12,870	$7.38	—	$—
August 1 through August 31, 2021	—	—	—	—
September 1 through September 30, 2021	—	—	—	—
Total	12,870	$7.38	—
________________
(1)All shares purchased during the three-month period ended September 30, 2021 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
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

3.2	—	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on May 8, 2019 (File No. 001-16337)).

3.3	—
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

OIL STATES INTERNATIONAL, INC.

Date:	November 1, 2021	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)