Form 10-K
period 2021-12-31
OIL STATES INTERNATIONAL, INC
filed 2022-02-22
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $464,302,808.

As of February 11, 2022, the number of shares of common stock outstanding was 61,378,326.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•the ongoing impact of the Coronavirus Disease 2019 ("COVID-19") pandemic;
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
•general global economic conditions;
•global weather conditions and natural disasters, such as Hurricane Ida which negatively impacted our and our customers operations in southeast Louisiana and the Gulf of Mexico in 2021;
•changes in tax laws and regulations;
•supply chain disruptions;
•the impact of tariffs and duties on imported materials and exported finished goods;
•our ability to timely obtain and maintain critical permits for operating facilities;
•our ability to attract and retain skilled personnel;
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
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in "Part I, Item 1A. Risk Factors".
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
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global provider of manufactured products and services used in the drilling, completion, subsea, production and infrastructure sectors of the oil and natural gas industry, as well as in the industrial and military sectors. Our manufactured products include highly engineered capital equipment as well as products consumed in the drilling, well construction and production of oil and natural gas. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service and industrial companies. We operate through three business segments – Offshore/Manufactured Products, Downhole Technologies and Well Site Services – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the "Company" or "Oil States," or to "we," "us," "our," and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
Available Information
Our website can be found at www.oilstatesintl.com. We make available, free of charge through our website, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our proxy statement, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). We are not including the information contained on our website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing we make with the SEC. The filings are also available through the SEC's website at www.sec.gov. Our Board of Directors (the "Board") has documented its governance practices by adopting several corporate governance policies. These governance policies, including our Corporate Governance Guidelines, Corporate Code of Business Conduct, Ethics and Financial Code of Ethics for Senior Officers, Supplier Code of Conduct and Human Rights, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee) may also be viewed on our website. The financial code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.
Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending and strategic acquisitions. Our investments are focused in areas where we expect to be able to expand market share through our technology offerings and where we believe we can achieve an attractive return on our investment. As part of our long-term strategy, we continue to review business expansion, make complementary acquisitions, invest in research and development and fund organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders' returns. For additional discussion of our business strategy, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Recent Developments
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. As demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, these conditions caused rapid reductions to most of our customers' drilling, completion and production activities and their related spending on our products and services, particularly those supporting activities in the U.S. shale play regions, until the supply/demand imbalances eased. While the prices of and demand for crude oil have increased significantly since reaching record low levels in April 2020, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around environmental, social and governance ("ESG") considerations.
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
On February 10, 2021, we entered into a new $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory. The ABL Facility matures in February 2025. Concurrent with entering into the ABL Facility, our former senior secured revolving credit facility was terminated. On March 16, 2021, we secured an amendment with our bank group that permitted us to incur the indebtedness represented by the 2026 Notes discussed below.
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
During 2021, we made strategic decisions within our Well Site Services segment to exit various underperforming service lines and regions both domestically and internationally. During the year ended December 31, 2021, these equipment/service offerings and regions generated revenues of approximately $20 million, but with net losses incurred. These service line and region exits will temper our revenues going forward but should improve our segment margins.
See Note 3, "Asset Impairments and Other Restructuring Items," Note 4, "Details of Selected Balance Sheet Accounts," Note 5, "Goodwill and Other Intangible Assets," Note 6, "Long-term Debt," and Note 7, "Operating Leases," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.
Our Industry
We provide a broad range of products and services to our customers through each of our business segments. See Note 13, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2021. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly upon the willingness of our customers to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production as well as regulatory pressures around ESG considerations. As a result, demand for our products and services is largely sensitive to expectations regarding future crude oil and natural gas prices.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. In recent years, the global response to the COVID-19 pandemic adversely affected the economies and financial markets of many countries, resulting in an economic downturn that led to a reduction in the level of capital spending by oil and gas companies for exploration and production activities. As a result, capital investment by our customers recently reached a 15-year low, which affected demand for and pricing of our products and services. We saw elements of growth and recovery during 2021 and we expect activity to improve further in 2022 as our customers generate higher free cash flow from increased commodity prices which will allow them to replenish their capital budgets. For additional information about activities in each of our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Demand for the products and services supplied by our Offshore/Manufactured Products segment is generally driven by both the longer-term outlook for commodity prices and changes in land-based drilling and completion activity. Over recent years, lower crude oil prices, coupled with a relatively uncertain outlook around shorter-term and possibly longer-term commodity price improvements, caused exploration and production companies to reevaluate their future capital expenditures in regard to deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Bidding and quoting activity, along with orders from customers, for deepwater projects improved in 2021 from 2020 levels, which were lower than the levels achieved in 2019 due to reduced market visibility given the significant decline in crude oil prices which began in March of 2020 and associated reductions in customer spending. With current commodity prices recovering, we are beginning to grow our backlog and related revenues.
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
Similarly, demand for our Well Site Services segment is primarily affected by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services segment results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the call-out nature of our operations in the segment.
Offshore/Manufactured Products
Overview
For the years ended December 31, 2021, 2020 and 2019, our Offshore/Manufactured Products segment generated approximately 52%, 54% and 40%, respectively, of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, as well as certain products and services to the offshore and land-based drilling and completion markets. Products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services. In addition, we design, manufacture and market numerous other products and services used in both land and offshore drilling and completion activities and by non-oil and gas customers, including consumable downhole elastomer products used in onshore completion activities, valves and sound and vibration dampening products used in military applications. We have facilities that support our Offshore/Manufactured Products segment in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Oklahoma City and Tulsa, Oklahoma; the United Kingdom; Brazil; Singapore; Spain; India; Thailand; Vietnam; and the United Arab Emirates.
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
Products and Services
In operation for nearly 80 years, our Offshore/Manufactured Products segment provides a broad range of products and services for use in offshore development and drilling activities. This segment also provides products for onshore oil and natural gas, defense and other industries. Our Offshore/Manufactured Products segment is dependent in part on the industry's continuing innovation and creative applications of existing technologies. To that end, we are investing in research, have been awarded select contracts and are bidding on additional projects that facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. We own various patents covering some of our technology, particularly in our connector and valve product lines.

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
•blowout preventer ("BOP") stack assembly, integration, testing and repair services;
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
Floating production systems, including FPSO facilities, tension leg platforms and Spars, are a significant means of producing oil and natural gas, particularly in deepwater environments. We provide many important products for the construction of these facilities. A tension leg platform ("TLP") is a floating platform that is moored by vertical pipes, or tethers, attached to both the platform and the sea floor. Our FlexJoint® tether bearings are used at the top and bottom connections of each of the tethers, and our Merlin® connectors are used to efficiently assemble the tether joints during offshore installation. An FPSO is a floating vessel, typically ship shaped, used to produce and process oil and natural gas from subsea wells. A "Spar" is a floating vertical cylindrical structure which is approximately six to seven times longer than its diameter and is anchored in place. Our FlexJoint® connectors are used to attach the various production, injection, import or export risers to all of these floating production systems.
Casing and Conductor Connections and Joints. Our advanced connection systems provide connectors used in various drilling and production applications offshore. These connectors are welded onto pipe to provide more efficient joint to joint connections with enhanced tensile and burst capabilities that exceed those of connections machined onto plain-end-pipe. Our connectors are reusable and pliable and, depending on the application, are equipped with metal-to-metal seals. We offer a suite of connectors offering differing specifications depending on the application. Our Merlin® connectors are our premier connectors combining superior static strength and fatigue life with fast, non-rotational make-up and a slim profile. Merlin® connectors have been used in sizes up to 60 inches (outside diameter) for applications including open-hole and tie-back casing, offshore conductor casing, pipeline risers and TLP tendons which moor the TLP to the sea floor.

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
Production, Workover, Completion, Drilling and Mineral Gathering Riser Systems and their related repair services. Utilizing our welding technology group's expertise, we continue to extend the boundaries of our Merlin® connector technology with the design and manufacture of multiple riser systems. The unique Merlin® connection is a proven, robust solution for even the most demanding high-pressure (up to 20,000 psi) riser systems used in high-fatigue, deepwater applications. Our riser systems are designed to meet a range of static and fatigue stresses on par with those of our Tension Leg Element connectors. The connector can be welded or machined directly onto upset riser pipe and provide sufficient material to perform repair or "re-cuts" after extended service. We believe that our marine riser offers superior tension capabilities together with one of the fastest run times in the industry. Auxiliary riser system components and running tools, along with full-service inspection and repair of these riser systems are available.

In 2020 and 2021, we were awarded contracts to design and supply a new deepwater riser system (including automated tooling, a control system and marine riser) to collect polymetallic nodules from the sea floor. This mineral gathering riser system applies our 30-plus years of experience in providing marine riser systems for the oil and gas industry to a new market, driven by the energy transition.
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
Backlog
Offshore/Manufactured Products' backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore/Manufactured Products segment was $260 million as of December 31, 2021, compared to $219 million as of December 31, 2020 and $280 million as of December 31, 2019. We expect approximately 65% of our backlog as of December 31, 2021 to be recognized as revenue during 2022. In some instances, these purchase orders are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Backlog cancellations have historically been insignificant, totaling $1.8 million in 2021 and $2.2 million in 2020. Additional cancellations may occur in the future, which would reduce our backlog. Backlog is an important indicator of future Offshore/Manufactured Products' shipments and major project revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. The offshore construction and development business is characterized by lengthy projects and a "long lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
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

Customers and Competitors
We market our products and services to a broad customer base, including end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. No customer accounted for more than 10% of our consolidated revenues in 2021, 2020 or 2019. Our main competitors in this segment include AFG Holdings, Inc., Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), National Oilwell Varco, Inc., Oceaneering International, Inc., OneSubsea (a division of Schlumberger Limited), Sparrows Offshore Group LTD, TenarisHydril (a division of Tenaris S.A.) and W-Industries LLC.
Downhole Technologies
Overview
For the years ended December 31, 2021, 2020 and 2019, our Downhole Technologies segment contributed approximately 18%, 15% and 18%, respectively, of our consolidated revenue. This segment is comprised of the GEODynamics, Inc. ("GEODynamics") business we acquired in January 2018 (the "GEODynamics Acquisition") and provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.
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
Well Site Services
Overview
For the years ended December 31, 2021, 2020 and 2019, our Well Site Services segment generated approximately 30%, 31% and 42%, respectively, of our consolidated revenue. Our Well Site Services segment includes a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States. Our completion equipment and services are used in both onshore and offshore applications throughout the drilling, completion and production phases of a well's life cycle.

Well Site Services Market, Services, Customers and Competitors
Similar to our Downhole Technologies segment, demand for our completion and drilling services is predominantly tied to the level of oil and natural gas exploration and production activity on land in the United States. The primary driver for this activity is the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.
Our Well Site Services business, which is primarily marketed through the brand names Oil States Energy Services, Falcon and Tempress, provides a wide range of services used in the onshore and offshore oil and gas industry, including:
•wellhead isolation services;
•frac valve services;
•wireline and coiled tubing support services;
•flowback and well testing, including separators and line heaters;
•downhole and extended-reach services;
•pipe recovery systems;
•gravel pack and sand control operations on wellbores;
•hydraulic chokes and manifolds;
•BOP services; and
•drilling services.
As of December 31, 2021, we provided completion and drilling services through approximately 25 locations serving our customers in the United States, including the Gulf of Mexico, and international markets. Employees in our Well Site Services segment typically rig up and operate our equipment on the well site for our customers. Our equipment is primarily used during the completion and production stages of a well. We provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. Billings to our customers separate charges for our equipment from charges for our field technicians. We own patents or have patents pending covering some of our technology, particularly in our wellhead isolation equipment and downhole extended-reach technology product lines. Our customers in this segment include major, independent and private oil and gas companies and other large oilfield service companies. No customer in Well Site Services represented more than 10% of our total consolidated revenue in any period presented. Competition in the Well Site Services segment is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.
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
Human Capital
Employees
As of December 31, 2021, we had a total of 2,373 full-time employees – with 55% in our Offshore/Manufactured Products segment, 11% in our Downhole Technologies segment, 31% in our Well Site Services segment and 3% in our corporate headquarters. We were party to collective bargaining agreements covering fewer than 100 employees located outside the United States as of December 31, 2021. We believe we have good labor relations with our employees.
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
COVID-19 Response
Our dedicated employees across the globe provided essential services to the energy industry during 2020 and 2021, and will continue to do so into 2022. The COVID-19 outbreak expanded into a global pandemic in early 2020 – requiring swift and effective responses by us in order to protect the health and safety of our employees and others, as well as the communities in which we operate.
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
We strive to align our national and cultural diversity with our global operations. For example, 75% of our full-time employee base was in the United States where we generated 78% of our revenues in 2021. We have and continue to remain focused on improving gender balance across our field and manufacturing operations, technical, business and management roles. As of December 31, 2021, women made up 19% of our global workforce. Additionally, 20% of our executive and senior management roles in 2021 were held by women, including our Chief Executive Officer and President who has served in this role and as a member of our Board since 2007.
As of December 31, 2021, three (38%) of our eight Board members are women and one (13%) of our Board members is Hispanic.
Hiring, Training and Development of our Workforce
Our employee hiring, training, career development and retention practices are key to our success. We recruit and train our employees while providing competitive wages and benefits. Our industry is cyclical, leading to varying headcount needs during industry cycles. We prioritize recalling our experienced employees for manufacturing and field positions to the extent possible as conditions improve following an industry downturn such as the one which began in early 2020.
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
•the Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures;
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
Over time, both in the United States and in foreign countries, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives in the United States include the following:
•Hydraulic fracturing. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. At the federal level, the EPA asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Also in 2016, the federal Bureau of Land Management ("BLM") under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule but appeals of one or both of those decisions are ongoing. Additionally, the Biden Administration may pursue further regulatory restrictions. In January 2021, President Biden issued an executive order suspending the issuance of new leases for exploration and production activities on federal non-Indian lands and waters, but not existing operations under valid leases, pending completion of a study of current oil and gas practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government and a coalition of environmental groups are appealing the district court decision. Separately, the DOI released a report on the federal oil and gas leasing program in November 2021, following a review of  the onshore and offshore federal oil and gas program. The report states an intent to modernize the federal oil and gas leasing program, and recommends reforms including, among other items, raising royalty rates and current minimum levels for bids, rentals, royalties, and bonds; revising bidding practices to avoid leasing of low potential lands; and performing more meaningful public and tribal consultations regarding the leasing and permitting processes. Several of the report recommendations require action by the Congress and cannot be implemented unilaterally by the Biden Administration and, thus, the extent to which this administration will act upon the report's recommendations cannot be predicted at this time; however, any revisions to the federal leasing or permitting process that make it more difficult for our customers to pursue operations on federal lands or waters may adversely impact demand for our products and services. Moreover, further or different constraints may be adopted by the Biden Administration in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federal lands or waters. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our oil and gas exploration and production customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.
•Induced seismicity. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In response to these concerns, regulators in some of the states in which our oil and gas exploration and production customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Oklahoma and Texas have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States such as Oklahoma and Texas have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In this regard, the Texas Railroad Commission has pursued several regulatory initiatives during the latter half of 2021 as a result of recent seismic activity in an area of the Midland Basin from northeast Ector County to southwest Martin County known as the Gardendale Seismic Response Area ("SRA"), including voluntary reductions in produced water disposals from produced water well facilities in the Gardendale SRA, suspending injection operations of certain deep disposal wells within the Gardendale SRA, and suspending all disposal well permits to inject oil and gas waste into deep strata within the boundaries of the Gardendale SRA. More recently, in response to a December 31, 2021 earthquake some 25 miles northeast of Midland, Texas, the Texas Railroad Commission established the Stanton SRA in January 2022 as a prelude to coordinating future industry-led actions to reduce the seismic hazard in this SRA. The Oklahoma Corporation Commission has similarly suspended certain deep disposal well operations in the recent past following earthquakes of certain magnitudes in Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In countries outside of the United States where we or our customers conduct operations, there may exist similar governmental restrictions or controls over well disposal activities in an effort to limit the occurrence of induced seismicity.
•Offshore marine safety. In the United States, President Biden has placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal Outer Continental Shelf ("OCS"). While this moratorium has been enjoined pending legal challenge, the Biden Administration may pursue regulatory initiatives, executive actions and legislation in support of his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our oil and gas exploration and production customers with respect to their offshore operations or significantly increase financial assurances of operators for decommissioning of offshore facilities on the OCS. Our customers compliance with such new, more stringent legal requirements may result in increased costs for our customers and could adversely affect, delay or curtail new or ongoing drilling and development efforts by our customers. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities, which could significantly restrict, delay or cancel the leasing, permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore.

•Ground-level ozone standards. In 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, more recently, in December 2020, the EPA (under the Trump Administration) published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December decision, and the Biden Administration has announced plans to reconsider the December 2020 rule in favor of a more stringent ground-level ozone NAAQS. State implementation of a revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
•Waters of the United States. There continues to be uncertainty on the federal government's applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands as the EPA and the U.S. Army Corps of Engineers ("Corps") under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration's policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of "waters of the United States" in effect prior to 2015 rule issued under the Obama Administration and updated to reflect consideration of Supreme Court decisions. The proposed rule, if adopted, would serve as an interim approach to "waters of the United States" and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. To the extent that the EPA and the Corps under the Biden Administration issues any rule that expands the scope of the CWA's jurisdiction in areas where our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce the rate of production from operators.
•Climate change. In the United States, no comprehensive climate change legislation has been implemented at the federal level, but President Biden has made action on climate change a priority of his administration's agenda. Moreover, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards. However, shortly after taking office, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing and new sources in the oil and gas sector. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden's executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish the so-called Quad Ob new source and Quad Oc first-time existing source standards of performance under applicable agency regulations established at 40 C.F.R. Part 60 for methane and volatile organic compound ("VOC") emissions for the crude oil and natural gas source category new source and existing sources, respectively. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for "green well" completions. The EPA plans to issue a supplemental proposal enhancing the proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. However, any such rule will likely be subject to litigation. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a GHG emissions reduction goal for the United States of 50% to 52% below 2005 levels by 2030. In addition, the 26th Conference of the Parties ("COP26"), resulted in multiple announcements, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. While the degree and manner in which countries may implement COP26 commitments is uncertain at this time, there is increasing political risk regarding climate change. In the United States, President Biden has issued several executive orders calling for more expansive action to address climate change and limit new oil and gas operations on federal lands or waters. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic fracturing" for more information. Other actions that may be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Additionally, our access to capital may be impacted by climate change policies as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing their portfolios and taking steps to quantify and reduce funding to companies with carbon emissions. At COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliance of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. President Biden signed an executive order calling for the development of a climate finance plan and, separately, the U.S. Federal Reserve announced that it has joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the U.S. Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Such public and private sector efforts have made and may continue to make it more difficult to secure funding for oil and gas related activities. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer's existing climate disclosures misleading or deficient. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. For more information, see our risk factor titled "Climatic impacts could adversely impact our operations or those of our customers or suppliers."
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
Business and Operating Risks
The COVID-19 outbreak has negatively impacted, and may continue to negatively impact crude oil prices and demand for our products and services.
The outbreak of COVID-19 has adversely impacted and may continue to adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our products and services. The COVID-19 pandemic also altered the level of capital spending by oil and gas companies for exploration and production activities and adversely affected the economies and financial markets of many countries resulting in an economic downturn that affected demand for our products and services. In response to the initial outbreak of COVID-19, many state and local jurisdictions imposed quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. In an effort to minimize the spread of illness, we and our customers implemented various worksite restrictions as well as quarantining in order to minimize the chances of a potential COVID-19 outbreak.
During 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effects of the COVID-19 pandemic and related economic, business and market disruptions continue and the macro outlook remains uncertain. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus, such as the Omicron variant, could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for our products and services, as well as delays in or inability to fulfill our contractual obligations to customers, logistic constraints, increases in our costs, and workforce and raw material shortages. The ultimate duration of the COVID-19 pandemic, along with resulting governmental restrictions and related impacts on the prices of and demand for crude oil, the global economy and capital markets remains uncertain.
Demand for the majority of our products and services is substantially dependent on the levels of expenditures by companies in the crude oil and natural gas industry. The global response to COVID-19, ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures reduced the demand, and the prices we are able to charge, for our products and services during 2020 and 2021. This has had and may continue to have a material adverse effect on our financial condition and results of operations.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry. The global response to COVID-19, ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures have resulted in an oversupply of many of our services and products and substantially reduced the prices we could charge our customers for these services and products. A continuation or worsening of these conditions may result in a material adverse impact on our financial condition, results of operations and cash flows, and it is difficult to predict how long the current commodity price environment will continue.
The level of capital expenditures by companies in the crude oil and natural gas industry could remain highly volatile and have adverse effects on our business and operations due to numerous factors, including:
•the ongoing impact of COVID-19 pandemic;
•worldwide demand for and supply of oil and natural gas;
•crude oil and natural gas prices;
•inflation in wages, materials, parts, equipment and other costs;
•the level of drilling and completion activity;
•the level of oil and natural gas production;

•the levels of oil and natural gas inventories;
•depletion rates;
•the expected cost of finding, developing and producing new reserves;
•delays in major offshore and onshore oil and natural gas field permitting or development timetables;
•the availability of attractive offshore and onshore oil and natural gas field prospects that may be affected by governmental actions or environmental activists that may restrict, suspend or cancel development;
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
•stockholder activism or activities by non-governmental organizations to limit or cease certain sources of funding for the energy sector or restrict the exploration, development, production and transportation of oil and natural gas;
•the impact of armed hostilities involving one or more oil producing nations;
•rapid technological change and the timing and extent of development of energy sources, including liquefied natural gas as well as solar, wind and other renewable energy sources;
•environmental and other governmental laws and regulations; and
•U.S. and foreign tax policies, including those regarding tariffs and duties.
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
We may experience various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure, or third-party facilities and infrastructure; and threats from terrorist acts. Although we devote significant resources to protect the information systems and data we rely on in our business, cybersecurity attacks in particular are evolving and include, use of phishing/ransomware attacks and fraudulent domain names/websites, among others, which increased in 2020 following the outbreak of COVID-19. While we utilize various procedures and controls to monitor these security threats and mitigate our exposure to such threats and other disruptions, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information (including our intellectual property, and employee and customer data), critical infrastructure, personnel or capabilities, essential to our operations, and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.
Our inability to control the inherent risks of identifying and integrating businesses that we have or may acquire, including any related increases in debt or issuances of equity securities, could adversely affect our operations.
We continually review complementary acquisition opportunities and we may seek to consummate acquisitions of such businesses in the future. However, we may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future or at all. In addition, we have in the past and may in the future incur indebtedness to finance acquisitions and also may issue equity securities in connection with such acquisitions, which could impose a significant burden on our results of operations and financial condition and could result in significant dilution to stockholders.
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
For example, see Note 6, "Long-term Debt," and Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for a discussion of certain unanticipated issues and claims that have arisen following the GEODynamics Acquisition.
We might be unable to employ and retain a sufficient number of key personnel.
We believe that our success depends upon our ability to employ and retain key personnel with both technical and business expertise. As observed in the U.S. shale play regions such as the Permian Basin in recent years, during periods of increased activity, the demand for such personnel is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, we are forced to reduce headcount, freeze or reduce wages, and implement other cost-saving measures which could lead skilled personnel to migrate to other industries. Market interest in ESG and alternative energy sources may also make it more difficult for us to attract and retain employees who may feel it necessary to exit our business in favor of other opportunities.
We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us, could adversely affect our results of operations.
While no customer accounted for more than 10% of our consolidated revenues in 2021, 2020 or 2019, the loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables.
As a result of our industry concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. Many of our customers finance their activities through cash flow from operations, the incurrence of debt, or the issuance of equity. In 2020 and 2021, many of our customers experienced substantial reductions in their cash flows from operations, and some are experiencing liquidity shortages, lack of access to capital and credit markets, a reduction in borrowing bases under reserve-based credit facilities and other adverse impacts to their financial condition. These conditions caused a number of our customers to claim bankruptcy protection, which could continue. The inability, or failure of, our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
Climate events could adversely impact our operations or those of our customers or suppliers.
Severe weather events in the areas in which we or our customers operate, such as hurricanes, floods and prolonged periods of cold weather, whether from climate change or otherwise, can cause disruptions and, in some cases, delays in, or suspension of, our operations and those of our customers. Seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain and Northeast regions of the United States, where severe winter weather conditions can also restrict our operations and those of our customers. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Many forecasters also believe that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns, which could have an adverse effect on our or our customers' operations. These climatic developments have the potential to also cause physical damage to our assets, which may have an adverse effect on our operations.
Any unusual or prolonged severe weather or increased frequency thereof in our or customers' areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition. Adverse climate events could also affect our third-party suppliers, which could limit their ability to provide us with the necessary products or raw materials to maintain operations of our facilities or services. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products our customer produce, which may impact demand for our products and services.
Disruption of our supply chain could adversely impact our ability to manufacture, transport and sell our products.
We and our suppliers use multiple forms of transportation to bring our products to market, including truck, ocean and air-cargo shipments. Disruption to the timely supply of raw materials, parts and finished goods or increases in the cost of transportation services, including due to general inflationary pressures, cost of fuel and labor, labor disputes, governmental regulation or governmental restrictions limiting specific forms of transportation, could have an adverse effect on our ability to manufacture, transport and sell our products, which would adversely affect our results of operations, cash flows and financial position.
Financial Risks
We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.
We rely on our liquidity to pay our operating and capital expenditures, interest and principal payments on debt, taxes and other similar costs. Historically, we have sought to finance the operation of our business primarily with cash on-hand and cash provided by operating activities, but we have also relied on capital from the bank and capital markets. The COVID-19 pandemic initially resulted in significant disruption to and volatility in the global financial markets. For companies like ours in the energy industry, this market disruption significantly impacted the value of our common stock and reduced our ability to access capital in the bank and capital markets. Further outbreaks or the emergence of new strains of the COVID-19 virus, such as the Omicron variant, could result in the return of these conditions, which could negatively affect our liquidity and our ability to fund our operations. In addition, a recession or long-term market correction could further negatively impact the value of our common stock, our access to capital or our liquidity or ability to generate cash from operations in the near and long-term. If we are unable to access the bank and capital markets on favorable terms, or if we are not successful in raising capital at an attractive cost within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.
We may be adversely affected by the effects of inflation.
Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects.
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
Some of the contracts in our backlog are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is canceled. While backlog cancellations have not been significant in the past, we incurred cancellations totaling $1.8 million and $2.2 million during 2021 and 2020, respectively. If commodity prices decline, we may incur additional cancellations or experience declines in our backlog.

We may assume contractual risks in developing, manufacturing and delivering products in our Offshore/Manufactured Products segment.
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
•changes in availability and cost of materials and labor, including from price inflation and supply chain disruptions;
•failures of our suppliers to deliver materials and other goods that comply with our specifications;
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
As of December 31, 2021, goodwill and other intangible assets represented 7% and 17%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible assets of our applicable reporting units (Offshore/Manufactured Products, Downhole Technologies and Completion Services) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders' equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable.
In the first quarter of 2020, we recognized goodwill impairment charges totaling $406.1 million in our Offshore/Manufactured Products, Downhole Technologies and Completion Services reporting units due to, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from our assessment as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
While no additional provisions for impairment were identified during either of our December 1, 2020 or 2021 assessments, it is possible that we could recognize goodwill or other intangible assets impairment losses in the future if, among other factors:
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
•U.S. and/or foreign income tax rates increase, or regulations change;
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
Our Downhole Technologies segment operations include the licensing, storage and handling of explosive materials that are subject to regulation by the ATF and analogous state agencies. Despite our use of specialized facilities to store and handle dangerous materials and our performance of employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers' operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such incidents could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which occurrences could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with any applicable existing or newly established requirements, or the occurrence of an explosive incident, may also result in the loss of our ATF or analogous state license to store and handle explosives, which would have a material adverse effect on our business, financial condition and results of operations.
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
•we may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination, fines and penalties imposed for failure to comply with applicable law, terrorist attacks or acts of war;
•the counterparties to our insurance contracts may pose credit risks; and
•we may incur losses from interruption of our business or cybersecurity attacks that exceed our insurance coverage.
We might be unable to protect our intellectual property rights and we may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
We rely on a variety of intellectual property rights that we use in our businesses, including our patents and proprietary rights relating to our FlexJoint®, Merlin®, STRATX®, Evolv® and SmartStart Plus® technologies, and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information. We may not be able to successfully preserve these intellectual property rights and these rights could be invalidated, circumvented or challenged. In addition, we may be required to expend significant amounts of money pursuing and defending our intellectual property rights, and these proceedings may not ultimately be successful. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase, adversely affecting our competitive position.
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
Although we do not directly engage in hydraulic fracturing, a material portion of our operations support many of our oil and natural gas exploration and production customers in such activities. There exists federal regulatory initiatives and various state laws and regulations that have increased, and have the potential to further increase, the regulatory burden imposed on hydraulic fracturing. Moreover, there also exists, under the Biden Administration, the potential for new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing on federal lands. In January 2021, President Biden issued an executive order suspending the issuance of new federal non-Indian leases for exploration and production activities on federal lands and waters, but not existing operations under valid leases, pending completion of a study of current oil and gas practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government and a coalition of environmental groups are appealing the district court decision. Separately, the DOI released a report on the federal oil and gas leasing program in November 2021, following a review of the onshore and offshore federal oil and gas program. The report states an intent to modernize the federal oil and gas leasing program, and recommends reforms that have the potential to reduce our customers' operations of federal lands and waters. Moreover, further or different constraints may be adopted by the Biden Administration in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federals lands or waters. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic Fracturing" for more discussion on these matters. The occurrence of any one or more of these developments with respect to hydraulic fracturing in areas where our oil and natural gas exploration and production customers operate could result in potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment. In addition, they could experience restrictions, delays or cancellations in the pursuit of production or development activities. Any of the foregoing could reduce demand for the products and services of one or more of our business segments and have a material adverse effect on our business, financial condition and results of operations.
In countries outside of the United States, including provincial, regional, tribal or local jurisdictions therein where we conduct operations, there may exist similar governmental restrictions or controls on our customers' hydraulic fracturing activities, which, if such restrictions or controls exist or are adopted in the future, our customers may incur significant costs to comply with such requirements or may experience restrictions, delays or cancellations in the permitting or pursuit of their operations, which could have a material adverse effect on our business, financial condition and results of operations.
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
A significant portion of our Offshore/Manufactured Products segment provides products and services for oil and natural gas exploration and production customers operating offshore in the deepwaters of the United States and in other countries. In the United States, the Biden Administration has issued orders suspending the issuance of new oil and natural gas leases on federal lands and waters, including the OCS. While this suspension has been enjoined pending litigation, the Biden Administration may pursue other restrictions on such operations. Separately, President Biden has issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risks across government agencies and economic sectors. President Biden may pursue additional executive orders, new legislation and regulatory initiatives to further implement his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations in offshore oil and natural gas exploration and production activities, such as the Biden Administration's suspension of the issuance of authorizations for oil and gas activities on federal lands and waters, although the suspension does not limit existing operations under valid leases. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on deepwater regulatory matters.
Any new legislation, executive actions or regulatory initiatives, whether in the United States or in other countries, that impose increased costs, more stringent operational standards or result in significant delays, cancellations or disruptions in our customers' operations, increase the risk of losing leasing or permitting opportunities, expired leases due to the time required to develop new technology, increased supplemental bonding costs, or cause our customers to incur penalties, fines, or shut-in production at one or more of their facilities, any or all of which could reduce demand for our products and services. Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws, regulations, executive actions or regulatory initiatives on our customers' drilling operations or the opportunity to pursue such operations, or on the cost or availability of insurance to cover the risks associated with such operations. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
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
Compliance with these regulations and other regulatory initiatives, or any other new environmental laws and regulations could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur increased capital or operating expenditures, which costs may be significant. Additionally, one or more of these developments that impact our oil and natural gas exploration and production customers could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to stringent federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the Offshore Manufactured Products, Downhole Technologies and Well Site Services business segments. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We have incurred and will continue to incur operating and capital expenditures to comply with occupational health and safety laws and regulations. Historically these costs have not had a material adverse effect on our results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, financial condition and results of operation.
Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, financial and litigation risks associated with the production and processing of fossil fuels and emission of GHGs. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on these risks.
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
In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act ("MBTA"). The U.S. Fish and Wildlife Service ("FWS") under former President Trump issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions "directed at" migratory birds, their nests, or their eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration's rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures.
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
Increasing attention to ESG matters may impact our business.
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
Our Board of Directors' Nominating & Corporate Governance Committee is responsible for overseeing and managing our ESG initiatives. Committee members review the implementation and effectiveness of our ESG programs and policies. Through end-of-year 2021, we have sought to strengthen our ESG performance through certain voluntary operational strategies, including, for example (i) pursuing a goal to reduce GHG emissions generated by us by 10% between 2022 and 2024; (ii) seeking to co-locate certain of our facilities and common processes, where feasible, to minimize our GHG emission impacts; (iii) pursuing the implementation of alternative energy systems (for example, solar and wind power) at certain of our facilities, where applicable; (iv) seeking to identify and select low-impact energy providers, where geographically available; (v) evaluating the addition of an onboard system for our trucks that would link to integral vehicle systems to reduce vehicle idling time on work locations; and (vi) purchasing alternative fueled vehicles to reduce carbon-based emissions and improved technology offerings, as fleet replacements occur from time to time. Despite our governance, however, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them within a specific timeframe or across all operational assets. Moreover, we note that even with our governance oversight in place, we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related strategies and goals. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.
Changes to applicable tax laws and regulations may result in our incurring additional income tax liabilities, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various complex and evolving U.S. federal, state and local and foreign taxes. U.S. federal, state and local and foreign tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have a material adverse effect on our business, results of operations and financial condition. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. corporate income tax rate, the imposition of a minimum tax on book income for certain corporations, interest expense deduction limitations, greater inclusion of foreign sourced earnings as taxable income and increased limitations on the creditability of foreign taxes paid against US income taxes. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could materially adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own and lease numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of its worldwide operations. The following presents the location of our principal owned or leased facilities, by segment.
Offshore/Manufactured Products – Rio de Janeiro and Macae, Brazil; Aberdeen and West Lothian, Scotland; Rayong, Thailand; Singapore; Navi Mumbai, India; Las Palmas, Spain; Shenzhen, China; Abu Dhabi, UAE; and in the United States: Arlington, Houston and Lampasas, Texas; Oklahoma City and Tulsa, Oklahoma and Houma, Louisiana.
Downhole Technologies – Nunn, Colorado; Millsap, Pleasanton and Midland, Texas; and Clearfield, Pennsylvania; in the United States; and Aberdeen, Scotland.
Well Site Services – Red Deer, Canada; and in the United States: Houston, Kilgore, Midland, and Orange Grove, Texas; New Iberia and Houma, Louisiana; Oklahoma City, Oklahoma; Canonsburg, Towanda and Watsontown, Pennsylvania; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington.
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
Our authorized common stock consists of 200,000,000 shares of common stock. There were 61,378,326 shares of common stock outstanding as of February 11, 2022. The approximate number of record holders of our common stock as of February 11, 2022 was 13. Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "OIS".
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
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on our common stock relative to the cumulative total returns of the Standard & Poor's 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of our peer group, and a customized peer group of fourteen and fourteen companies, with the individual companies listed in footnote (2) and (3) below, respectively, for the period from December 31, 2016 to December 31, 2021. The graph and chart show the value at the dates indicated of $100 invested as of December 31, 2016 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Oil States specifically incorporates it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index, Old Peer Group(2) and New Peer Group(3)

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Oil States International, Inc.
Old Peer Group
S&P 500
PHLX Oil Service Sector
New Peer Group

	2016	2017	2018	2019	2020	2021
Oil States International, Inc.	$100.00	$72.56	$36.62	$41.82	$12.87	$12.74
Old Peer Group(2)	$100.00	$79.82	$50.88	$50.53	$28.47	$29.51
New Peer Group(3)	$100.00	$79.82	$48.60	$47.46	$26.65	$26.64
PHLX Oil Service Sector	$100.00	$82.80	$45.36	$45.11	$26.13	$31.55
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
____________________
(1)$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
(2)The fourteen companies included in our first customized peer group ("Old Peer Group") are: Apergy Corporation (acquired by ChampionX Corporation), Archrock, Inc., ChampionX Corporation, Core Laboratories N.V., Dril-Quip, Inc., Exterran Corporation, Forum Energy Technologies, Inc., Expro Group Holdings N.V., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Newpark Resources, Inc., Oceaneering International, Inc., RPC, Inc., and Superior Energy Services, Inc.
(3)The fourteen companies included in our second customized peer group ("New Peer Group") are: Archrock, Inc., Core Laboratories N.V., Dril-Quip, Inc., Exterran Corporation, Forum Energy Technologies, Inc., Expro Group Holdings N.V., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Newpark Resources, Inc., NexTier Oilfield Solutions Inc., Oceaneering International, Inc., RPC, Inc., Select Energy Services, Inc., and TETRA Technologies, Inc.
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
____________________
(1)No shares were purchased during the three-month period ended December 31, 2021.
Item 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in "Part II Item 8 Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in "Part I, Item 1A. Risk Factors." You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credit and financing transactions, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore/Manufactured Products, Downhole Technologies and Well Site Services segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production as well as regulatory pressures around ESG considerations. As a result, demand for our products and services is sensitive to expectations regarding future crude oil and natural gas prices.
Recent Developments
In March of 2020, the spot price of WTI crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. As demand for most of our products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, these conditions caused rapid reductions to most of our customers' drilling, completion and production activities and their related spending on our products and services, particularly those supporting activities in the U.S. shale play regions, until the supply/demand imbalances eased. During 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effects of the COVID-19 pandemic and related economic, business and market disruptions continue and the macro outlook remains uncertain. The most direct impacts that we continue to experience are decreased pricing for our products and services due to the timing and rate of activity increases, the demand for crude oil, market pressures driving increased capital discipline by our customers and supply chain disruptions. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus, such as the Omicron variant, could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for our products and services, as well as delays in or inability to fulfill our contractual obligations to customers, logistic constraints, increases in our costs and workforce and raw material shortages. We continue to monitor the effect of the COVID-19 pandemic on our employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, along with resulting governmental restrictions and related impacts on the prices of and demand for crude oil, the global economy and capital markets remains uncertain. In addition, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around ESG considerations.
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
On February 10, 2021, we entered into a new $125.0 million ABL Facility under which credit availability is subject to a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory. The ABL Facility matures in February 2025. Concurrent with entering into the ABL Facility, our former senior secured revolving credit facility was terminated. On March 16, 2021, we secured an amendment with our bank group that permitted us to incur the indebtedness represented by the 2026 Notes discussed below.
On March 19, 2021, we issued $135.0 million aggregate principal amount of our 2026 Notes. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of our outstanding 2023 Notes at a discount, with the balance added to cash on-hand.
During 2021, we made strategic decisions within our Well Site Services segment to exit various underperforming service lines and regions both domestically and internationally. During the year ended December 31, 2021, these equipment/service offerings and regions generated revenues of approximately $20 million, but with net losses incurred. These service line and region exits will temper our revenues going forward but should improve our segment margins.
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2021	$61.04	$68.98	$73.51	$79.61	$70.86
2020	50.27	29.70	42.91	44.32	41.96
WTI Crude (per bbl)
2021	$58.09	$66.19	$70.58	$77.33	$68.14
2020	45.34	27.96	40.89	42.52	39.16
Henry Hub Natural Gas (per MMBtu)
2021	$3.50	$2.95	$4.35	$4.75	$3.90
2020	1.91	1.70	2.00	2.52	2.03
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On February 11, 2022, Brent crude oil, WTI crude oil and natural gas spot prices closed at $97.50 per barrel, $93.10 per barrel and $4.04 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on February 11, 2022 was 635 rigs, 14% above the fourth quarter 2021 average.
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
Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including global uncertainties related to the COVID-19 pandemic, increasing domestic or international crude oil production, changes in governmental regulations, potential geopolitical conflicts, trade tensions with China, sanctions on Iranian production and tensions with Iran, civil unrest in Libya and Venezuela, use of alternative fuels, improved vehicle fuel efficiency, a more sustained movement to electric vehicles and/or the potential for ongoing supply/demand imbalances. Capital investment by our customers recently reached a 15-year low due to many of these factors. This underinvestment, coupled with potential instability in foreign producing nations, could lead to a sustained recovery in WTI and Brent crude oil prices. In any event, crude oil price improvements will depend upon the balance of global supply and demand, with a corresponding continued reduction in global inventories.
Customer spending in the natural gas shale plays has been limited due to technological advancements that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in North America.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of our U.S. operations.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 41% of Offshore/Manufactured Products segment sales in 2021 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $260 million as of December 31, 2021 from $219 million as of December 31, 2020. Bookings totaled $345 million in 2021, yielding a book-to-bill ratio of 1.2x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2021	$226	$214	$249	$260
2020	267	235	227	219
2019	234	283	293	280
Our Downhole Technologies segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include proprietary frac plug and toe valve products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product developments.
Our Well Site Services segment provides completion services and, to a much lesser extent, land drilling services, in the United States (including the Gulf of Mexico) and the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of and initial production from new and recompleted wells in our U.S. operations, which are dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations. Well intensity and complexity have increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.

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

		Average for the
	As of February 11, 2022	Year Ended December 31,
		2021	2020
United States:
Land – Oil	498	365	329
Land – Natural gas and other	119	98	87
Offshore	18	15	17
	635	478	433
International:
Land		707	717
Offshore		179	199
		886	916
		1,364	1,349
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2021, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. From this trough, the U.S. rig count has increased to 586 rigs as of December 31, 2021. As can be derived from the table above, the average U.S. rig count for 2021 increased by 45 rigs, or 10%, compared to the average for 2020. However, quarterly averages between periods was more volatile.
Reduced demand for our products and services, coupled with a reduction in the prices we charge our customers for our products and services, has adversely affected our results of operations, cash flows and financial position. If the pricing environment for crude oil declines from current levels, our customers may be required to again reduce their capital expenditures, causing declines in the demand for, and prices, of our products and services, which would adversely affect our results of operations, cash flows and financial position.
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
Other factors that can affect our business and financial results include but are not limited to the general global economic environment, competitive pricing pressures, public health crises, natural disasters, labor market constraints, supply chain disruptions, inflation in wages, materials, parts, equipment and other costs, climate-related and other regulatory changes, and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

Selected Financial Data
This selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.
Consolidated Results of Operations
The following summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	Variance
Revenues:
Products	$299,293	$331,272	$(31,979)
Services	273,868	306,803	(32,935)
	573,161	638,075	(64,914)
Costs and expenses:
Product costs	246,589	287,615	(41,026)
Service costs	223,807	274,190	(50,383)
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	470,396	561,805	(91,409)
Selling, general and administrative expenses	83,692	94,102	(10,410)
Depreciation and amortization expense	80,741	98,543	(17,802)
Impairments of goodwill(2)	—	406,056	(406,056)
Impairments of fixed and lease assets(3)	4,166	12,447	(8,281)
Other operating (income) expense, net	(1,042)	(538)	(504)
	637,953	1,172,415	(534,462)
Operating loss	(64,792)	(534,340)	469,548

Interest expense, net	(10,170)	(13,869)	3,699
Other income, net(4)	1,628	13,880	(12,252)
Loss before income taxes	(73,334)	(534,329)	460,995
Income tax benefit(5)	9,341	65,946	(56,605)
Net loss	$(63,993)	$(468,383)	$404,390

Net loss per share:
Basic	$(1.06)	$(7.83)
Diluted	(1.06)	(7.83)

Weighted average number of common shares outstanding:
Basic	60,293	59,812
Diluted	60,293	59,812
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included non-cash inventory impairment charges of $3.6 million ($2.1 million in product costs and $1.5 million in service costs) recognized in 2021. Cost of revenues (exclusive of depreciation and amortization expense) included non-cash inventory impairment charges of $31.2 million ($17.9 million in product costs and $13.3 million in service costs) recognized in 2020.
(2)During 2020, we recognized non-cash goodwill impairment charges totaling $406.1 million to reduce the carrying value of our reporting units to their estimated fair value.
(3)During 2021 and 2020, we recognized non-cash impairment charges of $4.2 million and $12.4 million, respectively, to reduce the carrying value of certain fixed and operating lease assets to their estimated realizable value.
(4)During 2021, we recognized a non-cash foreign currency loss of $9.3 million associated with the reclassification of unrealized foreign currency translation adjustments which were released upon the liquidation of an international operation and non-cash gains of $4.0 million in connection with our purchases of $131.4 million principal amount of our 2023 Notes. During 2020, we recognized non-cash gains of $10.7 million in connection with our purchases of $34.9 million principal amount of our 2023 Notes.
(5)During 2020, we recognized a discrete tax benefit of $16.4 million related to U.S. net operating loss carrybacks under provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

See Note 3, "Asset Impairments and Other Restructuring Items," Note 4, "Details of Selected Balance Sheet Accounts," Note 6, "Long-term Debt," and Note 9, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these and other charges and benefits recognized in the years ended December 31, 2021 and 2020.
Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Downhole Technologies and Well Site Services. Supplemental financial information by operating segment for the years ended December 31, 2021 and 2020 is summarized below (in thousands):

	Year Ended December 31,
	2021	2020	Variance
Revenues
Offshore/Manufactured Products
Project-driven products	$122,097	$165,497	$(43,400)
Short-cycle products	65,174	48,142	17,032
Other products and services	111,458	126,661	(15,203)
Total Offshore/Manufactured Products	298,729	340,300	(41,571)
Downhole Technologies	103,492	97,936	5,556
Well Site Services	170,940	199,839	(28,899)
Total	$573,161	$638,075	$(64,914)

Operating income (loss)
Offshore/Manufactured Products(1)	$15,447	$(80,794)	$96,241
Downhole Technologies(2)	(13,470)	(224,414)	210,944
Well Site Services(3)	(34,511)	(193,388)	158,877
Corporate	(32,258)	(35,744)	3,486
Total	$(64,792)	$(534,340)	$469,548
________________
(1)Operating loss in 2020 included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(2)Operating loss in 2021 and 2020 included non-cash inventory impairment charges of $2.1 million and $5.9 million, respectively. Operating loss in 2020 also included a non-cash goodwill charge of $192.5 million and other non-cash impairment charges of $3.6 million.
(3)Operating loss in 2021 included non-cash operating lease, fixed asset and inventory impairment charges of $2.8 million, $1.4 million and $1.5 million, respectively. Operating loss in 2020 included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $8.8 million, respectively.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these and other charges and benefits recognized in the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
We reported a net loss for the year ended December 31, 2021 of $64.0 million, or $1.06 per share. The reported 2021 loss included: non-cash impairment charges of $7.7 million ($6.1 million after-tax, or $0.10 per share) associated with write-downs of inventories and fixed and lease assets; $7.5 million ($5.9 million after-tax, or $0.10 per share) of severance and restructuring costs; a non-cash loss of $9.3 million ($9.3 million after-tax, or $0.15 per share) reclassified from other comprehensive loss upon exit of an international operation; and non-cash gains of $4.0 million ($3.2 million after-tax, or $0.05 per share) associated with convertible debt extinguishment.
These results compare to a net loss for the year ended December 31, 2020 of $468.4 million, or $7.83 per share. The reported loss included: non-cash impairment charges totaling $449.7 million ($421.5 million after-tax, or $7.04 per share) related to write downs of goodwill, inventories, fixed and lease assets; $9.1 million ($7.2 million after-tax, or $0.12 per share) of severance and restructuring charges; non-cash gains of $10.7 million ($8.5 million after-tax, or $0.14 per share) associated with convertible debt extinguishment; and discrete tax benefits of $16.4 million, or $0.27 per share, associated with the carryback of tax losses allowed under the CARES Act.
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions. Customer-driven activity has improved since the low levels of 2020, but uncertainty remains around the willingness of operators (our customers) to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around ESG considerations. If the pricing environment for crude oil declines, our customers may be required to further reduce their planned capital expenditures, causing declines in the demand for, and prices of, our products and services.
During 2021, we recognized an aggregate $8.8 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program. During 2020, we also recognized a discrete income tax benefit of $16.4 million related to U.S. net operating loss carrybacks under provisions of the CARES Act.
Revenues. Consolidated total revenues in 2021 decreased $64.9 million, or 10%, from 2020.
Consolidated product revenues in 2021 decreased $32.0 million, or 10%, from 2020, driven primarily by reduced project-driven customer demand for connector products, partially offset by the impact of higher U.S. land-based customer activity. Consolidated service revenues in 2021 decreased $32.9 million, or 11%, from 2020 due primarily to higher customer spending in the U.S. shale play regions in the first quarter of 2020, prior to the significant impact of the COVID-19 pandemic on our operating results. As can be derived from the following table, 59% of our consolidated revenues in 2021 were derived from sales of our short-cycle product and service offerings, which compares to 54% in the prior year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2021 and 2020 (in thousands):

	Offshore/ Manufactured Products		Downhole Technologies		Well Site Services		Total
Year Ended December 31	2021	2020	2021	2020	2021	2020	2021	2020
Major revenue categories -
Project-driven products	$122,097	$165,497	$—	$—	$—	$—	$122,097	$165,497
Short-cycle:
Completion products and services	41,640	26,148	103,492	97,936	160,881	191,529	306,013	315,613
Drilling services	—	—	—	—	10,059	8,310	10,059	8,310
Other products	23,534	21,994	—	—	—	—	23,534	21,994
Total short-cycle	65,174	48,142	103,492	97,936	170,940	199,839	339,606	345,917
Other products and services	111,458	126,661	—	—	—	—	111,458	126,661
	$298,729	$340,300	$103,492	$97,936	$170,940	$199,839	$573,161	$638,075

Percentage of total revenue by type -
Products	71%	71%	85%	93%	—%	—%	52%	52%
Services	29%	29%	15%	7%	100%	100%	48%	48%

Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $91.4 million, or 16%, in 2021 compared to 2020. Cost of revenues in 2021 and 2020 included $3.6 million and $31.2 million, respectively, of non-cash inventory impairment charges. Excluding these charges, consolidated cost of revenues decreased $63.8 million, or 12%, from the prior year.
Consolidated product costs were $246.6 million in 2021, which included a $2.1 million non-cash inventory impairment charge. This compares to consolidated product costs of $287.6 million in 2020, which included $17.9 million of non-cash inventory impairment charges. Excluding these charges, consolidated product costs decreased $25.2 million, or 9%, from the prior year due to reduced sales volumes. Consolidated service costs were $223.8 million in 2021, which included a non-cash inventory impairment charge of $1.5 million. This compares to consolidated services costs of $274.2 million in 2020, which included non-cash inventory impairment charges of $13.3 million. Excluding these charges, consolidated service costs decreased $38.6 million, or 15%, from the prior year due to the decrease in revenues and implemented cost reduction measures.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $10.4 million, or 11%, in 2021 from 2020 due primarily to reductions in personnel, compensation levels, professional services and bad debt expense along with other implemented cost reduction measures.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $17.8 million, or 18%, in 2021 compared to the prior year, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 13, "Segments and Related Information," to our Consolidated Financial Statements presents depreciation and amortization expense by segment.
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
Impairments of Fixed and Lease Assets. During 2021, our Well Site Services segment recorded non-cash impairment charges of $4.2 million to reduce the carrying value of certain of the segment's fixed and lease assets to their estimated realizable value. During 2020, our Well Site Services and Downhole Technologies segments recorded non-cash impairment charges of $8.8 million and $3.6 million, respectively, to reduce the carrying value of certain of the segments' fixed and lease assets to their estimated realizable value.
Operating Loss. Our consolidated operating loss was $64.8 million in 2021, which included $7.7 million of non-cash asset impairment charges and $7.5 million of severance and restructuring costs. This compares to a consolidated operating loss of $534.3 million recognized in 2020, which included the impact of $449.7 million non-cash asset impairment charges and $9.1 million in severance and restructuring costs. Excluding these charges, consolidated operating loss decreased $26.1 million or 34%.
Interest Expense, Net. Net interest expense was $10.2 million in 2021, which compares to $13.9 million in 2020. Interest expense, which included amortization of deferred financing costs in 2021 and amortization of debt discount and deferred financing costs in 2020, as a percentage of total debt outstanding was approximately 5% in 2021 and 6% in 2020. See Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements for discussion of ASU 2020-06, which changed our method of accounting for the 2023 Notes upon adoption (effective January 1, 2021).
Other Income, Net. Other income, net for 2021 included gains of $6.5 million recognized on the disposal of assets and non-cash gains of $4.0 million recognized in connection with our purchases of $131.4 million principal amount of our 2023 Notes for $126.0 million in cash. These gains were offset by a $9.3 million non-cash loss associated with the reclassification of unrealized foreign currency translation adjustments to net loss upon our liquidation of an international operation, which was previously recorded as a component of other comprehensive loss within stockholders’ equity. In 2020, we recognized non-cash gains of $10.7 million in connection with our purchases of $34.9 million principal amount of our 2023 Notes for $20.1 million in cash and recognized gains of $2.4 million on the disposal of assets.
Income Tax. For 2021, our income tax benefit was $9.3 million, or 13% of the pre-tax loss of $73.3 million, which included a non-cash foreign currency loss of $9.3 million and other expenses that are not deductible for income tax purposes. This compares to an income tax benefit of $65.9 million, or 12% of the pre-tax loss of $534.3 million for 2020, which included non-cash goodwill charges (approximately $313.1 million) and other expenses that are not deductible for income tax purposes.

In 2020, the impact of these non-deductible expenses was partially offset by a $16.4 million discrete tax benefit related to the carryback of U.S. net operating losses under the CARES Act.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive income was $5.4 million in 2021 compared to loss of $3.6 million in 2020. With the liquidation of an international operation in 2021 noted above, we recognized other comprehensive income (resulting from the release of historical currency translation adjustments) of $9.3 million in 2021. Excluding this benefit, our reported other comprehensive loss was $4.0 million, driven by fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For 2021 and 2020, recurring currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During 2021, the exchange rate for the British pound and the Brazilian real both weakened compared to the U.S. dollar. During 2020, the exchange rate for the British pound strengthened compared to the U.S. dollar while the exchange rate for the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues declined $41.6 million, or 12%, in 2021 compared to 2020 due primarily to a reduction in sales of connector products and service activities, partially offset by an increase in demand for short-cycle products.
Operating Income (Loss). Our Offshore/Manufactured Products segment reported operating income of $15.4 million in 2021, which included $0.9 million of severance and restructuring charges. The segment reported an operating loss of $80.8 million in 2020, which included severance and restructuring costs of $1.4 million and non-cash impairment charges of $86.5 million related to goodwill and $16.2 million related to inventory. Excluding these charges, our Offshore/Manufactured Products segment operating income decreased $7.0 million, or 30%, in 2021 compared to 2020, with the impact of the year-over-year decrease in revenues partially offset by implemented cost reduction measures.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $260 million as of December 31, 2021, an increase of 19% from December 31, 2020. Bookings during 2021 totaled $345 million, yielding a book-to-bill ratio of 1.2x.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $5.6 million, or 6%, in 2021 from the prior year due primarily to higher U.S. land-based customer completion activity.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $13.5 million in 2021, which included a non-cash inventory impairment charge of $2.1 million and $0.8 million of severance and restructuring charges. The segment reported an operating loss of $224.4 million in the prior year, which included severance and restructuring costs of $2.0 million and non-cash impairment charges of $192.5 million related to goodwill, $5.9 million related to inventory and $3.6 million related to fixed and lease assets. Excluding these charges, operating loss decreased $9.8 million, or 48%, in 2021 from the prior year due primarily to implemented cost reduction measures.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $28.9 million, or 14%, in 2021 compared to the prior year, driven by higher customer completion and production activity during the first quarter of 2020, prior to the rapid decline in activity triggered by the COVID-19 pandemic.
Operating Loss. Our Well Site Services segment reported an operating loss of $34.5 million in 2021, which included $4.3 million in severance and restructuring costs, non-cash fixed and lease asset impairment charges of $4.2 million and a non-cash inventory impairment charge of $1.5 million. The segment reported an operating loss of $193.4 million in 2020, which included severance and restructuring costs of $4.3 million and non-cash impairment charges of $127.1 million related to goodwill, $9.0 million related to inventory and $8.8 million related to fixed assets. Excluding these charges, our Well Site Services operating loss decreased $19.6 million, or 44%, from the prior year, with the impact of a $13.1 million decrease in depreciation and amortization expense and implemented cost reduction measures partially offset by the impact of the decrease in revenues.

Corporate
Operating Loss. Corporate expenses decreased $3.5 million, or 10%, in 2021 compared to the prior year, reflecting the impact of implemented cost reduction measures.
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
Operating Activities
Cash flows from operations totaling $7.2 million were generated during the year ended December 31, 2021, compared to $132.8 million generated by operations during 2020.
During 2021, $17.2 million was used to fund net working capital increases, primarily due to the significant increase in activity levels in the latter part of 2021 as the global economy recovered. During 2020, $69.7 million was provided from net working capital decreases, primarily due to collections of accounts receivable and an increase in deferred revenue, partially offset by decreases in accounts payable and accrued liabilities. Additionally, during 2020, we received cash of $41.3 million related to carryback claims regarding U.S. net operating losses generated in 2018 and 2019 that were filed in accordance with the rules and procedures of the CARES Act.
Investing Activities
Cash used in investing activities during 2021 totaled $6.6 million, compared to $3.7 million used in investing activities during 2020.
Capital expenditures totaled $17.5 million and $12.7 million during the years ended December 31, 2021 and 2020, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $11.5 million and $9.6 million during 2021 and 2020, respectively.
We expect to spend approximately $25 million in capital expenditures during 2022. Whether planned expenditures will actually be made in 2022 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility.
Financing Activities
During the year ended December 31, 2021, net cash of $19.6 million was used in financing activities including our purchases of $131.4 million principal amount of our 2023 Notes for cash totaling $126.0 million and $19.0 million of net repayments under our ABL Facility. Partially offsetting these uses was our issuance of $135.0 million principal amount of our 2026 Notes yielding net cash proceeds of $130.6 million. This compares to $65.0 million of cash used in financing activities during the year ended December 31, 2020, primarily as a result of $32.9 million in net repayments under our former revolving credit facility and our purchases of $34.9 million principal amount of our 2023 Notes for $20.1 million.
As of December 31, 2021, we had cash and cash equivalents totaling $52.9 million, which compared to $72.0 million as of December 31, 2020.
As of December 31, 2021, we had no borrowings outstanding under our ABL Facility (discussed below), $26.0 million principal amount of our 2023 Notes outstanding, $135.0 million principal amount of our 2026 Notes outstanding and other debt of $21.7 million. Our reported interest expense, which appropriately included amortization of deferred financing costs of $2.3 million during 2021, was above our contractual cash interest expense. For 2021, our contractual cash interest expense was $7.9 million, or approximately 4% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the COVID-19 pandemic resulted in a significant disruption of global financial markets. For companies like ours that support the energy industry, this disruption (which in 2020 was exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices) negatively impacted the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
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
See Note 6, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the ABL Agreement. As of December 31, 2021, we had $16.1 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of December 31, 2021 was $48.9 million, calculated based on the current borrowing base less outstanding letters of credit.
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
See Note 6, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the 2026 Notes. As of December 31, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
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

During 2021, we purchased $131.4 million principal amount of the outstanding 2023 Notes for $126.0 million in cash. Since September 2019, we have purchased a cumulative $174.0 million principal amount of the 2023 Notes for $152.8 million in cash.
See Note 6, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further information regarding the 2023 Notes. As of December 31, 2021, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.
Promissory Note. In connection with the GEODynamics Acquisition, we issued a $25.0 million promissory note that was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. We have provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. We have incurred settlement costs and expenses of $7.5 million related to such indemnification claims and believe that the maturity date of such note is extended until the resolution of such indemnity claims and that we are permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million as of December 31, 2021, which is our current best estimate of what is owed after set-off for indemnification matters. See Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Our total debt represented 20% of our combined total debt and stockholders' equity as of December 31, 2021 and 2020.
Contractual Obligations. As discussed above, we believe that cash on-hand, cash flow from operations and borrowing capacity under our ABL facility will be sufficient to meet our liquidity needs in the coming twelve months. The following summarizes our more significant contractual obligations as of December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by year
	Total	2022	2023 and 2024	2025 and 2026	After 2026
Contractual obligations
ABL Facility(1)	$—	$—	$—	$—	$—
2023 Notes(2)	26,407	390	26,018	—	—
2026 Notes(3)	162,253	6,413	12,825	143,016	—
Promissory note(4)	19,440	19,440	—	—	—
Other debt and finance lease obligations	4,123	728	994	1,027	1,374
Operating lease liabilities(5)	34,793	7,942	10,557	8,127	8,167
Purchase obligations(6)	78,287	76,544	1,743	—	—
Total contractual cash obligations	$325,303	$111,456	$52,137	$152,170	$9,541
____________________
(1)As of December 31, 2021, we had no borrowings outstanding under our ABL Facility. The total amount available to be drawn as of December 31, 2021 was $48.9 million.
(2)Amount represents the full principal amount of the 2023 Notes together with cash interest payments due semi-annually.
(3)Amount represents the full principal amount of the 2026 Notes together with cash interest payments due semi-annually.
(4)Amount represents the net principal amount of the $25 million promissory note together with accrued and unpaid interest as of February 22, 2022. The $25 million promissory note (together with accrued and unpaid interest) issued in connection with the GEODynamics Acquisition was scheduled to mature on July 12, 2019. We believe that payments due under the promissory note are subject to set-off, in full or in part, against certain claims related to matters occurring prior to the GEODynamics Acquisition. As more fully described in Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements, we have provided notice to and asserted indemnification claims against the Seller, and the Seller has filed a breach of contract suit against us alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. As a result, we believe that the maturity date of the note is extended until the resolution of the claims and we expect that the amount ultimately paid in respect of such note will be reduced as a result of these indemnification claims. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million as of December 31, 2021, which is our current best estimate of what is owed after set-off for indemnification matters.
(5)Amount represents payment obligations (including implied interest) for operating leases with an initial term of greater than twelve months. Operating lease obligations are recorded in the consolidated balance sheet as operating lease liabilities while the right-of-use assets are included within operating lease assets.

(6)Our purchase obligations primarily relate to open purchase orders in our Offshore/Manufactured Products and Completion Services operations.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our product or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of the businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the Seller in the GEODynamics Acquisition filed a breach of contract suit against us in federal court in August 2020, in which the Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, a motion by the Seller for partial summary judgement was denied by the state court. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Availability and Cost of Products. We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products as a result of tariffs, supply chain disruptions or other events, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Tax Matters. See Note 2, "Summary of Significant Accounting Policies," and Note 9, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information with respect to tax matters.
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
Goodwill and Long-Lived Tangible and Intangible Assets
Our goodwill totaled $76.4 million, representing 7% of our total assets as of December 31, 2021. Our long-lived tangible assets totaled $364.0 million, representing 34% of our total assets as of December 31, 2021, and our long-lived intangible assets totaled $185.7 million, representing 17% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable and inventories.
Goodwill
Goodwill represents the excess, after impairments, of the purchase price for acquired businesses over the allocated fair value of related net assets. In accordance with current accounting guidance, we do not amortize goodwill, but rather assess goodwill for impairment annually (as of December 1) and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. In the evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately using relevant events and circumstances. We estimate the fair value of each reporting unit and compare that fair value to its recorded carrying value. We utilize, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, our total market capitalization is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded based on the excess of the carrying amount over the reporting unit's fair value.
March 2020 Impairments
In March 2020, the spot price of WTI crude oil declined over 50% in response to actual and forecasted reductions in global demand stemming from the global response to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. Following this unprecedented collapse in crude oil prices, the spot price of Brent and WTI crude oil closed at $15 and $21 per barrel, respectively, on March 31, 2020. Consistent with oilfield service industry peers, our stock price also declined dramatically during the first quarter of 2020, with our market capitalization falling substantially below the carrying value of stockholders' equity.
Given the significance of these March 2020 events, we performed a quantitative impairment assessment of goodwill as of March 31, 2020. This interim assessment indicated that the fair value of each of the reporting units was less than their respective carrying amounts due to, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic. In addition, the estimated returns required by market participants increased materially in our March 31, 2020 assessment from the assessment performed as of December 1, 2019, resulting in higher discount rates used in the discounted cash flow analysis.
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
The discount rates used to value our reporting units as of March 31, 2020 ranged between 16.8% and 18.5%. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 50-basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would have increased the goodwill impairment charge by approximately $10 million.
December 2020 and 2021 Assessments
As of December 1, 2021 and 2020, we had only one reporting unit – Offshore/Manufactured Products – with a goodwill balance remaining. We performed our annual quantitative assessments of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount at each date and no additional impairments were required in either period.
The valuation techniques used in these annual assessments were consistent with those used during the March 31, 2020 assessment for the Offshore/Manufactured Products reporting unit. The discount rate used to value the reporting unit as of December 1, 2020 and 2021 was 15.3% and 14.5%, respectively. The estimated returns required by market participants decreased in our 2020 and 2021 annual assessments from the March 31, 2020 assessment given improvements in the global economy and financial markets. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 100 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would not result in a goodwill impairment in either period.
As of December 31, 2021, our market capitalization was $305 million, or $391 million below our equity carrying value.

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
Long-Lived Tangible and Intangible Assets
An assessment for impairment of long-lived tangible and intangible assets is conducted at the asset group level whenever changes in facts and circumstances indicate that the carrying value of such asset group may not be recoverable based on estimated undiscounted future cash flows. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows to be generated by our assets. When necessary, the amount of impairment is determined based on the excess of carrying value over fair value of the asset group, using quoted market prices, if available, or our judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives.
During 2021, 2020 and 2019, we recognized non-cash long-lived asset impairment charges totaling $4.2 million, $12.4 million and $33.7 million, respectively, to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value.
Based on our impairment assessment in 2021, the carrying values of our other long-lived tangible and intangible assets are recoverable. Accordingly, no additional impairment losses were recorded. However, management actions or industry cyclicality and downturns may result in future changes to our estimates of projected operating cash flows, or their timing, and could potentially cause future impairment to the values of our long-lived assets, including finite-lived intangible assets.
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
Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 35%, 38% and 34% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 65%, 62% and 66% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
Proceeds from customers for the cost of oilfield rental equipment that is damaged or lost downhole are reflected as gains or losses on the disposition of assets after considering the write-off of the remaining net book value of the equipment are included within Other income, net.
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
As of December 31, 2021, our total investment, including earnings and profits, in foreign subsidiaries is considered to be permanently reinvested outside the United States. We account for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
We record a valuation allowance in the reporting period when we believe that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws, available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income, assessment of future business and tax planning strategies. During 2021, 2020 and 2019, we recorded valuation allowances primarily with respect to foreign and U.S. state net operating loss carryforwards.
The calculation of our tax liabilities involves assessing uncertainties regarding the application of complex tax regulations. We account for uncertain tax positions using a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes during the period in which we determine that the recorded tax liability is below the expected level of the ultimate assessment.

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
In August 2020, the FASB issued guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity. The updated standard eliminated the requirement that the carrying value of convertible debt instruments, such as the 2023 Notes, be allocated between the debt and equity components. As permitted under the guidance, we adopted the standard on January 1, 2021 using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and an $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%. The 2026 Notes issued on March 19, 2021, have been accounted for in accordance with the provisions of this standard.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2021, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the year ended December 31, 2021, our reported foreign currency exchange losses were $0.2 million and are included in "Other operating expense, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, is primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $5.4 million from $71.4 million as of December 31, 2020 to $66.0 million as of December 31, 2021, with the reclassification of $9.3 million in historical currency translation adjustments to net loss upon the liquidation of an international operation partially offset by the impact of changes in currency exchange rates during 2021. During 2021, the exchange rate for the British pound and the Brazilian real weakened by 1% and 7%, respectively, compared to the U.S. dollar. During 2020, the exchange rate for the British pound strengthened by 3% compared to the U.S. dollar while the Brazilian real weakened by 23% compared to the U.S. dollar.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data begin on page 58 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.

Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States' internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as described below.
(b) Attestation report of the registered public accounting firm.
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this Annual Report on Form 10‑K on page 61 and is incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
There was no information required to be disclosed in a report on Form 8‑K during the fourth quarter of 2021 that was not reported on a Form 8‑K during such time.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(1)Information concerning directors, including our audit committee financial experts, appears in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(2)Information with respect to executive officers appears in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(3)Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(4)Information concerning corporate governance and our code of ethics appears in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, under "Financial Code of Ethics for Senior Officers." This portion of the Definitive Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures appear in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits
(1)    Financial Statements: Reference is made to the index set forth on page 58 of this Annual Report on Form 10‑K.
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
Indenture, dated March 19, 2021, by and among Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 4.75% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on March 22, 2021 (File No. 001-16337)).

4.4	—	Description of Common Stock (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 21, 2020).

10.1+	—
Amended and Restated Equity Participation Plan of Oil States International, Inc. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.2*	—	Form of Deferred Stock Award Election under the Company's Amended and Restated Equity Participation Plan.

10.3*	—	Form of Deferred Stock Grant Notice and Agreement under the Company's Amended and Restated Equity Participation Plan.

10.4+	—
Deferred Compensation Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013 (File No. 001‑16337)).

10.5+	—
Annual Incentive Compensation Plan, dated January 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.6+	—
Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001‑16337)).

10.7+	—
Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S‑1, as filed with the SEC on December 12, 2000 (File No. 333‑43400)).

10.8	—
Asset-based Credit Agreement, dated as of February 10, 2021, among Oil States International, Inc., as Borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on February 12, 2021 (File No. 001-16337)).

10.9	—
First Amendment to Credit Agreement, dated March 16, 2021, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on March 22, 2021 (File No. 001-16337)).

10.10	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001‑16337)).

10.11+	—
Form of Director Stock Option Agreement under the Company's 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005 (File No. 001‑16337)).

10.12+	—
Form of Employee Nonqualified Stock Option Agreement under the Company's Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.13+	—
Form of Restricted Stock Agreement under the Company's Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.14+	—
Form of Performance Award Agreement under the Company's Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.15+	—
Form of Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on April 29, 2021 (File No. 001-16337)).

10.16+	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8‑K as filed with the SEC on November 15, 2006 (File No. 001‑16337)).

10.17+	—
Form of Non-Employee Director Restricted Stock Agreement under the Company's Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

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

10.21	—
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2022.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 22, 2022.

Signature		Title

*		Chairman of the Board
Robert L. Potter

/s/ Cindy B. Taylor		Director, President & Chief Executive Officer
Cindy B. Taylor		(Principal Executive Officer)

/s/ Lloyd A. Hajdik		Executive Vice President, Chief Financial Officer
Lloyd A. Hajdik		and Treasurer
(Principal Financial Officer)

/s/ Brian E. Taylor		Senior Vice President, Controller and Chief Accounting Officer
Brian E. Taylor		(Principal Accounting Officer)

*		Director
Denise Castillo-Rhodes

*		Director
Lawrence R. Dickerson

*		Director
Darrell E. Hollek

*		Director
Christopher T. Seaver

*		Director
Hallie A. Vanderhider

*		Director
E. Joseph Wright

*By:	/s/ Lloyd A. Hajdik
Lloyd A. Hajdik, pursuant to a power of
attorney filed as Exhibit 24.1 to this
Annual Report on Form 10-K

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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

Goodwill Impairment Assessment – Offshore/Manufactured Products
Description of the Matter
At December 31, 2021, the Company's goodwill in the Offshore/Manufactured Products reporting unit was $76.4 million. As described in Note 2 to the consolidated financial statements, goodwill is assessed for impairment annually (as of December 1) and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. The Company performed its annual quantitative assessment of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount and no impairment was required for the year ended December 31, 2021.
Auditing management's annual goodwill impairment assessment for the Company's Offshore/Manufactured Products reporting unit was subjective and required the involvement of specialists due to the significant measurement uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate attributable to the income approach was sensitive to changes in significant assumptions, such as the discount rate and the revenue growth rate, both of which are affected by market forecasts of commodity prices and the level of capital expenditures in the oil and gas industry.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's annual goodwill impairment assessment process. For example, we tested controls over the Company's forecasting process as well as controls over management's review of the significant assumptions in estimating the fair value of the reporting unit and the related evaluation of management's specialist.
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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Houston, Texas
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oil States International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes, and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
February 22, 2022

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Products	$299,293	$331,272	$483,359
Services	273,868	306,803	533,995
	573,161	638,075	1,017,354

Costs and expenses:
Product costs	246,589	287,615	369,194
Service costs	223,807	274,190	433,395
Cost of revenues (exclusive of depreciation and amortization expense presented below)	470,396	561,805	802,589
Selling, general and administrative expense	83,692	94,102	122,932
Depreciation and amortization expense	80,741	98,543	123,319
Impairments of goodwill	—	406,056	165,000
Impairments of fixed and lease assets	4,166	12,447	33,697
Other operating income, net	(1,042)	(538)	(2,003)
	637,953	1,172,415	1,245,534
Operating loss	(64,792)	(534,340)	(228,180)

Interest expense	(10,328)	(14,259)	(17,898)
Interest income	158	390	262
Other income, net	1,628	13,880	5,089
Loss before income taxes	(73,334)	(534,329)	(240,727)
Income tax benefit	9,341	65,946	8,919
Net loss	$(63,993)	$(468,383)	$(231,808)

Net loss per share:
Basic	$(1.06)	$(7.83)	$(3.90)
Diluted	(1.06)	(7.83)	(3.90)

Weighted average number of common shares outstanding:
Basic	60,293	59,812	59,379
Diluted	60,293	59,812	59,379
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(63,993)	$(468,383)	$(231,808)

Other comprehensive income (loss):
Release of currency translation adjustments on liquidation of an international operation	9,320	—	—
Other currency translation adjustments	(4,044)	(3,750)	3,462
Other	78	111	189
Total other comprehensive income (loss)	5,354	(3,639)	3,651
Comprehensive loss	$(58,639)	$(472,022)	$(228,157)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$52,852	$72,011
Accounts receivable, net	186,080	163,135
Inventories, net	168,573	170,376
Prepaid expenses and other current assets	19,222	18,071
Total current assets	426,727	423,593

Property, plant, and equipment, net	338,583	383,562
Operating lease assets, net	25,388	33,140
Goodwill, net	76,412	76,489
Other intangible assets, net	185,749	205,749
Other noncurrent assets	32,889	29,727
Total assets	$1,085,748	$1,152,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$18,262	$17,778
Accounts payable	63,343	46,433
Accrued liabilities	43,401	44,504
Current operating lease liabilities	6,481	7,620
Income taxes payable	2,564	2,413
Deferred revenue	43,236	43,384
Total current liabilities	177,287	162,132

Long-term debt	160,488	165,759
Long-term operating lease liabilities	23,452	29,166
Deferred income taxes	3,637	14,263
Other noncurrent liabilities	25,058	23,309
Total liabilities	389,922	394,629

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 73,900,160 shares and 73,288,976 shares issued, respectively	739	733
Additional paid-in capital	1,105,135	1,122,945
Retained earnings	281,567	329,327
Accumulated other comprehensive loss	(66,031)	(71,385)
Treasury stock, at cost, 12,521,834 and 12,283,817 shares, respectively	(625,584)	(623,989)
Total stockholders' equity	695,826	757,631
Total liabilities and stockholders' equity	$1,085,748	$1,152,260
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2018	$718	$1,097,758	$1,029,518	$(71,397)	$(616,829)	$1,439,768
Net loss	—	—	(231,808)	—	—	(231,808)
Currency translation adjustment (excluding intercompany advances)	—	—	—	3,925	—	3,925
Currency translation adjustment on intercompany advances	—	—	—	(463)	—	(463)
Other comprehensive income	—	—	—	189	—	189
Stock-based compensation expense:
Restricted stock	8	16,707	—	—	—	16,715
Stock options	—	53	—	—	—	53
Stock repurchases	—	—	—	—	(757)	(757)
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(3,698)	(3,698)
Common stock withdrawn from deferred compensation plan	—	3	—	—	40	43
Balance, December 31, 2019	726	1,114,521	797,710	(67,746)	(621,244)	1,223,967
Net loss	—	—	(468,383)	—	—	(468,383)
Currency translation adjustment (excluding intercompany advances)	—	—	—	2,065	—	2,065
Currency translation adjustment on intercompany advances	—	—	—	(5,815)	—	(5,815)
Other comprehensive income	—	—	—	111	—	111
Stock-based compensation expense:
Restricted stock	7	8,424	—	—	—	8,431
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,745)	(2,745)
Balance, December 31, 2020	733	1,122,945	329,327	(71,385)	(623,989)	757,631
Net loss	—	—	(63,993)	—	—	(63,993)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(1,096)	—	(1,096)
Currency translation adjustments on intercompany advances	—	—	—	(2,948)	—	(2,948)
Release of currency translation adjustments on liquidation of an international operation	—	—	—	9,320	—	9,320
Other comprehensive income	—	—	—	78	—	78
Stock-based compensation expense:
Restricted stock	6	7,873	—	—	—	7,879
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,595)	(1,595)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, December 31, 2021	$739	$1,105,135	$281,567	$(66,031)	$(625,584)	$695,826
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(63,993)	$(468,383)	$(231,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	80,741	98,543	123,319
Impairments of goodwill	—	406,056	165,000
Impairments of inventories	3,581	31,151	—
Impairments of fixed and lease assets	4,166	12,447	33,697
Stock-based compensation expense	7,879	8,431	16,768
Amortization of debt discount and deferred financing costs	2,314	7,736	7,884
Deferred income tax benefit	(8,639)	(24,404)	(15,469)
Release of foreign currency translation adjustments on liquidation of an international operation	9,320	—	—
Gains on extinguishment of 1.50% convertible senior notes	(4,022)	(10,721)	—
Gains on disposals of assets	(6,472)	(2,444)	(4,291)
Other, net	(511)	4,668	3,079
Changes in operating assets and liabilities:
Accounts receivable	(24,407)	63,876	50,257
Inventories	(10,334)	17,578	(10,774)
Accounts payable and accrued liabilities	17,727	(37,315)	(6,173)
Deferred revenue	(148)	25,549	3,470
Other operating assets and liabilities, net	(8)	(13)	2,473
Net cash flows provided by operating activities	7,194	132,755	137,432

Cash flows from investing activities:
Capital expenditures	(17,517)	(12,749)	(56,116)
Proceeds from disposition of property and equipment	11,527	9,601	6,046
Other, net	(636)	(581)	(1,912)
Net cash flows used in investing activities	(6,626)	(3,729)	(51,982)

Cash flows from financing activities:
Revolving credit facility borrowings	12,873	72,173	246,828
Revolving credit facility repayments	(31,873)	(105,104)	(331,041)
Issuance of 4.75% convertible senior notes	135,000	—	—
Purchases of 1.50% convertible senior notes	(125,952)	(20,078)	(6,724)
Other debt and finance lease repayments, net	(230)	(8,222)	(500)
Payment of financing costs	(7,791)	(1,041)	(16)
Purchases of treasury stock	—	—	(757)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,595)	(2,745)	(3,698)
Net cash flows used in financing activities	(19,568)	(65,017)	(95,908)

Effect of exchange rate changes on cash and cash equivalents	(159)	(491)	(365)
Net change in cash and cash equivalents	(19,159)	63,518	(10,823)
Cash and cash equivalents, beginning of period	72,011	8,493	19,316
Cash and cash equivalents, end of period	$52,852	$72,011	$8,493

Cash paid (received) for:
Interest	$6,532	$6,402	$9,626
Income taxes, net	152	(36,766)	(1,303)
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
The Company operates through three business segments – Offshore/Manufactured Products, Downhole Technologies and Well Site Services – and, through its subsidiaries, is a leading provider of specialty products and services to oil and gas and industrial companies around the world. The Company operates in a substantial number of the world's active resource intensive regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
2. Summary of Significant Accounting Policies
Use of Estimates
As further discussed in Note 14, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and 2021, the Company recorded asset impairments, severance and restructuring charges in response to these developments, as further discussed in Note 3, "Asset Impairments and Other Restructuring Items." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, goodwill and long-lived asset impairments, revenue and income recognized over time, valuation allowances recorded on deferred tax assets, reserves on inventory, allowances for doubtful accounts, settlement of litigation and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.
Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes (as defined below) and 2026 Notes (as defined below), on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of December 31, 2021 was $24.3 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $26.0 million. The estimated fair value of the 2026 Notes as of December 31, 2021 was $122.9 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
Inventories
Inventories consist of consumable oilfield products, manufactured equipment, spare parts for manufactured equipment, and work-in-process. Inventories also include raw materials, labor, subcontractor charges, manufacturing overhead and supplies and are carried at the lower of cost or net realizable value. The cost of inventories is determined on an average cost or specific-

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
identification method. A reserve for excess and/or obsolete inventory is maintained based on the age, turnover, condition, expected near-term utility and market pricing of the goods.
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
Goodwill
Goodwill represents the excess after impairments, if applicable, of the purchase price for acquired businesses over the allocated fair value of related net assets. In accordance with current accounting guidance, the Company does not amortize goodwill, but rather assesses goodwill for impairment annually (as of December 1) and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. In the evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately using relevant events and circumstances. Management estimates the fair value of each reporting unit and compares that fair value to its recorded carrying value. Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, the total market capitalization of the Company is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded based on the excess of the carrying amount over the reporting unit's fair value. As further discussed in Note 5, "Goodwill and Other Intangible Assets," the Company recognized non-cash goodwill impairment charges of $406.1 million in the first quarter of 2020 and $165.0 million in the fourth quarter of 2019.
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
As further discussed in Note 4, "Details of Selected Balance Sheet Accounts," and Note 7, "Operating Leases," the Company recognized non-cash asset impairment charges totaling $4.2 million, $12.4 million and $33.7 million in 2021, 2020 and 2019, respectively, to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value.
Based on the Company's review, the carrying values of its other long-lived assets are recoverable, and no additional impairment losses were recorded during the periods presented.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expenses totaled $4.4 million, $6.1 million and $7.0 million in 2021, 2020 and 2019, respectively, and are reported within cost of revenues in the accompanying consolidated statements of operations.
Foreign Currency and Other Comprehensive Loss
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2021 and 2020, the Company had no outstanding foreign currency forward purchase contracts.
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
The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 35%, 38% and 34% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revenues from products and services transferred to customers over time accounted for approximately 65%, 62% and 66% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of the Company's revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
As of December 31, 2021, the Company had $153.6 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 40% of this remaining backlog is expected to be recognized as revenue in 2022 and the balance thereafter.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.
As of December 31, 2021, the Company's total investment in foreign subsidiaries is considered to be permanently reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
future income and assessment of future business and tax planning strategies. During 2021, 2020 and 2019, the Company recorded valuation allowances primarily with respect to foreign and U.S. state net operating loss ("NOL") carryforwards.
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
Receivables and Concentration of Credit Risk
Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the worldwide oil and gas industry. Note 13, "Segments and Related Information," provides further information with respect to the Company's geographic revenues and significant customers. The Company evaluates the credit-worthiness of significant customers' financial condition and, generally, the Company does not require significant collateral from its customers.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock-Based Compensation
The fair value of share-based payments is estimated using the quoted market price of the Company's common stock and pricing models as of the date of grant as further discussed in Note 11, "Long-Term Incentive and Deferred Compensation Plans." The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service-based awards, the Company issues performance-based awards, which are conditional based upon Company performance. Performance-based award expense, and ultimate vesting, is recognized in an amount that depends on the Company's probable achievement of specified performance objectives.
Guarantees
Some product sales in the Offshore/Manufactured Products segment are sold with an assurance warranty, generally ranging from 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region.
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2021, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $16.1 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
Accounting for Contingencies
The Company has contingent liabilities and future claims for which estimates of the amount of the eventual cost to liquidate such liabilities are accrued. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and an assessment of exposure has been made and recorded in an amount estimated to cover the expected loss. Other claims or liabilities have been estimated based on their fair value or management's experience in such matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, future reported financial results will be impacted by the difference between the accruals and actual amounts paid in settlement. Examples of areas with important estimates of future liabilities include duties, income taxes, litigation, insurance claims and contractual claims and obligations.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity (referred to as "ASU 2020-06"). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as the Company's 1.50% convertible senior notes due 2023 (the "2023 Notes"), be allocated between debt and equity components. As permitted under the standard, the Company adopted the guidance on January 1, 2021, using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and a $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%. As further discussed in Note 6, "Long-term Debt," the Company issued $135.0 million principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") on March 19, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.    Asset Impairments and Other Restructuring Items
During 2019, the Company recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Goodwill (Note 5)	$—	$165,000	$—	$—	$165,000	$—	$165,000
Fixed assets (Note 4)	—	—	33,697	—	33,697	7,076	26,621
Severance and restructuring costs	1,655	—	1,847	—	3,502	735	2,767
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. As demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, these conditions caused rapid reductions to most of the Company's customers' drilling, completion and production activities and their related spending on the Company's products and services, particularly those supporting activities in the U.S. shale play regions, until the supply/demand imbalances eased. While the prices of and demand for crude oil have increased significantly since reaching record low levels in April 2020, uncertainty remains regarding the timing of demand recovery to pre-COVID-19 levels and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around environmental, social and governance considerations.
Following these March 2020 events, the Company immediately implemented significant cost reduction initiatives. The Company also assessed the carrying value of goodwill, long-lived and other assets based on the industry outlook regarding overall demand for and pricing of its products and services, other market considerations and the financial condition of the Company's customers. As a result of these events, actions and assessments, the Company recorded the following charges during 2020 (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Goodwill (Note 5)	$86,500	$192,502	$127,054	$—	$406,056	$19,600	$386,456
Fixed assets (Note 4)	—	1,623	8,845	—	10,468	2,198	8,270
Operating lease assets (Note 7)	—	1,979	—	—	1,979	416	1,563
Inventories (Note 4)	16,249	5,921	8,981	—	31,151	5,979	25,172
Severance and restructuring costs	1,355	2,018	4,311	1,385	9,069	1,904	7,165
During 2021, the Company continued its restructuring efforts, closed additional facilities in the United States, liquidated an international operation and continued to assess the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Fixed assets (Note 4)	$—	$—	$1,372	$—	$1,372	$289	$1,083
Operating lease assets (Note 7)	—	—	2,794	—	2,794	587	2,207
Inventories (Note 4)	—	2,113	1,468	—	3,581	752	2,829
Severance and restructuring costs(1)	868	809	4,266	1,555	7,498	1,573	5,925
Release of foreign currency translation adjustments on liquidation of an international operation (Note 8)	—	—	—	9,320	9,320	—	9,320
____________________
(1)Includes recognition of $1.9 million in additional lease-related liabilities associated with the exit of a long-term lease supporting the Well Site Services segment.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Additionally, during 2021, the Company recognized $8.8 million in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") employee retention credit program.
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
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2021 and December 31, 2020 is presented below (in thousands):

	2021	2020
Accounts receivable, net:
Trade	$116,434	$109,294
Unbilled revenue	24,389	23,173
Contract assets	39,755	35,870
Other	9,973	3,102
Total accounts receivable	190,551	171,439
Allowance for doubtful accounts	(4,471)	(8,304)
	$186,080	$163,135

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	5%

	2021	2020
Deferred revenue (contract liabilities)	$43,236	$43,384
As of December 31, 2021, accounts receivable, net in the United States and the United Kingdom represented 73% and 14%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of December 31, 2021. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 is provided in Note 15, "Valuation Allowances."
For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company's larger project-related contracts within the Offshore/Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company's right to consideration for work completed but not billed as of December 31, 2021 and 2020 on certain project-related contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2021, the $3.9 million net increase in contract assets was primarily attributable to $38.9 million in revenue recognized during the period, which was partially offset by $35.0 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $0.1 million in 2021, reflecting the recognition of $10.5 million of revenue that was deferred at the beginning of the period, offset by $10.4 million in new customer billings which were not recognized as revenue during the period.

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

	2021	2020
Inventories, net:
Finished goods and purchased products	$87,934	$88,634
Work in process	24,722	27,063
Raw materials	96,357	95,410
Total inventories	209,013	211,107
Allowance for excess or obsolete inventory	(40,440)	(40,731)
	$168,573	$170,376
During 2021, the Company recorded impairment charges totaling $3.6 million to reduce the carrying value of inventories to their estimated net realizable value based primarily on management's decisions to exit certain product and service offerings.
During 2020, the Company recorded impairment charges totaling $31.2 million to reduce the carrying value of inventories to their estimated net realizable value based on changes in expectations regarding the near-term utility, customer demand and market pricing of certain goods.

	Estimated Useful Life (years)			2021	2020
Property, plant and equipment, net:
Land				$33,536	$34,968
Buildings and leasehold improvements	1	–	40	255,530	267,072
Machinery and equipment	2	–	28	247,285	239,986
Completion-related rental equipment	1	–	10	510,816	507,755
Office furniture and equipment	1	–	10	33,155	35,767
Vehicles	3	–	10	66,431	81,607
Construction in progress				4,780	7,207
Total property, plant and equipment				1,151,533	1,174,362
Accumulated depreciation				(812,950)	(790,800)
				$338,583	$383,562
For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $60.1 million, $73.6 million and $96.5 million, respectively.
During 2019, the Company made the strategic decision to reduce the scope of its drilling operations (adjusting from 34 rigs to 9 rigs) within the Well Sites Services segment due to the ongoing weakness in customer demand for vertical drilling rigs in the U.S. land market, particularly the Permian Basin. As a result of this decision, the carrying value of 25 rigs, which were decommissioned or sold, was reduced to their estimated realizable value, resulting in the recognition of a $25.5 million non-cash impairment charge. The Company also performed a fair value assessment on the remaining drilling rigs and recognized an additional non-cash impairment charge of $8.2 million (a Level 3 fair value measurement).
During 2020, the Well Site Services segment recognized a non-cash impairment charge of $5.2 million to further reduce the carrying value of the segment's remaining drilling rigs to their estimated realizable value and $3.6 million to reduce the carrying value of certain other facilities to their estimated realizable value. Also during 2020, the Downhole Technologies segment recognized a non-cash impairment charge of $1.6 million to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.
During 2021, the Well Site Services segment recognized non-cash impairment charges of $1.4 million to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2021	2020
Other noncurrent assets:
Deferred compensation plan	$23,348	$22,801
Deferred financing costs	2,674	—
Deferred income taxes	1,878	1,280
Other	4,989	5,646
	$32,889	$29,727

	2021	2020
Accrued liabilities:
Accrued compensation	$20,904	$18,463
Accrued taxes, other than income taxes	5,130	7,307
Insurance liabilities	6,361	7,694
Accrued interest	3,629	2,202
Accrued commissions	2,194	1,416
Other	5,183	7,422
	$43,401	$44,504
5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Offshore / Manufactured Products	Downhole Technologies	Well Site Services	Total
Balance as of December 31, 2019
Goodwill	$162,750	$357,502	$244,349	$764,601
Accumulated impairment losses	—	(165,000)	(117,295)	(282,295)
	162,750	192,502	127,054	482,306
Goodwill impairment (March 2020)	(86,500)	(192,502)	(127,054)	(406,056)
Foreign currency translation	239	—	—	239
Balance as of December 31, 2020	$76,489	$—	$—	$76,489

Balance as of December 31, 2020
Goodwill	$162,989	$357,502	$244,349	$764,840
Accumulated impairment losses	(86,500)	(357,502)	(244,349)	(688,351)
	76,489	—	—	76,489
Foreign currency translation	(77)	—	—	(77)
Balance as of December 31, 2021	$76,412	$—	$—	$76,412

Balance as of December 31, 2021
Goodwill	$162,912	$357,502	$244,349	$764,763
Accumulated impairment losses	(86,500)	(357,502)	(244,349)	(688,351)
	$76,412	$—	$—	$76,412
As further discussed in Note 2, "Summary of Significant Accounting Policies," goodwill is allocated to each reporting unit based on acquisitions made by the Company and is assessed for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
December 2019 Impairment
The Company had three reporting units – Offshore/Manufactured Products, Downhole Technologies and Well Site Services – whose goodwill balances totaled approximately $647 million as of September 30, 2019.
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
The valuation techniques used in the March 31, 2020 assessment were consistent with those used during the December 1, 2019 assessment, except for the Completion Services reporting unit where the income approach was used to estimate its fair value – with the market approach used only to validate the results in the March 2020 assessment. The fair value of the Company's reporting units were determined using significant unobservable inputs (a Level 3 fair value measurement).
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
December 2020 and 2021 Assessments
As of December 1, 2020 and 2021, the Company had only one reporting unit – Offshore/Manufactured Products – with a goodwill balance of $76 million. The Company performed its annual quantitative assessments of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount and no additional impairment was required in either period. The fair value of the Offshore/Manufactured Products reporting unit was determined using significant unobservable inputs (a Level 3 fair value measurement).
The valuation techniques used in these annual assessments were consistent with those used during the March 31, 2020 assessment. The discount rate used to value the Offshore/Manufactured Products reporting unit as of December 1, 2020 and 2021 was 15.3% and 14.5%, respectively. The estimated returns required by market participants decreased in the Company's 2020 and 2021 annual assessments from the assessment as of March 31, 2020 given improvements in the global economy and financial markets.
Other Intangible Assets
The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2021 and 2020 (in thousands):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$168,284	$66,734	$101,550	$168,288	$55,380	$112,908
Patents/Technology/Know-how	78,821	33,151	45,670	75,920	26,124	49,796
Noncompete agreements	—	—	—	16,044	14,742	1,302
Tradenames and other	53,708	15,179	38,529	53,708	11,965	41,743
	$300,813	$115,064	$185,749	$313,960	$108,211	$205,749
Amortization expense was $20.6 million, $24.9 million and $26.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average remaining amortization period for all intangible assets, other than goodwill, was 11.3 years as of December 31, 2021 and 12.4 years as of December 31, 2020. Amortization expense is expected to total approximately $20 million in 2022 and $17 million in 2023 through 2026.
As of December 31, 2021 and 2020, no impairment of other intangible assets was required.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.    Long-term Debt
As of December 31, 2021 and 2020, long-term debt consisted of the following (in thousands):

	2021	2020
Revolving credit facilities(1)	$—	$18,408
2026 Notes(2)	131,291	—
2023 Notes(3)	25,802	143,242
Promissory note	17,534	17,095
Other debt and finance lease obligations	4,123	4,792
Total debt	178,750	183,537
Less: Current portion	(18,262)	(17,778)
Total long-term debt	$160,488	$165,759
____________________
(1)Presented net of $0.6 million of unamortized deferred financing costs as of December 31, 2020. Unamortized deferred financing costs of $2.7 million as of December 31, 2021 are presented in Other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of December 31, 2021.
(3)The outstanding principal amount of the 2023 Notes was $26.0 million and $157.4 million as of December 31, 2021 and December 31, 2020, respectively.
Scheduled maturities of total debt as of December 31, 2021, are as follows (in thousands):

2022	18,262
2023	26,311
2024	485
2025	512
2026	131,806
Thereafter	1,374
$178,750
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and the 2026 Notes), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time: in the event that availability under the ABL Agreement is less than the greater of 15% of the borrowing base and $14.1 million; to complete certain specified transactions; or if an event of default has occurred and is continuing.
As of December 31, 2021, the Company had $16.1 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of December 31, 2021 was $48.9 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of December 31, 2021, the Company was in compliance with its debt covenants under the ABL Agreement.
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
If specified change in control events involving the Company as defined in the 2026 Indenture occur, then noteholders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest. Additionally, the 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million. As of December 31, 2021, none of the conditions allowing holders of the 2026 Notes to convert, or requiring the Company to repurchase the 2026 Notes, had been met.
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
The initial carrying amount of the 2023 Notes recorded in the consolidated balance sheet was less than their principal amount, in accordance with then-applicable accounting principles, reflective of the estimated fair value of a similar debt instrument that did not have a conversion feature. The Company recorded the value of the conversion feature as a debt discount, which was amortized as interest expense over the term of the 2023 Notes, with a similar amount allocated to additional paid-in capital. As a result of this amortization (prior to the Company's adoption of ASU 2020-06 effective January 1, 2021), the interest expense recognized on the 2023 Notes for accounting purposes was based on an effective interest rate of approximately 6%, which was greater than the cash interest the Company is obligated to pay. See Note 2, "Summary of Significant Accounting Policies," for discussion of ASU 2020-06, which changed the Company's method of accounting for the 2023 Notes upon adoption.
The following table provides details with respect to the carrying amount of the 2023 Notes in the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Principal amount of the liability component	$25,969	$157,369
Less: Unamortized discount	—	12,308
Less: Unamortized issuance costs	167	1,819
Net carrying amount of the liability component	$25,802	$143,242

Net carrying amount of the equity component	n.a.	$25,683

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table provides a summary of the Company's purchases of outstanding 2023 Notes during the years ended December 31, 2021, 2020 and 2019, with non-cash gains reported within Other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
2021	$131,400	$129,974	$125,952	$4,022
2020	34,881	30,799	20,078	10,721
2019	7,750	6,724	6,724	—
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc., (such company, "GEODynamics" and such acquisition, the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum (subject to adjustment) and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company has provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. The Company has incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and believes that the maturity date of such note is extended until the resolution of such indemnity claims and that it is permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million as of December 31, 2021, which is its current best estimate of what is owed after set-off for such indemnification matters. See Note 14, "Commitments and Contingencies."
7. Operating Leases
Operating Lease Assets
The following table presents the carry value of operating lease assets in the Company's consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease assets, net	$25,388	$33,140
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
The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Operating lease expense components:
Leases with initial term of greater than 12 months	$9,412	$12,564	$11,972
Leases with initial term of 12 months or less	4,232	4,024	5,906
Total operating lease expense	$13,644	$16,588	$17,878
During 2020, the Downhole Technologies segment closed certain lease facilities in connection with restructuring activities and recognized a non-cash impairment charge of $2.0 million to reduce the carrying value of the related operating lease assets to their estimated realizable value.
During 2021, the Well Site Services segment recognized non-cash operating lease asset impairment charges of $2.8 million associated with the closure of certain leased facilities. During 2021, the segment also recorded an additional $1.9 million charge for other expenses associated with the exit of a leased facility.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Operating Lease Liabilities
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2021 (in thousands):

2022	$7,942
2023	6,026
2024	4,531
2025	4,164
2026	3,963
Thereafter	8,167
Total lease payments	34,793
Less: Imputed interest	(4,860)
Present value of operating lease liabilities	29,933
Less: Current portion	(6,481)
Total long-term operating lease liabilities	$23,452

Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	5.0%
8.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during 2021 (in thousands):

	Issued	Treasury Stock	Outstanding
Shares of common stock outstanding – December 31, 2019	72,546	12,045	60,501
Restricted stock awards, net of forfeitures	743	—	743
Shares withheld for taxes on vesting of stock awards	—	239	(239)
Shares of common stock outstanding – December 31, 2020	73,289	12,284	61,005
Restricted stock awards, net of forfeitures	611	—	611
Shares withheld for taxes on vesting of stock awards	—	238	(238)
Shares of common stock outstanding – December 31, 2021	73,900	12,522	61,378
As of December 31, 2021 and December 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss decreased from $71.4 million at December 31, 2020 to $66.0 million at December 31, 2021, with the reclassification of $9.3 million in historical currency translation adjustments to net loss upon the liquidation of an international operation partially offset by the impact of changes in currency exchange rates during 2021. For 2021 and 2020, currency translation adjustments recognized as a component of other comprehensive loss due to exchange rate movements were primarily attributable to the United Kingdom and Brazil.
During 2021, the exchange rate for the British pound and the Brazilian real compared to the U.S. dollar weakened by 1% and 7%, respectively, contributing to other comprehensive loss of $4.0 million. During 2020, the exchange rate for the British pound strengthened by 3% compared to the U.S. dollar while the Brazilian real weakened by 23% compared to the U.S. dollar, contributing to other comprehensive loss of $3.6 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Income Taxes
Consolidated loss before income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	2021	2020	2019
United States	$(56,665)	$(534,452)	$(254,291)
Foreign	(16,669)	123	13,564
Total	$(73,334)	$(534,329)	$(240,727)
The 2021 foreign losses before income taxes included the reclassification of $9.3 million in historical currency translation adjustments upon the liquidation of an international operation, which were not deductible for income tax purposes. Additionally, the 2020 and 2019 U.S. losses before income taxes included non-cash goodwill impairment charges of $406.1 million and $165.0 million, respectively. Approximately $313.1 million and $165.0 million of the goodwill impairment charges were not deductible for income tax purposes in 2020 and 2019, respectively.
Components of income tax benefit for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	2021	2020	2019
Current:
United States	$370	$(44,399)	$300
U.S. state	250	235	292
Foreign	(1,322)	2,622	5,958
	(702)	(41,542)	6,550
Deferred:
United States	(7,662)	(20,913)	(13,972)
U.S. state	(177)	(1,798)	(473)
Foreign	(800)	(1,693)	(1,024)
	(8,639)	(24,404)	(15,469)
Total income tax benefit	$(9,341)	$(65,946)	$(8,919)
A reconciliation of the U.S. statutory tax benefit rate to the effective tax benefit rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
U.S. statutory tax benefit rate	(21.0)%	(21.0)%	(21.0)%
Release of foreign currency translation adjustments on liquidation of an international operation	2.7	—	—
Impairments of goodwill	—	12.3	14.4
Effect of CARES Act	—	(3.1)	—
State income taxes, net of federal benefits	(1.6)	(1.1)	(0.4)
Effect of foreign income taxed at different rates	(0.4)	0.1	0.7
Valuation allowances against tax assets	3.3	0.3	0.8
Non-deductible compensation	1.1	0.1	0.3
Other non-deductible expenses, net	3.2	0.1	1.5
Effective tax benefit rate	(12.7)%	(12.3)%	(3.7)%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Foreign tax credit carryforwards	$20,360	$20,870
Net operating loss carryforwards	46,304	37,838
Employee benefits	5,456	7,353
Inventories	10,192	9,696
Operating lease liabilities	5,355	6,697
Other	6,899	7,649
Gross deferred tax asset	94,566	90,103
Valuation allowance	(37,643)	(35,497)
Net deferred tax asset	56,923	54,606
Deferred tax liabilities:
Tax over book depreciation	(23,938)	(27,613)
Intangible assets	(29,671)	(30,392)
Convertible senior notes discount	—	(2,790)
Operating lease assets	(4,355)	(5,884)
Other	(718)	(910)
Deferred tax liability	(58,682)	(67,589)
Net deferred tax liability	$(1,759)	$(12,983)

	2021	2020
Balance sheet classification:
Other non-current assets	$1,878	$1,280
Deferred tax liability	(3,637)	(14,263)
Net deferred tax liability	$(1,759)	$(12,983)
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
The Company had $98.7 million of U.S. federal NOL carryforwards as of December 31, 2021, which can be carried forward indefinitely. Approximately $37.6 million of the U.S. federal NOL carryforwards are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. The Company's U.S. state NOL carryforwards as of December 31, 2021 totaled $194.2 million, of which $13.6 million are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. As of December 31, 2021, the Company had NOL carryforwards related to certain of its international operations totaling $44.6 million, of which $15.0 million can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company had recorded valuation allowances of $20.6 million and $18.4 million, respectively, primarily with respect to foreign and U.S. state NOL carryforwards.
As of December 31, 2021 and 2020, the Company's foreign tax credit carryforwards totaled $20.4 million and $20.9 million, respectively. These foreign tax credits will expire in varying amounts from 2022 to 2029. As of December 31, 2021 and 2020, the Company had recorded valuation allowances of $17.1 million and $17.1 million, respectively, with respect to foreign tax credit carryforwards.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The total amount of unrecognized tax benefits as of December 31, 2021 and 2020 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company's provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest expense or penalties.
10.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerators:
Net loss	$(63,993)	$(468,383)	$(231,808)
Less: Income attributable to unvested restricted stock awards	—	—	—
Numerator for basic net loss per share	(63,993)	(468,383)	(231,808)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—
Numerator for diluted net loss per share	$(63,993)	$(468,383)	$(231,808)

Denominators:
Weighted average number of common shares outstanding	61,314	60,953	60,424
Less: Weighted average number of unvested restricted stock awards outstanding	(1,021)	(1,141)	(1,045)
Denominator for basic and diluted net loss per share	60,293	59,812	59,379

Net loss per share:
Basic	$(1.06)	$(7.83)	$(3.90)
Diluted	(1.06)	(7.83)	(3.90)
The calculation of diluted net loss per share for the years ended December 31, 2021, 2020 and 2019 excluded 430 thousand shares, 582 thousand shares and 659 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded due to, among other factors, their antidilutive effect.
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
Stock-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 totaled $7.9 million, $8.4 million and $16.8 million, respectively.
Restricted Stock Awards
The restricted stock program consists of a combination of service-based restricted stock and performance-based restricted stock. The number of performance-based restricted shares ultimately issued under the program is dependent upon achievement of predefined specific performance objectives generally measured over a three-year period. The performance objective for performance-based awards granted in 2021 is the Company's cumulative EBITDA over a three-year period. The performance objectives for performance-based stock units granted during 2020 and 2019 are based on the Company's EBITDA growth rate over a three-year period.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest. Service-based restricted stock awards generally vest on a straight-line basis over a three-year term.
The following table presents changes in restricted stock awards and related information for the year ended December 31, 2021 (shares in thousands):

	Service-based Restricted Stock		Performance-based Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares
Unvested, December 31, 2020	1,087	$14.07	287	$12.13	1,374
Granted	601	6.77	245	6.84	846
Vested	(636)	14.69	(70)	6.55	(705)
Forfeited	(59)	13.60	(105)	15.86	(164)
Unvested, December 31, 2021	993	$9.29	358	$8.49	1,350
The total fair value of restricted stock awards that vested in 2021, 2020 and 2019 was $9.3 million, $14.5 million and $18.2 million, respectively. As of December 31, 2021, there was $5.8 million of total compensation costs related to unvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.4 years.
On May 11, 2021, the Company’s stockholders approved the Amended and Restated Equity Participation Plan of Oil States International, Inc. (the "Plan"), which provided for a 4.5 million increase in the number of shares authorized for issuance under the plan. As of December 31, 2021, approximately 5.0 million shares were available for future grant under the Plan.
Stock Options
No options were awarded or exercised in 2021, 2020 or 2019. As of December 31, 2021, the Company had 388 thousand stock options outstanding and exercisable, with exercise prices ranging from $42.29 to $58.54 and a weighted-average contractual life of 1.4 years.
Long-Term Cash Incentive Awards
During 2021 and 2020, the Company issued conditional long-term cash incentive awards ("Cash Awards") of $1.5 million and $2.0 million (adjusted for forfeitures), respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $3.1 million for the 2021 Cash Award and from zero to a maximum of $4.0 million for the 2020 Cash Award. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2021 and 2020 Cash Awards is limited to their targeted award value ($1.5 million and $2.0 million, respectively) if the Company's total stockholder return is negative over the performance period. The obligations, if any, related to the Cash Awards are classified as liabilities and recognized over the vesting period.
12. Retirement Plans
Defined Contribution Plans
The Company sponsors defined contribution plans, including a 401(k) retirement savings plan (the "401(k) Plan"). Participation in these plans is available to substantially all employees. The Company recognized expenses of $0.8 million, $3.4 million and $9.5 million primarily related to matching contributions under its various defined contribution plans during the years ended December 31, 2021, 2020 and 2019, respectively. Effective January 1, 2022, the Company resumed matching contributions to the Company's 401(k) Plan and Deferred Compensation Plan (defined below) – which were suspended in 2020 in response to the significant decline in industry activity levels due to the COVID-19 pandemic.
Deferred Compensation Plan
The Company also maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") that permits eligible directors and employees to elect to defer the receipt of all or a portion of their directors' fees or salary and annual

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
bonuses. The Deferred Compensation Plan permits the Company to make discretionary contributions to an employee's account. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the employee's contributions on a basis equivalent to matching permitted under the Company's 401(k) Plan but are not subject to the IRS limitations on match-eligible compensation. The vesting of Company contributions to participant accounts is equivalent to the vesting requirements of the Company's 401(k) Plan. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the "Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the plan administrator to invest the assets in their individual accounts, including any discretionary contributions by the Company, in a selection of funds consistent with those in the Company's 401(k) Plan. Distributions from the plan are generally made in cash upon the participants' termination as a director or employee of the Company. As of December 31, 2021, Trust assets and amounts payable to plan participants totaled $23.3 million, which are classified as "Other noncurrent assets" and "Other noncurrent liabilities" in the Company's consolidated balance sheet. The fair value of the investments held by the Trust was based on quoted market prices in active markets (a Level 1 fair value measurement).
13.    Segments and Related Information
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
The Downhole Technologies segment, comprised of the GEODynamics business acquired in 2018, provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies, which are completing complex wells with longer lateral lengths, increased frac stages and more perforation clusters to increase unconventional well productivity.
The Well Site Services segment provides a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services. The segment provides solutions to its customers using its completion tools, drilling rigs and highly-trained personnel throughout its service offerings which include wireline support, frac stacks, isolation tools, downhole and extended reach activity, well testing and flowback operations, sand control and land drilling.
Corporate information includes corporate expenses, such as those related to corporate governance, stock-based compensation and other infrastructure support, as well as impacts from corporate-wide decisions for which individual operating units are not evaluated.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Financial information by business segment for each of the three years ended December 31, 2021, 2020 and 2019, is summarized in the following table (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2021
Offshore/Manufactured Products	$298,729	$22,190	$15,447	$4,628	$541,346
Downhole Technologies(1)	103,492	17,591	(13,470)	901	267,468
Well Site Services(2)	170,940	40,152	(34,511)	10,977	200,874
Corporate	—	808	(32,258)	1,011	76,060
Total	$573,161	$80,741	$(64,792)	$17,517	$1,085,748

2020
Offshore/Manufactured Products(3)	$340,300	$21,881	$(80,794)	$2,913	$547,962
Downhole Technologies(4)	97,936	22,649	(224,414)	3,230	280,096
Well Site Services(5)	199,839	53,240	(193,388)	6,937	244,932
Corporate	—	773	(35,744)	(331)	79,270
Total	$638,075	$98,543	$(534,340)	$12,749	$1,152,260

2019
Offshore/Manufactured Products	$402,946	$22,842	$36,022	$7,692	$677,036
Downhole Technologies(6)	182,314	21,247	(164,008)	13,808	529,677
Well Site Services(7)	432,094	78,413	(55,040)	33,470	478,249
Corporate	—	817	(45,154)	1,146	42,905
Total	$1,017,354	$123,319	$(228,180)	$56,116	$1,727,867
________________
(1)Operating loss included a non-cash inventory impairment charge of $2.1 million.
(2)Operating loss included non-cash inventory and fixed and operating lease asset impairment charges of $1.5 million and $4.2 million, respectively.
(3)Operating loss included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(4)Operating loss included non-cash goodwill, inventory and fixed and operating lease impairment charges of $192.5 million, $5.9 million and $3.6 million, respectively.
(5)Operating loss included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $8.8 million, respectively.
(6)Operating loss included a non-cash goodwill impairment charge of $165.0 million.
(7)Operating loss included a non-cash fixed asset impairment charge of $33.7 million.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits.
No customer individually accounted for greater than 10% of the Company's 2021, 2020 or 2019 consolidated revenues or individually accounted for greater than 10% of the Company's consolidated accounts receivable at December 31, 2021.
The Company's Offshore/Manufactured Products segment has numerous facilities around the world that generate both product and service revenues, and it is common for the segment to provide both installation and other services for products it manufactures. While substantially all depreciation and amortization expense for the Offshore/Manufactured Products segment relates to cost of revenues, it does not segregate or capture depreciation or amortization expense between product and service cost. For the Downhole Technologies segment, substantially all depreciation and amortization expense relates to cost of products while substantially all depreciation and amortization expense for the Well Site Services segment relates to cost of services. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Offshore/Manufactured Products			Downhole Technologies			Well Site Services
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Major revenue categories -
Project-driven products	$122,097	$165,497	$159,205	$—	$—	$—	$—	$—	$—
Short-cycle:
Completion products and services	41,640	26,148	95,806	103,492	97,936	182,314	160,881	191,529	390,748
Drilling services	—	—	—	—	—	—	10,059	8,310	41,346
Other products	23,534	21,994	27,416	—	—	—	—	—	—
Total short-cycle	65,174	48,142	123,222	103,492	97,936	182,314	170,940	199,839	432,094
Other products and services	111,458	126,661	120,519	—	—	—	—	—	—
	$298,729	$340,300	$402,946	$103,492	$97,936	$182,314	$170,940	$199,839	$432,094
Financial information by geographic location for the years ended December 31, 2021, 2020 and 2019, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2021
Revenues from unaffiliated customers	$447,002	$59,352	$35,886	$30,921	$573,161
Long-lived assets	487,749	79,723	15,202	43,459	626,133
2020
Revenues from unaffiliated customers	$463,382	$76,808	$57,513	$40,372	$638,075
Long-lived assets	554,926	78,622	16,509	48,883	698,940
2019
Revenues from unaffiliated customers	$831,317	$70,641	$56,170	$59,226	$1,017,354
Long-lived assets	1,046,250	81,855	18,260	69,372	1,215,737

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14.    Commitments and Contingencies
During 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effects of the COVID-19 pandemic and related economic, business and market disruptions continue and the macro outlook remains uncertain. The most direct impacts that the Company continues to experience are decreased pricing for its products and services due to the timing and rate of activity increases, the demand for crude oil, market pressures driving increased capital discipline by its customers and, to a lesser extent, supply chain disruptions. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus, such as the Omicron variant, could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for the Company's products and services, as well as delays in or inability of the Company to fulfill its contractual obligations to customers, logistic constraints, increases in the Company's costs and workforce and raw material shortages. The Company continues to monitor the effect of the COVID-19 pandemic on its employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, along with resulting governmental restrictions and related impacts on the prices of and demand for crude oil, the global economy and capital markets remains uncertain.
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
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company believes that the Seller is required to indemnify and hold the Company harmless against the amount of this and other settlements and related costs of $7.5 million, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company believes that its agreements with the Seller allow it to set-off such amounts against payments due under the $25.0 million promissory note and that, because the Company has asserted indemnification claims, the maturity date of such note is extended until the resolution of such claims. Accordingly, the Company reduced the carrying amount of such note in its consolidated balance sheet to $17.5 million as of December 31, 2021, which is the Company's current best estimate of what is owed after set-off for such indemnification matters, but without considering the outcome of the counterclaim described below.
In August 2020, the Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries in federal court alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of the note. Additionally, the Seller alleged that it was entitled to approximately $19.0 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, following the federal magistrate's report and recommendation that the federal district court dismiss the Seller's lawsuit for lack of federal jurisdiction, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, the state court denied the Seller's motion for partial summary judgement. In December 2021, the Company filed a counterclaim against the Seller alleging material misrepresentations and breaches of warranties by the Seller with respect to GEODynamics' liability for anti-dumping and countervailing duties. The Company denies the validity of the breach of contract claims asserted by the Seller and is vigorously defending against this lawsuit.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts receivable	$8,304	$705	$(3,932)	$(606)	$4,471
Allowance for excess or obsolete inventory	40,731	4,806	(4,919)	(178)	40,440
Valuation allowance on deferred tax assets	35,497	3,161	(751)	(264)	37,643
Year Ended December 31, 2020:
Allowance for doubtful accounts receivable	$8,745	$3,409	$(5,049)	$1,199	$8,304
Allowance for excess or obsolete inventory	19,031	32,974	(11,719)	445	40,731
Valuation allowance on deferred tax assets	35,828	1,890	—	(2,221)	35,497
Year Ended December 31, 2019:
Allowance for doubtful accounts receivable	$6,701	$2,776	$(819)	$87	$8,745
Allowance for excess or obsolete inventory	18,551	3,040	(2,644)	84	19,031
Valuation allowance on deferred tax assets	33,762	2,558	—	(492)	35,828