Form 10-Q
period 2022-03-31
OIL STATES INTERNATIONAL, INC
filed 2022-04-29
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 22, 2022, the number of shares of common stock outstanding was 61,890,985.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Products	$85,761	$61,445
Services	78,283	64,144
	164,044	125,589

Costs and expenses:
Product costs	64,801	49,463
Service costs	61,803	52,847
Cost of revenues (exclusive of depreciation and amortization expense presented below)	126,604	102,310
Selling, general and administrative expense	23,833	21,225
Depreciation and amortization expense	17,817	21,520
Impairments of fixed assets	—	650
Other operating (income) expense, net	126	(354)
	168,380	145,351
Operating loss	(4,336)	(19,762)

Interest expense, net	(2,672)	(2,325)
Other income, net	1,025	3,960
Loss before income taxes	(5,983)	(18,127)
Income tax (provision) benefit	(3,441)	2,317
Net loss	$(9,424)	$(15,810)

Net loss per share:
Basic	$(0.16)	$(0.26)
Diluted	(0.16)	(0.26)

Weighted average number of common shares outstanding:
Basic	60,498	60,098
Diluted	60,498	60,098
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,424)	$(15,810)

Other comprehensive income (loss):
Currency translation adjustments	861	(1,529)
Comprehensive loss	$(8,563)	$(17,339)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$39,158	$52,852
Accounts receivable, net	194,257	186,080
Inventories, net	180,886	168,573
Prepaid expenses and other current assets	20,238	19,222
Total current assets	434,539	426,727

Property, plant, and equipment, net	330,118	338,583
Operating lease assets, net	26,202	25,388
Goodwill, net	76,179	76,412
Other intangible assets, net	180,639	185,749
Other noncurrent assets	30,288	32,889
Total assets	$1,077,965	$1,085,748

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$44,047	$18,262
Accounts payable	60,650	63,343
Accrued liabilities	41,541	43,401
Current operating lease liabilities	6,143	6,481
Income taxes payable	4,857	2,564
Deferred revenue	47,560	43,236
Total current liabilities	204,798	177,287

Long-term debt	134,790	160,488
Long-term operating lease liabilities	24,169	23,452
Deferred income taxes	2,897	3,637
Other noncurrent liabilities	23,203	25,058
Total liabilities	389,857	389,922

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 74,573,660 shares and 73,900,160 shares issued, respectively	746	739
Additional paid-in capital	1,106,963	1,105,135
Retained earnings	272,143	281,567
Accumulated other comprehensive loss	(65,170)	(66,031)
Treasury stock, at cost, 12,682,668 and 12,521,834 shares, respectively	(626,574)	(625,584)
Total stockholders' equity	688,108	695,826
Total liabilities and stockholders' equity	$1,077,965	$1,085,748
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended March 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$739	$1,105,135	$281,567	$(66,031)	$(625,584)	$695,826
Net loss	—	—	(9,424)	—	—	(9,424)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(3,580)	—	(3,580)
Currency translation adjustments on intercompany advances	—	—	—	4,441	—	4,441
Stock-based compensation expense:
Restricted stock	7	1,828	—	—	—	1,835
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(990)	(990)
Balance, March 31, 2022	$746	$1,106,963	$272,143	$(65,170)	$(626,574)	$688,108

Three Months Ended March 31, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Net loss	—	—	(15,810)	—	—	(15,810)
Currency translation adjustments (excluding intercompany advances)	—	—	—	1,068	—	1,068
Currency translation adjustments on intercompany advances	—	—	—	(2,597)	—	(2,597)
Stock-based compensation expense:
Restricted stock	5	2,815	—	—	—	2,820
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,500)	(1,500)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, March 31, 2021	$738	$1,100,077	$329,750	$(72,914)	$(625,489)	$732,162
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,424)	$(15,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,817	21,520
Impairments of fixed assets	—	650
Stock-based compensation expense	1,835	2,820
Amortization of debt discount and deferred financing costs	469	895
Deferred income tax benefit	(174)	(2,710)
Gains on extinguishment of 1.50% convertible senior notes	—	(3,637)
Gains on disposals of assets	(543)	(307)
Other, net	550	285
Changes in operating assets and liabilities:
Accounts receivable	(9,086)	(10,701)
Inventories	(13,090)	(3,890)
Accounts payable and accrued liabilities	(4,555)	1,648
Deferred revenue	4,324	(206)
Other operating assets and liabilities, net	1,142	1,026
Net cash flows used in operating activities	(10,735)	(8,417)

Cash flows from investing activities:
Capital expenditures	(2,858)	(4,120)
Proceeds from disposition of property and equipment	869	1,851
Other, net	(67)	(95)
Net cash flows used in investing activities	(2,056)	(2,364)

Cash flows from financing activities:
Revolving credit facility borrowings	367	12,220
Revolving credit facility repayments	(367)	(24,220)
Issuance of 4.75% convertible senior notes	—	135,000
Purchases of 1.50% convertible senior notes	—	(120,000)
Other debt and finance lease repayments, net	(165)	(145)
Payment of financing costs	(68)	(7,961)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(990)	(1,500)
Net cash flows used in financing activities	(1,223)	(6,606)

Effect of exchange rate changes on cash and cash equivalents	320	(111)
Net change in cash and cash equivalents	(13,694)	(17,498)
Cash and cash equivalents, beginning of period	52,852	72,011
Cash and cash equivalents, end of period	$39,158	$54,513

Cash paid for:
Interest	$522	$1,842
Income taxes, net	119	577
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
As further discussed in Note 11, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continue to evolve and their future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and 2021, the Company recorded asset impairments, severance and restructuring charges in response to these developments as further discussed in Note 2, "Asset Impairments and Other Restructuring Items." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which are adopted by the Company as of the specified effective date. Management believes that recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.
The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.
2.    Asset Impairments and Other Restructuring Items
In March of 2020, the spot price of West Texas Intermediate ("WTI") crude oil declined over 50% in response to actual and forecasted reductions in global demand for crude oil due to the COVID-19 pandemic, coupled with announcements by Saudi Arabia and Russia of plans to increase crude oil production. As demand for most of the Company's products and services depends substantially on the level of capital expenditures by the oil and natural gas industry, these conditions caused rapid reductions to most of the Company's customers' drilling, completion and production activities and their related spending on the Company's products and services, particularly those supporting activities in the U.S. shale play regions, until the supply/demand imbalances eased. Following these March 2020 events, the Company immediately implemented significant cost reduction initiatives, which continued into 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In this regard, during the first quarter of 2021, the Company continued its restructuring efforts, closed additional facilities in the United States and continued to assess the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of fixed assets (Note 3)	$—	$650	$—	$—	$650	$137	$513
Severance and restructuring costs	282	1,306	275	1,555	3,418	717	2,701
Additionally, during the first quarter of 2021, the Company recognized $4.8 million in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") employee retention credit program.
Should, among other events and circumstances, the ongoing war between Russia and Ukraine escalate or spread, global economic and industry conditions deteriorate, the COVID-19 pandemic business, supply chain and market disruptions worsen, the outlook for future operating results and cash flow for any of the Company's segments decline, income tax rates increase or regulations change, climate and environmental regulations or rules change, costs of equity or debt capital increase, valuation for comparable public companies or comparable acquisition valuations decrease, or management implements strategic decisions based on industry conditions, the Company may need to recognize additional impairment losses and/or other costs in future periods.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of March 31, 2022 and December 31, 2021 is presented below (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net:
Trade	$124,692	$116,434
Unbilled revenue	24,368	24,389
Contract assets	39,937	39,755
Other	10,039	9,973
Total accounts receivable	199,036	190,551
Allowance for doubtful accounts	(4,779)	(4,471)
	$194,257	$186,080

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	March 31, 2022	December 31, 2021
Deferred revenue (contract liabilities)	$47,560	$43,236
As of March 31, 2022, accounts receivable, net in the United States and the United Kingdom represented 78% and 12%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of March 31, 2022.
For the three months ended March 31, 2022, the $0.2 million net increase in contract assets was attributable to $15.3 million in revenue recognized during the period, which was substantially offset by $15.1 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $4.3 million in the first three months of 2022, reflecting $10.9 million in new customer billings which were not recognized as revenue during the period, offset by the recognition of $6.6 million of revenue that was deferred at the beginning of the period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Allowance for doubtful accounts – January 1	$4,471	$8,304
Provisions	943	214
Write-offs	(635)	(116)
Other	—	143
Allowance for doubtful accounts – March 31	$4,779	$8,545

	March 31, 2022	December 31, 2021
Inventories, net:
Finished goods and purchased products	$91,215	$87,934
Work in process	30,706	24,722
Raw materials	98,285	96,357
Total inventories	220,206	209,013
Allowance for excess or obsolete inventory	(39,320)	(40,440)
	$180,886	$168,573

	March 31, 2022	December 31, 2021
Property, plant and equipment, net:
Property, plant and equipment	$1,140,743	$1,151,533
Accumulated depreciation	(810,625)	(812,950)
	$330,118	$338,583
For the three months ended March 31, 2022 and 2021, depreciation expense was $12.7 million and $16.4 million, respectively.
During the first quarter of 2021, the Well Site Services segment recognized non-cash impairment charges of $0.7 million to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$168,276	$69,509	$98,767	$168,284	$66,734	$101,550
Patents/Technology/Know-how	78,815	34,679	44,136	78,821	33,151	45,670
Tradenames and other	53,682	15,946	37,736	53,708	15,179	38,529
	$301,299	$120,660	$180,639	$300,813	$115,064	$185,749
For the three months ended March 31, 2022 and 2021, amortization expense was $5.2 million and $5.2 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 31, 2022	December 31, 2021
Other noncurrent assets:
Deferred compensation plan	$21,607	$23,348
Deferred financing costs	2,525	2,674
Deferred income taxes	1,341	1,878
Other	4,815	4,989
	$30,288	$32,889

	March 31, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$16,586	$20,904
Accrued taxes, other than income taxes	6,758	5,130
Insurance liabilities	5,231	6,361
Accrued interest	5,337	3,629
Accrued commissions	2,502	2,194
Other	5,127	5,183
	$41,541	$43,401
4.    Long-term Debt
As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving credit facilities(1)	$—	$—
2026 Notes(2)	131,506	131,291
2023 Notes(3)	25,839	25,802
Promissory note	17,534	17,534
Other debt and finance lease obligations	3,958	4,123
Total debt	178,837	178,750
Less: Current portion	(44,047)	(18,262)
Total long-term debt	$134,790	$160,488
____________________
(1)Unamortized deferred financing costs of $2.5 million and $2.7 million as of March 31, 2022 and December 31, 2021, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of March 31, 2022 and December 31, 2021.
(3)The outstanding principal amount of the 2023 Notes was $26.0 million as of March 31, 2022 and December 31, 2021.
Revolving Credit Facilities
ABL Facility
On February 10, 2021, the Company entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation. Concurrent with entering into this facility, the Company's former senior secured revolving credit facility was terminated. On March 16, 2021, the Company entered into an amendment to the ABL Facility that permitted the Company to incur the indebtedness represented by the 2026 Notes discussed below.

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
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 for specified periods of time: in the event that availability under the ABL Agreement is less than the greater of 15% of the borrowing base and $14.1 million; to complete certain specified transactions; or if an event of default has occurred and is continuing.
As of March 31, 2022, the Company had $19.6 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of March 31, 2022 was $51.0 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of March 31, 2022, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
On March 19, 2021, the Company issued $135.0 million aggregate principal amount of its 4.75% senior convertible notes (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes at a discount, with the balance added to cash on-hand.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of approximately $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature in shares of the Company's common stock. As of March 31, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% senior convertible notes (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. The 2023 Notes bear interest at a rate of 1.50% per year and will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of the 2023 Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2023 Indenture. The Company's intent is to repay the principal amount of the Notes in cash and settle the conversion feature, if any, in shares of the Company's common stock. As of March 31, 2022, $26.0 million principal amount of the 2023 Notes remained outstanding.
The following table provides a summary of the Company's purchases of outstanding 2023 Notes during the three months ended March 31, 2021, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
Three Months Ended March 31,
2021	$125,000	$123,637	$120,000	$3,637
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc., (such company, "GEODynamics" and such acquisition, the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note that bears interest at 2.50% per annum (subject to adjustment) and was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company has provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. The Company has incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and believes that the maturity date of such note is extended until the resolution of such indemnity claims and that it is permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, the Company has reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million as of March 31, 2022, which is its current best estimate of what is owed after set-off for such indemnification matters. See Note 11, "Commitments and Contingencies."
5.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes and 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of March 31, 2022 was $24.9 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $26.0 million. The estimated fair value of the 2026 Notes as of March 31, 2022 was $146.7 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2022 (in thousands):

Shares of common stock outstanding – December 31, 2021	61,378
Restricted stock awards, net of forfeitures	674
Shares withheld for taxes on vesting of stock awards	(161)
Shares of common stock outstanding – March 31, 2022	61,891
As of March 31, 2022 and December 31, 2021, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss decreased from $66.0 million at December 31, 2021 to $65.2 million at March 31, 2022. For the three months ended March 31, 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive loss due to exchange rate movements were primarily attributable to the United Kingdom and Brazil.
During the three months ended March 31, 2022, the exchange rate for the British pound weakened by 3% compared to the U.S. dollar and the Brazilian real strengthened by 17% compared to the U.S. dollar, contributing to other comprehensive income of $0.9 million. During the three months ended March 31, 2021, the exchange rate for the British pound strengthened by 1% compared to the U.S. dollar while the Brazilian real weakened by 8% compared to the U.S. dollar, contributing to other comprehensive loss of $1.5 million.
7.    Income Taxes
For the three months ended March 31, 2022, the Company's income tax expense was $3.4 million on a pre-tax loss of $6.0 million. Income tax expense in the first quarter of 2022 included the impact of valuation allowances recorded against U.S. tax assets as well as certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $2.3 million on a pre-tax loss of $18.1 million, which included certain non-deductible expenses and discrete tax items, for the three months ended March 31, 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerators:
Net loss	$(9,424)	$(15,810)
Less: Income attributable to unvested restricted stock awards	—	—
Numerator for basic net loss per share	(9,424)	(15,810)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net loss per share	$(9,424)	$(15,810)

Denominators:
Weighted average number of common shares outstanding	61,627	61,169
Less: Weighted average number of unvested restricted stock awards outstanding	(1,129)	(1,071)
Denominator for basic and diluted net loss per share	60,498	60,098

Net loss per share:
Basic	$(0.16)	$(0.26)
Diluted	(0.16)	(0.26)
The calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021 excluded 298 thousand shares and 500 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded due to, among other factors, their antidilutive effect.
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock awards and performance-based stock unit awards for the three months ended March 31, 2022 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance-based Stock Units
Outstanding – December 31, 2021	388	993	358
Granted	—	686	233
Vested	—	(403)	—
Forfeited	(122)	(12)	—
Outstanding – March 31, 2022	266	1,264	591
Weighted average grant date fair value (2022 awards)	$—	$6.53	$6.53
The restricted stock program consists of a combination of service-based restricted stock and performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Performance-based stock awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives. The performance objective for performance-based awards granted in 2022 and 2021 is the Company's cumulative EBITDA over a three-year period. The performance objective for outstanding awards granted in 2020 is the Company's EBITDA growth rate over a three-year period.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the first quarters of 2022 and 2021, the Company issued conditional long-term cash incentive awards ("Cash Awards") of $1.5 million and $1.5 million, respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $3.1 million for both the 2022 and 2021 Cash Awards. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2022 and 2021 Cash Awards is limited to their targeted award value ($1.5 million) if the Company's total stockholder return is negative over the performance period. The obligations, if any, related to the Cash Awards are classified as liabilities and recognized over the vesting period.
Stock-based compensation expense recognized during the three months ended March 31, 2022 and 2021 totaled $1.8 million and $2.8 million, respectively. As of March 31, 2022, there was $11.0 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
10.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three months ended March 31, 2022 and 2021 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2022
Offshore/Manufactured Products	$84,112	$5,330	$10,196	$902	$559,877
Well Site Services	48,172	7,932	(3,395)	1,548	197,077
Downhole Technologies	31,760	4,384	(1,505)	317	265,958
Corporate	—	171	(9,632)	91	55,053
Total	$164,044	$17,817	$(4,336)	$2,858	$1,077,965

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2021
Offshore/Manufactured Products	$60,609	$5,469	$1,071	$463	$534,819
Well Site Services(1)	39,550	11,468	(9,853)	3,330	229,968
Downhole Technologies	25,430	4,389	(1,615)	83	280,320
Corporate	—	194	(9,365)	244	79,312
Total	$125,589	$21,520	$(19,762)	$4,120	$1,124,419
________________
(1)Operating loss included a non-cash fixed asset impairment charge of $0.7 million.
See Note 2, "Asset Impairments and Other Restructuring Items," and Note 3, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits recognized in first three months of 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months Ended March 31
Major revenue categories -
Project-driven products	$33,844	$21,374	$—	$—	$—	$—	$33,844	$21,374
Short-cycle:
Completion products and services	13,580	8,114	45,166	38,799	31,760	25,430	90,506	72,343
Drilling services	—	—	3,006	751	—	—	3,006	751
Other products	7,044	4,136	—	—	—	—	7,044	4,136
Total short-cycle	20,624	12,250	48,172	39,550	31,760	25,430	100,556	77,230
Other products and services	29,644	26,985	—	—	—	—	29,644	26,985
	$84,112	$60,609	$48,172	$39,550	$31,760	$25,430	$164,044	$125,589
Revenues from products and services transferred to customers over time accounted for approximately 62% and 62% of consolidated revenues for the three months ended March 31, 2022 and 2021, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2022, the Company had $152.0 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 35% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2022, with an additional 35% recognized in 2023 and the balance thereafter.
11.    Commitments and Contingencies
During 2021 and the first quarter of 2022, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effects of the COVID-19 pandemic and related economic, business and market disruptions continue and the macro outlook remains uncertain. The most direct impacts that the Company continues to experience are decreased pricing for its products and services due to the timing and rate of activity increases, market pressures driving increased capital discipline by its customers, supply chain disruptions, labor market constraints and inflation in wages, materials, parts, equipment and other costs. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for the Company's products and services, as well as delays in or inability of the Company to fulfill its contractual obligations to customers, logistic constraints, increases in the Company's costs and workforce and raw material shortages. The Company continues to monitor the effect of the COVID-19 pandemic on its employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, along with resulting governmental restrictions and related impacts on the prices of and demand for crude oil, the global economy and capital markets remains uncertain.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company believes that the Seller is required to indemnify and hold the Company harmless against the amount of this and other settlements and related costs of $7.5 million, and the Company has provided notice to and asserted indemnification claims against the Seller. Additionally, the Company believes that its agreements with the Seller allow it to set-off such amounts against payments due under the $25.0 million promissory note and that, because the Company has asserted indemnification claims, the maturity date of such note is extended until the resolution of such claims. Accordingly, the Company reduced the carrying amount of such note in its consolidated balance sheet to $17.5 million as of March 31, 2022, which is the Company's current best estimate of what is owed after set-off for such indemnification matters, but without considering the outcome of the counterclaim described below.
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
12.    Subsequent Events
On April 14, 2022, the Offshore/Manufactured Products segment acquired E-Flow Control Holdings Limited ("E-Flow"), a global provider of fully integrated handling, control, monitoring and instrumentation solutions. E-Flow, founded in 1988, provides a broad range of engineering, design, manufacturing, installation and commissioning services to its customers in the energy industry. The purchase price of $8.6 million, which is subject to customary post-closing adjustments, was funded with cash on-hand.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2022.
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
•the level of supply of and demand for oil and natural gas, which has been impacted by the ongoing war between Russia and Ukraine that began in February 2022;
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
•proposed new rules by the SEC relating to the disclosure of a range of climate-related information and risks;
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

•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.
Should one or more of these risks or uncertainties materialize or should the assumptions on which our forward-looking statements are based prove incorrect or change, actual results may differ materially from those expected, estimated or projected. In addition, the factors identified above may not necessarily be all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.
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
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2021 Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore/Manufactured Products, Well Site Services and Downhole Technologies segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, making demand for our products and services sensitive to expectations regarding future crude oil and natural gas prices, as well as economic growth, commodity demand and estimates of resource production and regulatory pressures related to environmental, social and governance ("ESG") considerations.
Recent Developments
The spot price of Brent crude oil price averaged $101 per barrel during the first quarter of 2022, an increase of 27% from the fourth quarter 2021 average and the highest quarterly average level observed since the second quarter of 2014. The higher commodity price environment was driven by crude oil supply reductions resulting from the Russian invasion of Ukraine on February 24, 2022, increased demand as the global effects of the COVID-19 pandemic have moderated and slower crude oil production growth due to reduced investments by operators globally.
Brent and West Texas Intermediate ("WTI") crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2022	$100.87	$—	$—	$—	$100.87
2021	61.04	68.98	73.51	79.61	70.86
WTI Crude (per bbl)
2022	$95.18	$—	$—	$—	$95.18
2021	58.09	66.19	70.58	77.33	68.14
Henry Hub Natural Gas (per MMBtu)
2022	$4.67	$—	$—	$—	$4.67
2021	3.50	2.95	4.35	4.75	3.90
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On April 22, 2022, Brent crude oil, WTI crude oil and natural gas spot prices closed at $105.15 per barrel, $102.86 per barrel and $6.59 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on April 22, 2022 was 695 rigs, 10% above the first quarter 2021 average.

In January of 2022, we completed the previously announced exit of certain non-performing service offerings within our Well Site Services segment. These service offerings generated revenues of $4.4 million in the first quarter of 2021.
During the first quarter of 2022, we recorded bad debt expense of $0.8 million related to receivables from Russia-based customers of the Offshore/Manufactured Products segment. As of March 31, 2022, we had no remaining material balance sheet exposure related to Russia.
On April 14, 2022, our Offshore/Manufactured Products segment acquired E-Flow Control Holdings Limited ("E-Flow"), a global provider of fully integrated handling, control, monitoring and instrumentation solutions. E-Flow, founded in 1988, provides a broad range of engineering, design, manufacturing, installation and commissioning services to its customers in the energy industry. The purchase price of $8.6 million, which is subject to customary post-closing adjustments, was funded with cash on-hand.
Overview
Current and expected future pricing for WTI crude oil, along with expectations regarding the regulatory environment, are factors that will continue to influence our customers' willingness to invest in U.S. shale play developments as they allocate capital and strive for financial discipline and spending levels that are within their capital budgets and cash flows. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including geopolitical conflicts (such as the direction and outcome of Russia's invasion of Ukraine), unrest and tensions; sanctions; global uncertainties related to the COVID-19 pandemic; domestic or international crude oil production; changes in governmental rules and regulations; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances. Capital investment by our customers recently reached a 15-year low due to negative developments with respect to many of these factors.
Customer spending in the natural gas shale plays has been limited due to technological advancements that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in the United States.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of our U.S. operations.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 40% of Offshore/Manufactured Products segment sales in the first quarter of 2022 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $265 million as of March 31, 2022 from $226 million as of March 31, 2021. Bookings totaled $93 million in the first quarter of 2022, yielding a book-to-bill ratio of 1.1x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2022	$265	$—	$—	$—
2021	226	214	249	260
2020	267	235	227	219

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
Demand for our completion-related products and services within each of our segments is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the U.S. and international drilling rig count, as measured by Baker Hughes Company, as of and for the periods indicated.

		Average for the
	As of April 22, 2022	Three Months Ended March 31,
		2022	2021
United States Rig Count:
Land – Oil	537	493	286
Land – Natural gas and other	145	123	91
Offshore	13	17	16
	695	633	393
International Rig Count:
Land		828	667
Offshore		193	169
		1,021	836
		1,654	1,229
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2022, oil-directed drilling accounted for 79% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. From this trough, the U.S. rig count has increased to 670 rigs as of March 31, 2022. As can be derived from the table above, the average U.S. rig count for the first three months of 2022 increased by 240 rigs, or 61%, compared to the average for the first three months of 2021.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 11, "Commitments and Contingencies."

Other factors that can affect our business and financial results include but are not limited to: the general global economic environment; competitive pricing pressures; public health crises; natural disasters; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical tensions; and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
Human Capital
For more information on our health and safety, diversity and other workforce policies, please see "Part I, Item 1. Business – Human Capital" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2021 in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact the comparability of the selected financial data.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021	Variance
Revenues:
Products	$85,761	$61,445	$24,316
Services	78,283	64,144	14,139
	164,044	125,589	38,455
Costs and expenses:
Product costs	64,801	49,463	15,338
Service costs	61,803	52,847	8,956
Cost of revenues (exclusive of depreciation and amortization expense presented below)	126,604	102,310	24,294
Selling, general and administrative expenses	23,833	21,225	2,608
Depreciation and amortization expense	17,817	21,520	(3,703)
Impairments of goodwill	—	—	—
Impairments of fixed assets(1)	—	650	(650)
Other operating (income) expense, net	126	(354)	480
	168,380	145,351	23,029
Operating loss	(4,336)	(19,762)	15,426

Interest expense, net	(2,672)	(2,325)	(347)
Other income, net(2)	1,025	3,960	(2,935)
Loss before income taxes	(5,983)	(18,127)	12,144
Income tax benefit	(3,441)	2,317	(5,758)
Net loss	$(9,424)	$(15,810)	$6,386

Net loss per share:
Basic	$(0.16)	$(0.26)
Diluted	(0.16)	(0.26)

Weighted average number of common shares outstanding:
Basic	60,498	60,098
Diluted	60,498	60,098
________________
(1)During the first quarter of 2021, we recognized non-cash impairment charges of $0.7 million to reduce the carrying value of certain fixed assets to their estimated realizable value.
(2)During the first quarter of 2021, we recognized non-cash gains of $3.6 million in connection with our purchases of $125.0 million principal amount of our 2023 Notes.
See Note 2, "Asset Impairments and Other Restructuring Items," Note 3, "Details of Selected Balance Sheet Accounts" and Note 4, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first three months of 2021.

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three months ended March 31, 2022 and 2021 is summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021	Variance
Revenues
Offshore/Manufactured Products
Project-driven products	$33,844	$21,374	$12,470
Short-cycle products	20,624	12,250	8,374
Other products and services	29,644	26,985	2,659
Total Offshore/Manufactured Products	84,112	60,609	23,503
Well Site Services	48,172	39,550	8,622
Downhole Technologies	31,760	25,430	6,330
Total	$164,044	$125,589	$38,455

Operating income (loss)
Offshore/Manufactured Products	$10,196	$1,071	$9,125
Well Site Services(1)	(3,395)	(9,853)	6,458
Downhole Technologies	(1,505)	(1,615)	110
Corporate	(9,632)	(9,365)	(267)
Total	$(4,336)	$(19,762)	$15,426
________________
(1)Operating loss in the first quarter of 2021 included non-cash fixed asset impairment charges of $0.7 million.
See Note 2, "Asset Impairments and Other Restructuring Items," and Note 3, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first three months of 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
We reported a net loss for the three months ended March 31, 2022 of $9.4 million, or $0.16 per share. These results compare to a net loss for the three months ended March 31, 2021 of $15.8 million, or $0.26 per share, which included non-cash gains of $3.6 million ($2.9 million after-tax, or $0.05 per share) associated with debt extinguishment offset by $3.4 million ($2.7 million after-tax, or $0.04 per share) of severance and restructuring costs.
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions. Customer-driven activity has continued to improve since the low levels of 2020, but uncertainty remains around the willingness of operators (our customers) to invest in U.S. land-based drilling, completion and production activities given regulatory pressures around ESG considerations.
During the first quarter of 2021, we recognized an aggregate $4.8 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") employee retention credit program.
Revenues. Consolidated total revenues in the first quarter of 2022 increased $38.5 million, or 31%, from the first quarter of 2021.
Consolidated product revenues in the first quarter of 2022 increased $24.3 million, or 40%, from the first quarter of 2021, driven primarily by increased U.S. land-based customer activity and higher demand for project-related fixed platform equipment. Consolidated service revenues in the first quarter of 2022 increased $14.1 million, or 22%, from the first quarter of 2021 due primarily to higher customer spending in the U.S. shale play regions and the Gulf of Mexico, partially offset by the exit of certain non-performing service offerings in January 2022. As can be derived from the following table, 61% of our consolidated revenues in both the first quarter of 2022 and 2021 were derived from sales of our short-cycle product and service offerings.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended March 31	2022	2021	2022	2021	2022	2021	2022	2021
Major revenue categories -
Project-driven products	$33,844	$21,374	$—	$—	$—	$—	$33,844	$21,374
Short-cycle:
Completion products and services	13,580	8,114	45,166	38,799	31,760	25,430	90,506	72,343
Drilling services	—	—	3,006	751	—	—	3,006	751
Other products	7,044	4,136	—	—	—	—	7,044	4,136
Total short-cycle	20,624	12,250	48,172	39,550	31,760	25,430	100,556	77,230
Other products and services	29,644	26,985	—	—	—	—	29,644	26,985
	$84,112	$60,609	$48,172	$39,550	$31,760	$25,430	$164,044	$125,589

Percentage of total revenue by type -
Products	71%	65%	—%	—%	82%	86%	52%	49%
Services	29%	35%	100%	100%	18%	14%	48%	51%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $24.3 million, or 24%, in the first quarter of 2022 compared to the first quarter of 2021.
Consolidated product costs in the first quarter of 2022 increased $15.3 million, or 31%, compared to the first quarter of 2021. Consolidated service costs in the first quarter of 2022 increased $9.0 million, or 17%, compared to the first quarter of 2021.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $2.6 million, or 12%, in the first quarter of 2022 from the first quarter of 2021 due primarily to higher professional service, bad debt and trade show expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.7 million, or 17%, in the first quarter of 2022 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 10, "Segments and Related Information," to our Consolidated Financial Statements presents depreciation and amortization expense by segment.
Impairments of Fixed Assets. During the first quarter of 2021, our Well Site Services segment recorded non-cash impairment charges of $0.7 million to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.
Operating Loss. Our consolidated operating loss was $4.3 million in the first quarter of 2022. This compares to a consolidated operating loss of $19.8 million recognized in the first quarter of 2021, which included the $0.7 million of non-cash fixed asset impairment charges and $3.4 million in severance and restructuring costs. Excluding these charges, our consolidated operating loss decreased $11.4 million or 72%.
Interest Expense, Net. Net interest expense was $2.7 million in the first quarter of 2022, which compares to $2.3 million in the first quarter of 2021. Interest expense as a percentage of total debt outstanding was approximately 6% in the first quarter of 2022 and 4% in the first quarter of 2021.
Other Income, Net. Net other income for the first quarter of 2021 included non-cash gains of $3.6 million in connection with our purchases of $125.0 million principal amount of our 1.5% convertible senior notes (the "2023 Notes") for $120.0 million in cash.
Income Tax. For the first quarter of 2022, our income tax provision was $3.4 million on a pre-tax loss of $6.0 million. Income tax expense in the first quarter of 2022 included the impact of valuation allowances recorded against U.S. tax assets as well as certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $2.3 million on a pre-tax loss of $18.1 million for the first quarter of 2021, which included certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive income was $0.9 million in the first quarter of 2022 compared to loss of $1.5 million in the first quarter of 2021 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first quarters of 2022 and 2021, recurring currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first quarter of 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. During the first quarter of 2021, the exchange rate for the British pound strengthened compared to the U.S. dollar while the exchange rate for the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $23.5 million, or 39%, in the first quarter of 2022 compared to the first quarter of 2021 due primarily to increased demand for short-cycle products and fixed platform equipment.
Operating Income (Loss). Our Offshore/Manufactured Products segment reported operating income of $10.2 million in the first quarter of 2022. The segment reported an operating loss of $1.1 million in the first quarter of 2021, which included severance and restructuring costs of $0.3 million.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $265 million as of March 31, 2022 compared to $260 million as of December 31, 2021. Bookings during the first quarter of 2022 totaled $93 million, yielding a book-to-bill ratio of 1.1x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $8.6 million, or 22%, in the first quarter of 2022 compared to the same prior-year period, driven by increased U.S. customer activity levels partially offset by the exit of U.S. thru-tubing service offerings in January 2022.

Operating Loss. Our Well Site Services segment reported an operating loss of $3.4 million in the first quarter of 2022. The segment reported an operating loss of $9.9 million in the first quarter of 2021, which included non-cash fixed asset impairment charges of $0.7 million. The operating loss decrease of $6.5 million, or 66%, compared to the same prior-year period was primarily driven by the impact of the reported revenue growth and a $3.7 million decrease in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $6.3 million, or 25%, in the first quarter of 2022 from the same prior-year period due primarily to increased customer demand for perforating and completion products in the United States.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $1.5 million in the first quarter of 2022. The segment reported an operating loss of $1.6 million in the first quarter of 2021.
Corporate
Operating Loss. Corporate expenses of $9.6 million in the first quarter of 2022 were comparable to the first quarter of 2021.
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
Operating Activities
Cash flows used in operations totaled $10.7 million during the three months ended March 31, 2022, compared to $8.4 million used in operations during the first quarter of 2021.
During the first quarter of 2022, $21.3 million was used to fund net working capital increases, primarily due to increases in inventories and accounts receivable driven by higher activity levels. During the first quarter of 2021, $12.1 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories.
Investing Activities
Cash used in investing activities during the first quarter of 2022 totaled $2.1 million, compared to $2.4 million used in investing activities during 2021.
Capital expenditures totaled $2.9 million and $4.1 million during the first quarter of 2022 and 2021, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $0.9 million and $1.9 million during the first three months of 2022 and 2021, respectively.
We expect to spend approximately $25 million in capital expenditures during 2022. Whether planned expenditures will actually be made in 2022 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the three months ended March 31, 2022, net cash of $1.2 million was used in financing activities. This compares to $6.6 million of cash used in financing activities during the three months ended March 31, 2021, including our purchases of $125.0 million principal amount of our 2023 Notes for cash totaling $120.0 million and $12.0 million of net repayments under our ABL Facility. Partially offsetting these uses in the first quarter of 2021 was our issuance of $135.0 million principal amount of our 4.75% convertible senior notes (the "2026 Notes") yielding net cash proceeds of $130.3 million.
As of March 31, 2022, we had cash and cash equivalents totaling $39.2 million, which compared to $52.9 million as of December 31, 2021.

As of March 31, 2022, we had no borrowings outstanding under our ABL Facility, $26.0 million principal amount of our 2023 Notes outstanding, $135.0 million principal amount of our 2026 Notes outstanding and other debt of $21.5 million. Our reported interest expense, which included amortization of deferred financing costs of $0.5 million during the first quarter of 2022, was above our contractual cash interest expense. For the first quarter of 2022, our contractual cash interest expense was $2.2 million, or approximately 5% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the COVID-19 pandemic resulted in a significant disruption of global financial markets. For companies like ours that support the energy industry, this disruption negatively impacted the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related information and risks. We are currently assessing these rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from these rules. To the extent these rules are finalized as proposed, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting or seeking more stringent conditions with respect to their investments in our customers in the energy industry and companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factor in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021 titled, "Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide."
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
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the unsecured promissory note to the seller of GEODynamics, Inc. discussed below).
See Note 4, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement. As of March 31, 2022, we had $19.6 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of March 31, 2022 was $51.0 million, calculated based on the current borrowing base less outstanding letters of credit.
2026 Notes. On March 16, 2021, we issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 16, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
See Note 4, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of March 31, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.

2023 Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Since September 2019, we have purchased a cumulative $174.0 million principal amount of the 2023 Notes for $152.8 million in cash, with $26.0 million principal amount outstanding as of March 31, 2022.
The 2023 Indenture contains certain events of default, including certain defaults by the Company with respect to other indebtedness of at least $40.0 million.
See Note 4, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2023 Notes. As of March 31, 2022, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.
Promissory Note. In connection with the 2018 acquisition of GEODynamics, Inc., (such company, "GEODynamics" and such acquisition, the "GEODynamics Acquisition"), we issued a $25.0 million promissory note that was scheduled to mature on July 12, 2019. Payments due under the promissory note are subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to our acquisition of GEODynamics. We have provided notice to and asserted indemnification claims against the seller of GEODynamics (the "Seller"), and the Seller has filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the promissory note are required to be, but have not been, repaid in accordance with the terms of such note. We have incurred settlement costs and expenses of $7.5 million related to such indemnification claims and believe that the maturity date of such note is extended until the resolution of such indemnity claims and that we are permitted to set-off the principal amount owed by the amount of such costs and expenses. Accordingly, we have reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million as of March 31, 2022, which is our current best estimate of what is owed after set-off for indemnification matters. See Note 11, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 21% and 20% of our combined total debt and stockholders' equity as of March 31, 2022 and December 31, 2021, respectively.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our product or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of the businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the Seller in the GEODynamics Acquisition filed a breach of contract suit against us in federal court in August 2020, in which the Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, a motion by the Seller for partial summary judgement was denied by the state court. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 11, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements. As of March 31, 2022, we had no off-balance sheet arrangements.
Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which are adopted by us as of the specified effective date. Management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2022, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the three months ended March 31, 2022, our reported foreign currency exchange losses were $0.4 million and are included in "Other operating expense, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $0.9 million from $66.0 million as of December 31, 2021 to $65.2 million as of March 31, 2022, due to changes in currency exchange rates. During the three months ended March 31, 2022, the exchange rate for the British pound weakened by 3% compared to the U.S. dollar while the Brazilian real strengthened by 17% compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 11, "Commitments and Contingencies."
ITEM 1A. Risk Factors
"Part I, Item 1A. Risk Factors" of our 2021 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2021 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2022	—	$—	—	$—
February 1 through February 28, 2022	160,834	6.15	—	—
March 1 through March 31, 2022	—	—	—	—
Total	160,834	$6.15	—
________________
(1)All shares purchased during the three-month period ended March 31, 2022 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
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

OIL STATES INTERNATIONAL, INC.

Date:	April 29, 2022	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)