Form 10-Q
period 2022-06-30
OIL STATES INTERNATIONAL, INC
filed 2022-07-28
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 22, 2022, the number of shares of common stock outstanding was 61,989,208.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Products	$99,033	$78,038	$184,794	$139,483
Services	82,801	67,686	161,084	131,830
	181,834	145,724	345,878	271,313

Costs and expenses:
Product costs	79,388	63,926	144,189	113,389
Service costs	62,768	53,706	124,571	106,553
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,156	117,632	268,760	219,942
Selling, general and administrative expense	23,757	22,092	47,590	43,317
Depreciation and amortization expense	17,239	20,909	35,056	42,429
Impairments of fixed and lease assets	—	2,794	—	3,444
Other operating income, net	(228)	(85)	(102)	(439)
	182,924	163,342	351,304	308,693
Operating loss	(1,090)	(17,618)	(5,426)	(37,380)

Interest expense, net	(2,638)	(2,699)	(5,310)	(5,024)
Other income, net	376	1,820	1,401	5,780
Loss before income taxes	(3,352)	(18,497)	(9,335)	(36,624)
Income tax (provision) benefit	(1,792)	3,226	(5,233)	5,543
Net loss	$(5,144)	$(15,271)	$(14,568)	$(31,081)

Net loss per share:
Basic	$(0.08)	$(0.25)	$(0.24)	$(0.52)
Diluted	(0.08)	(0.25)	(0.24)	(0.52)

Weighted average number of common shares outstanding:
Basic	60,704	60,317	60,601	60,207
Diluted	60,704	60,317	60,601	60,207
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,144)	$(15,271)	$(14,568)	$(31,081)

Other comprehensive income (loss):
Currency translation adjustments	(12,680)	3,160	(11,819)	1,631
Comprehensive loss	$(17,824)	$(12,111)	$(26,387)	$(29,450)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,246	$52,852
Accounts receivable, net	204,387	186,080
Inventories, net	179,819	168,573
Prepaid expenses and other current assets	19,682	19,222
Total current assets	426,134	426,727

Property, plant, and equipment, net	314,898	338,583
Operating lease assets, net	24,843	25,388
Goodwill, net	79,485	76,412
Other intangible assets, net	179,591	185,749
Other noncurrent assets	27,352	32,889
Total assets	$1,052,303	$1,085,748

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$37,595	$18,262
Accounts payable	54,738	63,343
Accrued liabilities	46,344	43,401
Current operating lease liabilities	6,046	6,481
Income taxes payable	3,163	2,564
Deferred revenue	47,883	43,236
Total current liabilities	195,769	177,287

Long-term debt	134,871	160,488
Long-term operating lease liabilities	22,703	23,452
Deferred income taxes	6,510	3,637
Other noncurrent liabilities	20,509	25,058
Total liabilities	380,362	389,922

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 74,673,309 shares and 73,900,160 shares issued, respectively	747	739
Additional paid-in capital	1,108,631	1,105,135
Retained earnings	266,999	281,567
Accumulated other comprehensive loss	(77,850)	(66,031)
Treasury stock, at cost, 12,684,101 and 12,521,834 shares, respectively	(626,586)	(625,584)
Total stockholders' equity	671,941	695,826
Total liabilities and stockholders' equity	$1,052,303	$1,085,748
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2022	$746	$1,106,963	$272,143	$(65,170)	$(626,574)	$688,108
Net loss	—	—	(5,144)	—	—	(5,144)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(9,628)	—	(9,628)
Currency translation adjustments on intercompany advances	—	—	—	(3,052)	—	(3,052)
Stock-based compensation expense	1	1,668	—	—	—	1,669
Surrender of stock to settle taxes on stock awards	—	—	—	—	(12)	(12)
Balance, June 30, 2022	$747	$1,108,631	$266,999	$(77,850)	$(626,586)	$671,941

Six Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$739	$1,105,135	$281,567	$(66,031)	$(625,584)	$695,826
Net loss	—	—	(14,568)	—	—	(14,568)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(13,208)	—	(13,208)
Currency translation adjustments on intercompany advances	—	—	—	1,389	—	1,389
Stock-based compensation expense	8	3,496	—	—	—	3,504
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,002)	(1,002)
Balance, June 30, 2022	$747	$1,108,631	$266,999	$(77,850)	$(626,586)	$671,941
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2021	$738	$1,100,077	$329,750	$(72,914)	$(625,489)	$732,162
Net loss	—	—	(15,271)	—	—	(15,271)
Currency translation adjustments (excluding intercompany advances)	—	—	—	556	—	556
Currency translation adjustments on intercompany advances	—	—	—	2,604	—	2,604
Stock-based compensation expense	1	1,882	—	—	—	1,883
Surrender of stock to settle taxes on stock awards	—	—	—	—	—	—
Adoption of ASU 2020-06	—	—	—	—	—	—
Balance, June 30, 2021	$739	$1,101,959	$314,479	$(69,754)	$(625,489)	$721,934

Six Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Net loss	—	—	(31,081)	—	—	(31,081)
Currency translation adjustments (excluding intercompany advances)	—	—	—	1,624	—	1,624
Currency translation adjustments on intercompany advances	—	—	—	7	—	7
Stock-based compensation expense	6	4,697	—	—	—	4,703
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,500)	(1,500)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, June 30, 2021	$739	$1,101,959	$314,479	$(69,754)	$(625,489)	$721,934
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,568)	$(31,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	35,056	42,429
Settlement of disputes with seller of GEODynamics, Inc.	620	—
Impairments of fixed and lease assets	—	3,444
Stock-based compensation expense	3,504	4,703
Amortization of debt discount and deferred financing costs	944	1,366
Deferred income tax provision (benefit)	2,584	(6,834)
Gains on extinguishment of 1.50% convertible senior notes	(157)	(4,022)
Gains on disposals of assets	(1,185)	(1,632)
Other, net	517	375
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	(20,469)	(6,962)
Inventories	(14,664)	(4,458)
Accounts payable and accrued liabilities	(5,994)	11,896
Deferred revenue	4,647	1,780
Other operating assets and liabilities, net	(870)	2,929
Net cash flows provided by (used in) operating activities	(10,035)	13,933

Cash flows from investing activities:
Capital expenditures	(6,453)	(7,311)
Proceeds from disposition of property and equipment	1,652	3,422
Acquisition of business, net of cash acquired	(8,125)	—
Other, net	(85)	(326)
Net cash flows used in investing activities	(13,011)	(4,215)

Cash flows from financing activities:
Revolving credit facility borrowings	9,725	12,571
Revolving credit facility repayments	(9,725)	(31,571)
Issuance of 4.75% convertible senior notes	—	135,000
Purchases of 1.50% convertible senior notes	(6,272)	(125,952)
Other debt and finance lease activity, net	(359)	119
Payment of financing costs	(74)	(7,779)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,002)	(1,500)
Net cash flows used in financing activities	(7,707)	(19,112)

Effect of exchange rate changes on cash and cash equivalents	147	33
Net change in cash and cash equivalents	(30,606)	(9,361)
Cash and cash equivalents, beginning of period	52,852	72,011
Cash and cash equivalents, end of period	$22,246	$62,650

Cash paid for:
Interest	$4,105	$2,256
Income taxes, net	291	920
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
As further discussed in Note 12, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continue to evolve and their future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and 2021, the Company recorded asset impairments, severance and restructuring charges in response to these developments as further discussed in Note 3, "Asset Impairments and Other Restructuring Items." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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
2.    Acquisition
On April 14, 2022, the Company acquired E-Flow Control Holdings Limited ("E-Flow"), a U.K.-based global provider of fully integrated handling, control, monitoring and instrumentation solutions. The purchase price of $8.1 million (net of cash acquired) was funded with cash-on-hand and is subject to customary post-closing adjustments. Under the terms of the purchase agreement, the Company may be entitled to indemnification for certain matters occurring prior to the acquisition.
The E-Flow acquisition was accounted for using the acquisition method of accounting, based on the Company's preliminary estimates of the fair value of assets acquired (primarily long-lived intangible assets and goodwill) and liabilities assumed in the acquisition. E-Flow's results of operations have been included in the Company's consolidated financial statements and have been reported within the Offshore/Manufactured Products segment subsequent to the closing of the acquisition.

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
In this regard, during the first six months of 2021, the Company continued its restructuring efforts, closed additional facilities in the United States and continued to assess the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
First quarter 2021
Impairments of fixed assets (Note 4)	$—	$650	$—	$—	$650	$137	$513
Severance and restructuring costs	282	1,306	275	1,555	3,418	717	2,701

Second quarter 2021
Impairments of operating lease assets (Note 4)	$—	$2,794	$—	$—	$2,794	$587	$2,207
Severance and restructuring costs	—	2,351	203	—	2,554	536	2,018
Additionally, during the three and six months ended June 30, 2021, the Company recognized $2.8 million and $7.6 million, respectively, in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") employee retention credit program.
As further discussed in Note 12, "Commitment and Contingencies," on June 28, 2022, the Company settled its disputes with the seller (the "GEO Seller") of GEODynamics, Inc. ("GEODynamics"), which was acquired in 2018, including the full and final settlement of all amounts due pursuant to the GEO Note (as defined below). As consideration for such settlement, on July 1, 2022, the Company issued the GEO Seller approximately 1.9 million shares of its common stock (having a market value of $10.3 million on the date of issuance) and paid the GEO Seller $10.0 million in cash. In connection with this settlement, the $17.5 million carrying value of the GEO Note and accrued interest of $2.2 million was extinguished on July 1, 2022.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2022 and December 31, 2021 is presented below (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net:
Trade	$135,121	$116,434
Unbilled revenue	21,640	24,389
Contract assets	42,876	39,755
Other	9,916	9,973
Total accounts receivable	209,553	190,551
Allowance for doubtful accounts	(5,166)	(4,471)
	$204,387	$186,080

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	June 30, 2022	December 31, 2021
Deferred revenue (contract liabilities)	$47,883	$43,236
As of June 30, 2022, accounts receivable, net in the United States and the United Kingdom represented 74% and 14%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of June 30, 2022.
For the six months ended June 30, 2022, the $3.1 million net increase in contract assets was attributable to $30.1 million in revenue recognized during the period, which was partially offset by $26.7 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $4.6 million in the first six months of 2022, reflecting $16.2 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $11.2 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Allowance for doubtful accounts – January 1	$4,471	$8,304
Provisions	1,044	61
Write-offs	(629)	(815)
Other	280	148
Allowance for doubtful accounts – June 30	$5,166	$7,698

	June 30, 2022	December 31, 2021
Inventories, net:
Finished goods and purchased products	$90,948	$87,934
Work in process	31,464	24,722
Raw materials	94,558	96,357
Total inventories	216,970	209,013
Allowance for excess or obsolete inventory	(37,151)	(40,440)
	$179,819	$168,573

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2022	December 31, 2021
Property, plant and equipment, net:
Property, plant and equipment	$1,126,777	$1,151,533
Accumulated depreciation	(811,879)	(812,950)
	$314,898	$338,583
For the three months ended June 30, 2022 and 2021, depreciation expense was $12.0 million and $15.6 million, respectively. Depreciation expense was $24.6 million and $32.0 million, respectively, for the six months ended June 30, 2022 and 2021.
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

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$170,933	$72,305	$98,628	$168,284	$66,734	$101,550
Patents/Technology/Know-how	79,872	36,234	43,638	78,821	33,151	45,670
Tradenames and other	54,158	16,833	37,325	53,708	15,179	38,529
	$304,963	$125,372	$179,591	$300,813	$115,064	$185,749
For the three months ended June 30, 2022 and 2021, amortization expense was $5.3 million and $5.3 million, respectively. Amortization expense was $10.4 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively.

	June 30, 2022	December 31, 2021
Other noncurrent assets:
Deferred compensation plan	$19,015	$23,348
Deferred financing costs	2,308	2,674
Deferred income taxes	1,269	1,878
Other	4,760	4,989
	$27,352	$32,889

	June 30, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$20,924	$20,904
Accrued taxes, other than income taxes	7,579	5,130
Insurance liabilities	5,073	6,361
Accrued interest	3,982	3,629
Accrued commissions	2,380	2,194
Other	6,406	5,183
	$46,344	$43,401

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Long-term Debt
As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving credit facilities(1)	$—	$—
2026 Notes(2)	131,724	131,291
2023 Notes(3)	19,445	25,802
Promissory note(4)	17,534	17,534
Other debt and finance lease obligations	3,763	4,123
Total debt	172,466	178,750
Less: Current portion	(37,595)	(18,262)
Total long-term debt	$134,871	$160,488
____________________
(1)Unamortized deferred financing costs of $2.3 million and $2.7 million as of June 30, 2022 and December 31, 2021, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of June 30, 2022 and December 31, 2021.
(3)The outstanding principal amount of the 2023 Notes was $19.5 million and $26.0 million as of June 30, 2022 and December 31, 2021, respectively.
(4)The promissory note was settled on July 1, 2022. See Note 12, "Commitments and Contingencies" for additional discussion.
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
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the GEO Note discussed below).
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
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
greater of (a) 15% of the borrowing base and (b) $14.1 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of June 30, 2022, the Company had $18.6 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of June 30, 2022 was $61.8 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of June 30, 2022, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
On March 19, 2021, the Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes at a discount, with the balance added to cash on-hand.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of approximately $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature in shares of the Company's common stock. As of June 30, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. The 2023 Notes bear interest at a rate of 1.50% per year and will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of the 2023 Notes (equivalent to an initial conversion price of approximately $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2023 Indenture. The Company's intent is to repay the principal amount of the 2023 Notes in cash. As of June 30, 2022, $19.5 million principal amount of the 2023 Notes remained outstanding.
The following table provides a summary of the Company's purchases of outstanding 2023 Notes during the three and six months ended June 30, 2022 and 2021, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
Three Months Ended June 30,
2022	$6,454	$6,429	$6,272	$157
2021	6,400	6,337	5,952	385
Six Months Ended June 30,
2022	$6,454	$6,429	$6,272	$157
2021	131,400	129,974	125,952	4,022

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Promissory Note
In connection with the 2018 acquisition of GEODynamics (the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note (the "GEO Note") that bore interest at 2.50% per annum (subject to adjustment) and was scheduled to mature on July 12, 2019. Payments due under the GEO Note were subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company asserted indemnification claims against the GEO Seller, and the GEO Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the GEO Note were required to be repaid in accordance with the terms of such note. The Company incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and as of June 28, 2022 had reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million, which was its then-current best estimate of what was owed after set-off for such indemnification matters. On June 28, 2022, the Company agreed to a settlement of all disputes that arose with the GEO Seller, including the full and final settlement of all amounts due pursuant to the GEO Note. See Note 12, "Commitments and Contingencies" for additional discussion.
6.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes and 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of June 30, 2022 was $19.0 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $19.5 million. The estimated fair value of the 2026 Notes as of June 30, 2022 was $123.8 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
7.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2022 (in thousands):

Shares of common stock outstanding – December 31, 2021	61,378
Restricted stock awards, net of forfeitures	773
Shares withheld for taxes on vesting of stock awards	(162)
Shares of common stock outstanding – June 30, 2022	61,989
As of June 30, 2022 and December 31, 2021, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss increased from $66.0 million at December 31, 2021 to $77.9 million at June 30, 2022. For the six months ended June 30, 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the six months ended June 30, 2022, the exchange rate for the British pound weakened by 10% compared to the U.S. dollar while the Brazilian real strengthened by 7% compared to the U.S. dollar, contributing to other comprehensive loss of $11.8 million. During the six months ended June 30, 2021, the exchange rate for the British pound and the Brazilian real strengthened by 1% and 4%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $1.6 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.    Income Taxes
For the three months ended June 30, 2022, the Company's income tax expense was $1.8 million on a pre-tax loss of $3.4 million. Income tax expense in the second quarter of 2022 was negatively impacted by valuation allowances recorded against U.S. tax assets as well as certain non-deductible expenses. This compares to an income tax benefit of $3.2 million on a pre-tax loss of $18.5 million, which included certain non-deductible expenses, for the three months ended June 30, 2021.
For the six months ended June 30, 2022, the Company's income tax expense was $5.2 million on a pre-tax loss of $9.3 million. Income tax expense in the first six months of 2022 was negatively impacted by valuation allowances recorded against U.S. tax assets as well as certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $5.5 million on a pre-tax loss of $36.6 million, which included certain non-deductible expenses and discrete tax items, for the six months ended June 30, 2021.
9.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerators:
Net loss	$(5,144)	$(15,271)	$(14,568)	$(31,081)
Less: Income attributable to unvested restricted stock awards	—	—	—	—
Numerator for basic net loss per share	(5,144)	(15,271)	(14,568)	(31,081)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net loss per share	$(5,144)	$(15,271)	$(14,568)	$(31,081)

Denominators:
Weighted average number of common shares outstanding	61,948	61,335	61,788	61,252
Less: Weighted average number of unvested restricted stock awards outstanding	(1,244)	(1,018)	(1,187)	(1,045)
Denominator for basic and diluted net loss per share	60,704	60,317	60,601	60,207

Net loss per share:
Basic	$(0.08)	$(0.25)	$(0.24)	$(0.52)
Diluted	(0.08)	(0.25)	(0.24)	(0.52)
The calculation of diluted net loss per share for the three and six months ended June 30, 2022 excluded 264 thousand shares and 306 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and six months ended June 30, 2021 excluded 437 thousand shares and 468 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded due to, among other factors, their antidilutive effect.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards and performance-based stock unit awards for the six months ended June 30, 2022 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2021	388	993	358
Granted	—	785	272
Vested	—	(544)	—
Forfeited	(141)	(12)	—
Outstanding – June 30, 2022	247	1,222	630
Weighted average grant date fair value (2022 awards)		$6.51	$6.51
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards generally vest at the end of a one-year period. Performance-based stock unit awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives. The performance objective for performance-based awards granted in 2022 and 2021 is the Company's cumulative EBITDA over a three-year period. The performance objective for outstanding awards granted in 2020 is the Company's EBITDA growth rate over a three-year period.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no restricted shares will vest.
During the first quarters of 2022 and 2021, the Company issued conditional long-term cash incentive awards ("Cash Awards") of $1.5 million and $1.5 million, respectively, with the ultimate dollar amount to be awarded ranging from zero to a maximum of $3.1 million for both the 2022 and 2021 Cash Awards. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for the 2022 and 2021 Cash Awards is limited to their targeted award value ($1.5 million) if the Company's total stockholder return were to be negative over the performance period. The obligations, if any, related to the Cash Awards are classified as liabilities and recognized over the vesting period.
Stock-based compensation expense recognized during the three and six months ended June 30, 2022 totaled $1.7 million and $3.5 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2021 totaled $1.9 million and $4.7 million, respectively. As of June 30, 2022, there was $10.2 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three and six months ended June 30, 2022 and 2021 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2022
Offshore/Manufactured Products	$96,467	$5,249	$9,441	$571	$552,091
Well Site Services	54,819	7,395	601	2,918	195,444
Downhole Technologies	30,548	4,423	(1,485)	67	257,174
Corporate	—	172	(9,647)	39	47,594
Total	$181,834	$17,239	$(1,090)	$3,595	$1,052,303

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2021
Offshore/Manufactured Products	$76,908	$5,557	$4,810	$792	$526,842
Well Site Services(1)	42,056	10,642	(11,590)	1,877	216,498
Downhole Technologies	26,760	4,521	(2,295)	197	279,324
Corporate	—	189	(8,543)	325	93,060
Total	$145,724	$20,909	$(17,618)	$3,191	$1,115,724
________________
(1)Operating loss included non-cash operating lease impairment charges of $2.8 million.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2022
Offshore/Manufactured Products	$180,579	$10,579	$19,637	$1,473	$552,091
Well Site Services	102,991	15,327	(2,794)	4,466	195,444
Downhole Technologies	62,308	8,807	(2,990)	384	257,174
Corporate	—	343	(19,279)	130	47,594
Total	$345,878	$35,056	$(5,426)	$6,453	$1,052,303

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2021
Offshore/Manufactured Products	$137,517	$11,026	$5,881	$1,255	$526,842
Well Site Services(1)	81,606	22,110	(21,443)	5,207	216,498
Downhole Technologies	52,190	8,910	(3,910)	280	279,324
Corporate	—	383	(17,908)	569	93,060
Total	$271,313	$42,429	$(37,380)	$7,311	$1,115,724
________________
(1)Operating loss included non-cash fixed and lease asset impairment charges of $3.4 million.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits recognized in first six months of 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months Ended June 30
Major revenue categories -
Project-driven products	$41,098	$31,826	$—	$—	$—	$—	$41,098	$31,826
Short-cycle:
Completion products and services	15,277	10,447	50,751	39,083	30,548	26,760	96,576	76,290
Drilling services	—	—	4,068	2,973	—	—	4,068	2,973
Other products	8,334	5,583	—	—	—	—	8,334	5,583
Total short-cycle	23,611	16,030	54,819	42,056	30,548	26,760	108,978	84,846
Other products and services	31,758	29,052	—	—	—	—	31,758	29,052
	$96,467	$76,908	$54,819	$42,056	$30,548	$26,760	$181,834	$145,724

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Six Months Ended June 30
Major revenue categories -
Project-driven products	$74,942	$53,200	$—	$—	$—	$—	$74,942	$53,200
Short-cycle:
Completion products and services	28,857	18,561	95,917	77,882	62,308	52,190	187,082	148,633
Drilling services	—	—	7,074	3,724	—	—	7,074	3,724
Other products	15,378	9,719	—	—	—	—	15,378	9,719
Total short-cycle	44,235	28,280	102,991	81,606	62,308	52,190	209,534	162,076
Other products and services	61,402	56,037	—	—	—	—	61,402	56,037
	$180,579	$137,517	$102,991	$81,606	$62,308	$52,190	$345,878	$271,313
Revenues from products and services transferred to customers over time accounted for approximately 64% and 61% of consolidated revenues for the six months ended June 30, 2022 and 2021, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2022, the Company had $141.6 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 26% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2022, with an additional 41% recognized in 2023 and the balance thereafter.
12.    Commitments and Contingencies
During 2021 and the first six months of 2022, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effects of the COVID-19 pandemic and related economic, business and market disruptions continue and the macro outlook remains uncertain. The most direct impacts that the Company continues to experience are decreased pricing for its products and services due to the timing and rate of activity increases, market pressures driving increased capital discipline by its customers, supply chain disruptions, labor market constraints and inflation in wages, materials, parts, equipment and other costs. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for the Company's products and services, as well as delays in or inability of the Company to fulfill its contractual obligations to customers, logistic constraints, increases in the Company's costs and workforce and raw material shortages. The Company continues to monitor the effect of the COVID-19 pandemic on its employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, along with resulting governmental restrictions and related impacts on the prices of and demand for crude oil, the global economy and capital markets remains uncertain.

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
Following the GEODynamics Acquisition in January 2018, the Company determined that certain steel products historically imported by GEODynamics from China for use in its manufacturing process were potentially subject to anti-dumping and countervailing duties. Following an internal review, the Company voluntarily disclosed this matter to U.S. Customs and Border Protection ("CBP") and, in December 2020, reached an agreement with CBP to settle this matter for $7.3 million. The Company asserted indemnification claims for such settlement amount and related costs of $7.5 million against the GEO Seller and pursed its right to set-off such amounts against payments due under the GEO Note. As of June 28, 2022, the Company had reduced the carrying amount of such note in its consolidated balance sheet to $17.5 million, which was the Company's then-current best estimate of what was owed after set-off for such indemnification matters prior to the settlement of the counterclaim described below.
In August 2020, the GEO Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries in federal court alleging that payments due under GEO Note were not repaid in accordance with the terms of such note. Additionally, the GEO Seller alleged that it was entitled to approximately $19.0 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, following the federal magistrate's report and recommendation that the federal district court dismiss the GEO Seller's lawsuit for lack of federal jurisdiction, the GEO Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, the state court denied the GEO Seller's motion for partial summary judgement. In December 2021, the Company filed a counterclaim against the GEO Seller alleging material misrepresentations and breaches of warranties by the GEO Seller with respect to GEODynamics' liability for anti-dumping and countervailing duties.
On June 28, 2022, the Company entered into a settlement agreement (the "Settlement Agreement") with the GEO Seller, related to the matters discussed above (the "Settlement"), including the full and final settlement of all amounts due pursuant to the GEO Note ($17.5 million in principal amount outstanding as of June 28, 2022) and related accrued interest. Pursuant to the Settlement Agreement, the Company and the GEO Seller agreed to the resolution of such disputes through, among other matters, (i) the payment by the Company of $10.0 million in cash to the GEO Seller and (ii) the issuance by the Company of 1,909,722 shares of its common stock to the GEO Seller (having a market value of $10.3 million on the date of issuance). The payment and issuance of common stock were made on July 1, 2022. In connection with the execution of the Settlement Agreement, the Company recognized a non-cash settlement charge of $0.6 million in the second quarter of 2022. The final settlement will be reflected in the third quarter of 2022.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 22, 2022, as well as to "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
•the impact of the ongoing military action between Russia and Ukraine, that began in February 2022, including, but not limited to, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;
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
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2021 Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact comparability from period to period.
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
Recent Developments
The spot price of Brent crude oil price averaged $114 per barrel during the second quarter of 2022, an increase of 13% from the first quarter 2022 average and the highest quarterly average level observed since the third quarter of 2008. The higher commodity price environment was driven by declines in crude oil supplies, concerns over sanctions resulting from the Russian invasion of Ukraine on February 24, 2022, increased demand as the global effects of the COVID-19 pandemic have moderated and slower crude oil production growth due to reduced investments by operators globally. As shown below, crude oil prices have declined since June 30, 2022 in response to, among other things, the perceived risk of a global recession.
Brent and West Texas Intermediate ("WTI") crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2022	$100.87	$113.84	$—	$—	$107.20
2021	61.04	68.98	73.51	79.61	70.86
WTI Crude (per bbl)
2022	$95.18	$108.83	$—	$—	$102.01
2021	58.09	66.19	70.58	77.33	68.14
Henry Hub Natural Gas (per MMBtu)
2022	$4.67	$7.50	$—	$—	$6.08
2021	3.50	2.95	4.35	4.75	3.90
________________
(1)Source: U.S. Energy Information Administration (spot prices).

On July 22, 2022, Brent crude oil, WTI crude oil and natural gas spot prices closed at $106.77 per barrel, $97.71 per barrel and $8.25 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on July 22, 2022 was 758 rigs, 6% above the second quarter 2021 average.
In January of 2022, we completed the previously announced exit of certain non-performing service offerings within our Well Site Services segment. These service offerings generated revenues of $9.5 million in the first six months of 2021.
During the first quarter of 2022, we recorded bad debt expense of $0.8 million related to receivables from Russia-based customers of the Offshore/Manufactured Products segment. As of June 30, 2022, we had no remaining material balance sheet exposure related to Russia.
On April 14, 2022, our Offshore/Manufactured Products segment acquired E-Flow Control Holdings Limited ("E-Flow"), a U.K.-based global provider of fully integrated handling, control, monitoring and instrumentation solutions. E-Flow, founded in 1988, provides a broad range of engineering, design, manufacturing, installation and commissioning services to its customers in the energy industry. The purchase price of $8.1 million (net of cash acquired and subject to customary post-closing adjustments) was funded with cash on-hand.
During the second quarter of 2022, we purchased $6.5 million principal amount of our 1.50% convertible senior notes (the "2023 Notes").
As further discussed in Note 12, "Commitment and Contingencies," on June 28, 2022, we fully settled our disputes with the seller (the "GEO Seller") of GEODynamics, Inc. ("GEODynamics"), which we acquired in 2018, including the full and final settlement of all amounts due pursuant to the GEO Note (as defined below). As consideration for such settlement, on July 1, 2022, we issued the GEO Seller approximately 1.9 million shares of our common stock (having a market value of $10.3 million on the date of issuance) and paid the GEO Seller $10.0 million in cash. The final settlement will be reflected in the third quarter of 2022.
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
Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including geopolitical conflicts (such as the direction and outcome of Russia's invasion of Ukraine), unrest and tensions; sanctions; the perceived risk of a global economic recession; global uncertainties related to the COVID-19 pandemic; domestic or international crude oil production; changes in governmental rules and regulations; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances. Capital investment by our customers recently reached a 15-year low due to negative developments with respect to many of these factors.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 42% of Offshore/Manufactured Products segment sales in the first six months of 2022 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $241 million as of June 30, 2022 from $214 million as of June 30, 2021. Bookings totaled $168 million in the first six months of 2022, yielding a book-to-bill ratio of 0.9x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2022	$265	$241	$—	$—
2021	226	214	249	260
2020	267	235	227	219
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

		Average for the
	As of July 22, 2022	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
United States Rig Count:
Land – Oil	581	548	339	521	314
Land – Natural gas and other	157	149	97	137	94
Offshore	20	16	14	17	15
	758	713	450	675	423
International Rig Count:
Land		733	630	781	649
Offshore		197	178	195	173
		930	808	976	822
		1,643	1,258	1,651	1,245
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2022, oil-directed drilling accounted for 79% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. From this trough, the U.S. rig count has increased to 753 rigs as of June 30, 2022. As can be derived from the table above, the average U.S. rig count for the first six months of 2022 increased by 252 rigs, or 60%, compared to the average for the first six months of 2021.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 12, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
Revenues:
Products	$99,033	$78,038	$20,995	$184,794	$139,483	$45,311
Services	82,801	67,686	15,115	161,084	131,830	29,254
	181,834	145,724	36,110	345,878	271,313	74,565
Costs and expenses:
Product costs	79,388	63,926	15,462	144,189	113,389	30,800
Service costs	62,768	53,706	9,062	124,571	106,553	18,018
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,156	117,632	24,524	268,760	219,942	48,818
Selling, general and administrative expenses	23,757	22,092	1,665	47,590	43,317	4,273
Depreciation and amortization expense	17,239	20,909	(3,670)	35,056	42,429	(7,373)
Impairments of fixed and lease assets(1)	—	2,794	(2,794)	—	3,444	(3,444)
Other operating income, net	(228)	(85)	(143)	(102)	(439)	337
	182,924	163,342	19,582	351,304	308,693	42,611
Operating loss	(1,090)	(17,618)	16,528	(5,426)	(37,380)	31,954

Interest expense, net	(2,638)	(2,699)	61	(5,310)	(5,024)	(286)
Other income, net(2)	376	1,820	(1,444)	1,401	5,780	(4,379)
Loss before income taxes	(3,352)	(18,497)	15,145	(9,335)	(36,624)	27,289
Income tax benefit	(1,792)	3,226	(5,018)	(5,233)	5,543	(10,776)
Net loss	$(5,144)	$(15,271)	$10,127	$(14,568)	$(31,081)	$16,513

Net loss per share:
Basic	$(0.08)	$(0.25)		$(0.24)	$(0.52)
Diluted	(0.08)	(0.25)		(0.24)	(0.52)

Weighted average number of common shares outstanding:
Basic	60,704	60,317		60,601	60,207
Diluted	60,704	60,317		60,601	60,207
________________
(1)During the first quarter of 2021, we recognized non-cash impairment charges of $0.7 million to reduce the carrying value of certain fixed assets to their estimated realizable value. During the second quarter of 2021, we recognized non-cash impairment charges of $2.8 million to reduce the carrying value of certain operating lease assets to their estimated realizable value.
(2)During the first quarter of 2021, we recognized non-cash gains of $3.6 million in connection with our purchases of $125.0 million principal amount of our 2023 Notes. During the second quarter of 2021, we recognized non-cash gains of $0.4 million in connection with our purchases of $6.4 million principal amount of our 2023 Notes.
See Note 3, "Asset Impairments and Other Restructuring Items," Note 4, "Details of Selected Balance Sheet Accounts" and Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first six months of 2021.

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three and six months ended June 30, 2022 and 2021 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Variance	2022	2021	Variance
Revenues
Offshore/Manufactured Products
Project-driven products	$41,098	$31,826	$9,272	$74,942	$53,200	$21,742
Short-cycle products	23,611	16,030	7,581	44,235	28,280	15,955
Other products and services	31,758	29,052	2,706	61,402	56,037	5,365
Total Offshore/Manufactured Products	96,467	76,908	19,559	180,579	137,517	43,062
Well Site Services	54,819	42,056	12,763	102,991	81,606	21,385
Downhole Technologies	30,548	26,760	3,788	62,308	52,190	10,118
Total	$181,834	$145,724	$36,110	$345,878	$271,313	$74,565

Operating income (loss)
Offshore/Manufactured Products	$9,441	$4,810	$4,631	$19,637	$5,881	$13,756
Well Site Services(1)	601	(11,590)	12,191	(2,794)	(21,443)	18,649
Downhole Technologies	(1,485)	(2,295)	810	(2,990)	(3,910)	920
Corporate	(9,647)	(8,543)	(1,104)	(19,279)	(17,908)	(1,371)
Total	$(1,090)	$(17,618)	$16,528	$(5,426)	$(37,380)	$31,954
________________
(1)Operating loss in the first quarter of 2021 included non-cash fixed asset impairment charges of $0.7 million. Operating loss in the second quarter of 2021 included non-cash operating lease asset impairment charges of $2.8 million.
See Note 3, "Asset Impairments and Other Restructuring Items," and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first six months of 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
We reported a net loss for the three months ended June 30, 2022 of $5.1 million, or $0.08 per share. These results compare to a net loss for the three months ended June 30, 2021 of $15.3 million, or $0.25 per share, which included non-cash operating lease asset impairment charges of $2.8 million ($2.2 million after-tax, or $0.04 per share), restructuring charges of $2.6 million ($2.0 million after-tax, or $0.03 per share) and non-cash gains on extinguishment of our 2023 Notes of $0.4 million ($0.3 million after-tax, or $0.01 per share).
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
Revenues. Consolidated total revenues in the second quarter of 2022 increased $36.1 million, or 25%, from the second quarter of 2021.
Consolidated product revenues in the second quarter of 2022 increased $21.0 million, or 27%, from the second quarter of 2021, driven primarily by increased U.S. land-based customer activity and higher demand for project-related connector products. Consolidated service revenues in the second quarter of 2022 increased $15.1 million, or 22%, from the second quarter of 2021 due primarily to higher customer spending in the U.S. shale play regions and the Gulf of Mexico, partially offset by the exit of certain non-performing service offerings in January 2022. As can be derived from the following table, 60% of our consolidated revenues in the second quarter of 2022 were derived from sales of our short-cycle product and service offerings, which compares to 58% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2022 and 2021 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended June 30	2022	2021	2022	2021	2022	2021	2022	2021
Major revenue categories -
Project-driven products	$41,098	$31,826	$—	$—	$—	$—	$41,098	$31,826
Short-cycle:
Completion products and services	15,277	10,447	50,751	39,083	30,548	26,760	96,576	76,290
Drilling services	—	—	4,068	2,973	—	—	4,068	2,973
Other products	8,334	5,583	—	—	—	—	8,334	5,583
Total short-cycle	23,611	16,030	54,819	42,056	30,548	26,760	108,978	84,846
Other products and services	31,758	29,052	—	—	—	—	31,758	29,052
	$96,467	$76,908	$54,819	$42,056	$30,548	$26,760	$181,834	$145,724

Percentage of total revenue by type -
Products	75%	72%	—%	—%	87%	85%	54%	54%
Services	25%	28%	100%	100%	13%	15%	46%	46%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $24.5 million, or 21%, in the second quarter of 2022 compared to the second quarter of 2021.
Consolidated product costs in the second quarter of 2022 increased $15.5 million, or 24%, from the second quarter of 2021. Consolidated service costs in the second quarter of 2022 increased $9.1 million, or 17%, from the second quarter of 2021.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $1.7 million, or 8%, in the second quarter of 2022 from the second quarter of 2021 due primarily to higher performance-based incentive compensation, professional service and trade show expenses, partially offset by $2.1 million in restructuring charges recognized in the prior-year quarter.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.7 million, or 18%, in the second quarter of 2022 compared to the prior-year quarter, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 11, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Impairments of Fixed and Lease Assets. During the second quarter of 2021, our Well Site Services segment recorded non-cash impairment charges of $2.8 million to reduce the carrying value of certain of the segment's operating lease assets to their estimated realizable value.
Operating Loss. Our consolidated operating loss was $1.1 million in the second quarter of 2022. This compares to a consolidated operating loss of $17.6 million recognized in the second quarter of 2021, which included $2.8 million of non-cash operating lease asset impairment charges and $2.6 million of restructuring charges.
Interest Expense, Net. Net interest expense was $2.6 million in the second quarter of 2022, which compares to $2.7 million in the same period of 2021. Interest expense as a percentage of total debt outstanding was approximately 6% in the second quarter of 2022 and 2021.
Other Income, Net. Net other income for the second quarter of 2022 includes a non-cash charge of $0.6 million recognized in connection with the settlement of disputes with the GEO Seller. Net other income for second quarter of 2022 and 2021 included non-cash gains of $0.2 million and $0.4 million, respectively, recognized in connection with our purchases of our 2023 Notes.

Income Tax. For the three months ended June 30, 2022, our income tax provision was $1.8 million on a pre-tax loss of $3.4 million. Income tax expense in the second quarter of 2022 was negatively impacted by valuation allowances recorded against U.S. deferred tax assets as well as certain non-deductible expenses. This compares to an income tax benefit of $3.2 million on a pre-tax loss of $18.5 million for the three months ended June 30, 2021, which included certain non-deductible expenses.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive loss was $12.7 million in the second quarter of 2022 compared to comprehensive income of $3.2 million in the second quarter of 2021 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended June 30, 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2022, the exchange rate for both the British pound and the Brazilian real weakened compared to the U.S. dollar. This compares to the second quarter of 2021, when the exchange rate for the British pound was flat compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $19.6 million, or 25%, in the second quarter of 2022 compared to the second quarter of 2021 due primarily to increased demand for short-cycle and project-related products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $9.4 million in the second quarter of 2022, compared to operating income of $4.8 million in the second quarter of 2021 due primarily to the reported revenue growth.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $241 million as of June 30, 2022, with second quarter 2022 bookings of $77 million and a quarterly book-to-bill ratio of 0.8x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $12.8 million, or 30%, in the second quarter of 2022 compared to the prior-year quarter, driven by increased U.S. and international customer activity levels partially offset by the exit of U.S. thru-tubing service offerings in January 2022.

Operating Income (Loss). Our Well Site Services segment reported operating income of $0.6 million in the second quarter of 2022. The segment reported an operating loss of $11.6 million in the second quarter of 2021, which included $2.4 million in restructuring charges and $2.8 million of non-cash operating lease asset impairment charges. Excluding these 2021 charges, the segment's operating income (loss) improved $7.0 million from the prior-year quarter due primarily to the reported revenues growth and a $3.2 million reduction in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $3.8 million, or 14%, in the second quarter of 2022 from the prior-year period due primarily to higher customer demand for perforating and completion products in the United States.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $1.5 million in the second quarter of 2022, compared to an operating loss of $2.3 million in the prior-year period reflective of the reported increase in revenues.
Corporate
Corporate expenses increased $1.1 million, or 13%, in the second quarter of 2022 from the prior-year period, due primarily to higher personnel costs and performance-based incentive compensation.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
We reported a net loss for the six months ended June 30, 2022 of $14.6 million, or $0.24 per share. These results compare to a net loss for the six months ended June 30, 2021 of $31.1 million, or $0.52 per share, which included non-cash impairment charges of $3.4 million ($2.7 million after-tax, or $0.05 per share) associated with write-downs of fixed and lease assets, $6.0 million ($4.7 million after-tax, or $0.08 per share) of severance and restructuring costs and non-cash gains of $4.0 million ($3.2 million after-tax, or $0.05 per share) associated with extinguishment of our 2023 Notes.
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions.
During the first six months of 2021, we recognized an aggregate $7.6 million reduction of payroll tax expense (recognized within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program.
Revenues. Consolidated total revenues in the first six months of 2022 increased $74.6 million, or 27%, from the first six months of 2021.
Consolidated product revenues in the first six months of 2022 increased $45.3 million, or 32%, from the first six months of 2021, driven primarily by increased U.S. land-based customer activity and higher demand for project-related fixed platform and other equipment. Consolidated service revenues in the first six months of 2022 increased $29.3 million, or 22%, from the first six months of 2021 due primarily to higher customer spending in the U.S. shale play regions and the Gulf of Mexico, partially offset by the exit of certain non-performing service offerings in January 2022. As can be derived from the following table, 61% of our consolidated revenues in the first six months of 2022 were derived from sales of our short-cycle product and service offerings, which compares to 60% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Six Months Ended June 30	2022	2021	2022	2021	2022	2021	2022	2021
Major revenue categories -
Project-driven products	$74,942	$53,200	$—	$—	$—	$—	$74,942	$53,200
Short-cycle:
Completion products and services	28,857	18,561	95,917	77,882	62,308	52,190	187,082	148,633
Drilling services	—	—	7,074	3,724	—	—	7,074	3,724
Other products	15,378	9,719	—	—	—	—	15,378	9,719
Total short-cycle	44,235	28,280	102,991	81,606	62,308	52,190	209,534	162,076
Other products and services	61,402	56,037	—	—	—	—	61,402	56,037
	$180,579	$137,517	$102,991	$81,606	$62,308	$52,190	$345,878	$271,313

Percentage of total revenue by type -
Products	73%	69%	—%	—%	84%	85%	53%	51%
Services	27%	31%	100%	100%	16%	15%	47%	49%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $48.8 million, or 22%, in the first six months of 2022 compared to the first six months of 2021.
Consolidated product costs in the first six months of 2022 increased $30.8 million, or 27%, compared to the first six months of 2021. Consolidated service costs in the first six months of 2022 increased $18.0 million, or 17%, compared to the first six months of 2021.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $4.3 million, or 10%, in the first six months of 2022 from the first six months of 2021 due primarily to higher performance-based incentive compensation, professional service, bad debt and trade show expenses, partially offset by $3.7 million in severance and restructuring charges recognized in the prior-year period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $7.4 million, or 17%, in the first six months of 2022 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 11, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Impairments of Fixed and Lease Assets. During the first six months of 2021, our Well Site Services segment recorded non-cash impairment charges of $3.4 million to reduce the carrying value of certain of the segment's fixed and operating lease assets to their estimated realizable value.
Operating Loss. Our consolidated operating loss was $5.4 million in the first six months of 2022. This compares to a consolidated operating loss of $37.4 million recognized in the first six months of 2021, which included $3.4 million of non-cash fixed and operating lease asset impairment charges and $6.0 million of severance and restructuring costs.
Interest Expense, Net. Net interest expense was $5.3 million in the first six months of 2022, which compares to $5.0 million in the first six months of 2021. Interest expense as a percentage of total debt outstanding was approximately 6% in the first six months of 2022 and 5% in the first six months of 2021.
Other Income, Net. Net other income for the first six months of 2022 includes a non-cash charge of $0.6 million recognized in connection with the settlement of disputes with the GEO Seller. Net other income for the first six months of 2022 and 2021 included non-cash gains of $0.2 million and $4.0 million, respectively, recognized in connection with our purchases of our 2023 Notes.
Income Tax. For the first six months of 2022, our income tax provision was $5.2 million on a pre-tax loss of $9.3 million. Income tax expense in the first six months of 2022 was negatively impacted by valuation allowances recorded against U.S. deferred tax assets as well as certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $5.5 million on a pre-tax loss of $36.6 million for the first six months of 2021, which included certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive loss was $11.8 million in the first six months of 2022 compared to comprehensive income of $1.6 million in the first six months of 2021 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first six months of 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. During the first six months of 2021, the exchange rate for the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $43.1 million, or 31%, in the first six months of 2022 compared to the first six months of 2021 due primarily to increased demand for project-related fixed platform and other equipment and short-cycle products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $19.6 million in the first six months of 2022. The segment reported operating income of $5.9 million in the first six months of 2021, which included severance and restructuring costs of $0.3 million.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $241 million as of June 30, 2022 compared to $260 million as of December 31, 2021. Bookings during the first six months of 2022 totaled $168 million, yielding a book-to-bill ratio of 0.9x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $21.4 million, or 26%, in the first six months of 2022 compared to the same prior-year period, driven by increased U.S. customer activity levels partially offset by the exit of U.S. thru-tubing service offerings in January 2022.

Operating Loss. Our Well Site Services segment reported an operating loss of $2.8 million in the first six months of 2022. The segment reported an operating loss of $21.4 million in the first six months of 2021, which included $3.7 million in severance and restructuring costs and non-cash fixed and lease asset impairment charges of $3.4 million. Excluding these 2021 changes, the segment's operating loss decreased $11.5 million compared to the same prior-year period due primarily to the reported revenue growth coupled with a $6.8 million decrease in depreciation and amortization expense.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $10.1 million, or 19%, in the first six months of 2022 from the same prior-year period due primarily to increased customer demand for perforating and completion products in the United States.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $3.0 million in the first six months of 2022. The segment reported an operating loss of $3.9 million in the first six months of 2021, which included $0.5 million of severance and restructuring charges.
Corporate
Operating Loss. Corporate expenses in the first six months of 2022 increased $1.4 million, or 8%, from the first six months of 2021 due primarily to higher personnel costs, performance-based incentive compensation and professional fees, partially offset by $1.6 million of severance costs recognized in the prior-year period.

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
Operating Activities
Cash flows used in operations totaled $10.0 million during the six months ended June 30, 2022, compared to $13.9 million generated by operations during the first six months of 2021.
During the first six months of 2022, $37.4 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories driven by higher activity levels. During the first six months of 2021, $5.2 million was provided by net working capital decreases, primarily due to an increase in accounts payable, partially offset by increases in accounts receivable and inventories.
Investing Activities
Cash used in investing activities during the first six months of 2022 totaled $13.0 million, compared to $4.2 million used in investing activities during the first six months of 2021.
As discussed under "Recent Developments," we acquired E-Flow on April 14, 2022 for net cash consideration of $8.1 million.
Capital expenditures totaled $6.5 million and $7.3 million during the first six months of 2022 and 2021, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $1.7 million and $3.4 million during the first six months of 2022 and 2021, respectively.
We expect to spend approximately $20 million in capital expenditures during 2022. Whether planned expenditures will actually be made in 2022 depends on industry conditions, project approvals and schedules, vendor delivery timing, free cash flow generation and careful monitoring of our levels of liquidity. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the six months ended June 30, 2022, net cash of $7.7 million was used in financing activities, including the purchase of $6.5 million principal amount of our outstanding 2023 Notes. This compares to $19.1 million of cash used in financing activities during the six months ended June 30, 2021, including our purchases of $131.4 million principal amount of our 2023 Notes for cash totaling $126.0 million and $19.0 million of net repayments under our ABL Facility. Partially offsetting these uses in the first six months of 2021 was our issuance of $135.0 million principal amount of our 4.75% convertible senior notes due 2026 (the "2026 Notes") yielding net cash proceeds of $130.6 million.
On June 28, 2022, we entered into a settlement agreement with the GEO Seller including the full and final settlement of all amounts due pursuant to the GEO Note. On July 1, 2022, we issued the GEO Seller approximately 1.9 million shares of our common stock along with a cash payment of $10.0 million as part of such settlement. The final settlement with be reflected in the third quarter of 2022.
As of June 30, 2022, we had cash and cash equivalents totaling $22.2 million, which compared to $52.9 million as of December 31, 2021. Cash was used during the period to fund the E-Flow acquisition, fund capital expenditures and purchase a portion of our 2023 Notes.
As of June 30, 2022, we had no borrowings outstanding under our ABL Facility, $19.5 million principal amount of our 2023 Notes outstanding, $135.0 million principal amount of our 2026 Notes outstanding and other debt of $21.3 million. Our reported interest expense, which included amortization of deferred financing costs of $0.9 million during the first six months of 2022, was above our contractual cash interest expense. For the first six months of 2022, our contractual cash interest expense was $4.5 million, or approximately 5% of the average principal balance of debt outstanding.
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
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million (excluding the GEO Note defined below).
See Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement. As of June 30, 2022, we had $18.6 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of June 30, 2022 was $61.8 million, calculated based on the current borrowing base less outstanding letters of credit.
2026 Notes. On March 16, 2021, we issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 16, 2021 (the "2026 Indenture"), between us and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million.
See Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of June 30, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between us and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Since September 2019, we have purchased a cumulative $180.5 million principal amount of the 2023 Notes for $159.0 million in cash, with $19.5 million principal amount outstanding as of June 30, 2022.
The 2023 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million.
See Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2023 Notes. As of June 30, 2022, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.

Promissory Note. In connection with the 2018 acquisition of GEODynamics (such acquisition, the "GEODynamics Acquisition"), we issued a $25.0 million promissory note (the "GEO Note") that was scheduled to mature on July 12, 2019. Payments due under the GEO Note were subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. We asserted indemnification claims against the GEO Seller, and the GEO Seller filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the GEO Note were required to be repaid in accordance with the terms of such note. We incurred settlement costs and expenses of $7.5 million related to such indemnification claims and as of June 28, 2022, had reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million, which was our then-current best estimate of what was owed after set-off for indemnification matters. On June 28, 2022, we entered into a settlement agreement with the GEO Seller, including the full and final settlement of all amounts due pursuant to the GEO Note. See Note 12, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 20% and 20% of our combined total debt and stockholders' equity as of June 30, 2022 and December 31, 2021, respectively.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our product or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of the businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the GEO Seller filed a breach of contract suit against us in federal court in August 2020, in which the GEO Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the GEO Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, a motion by the GEO Seller for partial summary judgement was denied by the state court. On June 28, 2022, we fully settled the GEO Note (together with related accrued interest) along with disputes that arose with the GEO Seller. See Note 12, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements. As of June 30, 2022, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2022, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the six months ended June 30, 2022, our reported foreign currency exchange losses were $0.3 million and are included in "Other operating expense, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $11.8 million from $66.0 million as of December 31, 2021 to $77.9 million as of June 30, 2022, due to changes in currency exchange rates. During the six months ended June 30, 2022, the exchange rate for the British pound weakened by 10% compared to the U.S. dollar while the Brazilian real strengthened by 7% compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 12, "Commitments and Contingencies."
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
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
In February of 2022, Russian military forces invaded Ukraine and fighting between the two countries continues. While we have no operations, personnel or material assets in either country as of June 30, 2022, the outcome of this ongoing military conflict is highly unpredictable and could lead to further market and other disruptions that could adversely affect us, such as: volatility in crude oil and natural gas prices, which can adversely affect demand for our products and services; further supply chain constraints and disruptions, or increased prices for certain raw materials and component parts, such as steel and forgings, that are used in products we manufacture and other products needed by our customers in connection with their ongoing operations; instability in financial markets; higher inflation; delays or cancellations of planned projects by our customers due to rising costs; changes in currency rates; and increases in cyberattacks and espionage. As a result of this conflict, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. Such sanctions, and other measures, as well as existing and potential further responses from Russia or other countries to such sanctions, could exacerbate the foregoing risks. Any of these developments could adversely affect our business, financial condition and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2022	—	$—	—	$—
May 1 through May 31, 2022	—	—	—	—
June 1 through June 30, 2022	1,433	8.17	—	—
Total	1,433	$8.17	—
________________
(1)All shares purchased during the three-month period ended June 30, 2022 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
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
Registration Rights Agreement, dated as of June 28, 2022, between Oil States International, Inc. and HCperf Holdings B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 29, 2022 (File No. 001-16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	July 28, 2022	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)