Form 10-Q
period 2022-09-30
OIL STATES INTERNATIONAL, INC
filed 2022-10-28
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 21, 2022, the number of shares of common stock outstanding was 63,902,143.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Products	$99,743	$70,409	$284,537	$209,892
Services	89,651	70,119	250,735	201,949
	189,394	140,528	535,272	411,841

Costs and expenses:
Product costs	81,576	60,310	225,765	173,699
Service costs	69,723	56,897	194,294	163,450
Cost of revenues (exclusive of depreciation and amortization expense presented below)	151,299	117,207	420,059	337,149
Selling, general and administrative expense	23,374	20,078	70,964	63,395
Depreciation and amortization expense	16,413	19,657	51,469	62,086
Impairments of fixed and lease assets	—	—	—	3,444
Other operating income, net	(6,750)	(275)	(6,852)	(714)
	184,336	156,667	535,640	465,360
Operating income (loss)	5,058	(16,139)	(368)	(53,519)

Interest expense, net	(2,637)	(2,569)	(7,947)	(7,593)
Other income, net	491	2,137	1,892	7,917
Income (loss) before income taxes	2,912	(16,571)	(6,423)	(53,195)
Income tax (provision) benefit	(769)	3,529	(6,002)	9,072
Net income (loss)	$2,143	$(13,042)	$(12,425)	$(44,123)

Net income (loss) per share:
Basic	$0.03	$(0.22)	$(0.20)	$(0.73)
Diluted	0.03	(0.22)	(0.20)	(0.73)

Weighted average number of common shares outstanding:
Basic	62,674	60,377	61,292	60,264
Diluted	62,676	60,377	61,292	60,264
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2,143	$(13,042)	$(12,425)	$(44,123)

Other comprehensive loss:
Currency translation adjustments	(11,939)	(5,838)	(23,758)	(4,207)
Comprehensive loss	$(9,796)	$(18,880)	$(36,183)	$(48,330)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33,103	$52,852
Accounts receivable, net	209,278	186,080
Inventories, net	181,628	168,573
Prepaid expenses and other current assets	18,164	19,222
Total current assets	442,173	426,727

Property, plant, and equipment, net	305,067	338,583
Operating lease assets, net	24,072	25,388
Goodwill, net	78,579	76,412
Other intangible assets, net	174,182	185,749
Other noncurrent assets	26,297	32,889
Total assets	$1,050,370	$1,085,748

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$20,026	$18,262
Accounts payable	60,684	63,343
Accrued liabilities	51,691	43,401
Current operating lease liabilities	6,276	6,481
Income taxes payable	4,795	2,564
Deferred revenue	50,732	43,236
Total current liabilities	194,204	177,287

Long-term debt	134,972	160,488
Long-term operating lease liabilities	21,584	23,452
Deferred income taxes	5,923	3,637
Other noncurrent liabilities	19,547	25,058
Total liabilities	376,230	389,922

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 76,586,244 shares and 73,900,160 shares issued, respectively	766	739
Additional paid-in capital	1,120,607	1,105,135
Retained earnings	269,142	281,567
Accumulated other comprehensive loss	(89,789)	(66,031)
Treasury stock, at cost, 12,684,101 and 12,521,834 shares, respectively	(626,586)	(625,584)
Total stockholders' equity	674,140	695,826
Total liabilities and stockholders' equity	$1,050,370	$1,085,748
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2022	$747	$1,108,631	$266,999	$(77,850)	$(626,586)	$671,941
Net income	—	—	2,143	—	—	2,143
Currency translation adjustments (excluding intercompany advances)	—	—	—	(10,363)	—	(10,363)
Currency translation adjustments on intercompany advances	—	—	—	(1,576)	—	(1,576)
Issuance of common stock in connection with settlement of disputes with seller of GEODynamics, Inc.	19	10,313	—	—	—	10,332
Stock-based compensation expense	—	1,663	—	—	—	1,663
Surrender of stock to settle taxes on stock awards	—	—	—	—	—	—
Balance, September 30, 2022	$766	$1,120,607	$269,142	$(89,789)	$(626,586)	$674,140

Nine Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$739	$1,105,135	$281,567	$(66,031)	$(625,584)	$695,826
Net loss	—	—	(12,425)	—	—	(12,425)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(23,571)	—	(23,571)
Currency translation adjustments on intercompany advances	—	—	—	(187)	—	(187)
Issuance of common stock in connection with settlement of disputes with seller of GEODynamics, Inc.	19	10,313	—	—	—	10,332
Stock-based compensation expense	8	5,159	—	—	—	5,167
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,002)	(1,002)
Balance, September 30, 2022	$766	$1,120,607	$269,142	$(89,789)	$(626,586)	$674,140
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2021	$739	$1,101,959	$314,479	$(69,754)	$(625,489)	$721,934
Net loss	—	—	(13,042)	—	—	(13,042)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(3,273)	—	(3,273)
Currency translation adjustments on intercompany advances	—	—	—	(2,565)	—	(2,565)
Stock-based compensation expense	—	1,548	—	—	—	1,548
Surrender of stock to settle taxes on stock awards	—	—	—	—	(95)	(95)
Adoption of ASU 2020-06	—	—	—	—	—	—
Balance, September 30, 2021	$739	$1,103,507	$301,437	$(75,592)	$(625,584)	$704,507

Nine Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Net loss	—	—	(44,123)	—	—	(44,123)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(1,649)	—	(1,649)
Currency translation adjustments on intercompany advances	—	—	—	(2,558)	—	(2,558)
Stock-based compensation expense	6	6,245	—	—	—	6,251
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,595)	(1,595)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, September 30, 2021	$739	$1,103,507	$301,437	$(75,592)	$(625,584)	$704,507
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,425)	$(44,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	51,469	62,086
Settlement of disputes with seller of GEODynamics, Inc.	620	—
Impairments of inventories	—	2,113
Impairments of fixed and lease assets	—	3,444
Stock-based compensation expense	5,167	6,251
Amortization of debt discount and deferred financing costs	1,416	1,839
Deferred income tax provision (benefit)	1,295	(10,340)
Gains on extinguishment of 1.50% convertible senior notes	(157)	(4,022)
Gains on disposals of assets	(1,538)	(3,558)
Other, net	616	325
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	(27,745)	1,112
Inventories	(18,680)	(10,767)
Accounts payable and accrued liabilities	8,873	13,708
Deferred revenue	7,496	(872)
Other operating assets and liabilities, net	2,586	3,376
Net cash flows provided by operating activities	18,993	20,572

Cash flows from investing activities:
Capital expenditures	(13,263)	(10,977)
Proceeds from disposition of property and equipment	2,211	6,160
Acquisition of business, net of cash acquired	(8,125)	—
Other, net	(168)	(511)
Net cash flows used in investing activities	(19,345)	(5,328)

Cash flows from financing activities:
Revolving credit facility borrowings	9,830	12,782
Revolving credit facility repayments	(9,830)	(31,782)
Payment of promissory note to seller of GEODynamics, Inc.	(10,000)	—
Issuance of 4.75% convertible senior notes	—	135,000
Purchases of 1.50% convertible senior notes	(6,272)	(125,952)
Other debt and finance lease repayments, net	(541)	(55)
Payment of financing costs	(81)	(7,785)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,002)	(1,595)
Net cash flows used in financing activities	(17,896)	(19,387)

Effect of exchange rate changes on cash and cash equivalents	(1,501)	(307)
Net change in cash and cash equivalents	(19,749)	(4,450)
Cash and cash equivalents, beginning of period	52,852	72,011
Cash and cash equivalents, end of period	$33,103	$67,561

Cash paid (received) for:
Interest	$4,605	$2,785
Income taxes, net	(67)	1,272
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
As further discussed in Note 12, "Commitments and Contingencies," the impact of the Coronavirus Disease 2019 ("COVID-19") pandemic and the related economic, business and market disruptions continue to evolve and their future effects remain uncertain. The actual impact of these developments on the Company will depend on numerous factors, many of which are beyond management's control and knowledge. It is therefore difficult for management to assess or predict with precision the broad future effect of this health crisis on the global economy, the energy industry or the Company. During 2020 and 2021, the Company recorded asset impairments, severance and restructuring charges in response to these developments as further discussed in Note 3, "Asset Impairments and Other Charges and Benefits." As additional information becomes available, events or circumstances change and strategic operational decisions are made by management, further adjustments may be required which could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.
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
The E-Flow transaction was accounted for using the acquisition method of accounting, based on the Company's preliminary estimates of the fair value of assets acquired (primarily long-lived intangible assets and goodwill) and liabilities assumed in the acquisition. E-Flow's results of operations have been included in the Company's consolidated financial statements and have been reported within the Offshore/Manufactured Products segment subsequent to the closing of the acquisition.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.    Asset Impairments and Other Charges and Benefits
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
In this regard, during the first nine months of 2021, the Company continued its restructuring efforts, closed additional facilities in the United States and continued to assess the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
First quarter 2021
Impairments of fixed assets (Note 4)	$—	$650	$—	$—	$650	$137	$513
Severance and restructuring costs	282	1,306	275	1,555	3,418	717	2,701

Second quarter 2021
Impairments of operating lease assets (Note 4)	$—	$2,794	$—	$—	$2,794	$587	$2,207
Severance and restructuring costs	—	2,351	203	—	2,554	536	2,018

Third quarter 2021
Impairment of inventories (Note 4)	$—	$—	$2,113	$—	$2,113	$444	$1,669
Severance and restructuring costs	256	352	129	—	737	154	583
Additionally, during the three and nine months ended September 30, 2021, the Company recognized $1.2 million and $8.8 million, respectively, in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") employee retention credit program.
In August 2022, the Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million (net of legal and other related costs) in the third quarter of 2022, which is included in other operating income, net.
Should, among other events and circumstances, the ongoing war between Russia and Ukraine escalate or spread, global economic and industry conditions deteriorate, the COVID-19 pandemic-induced business, supply chain and market disruptions worsen, the outlook for future operating results and cash flow for any of the Company's segments decline, income tax rates increase or regulations change, climate and environmental regulations or rules change, costs of equity or debt capital increase, valuation for comparable public companies or comparable acquisition valuations decrease, or management implements strategic decisions based on industry conditions, the Company may need to recognize additional impairment losses and/or incur other costs in future periods.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2022 and December 31, 2021 is presented below (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net:
Trade	$145,949	$116,434
Unbilled revenue	23,412	24,389
Contract assets	36,752	39,755
Other	7,564	9,973
Total accounts receivable	213,677	190,551
Allowance for doubtful accounts	(4,399)	(4,471)
	$209,278	$186,080

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	September 30, 2022	December 31, 2021
Deferred revenue (contract liabilities)	$50,732	$43,236
As of September 30, 2022, accounts receivable, net in the United States and the United Kingdom represented 75% and 12%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of September 30, 2022.
For the nine months ended September 30, 2022, the $3.0 million net decrease in contract assets was attributable to $30.4 million transferred to accounts receivable, which was partially offset by $27.6 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $7.5 million in the first nine months of 2022, reflecting $22.7 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $14.8 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Allowance for doubtful accounts – January 1	$4,471	$8,304
Provisions	1,237	20
Write-offs	(1,581)	(2,200)
Other	272	136
Allowance for doubtful accounts – September 30	$4,399	$6,260

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2022	December 31, 2021
Inventories, net:
Finished goods and purchased products	$87,542	$87,934
Work in process	29,652	24,722
Raw materials	102,120	96,357
Total inventories	219,314	209,013
Allowance for excess or obsolete inventory	(37,686)	(40,440)
	$181,628	$168,573
The Company recorded an impairment charge of $2.1 million in the third quarter of 2021 to reduce the carrying value of inventories within the Downhole Technologies segment to their estimated net realizable value based primarily on management's decision to exit a product offering.

	September 30, 2022	December 31, 2021
Property, plant and equipment, net:
Property, plant and equipment	$1,121,891	$1,151,533
Accumulated depreciation	(816,824)	(812,950)
	$305,067	$338,583
For the three months ended September 30, 2022 and 2021, depreciation expense was $11.3 million and $14.7 million, respectively. Depreciation expense was $35.9 million and $46.7 million, respectively, for the nine months ended September 30, 2022 and 2021.
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

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$149,673	$53,925	$95,748	$168,284	$66,734	$101,550
Patents/Technology/Know-how	79,769	37,747	42,022	78,821	33,151	45,670
Tradenames and other	53,956	17,544	36,412	53,708	15,179	38,529
	$283,398	$109,216	$174,182	$300,813	$115,064	$185,749
For the three months ended September 30, 2022 and 2021, amortization expense was $5.1 million and $4.9 million, respectively. Amortization expense was $15.5 million and $15.4 million for the nine months ended September 30, 2022 and 2021, respectively.

	September 30, 2022	December 31, 2021
Other noncurrent assets:
Deferred compensation plan	$18,198	$23,348
Deferred financing costs	2,093	2,674
Deferred income taxes	1,255	1,878
Other	4,751	4,989
	$26,297	$32,889

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$26,909	$20,904
Accrued taxes, other than income taxes	9,268	5,130
Insurance liabilities	4,953	6,361
Accrued interest	3,527	3,629
Accrued commissions	2,176	2,194
Other	4,858	5,183
	$51,691	$43,401
5.    Long-term Debt
As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility(1)	$—	$—
2026 Notes(2)	131,944	131,291
2023 Notes(3)	19,473	25,802
Promissory note	—	17,534
Other debt and finance lease obligations	3,581	4,123
Total debt	154,998	178,750
Less: Current portion	(20,026)	(18,262)
Total long-term debt	$134,972	$160,488
____________________
(1)Unamortized deferred financing costs of $2.1 million and $2.7 million as of September 30, 2022 and December 31, 2021, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of September 30, 2022 and December 31, 2021.
(3)The outstanding principal amount of the 2023 Notes was $19.5 million and $26.0 million as of September 30, 2022 and December 31, 2021, respectively.
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
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (the "ABL Agreement"). The ABL Agreement matures on February 10, 2025 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2023 Notes and the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the borrowing base and (b) $14.1 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of September 30, 2022, the Company had $17.6 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2022 was $79.9 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of September 30, 2022, the Company was in compliance with its debt covenants under the ABL Agreement.
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
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature in shares of the Company's common stock. As of September 30, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. As of September 30, 2022, $19.5 million principal amount of the 2023 Notes remained outstanding. The 2023 Notes bear interest at a rate of 1.50% per year and will mature on February 15, 2023, unless earlier repurchased, redeemed or converted. The initial conversion rate is 22.2748 shares of the Company's common stock per $1,000 principal amount of the 2023 Notes (equivalent to an initial conversion price of $44.89 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2023 Indenture. The Company's intent is to repay the principal amount of the 2023 Notes in cash. As of September 30, 2022, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.
The following table provides a summary of the Company's purchases of outstanding 2023 Notes during the nine months ended September 30, 2022 and 2021, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
Nine Months Ended September 30,
2022	$6,454	$6,429	$6,272	$157
2021	131,400	129,974	125,952	4,022

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc. ("GEODynamics" and the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note (the "GEO Note") that bore interest at 2.50% per annum (subject to adjustment) and was scheduled to mature on July 12, 2019. Payments due under the GEO Note were subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company asserted indemnification claims against the seller of GEODynamics (the "GEO Seller"), and the GEO Seller filed a breach of contract suit against the Company and one of its wholly-owned subsidiaries alleging that payments due under the GEO Note were required to be repaid in accordance with the terms of such note. The Company incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and as of June 28, 2022 had reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million, which was its then-current best estimate of what was owed after set-off for such indemnification matters. As further discussed in Note 12, "Commitments and Contingencies," on June 28, 2022, the Company settled its disputes with the GEO Seller, including the full and final settlement of all amounts due under the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, the Company paid the GEO Seller $10.0 million in cash, issued approximately 1.9 million shares of its common stock (having a market value of $10.3 million) and extinguished the $17.5 million carrying value of the GEO Note along with accrued interest of $2.2 million.
6.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes and 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of September 30, 2022 was $19.1 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $19.5 million. The estimated fair value of the 2026 Notes as of September 30, 2022 was $110.4 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
7.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2022 (in thousands):

Shares of common stock outstanding – December 31, 2021	61,378
Issuance of common stock to seller of GEODynamics, Inc. (Note 12)	1,910
Restricted stock awards, net of forfeitures	776
Shares withheld for taxes on vesting of stock awards	(162)
Shares of common stock outstanding – September 30, 2022	63,902
As of September 30, 2022 and December 31, 2021, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss increased from $66.0 million at December 31, 2021 to $89.8 million at September 30, 2022. For the nine months ended September 30, 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil.
During the nine months ended September 30, 2022, the exchange rate for the British pound weakened by 18% compared to the U.S. dollar while the Brazilian real strengthened by 3% compared to the U.S. dollar, contributing to other comprehensive loss of $23.8 million. During the nine months ended September 30, 2021, the exchange rate for the British pound and the Brazilian real weakened by 1% and 5%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $4.2 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.    Income Taxes
For the three months ended September 30, 2022, the Company's income tax expense was $0.8 million on a pre-tax income of $2.9 million. This compares to an income tax benefit of $3.5 million on a pre-tax loss of $16.6 million, which included certain non-deductible expenses, for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, the Company's income tax expense was $6.0 million on a pre-tax loss of $6.4 million. Income tax expense in the first nine months of 2022 was negatively impacted by valuation allowances recorded against U.S. tax assets as well as certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $9.1 million on a pre-tax loss of $53.2 million, which included certain non-deductible expenses and discrete tax items, for the nine months ended September 30, 2021.
9.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerators:
Net income (loss)	$2,143	$(13,042)	$(12,425)	$(44,123)
Less: Income attributable to unvested restricted stock awards	(41)	—	—	—
Numerator for basic net income (loss) per share	2,102	(13,042)	(12,425)	(44,123)
Effect of dilutive securities:
Unvested restricted stock awards	3	—	—	—
Numerator for diluted net income (loss) per share	$2,105	$(13,042)	$(12,425)	$(44,123)

Denominators:
Weighted average number of common shares outstanding	63,896	61,378	62,490	61,294
Less: Weighted average number of unvested restricted stock awards outstanding	(1,222)	(1,001)	(1,198)	(1,030)
Denominator for basic net income (loss) per share	62,674	60,377	61,292	60,264
Effect of dilutive securities:
Unvested restricted stock awards	2	—	—	—
Denominator for diluted net income (loss) per share	62,676	60,377	61,292	60,264

Net income (loss) per share:
Basic	$0.03	$(0.22)	$(0.20)	$(0.73)
Diluted	0.03	(0.22)	(0.20)	(0.73)
The calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2022 excluded 249 thousand shares and 287 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2021 excluded 394 thousand shares and 444 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021 due to, among other factors, the Company's share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the nine months ended September 30, 2022 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2021	388	993	358
Granted	—	788	272
Vested	—	(548)	—
Forfeited	(143)	(12)	—
Outstanding – September 30, 2022	245	1,221	630
Weighted average grant date fair value (2022 awards)		$6.50	$6.51
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards (39 thousand units as of September 30, 2022) vest at the end of a one-year period, however the underlying shares are not issued until a specified future date. Performance-based stock unit awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives. The performance objective for performance-based awards granted in 2022 and 2021 is the Company's cumulative EBITDA over a three-year period. The performance objective for outstanding awards granted in 2020 is the Company's EBITDA growth rate over a three-year period.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2022 totaled $1.7 million and $5.2 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2021 totaled $1.5 million and $6.3 million, respectively. As of September 30, 2022, there was $8.5 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three and nine months ended September 30, 2022 and 2021 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2022
Offshore/Manufactured Products(1)	$96,037	$5,072	$13,373	$1,620	$540,940
Well Site Services	60,509	6,732	2,359	4,894	205,018
Downhole Technologies	32,848	4,442	(342)	273	257,676
Corporate	—	167	(10,332)	23	46,736
Total	$189,394	$16,413	$5,058	$6,810	$1,050,370

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2021
Offshore/Manufactured Products	$69,003	$5,662	$1,764	$677	$525,894
Well Site Services	45,998	9,531	(5,250)	2,203	210,601
Downhole Technologies(2)	25,527	4,226	(5,035)	378	275,095
Corporate	—	238	(7,618)	408	80,309
Total	$140,528	$19,657	$(16,139)	$3,666	$1,091,899
________________
(1)Operating income included a $6.1 million gain on settlement of outstanding litigation against certain service providers.
(2)Operating loss included a non-cash inventory impairment charge of $2.1 million.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2022
Offshore/Manufactured Products(1)	$276,616	$15,651	$33,010	$3,093	$540,940
Well Site Services	163,500	22,059	(435)	9,360	205,018
Downhole Technologies	95,156	13,249	(3,332)	657	257,676
Corporate	—	510	(29,611)	153	46,736
Total	$535,272	$51,469	$(368)	$13,263	$1,050,370

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2021
Offshore/Manufactured Products	$206,520	$16,688	$7,645	$1,932	$525,894
Well Site Services(2)	127,604	31,641	(26,693)	7,410	210,601
Downhole Technologies(3)	77,717	13,136	(8,945)	658	275,095
Corporate	—	621	(25,526)	977	80,309
Total	$411,841	$62,086	$(53,519)	$10,977	$1,091,899
________________
(1)Operating income included a $6.1 million gain on settlement of outstanding litigation against certain service providers.
(2)Operating loss included non-cash fixed and lease asset impairment charges of $3.4 million.
(3)Operating loss included a non-cash inventory impairment charge of $2.1 million.
See Note 3, "Asset Impairments and Other Charges and Benefits," and Note 4, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits recognized in first nine months of 2022 and 2021.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Three Months Ended September 30
Major revenue categories -
Project-driven products	$38,911	$25,294	$—	$—	$—	$—	$38,911	$25,294
Short-cycle:
Completion products and services	15,036	11,544	53,928	42,714	32,848	25,527	101,812	79,785
Drilling services	—	—	6,581	3,284	—	—	6,581	3,284
Other products	8,674	7,138	—	—	—	—	8,674	7,138
Total short-cycle	23,710	18,682	60,509	45,998	32,848	25,527	117,067	90,207
Other products and services	33,416	25,027	—	—	—	—	33,416	25,027
	$96,037	$69,003	$60,509	$45,998	$32,848	$25,527	$189,394	$140,528

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Nine Months Ended September 30
Major revenue categories -
Project-driven products	$113,853	$78,494	$—	$—	$—	$—	$113,853	$78,494
Short-cycle:
Completion products and services	43,893	30,105	149,845	120,596	95,156	77,717	288,894	228,418
Drilling services	—	—	13,655	7,008	—	—	13,655	7,008
Other products	24,052	16,857	—	—	—	—	24,052	16,857
Total short-cycle	67,945	46,962	163,500	127,604	95,156	77,717	326,601	252,283
Other products and services	94,818	81,064	—	—	—	—	94,818	81,064
	$276,616	$206,520	$163,500	$127,604	$95,156	$77,717	$535,272	$411,841
Revenues from products and services transferred to customers over time accounted for approximately 63% and 63% of consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2022, the Company had $168.1 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 15% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2022, with an additional 50% recognized in 2023 and the balance thereafter.
12.    Commitments and Contingencies
During 2021 and the first nine months of 2022, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, the effects of the COVID-19 pandemic and related economic, business and market disruptions continue and the macro outlook remains uncertain. The most direct impacts that the Company continues to experience are decreased pricing for its products and services due to the timing and rate of activity increases, market pressures driving increased capital discipline by its customers, supply chain disruptions, labor market constraints and inflation in wages, materials, parts, equipment and other costs. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, further outbreaks or the emergence of new strains of the COVID-19 virus could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for the Company's products and services, as well as delays in or inability of the Company to fulfill its contractual obligations to customers, logistic constraints, increases in the Company's costs and workforce and raw material shortages. The Company continues to monitor the effect of the COVID-19 pandemic on its employees, customers, critical suppliers and other stakeholders. The ultimate duration of the COVID-19 pandemic, along with resulting governmental restrictions and related impacts on the prices of and demand for crude oil, the global economy and capital markets remains uncertain.

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
On June 28, 2022, the Company entered into a settlement agreement (the "Settlement Agreement") with the GEO Seller, related to the matters discussed above (the "Settlement"), including the full and final settlement of all amounts due pursuant to the GEO Note ($17.5 million in principal amount and accrued interest of $2.2 million outstanding as of June 28, 2022). Pursuant to the Settlement Agreement, the Company and the GEO Seller agreed to the resolution of such disputes through, among other matters: (i) the payment by the Company of $10.0 million in cash and (ii) the issuance by the Company of 1,909,722 shares of its common stock (having a market value of $10.3 million on the date of issuance). The payment and issuance of common stock were made on July 1, 2022. In connection with the execution of the Settlement Agreement, the Company recognized a non-cash settlement charge of $0.6 million in the second quarter of 2022.
In August 2022, the Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million (net of legal and other related costs) in the third quarter of 2022, which is included in other operating income, net.

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
•the impact of the ongoing military action between Russia and Ukraine, that began in February 2022, including, but not limited to, energy market disruptions, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;
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

•the cost of capital in the bank and capital markets and our ability to access them;
•our ability to protect and enforce our intellectual property rights;
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K, as well as in "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
Recent Developments
The spot price of Brent crude oil averaged $101 per barrel during the third quarter of 2022, an increase of 37% from the third quarter 2021 average. The higher commodity price environment was driven by declines in crude oil supplies, concerns over sanctions resulting from the Russian invasion of Ukraine on February 24, 2022, increased demand as the global effects of the COVID-19 pandemic moderated and slower crude oil production growth due to reduced investments by operators globally in recent years. However, crude oil prices decreased toward the end of the third quarter of 2022 from the highs reported in the second quarter of 2022 in response to, among other things, the growing risk of a global recession, which raises concerns over future demand destruction.
Brent and West Texas Intermediate ("WTI") crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2022	$100.87	$113.84	$100.71	$—	$105.00
2021	61.04	68.98	73.51	79.61	70.86
WTI Crude (per bbl)
2022	$95.18	$108.83	$93.06	$—	$98.96
2021	58.09	66.19	70.58	77.33	68.14
Henry Hub Natural Gas (per MMBtu)
2022	$4.67	$7.50	$8.03	$—	$6.74
2021	3.50	2.95	4.35	4.75	3.90
________________
(1)Source: U.S. Energy Information Administration (spot prices).

On October 21, 2022, Brent crude oil, WTI crude oil and natural gas spot prices closed at $91.82 per barrel, $85.47 per barrel and $4.45 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on October 21, 2022 was 771 rigs – slightly above the third quarter 2022 average.
In January of 2022, we completed the exit of certain non-performing service offerings within our Well Site Services segment. These service offerings generated revenues of $15.0 million in the first nine months of 2021.
During the first quarter of 2022, we recorded bad debt expense of $0.8 million related to receivables from Russia-based customers of the Offshore/Manufactured Products segment. As of September 30, 2022, we had no remaining material balance sheet exposure related to Russia.
In April of 2022, our Offshore/Manufactured Products segment acquired E-Flow Control Holdings Limited ("E-Flow"), a U.K.-based global provider of fully integrated handling, control, monitoring and instrumentation solutions. E-Flow, founded in 1988, provides a broad range of engineering, design, manufacturing, installation and commissioning services to its customers in the energy industry. The purchase price of $8.1 million (net of cash acquired) was funded with cash on-hand.
As further discussed in Note 12, "Commitments and Contingencies," on June 28, 2022, we fully settled our disputes with the seller (the "GEO Seller") of GEODynamics, Inc. ("GEODynamics"), which we acquired in 2018, including the full and final settlement of all amounts due under the GEO Note (as defined below). Pursuant to the settlement agreement, on July 1, 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock (having a market value of $10.3 million).
In August of 2022, our Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million in the third quarter of 2022.
Overview
Current and expected future pricing for WTI crude oil, along with expectations regarding the regulatory environment in the regions that we operate in, are factors that will continue to influence our customers' willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including geopolitical conflicts (such as the direction and outcome of Russia's invasion of Ukraine), social unrest and tensions; sanctions; the perceived risk of a global economic recession; global uncertainties related to the COVID-19 pandemic; domestic or international crude oil production; changes in governmental rules and regulations; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances. Capital investment by our customers recently reached a 15-year low due to these factors and the desire to generate sustainable cash flows.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 41% of Offshore/Manufactured Products segment sales in the first nine months of 2022 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $258 million as of September 30, 2022 from $249 million as of September 30, 2021. Bookings totaled $283 million in the first nine months of 2022, yielding a book-to-bill ratio of 1.0x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2022	$265	$241	$258	$—
2021	226	214	249	260
2020	267	235	227	219
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

		Average for the
	As of October 21, 2022	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
United States Rig Count:
Land – Oil	595	581	382	543	337
Land – Natural gas and other	158	160	101	145	96
Offshore	18	20	13	18	15
	771	761	496	706	448
International Rig Count:
Land		846	739	802	679
Offshore		211	184	201	177
		1,057	923	1,003	856
		1,818	1,419	1,709	1,304
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2022, oil-directed drilling accounted for 79% of the total U.S. rig count – with the balance largely natural gas related. Due to the unprecedented decline in crude oil prices in March and April of 2020, drilling and completion activity in the United States collapsed – with the active drilling rig count declining from 790 rigs as of February 29, 2020 to a trough of 244 rigs as of August 14, 2020. From this trough, the U.S. rig count has increased to 765 rigs as of September 30, 2022. As can be derived from the table above, the average U.S. rig count for the first nine months of 2022 increased by 258 rigs, or 58%, compared to the average for the first nine months of 2021.
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

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2021 in order to understand factors, such as charges, credits and financing transactions, which may impact comparability of the selected financial data.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
Revenues:
Products	$99,743	$70,409	$29,334	$284,537	$209,892	$74,645
Services	89,651	70,119	19,532	250,735	201,949	48,786
	189,394	140,528	48,866	535,272	411,841	123,431
Costs and expenses:
Product costs	81,576	60,310	21,266	225,765	173,699	52,066
Service costs	69,723	56,897	12,826	194,294	163,450	30,844
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	151,299	117,207	34,092	420,059	337,149	82,910
Selling, general and administrative expenses	23,374	20,078	3,296	70,964	63,395	7,569
Depreciation and amortization expense	16,413	19,657	(3,244)	51,469	62,086	(10,617)
Impairments of fixed and lease assets(2)	—	—	—	—	3,444	(3,444)
Other operating income, net(3)	(6,750)	(275)	(6,475)	(6,852)	(714)	(6,138)
	184,336	156,667	27,669	535,640	465,360	70,280
Operating income (loss)	5,058	(16,139)	21,197	(368)	(53,519)	53,151

Interest expense, net	(2,637)	(2,569)	(68)	(7,947)	(7,593)	(354)
Other income, net(4)	491	2,137	(1,646)	1,892	7,917	(6,025)
Income (loss) before income taxes	2,912	(16,571)	19,483	(6,423)	(53,195)	46,772
Income tax (provision) benefit	(769)	3,529	(4,298)	(6,002)	9,072	(15,074)
Net income (loss)	$2,143	$(13,042)	$15,185	$(12,425)	$(44,123)	$31,698

Net income (loss) per share:
Basic	$0.03	$(0.22)		$(0.20)	$(0.73)
Diluted	0.03	(0.22)		(0.20)	(0.73)

Weighted average number of common shares outstanding:
Basic	62,674	60,377		61,292	60,264
Diluted	62,676	60,377		61,292	60,264
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included a non-cash inventory impairment charge of $2.1 million (in product costs) recognized in the three and nine month ended September 30, 2021.
(2)During the first nine months of 2021, we recognized non-cash impairment charges of $3.4 million to reduce the carrying value of certain fixed and operating lease assets to their estimated realizable value.
(3)In the three and nine months ended September 30, 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.
(4)During the first nine months of 2021, we recognized non-cash gains of $4.0 million in connection with our purchases of $131.4 million principal amount of our 2023 Notes.

See Note 3, "Asset Impairments and Other Charges and Benefits," Note 4, "Details of Selected Balance Sheet Accounts" and Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first nine months of 2022 and 2021.
Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three and nine months ended September 30, 2022 and 2021 is summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Variance	2022	2021	Variance
Revenues
Offshore/Manufactured Products
Project-driven products	$38,911	$25,294	$13,617	$113,853	$78,494	$35,359
Short-cycle products	23,710	18,682	5,028	67,945	46,962	20,983
Other products and services	33,416	25,027	8,389	94,818	81,064	13,754
Total Offshore/Manufactured Products	96,037	69,003	27,034	276,616	206,520	70,096
Well Site Services	60,509	45,998	14,511	163,500	127,604	35,896
Downhole Technologies	32,848	25,527	7,321	95,156	77,717	17,439
Total	$189,394	$140,528	$48,866	$535,272	$411,841	$123,431

Operating income (loss)
Offshore/Manufactured Products(1)	$13,373	$1,764	$11,609	$33,010	$7,645	$25,365
Well Site Services(2)	2,359	(5,250)	7,609	(435)	(26,693)	26,258
Downhole Technologies(3)	(342)	(5,035)	4,693	(3,332)	(8,945)	5,613
Corporate	(10,332)	(7,618)	(2,714)	(29,611)	(25,526)	(4,085)
Total	$5,058	$(16,139)	$21,197	$(368)	$(53,519)	$53,151
________________
(1)Operating income in the three and nine months ended September 30, 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers.
(2)Operating loss in the first nine months of 2021 included non-cash fixed and operating lease asset impairment charges of $3.4 million.
(3)Operating loss in the three and nine months ended September 30 2021 included a non-cash inventory impairment charge of $2.1 million.
See Note 3, "Asset Impairments and Other Charges and Benefits," and Note 4, "Details of Selected Balance Sheet Accounts," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of these and other charges and benefits recognized in the first nine months of 2022 and 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
We reported net income for the three months ended September 30, 2022 of $2.1 million, or $0.03 per share, which included a gain of $6.1 million ($4.6 million after-tax, or $0.07 per share) recognized in connection with the favorable settlement of a litigation matter. These results compare to a net loss for the three months ended September 30, 2021 of $13.0 million, or $0.22 per share. Reported third quarter 2021 results reflected the impact of Hurricane Ida, which negatively affected operations in southeast Louisiana and the Gulf of Mexico. The third quarter 2021 loss also included a non-cash inventory impairment charge of $2.1 million ($1.7 million after-tax, or $0.03 per share) and severance and restructuring costs of $0.7 million ($0.6 million after-tax, or $0.01 per share).
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions. Customer-driven activity has continued to improve since the low levels of 2020, but uncertainty remains around the willingness of operators (our customers) to invest in U.S. land-based drilling, completion and production activities given regulatory pressures and ESG considerations.
During the third quarter of 2021, we recognized an aggregate $1.2 million reduction of payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") employee retention credit program.
Revenues. Consolidated total revenues in the third quarter of 2022 increased $48.9 million, or 35%, from the third quarter of 2021.
Consolidated product revenues in the third quarter of 2022 increased $29.3 million, or 42%, from the third quarter of 2021, driven primarily by higher demand for project-related connector products and increased U.S. land-based customer activity. Consolidated service revenues in the third quarter of 2022 increased $19.5 million, or 28%, from the third quarter of 2021 due primarily to higher customer spending in the United States, partially offset by the exit of certain non-performing service offerings in January 2022 (which generated revenues of $5.5 million in the third quarter of 2021). As can be derived from the following table, 62% of our consolidated revenues in the third quarter of 2022 were derived from sales of our short-cycle product and service offerings, which compares to 64% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2022 and 2021 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended September 30	2022	2021	2022	2021	2022	2021	2022	2021
Major revenue categories -
Project-driven products	$38,911	$25,294	$—	$—	$—	$—	$38,911	$25,294
Short-cycle:
Completion products and services	15,036	11,544	53,928	42,714	32,848	25,527	101,812	79,785
Drilling services	—	—	6,581	3,284	—	—	6,581	3,284
Other products	8,674	7,138	—	—	—	—	8,674	7,138
Total short-cycle	23,710	18,682	60,509	45,998	32,848	25,527	117,067	90,207
Other products and services	33,416	25,027	—	—	—	—	33,416	25,027
	$96,037	$69,003	$60,509	$45,998	$32,848	$25,527	$189,394	$140,528

Percentage of total revenue by type -
Products	76%	70%	—%	—%	83%	86%	53%	50%
Services	24%	30%	100%	100%	17%	14%	47%	50%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $34.1 million, or 29%, in the third quarter of 2022 compared to the third quarter of 2021. Cost of revenues in the third quarter of 2021 included charges totaling $2.1 million for non-cash inventory impairments. Excluding these charges, consolidated cost of revenues increased $36.2 million, or 31%, from the prior-year period.
Consolidated product costs were $81.6 million in the third quarter of 2022. This compares to consolidated product costs of $60.3 million in the third quarter of 2021, which included $2.1 million in non-cash inventory impairment charges. Excluding these charges, consolidated product costs increased $23.4 million, or 40%, from the third quarter of 2021, reflective of the reported revenue growth as well as higher material, transportation, labor and other costs. Consolidated service costs in the third quarter of 2022 increased $12.8 million, or 23%, from the third quarter of 2021, with the impact of higher customer activity levels and increased labor and other costs partially offset by the impact of the January 2022 exit of certain non-performing service offerings.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.3 million, or 16%, in the third quarter of 2022 from the third quarter of 2021 due primarily to higher performance-based incentive compensation expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.2 million, or 17%, in the third quarter of 2022 compared to the prior-year quarter, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 11, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Other Operating Income, Net. Net other operating income for the third quarter of 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore/Manufactured Products segment.
Operating Income (Loss). Our consolidated operating income was $5.1 million in the third quarter of 2022, which included the $6.1 million gain reported as other operating income, net. This compares to a consolidated operating loss of $16.1 million recognized in the third quarter of 2021, which included a $2.1 million non-cash inventory impairment charge and $0.7 million of severance and restructuring charges.
Interest Expense, Net. Net interest expense totaled $2.6 million in the third quarter of 2022, which compares to $2.6 million in the same period of 2021. Interest expense as a percentage of total debt outstanding was approximately 6% in the third quarter of 2022 and 2021.
Income Tax. For the three months ended September 30, 2022, our income tax provision was $0.8 million on pre-tax income of $2.9 million. This compares to an income tax benefit of $3.5 million on a pre-tax loss of $16.6 million for the three months ended September 30, 2021, which included certain non-deductible expenses.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive loss. Other comprehensive loss was $11.9 million in the third quarter of 2022 compared to comprehensive loss of $5.8 million in the third quarter of 2021 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended September 30, 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the third quarters of 2022 and 2021, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $27.0 million, or 39%, in the third quarter of 2022 compared to the third quarter of 2021 due primarily to increased demand for project-related connector equipment and short-cycle and military products. In addition, Hurricane Ida tempered third quarter 2021 revenues and operating income.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $13.4 million in the third quarter of 2022, compared to operating income of $1.8 million in the third quarter of 2021. This year-over-year increase was due primarily to the segment's reported revenue growth and the third quarter 2022 recognition of a $6.1 million gain in connection with the settlement of certain outstanding litigation, partially offset by the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $258 million as of September 30, 2022, with third quarter 2022 bookings of $115 million and a quarterly book-to-bill ratio of 1.2x.

Well Site Services
Revenues. Our Well Site Services segment revenues increased $14.5 million, or 32%, in the third quarter of 2022 compared to the prior-year quarter, driven by increased customer activity levels across all geographic regions, partially offset by the exit of U.S. thru-tubing service offerings in January 2022 (which generated revenues of $5.5 million in the third quarter of 2021) and the prior-year impact of Hurricane Ida, which tempered third quarter 2021 revenues and operating income.
Operating Income (Loss). Our Well Site Services segment reported operating income of $2.4 million in the third quarter of 2022, compared to an operating loss of $5.3 million in the third quarter of 2021, which included $0.4 million in severance and restructuring charges. Excluding these 2021 charges, the segment's operating income (loss) improved $7.3 million from the prior-year quarter due primarily to the segment's reported revenue growth and a $2.8 million reduction in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $7.3 million, or 29%, in the third quarter of 2022 from the prior-year period due primarily to higher customer demand for perforating and completion products in the United States.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $0.3 million in the third quarter of 2022, compared to an operating loss of $5.0 million in the prior-year period, which included a $2.1 million non-cash inventory impairment charge. Excluding this charge, our Downhole Technologies operating loss decreased $2.6 million from the prior-year period due to the reported increase in revenues, partially offset by higher material, transportation, labor and other costs.
Corporate
Corporate expenses increased $2.7 million, or 36%, in the third quarter of 2022 from the prior-year period, due primarily to higher personnel costs and performance-based incentive compensation.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
We reported a net loss for the nine months ended September 30, 2022 of $12.4 million, or $0.20 per share, which included a gain of $6.1 million ($4.6 million after-tax, or $0.07 per share) recognized in connection with the settlement of a litigation matter. These results compare to a net loss for the nine months ended September 30, 2021 of $44.1 million, or $0.73 per share, which included non-cash impairment charges of $5.6 million ($4.4 million after-tax, or $0.08 per share) associated with write-downs of fixed and lease assets, $6.7 million ($5.3 million after-tax, or $0.09 per share) of severance and restructuring costs and non-cash gains of $4.0 million ($3.2 million after-tax, or $0.05 per share) associated with extinguishment of a portion of our 2023 Notes.
Our reported results of operations reflect the negative impact of the global response to the COVID-19 pandemic, ongoing uncertainties related to future crude oil demand and supply and, to a lesser extent, supply chain disruptions. Customer-driven activity has continued to improve since the low levels of 2020, but uncertainty remains around the willingness of operators (our customers) to invest in U.S. land-based drilling, completion and production activities given regulatory pressures and ESG considerations.
During the first nine months of 2021, we recognized an aggregate $8.8 million reduction of payroll tax expense (recognized within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program.
Revenues. Consolidated total revenues in the first nine months of 2022 increased $123.4 million, or 30%, from the first nine months of 2021.
Consolidated product revenues in the first nine months of 2022 increased $74.6 million, or 36%, from the first nine months of 2021, driven primarily by increased U.S. land-based customer activity and higher demand for project-related connector product and fixed platform and deck equipment. Consolidated service revenues in the first nine months of 2022 increased $48.8 million, or 24%, from the first nine months of 2021 due primarily to higher customer spending in the United States, partially offset by the exit of certain non-performing service offerings in January 2022 (which generated revenues of $15.0 million in the first nine months of 2021). As can be derived from the following table, 61% of our consolidated revenues in the first nine months of 2022 were derived from sales of our short-cycle product and service offerings, which compares to 61% in the same period last year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Nine Months Ended September 30	2022	2021	2022	2021	2022	2021	2022	2021
Major revenue categories -
Project-driven products	$113,853	$78,494	$—	$—	$—	$—	$113,853	$78,494
Short-cycle:
Completion products and services	43,893	30,105	149,845	120,596	95,156	77,717	288,894	228,418
Drilling services	—	—	13,655	7,008	—	—	13,655	7,008
Other products	24,052	16,857	—	—	—	—	24,052	16,857
Total short-cycle	67,945	46,962	163,500	127,604	95,156	77,717	326,601	252,283
Other products and services	94,818	81,064	—	—	—	—	94,818	81,064
	$276,616	$206,520	$163,500	$127,604	$95,156	$77,717	$535,272	$411,841

Percentage of total revenue by type -
Products	74%	69%	—%	—%	84%	86%	53%	51%
Services	26%	31%	100%	100%	16%	14%	47%	49%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $82.9 million, or 25%, in the first nine months of 2022 compared to the first nine months of 2021. Cost of revenues in the first nine months of 2021 included $2.1 million of non-cash inventory impairment charges. Excluding these charges, consolidated cost of revenues increased $85.0 million, or 25%, from the prior-year period.

Consolidated product costs in the first nine months of 2022 increased $52.1 million, or 30%, compared to the first nine months of 2021, which included $2.1 million in non-cash inventory impairment charges. Excluding these charges, consolidated product costs increased $54.2 million, or 32%, from the prior-year period due to the reported revenue growth and higher material, transportation, labor and other costs. Consolidated service costs in the first nine months of 2022 increased $30.8 million, or 19%, compared to the first nine months of 2021 with the impact of higher customer activity levels and increased labor and other costs, partially offset by the impact of the January 2022 exit of certain non-performing service offerings.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $7.6 million, or 12%, in the first nine months of 2022 from the first nine months of 2021 due primarily to higher performance-based incentive compensation, professional service, bad debt and trade show expenses, partially offset by $3.7 million in severance and restructuring charges recognized in the prior-year period.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $10.6 million, or 17%, in the first nine months of 2022 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 11, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Impairments of Fixed and Lease Assets. During the first nine months of 2021, our Well Site Services segment recorded non-cash impairment charges of $3.4 million to reduce the carrying value of certain of the segment's fixed and operating lease assets to their estimated realizable value.
Other Operating Income, Net. Net other operating income for the first nine months of 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore/Manufactured Products segment.
Operating Loss. Our consolidated operating loss was $0.4 million in the first nine months of 2022, which included the $6.1 million gain reported as other operating income, net. This compares to a consolidated operating loss of $53.5 million recognized in the first nine months of 2021, which included $5.6 million of non-cash fixed and operating lease asset impairment charges and $6.7 million of severance and restructuring costs.
Interest Expense, Net. Net interest expense totaled $7.9 million in the first nine months of 2022, which compares to $7.6 million in the first nine months of 2021. Interest expense as a percentage of total debt outstanding was approximately 6% in the first nine months of 2022 and 5% in the first nine months of 2021.
Other Income, Net. Net other income for the first nine months of 2022 included a non-cash charge of $0.6 million recognized in connection with the settlement of disputes with the GEO Seller. Net other income for the first nine months of 2022 and 2021 included non-cash gains of $0.2 million and $4.0 million, respectively, recognized in connection with our purchases of our 2023 Notes.
Income Tax. For the first nine months of 2022, our income tax provision was $6.0 million on a pre-tax loss of $6.4 million. Income tax expense in the first nine months of 2022 was negatively impacted by valuation allowances recorded against U.S. deferred tax assets as well as certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $9.1 million on a pre-tax loss of $53.2 million for the first nine months of 2021, which included certain non-deductible expenses and discrete tax items.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive loss. Other comprehensive loss was $23.8 million in the first nine months of 2022 compared to comprehensive loss of $4.2 million in the first nine months of 2021 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first nine months of 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. During the first nine months of 2021, the exchange rate for the British pound and the Brazilian real weakened compared to the U.S. dollar.

Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $70.1 million, or 34%, in the first nine months of 2022 compared to the first nine months of 2021 due to increased demand for all of the segment's product and service offerings, particularly project-related connector and short-cycle products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $33.0 million in the first nine months of 2022, which included a $6.1 million gain in connection with the settlement of certain outstanding litigation. The segment reported operating income of $7.6 million in the first nine months of 2021, which included severance and restructuring costs of $0.5 million. This year-over-year increase was due primarily to the reported revenue growth and the recognition of a $6.1 million gain in connection with the settlement of litigation, partially offset by the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $258 million as of September 30, 2022 compared to $260 million as of December 31, 2021. Bookings during the first nine months of 2022 totaled $283 million, yielding a book-to-bill ratio of 1.0x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $35.9 million, or 28%, in the first nine months of 2022 compared to the same prior-year period, driven by increased U.S. customer activity levels partially offset by the exit of U.S. thru-tubing service offerings in January 2022 (which generated revenues of $15.0 million in the first nine months of 2021).
Operating Loss. Our Well Site Services segment reported an operating loss of $0.4 million in the first nine months of 2022. The segment reported an operating loss of $26.7 million in the first nine months of 2021, which included $4.0 million in severance and restructuring costs and non-cash fixed and lease asset impairment charges of $3.4 million. Excluding these 2021 charges, the segment's operating loss decreased $18.8 million compared to the same prior-year period due primarily to the segment's reported revenue growth coupled with a $6.1 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $17.4 million, or 22%, in the first nine months of 2022 from the same prior-year period due primarily to increased customer demand for perforating and completion products in the United States.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $3.3 million in the first nine months of 2022. The segment reported an operating loss of $8.9 million in the first nine months of 2021, which included a non-cash inventory impairment charge of $2.1 million and $0.6 million of severance and restructuring charges. Excluding these 2021 charges, operating loss decreased $2.9 million in the first nine months of 2022 from the prior-year period due to the reported increase in revenues, partially offset by higher material, transportation, labor and other costs.
Corporate
Operating Loss. Corporate expenses in the first nine months of 2022 increased $4.1 million, or 16%, from the first nine months of 2021 due primarily to higher personnel costs, performance-based incentive compensation and professional fees, partially offset by $1.6 million of severance costs recognized in the prior-year period.

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
Operating Activities
Cash flows from operations totaled $19.0 million during the nine months ended September 30, 2022, compared to $20.6 million generated by operations during the first nine months of 2021.
During the first nine months of 2022, $27.5 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories driven by higher activity levels. During the first nine months of 2021, $6.6 million was provided by net working capital decreases, primarily due to an increase in accounts payable and accrued liabilities, partially offset by an increase in inventories.
Investing Activities
Cash used in investing activities during the first nine months of 2022 totaled $19.3 million, compared to $5.3 million used in investing activities during the first nine months of 2021.
As discussed under "Recent Developments," we acquired E-Flow on April 14, 2022 for net cash consideration of $8.1 million.
Capital expenditures totaled $13.3 million and $11.0 million during the first nine months of 2022 and 2021, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $2.2 million and $6.2 million during the first nine months of 2022 and 2021, respectively.
We expect to spend approximately $20 million in capital expenditures during 2022. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the nine months ended September 30, 2022, net cash of $17.9 million was used in financing activities, including a cash payment of $10.0 million related to the GEO Note settlement (discussed below) and the purchase of $6.5 million principal amount of our outstanding 2023 Notes. This compares to $19.4 million of cash used in financing activities during the nine months ended September 30, 2021, including our purchases of $131.4 million principal amount of our 2023 Notes for cash totaling $126.0 million and $19.0 million of net repayments under our ABL Facility. Partially offsetting these uses in the first nine months of 2021 was our issuance of $135.0 million principal amount of our 4.75% convertible senior notes due 2026 (the "2026 Notes") yielding net cash proceeds of $130.6 million.
On June 28, 2022, we entered into a settlement agreement with the GEO Seller, which provided for the full and final settlement of all amounts due under the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock.
As of September 30, 2022, we had cash and cash equivalents totaling $33.1 million, which compared to $52.9 million as of December 31, 2021. Cash was used during the period to settle the GEO Note, fund the E-Flow acquisition, fund capital expenditures and purchase a portion of our 2023 Notes.
As of September 30, 2022, we had no borrowings outstanding under our ABL Facility, $19.5 million principal amount of our 2023 Notes outstanding, $135.0 million principal amount of our 2026 Notes outstanding and other debt of $3.6 million. Our reported interest expense included amortization of deferred financing costs of $1.4 million during the first nine months of 2022. For the first nine months of 2022, our contractual cash interest expense was $6.5 million, or approximately 5% of the average principal balance of debt outstanding.
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
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related information and risks. We are currently assessing these rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from these rules. To the extent these rules are finalized as proposed, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting or seeking more stringent conditions with respect to their investments in our customers in the energy industry and companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factor in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021 titled, "Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide." Also see the risk factor in "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q titled, "The Inflation Reduction Act of 2021 could accelerate the transition to a low carbon economy and could impose new costs on our customers' operations."
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
See Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement. As of September 30, 2022, we had $17.6 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2022 was $79.9 million, calculated based on the current borrowing base less outstanding letters of credit.
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
See Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of September 30, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between us and Wells Fargo Bank, National Association, as trustee. Computershare Trust Company, National Association, assumed the role of trustee as of March 1, 2022. Since September 2019, we have purchased a cumulative $180.5 million principal amount of the 2023 Notes for $159.0 million in cash, with $19.5 million principal amount outstanding as of September 30, 2022.
The 2023 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million.

See Note 5, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2023 Notes. As of September 30, 2022, none of the conditions allowing holders of the 2023 Notes to convert, or requiring us to repurchase the 2023 Notes, had been met.
Promissory Note. In connection with the 2018 acquisition of GEODynamics (such acquisition, the "GEODynamics Acquisition"), we issued a $25.0 million promissory note (the "GEO Note") that was scheduled to mature on July 12, 2019. Payments due under the GEO Note were subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. We asserted indemnification claims against the GEO Seller, and the GEO Seller filed a breach of contract suit against us and one of our wholly-owned subsidiaries alleging that payments due under the GEO Note were required to be repaid in accordance with the terms of such note. We incurred settlement costs and expenses of $7.5 million related to such indemnification claims and as of June 28, 2022, had reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million, which was our then-current best estimate of what was owed after set-off for indemnification matters. On June 28, 2022, we entered into a settlement agreement with the GEO Seller, including the full and final settlement of all amounts due pursuant to the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock (having a market value of $10.3 million). See Note 12, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Our total debt represented 19% and 20% of our combined total debt and stockholders' equity as of September 30, 2022 and December 31, 2021, respectively.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our product or operations. Some of these claims relate to matters occurring prior to the acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of the businesses and, in other cases, we have indemnified the buyers of businesses. In addition, the GEO Seller filed a breach of contract suit against us in federal court in August 2020, in which the GEO Seller alleged, among other contractual breaches, that it was entitled to approximately $19 million in U.S. federal income tax carryback claims we received under the provisions of the CARES Act legislation. On February 15, 2021, the GEO Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, a motion by the GEO Seller for partial summary judgement was denied by the state court. On June 28, 2022, we entered into a settlement agreement with the GEO Seller, including the full and final settlement of all amounts due under the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock (having a market value of $10.3 million).
In August of 2022, our Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for the receipt of cash totaling $6.9 million. In connection with this settlement, we recognized a gain of $6.1 million in the third quarter of 2022.
See Note 12, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements. As of September 30, 2022, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2022, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the nine months ended September 30, 2022, our reported foreign currency exchange gains were $0.3 million and are included in "Other operating expense, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $23.8 million from $66.0 million as of December 31, 2021 to $89.8 million as of September 30, 2022, due to changes in currency exchange rates. During the nine months ended September 30, 2022, the exchange rate for the British pound weakened by 18% compared to the U.S. dollar while the Brazilian real strengthened by 3% compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In February of 2022, Russian military forces invaded Ukraine and fighting between the two countries continues. While we have no operations, personnel or material assets in either country as of September 30, 2022, the outcome of this ongoing military conflict is highly unpredictable and could lead to further market and other disruptions that could adversely affect us, such as: volatility in crude oil and natural gas prices, which can adversely affect demand for our products and services; further supply chain constraints and disruptions, or increased prices for certain raw materials and component parts, such as steel and forgings, that are used in products we manufacture and other products needed by our customers in connection with their ongoing operations; instability in financial markets; higher inflation; delays or cancellations of planned projects by our customers due to rising costs; changes in currency rates; and increases in cyberattacks and espionage. As a result of this conflict, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. Such sanctions, and other measures, as well as existing and potential further responses from Russia or other countries to such sanctions, could exacerbate the foregoing risks. Any of these developments could adversely affect our business, financial condition and results of operations.
The Inflation Reduction Act of 2021 could accelerate the transition to a low carbon economy and could impose new costs on our customers' operations.
In August 2022, President Biden signed the Inflation Reduction Act of 2021 ("IRA 2022") into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the U.S. Environmental Protection Agency ("EPA"), including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers' operating costs and adversely affect their businesses, thereby reducing demand for our products and services.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2022	—	$—	—	$—
August 1 through August 31, 2022	—	—	—	—
September 1 through September 30, 2022	—	—	—	—
Total	—	$—	—
________________
(1)No shares were purchased during the three-month period ended September 30, 2022.
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

OIL STATES INTERNATIONAL, INC.

Date:	October 28, 2022	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)