Form 10-K
period 2022-12-31
OIL STATES INTERNATIONAL, INC
filed 2023-02-17
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $320,461,496.

As of February 10, 2023, the number of shares of common stock outstanding was 63,903,819.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•proposed new rules by the Securities and Exchange Commission (the "SEC") relating to the disclosure of a range of climate-related information and risks;
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
•general global economic conditions;
•global weather conditions and natural disasters, including hurricanes in the Gulf of Mexico;
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
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global provider of manufactured products and services to the energy, industrial and military sectors. Our manufactured products include highly engineered capital equipment as well as products consumed in the drilling, well construction and production of oil and natural gas. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service, defense and industrial companies. We operate through three business segments – Offshore/Manufactured Products, Well Site Services and Downhole Technologies – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the "Company" or "Oil States," or to "we," "us," "our," and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
Available Information
Our website can be found at www.oilstatesintl.com. We make available, free of charge through our website, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our proxy statement, our Registration Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information contained on our website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing we make with the SEC. The filings are also available through the SEC's website at www.sec.gov. Our Board of Directors (the "Board") has documented its governance practices by adopting several corporate governance policies. These governance policies, including our Corporate Governance Guidelines, Corporate Code of Business Conduct, Financial Code of Ethics for Senior Officers, Supplier Code of Conduct and Human Rights, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating, Governance and Sustainability Committee) may also be viewed on our website. The financial code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.
Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending, and strategic acquisitions. Our investments are focused in areas where we expect to be able to expand market share through our new and existing technology offerings and where we believe we can achieve an attractive return on our investment. As part of our long-term strategy, we continue to review business expansion, make complementary acquisitions, invest in research and development and fund organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders'

returns. For additional discussion of our business strategy, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Recent Developments
Demand for most of our products and services has increased from the lows experienced in 2020 due to the waning impact of the global response to the COVID-19 pandemic, which had adversely affected energy demand and prices. Increased capital investments by our customers, together with internal cost reduction and strict capital discipline measures and other corporate actions, have resulted in improvements in our consolidated operating results as shown below (in thousands).

	Year ended December 31,			Year-over-Year Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues	$737,706	$573,161	$638,075	$164,545	$(64,914)
Operating income (loss)	2,905	(64,792)	(534,340)	67,697	469,548
This reported growth has been tempered by the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory and market pressures around environmental, social and governance ("ESG") considerations as well as labor and supply chain constraints.
In January 2022, our Well Site Services segment exited various underperforming domestic service lines, which had generated revenues of approximately $20 million in 2021. The exit of these service lines improved our segment margins for 2022 despite tempering our reported revenue growth.
In March 2022, we recorded bad debt expense of $0.8 million related to receivables from Russia-based customers of the Offshore/Manufactured Products segment following the onset of military actions between Russia and Ukraine. As of March 31 and December 31, 2022, we had no remaining material balance sheet exposure related to Russia.
In April 2022, our Offshore/Manufactured Products segment acquired E-Flow Control Holdings Limited ("E-Flow"), a global provider of fully integrated handling, control, monitoring and instrumentation solutions. E-Flow, founded in 1988, provides a broad range of engineering, design, manufacturing, installation and commissioning services to its customers in the energy industry. The purchase price of $8.1 million (net of cash acquired) was funded with cash on-hand.
In July 2022, we paid the seller ("GEO Seller") of GEODynamics, Inc. ("GEODynamics") $10.0 million in cash and issued approximately 1.9 million shares of our common stock (having a market value of $10.3 million) to fully settle our disputes, including $19.7 million in principal and accrued interest due under a promissory note to the GEO Seller (the "GEO Note").
In August 2022, our Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for the receipt of cash totaling $6.9 million. We recognized a gain of $6.1 million in connection with this settlement.
Our Industry
We provide a broad range of products and services to our customers through each of our business segments. See Note 13, "Segments and Related Information," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2022. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly upon the willingness of our customers to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production as well as regulatory and market pressures around ESG considerations. As a result, demand for our products and services is largely sensitive to expectations regarding future crude oil and natural gas prices.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. In recent years, the global response to the COVID-19 pandemic adversely affected the economies and financial markets of many countries, resulting in an economic downturn that led to a material reduction in the level of capital spending by oil and gas companies for exploration and production activities. As a result, capital investment by our customers declined, which affected demand for and pricing of our products and services. As discussed previously, we saw significant growth and recovery during 2021 and 2022. We expect activity to improve further in 2023 as our customers benefit from higher free cash flows, which should allow them to grow their capital budgets. For additional information about activities in each of our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Demand for the products and services supplied by our Offshore/Manufactured Products segment is generally driven by both the longer-term outlook for commodity prices and changes in land-based drilling and completion activity. Over recent years, lower crude oil prices, coupled with a relatively uncertain outlook around shorter-term and possibly longer-term commodity prices, caused exploration and production companies to reevaluate their capital expenditures in regard to deepwater projects since they are expensive to drill and complete, have long lead times to first production and may be considered uneconomical relative to the risk involved. Bidding and quoting activity, along with customer orders, for deepwater projects improved in 2022 from 2021 levels, following a substantial increase in crude oil prices and associated increases in customer spending commitments. With these market improvements, we grew our backlog and related revenues in 2022.
Demand for our Well Site Services segment is primarily affected by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services segment results, are sensitive to near-term fluctuations in commodity prices, particularly West Texas Intermediate ("WTI") crude oil prices, given the shorter lead times for investment and the call-out nature of our operations in the segment.
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
Offshore/Manufactured Products
Overview
For the years ended December 31, 2022, 2021 and 2020, our Offshore/Manufactured Products segment generated approximately 52% to 54% of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, military and other energy applications, as well as certain products and services to the offshore and land-based drilling and completion markets. Products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services. In addition, we design, manufacture and market numerous other products and services used in both land and offshore drilling and completion activities and by non-oil and gas customers, including consumable downhole elastomer products used in onshore completion activities, valves and sound and vibration dampening products used in military applications. We have facilities that support our Offshore/Manufactured Products segment in Arlington, Houston and Lampasas, Texas; Houma, Louisiana; Oklahoma City and Tulsa, Oklahoma; the United Kingdom; Brazil; Singapore; Spain; India; Thailand; Vietnam; and the United Arab Emirates.
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
Products and Services
In operation for 80 years, our Offshore/Manufactured Products segment provides a broad range of products and services for use in offshore development and drilling activities. This segment also provides products for onshore oil and natural gas, defense and other industries. Our Offshore/Manufactured Products segment is dependent in part on the industry's continuing innovation and creative applications of existing technologies. To that end, we are investing in research, have been awarded select contracts and are bidding on additional projects that facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. We own various patents covering some of our technology, particularly in our connector and valve product lines.

Backlog
Offshore/Manufactured Products' backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore/Manufactured Products segment was $308 million as of December 31, 2022, compared to $260 million as of December 31, 2021 and $219 million as of December 31, 2020. We expect approximately 63% of our backlog as of December 31, 2022 to be recognized as revenue during 2023. In some instances, these purchase orders are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. Backlog cancellations have historically been insignificant, totaling $3.5 million in 2022 and $1.8 million in 2021. Additional cancellations may occur in the future, which would reduce our backlog if they occur. We believe backlog is an important indicator of future Offshore/Manufactured Products' shipments and major project revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. The offshore construction and development business is characterized by lengthy projects and a "long lead-time" order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
Regions of Operations
Our Offshore/Manufactured Products segment provides products and services to customers in the major offshore crude oil and natural gas producing regions of the world, including the U.S. Gulf of Mexico, Brazil, West Africa, the North Sea, Azerbaijan, India, Southeast Asia, China, the United Arab Emirates and Australia. In addition, we provide shorter-cycle products to customers in the land-based drilling and completion markets in the United States and, to a lesser extent, outside the United States.
Customers and Competitors
We market our products and services to a broad customer base, including end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Our main competitors in this segment include AFG Holdings, Inc., Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), NOV Inc., Oceaneering International, Inc., Sparrows Offshore Group Limited, TenarisHydril (a division of Tenaris S.A.) and W-Industries LLC.
Well Site Services
Overview
For the years ended December 31, 2022, 2021 and 2020, our Well Site Services segment generated approximately 30% to 31% of our consolidated revenue. Our Well Site Services segment includes a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States. Our completion equipment and services are used in both onshore and offshore applications throughout the drilling, completion and production phases of a well's life cycle.
Market, Services, Customers and Competitors
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

•hydraulic chokes and manifolds;
•BOP services; and
•drilling services.
As of December 31, 2022, we provided completion and drilling services through approximately 25 locations serving our customers in the United States, including the Gulf of Mexico, and international markets. Employees in our Well Site Services segment typically rig up and operate our equipment on the well site for our customers. Our equipment is primarily used during the completion and production stages of a well. We provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. We own patents or have patents pending covering some of our technology, particularly in our wellhead frac stack equipment and downhole extended-reach technology product lines. Our customers in this segment include major, independent and private oil and gas companies and other large oilfield service companies. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Competition in the Well Site Services segment is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.
Downhole Technologies
Overview
For the years ended December 31, 2022, 2021 and 2020, our Downhole Technologies segment contributed approximately 15% to 18% of our consolidated revenue. This segment is comprised of the GEODynamics business we acquired in January 2018 (the "GEODynamics Acquisition") and provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.
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

Human Capital
Employees
As of December 31, 2022, we had a total of 2,738 full-time employees – with 57% in our Offshore/Manufactured Products segment, 30% in our Well Site Services segment, 10% in our Downhole Technologies segment and 3% in our corporate headquarters. We were party to collective bargaining agreements covering fewer than 100 employees located outside the United States as of December 31, 2022. We believe we have good labor relations with our employees.
Safety
The health and safety of our employees, contractors, business partners, visitors and the communities where we work is a cornerstone of our culture, "Safety Focus from the Top." We are transparent in our communications about our health, safety and environmental ("HSE") commitment to employees, contractors, vendors, suppliers and customers. We solicit input to improve our programs and employee participation is a vital element in our success.
We establish global targets in an effort to promote HSE improvement and monitor our performance through real-time reporting. Executive management and operations personnel review incidents and loss trends on a weekly basis and we update our board of directors no less than monthly. For certain divisional and operational teams, a portion of their annual incentive compensation is linked to established safety metrics.
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
COVID-19 Response
Our dedicated employees across the globe provided essential services to the energy industry during 2020, 2021 and 2022, and will continue to do so into 2023. The COVID-19 outbreak expanded into a global pandemic in early 2020 – requiring swift and effective responses by us in order to protect the health and safety of our employees and others, as well as the communities in which we operate.
We implemented measures to enable our employees to work safely, including: adjustments to facility workflows and operating schedules; enhanced cleaning procedures; health monitoring procedures; and strict travel protocols. Additionally, when possible, we requested that employees work from home to limit social contact in support of government instructions.
Diversity
We recognize that our employees are critical to our long-term success. Our operations are global and demand a diverse workforce, which we believe provides us with a competitive advantage and allows us to better understand and communicate with a diverse population of constituents. Our strong focus on innovation necessitates an equally strong focus on technical skills and training programs, which we believe creates high performing teams that can arrive at better solutions to problems. We strive to cultivate a culture and work environment that enables us to attract, train, promote and retain a diverse group of skilled individuals who collectively enable us to safely provide quality, innovative solutions to our customers while remaining considerate of the environment and of our communities.
We strive to align our national and cultural diversity with our global operations. For example, 73% of our full-time employee base was in the United States where we generated 77% of our revenues in 2022. We have and continue to remain focused on improving gender balance across our field and manufacturing operations, technical, business and management roles. As of December 31, 2022, women made up 18% of our global workforce. Additionally, 23% of our executive and senior management roles in 2022 were held by women, including our Chief Executive Officer and President who has served in this role and as a member of our Board since 2007.
As of December 31, 2022, three (38%) of our eight Board members are women and one (13%) of our Board members is Hispanic.

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
Environmental and Occupational Health and Safety Matters
Our business operations are subject to stringent environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, tribal and local levels or by foreign governments. Numerous governmental entities, including domestically the U.S. Environmental Protection Agency ("EPA"), the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), a law enforcement agency under the U.S. Department of Justice, the U.S. Occupational Safety and Health Administration ("OSHA") and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things: (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into subsurface formations in connection with oil and natural gas drilling and production activities and well site support services; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) impose stringent regulations on the licensing or storage and use of explosives; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells or decommission offshore facilities; (vi) impose specific safety and health criteria addressing worker protection; and (vii) impose substantial liabilities for pollution resulting from drilling operations and well site support services.
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
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability, without regard to fault or the legality of the original conduct, on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
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
Additionally, there exist regional, state, tribal and local jurisdictions in the United States where we operate that also have, or are developing or considering developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where we are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate our environmental-related activities. While the legal requirements imposed in foreign countries or jurisdictions therein may be similar in form to U.S. laws and regulations, in some cases, the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly restrict, delay or cancel the permitting, development or expansion of a project or significantly increase the cost of doing business. Any failure by us to comply with these laws, regulations and regulatory initiatives or controls may result in: the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. We have incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations. However, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.
We own, lease or operate numerous properties that have been used for well site support services for many years. We also have acquired certain properties supportive of oil and natural gas activities from third parties whose actions with respect to the management and disposal or release of hydrocarbons, hazardous substances or wastes at or from such properties were not under our control prior to acquiring them. Under environmental laws and regulations such as CERCLA and RCRA, we could incur strict joint and several liability due to damages to natural resources or for remediating hydrocarbons, hazardous substances or wastes disposed of or released by prior owners or operators. Moreover, an accidental release of materials into the environment during the course of our operations may cause us to incur significant costs and liabilities. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.
Over time, both in the United States and in foreign countries, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives in the United States include the following:
•Hydraulic fracturing. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. At the federal level, the EPA asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Also in 2016, the federal Bureau of Land Management ("BLM") under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing on federal lands; however, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 rule and the 2018 final rule but appeals of one or both of those decisions are ongoing. Additionally, the Biden Administration may pursue further regulatory restrictions. In January 2021, President Biden issued an executive order suspending the issuance of new leases for exploration and production activities on federal non-Indian lands and waters, but not existing operations under valid leases, pending completion of a study of current oil and gas practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021 and a permanent injunction in August 2022, effectively halting implementation of the leasing suspension with respect to those leases canceled or postponed prior to March 24, 2021. In April 2022, the DOI reopened onshore leasing for approximately 144,000 acres of federal, non-Indian land, although this sale is presently subject to ongoing litigation. The DOI has also announced its intention to scope additional land for onshore leasing. Future actions taken by the federal government to limit the availability of new oil and gas leases would adversely impact the oil and gas industry and impact demand for our products and services. Separately, the DOI released a report on the federal oil and gas leasing program in November 2021, following a review of  the onshore and offshore federal oil and gas program. The report states an intent to modernize the federal oil and gas leasing program, and recommends reforms including, among other items: raising royalty rates and current minimum levels for bids, rentals, royalties, and bonds; revising bidding practices to avoid leasing of low potential lands; and performing more meaningful public and tribal consultations regarding the leasing and permitting processes. Several of the report recommendations require action by the Congress and cannot be implemented unilaterally by the Biden Administration and, thus, the extent to which this administration will act upon the report's recommendations cannot be predicted at this time; however, any revisions to the federal leasing or permitting process that make it more difficult for our customers to pursue operations on federal lands or waters may adversely impact demand for our products and services. Moreover, further or different constraints may be adopted by the Biden Administration in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federal lands or waters. For example, in November 2022 the BLM proposed a rule that would limit flaring from well sites on federal lands, as well as allow the delay or denial of permits if BLM finds that an operator's methane waste minimization plan is insufficient. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our oil and gas exploration and production customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.
•Induced seismicity. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In response to these concerns, regulators in some of the states in which our oil and gas exploration and production customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Oklahoma and Texas have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States such as Oklahoma and Texas have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In this regard, the Texas Railroad Commission has pursued several regulatory initiatives during the latter half of 2021 as a result of recent seismic activity in an area of the Midland Basin from northeast Ector County to southwest Martin County known as the Gardendale Seismic Response Area ("SRA"), including voluntary reductions in produced water disposals from injection wells in the Gardendale SRA, suspending injection operations of certain deep disposal wells within the Gardendale SRA, and suspending all disposal well permits to inject oil and gas waste into deep strata within the boundaries of the Gardendale SRA. More recently, in response to a December 31, 2021 earthquake some 25 miles northeast of Midland, Texas, the Texas Railroad Commission established the Stanton SRA in January 2022 as a prelude to coordinating future industry-led actions to reduce the seismic hazard in this SRA. The Oklahoma Corporation Commission has similarly suspended certain deep disposal well operations in the recent past following earthquakes of certain magnitudes in Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In countries outside of the United States where we or our customers conduct operations, there may exist similar governmental restrictions or controls over well disposal activities in an effort to limit the occurrence of induced seismicity.

•Offshore marine safety. In the United States, President Biden has placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal Outer Continental Shelf ("OCS"), although a permanent injunction against this moratorium applicable to those leases canceled or postponed prior to March 24, 2021 was obtained in August 2022. In addition, the Inflation Reduction Act of 2022 ("IRA 2022") contains provisions requiring particular offshore oil and gas lease sales under the 2017 – 2022 leasing program to proceed and the DOI has reinstated or announced plans for those sales. In July 2022, the DOI published a proposed offshore leasing program for 2023 – 2028, although the approval process is ongoing and may be subject to change or challenge. The Biden Administration may pursue further regulatory initiatives, executive actions and legislation in support of his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our oil and gas exploration and production customers with respect to their offshore operations or significantly increase financial assurances of operators for decommissioning of offshore facilities on the OCS. Our customers compliance with such new, more stringent legal requirements may result in increased costs for our customers and could adversely affect, delay or curtail new or ongoing drilling and development efforts by our customers. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities, which could significantly restrict, delay or cancel the leasing, permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore.
•Ground-level ozone standards. In 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard ("NAAQS") for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, more recently, in December 2020, the EPA (under the Trump Administration) published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and in October 2021, the EPA announced it will reconsider its December 2020 decision and is targeting to complete its reconsideration by the end of 2023. While a draft assessment released in April 2022 indicates that EPA staff have reached a preliminary conclusion that the December 2020 decision will stand, a final decision continues to not be expected until 2023. State implementation of a revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers' equipment, result in longer permitting timelines, and significantly increase our or our customers' capital expenditures and operating costs.
•Waters of the United States. There continues to be uncertainty on the federal government's applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands as the EPA and the U.S. Army Corps of Engineers ("Corps") under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration's policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Following two federal district court decisions to vacate the 2020 rule, the EPA and the Corps announced a final rule defining "waters of the United States" according to the broader pre-2015 standards and including updates to incorporate existing Supreme Court decisions, which was published in January 2023. At the same time, the Supreme Court is also expected to rule on certain aspects of the definition in 2023, and the January 2023 rule is likely to be subject to legal challenge. Therefore, the final substance of this definition and its impacts on the scope of the CWA remain uncertain at this time. To the extent that the EPA and the Corps under the Biden Administration issues any rule that expands the scope of the CWA's jurisdiction in areas where our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce the rate of production from operators.
•Climate change. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has made action on climate change a priority of his administration's agenda, and laws, such as the IRA 2022, advance numerous climate-related objectives. Moreover, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. While the Trump Administration took a number of actions to revise federal regulation of methane from the oil and natural gas sector, these actions were subsequently reversed by both the Biden Administration and Congress. In November 2021, the EPA issued a proposed rule that, if finalized, would establish the so-called Quad Ob new source and Quad Oc first-time existing source standards of performance under applicable agency regulations established at 40 C.F.R. Part 60 for methane and volatile organic compound ("VOC") emissions for the crude oil and natural gas source category new source and existing sources, respectively. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for "green well" completions. The EPA published a supplemental proposal in November 2022, which, among other items, would impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a "Super Emitter Response Program" that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, all of these regulatory actions will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements, or the expected cost to comply with such requirements, but any such increase in regulatory scope and oversight may increase compliance expenditures or mitigation costs for our or our customers' operations. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored "Paris Agreement," which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a GHG emissions reduction goal for the United States of 50% to 52% below 2005 levels by 2030. In addition, the 26th Conference of the Parties ("COP26"), resulted in multiple announcements, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. These goals were reaffirmed at the 27th Conference of the Parties ("COP27") in November 2022. While the degree and manner in which countries may implement COP26 or COP27 commitments is uncertain at this time, there is increasing political risk regarding climate change. In the United States, President Biden has issued several executive orders calling for more expansive action to address climate change and limit new oil and gas operations on federal lands or waters. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic fracturing" for more information. Other actions that may be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Additionally, the IRA 2022 was signed into law in August 2022, which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. The IRA 2022 also imposes the first-ever federal fee on the emissions of GHGs through a methane emissions charge. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Additionally, our access to capital may be impacted by climate change policies as stockholders and bondholders currently invested in carbon-intensive energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to carbon-intensive energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing their portfolios and taking steps to quantify and reduce funding to companies with carbon emissions. At COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliance of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. President Biden signed an executive order calling for the development of a climate finance plan and, separately, the U.S. Federal Reserve announced that it has joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the U.S. Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In addition, the SEC has proposed a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks, material climate-related impacts on strategy, outlook and business model, climate risk management, Scope 1 and 2 GHG emissions and Scope 3 GHG emissions under certain circumstances, and if the registrant has set them, climate-related targets and goals. The SEC missed its self-imposed October 2022 deadline for issuing a final rule, and the final rule is now expected in early 2023. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer's existing climate disclosures were misleading or deficient. Such public and private sector efforts have made and may continue to make it more difficult for certain of our customers' to secure financing for their projects, which in turn may reduce the demand for our products and services. Finally, increasing concentrations of GHG in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. For more information, see our risk factor titled "Climatic impacts could adversely impact our operations or those of our customers or suppliers."
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
Business and Operating Risks
Demand for the majority of our products and services is substantially dependent on the levels of expenditures by companies in the crude oil and natural gas industry. The global response to COVID-19, ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures has reduced the demand, and the prices we are able to charge, for our products and services. This has had and may in the future have a material adverse effect on our financial condition and results of operations.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry. The global response to COVID-19, ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures have resulted in an oversupply of many of our services and products and reduced the prices we could charge our customers for these services and products. A worsening of these conditions may result in a material adverse impact on our financial condition, results of operations and cash flows.
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
•the ongoing impact of the COVID-19 pandemic;
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
•the impact of armed hostilities involving one or more oil and natural gas producing nations;
•rapid technological change and the timing and extent of development of energy sources, including liquefied natural gas as well as solar, wind and other renewable energy sources;
•environmental and other governmental laws, regulations and executive actions; and
•U.S. and foreign tax policies, including those regarding tariffs and duties.
In response to lower oil prices in 2020 and 2021, many of our customers materially reduced or delayed their capital spending, which reduced the demand for our products and services and exerted downward pressure on the prices paid for our products and services. Any prolonged reduction in the overall level of exploration and production activities, whether resulting from changes in oil and natural gas prices or otherwise, could have an adverse effect on our equipment utilization, revenues, cash flows and profitability; our ability to obtain additional capital to finance our business and the cost of that capital; and our ability to attract and retain skilled personnel.
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
During 2021 and 2022, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. While the prices of and demand for crude oil have recovered, further outbreaks or the emergence of new strains of the COVID-19 virus could result in the reimposition of domestic and international regulations directing individuals to stay at home, limiting travel, requiring facility closures and imposing quarantines. Widespread implementation of these or similar restrictions could result in commodity price volatility, reduced demand for our products and services, as well as delays in or inability to fulfill our contractual obligations to customers, logistic constraints, increases in our costs, and workforce and raw material shortages. The effects of the COVID-19 pandemic and related economic, business and market disruptions thus could continue and adversely affect us.

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
The oil and gas industry has historically experienced periods of consolidation which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.
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
We believe that our success depends upon our ability to employ and retain key personnel with both technical and business expertise. As observed in the U.S. shale play regions such as the Permian Basin in recent years, during periods of increased activity, the demand for such personnel is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, we are forced to reduce headcount, freeze or reduce wages, and implement other cost-saving measures which could lead skilled personnel to migrate to other industries. Other opportunities in our industry and market interest in ESG and alternative energy sources may also make it more difficult for us to attract and retain employees who may feel it necessary to exit our business in favor of such other opportunities. The loss of key personnel to competitors or companies in other industries could adversely affect us.
If we do not develop new competitive technologies and products, our business and revenues may be adversely affected.
The market for our products and services is characterized by continual technological developments to provide better performance in increasingly greater depths, higher pressure levels and harsher conditions. If we are unable to design, develop and produce commercially competitive products in a timely manner in response to changes in technology, our business and revenues will be adversely affected. Many of our competitors are large multinational companies that may have significantly greater financial resources than we have, and they may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do. In addition, competitors or customers may develop new technologies, which address similar or improved solutions to our existing technology. Additionally, the development and commercialization of new products and services requires substantial expenditures and we may not have access to needed capital at attractive rates or at all due to our financial condition, disruptions of the bank or capital markets, or other reasons beyond our control to continue these activities. Should our technologies become the less attractive solution, our operations and profitability would be negatively impacted.

Our business and results of operations could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.
We may experience various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure, or third-party facilities and infrastructure; and threats from terrorist acts. Although we devote significant resources to protect the information systems and data we rely on in our business, cybersecurity attacks in particular are evolving and include, use of phishing/ransomware attacks and fraudulent domain names/websites, among others, which increased following the outbreak of COVID-19 in 2020. While we utilize various procedures and controls to monitor these security threats and mitigate our exposure to such threats and other disruptions, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information (including our intellectual property, and employee and customer data), critical infrastructure, personnel or capabilities, essential to our operations, and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.
We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us, could adversely affect our results of operations.
While no customer accounted for more than 10% of our consolidated revenues in 2022, 2021 or 2020, the loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our trade receivables.
As a result of our industry concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. Many of our customers finance their activities through cash flow from operations, the incurrence of debt, or the issuance of equity. In 2020 and 2021, many of our customers experienced substantial reductions in their cash flows from operations, and some experienced liquidity shortages, lack of access to capital and credit markets, a reduction in borrowing bases under reserve-based credit facilities and other adverse impacts to their financial condition. These conditions caused a number of our customers to claim bankruptcy protection. The inability, or failure of, our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
In February 2022, Russian military forces invaded Ukraine and fighting between the two countries continues. While we have no operations, personnel or material assets in either country as of December 31, 2022, the outcome of this ongoing military conflict is highly unpredictable and could lead to further market and other disruptions that could adversely affect us, such as: volatility in crude oil and natural gas prices, which can adversely affect demand for our products and services; further supply chain constraints and disruptions, or increased prices for certain raw materials and component parts, such as steel and forgings, that are used in products we manufacture and other products needed by our customers in connection with their ongoing operations; instability in financial markets; higher inflation; delays or cancellations of planned projects by our customers due to rising costs; changes in currency rates; and increases in cyberattacks and espionage. As a result of this conflict, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. Such sanctions, and other measures, as well as existing and potential further responses from Russia or other countries to such sanctions, could exacerbate the foregoing risks. Any of these developments could adversely affect our business, financial condition and results of operations.
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
For example, see Note 15, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for a discussion of certain unanticipated issues and claims that arose following the GEODynamics Acquisition.
Climate events could adversely impact our operations or those of our customers or suppliers.
Severe weather events in the areas in which we or our customers or suppliers operate, such as hurricanes, floods and prolonged periods of cold weather, whether from climate change or otherwise, can cause disruptions and, in some cases, delays in, or suspension of, our operations and those of our customers or suppliers. Seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain and Northeast regions of the United States, where severe winter weather conditions occur, can also restrict our operations and those of our customers or suppliers. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Many forecasters also believe that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns, which could have an adverse effect on our or our customers' or suppliers' operations. These climatic developments have the potential to also cause physical damage to our assets or delays to our supply chains, which may have an adverse effect on our operations.
Any unusual or prolonged severe weather or increased frequency thereof in our or customers' areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition. Adverse climate events could also affect our third-party suppliers, which could limit their ability to provide us with the necessary products or raw materials to maintain operations of our facilities or services. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing or location of demand for energy or the products our customer produce, which may impact demand for our products and services.

Financial Risks
We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.
We rely on our liquidity to pay our operating and capital expenditures, interest and principal payments on debt, taxes and other similar costs. Historically, we have sought to finance the operation of our business primarily with cash on-hand and cash provided by operating activities, but we have also relied on capital from the bank and capital markets. The COVID-19 pandemic initially resulted in significant disruption to and volatility in the global financial markets. For companies like ours in the energy industry, this market disruption significantly impacted the value of our common stock and reduced our ability to access capital in the bank and capital markets. Further outbreaks or the emergence of new strains of the COVID-19 virus could result in the return of these conditions, which could negatively affect our liquidity and our ability to fund our operations. In addition, a recession or long-term market correction could further negatively impact the value of our common stock, our access to capital or our liquidity or ability to generate cash from operations in the near and long-term. If we are unable to access the bank and capital markets on favorable terms, or if we are not successful in raising capital at an attractive cost within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.
We may be adversely affected by the effects of inflation.
Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has and may continue to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects.
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
Some of the contracts in our backlog are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is canceled. While backlog cancellations have not been significant in the past, we incurred cancellations totaling $3.5 million and $1.8 million during 2022 and 2021, respectively. If commodity prices decline, we may incur additional cancellations or experience declines in our backlog.
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
As of December 31, 2022, goodwill and other intangible assets represented 7% and 16%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible assets of our applicable reporting units (Offshore/Manufactured Products, Completion Services and Downhole Technologies) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders' equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable.
In the first quarter of 2020, we recognized aggregate goodwill impairment charges of $406.1 million in our three reporting units due to, among other factors, the significant decline in our stock price and that of our peers and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic.
While no additional provisions for impairment were identified during our subsequent annual assessments, it is possible that we could recognize goodwill or other intangible assets impairment losses in the future if, among other factors:
•global economic and industry conditions deteriorate;
•the outlook for future profits and cash flow for any of our reporting units deteriorate as the result of many possible factors, including, but not limited to, increased or unanticipated competition, lack of technological development, reductions in customer capital spending plans, loss of key personnel or customers, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;
•costs of equity or debt capital increase further;
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
The ultimate impact of recent changes to tariffs and duties imposed by the United States and other countries is uncertain. We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continues to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase further as a result of customs, anti-dumping and countervailing duty regulations or otherwise, and we are unable to pass corresponding cost increases on to our customers, our financial position and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position and results of operations. See Note 15, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussion.

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
Although we do not directly engage in hydraulic fracturing, a material portion of our operations support many of our oil and natural gas exploration and production customers in such activities. There exists federal regulatory initiatives and various state laws and regulations that have increased, and have the potential to further increase, the regulatory burden imposed on hydraulic fracturing. Moreover, there also exists, under the Biden Administration, the potential for new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing on federal lands. The Biden Administration has taken several actions intended to suspend or limit oil and gas leasing on federal lands and waters, though these actions have been subject to legal challenge. Moreover, further or different constraints may be adopted by the Biden Administration in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federals lands or waters. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic Fracturing" for more discussion on these matters. The occurrence of any one or more of these developments with respect to hydraulic fracturing in areas where our oil and natural gas exploration and production customers operate could result in potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping, and/or plugging and abandonment. In addition, they could experience restrictions, delays or cancellations in the pursuit of production or development activities. Any of the foregoing could reduce demand for the products and services of one or more of our business segments and have a material adverse effect on our business, financial condition and results of operations.
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
Our oil and natural gas producing customers dispose of flowback water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events. In response, regulators in states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. See "Part I, Item 1. Business–Environmental and Occupational Health and Safety Matters" for more discussion on these seismicity matters. The introduction of new environmental laws and regulations related to the disposal of wastes associated with the exploration or production of hydrocarbons could limit or prohibit the ability of our customers to utilize underground injection wells. As a result, our customers may have to limit disposal well volumes, disposal rates or locations and, in some instances those customers, or third-party disposal well operators that are used by those customers to dispose of the customers' wastewater, may be obligated to shut down disposal wells, which developments could adversely affect our customers' business and result in a corresponding decrease in the need for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Imposition of laws, executive actions or regulatory initiatives to restrict, delay or cancel leasing, permitting or drilling activities in deepwaters of the United States or foreign countries may reduce demand for our services and products and have a material adverse effect on our business, financial condition, or results of operations.
A significant portion of our Offshore/Manufactured Products segment provides products and services for oil and natural gas exploration and production customers operating offshore in the deepwaters of the United States and in other countries. To a lesser extent, our Well Site Services and Downhole Technologies segments also provide equipment and services to customers operating offshore in the deepwaters of the United States and in other countries. President Biden has issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risks across government agencies and economic sectors. President Biden may pursue additional executive orders, new legislation and regulatory initiatives to further implement his regulatory agenda beyond the IRA 2022. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations in offshore oil and natural gas exploration and production activities, such as the Biden Administration's suspension of the issuance of authorizations for oil and gas activities. See "Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters" for more discussion on deepwater regulatory matters.
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
Our business activities present risks of incurring significant environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons, because of air emissions and wastewater discharges related to our operations, and due to historical industry operations and waste disposal practices. Additionally, private parties, including the owners or operators of properties upon which we perform services and facilities where our wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property or natural resource damages. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by prior owners or operators of properties or other third parties. Remedial costs and other damages, including natural resources damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our liquidity, results of operations and financial condition. We may not be able to recover some or any of these costs from insurance.

We could incur significant costs in complying with stringent occupational health and safety requirements.
We are subject to stringent federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the Offshore Manufactured Products, Well Site Services and Downhole Technologies business segments. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. See "Part I. Item I. Business – Environmental and Occupational Health and Safety Matters" for more discussion on these matters.
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
The adoption and implementation of new or more stringent international, federal or state executive actions, legislation, regulations or regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels. Such legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, financial, reputational and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels), and government grants, incentives and subsidies such as those contained in the IRA 2022, could reduce demand for hydrocarbons, and therefore demand for our products and services, which would lead to a reduction in our revenues.
The ESA, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers' operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers' ability to develop new oil and natural gas wells.
In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act ("MBTA"). The U.S. Fish and Wildlife Service ("FWS") under former President Trump issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions "directed at" migratory birds, their nests, or their eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration's rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling and completion activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling and completion activities in certain areas or require the implementation of expensive mitigation measures.

Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA. For example, the FWS recently published a rule listing two distinct population segments of the lesser prairie-chicken under the ESA, a species found in some states where we operate, including Texas, Oklahoma and Colorado. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers' operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.
Increasing attention to ESG matters may impact our business.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers' hydrocarbon products and our services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets, or ability to attract and retain a talented workforce. Increasing attention to climate change, for example, may result in demand shifts for our customers' hydrocarbon products and additional governmental investigations and private litigation against those customers.
Our Board of Directors' Nominating, Governance and Sustainability Committee is responsible for overseeing and managing our ESG initiatives. Committee members review the implementation and effectiveness of our ESG programs and policies. Through end-of-year 2022, we have sought to strengthen our ESG performance through certain voluntary operational strategies, including, for example (i) pursuing a goal to reduce GHG emissions generated by us; (ii) seeking to co-locate certain of our facilities and common processes, where feasible, to minimize our GHG emission impacts; (iii) pursuing the implementation of alternative energy systems (for example, solar power) at certain of our facilities, where applicable; (iv) seeking to identify and select low-impact energy providers, where geographically available; (v) evaluating the addition of an onboard system for our trucks that would link to integral vehicle systems to reduce vehicle idling time on work locations; and (vi) purchasing alternative fueled vehicles to reduce carbon-based emissions and improved technology offerings, as fleet replacements occur from time to time, among others. Despite our governance, however, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them within a specific timeframe or across all operational assets. Moreover, we note that even with our governance oversight in place, we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related strategies and goals. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers' operations.
In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge is scheduled to start in 2024 at $900 per ton of methane, increase to $1,200 in 2025, and increase to $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers' operating costs and adversely affect their businesses, thereby reducing demand for our products and services.
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
Well Site Services – Houston, Kilgore, Midland, and Orange Grove, Texas; New Iberia and Houma, Louisiana; Oklahoma City, Oklahoma; Canonsburg, Towanda and Watsontown, Pennsylvania; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington in the United States; and Red Deer, Alberta, Canada.
Downhole Technologies – Nunn, Colorado; Millsap, Fort Worth, Pleasanton and Midland, Texas; and Clearfield, Pennsylvania in the United States; and Aberdeen, Scotland.
Our principal corporate offices are located in Houston, Texas.
We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon the expiration of our current lease terms.
Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 15, "Commitments and Contingencies," of the Consolidated Financial Statements included in this Annual Report on Form 10‑K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our authorized common stock consists of 200,000,000 shares of common stock. There were 63,903,819 shares of common stock outstanding as of February 10, 2023. The approximate number of record holders of our common stock as of February 10, 2023 was 200. Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "OIS".
We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and our ABL Facility limits the payment of dividends. For additional discussion of such restrictions, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant.
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on our common stock relative to the cumulative total returns of the Standard & Poor's 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of our peer group, and a customized peer group of thirteen, with the individual companies listed in footnote (2) below. The graph and chart show the value at the dates indicated of $100 invested as of December 31, 2017 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Oil States specifically incorporates it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index and our Peer Group(2)

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Oil States International, Inc.
Peer Group
S&P 500
PHLX Oil Service Sector

	2017	2018	2019	2020	2021	2022
Oil States International, Inc.	$100.00	$50.46	$57.63	$17.74	$17.56	$26.36
Peer Group(2)	$100.00	$56.97	$56.70	$32.77	$34.41	$57.78
PHLX Oil Service Sector	$100.00	$54.78	$54.48	$31.56	$38.10	$61.53
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
____________________
(1)$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.
(2)The thirteen companies included in our customized peer group are: Archrock, Inc., Core Laboratories N.V., Dril-Quip, Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Newpark Resources, Inc., NexTier Oilfield Solutions Inc., Oceaneering International, Inc., RPC, Inc., Select Energy Services, Inc., and TETRA Technologies, Inc.
Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2022	—	$—	—	$—
November 1 through November 30, 2022	—	—	—	—
December 1 through December 31, 2022	—	—	—	—
Total	—	$—	—
____________________
(1)No shares were purchased during the three-month period ended December 31, 2022.
(2)On February 16, 2023, our Board of Directors approved a share repurchase program of up to $25.0 million, which extends for two years.
Item 6. [Reserved]
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in "Part II Item 8 Financial Statements and Supplementary Data." This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in "Part I, Item 1A. Risk Factors." You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credit and financing transactions, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore/Manufactured Products, Well Site Services and Downhole Technologies segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers' willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers' capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, making demand for our products and services sensitive to expectations regarding future crude oil and natural gas prices, as well as economic growth, commodity demand and estimates of resource production and regulatory pressures related to ESG considerations.

Recent Developments
Demand for oil and natural gas has increased steadily from the lows experienced in 2020 as the impact of the global response to the COVID-19 pandemic continues to wane, with commodity prices also driven by declines in crude oil supplies, concerns over sanctions resulting from the Russian invasion of Ukraine and slower crude oil production growth due to reduced investments by operators globally in recent years.
The spot price of Brent crude oil averaged $101 per barrel during 2022, an increase of 43% from the 2021 average, but crude oil prices decreased toward the end of the third quarter and through the fourth quarter of 2022 in response to, among other things, the growing risk of a global recession, which raised concerns over future crude oil demand destruction, and expanding commodity inventories.
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2022	$100.87	$113.84	$100.71	$88.77	$100.99
2021	61.04	68.98	73.51	79.61	70.86
WTI Crude (per bbl)
2022	$95.18	$108.83	$93.06	$82.79	$94.90
2021	58.09	66.19	70.58	77.33	68.14
Henry Hub Natural Gas (per MMBtu)
2022	$4.67	$7.50	$8.03	$5.55	$6.45
2021	3.50	2.95	4.35	4.75	3.90
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On February 10, 2023, Brent crude oil, WTI crude oil and natural gas spot prices closed at $85.46 per barrel, $79.74 per barrel and $2.37 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on February 10, 2023 was 761 rigs – slightly below the fourth quarter 2022 average.
In January 2022, we exited various underperforming domestic service lines within our Well Site Services segment. These service offerings generated revenues of approximately $20 million in 2021. The exit of these service lines improved our segment margins for 2022 despite tempering our reported revenue growth.
In March 2022, we recorded bad debt expense of $0.8 million related to receivables from Russia-based customers of our Offshore/Manufactured Products segment. As of March 31 and December 31, 2022, we had no remaining material balance sheet exposure related to Russia.
In April 2022, our Offshore/Manufactured Products segment acquired E-Flow, a global provider of fully integrated handling, control, monitoring and instrumentation solutions. E-Flow, founded in 1988, provides a broad range of engineering, design, manufacturing, installation and commissioning services to its customers in the energy industry. The purchase price of $8.1 million (net of cash acquired) was funded with cash on-hand.
In July 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock (having a market value of $10.3 million) to fully settle our disputes, including $19.7 million in principal and accrued interest due under the GEO Note.
In August 2022, our Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for the receipt of cash totaling $6.9 million. We recognized a gain of $6.1 million in connection with this settlement.
Overview
Current and expected future pricing for WTI crude oil, along with expectations regarding the regulatory environment in the regions in which we operate, are factors that will continue to influence our customers' willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.

Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts (such as the direction and outcome of Russia's invasion of Ukraine) and international tensions; sanctions; the perceived risk of a global economic recession; global uncertainties related to the COVID-19 pandemic; domestic or international crude oil production; changes in governmental rules and regulations; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances. Capital investment by our customers temporarily declined due to these factors and the desire to generate sustainable cash flows.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research, have been awarded select contracts and are bidding on additional projects that facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 41% of Offshore/Manufactured Products segment sales in 2022 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $308 million as of December 31, 2022 from $260 million as of December 31, 2021. Bookings totaled $435 million in 2022, yielding a book-to-bill ratio of 1.1x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2022	$265	$241	$258	$308
2021	226	214	249	260
2020	267	235	227	219
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

	As of February 10, 2023	Average for the
		Year Ended December 31,
		2022	2021
United States Rig Count:
Land – Oil	589	557	365
Land – Natural gas and other	152	148	98
Offshore	20	18	15
	761	723	478
International Rig Count:
Land		821	707
Offshore		205	179
		1,026	886
		1,749	1,364
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2022, oil-directed drilling accounted for 80% of the total U.S. rig count – with the balance largely natural gas related. As can be derived from the table above, the average U.S. rig count for 2022 increased by 245 rigs, or 51%, compared to the average for 2021.
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

Selected Financial Data
This selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in order to understand factors, such as charges, credits and financing transactions, which may impact the comparability of the selected financial data.
Consolidated Results of Operations
The following summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	Variance
Revenues:
Products	$385,564	$299,293	$86,271
Services	352,142	273,868	78,274
	737,706	573,161	164,545
Costs and expenses:
Product costs	307,371	246,589	60,782
Service costs	271,185	223,807	47,378
Cost of revenues (exclusive of depreciation and amortization expense presented below)(1)	578,556	470,396	108,160
Selling, general and administrative expenses	96,038	83,692	12,346
Depreciation and amortization expense	67,334	80,741	(13,407)
Impairments of fixed and lease assets(2)	—	4,166	(4,166)
Other operating income, net(3)	(7,127)	(1,042)	(6,085)
	734,801	637,953	96,848
Operating income (loss)	2,905	(64,792)	67,697

Interest expense, net	(10,280)	(10,170)	(110)
Other income, net(4)	3,315	1,628	1,687
Loss before income taxes	(4,060)	(73,334)	69,274
Income tax (provision) benefit	(5,480)	9,341	(14,821)
Net loss	$(9,540)	$(63,993)	$54,453

Net loss per share:
Basic	$(0.15)	$(1.06)
Diluted	(0.15)	(1.06)

Weighted average number of common shares outstanding:
Basic	61,638	60,293
Diluted	61,638	60,293
________________
(1)Cost of revenues (exclusive of depreciation and amortization expense) included non-cash inventory impairment charges of $3.6 million ($2.1 million in product costs and $1.5 million in service costs) recognized in 2021.
(2)During 2021, we recognized non-cash impairment charges of $4.2 million to reduce the carrying value of certain fixed and operating lease assets to their estimated realizable value.
(3)During 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation.
(4)During 2021, we recognized a non-cash foreign currency loss of $9.3 million associated with the reclassification of unrealized foreign currency translation adjustments which were released upon the liquidation of an international operation and non-cash gains of $4.0 million in connection with our purchases of $131.4 million principal amount of our 1.50% Convertible Senior Notes Due 2023 (the "2023 Notes").
See Note 4, "Asset Impairments and Other Charges and Benefits," Note 5, "Details of Selected Balance Sheet Accounts" and Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these and other charges and benefits recognized in 2022 and 2021.

Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the years ended December 31, 2022 and 2021 is summarized below (in thousands):

	Year Ended December 31,
	2022	2021	Variance
Revenues
Offshore/Manufactured Products
Project-driven products	$158,040	$122,097	$35,943
Short-cycle products	92,152	65,174	26,978
Other products and services	131,531	111,458	20,073
Total Offshore/Manufactured Products	381,723	298,729	82,994
Well Site Services	231,189	170,940	60,249
Downhole Technologies	124,794	103,492	21,302
Total	$737,706	$573,161	$164,545

Operating income (loss)
Offshore/Manufactured Products(1)	$45,268	$15,447	$29,821
Well Site Services(2)	4,865	(34,511)	39,376
Downhole Technologies(3)	(6,669)	(13,470)	6,801
Corporate	(40,559)	(32,258)	(8,301)
Total	$2,905	$(64,792)	$67,697
________________
(1)Operating income in 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation.
(2)Operating loss in 2021 included non-cash fixed and operating lease asset impairment charges of $4.2 million and inventory impairment charges of $1.5 million.
(3)Operating loss in 2021 included a non-cash inventory impairment charge of $2.1 million.
See Note 4, "Asset Impairments and Other Charges and Benefits," and Note 5, "Details of Selected Balance Sheet Accounts," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these and other charges and benefits recognized in 2022 and 2021.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
We reported a net loss for the year ended December 31, 2022 of $9.5 million, or $0.15 per share, which included a gain of $6.1 million ($4.6 million after-tax, or $0.07 per share) recognized in connection with the settlement of a litigation matter. These results compare to a net loss for the year ended December 31, 2021 of $64.0 million, or $1.06 per share. Reported results in 2021 included: non-cash impairment charges of $7.7 million ($6.1 million after-tax, or $0.10 per share) associated with write-downs of inventories and fixed and lease assets; $7.5 million ($5.9 million after-tax, or $0.10 per share) of severance and restructuring costs; a non-cash loss of $9.3 million ($9.3 million after-tax, or $0.15 per share) reclassified from other comprehensive loss upon exit of an international operation; and non-cash gains of $4.0 million ($3.2 million after-tax, or $0.05 per share) associated with convertible debt extinguishment.
Demand for most of our products and services increased throughout 2022 from the lows experienced in 2020 and 2021 due to the waning impact of the global response to the COVID-19 pandemic, which had adversely affected energy demand and prices. Increased capital investments by our customers, together with internal cost reduction and strict capital discipline measures and other corporate actions, resulted in significant improvements in our consolidated results in 2022.
During 2021, we recognized an aggregate $8.8 million reduction of payroll tax expense (recognized within cost of revenues and selling, general and administrative expense) as part of the CARES Act employee retention credit program.
Revenues. Consolidated total revenues in 2022 increased $164.5 million, or 29%, from 2021.
Consolidated product revenues in 2022 increased $86.3 million, or 29%, from 2021, driven primarily by increased U.S. land-based customer activity and higher demand for project-related connector products. Consolidated service revenues in 2022 increased $78.3 million, or 29%, from 2021 due primarily to higher customer spending in the United States, partially offset by the exit of certain non-performing service offerings in January 2022 (which generated revenues of approximately $20 million in 2021). As can be derived from the following table, 61% of our consolidated revenues in 2022 were derived from sales of our short-cycle product and service offerings, which compares to 59% in the prior year.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2022 and 2021 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Year Ended December 31	2022	2021	2022	2021	2022	2021	2022	2021
Major revenue categories -
Project-driven products	$158,040	$122,097	$—	$—	$—	$—	$158,040	$122,097
Short-cycle:
Completion products and services	60,350	41,640	210,584	160,881	124,794	103,492	395,728	306,013
Drilling services	—	—	20,605	10,059	—	—	20,605	10,059
Other products	31,802	23,534	—	—	—	—	31,802	23,534
Total short-cycle	92,152	65,174	231,189	170,940	124,794	103,492	448,135	339,606
Other products and services	131,531	111,458	—	—	—	—	131,531	111,458
	$381,723	$298,729	$231,189	$170,940	$124,794	$103,492	$737,706	$573,161

Percentage of total revenue by type -
Products	74%	71%	—%	—%	82%	85%	52%	52%
Services	26%	29%	100%	100%	18%	15%	48%	48%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $108.2 million, or 23%, in 2022 compared to 2021, which included $3.6 million of non-cash inventory impairment charges. Excluding these charges, consolidated cost of revenues increased $111.7 million, or 24%, from the prior year.
Consolidated product costs in 2022 increased $60.8 million, or 25%, compared to 2021, which included $2.1 million in non-cash inventory impairment charges. Excluding these 2021 charges, consolidated product costs increased $62.9 million, or 26%, from the prior year due to the reported revenue growth and higher material, transportation, labor and other costs. Consolidated service costs in 2022 increased $47.4 million, or 21%, compared to 2021, which included $1.5 million in non-cash inventory impairment charges. Excluding these 2021 charges, consolidated service costs increased $48.8 million, or 22%, from the prior year due to the impact of higher customer activity levels and increased labor, material and other costs, partially offset by the impact of the January 2022 exit of certain non-performing service offerings.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $12.3 million, or 15%, in 2022 from 2021 due primarily to higher performance-based incentive compensation, professional services, bad debt and trade show expenses, partially offset by $3.7 million in severance and restructuring charges recognized in 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $13.4 million, or 17%, in 2022 compared to the prior year, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 13, "Segments and Related Information," to our Consolidated Financial Statements presents depreciation and amortization expense by segment.
Impairments of Fixed and Lease Assets. During 2021, our Well Site Services segment recorded non-cash impairment charges of $4.2 million to reduce the carrying value of certain of the segment's fixed and operating lease assets to their estimated realizable value.
Other Operating Income, Net. Net other operating income for 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore/Manufactured Products segment.
Operating Income (Loss). Our consolidated operating income was $2.9 million in 2022, which included the $6.1 million gain reported as other operating income, net (discussed above). This compares to a consolidated operating loss of $64.8 million recognized in 2021, which included $7.7 million of asset impairment charges and $7.5 million of severance and restructuring costs.
Interest Expense, Net. Net interest expense totaled $10.3 million in 2022, which compares to $10.2 million in 2021. Interest expense as a percentage of total debt outstanding was approximately 6% in 2022 and 5% in 2021.
Other Income, Net. Net other income for 2022 included a non-cash charge of $0.6 million recognized in connection with the settlement of disputes with the GEO Seller and non-cash gains of $0.2 million recognized in connection with our purchases of our 2023 Notes. Net other income for 2021 included gains of $6.5 million recognized on the disposal of assets and non-cash gains of $4.0 million recognized in connection with our purchases of our 2023 Notes. These 2021 gains were offset by a $9.3 million non-cash loss associated with the reclassification of unrealized foreign currency translation adjustments to net loss upon our liquidation of an international operation, which was previously recorded as a component of other comprehensive loss within stockholders’ equity.
Income Tax. For 2022, our income tax provision was $5.5 million on a pre-tax loss of $4.1 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax benefit of $9.3 million on a pre-tax loss of $73.3 million for 2021, which included certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net loss and other comprehensive income (loss). Other comprehensive loss was $12.9 million in 2022 compared to comprehensive income of $5.4 million in 2021. With the liquidation of the international operation in 2021 noted above, we recognized other comprehensive income (resulting from the release of historical currency translation adjustments) of $9.3 million in 2021. Excluding this benefit, our reported other comprehensive loss for 2021 was $4.0 million, driven by fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar. During 2021, the exchange rate for the British pound and the Brazilian real weakened compared to the U.S. dollar.

Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $83.0 million, or 28%, in 2022 compared to 2021 due to increased demand for all of the segment's product and service offerings, particularly project-related connector and short-cycle products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $45.3 million in 2022, which included a $6.1 million gain in connection with the settlement of outstanding litigation. The segment reported operating income of $15.4 million in 2021, which included severance and restructuring costs of $0.9 million. This year-over-year increase was due primarily to the reported revenue growth and recognition of the $6.1 million gain in connection with the settlement of litigation, partially offset by the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $308 million as of December 31, 2022 compared to $260 million as of December 31, 2021. Bookings during 2022 totaled $435 million, yielding a book-to-bill ratio of 1.1x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $60.2 million, or 35%, in 2022 compared to 2021, driven by increased U.S. customer activity levels partially offset by the exit of U.S. thru-tubing service offerings in January 2022 (which generated revenues of approximately $20 million in 2021).
Operating Income (Loss). Our Well Site Services segment reported operating income of $4.9 million in 2022. The segment reported an operating loss of $34.5 million in 2021, which included $4.3 million in severance and restructuring costs, non-cash fixed and lease asset impairment charges of $4.2 million and a non-cash inventory impairment charge of $1.5 million. Excluding these 2021 charges, the segment's operating results improved by $29.5 million compared to the prior year due primarily to the segment's reported revenue growth and a $11.6 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues increased $21.3 million, or 21%, in 2022 from 2021 due primarily to increased customer demand for perforating and completion products in the United States.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $6.7 million in 2022, compared to an operating loss of $13.5 million in 2021, which included a non-cash inventory impairment charge of $2.1 million and $0.8 million of severance and restructuring charges. Excluding these 2021 charges, operating loss decreased $3.9 million in 2022 from the prior year due to the reported increase in revenues, partially offset by higher material, transportation, labor and other costs.
Corporate
Operating Loss. Corporate expenses in 2022 increased $8.3 million, or 26%, from 2021 due primarily to higher personnel costs, performance-based incentive compensation and professional fees, partially offset by $1.6 million of severance costs recognized in the prior-year period.

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
Operating Activities
Cash flows from operations totaled $32.9 million during 2022, compared to $7.2 million generated by operations during 2021.
During 2022, $34.7 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories driven by higher customer activity levels. During 2021, $17.2 million was used to fund net working capital increases, primarily due to the significant increase in activity levels in the latter part of 2021 as the global economy recovered.
Investing Activities
Net cash used in investing activities during 2022 totaled $22.7 million, compared to $6.6 million used in investing activities during 2021.
As discussed under "Recent Developments," we acquired E-Flow on April 14, 2022 for net cash consideration of $8.1 million.
Capital expenditures totaled $20.3 million and $17.5 million during 2022 and 2021, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $5.9 million and $11.5 million during 2022 and 2021, respectively.
We expect to spend approximately $25 million in capital expenditures during 2023. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During 2022, net cash of $20.3 million was used in financing activities, including a cash payment of $10.0 million related to the GEO Note settlement (discussed below) and the purchase of $8.7 million principal amount of our outstanding 2023 Notes. This compares to $19.6 million of cash used in financing activities during 2021, including our purchases of $131.4 million principal amount of our 2023 Notes for cash totaling $126.0 million and $19.0 million of net repayments under our ABL Facility. Partially offsetting these uses in 2021 was our issuance of $135.0 million principal amount of our 2026 Notes yielding net cash proceeds of $130.6 million.
On June 28, 2022, we entered into a settlement agreement with the GEO Seller, which included the full and final settlement of all amounts due under the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock.
As of December 31, 2022, we had cash and cash equivalents totaling $42.0 million, which compared to $52.9 million as of December 31, 2021. Cash was used during the period to settle the GEO Note, fund the E-Flow acquisition, fund capital expenditures and purchase a portion of our 2023 Notes.
As of December 31, 2022, we had no borrowings outstanding under our ABL Facility, $17.3 million principal amount of our 2023 Notes outstanding, $135.0 million principal amount of our 2026 Notes outstanding and other debt of $3.4 million. Our reported interest expense included amortization of deferred financing costs of $1.9 million during 2022. For 2022, our contractual cash interest expense was $8.5 million, or approximately 5% of the average principal balance of debt outstanding.
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
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related information and risks. We are currently assessing these rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from these rules. To the extent these rules are finalized as proposed, we expect that we and our customers would incur increased costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting or seeking more stringent conditions with respect to their investments in us, our customers and other companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factors in "Part I, Item 1A. Risk Factors" included in this Annual Report on Form 10-K titled, "Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide" and "The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers' operations."
Stock Repurchase Program. On February 16, 2023, the Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate.
Revolving Credit Facility. On February 10, 2021, we entered into the ABL Facility under which credit availability is subject to a borrowing base calculation. On March 16, 2021, we entered into an amendment to the ABL Facility that permitted us to incur the indebtedness represented by the 2026 Notes. On December 13, 2022, we entered into an additional technical amendment to the ABL Facility to replace the reference benchmark rate of the London Inter Bank Offered Rate (known as LIBOR) with the Secured Overnight Financing Rate (known as SOFR). This transition is not expected to materially impact our borrowing rate under the ABL Facility.
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
See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the ABL Agreement. As of December 31, 2022, we had $15.4 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of December 31, 2022 was $92.1 million, calculated based on the then current borrowing base less outstanding letters of credit.
2026 Notes. On March 16, 2021, we issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 16, 2021 (the "2026 Indenture"), between us and Computershare Trust Company, National Association, as successor trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. We used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes, with the balance added to cash on-hand.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million.
See Note 7, "Long-term Debt," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the 2026 Notes. As of December 31, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On January 30, 2018, we issued $200.0 million aggregate principal amount of the 2023 Notes pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between us and Computershare Trust Company, National Association, as successor trustee as of March 1, 2022. Since September 2019, we have purchased a cumulative $182.7 million principal amount of the 2023 Notes for $161.2 million in cash, with $17.3 million principal amount outstanding as of December 31, 2022. On February 15, 2023, the remaining outstanding 2023 Notes were fully repaid.
Promissory Note. In connection with the GEODynamics Acquisition, we issued the GEO Note that was scheduled to mature on July 12, 2019. Payments due under the GEO Note (original principal amount of $25.0 million) were subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition.

We asserted indemnification claims against the GEO Seller, and the GEO Seller filed a breach of contract suit against us alleging that payments due under the GEO Note were required to be repaid in accordance with the terms of such note. We incurred settlement costs and expenses of $7.5 million related to such indemnification claims and as of June 28, 2022, had reduced the carrying amount of such note in our consolidated balance sheet to $17.5 million, which was our then-current best estimate of what was owed after set-off for indemnification matters. On June 28, 2022, we entered into a settlement agreement with the GEO Seller, which included the full and final settlement of all amounts due pursuant to the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, we paid the GEO Seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock (having a market value of $10.3 million). See Note 15, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Our total debt represented 18% and 20% of our combined total debt and stockholders' equity as of December 31, 2022 and December 31, 2021, respectively.
Contractual Obligations. As discussed above, we believe that cash on-hand, cash flow from operations and borrowing capacity under our ABL facility will be sufficient to meet our liquidity needs in the coming twelve months. The following summarizes our more significant contractual obligations as of December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by year
	Total	2023	2024 and 2025	2026 and 2027	After 2027
Contractual obligations
ABL Facility(1)	$—	$—	$—	$—	$—
2023 Notes(2)	17,445	17,445	—	—	—
2026 Notes(3)	157,444	6,413	12,825	138,206	—
Other debt and finance lease obligations	3,430	528	1,012	1,059	831
Operating lease liabilities(4)	30,805	7,417	10,260	7,487	5,641
Purchase obligations(5)	96,113	95,391	722	—	—
Total contractual cash obligations	$305,237	$127,193	$24,819	$146,752	$6,472
____________________
(1)As of December 31, 2022, we had no borrowings outstanding under our ABL Facility. The total amount available to be drawn as of December 31, 2022 was $92.1 million.
(2)Amount represents the full principal amount of the 2023 Notes together with interest payments, which were repaid on February 15, 2023.
(3)Amount represents the full principal amount of the 2026 Notes together with cash interest payments due semi-annually.
(4)Amount represents payment obligations (including implied interest) for operating leases with an initial term of greater than twelve months. Operating lease obligations are recorded in the consolidated balance sheet as operating lease liabilities while the right-of-use assets are included within operating lease assets.
(5)Our purchase obligations primarily relate to open purchase orders.
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
In August 2022, our Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for the receipt of cash totaling $6.9 million. In connection with this settlement, we recognized a gain of $6.1 million in the third quarter of 2022.
See Note 15, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Availability and Cost of Products. We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. The effect of these tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products as a result of tariffs, supply chain disruptions or other events, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations. See Note 15, "Commitments and Contingencies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Tax Matters. See Note 2, "Summary of Significant Accounting Policies," and Note 10, "Income Taxes," to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information with respect to tax matters.
Off-Balance Sheet Arrangements. As of December 31, 2022, we had no off-balance sheet arrangements.
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
Goodwill and Long-Lived Tangible and Intangible Assets
Our goodwill totaled $79.3 million, representing 7% of our total assets as of December 31, 2022. Our long-lived tangible assets totaled $326.9 million, representing 31% of our total assets as of December 31, 2022, and our long-lived intangible assets totaled $169.8 million, representing 16% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable and inventories.
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
December 2020, 2021 and 2022 Assessments
As of December 1, 2022, 2021 and 2020, we had only one reporting unit – Offshore/Manufactured Products – with a goodwill balance remaining. We performed our annual quantitative assessments of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount at each date and no additional impairments were required in any period.
The valuation techniques used in these annual assessments were consistent with those used during our interim March 31, 2020 assessment for the Offshore/Manufactured Products reporting unit. The discount rate used to value the reporting unit as of December 1, 2020, 2021 and 2022 was 15.3%, 14.5% and 15.0%, respectively. The estimated returns required by market participants decreased in our 2020, 2021 and 2022 annual assessments from the March 31, 2020 assessment given improvements in the global economy and financial markets. Holding all other assumptions and inputs used in the discounted cash flow analysis constant, a 100 basis point increase in the discount rate assumption for the Offshore/Manufactured Products reporting unit would not result in a goodwill impairment in any period.

As of December 31, 2022, our market capitalization was $477 million, or $213 million below our stockholder's equity carrying value.
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
During 2021 and 2020, we recognized non-cash long-lived asset impairment charges totaling $4.2 million and $12.4 million, respectively, to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value.
No indicators of impairment were identified in 2022 that would indicate that the carrying values of our long-lived tangible and intangible assets are not recoverable. Accordingly, no additional impairment losses were recorded. However, management actions or industry cyclicality and downturns may result in future changes to our estimates of projected operating cash flows, or their timing, and could potentially cause future impairment to the values of our long-lived assets, including finite-lived intangible assets.
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
Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 35%, 35% and 38% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 65%, 65% and 62% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
Accounting for Contingencies
We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate such liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded in an amount estimated to cover the expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in such matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include income taxes, litigation, insurance claims, and contractual claims and obligations.
Income Taxes
We follow the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.
As of December 31, 2022, our total investment, including earnings and profits, in foreign subsidiaries (except for our Canadian operations) is considered to be permanently reinvested outside the United States. We account for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
We record a valuation allowance in the reporting period when we believe that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws, available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income, assessment of future business and tax planning strategies. During 2022, 2021 and 2020, we recorded valuation allowances primarily with respect to foreign and U.S. state net operating loss ("NOL") carryforwards.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk refers to the potential losses arising from changes in interest rates, foreign currency exchange rates, equity prices, and commodity prices, including the correlation among these factors and their volatility.
Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates. We enter into derivative instruments only to the extent considered necessary to meet risk management objectives and do not use derivative contracts for speculative purposes.
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2022, we had no floating-rate obligations outstanding under our ABL Facility. Use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2022, our reported foreign currency exchange losses were $0.2 million and are included in "Other operating income, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $12.9 million from $66.0 million as of December 31, 2021 to $78.9 million as of December 31, 2022, due to changes in currency exchange rates. During the year ended December 31, 2022, the exchange rate for the British pound weakened by 11% compared to the U.S. dollar while the Brazilian real strengthened by 6% compared to the U.S. dollar.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data begin on page 52 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States' internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as described below.
(b) Attestation report of the registered public accounting firm.
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this Annual Report on Form 10‑K on page 55 and is incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
There was no information required to be disclosed in a report on Form 8‑K during the fourth quarter of 2022 that was not reported on a Form 8‑K during such time.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(1)Information concerning directors, including our audit committee financial experts, appears in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, under "Election of Directors." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(2)Information with respect to executive officers appears in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, under "Executive Officers of the Registrant." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(3)Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Definitive Proxy Statement is incorporated herein by reference.
(4)Information concerning corporate governance and our code of ethics appears in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, under "Financial Code of Ethics for Senior Officers." This portion of the Definitive Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures appear in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading "Fees Paid to Ernst & Young LLP" and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits
(1)    Financial Statements: Reference is made to the index set forth on page 52 of this Annual Report on Form 10‑K.
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

3.2*	—	Fifth Amended and Restated Bylaws of Oil States International, Inc., dated as of February 16, 2023.

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S‑1, as filed with the SEC on November 7, 2000 (File No. 333‑43400)).

4.3	—
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

10.2	—
Form of Deferred Stock Award Election under the Company's Amended and Restated Equity Participation Plan. (incorporated by Reference to Exhibit 10.2 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022 (File No. 001‑16337)).

10.3	—
Form of Deferred Stock Grant Notice and Agreement under the Company's Amended and Restated Equity Participation Plan. (incorporated by Reference to Exhibit 10.3 to the Company's Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022 (File No. 001‑16337)).

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

10.9*	—
Second Amendment to Credit Agreement, dated December 13, 2022, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association as Agent.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2023.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 17, 2023.

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

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

Goodwill Impairment Assessment – Offshore/Manufactured Products
Description of the Matter
At December 31, 2022, the Company's goodwill in the Offshore/Manufactured Products reporting unit was $79.3 million. As discussed in Note 2 to the consolidated financial statements, goodwill is assessed for impairment annually (as of December 1) and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. The Company performed its annual quantitative assessment of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount and no impairment was required.
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
To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions discussed herein. For example, we compared the revenue growth rate in the prospective financial data used by management to external forecasted spending trends in the industry, analysts' forecasted commodity prices and historical performance. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in the evaluation of the fair value methodology and the discount rate assumption in the fair value estimate. We further tested the completeness and accuracy of the underlying data used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Houston, Texas
February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oil States International, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes, and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
February 17, 2023

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Products	$385,564	$299,293	$331,272
Services	352,142	273,868	306,803
	737,706	573,161	638,075

Costs and expenses:
Product costs	307,371	246,589	287,615
Service costs	271,185	223,807	274,190
Cost of revenues (exclusive of depreciation and amortization expense presented below)	578,556	470,396	561,805
Selling, general and administrative expense	96,038	83,692	94,102
Depreciation and amortization expense	67,334	80,741	98,543
Impairments of goodwill	—	—	406,056
Impairments of fixed and lease assets	—	4,166	12,447
Other operating income, net	(7,127)	(1,042)	(538)
	734,801	637,953	1,172,415
Operating income (loss)	2,905	(64,792)	(534,340)

Interest expense	(10,571)	(10,328)	(14,259)
Interest income	291	158	390
Other income, net	3,315	1,628	13,880
Loss before income taxes	(4,060)	(73,334)	(534,329)
Income tax (provision) benefit	(5,480)	9,341	65,946
Net loss	$(9,540)	$(63,993)	$(468,383)

Net loss per share:
Basic	$(0.15)	$(1.06)	$(7.83)
Diluted	(0.15)	(1.06)	(7.83)

Weighted average number of common shares outstanding:
Basic	61,638	60,293	59,812
Diluted	61,638	60,293	59,812
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(9,540)	$(63,993)	$(468,383)

Other comprehensive income (loss):
Currency translation adjustments	(12,977)	(4,044)	(3,750)
Release of currency translation adjustments on liquidation of an international operation	—	9,320	—
Other	67	78	111
Total other comprehensive income (loss)	(12,910)	5,354	(3,639)
Comprehensive loss	$(22,450)	$(58,639)	$(472,022)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,018	$52,852
Accounts receivable, net	218,769	186,080
Inventories, net	182,658	168,573
Prepaid expenses and other current assets	19,317	19,222
Total current assets	462,762	426,727

Property, plant, and equipment, net	303,835	338,583
Operating lease assets, net	23,028	25,388
Goodwill, net	79,282	76,412
Other intangible assets, net	169,798	185,749
Other noncurrent assets	25,687	32,889
Total assets	$1,064,392	$1,085,748

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$17,831	$18,262
Accounts payable	73,251	63,343
Accrued liabilities	49,057	43,401
Current operating lease liabilities	6,142	6,481
Income taxes payable	2,605	2,564
Deferred revenue	44,790	43,236
Total current liabilities	193,676	177,287

Long-term debt	135,066	160,488
Long-term operating lease liabilities	20,658	23,452
Deferred income taxes	6,652	3,637
Other noncurrent liabilities	18,782	25,058
Total liabilities	374,834	389,922

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 76,587,920 shares and 73,900,160 shares issued, respectively	766	739
Additional paid-in capital	1,122,292	1,105,135
Retained earnings	272,027	281,567
Accumulated other comprehensive loss	(78,941)	(66,031)
Treasury stock, at cost, 12,684,101 and 12,521,834 shares, respectively	(626,586)	(625,584)
Total stockholders' equity	689,558	695,826
Total liabilities and stockholders' equity	$1,064,392	$1,085,748
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2019	$726	$1,114,521	$797,710	$(67,746)	$(621,244)	$1,223,967
Net loss	—	—	(468,383)	—	—	(468,383)
Currency translation adjustment (excluding intercompany advances)	—	—	—	2,065	—	2,065
Currency translation adjustment on intercompany advances	—	—	—	(5,815)	—	(5,815)
Other comprehensive income	—	—	—	111	—	111
Stock-based compensation expense	7	8,424	—	—	—	8,431
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,745)	(2,745)
Balance, December 31, 2020	733	1,122,945	329,327	(71,385)	(623,989)	757,631
Net loss	—	—	(63,993)	—	—	(63,993)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(1,096)	—	(1,096)
Currency translation adjustment on intercompany advances	—	—	—	(2,948)	—	(2,948)
Release of currency translation adjustments on liquidation of an international operation	—	—	—	9,320	—	9,320
Other comprehensive income	—	—	—	78	—	78
Stock-based compensation expense	6	7,873	—	—	—	7,879
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,595)	(1,595)
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Balance, December 31, 2021	739	1,105,135	281,567	(66,031)	(625,584)	695,826
Net loss	—	—	(9,540)	—	—	(9,540)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(15,258)	—	(15,258)
Currency translation adjustments on intercompany advances	—	—	—	2,281	—	2,281
Other comprehensive income	—	—	—	67	—	67
Issuance of common stock in connection with settlement of disputes with seller of GEODynamics, Inc.	19	10,313	—	—	—	10,332
Stock-based compensation expense	8	6,844	—	—	—	6,852
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,002)	(1,002)
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(9,540)	$(63,993)	$(468,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	67,334	80,741	98,543
Impairments of goodwill	—	—	406,056
Impairments of inventories	—	3,581	31,151
Impairments of fixed and lease assets	—	4,166	12,447
Stock-based compensation expense	6,852	7,879	8,431
Amortization of debt discount and deferred financing costs	1,886	2,314	7,736
Deferred income tax provision (benefit)	2,020	(8,639)	(24,404)
Release of foreign currency translation adjustments on liquidation of an international operation	—	9,320	—
Gains on extinguishment of 1.50% convertible senior notes	(176)	(4,022)	(10,721)
Gains on disposals of assets	(2,856)	(6,472)	(2,444)
Other, net	2,066	(511)	4,668
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	(35,443)	(24,407)	63,876
Inventories	(17,364)	(10,334)	17,578
Accounts payable and accrued liabilities	18,183	17,727	(37,315)
Deferred revenue	1,554	(148)	25,549
Other operating assets and liabilities, net	(1,654)	(8)	(13)
Net cash flows provided by operating activities	32,862	7,194	132,755

Cash flows from investing activities:
Capital expenditures	(20,266)	(17,517)	(12,749)
Proceeds from disposition of property and equipment	5,877	11,527	9,601
Acquisition of business, net of cash acquired	(8,125)	—	—
Other, net	(211)	(636)	(581)
Net cash flows used in investing activities	(22,725)	(6,626)	(3,729)

Cash flows from financing activities:
Revolving credit facility borrowings	10,090	12,873	72,173
Revolving credit facility repayments	(10,090)	(31,873)	(105,104)
Payment of promissory note to seller of GEODynamics, Inc.	(10,000)	—	—
Issuance of 4.75% convertible senior notes	—	135,000	—
Purchases of 1.50% convertible senior notes	(8,450)	(125,952)	(20,078)
Other debt and finance lease repayments, net	(732)	(230)	(8,222)
Payment of financing costs	(105)	(7,791)	(1,041)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,002)	(1,595)	(2,745)
Net cash flows used in financing activities	(20,289)	(19,568)	(65,017)

Effect of exchange rate changes on cash and cash equivalents	(682)	(159)	(491)
Net change in cash and cash equivalents	(10,834)	(19,159)	63,518
Cash and cash equivalents, beginning of period	52,852	72,011	8,493
Cash and cash equivalents, end of period	$42,018	$52,852	$72,011

Cash paid (received) for:
Interest	$8,339	$6,532	$6,402
Income taxes, net	534	152	(36,766)
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
The Company operates through three business segments – Offshore/Manufactured Products, Well Site Services and Downhole Technologies – and, through its subsidiaries, is a leading provider of specialty products and services to oil and gas and industrial companies around the world. The Company operates in a substantial number of the world's active resource intensive regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
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
Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2023 Notes (as defined below) and 2026 Notes (as defined below), on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2023 Notes as of December 31, 2022 was $17.4 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $17.3 million. The estimated fair value of the 2026 Notes as of December 31, 2022 was $143.2 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
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
Goodwill
Goodwill represents the excess after impairments, if applicable, of the purchase price for acquired businesses over the allocated fair value of related net assets. In accordance with current accounting guidance, the Company does not amortize goodwill, but rather assesses goodwill for impairment annually (as of December 1) and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. In the evaluation of goodwill, each reporting unit with goodwill on its balance sheet is assessed separately using relevant events and circumstances. Management estimates the fair value of each reporting unit and compares that fair value to its recorded carrying value. Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, the total market capitalization of the Company is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded based on the excess of the carrying amount over the reporting unit's fair value. As further discussed in Note 6, "Goodwill and Other Intangible Assets," the Company recognized non-cash goodwill impairment charges of $406.1 million in the first quarter of 2020.
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
As further discussed in Note 5, "Details of Selected Balance Sheet Accounts," and Note 8, "Operating Leases," the Company recognized non-cash asset impairment charges totaling $4.2 million and $12.4 million in 2021 and 2020, respectively, to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value. No additional impairment losses were recorded during the periods presented.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expenses totaled $3.5 million, $4.4 million and $6.1 million in 2022, 2021 and 2020, respectively, and are reported within cost of revenues in the accompanying consolidated statements of operations.
Foreign Currency and Other Comprehensive Loss
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2022 and 2021, the Company had no outstanding foreign currency forward purchase contracts.
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
The Company's performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 35%, 35% and 38% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of the Company's revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 65%, 65% and 62% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of the Company's revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
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
As of December 31, 2022, the Company had $212.0 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 46% of this remaining backlog is expected to be recognized as revenue in 2023 and the balance thereafter.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.
As of December 31, 2022, the Company's total investment in foreign subsidiaries (except for its Canadian operations) is considered to be permanently reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income and assessment of future business and tax planning strategies. During 2022, 2021 and 2020, the Company recorded valuation allowances primarily with respect to foreign and U.S. state net operating loss ("NOL") carryforwards.
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
Stock-Based Compensation
The fair value of share-based payments is estimated using the quoted market price of the Company's common stock and pricing models as of the date of grant as further discussed in Note 12, "Long-Term Incentive Compensation." The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service-based awards, the Company issues performance-based awards, which are conditional based upon Company performance. Performance-based award expense, and ultimate vesting, is recognized in an amount that depends on the Company's probable achievement of specified performance objectives.
Guarantees
Some product sales in the Offshore/Manufactured Products segment are sold with an assurance warranty, generally ranging from 12 to 18 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region.
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2022, the maximum potential amount of future payments that the Company could be required to make under these guarantee

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
agreements (letters of credit) was $15.4 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity's own equity (referred to as "ASU 2020-06"). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as the Company's 1.50% convertible senior notes due 2023, be allocated between debt and equity components. As permitted under the standard, the Company adopted the guidance on January 1, 2021, using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and a $9.5 million net decrease in stockholders' equity. The effective interest rate associated with the 2023 Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%. As further discussed in Note 7, "Long-term Debt," the Company issued $135.0 million principal amount of its 4.75% convertible senior notes due 2026 on March 19, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.
3.    Acquisition
On April 14, 2022, the Company acquired E-Flow Control Holdings Limited ("E-Flow"), a U.K.-based global provider of fully integrated handling, control, monitoring and instrumentation solutions. The purchase price of $8.1 million (net of cash acquired) was funded with cash-on-hand. Under the terms of the purchase agreement, the Company may be entitled to indemnification for certain matters occurring prior to the acquisition.
The E-Flow transaction was accounted for using the acquisition method of accounting, based on the Company's estimates of the fair value of assets acquired (primarily long-lived intangible assets and goodwill) and liabilities assumed in the acquisition. E-Flow's results of operations have been included in the Company's consolidated financial statements and have been reported within the Offshore/Manufactured Products segment subsequent to the closing of the acquisition.
4.    Asset Impairments and Other Charges and Benefits
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

	Offshore/ Manufactured Products	Downhole Technologies	Well Site Services	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Goodwill (Note 6)	$86,500	$192,502	$127,054	$—	$406,056	$19,600	$386,456
Fixed assets (Note 5)	—	1,623	8,845	—	10,468	2,198	8,270
Operating lease assets (Note 8)	—	1,979	—	—	1,979	416	1,563
Inventories (Note 5)	16,249	5,921	8,981	—	31,151	5,979	25,172
Severance and restructuring costs	1,355	2,018	4,311	1,385	9,069	1,904	7,165
During 2021, the Company continued its restructuring efforts, closed additional facilities in the United States and continued to assess the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Fixed assets (Note 5)	$—	$1,372	$—	$—	$1,372	$289	$1,083
Operating lease assets (Note 8)	—	2,794	—	—	2,794	587	2,207
Inventories (Note 5)	—	1,468	2,113	—	3,581	752	2,829
Severance and restructuring costs(1)	868	4,266	809	1,555	7,498	1,573	5,925
Release of foreign currency translation adjustments on liquidation of an international operation (Note 9)	—	—	—	9,320	9,320	—	9,320
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
In August 2022, the Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million (net of legal and other related costs) in 2022, which is included in other operating income, net.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2022 and December 31, 2021 is presented below (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, net:
Trade	$145,540	$116,434
Unbilled revenue	29,679	24,389
Contract assets	42,599	39,755
Other	6,177	9,973
Total accounts receivable	223,995	190,551
Allowance for doubtful accounts	(5,226)	(4,471)
	$218,769	$186,080

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	December 31, 2022	December 31, 2021
Deferred revenue (contract liabilities)	$44,790	$43,236
As of December 31, 2022, accounts receivable, net in the United States represented 77%, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of December 31, 2022. A summary of activity in the allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020 is provided in Note 16, "Valuation Allowances."
For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company's larger project-related contracts within the Offshore/Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company's right to consideration for work completed but not billed as of December 31, 2022 and 2021 on certain project-related contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2022, the $2.8 million net increase in contract assets was attributable to $34.8 million in revenue recognized during the period, which was partially offset by $31.7 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $1.6 million in 2022, reflecting $19.0 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $17.2 million of revenue that was deferred at the beginning of the period.
For the year ended December 31, 2021, the $3.9 million net increase in contract assets was primarily attributable to $38.9 million in revenue recognized during the year, which was partially offset by $35.0 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $0.1 million in 2021, reflecting the recognition of $10.5 million of revenue that was deferred at the beginning of the period, offset by $10.4 million in new customer billings which were not recognized as revenue during the year.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2022	December 31, 2021
Inventories, net:
Finished goods and purchased products	$90,443	$87,934
Work in process	32,079	24,722
Raw materials	97,817	96,357
Total inventories	220,339	209,013
Allowance for excess or obsolete inventory	(37,681)	(40,440)
	$182,658	$168,573
The Company recorded impairment charges totaling $3.6 million in 2021 to reduce the carrying value of inventories to their estimated net realizable value based primarily on management's decision to exit certain product and service offerings.
During 2020, the Company recorded impairment charges totaling $31.2 million to reduce the carrying value of inventories to their estimated net realizable value based on changes in expectations regarding the near-term utility, customer demand and market pricing of certain goods.

	Estimated Useful Life (years)			December 31, 2022	December 31, 2021
Property, plant and equipment, net:
Land				$32,875	$33,536
Buildings and leasehold improvements	1	–	40	247,274	255,530
Machinery and equipment	2	–	28	241,257	247,285
Completion-related equipment	3	–	10	504,770	510,816
Office furniture and equipment	1	–	10	33,529	33,155
Vehicles	3	–	10	59,076	66,431
Construction in progress				10,053	4,780
Total property, plant and equipment				$1,128,834	$1,151,533
Accumulated depreciation				(824,999)	(812,950)
				$303,835	$338,583
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $47.0 million, $60.1 million and $73.6 million, respectively.
During 2020, the Well Site Services segment recognized a non-cash impairment charge of $5.2 million to reduce the carrying value of the segment's drilling rigs to their estimated realizable value and $3.6 million to reduce the carrying value of certain other facilities to their estimated realizable value. Also during 2020, the Downhole Technologies segment recognized a non-cash impairment charge of $1.6 million to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.
During 2021, the Well Site Services segment recognized non-cash impairment charges of $1.4 million to reduce the carrying value of certain of the segment's fixed assets to their estimated realizable value.

	December 31, 2022	December 31, 2021
Other noncurrent assets:
Deferred compensation plan	$17,551	$23,348
Deferred financing costs	1,893	2,674
Deferred income taxes	1,517	1,878
Other	4,726	4,989
	$25,687	$32,889

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$33,659	$20,904
Accrued taxes, other than income taxes	1,865	5,130
Insurance liabilities	4,640	6,361
Accrued interest	1,784	3,629
Accrued commissions	2,302	2,194
Other	4,807	5,183
	$49,057	$43,401
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill recorded within the Offshore/Manufactured Products segment for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Offshore / Manufactured Products	Well Site Services	Downhole Technologies	Total
Balance as of December 31, 2020
Goodwill	$162,989	$244,349	$357,502	$764,840
Accumulated impairment losses	(86,500)	(244,349)	(357,502)	(688,351)
	76,489	—	—	76,489
Foreign currency translation	(77)	—	—	(77)
Balance as of December 31, 2021	$76,412	$—	$—	$76,412

Balance as of December 31, 2021
Goodwill	$162,912	$244,349	$357,502	$764,763
Accumulated impairment losses	(86,500)	(244,349)	(357,502)	(688,351)
	76,412	—	—	76,412
Goodwill acquired	4,146	—	—	4,146
Foreign currency translation	(1,276)	—	—	(1,276)
Balance as of December 31, 2022	$79,282	$—	$—	$79,282

Balance as of December 31, 2022
Goodwill	$165,782	$244,349	$357,502	$767,633
Accumulated impairment losses	(86,500)	(244,349)	(357,502)	(688,351)
	$79,282	$—	$—	$79,282
As further discussed in Note 2, "Summary of Significant Accounting Policies," goodwill is assessed for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable.
March 2020 Impairments
Given the significance of the March 2020 events described in Note 4, "Asset Impairments and Other Charges and Benefits," the Company performed a quantitative assessment of goodwill for impairment as of March 31, 2020. This interim assessment indicated that the fair value of each of the reporting units was less than their respective carrying amounts due to, among other factors, the significant decline in the Company's stock price (and that of its peers) and reduced growth rate expectations given weak energy market conditions resulting from the demand destruction caused by the global response to the COVID-19 pandemic.

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
December 2020, 2021 and 2022 Assessments
As of December 1, 2020, 2021 and 2022, the Company had only one reporting unit – Offshore/Manufactured Products – with goodwill balances. The Company performed its annual quantitative assessments of goodwill for impairment, which indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount at each date and no additional impairments were required in any period. The fair value of the Offshore/Manufactured Products reporting unit was determined using significant unobservable inputs (a Level 3 fair value measurement).
The valuation techniques used in these annual assessments were consistent with those used during the March 31, 2020 assessment. The discount rate used to value the Offshore/Manufactured Products reporting unit as of December 1, 2020, 2021 and 2022 was 15.3%, 14.5% and 15.0%, respectively.
Other Intangible Assets
The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2022 and 2021 (in thousands):

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,179	$47,629	$93,550	$168,284	$66,734	$101,550
Patents/Technology/Know-how	69,830	29,214	40,616	78,821	33,151	45,670
Tradenames and other	52,488	16,856	35,632	53,708	15,179	38,529
	$263,497	$93,699	$169,798	$300,813	$115,064	$185,749
Amortization expense was $20.3 million, $20.6 million and $24.9 million in the years ended December 31, 2022, 2021 and 2020, respectively. The weighted average remaining amortization period for all intangible assets, other than goodwill, was 10.6 years as of December 31, 2022 and 11.3 years as of December 31, 2021. Amortization expense is expected to total approximately $17 million in 2023 through 2026 and $16 million in 2027.
As of December 31, 2022 and 2021, no impairment of other intangible assets was required.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.    Long-term Debt
As of December 31, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Revolving credit facility(1)	$—	$—
2026 Notes(2)	132,164	131,291
2023 Notes(3)	17,303	25,802
Promissory note	—	17,534
Other debt and finance lease obligations	3,430	4,123
Total debt	152,897	178,750
Less: Current portion	(17,831)	(18,262)
Total long-term debt	$135,066	$160,488
____________________
(1)Unamortized deferred financing costs of $1.9 million and $2.7 million as of December 31, 2022 and December 31, 2021, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of December 31, 2022 and December 31, 2021.
(3)The outstanding principal amount of the 2023 Notes was $17.3 million and $26.0 million as of December 31, 2022 and December 31, 2021, respectively. The 2023 Notes matured and were repaid in full on February 15, 2023.
Scheduled maturities of total debt as of December 31, 2022, are as follows (in thousands):

2023	17,831
2024	500
2025	512
2026	132,680
2027	543
Thereafter	831
$152,897
Revolving Credit Facility
On February 10, 2021, the Company entered into a senior secured credit facility with certain lenders, which provides for a $125.0 million asset-based revolving credit facility (the "ABL Facility") under which credit availability is subject to a borrowing base calculation. On March 16, 2021, the Company entered into an amendment to the ABL Facility that permitted the Company to incur the indebtedness represented by the 2026 Notes discussed below. On December 13, 2022, the Company entered into an additional technical amendment to the ABL Facility to replace the reference benchmark rate of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR").
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Prior to December 13, 2022, borrowings under the ABL Agreement bore interest at a rate equal to the LIBOR rate (subject to a floor rate of 0.50%) plus a margin of 2.75% to 3.25%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. Effective December 13, 2022, borrowings under the ABL Agreement bear interest at a rate equal to the SOFR rate (subject to a floor rate of 0%) plus a margin of 2.75% to 3.25%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. Quarterly, the Company must also pay a commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the ABL Agreement.
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
As of December 31, 2022, the Company had $15.4 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of December 31, 2022 was $92.1 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of December 31, 2022, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
On March 19, 2021, the Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Computershare Trust Company, National Association, as successor trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes at a discount, with the balance added to cash on-hand.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature in shares of the Company's common stock. As of December 31, 2022, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018 (the "2023 Indenture"), between the Company and Computershare Trust Company, National Association, as successor trustee. As of December 31, 2022, $17.3 million principal amount of the 2023 Notes remained outstanding. The 2023 Notes bore interest at a rate of 1.50% per year, and matured and were repaid in full on February 15, 2023.
The following table provides a summary of the Company's purchases of outstanding 2023 Notes during the years ended December 31, 2022, 2021 and 2020, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
Year Ended December 31,
2022	$8,654	$8,626	$8,450	$176
2021	131,400	129,974	125,952	4,022
2020	34,881	30,799	20,078	10,721

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc. ("GEODynamics" and the "GEODynamics Acquisition"), the Company issued a $25.0 million promissory note (the "GEO Note") that bore interest at 2.50% per annum (subject to adjustment) and was scheduled to mature on July 12, 2019. Payments due under the GEO Note were subject to set-off, in full or in part, against certain indemnification claims related to matters occurring prior to the GEODynamics Acquisition. The Company asserted indemnification claims against the seller of GEODynamics (the "GEO Seller"), and the GEO Seller filed a breach of contract suit against the Company alleging that payments due under the GEO Note were required to be repaid in accordance with the terms of such note. The Company incurred settlement costs and expenses of $7.5 million related to such indemnification claims, and as of June 28, 2022 had reduced the carrying amount of such note in the consolidated balance sheet to $17.5 million, which was its then-current best estimate of what was owed after set-off for such indemnification matters. As further discussed in Note 15, "Commitments and Contingencies," on June 28, 2022, the Company settled its disputes with the GEO Seller, which included the full and final settlement of all amounts due under the GEO Note. Pursuant to the settlement agreement, on July 1, 2022, the Company paid the GEO Seller $10.0 million in cash, issued approximately 1.9 million shares of its common stock (having a market value of $10.3 million) and extinguished the $17.5 million carrying value of the GEO Note along with accrued interest of $2.2 million.
8. Operating Leases
Operating Lease Assets
The following table presents the carry value of operating lease assets in the Company's consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Operating lease assets, net	$23,028	$25,388
Operating lease asset additions are offset by a corresponding increase to operating lease liabilities and do not impact the consolidated statement of cash flows at commencement. The non-cash effect of operating lease additions in 2022, 2021 and 2020 totaled $0.4 million, $0.1 million and $1.9 million, respectively.
The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Operating lease expense components:
Leases with initial term of greater than 12 months	$8,325	$9,412	$12,564
Leases with initial term of 12 months or less	4,718	4,232	4,024
Total operating lease expense	$13,043	$13,644	$16,588
During 2020, the Downhole Technologies segment closed certain leased facilities in connection with restructuring activities and recognized a non-cash impairment charge of $2.0 million to reduce the carrying value of the related operating lease assets to their estimated realizable value.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Operating Lease Liabilities
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2022 (in thousands):

2023	$7,417
2024	5,548
2025	4,712
2026	4,549
2027	2,938
Thereafter	5,641
Total lease payments	30,805
Less: Imputed interest	(4,005)
Present value of operating lease liabilities	26,800
Less: Current portion	(6,142)
Total long-term operating lease liabilities	$20,658

Weighted-average remaining lease term (years)	5.5
Weighted-average discount rate	5.0%
9.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during 2022 (in thousands):

	Issued	Treasury Stock	Outstanding
Shares of common stock outstanding – December 31, 2020	73,289	12,284	61,005
Restricted stock awards, net of forfeitures	611	—	611
Shares withheld for taxes on vesting of stock awards	—	238	(238)
Shares of common stock outstanding – December 31, 2021	73,900	12,522	61,378
Issuance of common stock to seller of GEODynamics, Inc. (Note 15)	1,910	—	1,910
Restricted stock awards, net of forfeitures	778	—	778
Shares withheld for taxes on vesting of stock awards	—	162	(162)
Shares of common stock outstanding – December 31, 2022	76,588	12,684	63,904
As of December 31, 2022 and December 31, 2021, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchases of the Company's common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss increased from $66.0 million at December 31, 2021 to $78.9 million at December 31, 2022. During 2021, in addition to the impact of changes in currency exchange rates, $9.3 million in historical currency translation adjustments were reclassified to net loss upon the liquidation of an international operation. For the years ended December 31, 2022 and 2021, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the year ended December 31, 2022, the exchange rate for the British pound weakened by 11% compared to the U.S. dollar while the Brazilian real strengthened by 6% compared to the U.S. dollar, contributing to other comprehensive loss of $12.9 million. During the year ended December 31, 2021, the exchange rate for the British pound and the Brazilian real weakened by 1% and 7%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $4.0 million.
10.    Income Taxes
Consolidated loss before income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
United States	$(22,489)	$(56,665)	$(534,452)
Foreign	18,429	(16,669)	123
Total	$(4,060)	$(73,334)	$(534,329)
The 2021 foreign losses before income taxes included the reclassification of $9.3 million in historical currency translation adjustments upon the liquidation of an international operation, which were not deductible for income tax purposes. Additionally, the 2020 U.S. losses before income taxes included non-cash goodwill impairment charges of $406.1 million. Approximately $313.1 million of the goodwill impairment charges were not deductible for income tax purposes in 2020.
Components of income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
Current:
United States	$155	$370	$(44,399)
U.S. state	1,191	250	235
Foreign	2,114	(1,322)	2,622
	3,460	(702)	(41,542)
Deferred:
United States	266	(7,662)	(20,913)
U.S. state	(12)	(177)	(1,798)
Foreign	1,766	(800)	(1,693)
	2,020	(8,639)	(24,404)
Total income tax provision (benefit)	$5,480	$(9,341)	$(65,946)

A reconciliation of the U.S. statutory income tax benefit to the total income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
U.S. statutory income tax benefit	$(853)	$(15,400)	$(112,209)
Effect of foreign income taxed at different rates	1,895	(483)	755
Foreign income subject to U.S. taxes	1,876	182	—
State income taxes, net of federal benefits	89	(1,157)	(5,833)
Valuation allowances against tax assets	19	2,410	1,381
Non-deductible compensation	627	814	484
Other non-deductible expenses, net	1,827	2,336	98
Release of foreign currency translation adjustments on liquidation of an international operation	—	1,957	—
Impairments of goodwill	—	—	65,740
Effect of CARES Act	—	—	(16,362)
Total income tax provision (benefit)	$5,480	$(9,341)	$(65,946)

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Foreign tax credit carryforwards	$19,237	$20,360
Net operating loss carryforwards	44,955	46,304
Inventories	9,969	10,192
Operating lease liabilities	4,822	5,355
Employee benefits	4,327	5,456
Other	3,357	6,899
Gross deferred tax asset	86,667	94,566
Valuation allowance	(36,749)	(37,643)
Net deferred tax asset	49,918	56,923
Deferred tax liabilities:
Tax over book depreciation	(21,077)	(23,938)
Intangible assets	(29,232)	(29,671)
Operating lease assets	(4,013)	(4,355)
Other	(731)	(718)
Deferred tax liability	(55,053)	(58,682)
Net deferred tax liability	$(5,135)	$(1,759)

	2022	2021
Balance sheet classification:
Other non-current assets	$1,517	$1,878
Deferred tax liability	(6,652)	(3,637)
Net deferred tax liability	$(5,135)	$(1,759)
On March 27, 2020, the CARES Act was signed into law. In accordance with the rules and provisions under the CARES Act, the Company filed carryback claims regarding U.S. net operating losses generated in 2018 and 2019. Prior to the enactment of the CARES Act, such tax losses could only be carried forward. The Company recognized a discrete tax benefit of $16.4 million and received cash of $41.3 million related to these CARES Act carryback claims in 2020.
The Company had $91.3 million of U.S. federal NOL carryforwards as of December 31, 2022, which can be carried forward indefinitely. Approximately $37.6 million of the U.S. federal NOL carryforwards are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. The Company's U.S. state NOL carryforwards as of December 31, 2022 totaled $209.3 million, of which $14.6 million are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. As of December 31, 2022, the Company had NOL carryforwards related to certain of its international operations totaling $43.5 million, of which $14.1 million can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company had recorded valuation allowances of $20.0 million and $20.6 million, respectively, primarily with respect to foreign and U.S. state NOL carryforwards.
As of December 31, 2022 and 2021, the Company's foreign tax credit carryforwards totaled $19.2 million and $20.4 million, respectively. These foreign tax credits will expire in varying amounts from 2023 to 2029. As of December 31, 2022 and 2021, the Company had recorded valuation allowances of $16.7 million and $17.1 million, respectively, with respect to foreign tax credit carryforwards.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The total amount of unrecognized tax benefits as of December 31, 2022 and 2021 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company's provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest expense or penalties.
11.    Net Loss Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerators:
Net loss	$(9,540)	$(63,993)	$(468,383)
Less: Income attributable to unvested restricted stock awards	—	—	—
Numerator for basic net loss per share	(9,540)	(63,993)	(468,383)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—
Numerator for diluted net loss per share	$(9,540)	$(63,993)	$(468,383)

Denominators:
Weighted average number of common shares outstanding	62,842	61,314	60,953
Less: Weighted average number of unvested restricted stock awards outstanding	(1,204)	(1,021)	(1,141)
Denominator for basic and diluted net loss per share	61,638	60,293	59,812

Net loss per share:
Basic	$(0.15)	$(1.06)	$(7.83)
Diluted	(0.15)	(1.06)	(7.83)
The calculation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 excluded 277 thousand shares, 430 thousand shares and 582 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of both the 2023 Notes and the 2026 Notes were excluded from the calculation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 due to, among other factors, the Company's share price.
12.    Long-Term Incentive Compensation
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
Stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 totaled $6.9 million, $7.9 million and $8.4 million, respectively.
Restricted Stock Awards
The restricted stock program consists of a combination of service-based restricted stock and performance-based restricted stock. The number of performance-based restricted shares ultimately issued under the program is dependent upon achievement of predefined specific performance objectives generally measured over a three-year period. The performance objectives for performance-based restricted stock units granted in 2022 and 2021 are based on the Company's cumulative EBITDA over a three-year period. The performance objective for performance-based stock units granted in 2020 is based on the Company's EBITDA growth rate over a three-year period.

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
The following table presents changes in restricted stock awards and related information for the year ended December 31, 2022 (shares in thousands):

	Service-based Restricted Stock		Performance- and Service-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares and Units
Unvested, December 31, 2021	993	$9.29	358	$8.49	1,350
Granted	790	6.51	272	6.51	1,063
Vested	(549)	10.05	—	—	(549)
Forfeited	(12)	12.41	(136)	11.15	(148)
Unvested, December 31, 2022	1,222	$7.12	494	$6.67	1,716
The total fair value of restricted stock awards that vested in 2022, 2021 and 2020 was $5.5 million, $9.3 million and $14.5 million, respectively. As of December 31, 2022, there was $6.8 million of total compensation costs related to unvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.5 years.
As of December 31, 2022, approximately 4.2 million shares were available for future grant under the Company's Amended and Restated Equity Participation Plan.
Stock Options
No options were awarded or exercised in 2022, 2021 or 2020. As of December 31, 2022, the Company had 245 thousand stock options outstanding and exercisable, with exercise prices ranging from $42.29 to $58.54 and a weighted-average contractual life of 1.1 years.
Long-Term Cash Incentive Awards
The Company issued conditional long-term cash incentive awards ("Cash Awards") totaling $1.5 million in both 2022 and 2021. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for each annual grant ranges from zero to a maximum of $3.1 million, but is limited to the targeted award value if the Company's total stockholder return is negative over the respective performance period. Obligations related to these Cash Awards are classified as liabilities and recognized over the vesting period.
13. Retirement Plans
Defined Contribution Plans
The Company sponsors defined contribution plans, including a 401(k) retirement savings plan (the "401(k) Plan"). Participation in these plans is available to substantially all employees. Effective January 1, 2022, the Company resumed matching contributions to the Company's 401(k) Plan and Deferred Compensation Plan (defined below) – which were suspended in 2020 in response to the significant decline in industry activity levels due to the COVID-19 pandemic. The Company recognized expenses of $3.4 million, $0.8 million and $3.4 million primarily related to matching contributions under its various defined contribution plans during the years ended December 31, 2022, 2021 and 2020, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Deferred Compensation Plan
The Company also maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") that permits eligible directors and employees to elect to defer the receipt of all or a portion of their directors' fees or salary and annual bonuses. The Deferred Compensation Plan permits the Company to make discretionary contributions to an employee's account. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the employee's contributions on a basis equivalent to matching permitted under the Company's 401(k) Plan, but not subject to the IRS limitations on match-eligible compensation. The vesting of Company contributions to participant accounts is equivalent to the vesting requirements of the Company's 401(k) Plan. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the "Trust") and, therefore, are available to satisfy the claims of the Company's creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the plan administrator to invest the assets in their individual accounts, including any discretionary contributions made by the Company, in a selection of funds consistent with those in the Company's 401(k) Plan. Distributions from the Deferred Compensation Plan are generally made in cash upon the participants' termination as a director or employee of the Company. As of December 31, 2022, Trust assets and amounts payable to plan participants totaled $17.6 million, which are classified as "Other noncurrent assets" and "Other noncurrent liabilities" in the Company's consolidated balance sheet. The fair value of the investments held by the Trust was based on quoted market prices in active markets (a Level 1 fair value measurement).
14.    Segments and Related Information
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Financial information by business segment for each of the three years ended December 31, 2022, 2021 and 2020, is summarized in the following table (in thousands):

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2022
Offshore/Manufactured Products(1)	$381,723	$20,451	$45,268	$5,857	$556,769
Well Site Services	231,189	28,564	4,865	12,963	206,632
Downhole Technologies	124,794	17,628	(6,669)	1,271	255,550
Corporate	—	691	(40,559)	175	45,441
Total	$737,706	$67,334	$2,905	$20,266	$1,064,392

2021
Offshore/Manufactured Products	$298,729	$22,190	$15,447	$4,628	$541,346
Well Site Services(2)	170,940	40,152	(34,511)	10,977	200,874
Downhole Technologies(3)	103,492	17,591	(13,470)	901	267,468
Corporate	—	808	(32,258)	1,011	76,060
Total	$573,161	$80,741	$(64,792)	$17,517	$1,085,748

2020
Offshore/Manufactured Products(4)	$340,300	$21,881	$(80,794)	$2,913	$547,962
Well Site Services(5)	199,839	53,240	(193,388)	6,937	244,932
Downhole Technologies(6)	97,936	22,649	(224,414)	3,230	280,096
Corporate	—	773	(35,744)	(331)	79,270
Total	$638,075	$98,543	$(534,340)	$12,749	$1,152,260
________________
(1)Operating income included a $6.1 million gain on settlement of outstanding litigation.
(2)Operating loss included non-cash inventory and fixed and operating lease asset impairment charges of $1.5 million and $4.2 million, respectively.
(3)Operating loss included a non-cash inventory impairment charge of $2.1 million.
(4)Operating loss included non-cash goodwill and inventory impairment charges of $86.5 million and $16.2 million, respectively.
(5)Operating loss included non-cash goodwill, inventory and fixed asset impairment charges of $127.1 million, $9.0 million and $8.8 million, respectively.
(6)Operating loss included non-cash goodwill, inventory and fixed and operating lease impairment charges of $192.5 million, $5.9 million and $3.6 million, respectively.
See Note 4, "Asset Impairments and Other Charges and Benefits," and Note 5, "Details of Selected Balance Sheet Accounts," for further discussion of these and other charges and benefits.
No customer individually accounted for greater than 10% of the Company's 2022, 2021 or 2020 consolidated revenues or individually accounted for greater than 10% of the Company's consolidated accounts receivable at December 31, 2022.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Offshore/Manufactured Products			Well Site Services			Downhole Technologies
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Major revenue categories -
Project-driven products	$158,040	$122,097	$165,497	$—	$—	$—	$—	$—	$—
Short-cycle:
Completion products and services	60,350	41,640	26,148	210,584	160,881	191,529	124,794	103,492	97,936
Drilling services	—	—	—	20,605	10,059	8,310	—	—	—
Other products	31,802	23,534	21,994	—	—	—	—	—	—
Total short-cycle	92,152	65,174	48,142	231,189	170,940	199,839	124,794	103,492	97,936
Other products and services	131,531	111,458	126,661	—	—	—	—	—	—
	$381,723	$298,729	$340,300	$231,189	$170,940	$199,839	$124,794	$103,492	$97,936
Financial information by geographic location for the years ended December 31, 2022, 2021 and 2020, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2022
Revenues from unaffiliated customers	$571,008	$82,687	$34,380	$49,631	$737,706
Long-lived assets	443,818	76,377	14,218	41,531	575,944
2021
Revenues from unaffiliated customers	$447,002	$59,352	$35,886	$30,921	$573,161
Long-lived assets	487,749	79,723	15,202	43,459	626,133
2020
Revenues from unaffiliated customers	$463,382	$76,808	$57,513	$40,372	$638,075
Long-lived assets	554,926	78,622	16,509	48,883	698,940
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In August 2020, the GEO Seller filed a breach of contract suit against the Company in federal court alleging that payments due under GEO Note were not repaid in accordance with the terms of such note. Additionally, the GEO Seller alleged that it was entitled to approximately $19.0 million in U.S. federal income tax carryback claims received by the Company under the provisions of the CARES Act. On February 15, 2021, following the federal magistrate's report and recommendation that the federal district court dismiss the GEO Seller's lawsuit for lack of federal jurisdiction, the GEO Seller dismissed the federal lawsuit without prejudice and refiled its lawsuit in state court. On September 20, 2021, the state court denied the GEO Seller's motion for partial summary judgement. In December 2021, the Company filed a counterclaim against the GEO Seller alleging material misrepresentations and breaches of warranties by the GEO Seller with respect to GEODynamics' liability for anti-dumping and countervailing duties.
On June 28, 2022, the Company entered into a settlement agreement (the "Settlement Agreement") with the GEO Seller, related to the matters discussed above (the "Settlement"), which included the full and final settlement of all amounts due pursuant to the GEO Note ($17.5 million in principal amount and accrued interest of $2.2 million outstanding as of June 28, 2022). Pursuant to the Settlement Agreement, the Company and the GEO Seller agreed to the resolution of such disputes through, among other matters: (i) the payment by the Company of $10.0 million in cash and (ii) the issuance by the Company of 1,909,722 shares of its common stock (having a market value of $10.3 million on the date of issuance). The payment and issuance of common stock were made on July 1, 2022. In connection with the execution of the Settlement Agreement, the Company recognized a non-cash settlement charge of $0.6 million in the second quarter of 2022.
In August 2022, the Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million (net of legal and other related costs) in the third quarter of 2022, which is included in other operating income, net.
16. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2022:
Allowance for doubtful accounts receivable	$4,471	$2,066	$(1,266)	$(45)	$5,226
Allowance for excess or obsolete inventory	40,440	3,739	(5,911)	(587)	37,681
Valuation allowance on deferred tax assets	37,643	19	(1,027)	114	36,749
Year Ended December 31, 2021:
Allowance for doubtful accounts receivable	$8,304	$705	$(3,932)	$(606)	$4,471
Allowance for excess or obsolete inventory	40,731	4,806	(4,919)	(178)	40,440
Valuation allowance on deferred tax assets	35,497	2,410	—	(264)	37,643
Year Ended December 31, 2020:
Allowance for doubtful accounts receivable	$8,745	$3,409	$(5,049)	$1,199	$8,304
Allowance for excess or obsolete inventory	19,031	32,974	(11,719)	445	40,731
Valuation allowance on deferred tax assets	35,828	1,381	—	(1,712)	35,497