Form 10-Q
period 2023-03-31
OIL STATES INTERNATIONAL, INC
filed 2023-04-28
CIK 1121484

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 21, 2023, the number of shares of common stock outstanding was 64,254,578.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Products	$99,840	$85,761
Services	96,359	78,283
	196,199	164,044

Costs and expenses:
Product costs	78,677	64,801
Service costs	72,058	61,803
Cost of revenues (exclusive of depreciation and amortization expense presented below)	150,735	126,604
Selling, general and administrative expense	24,016	23,833
Depreciation and amortization expense	15,256	17,817
Other operating expense, net	317	126
	190,324	168,380
Operating income (loss)	5,875	(4,336)

Interest expense, net	(2,391)	(2,672)
Other income, net	276	1,025
Income (loss) before income taxes	3,760	(5,983)
Income tax provision	(1,602)	(3,441)
Net income (loss)	$2,158	$(9,424)

Net income (loss) per share:
Basic	$0.03	$(0.16)
Diluted	0.03	(0.16)

Weighted average number of common shares outstanding:
Basic	62,825	60,498
Diluted	63,072	60,498
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$2,158	$(9,424)

Other comprehensive income:
Currency translation adjustments	4,149	861
Comprehensive income (loss)	$6,307	$(8,563)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,807	$42,018
Accounts receivable, net	220,202	218,769
Inventories, net	196,278	182,658
Prepaid expenses and other current assets	18,130	19,317
Total current assets	450,417	462,762

Property, plant, and equipment, net	306,134	303,835
Operating lease assets, net	23,828	23,028
Goodwill, net	79,579	79,282
Other intangible assets, net	165,673	169,798
Other noncurrent assets	24,506	25,687
Total assets	$1,050,137	$1,064,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$527	$17,831
Accounts payable	73,478	73,251
Accrued liabilities	35,414	49,057
Current operating lease liabilities	6,528	6,142
Income taxes payable	3,719	2,605
Deferred revenue	48,969	44,790
Total current liabilities	168,635	193,676

Long-term debt	138,484	135,066
Long-term operating lease liabilities	20,912	20,658
Deferred income taxes	7,143	6,652
Other noncurrent liabilities	19,445	18,782
Total liabilities	354,619	374,834

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 77,143,220 shares and 76,587,920 shares issued, respectively	771	766
Additional paid-in capital	1,123,876	1,122,292
Retained earnings	274,185	272,027
Accumulated other comprehensive loss	(74,792)	(78,941)
Treasury stock, at cost, 12,888,342 and 12,684,101 shares, respectively	(628,522)	(626,586)
Total stockholders' equity	695,518	689,558
Total liabilities and stockholders' equity	$1,050,137	$1,064,392
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended March 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
Net income	—	—	2,158	—	—	2,158
Currency translation adjustments (excluding intercompany advances)	—	—	—	3,494	—	3,494
Currency translation adjustments on intercompany advances	—	—	—	655	—	655
Stock-based compensation expense	5	1,584	—	—	—	1,589
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,936)	(1,936)
Balance, March 31, 2023	$771	$1,123,876	$274,185	$(74,792)	$(628,522)	$695,518

Three Months Ended March 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$739	$1,105,135	$281,567	$(66,031)	$(625,584)	$695,826
Net loss	—	—	(9,424)	—	—	(9,424)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(3,580)	—	(3,580)
Currency translation adjustments on intercompany advances	—	—	—	4,441	—	4,441
Stock-based compensation expense	7	1,828	—	—	—	1,835
Surrender of stock to settle taxes on stock awards	—	—	—	—	(990)	(990)
Balance, March 31, 2022	$746	$1,106,963	$272,143	$(65,170)	$(626,574)	$688,108
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,158	$(9,424)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	15,256	17,817
Stock-based compensation expense	1,589	1,835
Amortization of deferred financing costs	449	469
Deferred income tax provision (benefit)	396	(174)
Gains on disposals of assets	(210)	(543)
Other, net	17	550
Changes in operating assets and liabilities:
Accounts receivable	(745)	(9,086)
Inventories	(12,802)	(13,090)
Accounts payable and accrued liabilities	(18,329)	(4,555)
Deferred revenue	4,179	4,324
Other operating assets and liabilities, net	2,124	1,142
Net cash flows used in operating activities	(5,918)	(10,735)

Cash flows from investing activities:
Capital expenditures	(6,568)	(2,858)
Proceeds from disposition of property and equipment	223	869
Other, net	(48)	(67)
Net cash flows used in investing activities	(6,393)	(2,056)

Cash flows from financing activities:
Revolving credit facility borrowings	27,865	367
Revolving credit facility repayments	(22,865)	(367)
Repayment of 1.50% convertible senior notes	(17,315)	—
Other debt and finance lease repayments, net	(106)	(165)
Payment of financing costs	(21)	(68)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,936)	(990)
Net cash flows used in financing activities	(14,378)	(1,223)

Effect of exchange rate changes on cash and cash equivalents	478	320
Net change in cash and cash equivalents	(26,211)	(13,694)
Cash and cash equivalents, beginning of period	42,018	52,852
Cash and cash equivalents, end of period	$15,807	$39,158

Cash paid (received) for:
Interest	$485	$522
Income taxes, net	(2,465)	119
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
The financial statements included in this report should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.
2.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of March 31, 2023 and December 31, 2022 is presented below (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net:
Trade	$163,360	$145,540
Unbilled revenue	27,849	29,679
Contract assets	27,731	42,599
Other	6,621	6,177
Total accounts receivable	225,561	223,995
Allowance for doubtful accounts	(5,359)	(5,226)
	$220,202	$218,769

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	March 31, 2023	December 31, 2022
Deferred revenue (contract liabilities)	$48,969	$44,790
As of March 31, 2023, accounts receivable, net in the United States and the United Kingdom represented 75% and 12%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of March 31, 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the three months ended March 31, 2023, the $14.9 million net decrease in contract assets was attributable to $27.8 million transferred to accounts receivable during the period, which was partially offset by $12.9 million in revenue recognized. Deferred revenue (contract liabilities) increased by $4.2 million in the first three months of 2023, reflecting $13.2 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $9.0 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for doubtful accounts – January 1	$5,226	$4,471
Provisions	133	943
Write-offs	(21)	(635)
Other	21	—
Allowance for doubtful accounts – March 31	$5,359	$4,779

	March 31, 2023	December 31, 2022
Inventories, net:
Finished goods and purchased products	$95,094	$90,443
Work in process	31,632	32,079
Raw materials	108,058	97,817
Total inventories	234,784	220,339
Allowance for excess or obsolete inventory	(38,506)	(37,681)
	$196,278	$182,658

	March 31, 2023	December 31, 2022
Property, plant and equipment, net:
Property, plant and equipment	$1,139,138	$1,128,834
Accumulated depreciation	(833,004)	(824,999)
	$306,134	$303,835
For the three months ended March 31, 2023 and 2022, depreciation expense was $11.0 million and $12.7 million, respectively.

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,259	$49,851	$91,408	$141,179	$47,629	$93,550
Patents/Technology/Know-how	69,925	30,537	39,388	69,830	29,214	40,616
Tradenames and other	52,497	17,620	34,877	52,488	16,856	35,632
	$263,681	$98,008	$165,673	$263,497	$93,699	$169,798
For the three months ended March 31, 2023 and 2022, amortization expense was $4.3 million and $5.2 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 31, 2023	December 31, 2022
Other noncurrent assets:
Deferred compensation plan	$18,349	$17,551
Deferred financing costs(1)	—	1,893
Deferred income taxes	1,518	1,517
Other	4,639	4,726
	$24,506	$25,687
____________________
(1)Unamortized deferred financing costs are presented as an offset to outstanding borrowing under the ABL Facility as of March 31, 2023.

	March 31, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$15,882	$33,659
Accrued taxes, other than income taxes	3,175	1,865
Insurance liabilities	4,976	4,640
Accrued interest	3,324	1,784
Accrued commissions	2,432	2,302
Other	5,625	4,807
	$35,414	$49,057
3.    Long-term Debt
As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility(1)	$3,305	$—
2026 Notes(2)	132,379	132,164
2023 Notes	—	17,303
Other debt and finance lease obligations	3,327	3,430
Total debt	139,011	152,897
Less: Current portion	(527)	(17,831)
Total long-term debt	$138,484	$135,066
____________________
(1)Outstanding borrowings under the revolving credit facility are presented net of $1.7 million of unamortized deferred financing costs as of March 31, 2023. Unamortized deferred financing costs of $1.9 million as of December 31, 2022 are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of March 31, 2023 and December 31, 2022.
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
Since December 13, 2022, borrowings under the ABL Agreement bear interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") rate (subject to a floor rate of 0%) plus a margin of 2.75% to 3.25%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. Quarterly, the Company must also pay a commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on the Company's ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the borrowing base and (b) $14.1 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of March 31, 2023, the Company had $5.0 million of outstanding ABL Facility borrowings and $15.9 million of outstanding letters of credit. The total amount available to be drawn as of March 31, 2023 was $92.8 million, calculated based on the current borrowing base less outstanding borrowings and letters of credit. As of March 31, 2023, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Computershare Trust Company, National Association, as successor trustee. Net proceeds from the 2026 Notes offering, after deducting issuance costs, totaled $130.6 million. The Company used $120.0 million of the cash proceeds to purchase $125.0 million principal amount of the outstanding 2023 Notes (as defined below) at a discount, with the balance added to cash on-hand.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company's common stock. As of March 31, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On February 15, 2023, the Company's 1.50% convertible senior notes due 2023 (the "2023 Notes") matured and the outstanding $17.3 million principal amount was repaid in full.
4.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of March 31, 2023 was $151.1 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2023 (in thousands):

Shares of common stock outstanding – December 31, 2022	63,904
Restricted stock awards, net of forfeitures	555
Shares withheld for taxes on vesting of stock awards	(204)
Shares of common stock outstanding – March 31, 2023	64,255
As of March 31, 2023 and December 31, 2022, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchases of the Company's common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. As of March 31, 2023, no repurchases were made under this authorization.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss decreased from $78.9 million at December 31, 2022 to $74.8 million at March 31, 2023. For the three months ended March 31, 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil.
During the three months ended March 31, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 3% and 2%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $4.1 million. During the three months ended March 31, 2022, the exchange rate for the British pound weakened by 3% compared to the U.S. dollar while the Brazilian real strengthened by 17% compared to the U.S. dollar, contributing to other comprehensive income of $0.9 million.
6.    Income Taxes
The income tax expense for the three months ended March 31, 2023 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended March 31, 2023, the Company's income tax expense was $1.6 million on pre-tax income of $3.8 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax expense of $3.4 million on a pre-tax loss of $6.0 million, which included the impact of valuation allowances recorded against tax assets as well as certain non-deductible expenses and discrete tax items, for the three months ended March 31, 2022.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerators:
Net income (loss)	$2,158	$(9,424)
Less: Income attributable to unvested restricted stock awards	(42)	—
Numerator for basic net income (loss) per share	2,116	(9,424)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net income (loss) per share	$2,116	$(9,424)

Denominators:
Weighted average number of common shares outstanding	64,068	61,627
Less: Weighted average number of unvested restricted stock awards outstanding	(1,243)	(1,129)
Denominator for basic net income (loss) per share	62,825	60,498
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Unvested performance share units	247	—
Denominator for diluted net income (loss) per share	63,072	60,498

Net income (loss) per share:
Basic	$0.03	$(0.16)
Diluted	0.03	(0.16)
The calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022 excluded 209 thousand shares and 298 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the Company's convertible senior notes were excluded from each period due to, among other factors, the Company's share price.
8.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the three months ended March 31, 2023 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2022	245	1,222	494
Granted	—	555	168
Vested	—	(513)	—
Forfeited	(82)	—	—
Outstanding – March 31, 2023	163	1,264	662
Weighted average grant date fair value (2023 awards)		$9.11	$9.11
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards (39 thousand units outstanding as of March 31, 2023) vest over one-year, with the underlying shares issued at a specified future date. Performance-based stock unit awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company's cumulative EBITDA over a three-year period.

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
The Company issued conditional long-term cash incentive awards ("Cash Awards") of $1.5 million in the first quarters of 2023 and 2022. The performance measure for each of these Cash Awards is relative total stockholder return compared to a peer group of companies over a three-year period. The ultimate dollar amount to be awarded for each annual grant may range from zero to a maximum of $3.1 million, limited to their targeted award value ($1.5 million) if the Company's total stockholder return were to be negative over the performance period. Obligations related to the Cash Awards are classified as liabilities and recognized over their respective vesting periods.
Stock-based compensation expense recognized during the three months ended March 31, 2023 and 2022 totaled $1.6 million and $1.8 million, respectively. As of March 31, 2023, there was $11.4 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three months ended March 31, 2023 and 2022 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2023
Offshore/Manufactured Products	$98,199	$4,668	$11,090	$535	$548,439
Well Site Services	67,058	6,146	6,966	5,772	212,415
Downhole Technologies	30,942	4,275	(1,519)	249	256,095
Corporate	—	167	(10,662)	12	33,188
Total	$196,199	$15,256	$5,875	$6,568	$1,050,137

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2022
Offshore/Manufactured Products	$84,112	$5,330	$10,196	$902	$559,877
Well Site Services	48,172	7,932	(3,395)	1,548	197,077
Downhole Technologies	31,760	4,384	(1,505)	317	265,958
Corporate	—	171	(9,632)	91	55,053
Total	$164,044	$17,817	$(4,336)	$2,858	$1,077,965
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months Ended March 31
Major revenue categories -
Project-driven products	$39,132	$33,844	$—	$—	$—	$—	$39,132	$33,844
Short-cycle:
Completion products and services	17,955	13,580	65,406	45,166	30,942	31,760	114,303	90,506
Drilling services	—	—	1,652	3,006	—	—	1,652	3,006
Other products	9,485	7,044	—	—	—	—	9,485	7,044
Total short-cycle	27,440	20,624	67,058	48,172	30,942	31,760	125,440	100,556
Other products and services	31,627	29,644	—	—	—	—	31,627	29,644
	$98,199	$84,112	$67,058	$48,172	$30,942	$31,760	$196,199	$164,044
Revenues from products and services transferred to customers over time accounted for approximately 66% and 62% of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2023, the Company had $209.9 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 35% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2023, with an additional 46% recognized in 2024 and the balance thereafter.

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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 17, 2023, as well as to "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:
•the impact of disruptions in the bank and capital markets, including the two U.S. bank failures which occurred in March 2023;
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
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K, as well as in "Part II, Item 1A. Risk Factors" included in this Quarterly Report on Form 10-Q.
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
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2022 Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact comparability from period to period.
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

Recent Developments
Brent and West Texas Intermediate ("WTI") crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2023	$81.01
2022	100.87	$113.84	$100.71	$88.77	$100.99
WTI Crude (per bbl)
2023	$75.91
2022	95.18	$108.83	$93.06	$82.79	$94.90
Henry Hub Natural Gas (per MMBtu)
2023	$2.64
2022	4.67	$7.50	$8.03	$5.55	$6.45
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On April 21, 2023, Brent crude oil, WTI crude oil and natural gas spot prices closed at $83.36 per barrel, $77.86 per barrel and $2.20 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on April 21, 2023 was 753 rigs – comparable to the first quarter 2023 average.
In February 2023, we repaid the $17.3 million principal amount, plus accrued interest, of outstanding 2023 Notes (as defined below). Additionally, our Board of Directors authorized a $25.0 million stock repurchase plan, which extends through February 2025. No repurchases have been made under the plan as of March 31, 2023.
Overview
Current and expected future pricing for WTI crude oil and inflationary costs increases, along with expectations regarding the regulatory environment in the regions in which we operate, are factors that will continue to influence our customers' willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including: global uncertainties related to disruptions in the banking sector, geopolitical conflicts (such as the direction and outcome of Russia's invasion of Ukraine) and international tensions; sanctions; the perceived risk of a global economic recession; domestic or international crude oil production; changes in governmental rules and regulations; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances. Capital investment by our customers temporarily declined due to these factors and the desire to generate sustainable cash flows.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development related to, and have been awarded select contracts and are bidding on additional projects that facilitate, the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 40% of Offshore/Manufactured Products segment sales in the first three months of 2023 were driven by our customers' capital spending for products used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-

in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $326 million as of March 31, 2023 from $308 million as of December 31, 2022 and $265 million as of March 31, 2022. Bookings totaled $118 million in the first quarter of 2023, yielding a book-to-bill ratio of 1.2x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2023	$326
2022	265	$241	$258	$308
2021	226	214	249	260
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

	As of April 21, 2023	Average for the
		Three Months Ended March 31,
		2023	2022
United States Rig Count:
Land – Oil	571	579	493
Land – Natural gas and other	161	155	123
Offshore	21	19	17
	753	753	633
International Rig Count:
Land		897	828
Offshore		226	193
		1,123	1,021
		1,876	1,654

The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2023, oil-directed drilling accounted for 78% of the total U.S. rig count – with the balance largely natural gas related. As can be derived from the table above, the average U.S. rig count for the first three months of 2023 increased by 120 rigs, or 19%, compared to the average for the first three months of 2022.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. The United States has imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia's invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. If we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
Other factors that can affect our business and financial results include but are not limited to: the general global economic environment (including disruptions in the banking sector); competitive pricing pressures; public health crises; natural disasters; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical tensions; and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
Human Capital
For more information on our health and safety, diversity and other workforce policies, please see "Part I, Item 1. Business – Human Capital" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in "Part I, Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in "Part II, Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2022 in order to understand factors which may impact comparability of the selected financial data.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022	Variance
Revenues:
Products	$99,840	$85,761	$14,079
Services	96,359	78,283	18,076
	196,199	164,044	32,155
Costs and expenses:
Product costs	78,677	64,801	13,876
Service costs	72,058	61,803	10,255
Cost of revenues (exclusive of depreciation and amortization expense presented below)	150,735	126,604	24,131
Selling, general and administrative expenses	24,016	23,833	183
Depreciation and amortization expense	15,256	17,817	(2,561)
Other operating income, net	317	126	191
	190,324	168,380	21,944
Operating income (loss)	5,875	(4,336)	10,211

Interest expense, net	(2,391)	(2,672)	281
Other income, net	276	1,025	(749)
Income (loss) before income taxes	3,760	(5,983)	9,743
Income tax provision	(1,602)	(3,441)	1,839
Net income (loss)	$2,158	$(9,424)	$11,582

Net income (loss) per share:
Basic	$0.03	$(0.16)
Diluted	0.03	(0.16)

Weighted average number of common shares outstanding:
Basic	62,825	60,498
Diluted	63,072	60,498

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three months ended March 31, 2023 and 2022 is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Revenues
Offshore/Manufactured Products
Project-driven products	$39,132	$33,844	$5,288
Short-cycle products	27,440	20,624	6,816
Other products and services	31,627	29,644	1,983
Total Offshore/Manufactured Products	98,199	84,112	14,087
Well Site Services	67,058	48,172	18,886
Downhole Technologies	30,942	31,760	(818)
Total	$196,199	$164,044	$32,155

Operating income (loss)
Offshore/Manufactured Products	$11,090	$10,196	$894
Well Site Services	6,966	(3,395)	10,361
Downhole Technologies	(1,519)	(1,505)	(14)
Corporate	(10,662)	(9,632)	(1,030)
Total	$5,875	$(4,336)	$10,211

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
We reported net income for the three months ended March 31, 2023 of $2.2 million, or $0.03 per share. These results compare to a net loss for the three months ended March 31, 2022 of $9.4 million, or $0.16 per share.
Increased capital investments by our customers, together with our internal cost control and strict capital discipline measures and other corporate actions, resulted in significant improvements in our recent consolidated results.
Revenues. Consolidated total revenues in the first three months of 2023 increased $32.2 million, or 20%, from the first three months of 2022.
Consolidated product revenues in the first three months of 2023 increased $14.1 million, or 16%, from the first three months of 2022, driven primarily by higher customer demand for connector, drilling and short-cycle products. Consolidated service revenues in the first three months of 2023 increased $18.1 million, or 23%, from the first three months of 2022 due primarily to increased customer spending in the U.S. shale play regions and the Gulf of Mexico. As can be derived from the following table, 64% of our consolidated revenues in the first three months of 2023 were derived from sales of our short-cycle product and service offerings, which compares to 61% in the prior-year period.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended March 31	2023	2022	2023	2022	2023	2022	2023	2022
Major revenue categories -
Project-driven products	$39,132	$33,844	$—	$—	$—	$—	$39,132	$33,844
Short-cycle:
Completion products and services	17,955	13,580	65,406	45,166	30,942	31,760	114,303	90,506
Drilling services	—	—	1,652	3,006	—	—	1,652	3,006
Other products	9,485	7,044	—	—	—	—	9,485	7,044
Total short-cycle	27,440	20,624	67,058	48,172	30,942	31,760	125,440	100,556
Other products and services	31,627	29,644	—	—	—	—	31,627	29,644
	$98,199	$84,112	$67,058	$48,172	$30,942	$31,760	$196,199	$164,044

Percentage of total revenue by type -
Products	75%	71%	—%	—%	85%	82%	51%	52%
Services	25%	29%	100%	100%	15%	18%	49%	48%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $24.1 million, or 19%, in the first three months of 2023 compared to the first three months of 2022.
Consolidated product costs in the first three months of 2023 increased $13.9 million, or 21%, compared to the first three months of 2022 due to the reported revenue growth and a shift in sales mix, as well as higher material transportation, labor and other costs. Consolidated service costs in the first three months of 2023 increased $10.3 million, or 17%, compared to the first three months of 2022, due to the impact of higher revenue levels and increased labor and other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $0.2 million, or 1%, in the first three months of 2023 from the first three months of 2022, despite a 20% increase in total revenues.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.6 million, or 14%, in the first three months of 2023 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 9, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Operating Income (Loss). Our consolidated operating income was $5.9 million in the first three months of 2023. This compares to a consolidated operating loss of $4.3 million recognized in the first three months of 2022.
Interest Expense, Net. Net interest expense totaled $2.4 million in the first three months of 2023, which compares to $2.7 million in the first three months of 2022. Interest expense as a percentage of total debt outstanding was approximately 7% in the first three months of 2023 and 6% in the first three months of 2022.

Income Tax. Income tax expense for the the first three months of 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first three months of 2023, our income tax provision was $1.6 million on pre-tax income of $3.8 million, which included certain non-deductible expenses and discrete tax items. This compares to an income tax provision of $3.4 million on a pre-tax loss of $6.0 million for the first three months of 2022, which included the impact of valuation allowances recorded against tax assets as well as certain non-deductible expenses and discrete tax items.
Other Comprehensive Income. Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income. Other comprehensive income was $4.1 million in the first three months of 2023 compared to comprehensive income of $0.9 million in the first three months of 2022 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first three months of 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. During the first three months of 2023, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar. During the first three months of 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $14.1 million, or 17%, in the first three months of 2023 compared to the first three months of 2022 due primarily to increased demand for connector, drilling and short-cycle products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $11.1 million in the first three months of 2023, compared to operating income of $10.2 million in the first three months of 2022. This year-over-year increase was due primarily to the segment's reported revenue growth, partially offset by a shift in product sales mix and the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $326 million as of March 31, 2023 compared to $308 million as of December 31, 2022. Bookings during the first three months of 2023 totaled $118 million, yielding a book-to-bill ratio of 1.2x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $18.9 million, or 39%, in the first three months of 2023 compared to the first three months of 2022, driven primarily by increased U.S. customer activity levels.
Operating Income (Loss). Our Well Site Services segment reported operating income of $7.0 million in the first three months of 2023, compared to an operating loss of $3.4 million in the first three months of 2022. The segment's operating results improved $10.4 million from the prior-year period, due to the reported revenue growth and a $1.8 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $0.8 million, or 3%, in the first three months of 2023 from the first three months of 2022.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $1.5 million in the first three months of 2023, consistent with the results reported in the first three months of 2022.
Corporate
Operating Loss. Corporate expenses in the first three months of 2023 increased $1.0 million, or 11%, from the first three months of 2022, due primarily to higher personnel costs and professional fees.

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
Operating Activities
Cash flows used in operations totaled $5.9 million during the first three months of 2023, compared to $10.7 million used in operations during the first three months of 2022.
During 2023, $25.6 million was used to fund net working capital increases, primarily due to the payment of accrued 2022 short- and long-term cash incentives and an activity-driven increase in inventories. During the first quarter of 2022, $21.3 million was used to fund net working capital increases, primarily due to increases in inventories and accounts receivable driven by higher activity levels.
Investing Activities
Net cash used in investing activities during the first three months of 2023 totaled $6.4 million, compared to $2.1 million used in investing activities during the first three months of 2022.
Capital expenditures totaled $6.6 million and $2.9 million during the first three months of 2023 and 2022, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $0.2 million and $0.9 million during the first three months of 2023 and 2022, respectively.
We expect to spend approximately $25 million in capital expenditures during 2023. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first three months of 2023, net cash of $14.4 million was used in financing activities, which included the repayment of the $17.3 million principal amount of our outstanding 2023 Notes. This compares to $1.2 million of cash used in financing activities during the first three months of 2022.
As of March 31, 2023, we had cash and cash equivalents totaling $15.8 million, which compared to $42.0 million as of December 31, 2022.
As of March 31, 2023, we had $5.0 million in borrowings outstanding under our ABL Facility, $135.0 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $3.3 million. Our reported interest expense included amortization of deferred financing costs of $0.4 million during the first three months of 2023. For the first three months of 2023, our contractual cash interest expense was $2.0 million, or approximately 5% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the two U.S. bank failures in March 2023 resulted in significant disruptions to global banking and financial markets. For companies like ours that support the energy industry, these disruptions negatively impacted the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related information and risks. A final rule is expected to be released in the second quarter of 2023, but we cannot predict the final form and substance of the rule and its requirements at this time. The ultimate impact on our business is uncertain and, upon finalization, we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting access to capital or seeking more stringent conditions with respect to their investments in us, our customers and other companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factors in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022 titled, "Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide" and "Increasing attention to ESG matters may impact our business."
Stock Repurchase Program. On February 16, 2023, the Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. As of March 31, 2023, no repurchases were made under this authorization.
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
See Note 3, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement. As of March 31, 2023, we had $5.0 million of outstanding borrowings and $15.9 million of outstanding letters of credit under the ABL Agreement. The total amount available to be drawn as of March 31, 2023 was $92.8 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of 4.75% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between us and Computershare Trust Company, National Association, as successor trustee. The 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million.
See Note 3, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of March 31, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 1.50% convertible senior notes due 2023 (the "2023 Notes") matured and the outstanding $17.3 million principal amount was repaid in full.
Our total debt represented 17% and 18% of our combined total debt and stockholders' equity as of March 31, 2023 and December 31, 2022, respectively.
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
See Note 10, "Commitments and Contingencies," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements. As of March 31, 2023, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2023, we had $5.0 million in floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations exposes us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates increased by 1% from March 31, 2023 levels, our consolidated interest expense would increase by a total of approximately $0.1 million annually.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2023, our reported foreign currency exchange losses were $0.5 million and are included in "Other operating expense, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $4.1 million from $78.9 million as of December 31, 2022 to $74.8 million as of March 31, 2023, due to changes in currency exchange rates. During the three months ended March 31, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 3% and 2%, respectively, compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 10, "Commitments and Contingencies."
ITEM 1A. Risk Factors
"Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. Except as described below, there have been no material changes to our risk factors as set forth in our 2022 Annual Report on Form 10-K.
Adverse developments affecting the financial services industry, such as events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company's current and projected business operations and its financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about such events or other similar risks, have in the past and may in the future lead to acute or market-wide liquidity problems. In addition, if any of the Company's customers, suppliers or other business counterparties are unable to access funds held by such a financial institution, such parties' ability to pay their obligations to the Company or to enter into new commercial arrangements requiring additional payments to the Company could be adversely affected.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, Federal Deposit Insurance Corporation ("FDIC") and Federal Reserve Board have announced a program to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, the Company maintains cash balances at third-party financial institutions in excess of FDIC standard insurance limits, and there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion.
Access to funding sources and other credit arrangements in amounts adequate to finance the Company's business operations could be significantly impaired by the foregoing factors that affect the Company, any financial institutions with which the Company enters into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on the Company's current and projected business operations and the Company's financial condition and results of operations. These risks include, but may not be limited to, the following:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•inability to enter into credit facilities or other working capital resources;
•potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements; or
•termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Company to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could, among other risks, adversely impact the Company's ability to meet operating expenses or other obligations, financial or otherwise, result in breaches of the Company's financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by the Company's customers, vendors or suppliers. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on the Company's liquidity and its current and/or projected business operations and financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2023	—	$—	—	$—
February 1 through February 28, 2023	204,541	9.47	—	25,000,000
March 1 through March 31, 2023	—	—	—	25,000,000
Total	204,541	$9.47	—
________________
(1)All shares purchased during the three-month period ended March 31, 2023 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(2)On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchases of the Company's common stock, par value $0.01 per share, through February 2025. As of March 31, 2023, no repurchases were made under this authorization.
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

3.2	—	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 17, 2023 (File No. 001-16337)).

3.3	—
Certificate of Designations of Special Preferred Voting Stock of Oil States International, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001-16337)).

10.1*+	—	Form of Performance Award Agreement under the Registrant's Amended and Restated Equity Participation Plan.

10.2*+	—	Form of Restricted Stock Agreement under the Registrant's Amended and Restated Equity Participation Plan.

10.3*+	—	Form of Cash Award Agreement.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	April 28, 2023	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)