Form 10-Q
period 2023-06-30
OIL STATES INTERNATIONAL, INC
filed 2023-07-27
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 21, 2023, the number of shares of common stock outstanding was 63,902,866.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Products	$92,630	$99,033	$192,470	$184,794
Services	90,899	82,801	187,258	161,084
	183,529	181,834	379,728	345,878

Costs and expenses:
Product costs	72,659	79,388	151,336	144,189
Service costs	69,371	62,768	141,429	124,571
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,030	142,156	292,765	268,760
Selling, general and administrative expense	23,528	23,757	47,544	47,590
Depreciation and amortization expense	15,537	17,239	30,793	35,056
Other operating income, net	(835)	(228)	(518)	(102)
	180,260	182,924	370,584	351,304
Operating income (loss)	3,269	(1,090)	9,144	(5,426)

Interest expense, net	(2,059)	(2,638)	(4,450)	(5,310)
Other income, net	210	376	486	1,401
Income (loss) before income taxes	1,420	(3,352)	5,180	(9,335)
Income tax provision	(862)	(1,792)	(2,464)	(5,233)
Net income (loss)	$558	$(5,144)	$2,716	$(14,568)

Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.04	$(0.24)
Diluted	0.01	(0.08)	0.04	(0.24)

Weighted average number of common shares outstanding:
Basic	62,803	60,704	62,814	60,601
Diluted	63,174	60,704	63,161	60,601
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$558	$(5,144)	$2,716	$(14,568)

Other comprehensive income (loss):
Currency translation adjustments	3,270	(12,680)	7,419	(11,819)
Comprehensive income (loss)	$3,828	$(17,824)	$10,135	$(26,387)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,420	$42,018
Accounts receivable, net	180,917	218,769
Inventories, net	205,132	182,658
Prepaid expenses and other current assets	28,217	19,317
Total current assets	456,686	462,762

Property, plant, and equipment, net	296,015	303,835
Operating lease assets, net	23,266	23,028
Goodwill, net	79,778	79,282
Other intangible assets, net	161,476	169,798
Other noncurrent assets	27,799	25,687
Total assets	$1,045,020	$1,064,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$513	$17,831
Accounts payable	56,726	73,251
Accrued liabilities	42,987	49,057
Current operating lease liabilities	6,750	6,142
Income taxes payable	2,740	2,605
Deferred revenue	53,027	44,790
Total current liabilities	162,743	193,676

Long-term debt	135,273	135,066
Long-term operating lease liabilities	20,027	20,658
Deferred income taxes	8,601	6,652
Other noncurrent liabilities	20,271	18,782
Total liabilities	346,915	374,834

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 77,231,725 shares and 76,587,920 shares issued, respectively	772	766
Additional paid-in capital	1,125,647	1,122,292
Retained earnings	274,743	272,027
Accumulated other comprehensive loss	(71,522)	(78,941)
Treasury stock, at cost, 13,328,859 and 12,684,101 shares, respectively	(631,535)	(626,586)
Total stockholders' equity	698,105	689,558
Total liabilities and stockholders' equity	$1,045,020	$1,064,392
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2023	$771	$1,123,876	$274,185	$(74,792)	$(628,522)	$695,518
Net income	—	—	558	—	—	558
Currency translation adjustments (excluding intercompany advances)	—	—	—	2,709	—	2,709
Currency translation adjustments on intercompany advances	—	—	—	561	—	561
Stock-based compensation expense	1	1,771	—	—	—	1,772
Stock repurchases	—	—	—	—	(3,001)	(3,001)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(12)	(12)
Balance, June 30, 2023	$772	$1,125,647	$274,743	$(71,522)	$(631,535)	$698,105

Six Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
Net income	—	—	2,716	—	—	2,716
Currency translation adjustments (excluding intercompany advances)	—	—	—	6,203	—	6,203
Currency translation adjustments on intercompany advances	—	—	—	1,216	—	1,216
Stock-based compensation expense	6	3,355	—	—	—	3,361
Stock repurchases	—	—	—	—	(3,001)	(3,001)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,948)	(1,948)
Balance, June 30, 2023	$772	$1,125,647	$274,743	$(71,522)	$(631,535)	$698,105
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,716	$(14,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30,793	35,056
Stock-based compensation expense	3,361	3,504
Amortization of deferred financing costs	892	944
Deferred income tax provision	997	2,584
Gains on disposals of assets	(561)	(1,185)
Settlement of disputes with seller of GEODynamics, Inc.	—	620
Other, net	(267)	360
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	39,042	(20,469)
Inventories	(21,197)	(14,664)
Accounts payable and accrued liabilities	(25,924)	(5,994)
Deferred revenue	8,237	4,647
Other operating assets and liabilities, net	653	(870)
Net cash flows provided by (used in) operating activities	38,742	(10,035)

Cash flows from investing activities:
Capital expenditures	(17,338)	(6,453)
Proceeds from disposition of property and equipment	690	1,652
Acquisition of business, net of cash acquired	—	(8,125)
Other, net	(66)	(85)
Net cash flows used in investing activities	(16,714)	(13,011)

Cash flows from financing activities:
Revolving credit facility borrowings	35,592	9,725
Revolving credit facility repayments	(35,592)	(9,725)
Repayment of 1.50% convertible senior notes	(17,315)	(6,272)
Other debt and finance lease repayments	(226)	(359)
Payment of financing costs	(95)	(74)
Purchases of treasury stock	(3,001)	—
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,948)	(1,002)
Net cash flows used in financing activities	(22,585)	(7,707)

Effect of exchange rate changes on cash and cash equivalents	959	147
Net change in cash and cash equivalents	402	(30,606)
Cash and cash equivalents, beginning of period	42,018	52,852
Cash and cash equivalents, end of period	$42,420	$22,246

Cash paid (received) for:
Interest	$4,060	$4,105
Income taxes, net	(1,475)	291
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
The Company revised its presentation of supplemental disclosure of disaggregated revenue information in Note 9, "Segments and Related Information," in the second quarter of 2023. Prior-period disclosures of disaggregated revenue information were conformed with the current-period presentation.
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
2.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2023 and December 31, 2022 is presented below (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net:
Trade	$131,726	$145,540
Unbilled revenue	26,796	29,679
Contract assets	23,714	42,599
Other	3,754	6,177
Total accounts receivable	185,990	223,995
Allowance for doubtful accounts	(5,073)	(5,226)
	$180,917	$218,769

Allowance for doubtful accounts as a percentage of total accounts receivable	3%	2%

	June 30, 2023	December 31, 2022
Deferred revenue (contract liabilities)	$53,027	$44,790
As of June 30, 2023, accounts receivable, net in the United States and the United Kingdom represented 73% and 10%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of June 30, 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the six months ended June 30, 2023, the $18.9 million net decrease in contract assets was attributable to $37.3 million transferred to accounts receivable during the period, which was partially offset by $18.4 million in revenue recognized. Deferred revenue (contract liabilities) increased by $8.2 million in the first six months of 2023, reflecting $20.6 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $12.4 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Allowance for doubtful accounts – January 1	$5,226	$4,471
Provisions	14	1,044
Write-offs	(204)	(629)
Other	37	280
Allowance for doubtful accounts – June 30	$5,073	$5,166

	June 30, 2023	December 31, 2022
Inventories, net:
Finished goods and purchased products	$103,641	$90,443
Work in process	33,431	32,079
Raw materials	107,781	97,817
Total inventories	244,853	220,339
Allowance for excess or obsolete inventory	(39,721)	(37,681)
	$205,132	$182,658

	June 30, 2023	December 31, 2022
Property, plant and equipment, net:
Property, plant and equipment	$1,054,155	$1,128,834
Accumulated depreciation	(758,140)	(824,999)
	$296,015	$303,835
During the second quarter of 2023, a facility held for sale by the Offshore/Manufactured Products segment was reclassified from property, plant and equipment to prepaid and other current assets. The estimated fair value of the facility exceeded its net carrying value of $6.9 million and, thus no impairment charge was recognized.
For the three months ended June 30, 2023 and 2022, depreciation expense was $11.2 million and $12.0 million, respectively. Depreciation expense was $22.2 million and $24.6 million, respectively, for the six months ended June 30, 2023 and 2022.

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,313	$52,069	$89,244	$141,179	$47,629	$93,550
Patents/Technology/Know-how	69,977	31,863	38,114	69,830	29,214	40,616
Tradenames and other	52,502	18,384	34,118	52,488	16,856	35,632
	$263,792	$102,316	$161,476	$263,497	$93,699	$169,798
For the three months ended June 30, 2023 and 2022, amortization expense was $4.3 million and $5.3 million, respectively. Amortization expense was $8.6 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2023	December 31, 2022
Other noncurrent assets:
Deferred compensation plan	$19,231	$17,551
Deferred financing costs	1,543	1,893
Deferred income taxes	2,351	1,517
Other	4,674	4,726
	$27,799	$25,687

	June 30, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$21,742	$33,659
Accrued taxes, other than income taxes	3,762	1,865
Insurance liabilities	4,150	4,640
Accrued interest	1,685	1,784
Accrued commissions	2,475	2,302
Other	9,173	4,807
	$42,987	$49,057
3.    Long-term Debt
As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving credit facility(1)	$—	$—
2026 Notes(2)	132,597	132,164
2023 Notes	—	17,303
Other debt and finance lease obligations	3,189	3,430
Total debt	135,786	152,897
Less: Current portion	(513)	(17,831)
Total long-term debt	$135,273	$135,066
____________________
(1)Unamortized deferred financing costs of $1.5 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023, the Company had no borrowings outstanding under the ABL Facility and $15.1 million of outstanding letters of credit. The total amount available to be drawn as of June 30, 2023 was $90.9 million, calculated based on the current borrowing base less outstanding borrowings and letters of credit. As of June 30, 2023, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Computershare Trust Company, National Association, as successor trustee.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company's common stock. As of June 30, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On February 15, 2023, the Company's 1.50% convertible senior notes due 2023 (the "2023 Notes") matured and the outstanding $17.3 million principal amount was repaid in full.
4.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of June 30, 2023 was $143.9 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2023 (in thousands):

Shares of common stock outstanding – December 31, 2022	63,904
Restricted stock awards, net of forfeitures	644
Shares withheld for taxes on vesting of stock awards	(206)
Purchases of treasury stock	(439)
Shares of common stock outstanding – June 30, 2023	63,903
As of June 30, 2023 and December 31, 2022, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchase of the Company's common stock, par value $0.01 per share, through February 2025. During the second quarter of 2023, the Company repurchased 438,563 shares of common stock under the program at a total cost of $3.0 million. The amount remaining under the Company's share repurchase authorization as of June 30, 2023 was $22.0 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss decreased from $78.9 million at December 31, 2022 to $71.5 million at June 30, 2023. For the three and six months ended June 30, 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the six months ended June 30, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 5% and 8%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $7.4 million. During the six months ended June 30, 2022, the exchange rate for the British pound weakened by 10% compared to the U.S. dollar while the Brazilian real strengthened by 7% compared to the U.S. dollar, contributing to other comprehensive loss of $11.8 million.
6.    Income Taxes
The income tax expense for the three and six months ended June 30, 2023 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2023, the Company's income tax expense was $0.9 million on pre-tax income of $1.4 million, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets. This compares to an income tax expense of $1.8 million on a pre-tax loss of $3.4 million, which included the impact of changes in valuation allowances recorded against tax assets as well as certain non-deductible expenses and discrete tax items, for the three months ended June 30, 2022.
For the six months ended June 30, 2023, the Company's income tax expense was $2.5 million on pre-tax income of $5.2 million, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets. This compares to an income tax expense of $5.2 million on a pre-tax loss of $9.3 million, which included the impact of valuation allowances recorded against tax assets as well as certain non-deductible expenses and discrete tax items, for the six months ended June 30, 2022.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerators:
Net income (loss)	$558	$(5,144)	$2,716	$(14,568)
Less: Income attributable to unvested restricted stock awards	(11)	—	(53)	—
Numerator for basic net income (loss) per share	547	(5,144)	2,663	(14,568)
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net income (loss) per share	$547	$(5,144)	$2,663	$(14,568)

Denominators:
Weighted average number of common shares outstanding	64,061	61,948	64,064	61,788
Less: Weighted average number of unvested restricted stock awards outstanding	(1,258)	(1,244)	(1,250)	(1,187)
Denominator for basic net income (loss) per share	62,803	60,704	62,814	60,601
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Unvested performance share units	371	—	347	—
Denominator for diluted net income (loss) per share	63,174	60,704	63,161	60,601

Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.04	$(0.24)
Diluted	0.01	(0.08)	0.04	(0.24)
The calculation of diluted net income per share for the three and six months ended June 30, 2023 excluded 163 thousand shares and 186 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and six months ended June 30, 2022 excluded 264 thousand shares and 306 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company's share price.
8.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the six months ended June 30, 2023 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2022	245	1,222	494
Granted	—	644	211
Vested and distributed	—	(617)	—
Forfeited	(84)	—	—
Outstanding – June 30, 2023	161	1,249	705
Weighted average grant date fair value (2023 awards)		$8.81	$8.66
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards vest over one-year, with the underlying shares issued at a specified future date. Eighty-two thousand service-based stock units were outstanding as of June 30, 2023. Performance-based stock unit awards generally

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company's cumulative EBITDA over a three-year period.
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
Stock-based compensation expense recognized during the three and six months ended June 30, 2023 totaled $1.8 million and $3.4 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2022 totaled $1.7 million and $3.5 million, respectively. As of June 30, 2023, there was $10.6 million of total compensation costs related to unvested restricted stock awards, which is expected to be recognized in future periods as vesting conditions are satisfied.
9.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three and six months ended June 30, 2023 and 2022 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2023
Offshore/Manufactured Products	$94,086	$4,647	$11,253	$4,662	$538,490
Well Site Services	64,536	6,564	4,732	5,672	204,437
Downhole Technologies	24,907	4,175	(2,536)	171	249,540
Corporate	—	151	(10,180)	265	52,553
Total	$183,529	$15,537	$3,269	$10,770	$1,045,020

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2022
Offshore/Manufactured Products	$96,467	$5,249	$9,441	$571	$552,091
Well Site Services	54,819	7,395	601	2,918	195,444
Downhole Technologies	30,548	4,423	(1,485)	67	257,174
Corporate	—	172	(9,647)	39	47,594
Total	$181,834	$17,239	$(1,090)	$3,595	$1,052,303

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2023
Offshore/Manufactured Products	$192,285	$9,315	$22,343	$5,197	$538,490
Well Site Services	131,594	12,710	11,698	11,444	204,437
Downhole Technologies	55,849	8,450	(4,055)	420	249,540
Corporate	—	318	(20,842)	277	52,553
Total	$379,728	$30,793	$9,144	$17,338	$1,045,020

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2022
Offshore/Manufactured Products	$180,579	$10,579	$19,637	$1,473	$552,091
Well Site Services	102,991	15,327	(2,794)	4,466	195,444
Downhole Technologies	62,308	8,807	(2,990)	384	257,174
Corporate	—	343	(19,279)	130	47,594
Total	$345,878	$35,056	$(5,426)	$6,453	$1,052,303
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months Ended June 30
Project-driven:
Products	$32,210	$41,098	$—	$—	$—	$—	$32,210	$41,098
Services	24,846	23,995	—	—	—	—	24,846	23,995
Total project-driven	57,056	65,093	—	—	—	—	57,056	65,093
Military and other products	7,965	7,763	—	—	—	—	7,965	7,763
Short-cycle:
Products	29,065	23,611	—	—	23,390	26,561	52,455	50,172
Services	—	—	64,536	54,819	1,517	3,987	66,053	58,806
Total short-cycle	29,065	23,611	64,536	54,819	24,907	30,548	118,508	108,978
	$94,086	$96,467	$64,536	$54,819	$24,907	$30,548	$183,529	$181,834

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Six Months Ended June 30
Project-driven:
Products	$71,342	$74,942	$—	$—	$—	$—	$71,342	$74,942
Services	49,476	48,293	—	—	—	—	49,476	48,293
Total project-driven	120,818	123,235	—	—	—	—	120,818	123,235
Military and other products	14,962	13,109	—	—	—	—	14,962	13,109
Short-cycle:
Products	56,505	44,235	—	—	49,661	52,508	106,166	96,743
Services	—	—	131,594	102,991	6,188	9,800	137,782	112,791
Total short-cycle	56,505	44,235	131,594	102,991	55,849	62,308	243,948	209,534
	$192,285	$180,579	$131,594	$102,991	$55,849	$62,308	$379,728	$345,878
Revenues from products and services transferred to customers over time accounted for approximately 66% and 64% of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2023, the Company had $210.7 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 33% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2023, with an additional 47% recognized in 2024 and the balance thereafter.

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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:
•the impact of disruptions in the bank and capital markets, including the three U.S. bank failures which occurred in March and May of 2023;
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

Recent Developments
Brent and West Texas Intermediate ("WTI") crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2023	$81.01	$77.99
2022	100.87	113.84	$100.71	$88.77	$100.99
WTI Crude (per bbl)
2023	$75.91	$73.54
2022	95.18	108.83	$93.06	$82.79	$94.90
Henry Hub Natural Gas (per MMBtu)
2023	$2.64	$2.16
2022	4.67	7.50	$8.03	$5.55	$6.45
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On July 21, 2023, Brent crude oil, WTI crude oil and natural gas spot prices closed at $81.06 per barrel, $77.06 per barrel and $2.61 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on July 21, 2023 was 669 rigs – 7% below the second quarter 2023 average.
In February 2023, we repaid the $17.3 million principal amount, plus accrued interest, outstanding under our 2023 Notes (as defined below). Additionally, our Board of Directors authorized a $25.0 million stock repurchase plan, which extends through February 2025. During the second quarter of 2023, $3.0 million of share repurchases were made under this authorization.
Overview
Current and expected future pricing for WTI crude oil and natural gas and inflationary costs increases, along with expectations regarding the regulatory environment in the regions in which we operate, are factors that will continue to influence our customers' willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers' spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
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
Customer spending in the natural gas shale plays has moderated over the last ten years due to technological advancements that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in the United States.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of our U.S. operations.
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development related to, and have been awarded select contracts and are bidding on additional projects that facilitate, the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 63% of Offshore/Manufactured Products segment sales in the first six months of 2023 were driven by our customers' capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products and services"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $338 million as of June 30, 2023 from $308 million as of December 31, 2022 and $241 million as of June 30, 2022. Bookings totaled $106 million in the second quarter of 2023, yielding a book-to-bill ratio of 1.1x (1.2x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2023	$326	$338
2022	265	241	$258	$308
2021	226	214	249	260
Our Well Site Services segment provides completion services and, to a much lesser extent, land drilling services, in the United States (including the Gulf of Mexico) and internationally. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of and initial production from new and recompleted wells in our U.S. operations, which are dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations. Well intensity and complexity have increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.
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

	As of July 21, 2023	Average for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
United States Rig Count:
Land – Oil	509	551	548	565	521
Land – Natural gas and other	138	146	149	151	137
Offshore	22	22	16	20	17
	669	719	713	736	675
International Rig Count:
Land		844	733	871	781
Offshore		231	197	228	195
		1,075	930	1,099	976
		1,794	1,643	1,835	1,651

The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2023, oil-directed drilling accounted for 81% of the total U.S. rig count – with the balance largely natural gas related. As can be derived from the table above, the average U.S. rig count for the first six months of 2023 increased by 61 rigs, or 9%, compared to the average for the first six months of 2022.
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
We revised our presentation of supplemental disclosure of disaggregated revenue information in the second quarter of 2023. Prior-period disclosures of disaggregated revenue information presented within this discussion and analysis were conformed with the current-period presentation.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Revenues:
Products	$92,630	$99,033	$(6,403)	$192,470	$184,794	$7,676
Services	90,899	82,801	8,098	187,258	161,084	26,174
	183,529	181,834	1,695	379,728	345,878	33,850
Costs and expenses:
Product costs	72,659	79,388	(6,729)	151,336	144,189	7,147
Service costs	69,371	62,768	6,603	141,429	124,571	16,858
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,030	142,156	(126)	292,765	268,760	24,005
Selling, general and administrative expenses	23,528	23,757	(229)	47,544	47,590	(46)
Depreciation and amortization expense	15,537	17,239	(1,702)	30,793	35,056	(4,263)
Other operating income, net	(835)	(228)	(607)	(518)	(102)	(416)
	180,260	182,924	(2,664)	370,584	351,304	19,280
Operating income (loss)	3,269	(1,090)	4,359	9,144	(5,426)	14,570

Interest expense, net	(2,059)	(2,638)	579	(4,450)	(5,310)	860
Other income, net	210	376	(166)	486	1,401	(915)
Income (loss) before income taxes	1,420	(3,352)	4,772	5,180	(9,335)	14,515
Income tax provision	(862)	(1,792)	930	(2,464)	(5,233)	2,769
Net income (loss)	$558	$(5,144)	$5,702	$2,716	$(14,568)	$17,284

Net income (loss) per share:
Basic	$0.01	$(0.08)		$0.04	$(0.24)
Diluted	0.01	(0.08)		0.04	(0.24)

Weighted average number of common shares outstanding:
Basic	62,803	60,704		62,814	60,601
Diluted	63,174	60,704		63,161	60,601

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three and six months ended June 30, 2023 and 2022 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
Revenues:
Offshore/Manufactured Products
Project-driven:
Products	$32,210	$41,098	$(8,888)	$71,342	$74,942	$(3,600)
Services	24,846	23,995	851	49,476	48,293	1,183
	57,056	65,093	(8,037)	120,818	123,235	(2,417)
Military and other products	7,965	7,763	202	14,962	13,109	1,853
Short-cycle products	29,065	23,611	5,454	56,505	44,235	12,270
Total Offshore/Manufactured Products	94,086	96,467	(2,381)	192,285	180,579	11,706
Well Site Services	64,536	54,819	9,717	131,594	102,991	28,603
Downhole Technologies	24,907	30,548	(5,641)	55,849	62,308	(6,459)
	$183,529	$181,834	$1,695	$379,728	$345,878	$33,850

Operating income (loss):
Offshore/Manufactured Products	$11,253	$9,441	$1,812	$22,343	$19,637	$2,706
Well Site Services	4,732	601	4,131	11,698	(2,794)	14,492
Downhole Technologies	(2,536)	(1,485)	(1,051)	(4,055)	(2,990)	(1,065)
Corporate	(10,180)	(9,647)	(533)	(20,842)	(19,279)	(1,563)
	$3,269	$(1,090)	$4,359	$9,144	$(5,426)	$14,570

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
We reported net income for the three months ended June 30, 2023 of $0.6 million, or $0.01 per share. These results compare to a net loss for the three months ended June 30, 2022 of $5.1 million, or $0.08 per share.
Increased capital investments by our customers, together with our internal cost control and strict capital discipline measures and other corporate actions, resulted in significant improvements in our recent consolidated results.
Revenues. Consolidated total revenues in the second quarter of 2023 increased $1.7 million, or 1%, from the second quarter of 2022.
Consolidated product revenues in the second quarter of 2023 decreased $6.4 million, or 6%, from the second quarter of 2022, driven primarily by the timing of conversion of production facility and connector products from backlog into revenue and lower customer demand for perforating products. Consolidated service revenues in the second quarter of 2023 increased $8.1 million, or 10%, from the second quarter of 2022 due primarily to increased customer spending in the U.S. shale play regions and the Gulf of Mexico.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended June 30	2023	2022	2023	2022	2023	2022	2023	2022
Project-driven:
Products	$32,210	$41,098	$—	$—	$—	$—	$32,210	$41,098
Services	24,846	23,995	—	—	—	—	24,846	23,995
Total project-driven	57,056	65,093	—	—	—	—	57,056	65,093
Military and other products	7,965	7,763	—	—	—	—	7,965	7,763
Short-cycle:
Products	29,065	23,611	—	—	23,390	26,561	52,455	50,172
Services	—	—	64,536	54,819	1,517	3,987	66,053	58,806
Total short-cycle	29,065	23,611	64,536	54,819	24,907	30,548	118,508	108,978
	$94,086	$96,467	$64,536	$54,819	$24,907	$30,548	$183,529	$181,834

Percentage of total revenue by type -
Products	74%	75%	—%	—%	94%	87%	50%	54%
Services	26%	25%	100%	100%	6%	13%	50%	46%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the second quarter of 2023 was comparable to the level reported in the second quarter of 2022.
Consolidated product costs the second quarter of 2023 decreased $6.7 million, or 8%, from the second quarter of 2022 due to the reported revenue decrease and a shift in sales mix, partially offset by higher material, transportation, labor and other costs. Consolidated service costs in the second quarter of 2023 increased $6.6 million, or 11%, from the second quarter of 2022, due to the impact of higher revenue levels and increased labor and other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense in the second quarter of 2023 was comparable to the level reported in the second quarter of 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.7 million, or 10%, in the second quarter of 2023 compared to the prior-year quarter, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 9, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Operating Income (Loss). Our consolidated operating income was $3.3 million in the second quarter of 2023. This compares to a consolidated operating loss of $1.1 million recognized in the second quarter of 2022.
Interest Expense, Net. Net interest expense totaled $2.1 million in the second quarter of 2023, which compares to $2.6 million in the same period of 2022. Interest expense as a percentage of total debt outstanding was approximately 7% in the second quarter of 2023, compared to 6% in the second quarter of 2022.

Income Tax. Income tax expense for the three months ended June 30, 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2023, our income tax provision was $0.9 million on pre-tax income of $1.4 million, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $1.8 million on a pre-tax loss of $3.4 million for the three months ended June 30, 2022, which was negatively impacted by valuation allowances recorded against deferred tax assets as well as certain non-deductible expenses.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $3.3 million in the second quarter of 2023 compared to comprehensive loss of $12.7 million in the second quarter of 2022 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended June 30, 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2023, the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the second quarter of 2022, when the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues decreased $2.4 million, or 2%, in the second quarter of 2023 compared to the second quarter of 2022 due primarily to the timing of conversion of production facility and connector products from backlog into revenue, partially offset by higher short-cycle product revenue.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $11.3 million in the second quarter of 2023, compared to operating income of $9.4 million in the second quarter of 2022. This year-over-year increase was due primarily to a favorable shift in product sales mix.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $338 million as of June 30, 2023, with second quarter 2023 bookings of $106 million and a quarterly book-to-bill ratio of 1.1x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $9.7 million, or 18%, in the second quarter of 2023 compared to the prior-year quarter, driven primarily by increased U.S. customer activity levels.
Operating Income. Our Well Site Services segment reported operating income of $4.7 million in the second quarter of 2023, compared to operating income of $0.6 million in the second quarter of 2022. The segment's operating results improved $4.1 million from the prior-year period, due primarily to the reported revenue growth and an $0.8 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $5.6 million, or 18%, in the second quarter of 2023 from the prior-year period.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $2.5 million in the second quarter of 2023, which included a $1.0 million non-cash provision for excess and obsolete inventory. This compares to an operating loss of $1.5 million in the prior-year period.
Corporate
Operating Loss. Corporate expenses increased $0.5 million, or 6%, in the second quarter of 2023 from the prior-year period, due primarily to higher marketing and personnel costs.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
We reported net income for the six months ended June 30, 2023 of $2.7 million, or $0.04 per share. These results compare to a net loss for the six months ended June 30, 2022 of $14.6 million, or $0.24 per share.
Increased capital investments by our customers, together with our internal cost control and strict capital discipline measures and other corporate actions, resulted in significant improvements in our recent consolidated results.
Revenues. Consolidated total revenues in the first six months of 2023 increased $33.9 million, or 10%, from the first six months of 2022.
Consolidated product revenues in the first six months of 2023 increased $7.7 million, or 4%, from the first six months of 2022, driven primarily by higher customer demand for short-cycle products. Consolidated service revenues in the first six months of 2023 increased $26.2 million, or 16%, from the first six months of 2022 due primarily to increased customer spending in the U.S. shale play regions and the Gulf of Mexico.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2023 and 2022 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Six Months Ended June 30	2023	2022	2023	2022	2023	2022	2023	2022
Project-driven:
Products	$71,342	$74,942	$—	$—	$—	$—	$71,342	$74,942
Services	49,476	48,293	—	—	—	—	49,476	48,293
Total project-driven	120,818	123,235	—	—	—	—	120,818	123,235
Military and other products	14,962	13,109	—	—	—	—	14,962	13,109
Short-cycle:
Products	56,505	44,235	—	—	49,661	52,508	106,166	96,743
Services	—	—	131,594	102,991	6,188	9,800	137,782	112,791
Total short-cycle	56,505	44,235	131,594	102,991	55,849	62,308	243,948	209,534
	$192,285	$180,579	$131,594	$102,991	$55,849	$62,308	$379,728	$345,878

Percentage of total revenue by type -
Products	74%	73%	—%	—%	89%	84%	51%	53%
Services	26%	27%	100%	100%	11%	16%	49%	47%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $24.0 million, or 9%, in the first six months of 2023 compared to the first six months of 2022.
Consolidated product costs in the first six months of 2023 increased $7.1 million, or 5%, compared to the first six months of 2022 due primarily to the reported revenue growth and a shift in sales mix, as well as higher material, transportation, labor and other costs. Consolidated service costs in the first six months of 2023 increased $16.9 million, or 14%, compared to the first six months of 2022, due primarily to the impact of higher revenue levels and increased labor and other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense in the first six months of 2023 was comparable to the first six months of 2022, despite a 10% increase in total revenues.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.3 million, or 12%, in the first six months of 2023 compared to the prior-year period, driven primarily by reduced capital investments made in our Well Site Services segment in recent years. Note 9, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Operating Income (Loss). Our consolidated operating income was $9.1 million in the first six months of 2023. This compares to a consolidated operating loss of $5.4 million recognized in the first six months of 2022.
Interest Expense, Net. Net interest expense totaled $4.5 million in the first six months of 2023, which compares to $5.3 million in the first six months of 2022. Interest expense as a percentage of total debt outstanding was approximately 7% in the first six months of 2023, compared to 6% in the first six months of 2022.

Income Tax. Income tax expense for the first six months of 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first six months of 2023, our income tax provision was $2.5 million on pre-tax income of $5.2 million, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $5.2 million on a pre-tax loss of $9.3 million for the first six months of 2022, which was negatively impacted by valuation allowances recorded against deferred tax assets as well as certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $7.4 million in the first six months of 2023 compared to comprehensive loss of $11.8 million in the first six months of 2022 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first six months of 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2023, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar. During the first six months of 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $11.7 million, or 6%, in the first six months of 2023 compared to the first six months of 2022 due primarily to increased demand for short-cycle and industrial products.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $22.3 million in the first six months of 2023, compared to operating income of $19.6 million in the first six months of 2022. This year-over-year increase was due primarily to the segment's reported revenue growth and lower professional fees and bad debt expense, partially offset by a shift in product sales mix and the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $338 million as of June 30, 2023 compared to $308 million as of December 31, 2022. Bookings during the first six months of 2023 totaled $224 million, yielding a year-to-date book-to-bill ratio of 1.2x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $28.6 million, or 28%, in the first six months of 2023 compared to the first six months of 2022, driven primarily by higher U.S. customer activity levels.
Operating Income (Loss). Our Well Site Services segment reported operating income of $11.7 million in the first six months of 2023, compared to an operating loss of $2.8 million in the first six months of 2022. The segment's operating results improved $14.5 million from the prior-year period, due to the reported revenue growth and a $2.6 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $6.5 million, or 10%, in the first six months of 2023 from the first six months of 2022.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $4.1 million in the first six months of 2023, compared to an operating loss of $3.0 million reported in the first six months of 2022. This year-over-year increase in operating loss is due primarily to the reported decrease in the segment's revenue.
Corporate
Operating Loss. Corporate expenses in the first six months of 2023 increased $1.6 million, or 8%, from the first six months of 2022, due primarily to higher personnel and marketing costs.

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
Operating Activities
Cash flows from operations totaled $38.7 million during the first six months of 2023, compared to $10.0 million used in operations during the first six months of 2022.
During the first six months of 2023, $0.8 million was provided by net working capital decreases, with the favorable impact of a decrease in accounts receivable and an increase in deferred revenues, substantially offset by an activity-driven increase in inventories and the payment of accrued 2022 short-and long-term cash incentives in the first quarter of 2023. During the first six months of 2022, $37.4 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories driven by higher activity levels.
Investing Activities
Net cash used in investing activities during the first six months of 2023 totaled $16.7 million, compared to $13.0 million used in investing activities during the first six months of 2022.
Capital expenditures totaled $17.3 million and $6.5 million during the first six months of 2023 and 2022, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $0.7 million and $1.7 million during the first six months of 2023 and 2022, respectively.
In the second quarter of 2022, we acquired E-Flow Control Holdings Limited, a global provider of fully integrated handling, control, monitoring and instrumentation solutions. The purchase price of $8.1 million (net of cash acquired) was funded with cash on-hand.
We expect to invest approximately $28 million in capital expenditures during 2023. We plan to fund these capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first six months of 2023, net cash of $22.6 million was used in financing activities, which included the repayment of the $17.3 million principal amount of our outstanding 2023 Notes and the repurchases of $3.0 million of the Company's common stock. This compares to $7.7 million of cash used in financing activities during the first six months of 2022.
As of June 30, 2023, we had cash and cash equivalents totaling $42.4 million, which compared to $42.0 million as of December 31, 2022.
As of June 30, 2023, we had no borrowings outstanding under our ABL Facility, $135.0 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $3.2 million. Our reported interest expense included amortization of deferred financing costs of $0.9 million during the first six months of 2023. For the first six months of 2023, our contractual cash interest expense was $4.0 million, or approximately 5% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the two U.S. bank failures in March 2023, as well as the third bank failure in May 2023, resulted in significant disruptions to global banking and financial markets. For companies like ours that support the energy industry, these disruptions negatively impacted the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.

On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related information and risks. A final rule is expected to be released in the fourth quarter of 2023, but we cannot predict the final form and substance of the rule and its requirements at this time. The ultimate impact on our business is uncertain and, upon finalization, we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting access to capital or seeking more stringent conditions with respect to their investments in us, our customers and other companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factors in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022 titled, "Our and our customers' operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide" and "Increasing attention to ESG matters may impact our business."
Stock Repurchase Program. On February 16, 2023, the Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. As of June 30, 2023, $3.0 million of share repurchases have been made under this authorization.
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
See Note 3, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement. As of June 30, 2023, we had $15.1 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of June 30, 2023 was $90.9 million, calculated based on the then-current borrowing base less outstanding letters of credit.
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
See Note 3, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of June 30, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 1.50% convertible senior notes due 2023 (the "2023 Notes") matured and the outstanding $17.3 million principal amount was repaid in full.
Our total debt represented 16% and 18% of our combined total debt and stockholders' equity as of June 30, 2023 and December 31, 2022, respectively.
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

Off-Balance Sheet Arrangements. As of June 30, 2023, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2023, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first six months of 2023, our reported foreign currency exchange losses were $0.7 million and are included in "Other operating income, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $7.4 million from $78.9 million as of December 31, 2022 to $71.5 million as of June 30, 2023, due to changes in currency exchange rates. During the six months ended June 30, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 5% and 8%, respectively, compared to the U.S. dollar.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2023	—	$—	—	$25,000,000
May 1 through May 31, 2023	438,563	6.84	438,563	21,998,595
June 1 through June 30, 2023	1,654	6.61	—	21,998,595
Total	440,217	$6.84	438,563
________________
(1)1,654 shares purchased during the three-month period ended June 30, 2023 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These shares were not part of a publicly announced program to purchase common stock.
(2)On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchases of the Company's common stock, par value $0.01 per share, through February 2025. As of June 30, 2023, $3.0 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2023, no director or executive officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

ITEM 6. Exhibits

Exhibit No.		Description

3.1*	—	Amended and Restated Certificate of Incorporation.

3.2	—	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, as filed with the SEC on February 17, 2023 (File No. 001-16337)).

3.3	—
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

OIL STATES INTERNATIONAL, INC.

Date:	July 27, 2023	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)