Form 10-Q
period 2023-09-30
OIL STATES INTERNATIONAL, INC
filed 2023-10-27
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 20, 2023, the number of shares of common stock outstanding was 63,889,176.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Products	$102,636	$99,743	$295,106	$284,537
Services	91,653	89,651	278,911	250,735
	194,289	189,394	574,017	535,272

Costs and expenses:
Product costs	80,188	81,576	231,524	225,765
Service costs	70,239	69,723	211,668	194,294
Cost of revenues (exclusive of depreciation and amortization expense presented below)	150,427	151,299	443,192	420,059
Selling, general and administrative expense	24,241	23,374	71,785	70,964
Depreciation and amortization expense	15,416	16,413	46,209	51,469
Other operating income, net	(1,985)	(6,750)	(2,503)	(6,852)
	188,099	184,336	558,683	535,640
Operating income (loss)	6,190	5,058	15,334	(368)

Interest expense, net	(1,928)	(2,637)	(6,378)	(7,947)
Other income, net	186	491	672	1,892
Income (loss) before income taxes	4,448	2,912	9,628	(6,423)
Income tax provision	(236)	(769)	(2,700)	(6,002)
Net income (loss)	$4,212	$2,143	$6,928	$(12,425)

Net income (loss) per share:
Basic	$0.07	$0.03	$0.11	$(0.20)
Diluted	0.07	0.03	0.11	(0.20)

Weighted average number of common shares outstanding:
Basic	62,651	62,674	62,760	61,292
Diluted	63,060	62,676	63,135	61,292
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$4,212	$2,143	$6,928	$(12,425)

Other comprehensive income (loss):
Currency translation adjustments	(5,749)	(11,939)	1,670	(23,758)
Comprehensive income (loss)	$(1,537)	$(9,796)	$8,598	$(36,183)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,904	$42,018
Accounts receivable, net	189,249	218,769
Inventories, net	206,541	182,658
Prepaid expenses and other current assets	36,015	19,317
Total current assets	484,709	462,762

Property, plant, and equipment, net	279,146	303,835
Operating lease assets, net	22,002	23,028
Goodwill, net	79,399	79,282
Other intangible assets, net	157,077	169,798
Other noncurrent assets	25,687	25,687
Total assets	$1,048,020	$1,064,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$589	$17,831
Accounts payable	58,489	73,251
Accrued liabilities	49,138	49,057
Current operating lease liabilities	6,461	6,142
Income taxes payable	2,593	2,605
Deferred revenue	50,370	44,790
Total current liabilities	167,640	193,676

Long-term debt	135,437	135,066
Long-term operating lease liabilities	18,768	20,658
Deferred income taxes	7,386	6,652
Other noncurrent liabilities	20,425	18,782
Total liabilities	349,656	374,834

Stockholders' equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 77,218,035 shares and 76,587,920 shares issued, respectively	772	766
Additional paid-in capital	1,127,443	1,122,292
Retained earnings	278,955	272,027
Accumulated other comprehensive loss	(77,271)	(78,941)
Treasury stock, at cost, 13,328,859 and 12,684,101 shares, respectively	(631,535)	(626,586)
Total stockholders' equity	698,364	689,558
Total liabilities and stockholders' equity	$1,048,020	$1,064,392
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

Three Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2023	$772	$1,125,647	$274,743	$(71,522)	$(631,535)	$698,105
Net income	—	—	4,212	—	—	4,212
Currency translation adjustments (excluding intercompany advances)	—	—	—	(4,429)	—	(4,429)
Currency translation adjustments on intercompany advances	—	—	—	(1,320)	—	(1,320)
Stock-based compensation expense	—	1,796	—	—	—	1,796
Stock repurchases	—	—	—	—	—	—
Surrender of stock to settle taxes on stock awards	—	—	—	—	—	—
Balance, September 30, 2023	$772	$1,127,443	$278,955	$(77,271)	$(631,535)	$698,364

Nine Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
Net income	—	—	6,928	—	—	6,928
Currency translation adjustments (excluding intercompany advances)	—	—	—	1,774	—	1,774
Currency translation adjustments on intercompany advances	—	—	—	(104)	—	(104)
Stock-based compensation expense	6	5,151	—	—	—	5,157
Stock repurchases	—	—	—	—	(3,001)	(3,001)
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,948)	(1,948)
Balance, September 30, 2023	$772	$1,127,443	$278,955	$(77,271)	$(631,535)	$698,364
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$6,928	$(12,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	46,209	51,469
Stock-based compensation expense	5,157	5,167
Amortization of deferred financing costs	1,344	1,416
Deferred income tax provision (benefit)	(66)	1,295
Gains on disposals of assets	(3,335)	(1,538)
Settlement of disputes with seller of GEODynamics, Inc.	—	620
Other, net	(614)	459
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	29,538	(27,745)
Inventories	(23,754)	(18,680)
Accounts payable and accrued liabilities	(17,515)	8,873
Deferred revenue	5,580	7,496
Other operating assets and liabilities, net	2,905	2,586
Net cash flows provided by operating activities	52,377	18,993

Cash flows from investing activities:
Capital expenditures	(23,370)	(13,263)
Proceeds from disposition of property and equipment	4,374	2,211
Acquisition of business, net of cash acquired	—	(8,125)
Other, net	(120)	(168)
Net cash flows used in investing activities	(19,116)	(19,345)

Cash flows from financing activities:
Revolving credit facility borrowings	35,693	9,830
Revolving credit facility repayments	(35,693)	(9,830)
Repayment of 1.50% convertible senior notes	(17,315)	(6,272)
Payment of promissory note to seller of GEODynamics, Inc.	—	(10,000)
Other debt and finance lease repayments	(340)	(541)
Payment of financing costs	(101)	(81)
Purchases of treasury stock	(3,001)	—
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,948)	(1,002)
Net cash flows used in financing activities	(22,705)	(17,896)

Effect of exchange rate changes on cash and cash equivalents	330	(1,501)
Net change in cash and cash equivalents	10,886	(19,749)
Cash and cash equivalents, beginning of period	42,018	52,852
Cash and cash equivalents, end of period	$52,904	$33,103

Cash paid (received) for:
Interest	$4,353	$4,605
Income taxes, net	(34)	(67)
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
The Company revised its presentation of supplemental disclosure of disaggregated revenue information in Note 10, "Segments and Related Information," in the second quarter of 2023. Prior-period disclosures of disaggregated revenue information were conformed with the current-period presentation.
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
2.    Charges and Benefits
During the third quarter of 2023, the Offshore/Manufactured Products segment recognized facility consolidation charges totaling $1.6 million in connection with the ongoing consolidation and relocation of certain manufacturing and service facilities and the relocation of related equipment. In the third quarter of 2022, the Offshore/Manufactured Products segment recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2023 and December 31, 2022 is presented below (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net:
Trade	$137,020	$145,540
Unbilled revenue	26,973	29,679
Contract assets	26,005	42,599
Other	4,310	6,177
Total accounts receivable	194,308	223,995
Allowance for doubtful accounts	(5,059)	(5,226)
	$189,249	$218,769

Allowance for doubtful accounts as a percentage of total accounts receivable	3%	2%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2023	December 31, 2022
Deferred revenue (contract liabilities)	$50,370	$44,790
As of September 30, 2023, accounts receivable, net in the United States and the United Kingdom represented 68% and 11%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company's total accounts receivable as of September 30, 2023.
For the nine months ended September 30, 2023, the $16.6 million net decrease in contract assets was attributable to $39.9 million transferred to accounts receivable during the period, which was partially offset by $23.3 million in revenue recognized. Deferred revenue (contract liabilities) increased by $5.6 million in the first nine months of 2023, reflecting $20.7 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $15.1 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Allowance for doubtful accounts – January 1	$5,226	$4,471
Provisions	23	1,237
Write-offs	(208)	(1,581)
Other	18	272
Allowance for doubtful accounts – September 30	$5,059	$4,399

	September 30, 2023	December 31, 2022
Inventories, net:
Finished goods and purchased products	$105,009	$90,443
Work in process	31,258	32,079
Raw materials	110,401	97,817
Total inventories	246,668	220,339
Allowance for excess or obsolete inventory	(40,127)	(37,681)
	$206,541	$182,658

	September 30, 2023	December 31, 2022
Property, plant and equipment, net:
Property, plant and equipment	$886,920	$1,128,834
Accumulated depreciation	(607,774)	(824,999)
	$279,146	$303,835
During 2023, certain facilities in the Offshore/Manufactured Products segment were reclassified as held for sale assets, and transferred from property, plant and equipment to prepaid and other current assets. The carrying value of these facilities totaled $17.2 million as of September 30, 2023.
For the three months ended September 30, 2023 and 2022, depreciation expense was $11.1 million and $11.3 million, respectively. Depreciation expense was $33.3 million and $35.9 million, respectively, for the nine months ended September 30, 2023 and 2022.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,215	$54,268	$86,947	$141,179	$47,629	$93,550
Patents/Technology/Know-how	69,971	33,188	36,783	69,830	29,214	40,616
Tradenames and other	52,492	19,145	33,347	52,488	16,856	35,632
	$263,678	$106,601	$157,077	$263,497	$93,699	$169,798
For the three months ended September 30, 2023 and 2022, amortization expense was $4.3 million and $5.1 million, respectively. Amortization expense was $12.9 million and $15.5 million for the nine months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	December 31, 2022
Other noncurrent assets:
Deferred compensation plan	$19,477	$17,551
Deferred financing costs	1,317	1,893
Deferred income taxes	2,274	1,517
Other	2,619	4,726
	$25,687	$25,687

	September 30, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$24,783	$33,659
Accrued taxes, other than income taxes	5,142	1,865
Insurance liabilities	3,653	4,640
Accrued interest	3,288	1,784
Accrued commissions	3,226	2,302
Other	9,046	4,807
	$49,138	$49,057
4.    Long-term Debt
As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving credit facility(1)	$—	$—
2026 Notes(2)	132,817	132,164
2023 Notes	—	17,303
Other debt and finance lease obligations	3,209	3,430
Total debt	136,026	152,897
Less: Current portion	(589)	(17,831)
Total long-term debt	$135,437	$135,066
____________________
(1)Unamortized deferred financing costs of $1.3 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of September 30, 2023 and December 31, 2022.

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
As of September 30, 2023, the Company had no borrowings outstanding under the ABL Facility and $16.4 million of outstanding letters of credit. The total amount available to be drawn as of September 30, 2023 was $84.5 million, calculated based on the current borrowing base less outstanding borrowings and letters of credit. As of September 30, 2023, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the "2026 Notes") pursuant to an indenture, dated as of March 19, 2021 (the "2026 Indenture"), between the Company and Computershare Trust Company, National Association, as successor trustee.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company's common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company's intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company's common stock. As of September 30, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On February 15, 2023, the Company's 1.50% convertible senior notes due 2023 (the "2023 Notes") matured and the outstanding $17.3 million principal amount was repaid in full.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Fair Value Measurements
The Company's financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of September 30, 2023 was $151.0 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
6.    Stockholders' Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2023 (in thousands):

Shares of common stock outstanding – December 31, 2022	63,904
Restricted stock awards, net of forfeitures	630
Shares withheld for taxes on vesting of stock awards	(206)
Purchases of treasury stock	(439)
Shares of common stock outstanding – September 30, 2023	63,889
As of September 30, 2023 and December 31, 2022, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchase of the Company's common stock, par value $0.01 per share, through February 2025. During the second quarter of 2023, the Company repurchased 438,563 shares of common stock under the program at a total cost of $3.0 million. The amount remaining under the Company's share repurchase authorization as of September 30, 2023 was $22.0 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company's operating segments. Accumulated other comprehensive loss decreased from $78.9 million at December 31, 2022 to $77.3 million at September 30, 2023. For the three and nine months ended September 30, 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the nine months ended September 30, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 1% and 4%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $1.7 million. During the nine months ended September 30, 2022, the exchange rate for the British pound weakened by 18% compared to the U.S. dollar while the Brazilian real strengthened by 3% compared to the U.S. dollar, contributing to other comprehensive loss of $23.8 million.
7.    Income Taxes
The income tax expense for the three and nine months ended September 30, 2023 was calculated using a discrete approach. This methodology was used because changes in the Company's results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2023, the Company's income tax expense was $0.2 million on pre-tax income of $4.4 million, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets. This compares to an income tax expense of $0.8 million on pre-tax income of $2.9 million, which which was negatively impacted by valuation allowances recorded against deferred tax assets as well as certain non-deductible expenses and discrete tax items, for the three months ended September 30, 2022.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the nine months ended September 30, 2023, the Company's income tax expense was $2.7 million on pre-tax income of $9.6 million, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets. This compares to an income tax expense of $6.0 million on a pre-tax loss of $6.4 million, which included the impact of valuation allowances recorded against tax assets as well as certain non-deductible expenses and discrete tax items, for the nine months ended September 30, 2022.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerators:
Net income (loss)	$4,212	$2,143	$6,928	$(12,425)
Less: Income attributable to unvested restricted stock awards	(82)	(41)	(135)	—
Numerator for basic net income (loss) per share	4,130	2,102	6,793	(12,425)
Effect of dilutive securities:
Unvested restricted stock awards	1	3	1	—
Numerator for diluted net income (loss) per share	$4,131	$2,105	$6,794	$(12,425)

Denominators:
Weighted average number of common shares outstanding	63,892	63,896	64,007	62,490
Less: Weighted average number of unvested restricted stock awards outstanding	(1,241)	(1,222)	(1,247)	(1,198)
Denominator for basic net income (loss) per share	62,651	62,674	62,760	61,292
Effect of dilutive securities:
Unvested restricted stock awards	—	2	—	—
Unvested performance share units	409	—	375	—
Denominator for diluted net income (loss) per share	63,060	62,676	63,135	61,292

Net income (loss) per share:
Basic	$0.07	$0.03	$0.11	$(0.20)
Diluted	0.07	0.03	0.11	(0.20)
The calculation of diluted net income per share for the three and nine months ended September 30, 2023 excluded 159 thousand shares and 177 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted net loss per share for the three and nine months ended September 30, 2022 excluded 249 thousand shares and 287 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company's share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the nine months ended September 30, 2023 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2022	245	1,222	494
Granted	—	645	211
Vested and distributed	—	(618)	—
Forfeited	(87)	(15)	—
Outstanding – September 30, 2023	158	1,234	705
Weighted average grant date fair value (2023 awards)		$8.81	$8.66
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards generally vest on a straight-line basis over a term of three years. Service-based stock unit awards vest over one-year, with the underlying shares issued at a specified future date. Eighty-two thousand service-based stock units were outstanding as of September 30, 2023. Performance-based stock unit awards generally vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company's cumulative EBITDA over a three-year period.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no shares will vest.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2023 totaled $1.8 million and $5.2 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2022 totaled $1.7 million and $5.2 million, respectively. As of September 30, 2023, there was $8.8 million of total compensation costs related to unvested restricted stock awards, which is expected to be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three and nine months ended September 30, 2023 and 2022 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2023
Offshore/Manufactured Products(1)	$111,043	$4,921	$17,804	$2,739	$536,263
Well Site Services	59,831	6,313	3,285	2,602	201,384
Downhole Technologies	23,415	4,030	(4,118)	541	246,329
Corporate	—	152	(10,781)	150	64,044
Total(1)	$194,289	$15,416	$6,190	$6,032	$1,048,020
____________________
(1)Operating income included $1.6 million of facility consolidation charges.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2022
Offshore/Manufactured Products(2)	$96,037	$5,072	$13,373	$1,620	$540,940
Well Site Services	60,509	6,732	2,359	4,894	205,018
Downhole Technologies	32,848	4,442	(342)	273	257,676
Corporate	—	167	(10,332)	23	46,736
Total(2)	$189,394	$16,413	$5,058	$6,810	$1,050,370
____________________
(2)Operating income included a $6.1 million gain on settlement of outstanding litigation against certain service providers.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2023
Offshore/Manufactured Products(3)	$303,328	$14,236	$40,147	$7,936	$536,263
Well Site Services	191,425	19,023	14,983	14,046	201,384
Downhole Technologies	79,264	12,480	(8,173)	961	246,329
Corporate	—	470	(31,623)	427	64,044
Total(3)	$574,017	$46,209	$15,334	$23,370	$1,048,020
____________________
(3)Operating income included $1.6 million of facility consolidation charges.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2022
Offshore/Manufactured Products(4)	$276,616	$15,651	$33,010	$3,093	$540,940
Well Site Services	163,500	22,059	(435)	9,360	205,018
Downhole Technologies	95,156	13,249	(3,332)	657	257,676
Corporate	—	510	(29,611)	153	46,736
Total(4)	$535,272	$51,469	$(368)	$13,263	$1,050,370
_______________
(4)Operating income (loss) included a $6.1 million gain on settlement of outstanding litigation against certain service providers.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Three Months Ended September 30
Project-driven:
Products	$45,527	$38,911	$—	$—	$—	$—	$45,527	$38,911
Services	30,391	23,421	—	—	—	—	30,391	23,421
Total project-driven	75,918	62,332	—	—	—	—	75,918	62,332
Military and other products	7,195	9,995	—	—	—	—	7,195	9,995
Short-cycle:
Products	27,930	23,710	—	—	21,984	27,127	49,914	50,837
Services	—	—	59,831	60,509	1,431	5,721	61,262	66,230
Total short-cycle	27,930	23,710	59,831	60,509	23,415	32,848	111,176	117,067
	$111,043	$96,037	$59,831	$60,509	$23,415	$32,848	$194,289	$189,394

	Offshore/Manufactured Products		Well Site Services		Downhole Technologies		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Nine Months Ended September 30
Project-driven:
Products	$116,869	$113,853	$—	$—	$—	$—	$116,869	$113,853
Services	79,867	71,714	—	—	—	—	79,867	71,714
Total project-driven	196,736	185,567	—	—	—	—	196,736	185,567
Military and other products	22,157	23,104	—	—	—	—	22,157	23,104
Short-cycle:
Products	84,435	67,945	—	—	71,645	79,635	156,080	147,580
Services	—	—	191,425	163,500	7,619	15,521	199,044	179,021
Total short-cycle	84,435	67,945	191,425	163,500	79,264	95,156	355,124	326,601
	$303,328	$276,616	$191,425	$163,500	$79,264	$95,156	$574,017	$535,272
Revenues from products and services transferred to customers over time accounted for approximately 66% and 63% of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2023, the Company had $225.9 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 19% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2023, with an additional 51% recognized in 2024 and the balance thereafter.
11.    Commitments and Contingencies
The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise covered by insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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
While we believe we are providing forward-looking statements expressed in good faith and on a reasonable basis, there can be no assurance that actual results will not differ from such forward-looking statements. The following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:
•the impact of the ongoing military actions in Europe and the Middle East, including, but not limited to, energy market disruptions, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;
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
•the impact of disruptions in the bank and capital markets, including the four U.S. bank failures which occurred in March, May and July of 2023;
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

Recent Developments
Brent and West Texas Intermediate ("WTI") crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2023	$81.01	$77.99	$86.65
2022	100.87	113.84	100.71	$88.77	$100.99
WTI Crude (per bbl)
2023	$75.91	$73.54	$82.25
2022	95.18	108.83	93.06	$82.79	$94.90
Henry Hub Natural Gas (per MMBtu)
2023	$2.64	$2.16	$2.59
2022	4.67	7.50	8.03	$5.55	$6.45
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On October 20, 2023, Brent crude oil, WTI crude oil and natural gas spot prices closed at $93.72 per barrel, $89.12 per barrel and $2.60 per MMBtu, respectively. Additionally, as presented in more detail below, the U.S. drilling rig count reported on October 20, 2023 was 624 rigs – 4% below the third quarter 2023 average.
In February 2023, we repaid the $17.3 million principal amount, plus accrued interest, outstanding under our 2023 Notes (as defined below). Additionally, our Board of Directors authorized a $25.0 million stock repurchase plan, which extends through February 2025. During the first nine months of 2023, $3.0 million of share repurchases were made under this authorization.
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
Crude oil prices and levels of demand for crude oil are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe and the Middle East, along with associated international tensions; the perceived risk of a global economic recession; global uncertainties related to disruptions in the banking sector; domestic or international crude oil production; changes in governmental rules and regulations; sanctions; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development related to, and have been awarded select contracts and are bidding on additional projects that facilitate, the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers' longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 65% of Offshore/Manufactured Products segment sales in the first nine months of 2023 were driven by our customers' capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as "project-driven products and services"). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $348 million as of September 30, 2023 from $308 million as of December 31, 2022 and $258 million as of September 30, 2022. Bookings totaled $129 million in the third quarter of 2023, yielding a book-to-bill ratio of 1.2x (1.2x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2023	$326	$338	$348
2022	265	241	258	$308
2021	226	214	249	260
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

	As of October 20, 2023	Average for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
United States Rig Count:
Land – Oil	477	499	581	543	543
Land – Natural gas and other	122	128	160	143	145
Offshore	25	22	20	21	18
	624	649	761	707	706
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2023, oil-directed drilling accounted for 81% of the total U.S. rig count – with the balance largely natural gas related.
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
Other factors that can affect our business and financial results include but are not limited to: the general global economic environment (including disruptions in the banking sector); competitive pricing pressures; public health crises; natural disasters; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical conflicts and tensions; and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
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
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Revenues:
Products	$102,636	$99,743	$2,893	$295,106	$284,537	$10,569
Services	91,653	89,651	2,002	278,911	250,735	28,176
	194,289	189,394	4,895	574,017	535,272	38,745
Costs and expenses:
Product costs	80,188	81,576	(1,388)	231,524	225,765	5,759
Service costs	70,239	69,723	516	211,668	194,294	17,374
Cost of revenues (exclusive of depreciation and amortization expense presented below)	150,427	151,299	(872)	443,192	420,059	23,133
Selling, general and administrative expenses	24,241	23,374	867	71,785	70,964	821
Depreciation and amortization expense	15,416	16,413	(997)	46,209	51,469	(5,260)
Other operating expense (income), net(1)	(1,985)	(6,750)	4,765	(2,503)	(6,852)	4,349
	188,099	184,336	3,763	558,683	535,640	23,043
Operating income (loss)	6,190	5,058	1,132	15,334	(368)	15,702

Interest expense, net	(1,928)	(2,637)	709	(6,378)	(7,947)	1,569
Other income, net	186	491	(305)	672	1,892	(1,220)
Income (loss) before income taxes	4,448	2,912	1,536	9,628	(6,423)	16,051
Income tax provision	(236)	(769)	533	(2,700)	(6,002)	3,302
Net income (loss)	$4,212	$2,143	$2,069	$6,928	$(12,425)	$19,353

Net income (loss) per share:
Basic	$0.07	$0.03		$0.11	$(0.20)
Diluted	0.07	0.03		0.11	(0.20)

Weighted average number of common shares outstanding:
Basic	62,651	62,674		62,760	61,292
Diluted	63,060	62,676		63,135	61,292
_______________
(1)In the three and nine months ended September 30, 2023, we recognized facility consolidation charges of $1.6 million associated with the Offshore/Manufactured Products segment's ongoing consolidation and relocation of certain manufacturing and service locations. In the three and nine months ended September 30, 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three and nine months ended September 30, 2023 and 2022 is summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
Revenues:
Offshore/Manufactured Products
Project-driven:
Products	$45,527	$38,911	$6,616	$116,869	$113,853	$3,016
Services	30,391	23,421	6,970	79,867	71,714	8,153
	75,918	62,332	13,586	196,736	185,567	11,169
Military and other products	7,195	9,995	(2,800)	22,157	23,104	(947)
Short-cycle products	27,930	23,710	4,220	84,435	67,945	16,490
	111,043	96,037	15,006	303,328	276,616	26,712
Well Site Services	59,831	60,509	(678)	191,425	163,500	27,925
Downhole Technologies	23,415	32,848	(9,433)	79,264	95,156	(15,892)
	$194,289	$189,394	$4,895	$574,017	$535,272	$38,745

Operating income (loss):
Offshore/Manufactured Products(1)	$17,804	$13,373	$4,431	$40,147	$33,010	$7,137
Well Site Services	3,285	2,359	926	14,983	(435)	15,418
Downhole Technologies	(4,118)	(342)	(3,776)	(8,173)	(3,332)	(4,841)
Corporate	(10,781)	(10,332)	(449)	(31,623)	(29,611)	(2,012)
	$6,190	$5,058	$1,132	$15,334	$(368)	$15,702
_______________
(1)In the three and nine months ended September 30, 2023, we recognized facility consolidation charges of $1.6 million associated with the Offshore/Manufactured Products segment's ongoing consolidation and relocation of certain manufacturing and service locations. In the three and nine months ended September 30, 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
We reported net income for the three months ended September 30, 2023 of $4.2 million, or $0.07 per share, which included facility consolidation charges of $1.6 million ($1.3 million after-tax, or $0.02 per share). These results compare to net income for the three months ended September 30, 2022 of $2.1 million, or $0.03 per share, which included a gain of $6.1 million ($4.6 million after-tax, or $0.07 per share) recognized in connection with the favorable settlement of a litigation matter.
Our reported results in the third quarter of 2023 reflect continued growth in international offshore-project activity and associated backlog conversion, partially offset by the impact of an industry-wide decline in U.S. well completions – which has been ongoing since the start of 2023.
Revenues. Consolidated total revenues in the third quarter of 2023 increased $4.9 million, or 3%, from the third quarter of 2022.
Consolidated product revenues in the third quarter of 2023 increased $2.9 million, or 3%, from the third quarter of 2022, driven primarily by the conversion of production facility products from backlog into revenue. Consolidated service revenues in the third quarter of 2023 increased $2.0 million, or 2%, from the third quarter of 2022 due to increased customer spending for project-driven services, partially offset by a decrease in U.S. customer demand for short-cycle services.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2023 and 2022 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended September 30	2023	2022	2023	2022	2023	2022	2023	2022
Project-driven:
Products	$45,527	$38,911	$—	$—	$—	$—	$45,527	$38,911
Services	30,391	23,421	—	—	—	—	30,391	23,421
Total project-driven	75,918	62,332	—	—	—	—	75,918	62,332
Military and other products	7,195	9,995	—	—	—	—	7,195	9,995
Short-cycle:
Products	27,930	23,710	—	—	21,984	27,127	49,914	50,837
Services	—	—	59,831	60,509	1,431	5,721	61,262	66,230
Total short-cycle	27,930	23,710	59,831	60,509	23,415	32,848	111,176	117,067
	$111,043	$96,037	$59,831	$60,509	$23,415	$32,848	$194,289	$189,394

Percentage of total revenue by type -
Products	73%	76%	—%	—%	94%	83%	53%	53%
Services	27%	24%	100%	100%	6%	17%	47%	47%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the third quarter of 2023 decreased $0.9 million, or 1%, compared to the level reported in the third quarter of 2022.
Consolidated product costs in the third quarter of 2023 decreased $1.4 million, or 2%, from the third quarter of 2022 due to a favorable shift in product sales mix. Consolidated service costs in the third quarter of 2023 increased $0.5 million, or 1%, from the third quarter of 2022, due primarily to the reported revenue growth.
Selling, General and Administrative Expense. Selling, general and administrative expense in the third quarter of 2023 increased $0.9 million, or 4%, from the level reported in the third quarter of 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million, or 6%, in the third quarter of 2023 compared to the prior-year quarter, reflective of certain intangible assets reaching the end of their economic life in 2022. Note 10, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Other Operating Income, Net. In the third quarter of 2023, other operating income, net included gains on disposals of assets totaling $2.8 million, partially offset by charges of $1.6 million recognized in connection with our ongoing consolidation of certain manufacturing and service locations within our Offshore/Manufactured Products segment. Net other operating income for the third quarter of 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore/Manufactured Products segment and $0.4 million in gains on disposals of assets.
Operating Income, Net. Our consolidated operating income was $6.2 million in the third quarter of 2023, which included the $1.6 million in facility consolidation charges reported within other operating income, net as discussed above. This compares to third quarter 2022 consolidated operating income of $5.1 million, which included the $6.1 million gain reported within other operating income, net, as discussed above.
Interest Expense, Net. Net interest expense totaled $1.9 million in the third quarter of 2023, which compares to $2.6 million in the same period of 2022. Interest expense as a percentage of total debt outstanding was approximately 7% in the third quarter of 2023, compared to 6% in the third quarter of 2022.
Income Tax. Income tax expense for the three months ended September 30, 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2023, our income tax provision was $0.2 million on pre-tax income of $4.4 million, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $0.8 million on a pre-tax income of $2.9 million for the three months ended September 30, 2022.
Other Comprehensive Loss. Reported comprehensive loss is the sum of reported net income and other comprehensive loss. Other comprehensive loss was $5.7 million in the third quarter of 2023 compared to comprehensive loss of $11.9 million in the third quarter of 2022 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended September 30, 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive loss were primarily attributable to the United Kingdom and Brazil. During the third quarter of both 2023 and 2022, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $15.0 million, or 16%, in the third quarter of 2023 compared to the third quarter of 2022 due primarily to the timing of conversion of production facility products from backlog into revenue as well as higher service and short-cycle product sales.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $17.8 million in the third quarter of 2023, which included the $1.6 million in facility consolidation charges, compared to operating income in the third quarter of 2022 of $13.4 million, which included a $6.1 million gain recognized in connection with the settlement of outstanding litigation. Excluding the charges and prior-year gain, operating income increased $12.2 million year-over-year driven primarily by the reported revenue growth and a favorable shift in product sales mix.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $348 million as of September 30, 2023, with third quarter 2023 bookings of $129 million and a quarterly book-to-bill ratio of 1.2x.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $0.7 million, or 1%, in the third quarter of 2023 compared to the prior-year period, driven primarily by lower U.S. customer activity levels and competitive market conditions.
Operating Income. Our Well Site Services segment reported operating income of $3.3 million in the third quarter of 2023, compared to operating income of $2.4 million in the third quarter of 2022. The segment's operating results improved $0.9 million from the prior-year period, due primarily to a favorable shift in service mix and a $0.4 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $9.4 million, or 29%, in the third quarter of 2023 from the prior-year period, driven primarily by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $4.1 million in the third quarter of 2023, which compared to an operating loss of $0.3 million in the prior-year period. Operating loss increased $3.8 million year-over-year due primarily to the decline in reported revenue, lower manufacturing volumes and higher labor, material and other costs.
Corporate
Operating Loss. Corporate expenses increased $0.4 million, or 4%, in the third quarter of 2023 from the prior-year period.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
We reported net income for the nine months ended September 30, 2023 of $6.9 million, or $0.11 per share, which included facility consolidation charges of $1.6 million ($1.3 million after-tax, or $0.02 per share). These results compare to a net loss for the nine months ended September 30, 2022 of $12.4 million, or $0.20 per share, which included a gain of $6.1 million ($4.6 million after-tax, or $0.07 per share) recognized in connection with the settlement of a litigation matter.
Increased capital investments by our customers, together with our internal cost control and strict capital discipline measures and other corporate actions, resulted in significant improvements to our consolidated results in 2023. The favorable impact of continued growth in international offshore-project activity and associated backlog conversion was partially offset by the impact of an industry-wide decline in U.S. well completions – which has been ongoing since the start of 2023.
Revenues. Consolidated total revenues in the first nine months of 2023 increased $38.7 million, or 7%, from the first nine months of 2022.
Consolidated product revenues in the first nine months of 2023 increased $10.6 million, or 4%, from the first nine months of 2022, driven primarily by higher customer demand for short-cycle products. Consolidated service revenues in the first nine months of 2023 increased $28.2 million, or 11%, from the first nine months of 2022 due primarily to increased customer spending in the U.S. shale play regions in the first half of 2023.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2023 and 2022 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Nine Months Ended September 30	2023	2022	2023	2022	2023	2022	2023	2022
Project-driven:
Products	$116,869	$113,853	$—	$—	$—	$—	$116,869	$113,853
Services	79,867	71,714	—	—	—	—	79,867	71,714
Total project-driven	196,736	185,567	—	—	—	—	196,736	185,567
Military and other products	22,157	23,104	—	—	—	—	22,157	23,104
Short-cycle:
Products	84,435	67,945	—	—	71,645	79,635	156,080	147,580
Services	—	—	191,425	163,500	7,619	15,521	199,044	179,021
Total short-cycle	84,435	67,945	191,425	163,500	79,264	95,156	355,124	326,601
	$303,328	$276,616	$191,425	$163,500	$79,264	$95,156	$574,017	$535,272

Percentage of total revenue by type -
Products	74%	74%	—%	—%	90%	84%	51%	53%
Services	26%	26%	100%	100%	10%	16%	49%	47%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $23.1 million, or 6%, in the first nine months of 2023 compared to the first nine months of 2022.
Consolidated product costs in the first nine months of 2023 increased $5.8 million, or 3%, compared to the first nine months of 2022 due primarily to the reported revenue growth as well as higher material, transportation, labor and other costs. Consolidated service costs in the first nine months of 2023 increased $17.4 million, or 9%, compared to the first nine months of 2022, due primarily to the impact of higher revenue levels and increased labor and other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense in the first nine months of 2023 increased $0.8 million, or 1%, from the first nine months of 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.3 million, or 10%, in the first nine months of 2023 compared to the prior-year period, reflective of certain intangible assets reaching the end of their economic life in 2022 and reduced capital investments made in our Well Site Services segment in recent years. Note 10, "Segments and Related Information," to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.

Other Operating Income, Net. In the first nine months of 2023, other operating income, net included gains on disposals of assets totaling $3.3 million, partially offset by charges of $1.6 million recognized in connection with our ongoing consolidation of certain manufacturing and service locations within our Offshore/Manufactured Products segment. Net other operating income for the first nine months of 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore/Manufactured Products segment and $1.5 million in gains on disposals of assets.
Operating Income (Loss). Our consolidated operating income was $15.3 million in the first nine months of 2023, which included the $1.6 million in facility consolidation charges reported within other operating income, net. This compares to a consolidated operating loss of $0.4 million, which included the $6.1 million gain reported within other operating income, net, recognized in the first nine months of 2022.
Interest Expense, Net. Net interest expense totaled $6.4 million in the first nine months of 2023, which compares to $7.9 million in the first nine months of 2022. Interest expense as a percentage of total debt outstanding was approximately 7% in the first nine months of 2023, compared to 6% in the first nine months of 2022.
Income Tax. Income tax expense for the first nine months of 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first nine months of 2023, our income tax provision was $2.7 million on pre-tax income of $9.6 million, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $6.0 million on a pre-tax loss of $6.4 million for the first nine months of 2022, which was negatively impacted by valuation allowances recorded against deferred tax assets as well as certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $1.7 million in the first nine months of 2023 compared to comprehensive loss of $23.8 million in the first nine months of 2022 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first nine months of 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2023, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar. During the first nine months of 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $26.7 million, or 10%, in the first nine months of 2023 compared to the first nine months of 2022 due primarily to increased demand for short-cycle products and offshore-project driven services.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $40.1 million in the first nine months of 2023, which included the $1.6 million in facility consolidation charges. This compares to operating income of $33.0 million, which included a $6.1 million gain recognized in connection with the settlement of outstanding litigation, in the first nine months of 2022. Excluding the charges and prior-year gain, operating income increased $14.9 million year-over-year due primarily to the segment's reported revenue growth and lower bad debt expense, partially offset by the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $348 million as of September 30, 2023 compared to $308 million as of December 31, 2022. Bookings during the first nine months of 2023 totaled $353 million, yielding a year-to-date book-to-bill ratio of 1.2x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $27.9 million, or 17%, in the first nine months of 2023 compared to the first nine months of 2022, driven primarily by higher U.S. customer activity levels during the first half of 2023.

Operating Income (Loss). Our Well Site Services segment reported operating income of $15.0 million in the first nine months of 2023, compared to an operating loss of $0.4 million in the first nine months of 2022. The segment's operating results improved $15.4 million from the prior-year period, due to the reported revenue growth and a $3.0 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $15.9 million, or 17%, in the first nine months of 2023 from the first nine months of 2022 due primarily to lower U.S. customer demand for perforating products.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $8.2 million in the first nine months of 2023, compared to an operating loss of $3.3 million reported in the first nine months of 2022. This year-over-year increase in operating loss is due primarily to the reported decrease in the segment's revenue as well as increased labor, material and other costs.
Corporate
Operating Loss. Corporate expenses in the first nine months of 2023 increased $2.0 million, or 7%, from the first nine months of 2022, due primarily to higher personnel and marketing costs.

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
Operating Activities
Cash flows from operations totaled $52.4 million during the first nine months of 2023, compared to $19.0 million provided by operations during the first nine months of 2022.
During the first nine months of 2023, $3.2 million was used to fund net working capital increases, with an activity-driven increase in inventories and the payment of accrued 2022 short-and long-term cash incentives in the first quarter of 2023 substantially offset by the favorable impact of a decrease in accounts receivable and an increase in deferred revenues. During the first nine months of 2022, $27.5 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories driven by higher activity levels.
Investing Activities
Net cash used in investing activities during the first nine months of 2023 totaled $19.1 million, compared to $19.3 million used in investing activities during the first nine months of 2022.
Capital expenditures totaled $23.4 million and $13.3 million during the first nine months of 2023 and 2022, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $4.4 million and $2.2 million during the first nine months of 2023 and 2022, respectively.
In the second quarter of 2022, we acquired E-Flow Control Holdings Limited, a global provider of fully integrated handling, control, monitoring and instrumentation solutions. The purchase price of $8.1 million (net of cash acquired) was funded with cash on-hand.
Within our Offshore/Manufactured Products segment, we completed the consolidation of certain facilities in Houston, Texas during the third quarter of 2023 and are in the process of strategically relocating our Asian manufacturing and service operations from Singapore to Batam, Indonesia. With these consolidations, two facilities are classified as held-for-sale assets within prepaid expenses and other current assets at September 30, 2023.
With our planned purchase of land and the start of construction on a new facility in Batam in the fourth quarter of 2023, we currently expect to invest approximately $35 million in capital expenditures during 2023. In late 2023 or early 2024, we also expect to sell the two facilities (in Singapore and Houston), with expected proceeds ranging between $35 million and $40 million. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first nine months of 2023, net cash of $22.7 million was used in financing activities, which included the repayment of the $17.3 million principal amount of our outstanding 2023 Notes and the repurchases of $3.0 million of the Company's common stock. This compares to $17.9 million of cash used in financing activities during the first nine months of 2022, which included a cash payment of $10.0 million related to the settlement of a promissory note to the seller of GEODynamics, Inc. (discussed below) and the purchase of $6.5 million principal amount of our outstanding 2023 Notes (as defined below).
On June 28, 2022, we entered into a settlement agreement with the seller of GEODynamics, Inc. (acquired in 2018), which provided for the full and final settlement of all amounts due under a promissory note to the seller of GEODynamics, Inc. Pursuant to the settlement agreement, on July 1, 2022, we paid the seller $10.0 million in cash and issued approximately 1.9 million shares of our common stock.
As of September 30, 2023, we had cash and cash equivalents totaling $52.9 million, which compared to $42.0 million as of December 31, 2022.
As of September 30, 2023, we had no borrowings outstanding under our ABL Facility, $135.0 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $3.2 million. Our reported interest expense included amortization of deferred financing costs of $1.3 million during the first nine months of 2023. For the first nine months of 2023, our contractual cash interest expense was $5.8 million, or approximately 6% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the four U.S. bank failures, which occurred in March, May and July 2023, resulted in significant disruptions to global banking and financial markets. For companies like ours that support the energy industry, these disruptions negatively impacted the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
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
Stock Repurchase Program. On February 16, 2023, the Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. As of September 30, 2023, $3.0 million of share repurchases have been made under this authorization.
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
See Note 4, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement. As of September 30, 2023, we had $16.4 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2023 was $84.5 million, calculated based on the then-current borrowing base less outstanding letters of credit.
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
See Note 4, "Long-term Debt," to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of September 30, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.

2023 Notes. On February 15, 2023, our 1.50% convertible senior notes due 2023 (the "2023 Notes") matured and the outstanding $17.3 million principal amount was repaid in full.
Our total debt represented 16% and 18% of our combined total debt and stockholders' equity as of September 30, 2023 and December 31, 2022, respectively.
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
Off-Balance Sheet Arrangements. As of September 30, 2023, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2023, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2023, our reported foreign currency exchange losses were $0.2 million and are included in "Other operating income, net" in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders' equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $1.7 million from $78.9 million as of December 31, 2022 to $77.3 million as of September 30, 2023, due to changes in currency exchange rates. During the nine months ended September 30, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 1% and 4%, respectively, compared to the U.S. dollar.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2023, certain processes and controls were modified in connection with our Downhole Technologies segment migration to an enterprise resource planning system used by our Offshore/Manufactured Products segment. We do not believe that such modifications materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There have been no other changes in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2023	—	$—	—	$21,998,595
August 1 through August 31, 2023	—	—	—	21,998,595
September 1 through September 30, 2023	—	—	—	21,998,595
Total	—	$—	—
________________
(1)No shares were purchased during the three-month period ended September 30, 2023.
(2)On February 16, 2023, the Company's Board of Directors authorized $25.0 million for the repurchases of the Company's common stock, par value $0.01 per share, through February 2025. As of September 30, 2023, $3.0 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2023, no director or executive officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

ITEM 6. Exhibits

Exhibit No.		Description

3.1	—
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on July 27, 2023 (File No. 001-16337)).

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

OIL STATES INTERNATIONAL, INC.

Date:	October 27, 2023	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)