Form 10-K
period 2023-12-31
OIL STATES INTERNATIONAL, INC
filed 2024-02-21
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code is (713) 652-0582

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	OIS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $453,129,175.

As of February 9, 2024, the number of shares of common stock outstanding was 63,582,041.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.
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
•the ability and willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and other producing nations to set and maintain oil production levels and pricing;
•the level of supply of and demand for oil and natural gas;
•fluctuations in the current and future prices of oil and natural gas;
•the level of exploration, drilling and completion activity;
•the cyclical nature of the oil and natural gas industry;
•the level of offshore oil and natural gas developmental activities;
•the impact of disruptions in the bank and capital markets, including multiple U.S. bank failures during 2023;
•the financial health of our customers;
•the impact of environmental matters, including executive actions and regulatory or legislative efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally, such as the Biden Administration’s recent pause on pending decisions on certain new exports of liquefied natural gas (“LNG”);
•proposed new rules by the Securities and Exchange Commission (the “SEC”) relating to the disclosure of a range of climate-related information and risks;
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
•negative outcome of litigation, threatened litigation or government proceedings;
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in “Part I, Item 1A. Risk Factors.”
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
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global provider of manufactured products and services to the energy, industrial and military sectors. Our manufactured products include highly engineered capital equipment as well as products consumed in the drilling, well construction and production of oil and natural gas. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, onshore and offshore drilling companies and other oilfield service, defense and industrial companies. We operate through three business segments – Offshore/Manufactured Products, Well Site Services and Downhole Technologies – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the “Company” or “Oil States,” or to “we,” “us,” “our,” and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
Available Information
Our website can be found at www.oilstatesintl.com. We make available, free of charge through our website, our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our proxy statement, our Registration Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information contained on our website or any other website as a part of, or incorporating it by reference into, this Annual Report on Form 10‑K or any other filing we make with the SEC. The filings are also available through the SEC’s website at www.sec.gov. Our Board of Directors (the “Board”) has documented its governance practices by adopting several corporate governance policies. These governance policies, including our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Financial Code of Ethics for Senior Officers, Supplier Code of Conduct and Human Rights Policy, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating, Governance and Sustainability Committee) may also be viewed on our website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. Copies of such documents will be provided to stockholders without charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10‑K.

Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending, and strategic acquisitions. Our investments are focused in areas where we expect to be able to expand market share through our new and existing technology offerings and where we believe we can achieve an attractive return on our investment. As part of our long-term strategy, we continue to review business expansion, make complementary acquisitions, invest in research and development and fund organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders’ returns. For additional discussion of our business strategy, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Recent Developments
Increased capital investments by our offshore and international customers, together with internal cost reduction and strict capital discipline measures and other corporate actions, have resulted in improvements to our consolidated operating results in 2023, as shown below (in thousands).

	Year ended December 31,
	2023	2022	Change
Revenues	$782,283	$737,706	$44,577
Operating income	23,164	2,905	20,259
Net income (loss)	12,891	(9,540)	22,431
Cash flow from operations	56,575	32,862	23,713
The favorable impact of continued growth in offshore and international project activity and backlog conversion in 2023 was partially offset by the impact of an industry-wide decline in U.S. well completions (the U.S. year-end rig count declined 20% from December 2022) – triggered by weaker commodity prices. Additionally, improvements in operating results have been tempered by the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory and market pressures around environmental, social and governance (“ESG”) considerations.
In February 2023, we repaid the $17.3 million in principal amount, plus accrued interest, outstanding under our 1.50% convertible senior notes due 2023 (the “2023 Notes”). Additionally, our Board authorized a $25.0 million stock repurchase plan, which extends through February 2025. During 2023, $6.9 million of share repurchases were made under this authorization. On February 16, 2024, we amended our senior secured credit facility, which provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”), to extend its maturity date from February 10, 2025 to February 16, 2028.
Our Industry
We provide a broad range of products and services to our customers through each of our business segments. See Note 14, “Segments and Related Information,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2023. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly upon the willingness of our customers to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production as well as regulatory and market pressures around ESG considerations. As a result, demand for our products and services is largely sensitive to expectations regarding future crude oil and natural gas prices.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. The level of capital spending in recent years by oil and gas companies for exploration and production activities has improved from the lows observed during 2020 and 2021, which resulted from the economic downturn associated with the global response to the COVID-19 pandemic. As discussed previously, we saw continued growth and recovery in offshore and international project activity in 2023, partially offset by a decline in U.S. well completion activity due to a decline in commodity prices from 2022 levels. For additional information about activities in each of our segments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Demand for the products and services supplied by our Offshore/Manufactured Products segment is generally driven by both the longer-term outlook for commodity prices and, to a lesser extent, changes in land-based drilling and completion activity. In this regard, exploration and production companies generally evaluate their capital expenditure commitments for offshore (particularly deepwater) and international projects based on the longer-term outlook for commodity prices since they are expensive to drill and complete and have long lead times to first production. Conversely, near-term variations in crude oil and natural gas prices affect land-based drilling and completion activity, particularly in the United States. Bidding and quoting activity, along with customer orders, for offshore and international projects continued to increase in 2023, following improvements in recent years in the longer-term outlook for crude oil prices and associated increases in customer spending commitments. With these market improvements, we grew our backlog and related project-driven revenues in 2023.
Demand for our Well Site Services segment is primarily affected by drilling and completion activity in the United States, including the Gulf of Mexico, and, to a lesser extent, the rest of the world. U.S. drilling and completion activity and, in turn, our Well Site Services segment results, are sensitive to near-term fluctuations in commodity prices, particularly West Texas Intermediate (“WTI”) crude oil prices, given the shorter lead times for investment and the call-out nature of our operations in the segment.
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
Offshore/Manufactured Products
Overview
For the years ended December 31, 2023, 2022 and 2021, our Offshore/Manufactured Products segment generated 52% to 56% of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, military and other energy applications, as well as certain products and services to the offshore and land-based drilling and completion markets. Products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, managed pressure drilling systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, specialty welding, fabrication, cladding and machining services, offshore installation services and inspection and repair services. In addition, we design, manufacture and market numerous other products and services used in both land and offshore drilling and completion activities and by non-oil and gas customers, including consumable downhole elastomer products used in onshore completion activities, subsea mineral gathering systems, valves and sound and vibration dampening products used in military applications. We have facilities globally that support our Offshore/Manufactured Products segment.
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
Products and Services
In operation for over 80 years, our Offshore/Manufactured Products segment provides a broad range of products and services for use in offshore development and drilling activities. This segment also provides products for onshore oil and natural gas, defense and other industries. Our Offshore/Manufactured Products segment is dependent in part on the industry’s continuing innovation and creative applications of existing technologies. To that end, we are investing in research, have been awarded select contracts and are bidding on additional projects that facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. We own various patents covering some of our technology, particularly in our connector and valve product lines.
Backlog
Offshore/Manufactured Products’ backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore/Manufactured Products segment was $333 million as of December 31, 2023, compared to $308 million as of December 31, 2022 and $260 million as of December 31, 2021. We expect approximately 70% of our backlog as of December 31, 2023 to be recognized as revenue during 2024. In some instances, these purchase orders are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have historically been insignificant, material cancellations may occur in the future. We believe backlog is an important indicator of future Offshore/Manufactured Products’ shipments and major project revenues; however, backlog as of any particular date may not be indicative of our actual operating results for any future period. The offshore construction and development business is characterized by lengthy projects and a “long lead-time” order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
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
Customers and Competitors
We market our products and services to a broad customer base, including end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Our main competitors in this segment include Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), NOV Inc., Oceaneering International, Inc., OneSubsea (a joint venture between SLB, Aker Solutions and Subsea 7), Sparrows Offshore Group Limited, TenarisHydril (a division of Tenaris S.A.) and W-Industries LLC.
Well Site Services
Overview
For the years ended December 31, 2023, 2022 and 2021, our Well Site Services segment generated 30% to 31% of our consolidated revenue. Our Well Site Services segment includes a broad range of equipment and services that are used to drill for, establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States. Our completion equipment and services are used in both onshore and offshore applications throughout the drilling, completion and production phases of a well’s life cycle.
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
Our Well Site Services business, which is primarily marketed through the brand names Oil States Energy Services, Falcon and Tempress, provides a wide range of services used in the onshore and offshore oil and gas industry, including pressure control, flowback and well testing, downhole and extended-reach, and drilling services.
As of December 31, 2023, we provided completion and drilling services through approximately 20 locations serving our customers in the United States, including the Gulf of Mexico, and international markets. Employees in our Well Site Services segment typically rig up and operate our equipment on the well site for our customers. Our equipment is primarily used during the completion and production stages of a well. We provide our services and equipment based on daily rates which vary depending on the type of equipment and the length of the job. We own patents or have patents pending covering some of our technology, particularly in our wellhead frac stack equipment and downhole extended-reach technology product lines. Our customers in this segment include major, independent and private oil and gas companies and other large oilfield service companies. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Competition in the Well Site Services segment is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.

Downhole Technologies
Overview
For the years ended December 31, 2023, 2022 and 2021, our Downhole Technologies segment contributed 13% to 18% of our consolidated revenue. This segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.
Market
Similar to our Well Site Services segment, demand for our Downhole Technologies segment products is predominantly tied to land-based oil and natural gas exploration and production activity levels in the United States. The primary drivers for this activity are the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Demand for this segment’s products is also influenced by continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity, which requires ongoing technological and product development.
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
Human Capital
Employees
As of December 31, 2023, we had a total of 2,752 full-time employees – with 61% in our Offshore/Manufactured Products segment, 26% in our Well Site Services segment, 10% in our Downhole Technologies segment and 3% in our corporate headquarters. We were party to collective bargaining agreements covering approximately 350 employees located outside the United States as of December 31, 2023. We believe we have good labor relations with our employees.
Safety
The health and safety of our employees, contractors, business partners, visitors and the communities where we work is a cornerstone of our culture, “Safety Focus from the Top.” We are transparent in our communications about our health, safety and environmental (“HSE”) commitment to employees, contractors, vendors, suppliers and customers. We solicit input to improve our programs and employee participation is a vital element in our success.
We establish global targets in an effort to promote HSE improvement and monitor our performance through real-time reporting. Executive management and operations personnel review incidents and loss trends on a weekly basis and we update our Board no less than monthly.

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
Our focus on safety was recognized with the 2023 NOIA Safety in Seas Culture of Safety Award, which recognizes overall organizational immersion in, and commitment to, safety through measurable and sustained safety performance over a prolonged period of time.
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
We strive to align our national and cultural diversity with our global operations. For example, 65% of our full-time employee base was in the United States where we generated 76% of our revenues in 2023. We have and continue to remain focused on improving gender balance across our field and manufacturing operations, technical, business and management roles. As of December 31, 2023, women made up 19% of our global workforce. Additionally, 20% of our executive and senior management roles in 2023 were held by women, including our Chief Executive Officer and President who has served in this role and as a member of our Board since 2007.
As of December 31, 2023, three (43%) of our seven Board members are women and one (14%) of our Board members is Hispanic.
Hiring, Training and Development of our Workforce
Our employee hiring, training, career development and retention practices are key to our success. We recruit and train our workforce while providing competitive wages and benefits. Our industry is cyclical, leading to varying headcount needs during industry cycles. We prioritize recalling our experienced employees for manufacturing and field positions to the extent possible as conditions improve following an industry downturn.
We invest in ongoing training and development of our employees through technical and non-technical courses and programs, which are regularly refreshed to meet the requirements of an evolving business landscape. Employee training and development includes course work as well as on the job mentoring – emphasizing, among others matters, safety, ethical behavior, compliance with our internal policies and laws and regulations, protection of the environment, cyber and other security threats, and skills and competencies necessary for a specific position. In addition to internal training and development, we also value the benefits of continuing formal education and maintain an educational assistance program that reimburses eligible expenses from accredited institutions.
Environmental and Occupational Health and Safety Matters
Our business operations are subject to stringent environmental and occupational health and safety laws and regulations that may be imposed domestically at the federal, regional, state, tribal and local levels or by foreign governments. Numerous governmental entities, including domestically the U.S. Environmental Protection Agency (“EPA”), the federal Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), a law enforcement agency under the U.S. Department of Justice, the U.S. Occupational Safety and Health Administration (“OSHA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may, among other things: (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into subsurface formations in connection with oil and natural gas drilling and production activities and well site support services; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) impose stringent regulations on the licensing or storage and use of explosives; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells or decommission offshore facilities; (vi) impose specific safety and health criteria addressing worker protection; and (vii) impose substantial liabilities for pollution resulting from drilling operations and well site support services.

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:
•the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
•the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States;
•U.S. Department of the Interior (“DOI”) regulations, which govern oil and natural gas operations on federal lands and waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and liabilities for pollution damages;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability, without regard to fault or the legality of the original conduct, on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport, and disposal of solid wastes, including oil and natural gas exploration and production wastes and hazardous wastes;
•the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and controlling the injection of waste fluids into below-ground formations that may adversely affect drinking water sources;
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
•the Endangered Species Act (“ESA”), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas;
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
Over time, both in the United States and in foreign countries, the trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we or our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of recent regulations or other regulatory initiatives in the United States include the following:
•Hydraulic fracturing. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. At the federal level, the EPA asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance for such activities. Additionally, the EPA issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. Future actions taken by the federal government to limit the availability of new oil and gas leases would adversely impact the oil and gas industry and impact demand for our products and services. Separately, the DOI released a report on the federal oil and gas leasing program in November 2021, following a review of  the onshore and offshore federal oil and gas program. The report states an intent to modernize the federal oil and gas leasing program, and recommends reforms including, among other items: raising royalty rates and current minimum levels for bids, rentals, royalties, and bonds; revising bidding practices to avoid leasing of low potential lands; and performing more meaningful public and tribal consultations regarding the leasing and permitting processes. Several of the report recommendations require action by Congress and cannot be implemented unilaterally by the Biden Administration and, thus, the extent to which this administration will act upon the report’s recommendations cannot be predicted at this time; however, any revisions to the federal leasing or permitting process that make it more difficult for our customers to pursue operations on federal lands or waters may adversely impact demand for our products and services. Moreover, further or different constraints may be adopted by the Biden Administration in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federal lands or waters. For example, in November 2022, the federal Bureau of Land Management (“BLM”) proposed a rule that would limit flaring from well sites on federal lands, as well as allow an increase in the costs associated with federal oil and gas leasing and the delay or denial of permits if the BLM finds that an operator’s methane waste minimization plan is insufficient. Additionally, in July 2023, the BLM proposed a rule to update the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements. The rule would also add new criteria for the BLM to consider when determining whether to lease nominated land, including the presence of important habitats or wetlands, the presence of historical properties or sacred sites, and recreational use of the land. The BLM anticipates final action on this proposal in spring 2024. At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our oil and gas exploration and production customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.

•Induced seismicity. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In response to these concerns, regulators in some of the states in which our oil and gas exploration and production customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Oklahoma and Texas have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States such as Oklahoma and Texas have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In this regard, the Texas Railroad Commission has pursued several regulatory initiatives during the latter half of 2021 as a result of recent seismic activity in an area of the Midland Basin from northeast Ector County to southwest Martin County known as the Gardendale Seismic Response Area (“SRA”), including voluntary reductions in produced water disposals from injection wells in the Gardendale SRA, suspending injection operations of certain deep disposal wells within the Gardendale SRA, and suspending all disposal well permits to inject oil and gas waste into deep strata within the boundaries of the Gardendale SRA. In response to a December 31, 2021 earthquake approximately 25 miles northeast of Midland, Texas, the Texas Railroad Commission established the Stanton SRA in January 2022, resulting in a May 2022 Operator-Led Response Plan to coordinate future industry-led actions to reduce the seismic hazard in this SRA. In December 2023, the Northern Culberson-Reeves SRA was established, resulting in the suspension of 23 deep disposal permits in the area. The Oklahoma Corporation Commission has similarly suspended certain deep disposal well operations in the recent past following earthquakes of certain magnitudes in Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In countries outside of the United States where we or our customers conduct operations, there may exist similar governmental restrictions or controls over well disposal activities in an effort to limit the occurrence of induced seismicity.
•Offshore marine safety. In the United States, President Biden previously placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal Outer Continental Shelf (“OCS”). In addition, the Inflation Reduction Act of 2022 (“IRA 2022”) contains provisions requiring particular offshore oil and gas lease sales under the 2017 – 2022 leasing program to proceed and the DOI has reinstated or announced plans for those sales. In 2023, the DOI published a final offshore leasing program for 2024-2029. Although leasing has resumed, the areas offered for leasing in the 2024-2029 program are the smallest since federal offshore leasing for oil and gas development began. The Biden Administration may pursue further regulatory initiatives, executive actions and legislation in support of his regulatory agenda. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our oil and gas exploration and production customers with respect to their offshore operations or significantly increase financial assurances of operators for decommissioning of offshore facilities on the OCS. Our customers compliance with such new, more stringent legal requirements may result in increased costs for our customers and could adversely affect, delay or curtail new or ongoing drilling and development efforts by our customers. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities, which could significantly restrict, delay or cancel the leasing, permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore.
•Ground-level ozone standards. In 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, more recently, in December 2020, the EPA (under the Trump Administration) published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the EPA’s consideration is still ongoing. State implementation of a revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.

•Waters of the United States. There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Following legal actions on a 2020 rule, the EPA and the Corps announced a final rule (published in January 2023) defining “waters of the United States” according to the broader pre-2015 standards that includes updates to incorporate then-existing Supreme Court decisions. The January 2023 rule was subject to legal action, and is currently enjoined in 27 states. Subsequently, the U.S. Supreme Court ruled on Sackett v. EPA, finding that the “continuous surface connection” test was the proper legal test to apply to wetlands to determine whether they are waters of the United States. The agencies published a rule in September 2023 to incorporate this decision, but did not define the term “continuous surface connection.” Further, the injunction on the January 2023 rule continues to apply. Therefore, implementation of the rule is currently split by jurisdiction: for the 27 states subject to the injunction, the agencies are implementing the pre-2015 rule and the changes made by the Sackett decision; in the remaining 23 states, the agencies are implementing their September 2023 rule. Therefore, the implementation of this rule and its impacts on the scope of the CWA remain uncertain at this time. To the extent that any action further expands the scope of the CWA’s jurisdiction in areas where our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce the rate of production from operators.
•Climate change. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has made action on climate change a priority of his administration’s agenda, and certain federal laws, such as the IRA 2022, were enacted to advance numerous climate-related objectives. Moreover, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. While the Trump Administration took a number of actions to revise federal regulation of methane from the oil and natural gas sector, these actions were subsequently reversed by both the Biden Administration and Congress. In December 2023, the EPA published a final rule that established the so-called Quad Ob new source and Quad Oc first-time existing source standards of performance under applicable agency regulations established at 40 C.F.R. Part 60 for methane and volatile organic compound emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes will have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The rules also impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring, as well as establish a “Super Emitter Response Program” that would trigger certain operator investigation and repair requirements in response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. It is likely that the rule will be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements, or the expected cost to comply with such requirements, but any such increase in regulatory scope and oversight may increase compliance expenditures or mitigation costs for our or our customers’ operations. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a GHG emissions reduction goal for the United States of 50% to 52% below 2005 levels by 2030. In addition, the 26th Conference of the Parties (“COP26”), resulted in multiple announcements, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of the Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. These goals were reaffirmed at the 27th Conference of the Parties (“COP27”) in November 2022. At the 28th Conference of the Parties in December 2023 (“COP28”), the parties agreed to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the production and use of fossil fuels. While the degree and manner in which countries may implement these voluntary international climate commitments is uncertain at this time, there is increasing political risk regarding climate change. In the United States, President Biden has issued several executive orders calling for more expansive action to address climate change and limit new oil and gas operations on federal lands or waters. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic fracturing” for more information. Other actions that may be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Additionally, the IRA 2022 was signed into law in August 2022, which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. The IRA 2022 also imposes the first-ever federal fee on the emissions of GHGs through a methane emissions charge. The regulations to implement such a charge were proposed in January 2024 and will be subject to public comment. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Additionally, our access to capital may be impacted by climate change policies as stockholders and bondholders currently invested in carbon-intensive energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to carbon-intensive energy companies also have become more attentive to sustainable lending and investment practices that favor “clean” power sources such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing their portfolios and taking steps to quantify and reduce funding to companies with carbon emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliance of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. President Biden signed an executive order calling for the development of a climate finance plan and, separately, the U.S. Federal Reserve announced that it has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the U.S. Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In addition, the SEC has proposed a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks, material climate-related impacts on strategy, outlook and business model, climate risk management, Scope 1 and 2 GHG emissions and Scope 3 GHG emissions under certain circumstances, and if the registrant has set them, climate-related targets and goals. Several states have also enacted or are considering enhanced climate-related disclosure requirements. Such enhanced disclosure could increase our operating costs and may also lead to reputational or other harm with customers, regulators or other stakeholders. These changes could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate-change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation with respect to calculation and reporting GHG emissions. The SEC has also, from time to time, focused additional scrutiny on existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures were misleading or deficient. Such public and private sector efforts have made and may continue to make it more difficult for certain of our customers’ to secure financing for their projects, which in turn may reduce the demand for our products and services. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. For more information, see our risk factor titled “Climatic impacts could adversely impact our operations or those of our customers or suppliers.”

While we maintain insurance coverage for certain environmental and occupational health and safety risks that we believe is consistent with insurance coverage held by other similarly situated industry participants, our insurance does not cover any penalties or fines that may be issued by a government authority. In addition, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations, claims for damages to property or persons or disruption of our customers’ operations resulting from our actions or omissions, and imposition of penalties due to our operations, could have a material adverse effect on us and our results of operations.
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
•the impact of military actions, including, but not limited to: energy market disruptions, supply chain disruptions and increased costs, government sanctions, and delays or potential cancellation of planned customer projects;

•rapid technological change and the timing and extent of development of energy sources, including LNG as well as solar, wind and other renewable energy sources;
•environmental and other governmental laws, regulations and executive actions; and
•U.S. and foreign tax policies, including those regarding tariffs, duties and global minimum tax rates.
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
The oil and gas industry is undergoing rapid consolidation, which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect industry consolidations may have on the pricing of our products and services, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customer and suppliers.
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
The market for our products and services is characterized by continual technological developments to provide better performance in increasingly greater depths, higher pressure levels and harsher conditions. If we are unable to design, develop and produce commercially competitive products in a timely manner in response to changes in technology, our business and revenues will be adversely affected. Many of our competitors are large multi-national companies that may have significantly greater financial resources than we have, and they may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do. In addition, competitors or customers may develop new technologies, which address similar or improved solutions to our existing technology. Additionally, the development and commercialization of new products and services requires substantial expenditures and we may not have access to needed capital at attractive rates or at all due to our financial condition, disruptions of the bank or capital markets, or other reasons beyond our control to continue these activities. Should our technologies become the less attractive solution, our operations and profitability would be negatively impacted.
Our business, results of operations and financial condition could be adversely affected by security threats, including cybersecurity threats and other disruptions.
Our information and operational technology systems, and those of our vendors, suppliers, customers and other business partners, may experience various security threats, including cybersecurity threats designed to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees, threats to our infrastructure, or third-party infrastructure; and terrorist attacks or related threats. Cybersecurity attacks in particular are evolving and have increased in frequency. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, ransomware attacks, credential stuffing, phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance. Although we devote resources to protect the systems and data we rely on in our business, our information and operational technology systems may still be subject to cyberattacks or security breaches, including as a result of employee error, malfeasance or other threat vectors. Any one of these threat vectors could lead to the corruption, loss, or disclosure of proprietary and sensitive data, misdirected wire transfers, and an inability to: perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations. While we utilize various procedures and controls to monitor these security threats and mitigate our exposure to such threats and other disruptions, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. No security measure is infallible. If any of these events were to materialize, they would lead to the loss, disclosure, or hindrance of sensitive information (including our intellectual property, and employee and customer data), critical infrastructure, personnel or capabilities essential to our operations. In addition, a cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liquidated or other contractual damages, regulatory penalties, damage to our reputation, significant negative press coverage, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.
We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us, could adversely affect our results of operations.
While no customer accounted for more than 10% of our consolidated revenues in 2023, 2022 or 2021, the loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our accounts receivables.
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
The ongoing military actions in Europe and the Middle East could adversely affect our business, financial condition and results of operations.
The ongoing military conflicts in Europe and the Middle East could cause market and other disruptions that could adversely affect us, such as: volatility in crude oil and natural gas prices, which can adversely affect demand for our products and services; further supply chain constraints and disruptions, or increased prices for certain raw materials and component parts, such as steel and forgings, that are used in products we manufacture and other products needed by our customers in connection with their ongoing operations; instability in financial markets; higher inflation; delays or cancellations of planned projects by our customers due to rising costs; changes in currency rates; and increases in cyberattacks and espionage. In addition, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests as a result of Russia’s invasion of Ukraine. Such sanctions, and other measures, as well as existing and potential further responses from Russia or other countries to such sanctions, could exacerbate the foregoing risks. Any of these developments could adversely affect our business, financial condition and results of operations.
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
Many forecasters also believe that potential climate changes may have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns, which could have an adverse effect on our or our customers’ or suppliers’ operations. These climatic developments have the potential to also cause physical damage to our assets or delays to our supply chains, which may have an adverse effect on our operations.
Any unusual or prolonged severe weather or increased frequency thereof in our or customers’ areas of operations or markets, whether due to climate change or otherwise, could have a material adverse effect on our business, results of operations and financial condition. Adverse climate events could also affect our third-party suppliers, which could limit their ability to provide us with the necessary products or raw materials to maintain operations of our facilities or services. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated or insured against. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing or location of demand for energy or the products our customer produce, which may impact demand for our products and services.
Our inability to control the inherent risks of identifying and integrating businesses that we have or may acquire, including any related increases in debt or issuances of equity securities, could adversely affect our operations.
From time to time, we review complementary acquisition opportunities and we may seek to consummate acquisitions of such businesses in the future. However, we may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future or at all. In addition, we have in the past and may in the future incur indebtedness to finance acquisitions and also may issue equity securities in connection with such acquisitions, which could impose a significant burden on our results of operations and financial condition and could result in significant dilution to stockholders.
We expect to gain certain business, financial, and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. However, these transactions, and the successful integration and operation of acquired businesses, involve numerous risks. If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and our stockholders may not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in evaluating future acquisitions.
Financial Risks
We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.
We rely on our liquidity to pay our operating and capital expenditures, interest and principal payments on debt, taxes and other similar costs. Historically, we have sought to finance the operation of our business primarily with cash on-hand and cash provided by operating activities, but we have also relied on the bank and capital markets. A recession or long-term market correction could negatively impact the value of our common stock, our access to capital or our liquidity or ability to generate cash from operations in the near and long-term. If we are unable to access the bank and capital markets on favorable terms, or if we are not successful in raising capital at an attractive cost within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about such events or other similar risks, have in the past and may in the future lead to acute or market-wide liquidity problems. In addition, if any of our customers, suppliers or other business counterparties are unable to access funds held by such a financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Some of the contracts in our backlog are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. We typically have no contractual right to the total revenues reflected in our backlog once a project is canceled. While backlog cancellations have not been significant in the past, if commodity prices decline, we may incur additional cancellations or experience material declines in our backlog.
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
As of December 31, 2023, goodwill and other intangible assets represented 8% and 15%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible assets of our applicable reporting units (Offshore/Manufactured Products, Completion Services and Downhole Technologies) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders’ equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable.
While no provisions for impairment were recognized during 2023, it is possible that we could recognize goodwill or other intangible assets impairment losses in the future if, among other factors:
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
•foreign currency fluctuations;
•foreign and global minimum taxation regulations;
•tariffs and duties on imported and exported goods;

•the inability to repatriate earnings or capital in a tax efficient manner;
•changing political conditions;
•economic or trade sanctions;
•changing foreign and domestic monetary and trade policies;
•regulatory restrictions or controls more stringently applied or enforced;
•changes in trade activity;
•military or social situations, such as a widespread outbreak of an illness or other public health issues, in foreign areas where we do business, and the possibilities of war, other armed conflict or terrorist attacks; and
•regional economic downturns.
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
Our Downhole Technologies segment operations include the licensing, storage and handling of explosive materials that are subject to regulation by the ATF and analogous state and international agencies. Despite our use of specialized facilities to store and handle dangerous materials and our performance of employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such incidents could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which occurrences could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with any applicable existing or newly established requirements, or the occurrence of an explosive incident, may also result in the loss of our ATF or analogous state and international license to store and handle explosives, which would have a material adverse effect on our business, financial condition and results of operations.
We may not have adequate insurance for potential liabilities and our insurance may not cover certain liabilities, including litigation risks.
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous applications where an accident or product failure can cause personal injury or loss of life, damages to property, equipment, or the environment, regulatory investigations and penalties, and the suspension or cancellation of the end-user’s operations. If our products or services fail to meet specifications, or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings, seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have sold, and some relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses.
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
•we may face difficulties obtaining or maintaining insurance coverage to the extent we do not meet the ESG-related conditions or requirements of our insurers;
•the counterparties to our insurance contracts may pose credit risks; and
•we may incur losses from interruption of our business or cybersecurity attacks that exceed our insurance coverage.
We might be unable to protect our intellectual property rights and we may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
We rely on a variety of intellectual property rights that we use in our businesses, including our patents and proprietary rights relating to our FlexJoint®, Merlin®, Active Seat Gate Valves, Evolv® and SmartStart Plus® technologies, and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain and enforce our proprietary rights in these technologies, to preserve rights in our trade secret and non-public information. We may not be able to successfully preserve these intellectual property rights and these rights could be invalidated, circumvented or challenged. In addition, we may be required to expend significant amounts of money pursuing and defending our intellectual property rights, and these proceedings may not ultimately be successful. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase, adversely affecting our competitive position.
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
Although we do not directly engage in hydraulic fracturing, a material portion of our operations support many of our oil and natural gas exploration and production customers in such activities. There exists federal regulatory initiatives and various state laws and regulations that have increased, and have the potential to further increase, the regulatory burden imposed on hydraulic fracturing. Moreover, there also exists, under the Biden Administration, the potential for new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing on federal lands. The Biden Administration has taken several actions intended to suspend or limit oil and gas leasing on federal lands and waters, though these actions have been subject to legal challenge. Additionally, the BLM has recently proposed rules to update the terms of federal oil and gas leases, including increasing the associated costs and fees. Moreover, further or different constraints may be adopted by the Biden Administration in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federals lands or waters. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic Fracturing” for more discussion on these matters. The occurrence of any one or more of these developments with respect to hydraulic fracturing in areas where our oil and natural gas exploration and production customers operate could result in potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping and/or plugging and abandonment. In addition, they could experience restrictions, delays or cancellations in the pursuit of production or development activities. Any of the foregoing could reduce demand for the products and services of one or more of our business segments and have a material adverse effect on our business, financial condition and results of operations.
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
Our oil and natural gas producing customers dispose of flowback water or certain other oilfield fluids gathered from oil and natural gas producing operations in accordance with permits issued by government authorities overseeing such disposal activities. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events. In response, regulators in states in which our customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. See “Part I, Item 1. Business–Environmental and Occupational Health and Safety Matters” for more discussion on these seismicity matters. The introduction of new environmental laws and regulations related to the disposal of wastes associated with the exploration or production of hydrocarbons could limit or prohibit the ability of our customers to utilize underground injection wells. As a result, our customers may have to limit disposal well volumes, disposal rates or locations and, in some instances those customers, or third-party disposal well operators that are used by those customers to dispose of the customers’ wastewater, may be obligated to shut down disposal wells, which developments could adversely affect our customers’ business and result in a corresponding decrease in the need for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
Imposition of laws, executive actions or regulatory initiatives to restrict, delay or cancel leasing, permitting or drilling activities in deepwaters of the United States or foreign countries may reduce demand for our services and products and have a material adverse effect on our business, financial condition, or results of operations.
A significant portion of our Offshore/Manufactured Products segment provides products and services for oil and natural gas exploration and production customers operating offshore in the deepwaters of the United States and in other countries. To a lesser extent, our Well Site Services and Downhole Technologies segments also provide equipment and services to customers operating offshore in the deepwaters of the United States and in other countries. President Biden has issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risks across government agencies and economic sectors. President Biden may pursue additional executive orders, new legislation and regulatory initiatives to further implement his regulatory agenda beyond the IRA 2022. For example, on January 26, 2024, the Biden Administration announced a temporary pause pending Department of Energy review on decisions on new exports of LNG to countries with which the United States does not have free trade agreements. Additionally, regulatory agencies under the Biden Administration may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations in offshore oil and natural gas exploration and production activities, such as the Biden Administration’s suspension of the issuance of authorizations for oil and gas activities. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters” for more discussion on deepwater regulatory matters.
Any new legislation, executive actions or regulatory initiatives, whether in the United States or in other countries, that impose increased costs, more stringent operational standards or result in significant delays, cancellations or disruptions in our customers’ operations, increase the risk of losing leasing or permitting opportunities, expired leases due to the time required to develop new technology, increased supplemental bonding costs, or cause our customers to incur penalties, fines, or shut-in production at one or more of their facilities, any or all of which could reduce demand for our products and services. Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. We cannot predict with any certainty the full impact of any new laws, regulations, executive actions or regulatory initiatives on our customers’ drilling operations or the opportunity to pursue such operations, or on the cost or availability of insurance to cover the risks associated with such operations. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
We are subject to numerous environmental laws and regulations that may expose us to significant costs and liabilities.
Our operations and those of our customers in the United States and in foreign countries are subject to stringent federal, state and local legal requirements governing environmental protection. These requirements may take the form of laws, regulations, executive actions and various other legal initiatives. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters” for more discussion on these matters.
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
We are subject to stringent federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the Offshore Manufactured Products, Well Site Services and Downhole Technologies business segments. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. See “Part I. Item I. Business – Environmental and Occupational Health and Safety Matters” for more discussion on these matters.
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
Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, financial and litigation risks associated with the production and processing of fossil fuels and emission of GHGs. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters” for more discussion on these risks.
The adoption and implementation of new or more stringent international, federal or state executive actions, legislation, regulations or regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels. Such legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, financial, reputational and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels), and government grants, incentives and subsidies such as those contained in the IRA 2022, could reduce demand for hydrocarbons, and therefore demand for our products and services, which would have an adverse effect on our business and results of operations.
The ESA, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers' ability to develop new oil and natural gas wells.
In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) under former President Trump issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, their nests, or their eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration’s rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling and completion activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling and completion activities in certain areas or require the implementation of expensive mitigation measures.
Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA. For example, the FWS recently published a rule listing two distinct population segments of the lesser prairie-chicken under the ESA, a species found in some states where we operate, including Texas, Oklahoma and Colorado. The dunes sagebrush lizard, located in west Texas and New Mexico, has also recently been proposed for listing as endangered under the ESA. Further, agencies may also enact protections related to critical habitats of listed species, which require federal agencies to ensure their actions are not likely to destroy or adversely modify the critical habitat. For example, in September 2023 the National Marine Fisheries Service proposed to designate certain waters in the Gulf of Mexico as critical habitat for the Rice’s whale under the ESA. The designation of previously unidentified endangered or threatened species or their critical habitats could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.
Increasing attention to ESG matters may impact our business.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets, or ability to attract and retain a talented workforce. Increasing attention to climate change, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers.
Our Board’s Nominating, Governance and Sustainability Committee is responsible for overseeing and managing our ESG initiatives. Committee members review the implementation and effectiveness of our ESG programs and policies. During 2023, we have sought to strengthen our ESG performance through certain voluntary operational strategies, including, for example (i) pursuing a goal to reduce GHG emissions generated by us; (ii) seeking to co-locate certain of our facilities and common processes, where feasible, to minimize our GHG emission impacts; (iii) pursuing the implementation of alternative energy systems (for example, solar power) at certain of our facilities, where applicable; (iv) seeking to identify and select low-impact energy providers, where geographically available; (v) evaluating the addition of an onboard system for our trucks that would link to integral vehicle systems to reduce vehicle idling time on work locations; and (vi) purchasing alternative fueled vehicles to reduce carbon-based emissions and improved technology offerings, as fleet replacements occur from time to time, among others. Despite our governance, however, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them within a specific timeframe or across all operational assets. Moreover, we note that even with our governance oversight in place, we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related strategies and goals. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our products and services. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge starts in 2024 at $900 per ton of methane, increases to $1,200 in 2025, and increases to $1,500 for 2026 and each year after. Regulations to implement the methane emissions charge were proposed in January 2024 and are subject to public comment. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our products and services.

Changes to applicable tax laws and regulations may result in our incurring additional income tax liabilities, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various complex and evolving U.S. federal, state and local and foreign taxes. U.S. federal, state and local and foreign tax laws, policies, statutes, rules, regulations or ordinances could be implemented, interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. For example, the Organisation for Economic Co-operation and Development, an international association of 38 countries that includes the United States, has adopted a set of international tax model rules known as the “Pillar Two” framework, a central component of which is the imposition of a global minimum corporate tax rate of 15%. Once we reach the Pillar Two applicable revenue thresholds, which we expect to occur no earlier than 2026, the Pillar Two rules could increase tax compliance complexity and uncertainty and result in additional administrative costs and income tax liabilities in those taxing jurisdictions where we operate that have implemented Pillar Two rules. Further, absent U.S. congressional action, the U.S. federal tax rate applicable to certain income earned by our non-U.S. subsidiaries will increase for tax years beginning after December 31, 2025, and certain taxpayer beneficial provisions of the Tax Cuts and Jobs Act will expire. All of the above contemplated and non-contemplated changes in the applicable tax rules may have a material adverse effect on our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are subject to numerous cybersecurity threats which could result in equipment or network failures, loss of information (including sensitive personal information of customers or employees or proprietary information) as well as disruptions to our or our customers’, suppliers’ or vendors’ operations. Cybersecurity risks we face include threats from entities and persons that may seek to target our information technology (“IT”) infrastructure or use malware, computer viruses, denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means to obtain unauthorized access to or disrupt the operation of our networks, systems and those of our suppliers, vendors and other service providers. In addition, we may face cyber threats from parties that seek to target us through our customers, suppliers, and other stakeholders with whom we do business. Cybersecurity threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them.
Risk Management Process
We strive to follow the guidelines set by the National Institute of Standards and Technology Cybersecurity Framework to manage information assets, protect sensitive data and mitigate security risks. To address risks from cybersecurity threats, we maintain an information security team, automated monitoring and detection services, and policies and procedures for managing risk to our information systems. As part of our information security program, our operations strive to assess, identify and manage cybersecurity threat risks by:
•identifying cybersecurity threats and critical information assets;
•implementing cybersecurity prevention, detection and response controls;
•incorporating cyber risk assessment practices into program activities; and
•integrating cyber risk management into our business risk governance practices.
Additionally, we periodically review and update our cybersecurity policies, procedures, practices, and response plans considering evolving threats, changes in federal government compliance standards, and emerging commercial best practices, as applicable. We conduct employee training programs on cybersecurity as part of our efforts to mitigate persistent and continuously evolving cybersecurity threats. We have implemented processes requiring that material cybersecurity events, or losses of customer or personal data, are reported to affected parties, applicable regulatory authorities and management, as appropriate.
The above cybersecurity risk management processes are integrated into our overall enterprise risk management process.
Governance
Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our Board is responsible for risk oversight and utilizes an enterprise risk management process to assist in fulfilling its oversight responsibilities. The Board has delegated responsibility for overseeing the monitoring and assessment of risks related to cybersecurity to the Audit Committee.
We monitor the effectiveness of our information security program in protecting information assets and sensitive data, and mitigating security risks by periodically performing both internal and external audits, leveraging third-party commercial tools for assessing cybersecurity health, monitoring and addressing newly defined security vulnerabilities, and conducting annual third-party cyber penetration testing. Such tests are designed to emulate techniques used by advanced cyber threat adversaries. We also recognize that third-party service providers may introduce cybersecurity risks and, in an effort to mitigate these risks, we have sought to implement a process to assess and oversee the cybersecurity practices of third-party service providers. Before engaging with a third-party service provider, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to include cybersecurity requirements in our contracts with third-party service providers and endeavor to require them to adhere to specific security standards and protocols.
Our Chief Information Officer is responsible for timely informing management regarding cybersecurity incidents, including prevention, detection, mitigation, and remediation activities. Our Chief Information Officer and Director of Cybersecurity communicate at least annually with the Board on matters such as data protection and cybersecurity. We maintain cybersecurity incident response plans, which address defined actions to be taken in response to cyber incidents. In the event of a material cybersecurity incident, the Chief Information Officer must notify both management and the Board.
Impact of Risks from Cybersecurity Threats
As of the date of this Annual Report on Form 10-K, we are not aware of any previous cybersecurity incidents or current cybersecurity threats that have materially affected or are reasonably likely to materially affect us. Despite the cybersecurity and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. These threats and incidents originate from a variety of sources, including hackers, cybercriminals, nation-states, insiders, or other third parties. These threats and incidents target our network, our operational technology or other systems, our data and information, our employees, our customers, our partners, or our third-party service providers and vendors. Some of our third-party service providers have experienced security breaches. Should we be unable to successfully detect and defend against cybersecurity threats in the future, we may experience significant expenses, potential investigations and legal liability, liquidated contractual damages, a loss of current or future customers, and reputational damage. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Item 2. Properties
We own and lease numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of our worldwide operations. The following presents the location of our principal owned or leased facilities, by segment.
Offshore/Manufactured Products – Rio de Janeiro and Macae, Brazil; Aberdeen and West Lothian, Scotland; Rayong, Thailand; Singapore; Navi Mumbai, India; Las Palmas, Spain; Shenzhen, China; Abu Dhabi, UAE; and in the United States: Arlington, Houston and Lampasas, Texas; Oklahoma City and Tulsa, Oklahoma and Houma, Louisiana.
Well Site Services – Houston, Kilgore and Midland, Texas; New Iberia and Houma, Louisiana; Oklahoma City, Oklahoma; Canonsburg, Towanda and Watsontown, Pennsylvania; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington in the United States; and Red Deer, Alberta, Canada.
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

Item 3. Legal Proceedings
Information regarding legal proceedings is set forth in Note 15, “Commitments and Contingencies,” of the Consolidated Financial Statements included in this Annual Report on Form 10‑K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our authorized common stock consists of 200,000,000 shares of common stock. There were 63,582,041 shares of common stock outstanding as of February 9, 2024. The approximate number of record holders of our common stock as of February 9, 2024 was 150. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OIS”.
We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and our ABL Facility (as defined below) limits the payment of dividends. For additional discussion of such restrictions, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board considers relevant.
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of our peer group, and a customized peer group of twelve companies, with the individual companies listed in footnote (2) below. The graph and chart show the value at the dates indicated of $100 invested as of December 31, 2018 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index and our Peer Group(1)

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Oil States International, Inc.
Peer Group
S&P 500
PHLX Oil Service Sector

	2018	2019	2020	2021	2022	2023
Oil States International, Inc.	$100.00	$114.22	$35.15	$34.80	$52.24	$47.55
Peer Group(1)	$100.00	$100.45	$58.64	$61.68	$98.92	$100.05
PHLX Oil Service Sector	$100.00	$99.45	$57.60	$69.55	$112.31	$114.47
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
____________________
(1)The twelve companies included in our customized peer group are: Archrock, Inc., Core Laboratories N.V., Dril-Quip, Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Newpark Resources, Inc., Oceaneering International, Inc., RPC, Inc., Select Water Solutions, Inc. (formerly Select Energy Services, Inc.), and TETRA Technologies, Inc.
Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2023	—	$—	—	$21,998,595
November 1 through November 30, 2023	198,007	6.98	198,007	20,609,161
December 1 through December 31, 2023	365,183	6.71	365,183	18,133,096
Total	563,190	$6.81	563,190
____________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)On February 16, 2023, our Board approved a share repurchase program of up to $25.0 million, which extends for two years. As of December 31, 2023, $6.9 million of share repurchases have been made under this authorization.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in “Part II Item 8 Financial Statements and Supplementary Data.” This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in “Part I, Item 1A. Risk Factors.” You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credit and financing transactions, which may impact comparability from period to period.
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

Recent Developments
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2023	$81.01	$77.99	$86.65	$84.01	$82.47
2022	100.87	113.84	100.71	$88.77	$100.99
WTI Crude (per bbl)
2023	$75.91	$73.54	$82.25	$78.53	$77.56
2022	95.18	108.83	93.06	$82.79	$94.90
Henry Hub Natural Gas (per MMBtu)
2023	$2.64	$2.16	$2.59	$2.74	$2.53
2022	4.67	7.50	8.03	$5.55	$6.45
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On February 9, 2024, Brent crude oil, WTI crude oil and natural gas spot prices closed at $83.58 per barrel, $77.26 per barrel and $1.74 per MMBtu, respectively. Additionally, the U.S. drilling rig count reported on February 9, 2024 was 623 rigs – comparable to the fourth quarter 2023 average.
In February 2023, we repaid the $17.3 million in principal amount, plus accrued interest, outstanding under our 2023 Notes. Additionally, our Board authorized a $25.0 million stock repurchase plan, which extends through February 2025. During 2023, $6.9 million of share repurchases were made under this authorization. On February 16, 2024, we amended our ABL Facility to extend its maturity date from February 10, 2025 to February 16, 2028.
Overview
Current and expected future pricing for WTI crude oil and natural gas and inflationary cost increases, along with expectations regarding the regulatory environment in the regions in which we operate, are factors that will continue to influence our customers’ willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore/Manufactured Products segment.
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
Our Offshore/Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore and land-based drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development related to, and have been awarded select contracts and are bidding on additional projects that facilitate, the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 69% of Offshore/Manufactured Products segment sales in 2023 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore/Manufactured Products segment increased to $333 million as of December 31, 2023 from $308 million as of December 31, 2022. Bookings totaled $472 million in 2023, yielding a book-to-bill ratio of 1.1x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2023	$326	$338	$348	$333
2022	265	241	258	308
2021	226	214	249	260
Our Well Site Services segment provides completion services and, to a much lesser extent, land drilling services, in the United States (including the Gulf of Mexico) and internationally. U.S. drilling and completion activity and, in turn, our Well Site Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of, and initial production from, new and recompleted wells in our U.S. operations, which are dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations. Well intensity and complexity have increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.
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

	As of February 9, 2024	Average for the
		Year Ended December 31,
		2023	2022
United States Rig Count:
Land – Oil	479	527	557
Land – Natural gas and other	123	138	148
Offshore	21	21	18
	623	686	723
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2023, oil-directed drilling accounted for 80% of the total U.S. rig count – with the balance largely natural gas related.
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

Selected Financial Data
This selected financial data should be read in conjunction with our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in order to understand factors, such as charges, credits and financing transactions, which may impact comparability of the selected financial data.
We revised our presentation of supplemental disclosure of disaggregated revenue information in 2023. Prior-period disclosures of disaggregated revenue information presented within this discussion and analysis were conformed with the current-period presentation.
Consolidated Results of Operations
The following summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	Variance
Revenues:
Products	$418,550	$385,564	$32,986
Services	363,733	352,142	11,591
	782,283	737,706	44,577
Costs and expenses:
Product costs	328,815	307,371	21,444
Service costs	278,073	271,185	6,888
Cost of revenues (exclusive of depreciation and amortization expense presented below)	606,888	578,556	28,332
Selling, general and administrative expenses(1)	94,185	96,038	(1,853)
Depreciation and amortization expense	60,778	67,334	(6,556)
Other operating expense (income), net(2)	(2,732)	(7,127)	4,395
	759,119	734,801	24,318
Operating income	23,164	2,905	20,259

Interest expense, net	(8,189)	(10,280)	2,091
Other income, net	849	3,315	(2,466)
Income (loss) before income taxes	15,824	(4,060)	19,884
Income tax provision	(2,933)	(5,480)	2,547
Net income (loss)	$12,891	$(9,540)	$22,431

Net income (loss) per share:
Basic	$0.20	$(0.15)
Diluted	0.20	(0.15)

Weighted average number of common shares outstanding:
Basic	62,690	61,638
Diluted	63,152	61,638
_______________
(1)During 2023, we recognized $0.6 million, associated with the defense of certain Well Site Services segment patents related to proprietary technologies.
(2)During 2023, we recognized facility consolidation charges of $2.5 million associated with the Offshore/Manufactured Products segment’s ongoing consolidation and relocation of certain manufacturing and service locations. During 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.

Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore/Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the years ended December 31, 2023 and 2022 is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	Variance
Revenues:
Offshore/Manufactured Products
Project-driven:
Products	$189,739	$158,040	$31,699
Services	112,742	98,968	13,774
	302,481	257,008	45,473
Military and other products	32,596	32,563	33
Short-cycle products	106,186	92,152	14,034
	441,263	381,723	59,540
Well Site Services	242,633	231,189	11,444
Downhole Technologies	98,387	124,794	(26,407)
	$782,283	$737,706	$44,577

Operating income (loss):
Offshore/Manufactured Products(1)	$65,299	$45,268	$20,031
Well Site Services(2)	13,881	4,865	9,016
Downhole Technologies	(14,884)	(6,669)	(8,215)
Corporate	(41,132)	(40,559)	(573)
	$23,164	$2,905	$20,259
_______________
(1)During 2023, we recognized facility consolidation charges of $2.5 million associated with the Offshore/Manufactured Products segment’s ongoing consolidation and relocation of certain manufacturing and service locations. During 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.
(2)In 2023, we recognized $0.6 million in costs associated with the defense of certain Well Site Services segment patents related to proprietary technologies.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
We reported net income for the year ended December 31, 2023 of $12.9 million, or $0.20 per share, which included facility consolidation charges of $2.5 million ($2.0 million after-tax, or $0.03 per share) and patent defense costs of $0.6 million ($0.5 million after-tax, or $0.01 per share). These results compare to a net loss for the year ended December 31, 2022 of $9.5 million, or $0.15 per share, which included a gain of $6.1 million ($4.6 million after-tax, or $0.07 per share) recognized in connection with the settlement of a litigation matter.
Increased capital investments by our offshore and international customers, together with our internal cost control and strict capital discipline measures and other corporate actions, resulted in improvements in our consolidated results in 2023. The favorable impact of continued growth in offshore and international project activity and associated backlog conversion was partially offset by the impact of an industry-wide decline in U.S. well completions (the U.S. year-end rig count declined 20% from December 2022) – triggered by weaker commodity prices.
Revenues. Consolidated total revenues in 2023 increased $44.6 million, or 6%, from 2022.
Consolidated product revenues in 2023 increased $33.0 million, or 9%, from 2022, driven primarily by higher customer demand for project-driven production facility and connector products. Consolidated service revenues in 2023 increased $11.6 million, or 3%, from 2022 due primarily to increased customer project spending internationally.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2023 and 2022 (in thousands):

	Offshore/ Manufactured Products		Well Site Services		Downhole Technologies		Total
Year Ended December 31	2023	2022	2023	2022	2023	2022	2023	2022
Project-driven:
Products	$189,739	$158,040	$—	$—	$—	$—	$189,739	$158,040
Services	112,742	98,968	—	—	—	—	112,742	98,968
Total project-driven	302,481	257,008	—	—	—	—	302,481	257,008
Military and other products	32,596	32,563	—	—	—	—	32,596	32,563
Short-cycle:
Products	106,186	92,152	—	—	90,029	102,808	196,215	194,960
Services	—	—	242,633	231,189	8,358	21,986	250,991	253,175
Total short-cycle	106,186	92,152	242,633	231,189	98,387	124,794	447,206	448,135
	$441,263	$381,723	$242,633	$231,189	$98,387	$124,794	$782,283	$737,706

Percentage of total revenue by type -
Products	74%	74%	—%	—%	92%	82%	54%	52%
Services	26%	26%	100%	100%	8%	18%	46%	48%
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) increased $28.3 million, or 5%, in 2023 compared to 2022.
Consolidated product costs in 2023 increased $21.4 million, or 7%, compared to 2022 due primarily to the reported revenue growth as well as higher material, transportation, labor and other costs. Consolidated service costs in 2023 increased $6.9 million, or 3%, compared to 2022, due primarily to the impact of higher revenue levels and increased labor and other costs.
Selling, General and Administrative Expense. Selling, general and administrative expense was $94.2 million in 2023, which included $0.6 million of legal and other costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs decreased $2.4 million, or 3%, from 2022, due primarily to reductions in short-term incentive and bad debt expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.6 million, or 10%, in 2023 compared to the prior-year period, due to certain intangible assets reaching the end of their economic life coupled with reduced capital investments made in our Well Site Services segment in recent years. Note 14, “Segments and Related Information,” to our Consolidated Financial Statements presents depreciation and amortization expense by segment.

Other Operating Income, Net. In 2023, other operating income, net included gains on disposals of assets totaling $4.1 million, partially offset by charges of $2.5 million recognized in connection with our ongoing consolidation of certain manufacturing and service locations within our Offshore/Manufactured Products segment. Other operating income, net for 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore/Manufactured Products segment.
Operating Income. Our consolidated operating income was $23.2 million in 2023, which included the $2.5 million in facility consolidation charges reported within other operating income, net and the $0.6 million in patent defense costs reported within selling, general and administrative expense. This compares to a consolidated operating income of $2.9 million in 2022, which included the $6.1 million gain (discussed above) recognized within other operating income, net. Excluding these charges and prior-year litigation gain, operating income increased $29.4 million year-over-year.
Interest Expense, Net. Net interest expense totaled $8.2 million in 2023, which compares to $10.3 million in 2022. Interest expense as a percentage of total debt outstanding was approximately 7% in 2023, compared to 6% in 2022.
Income Tax. For 2023, our income tax provision was $2.9 million on pre-tax income of $15.8 million, which included certain non-deductible expenses, discrete tax items and reductions in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $5.5 million on a pre-tax loss of $4.1 million for 2022, which included certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $9.0 million in 2023 compared to a comprehensive loss of $12.9 million in 2022 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During 2023, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar. In 2022, the exchange rate for the British pound weakened compared to the U.S. dollar, while the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore/Manufactured Products
Revenues. Our Offshore/Manufactured Products segment revenues increased $59.5 million, or 16%, in 2023 compared to 2022 due primarily to increased demand for international and offshore-project driven products and services.
Operating Income. Our Offshore/Manufactured Products segment reported operating income of $65.3 million in 2023, which included the $2.5 million in facility consolidation charges. This compares to operating income of $45.3 million in 2022, which included a $6.1 million gain recognized in connection with the settlement of outstanding litigation. Excluding the facility consolidation charges and prior-year litigation gain, operating income increased $28.6 million year-over-year due primarily to the Offshore/Manufactured Products segment’s reported revenue growth and lower bad debt expense, partially offset by the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore/Manufactured Products segment totaled $333 million as of December 31, 2023 compared to $308 million as of December 31, 2022. Bookings during 2023 totaled $472 million, yielding a year-to-date book-to-bill ratio of 1.1x.
Well Site Services
Revenues. Our Well Site Services segment revenues increased $11.4 million, or 5%, in 2023 compared to 2022, driven primarily by higher U.S. customer activity levels during the first half of 2023.
Operating Income. Our Well Site Services segment reported operating income of $13.9 million in 2023, compared to operating income of $4.9 million in 2022. Excluding the 2023 patent defense costs, the Well Site Services segment’s operating results improved $9.6 million from the prior-year period, due to the reported revenue growth and a $3.2 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $26.4 million, or 21%, in 2023 from 2022 due primarily to lower U.S. customer demand for perforating and completion products.

Operating Loss. Our Downhole Technologies segment reported an operating loss of $14.9 million in 2023, compared to an operating loss of $6.7 million reported in 2022. This year-over-year increase in operating loss is due primarily to the reported decrease in the Downhole Technologies segment’s revenue, $1.1 million in incremental non-cash provisions for excess and obsolete inventory as well as higher labor, material and other costs.
Corporate
Operating Loss. Corporate expenses in 2023 increased $0.6 million, or 1%, from 2022, with the impact of higher personnel and marketing costs partially offset by lower short-term incentive and professional service expenses.

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
Operating Activities
Cash flows from operations totaled $56.6 million during 2023, compared to $32.9 million provided by operations during 2022.
During 2023, $21.0 million was used to fund net working capital increases, primarily due to increases in inventories as well as decreases in accounts payable, accrued liabilities and deferred revenue, partially offset by a decrease in accounts receivable. During 2022, $34.7 million was used to fund net working capital increases, primarily due to increases in accounts receivable and inventories.
Investing Activities
Net cash used in investing activities during 2023 totaled $25.6 million, compared to $22.7 million used in investing activities during 2022.
Capital expenditures totaled $30.7 million and $20.3 million during 2023 and 2022, respectively. These investments were partially offset by proceeds from the sale of property and equipment of $5.3 million and $5.9 million during 2023 and 2022, respectively.
In 2022, we acquired E-Flow Control Holdings Limited, a global provider of fully integrated handling, control, monitoring and instrumentation solutions. The purchase price of $8.1 million (net of cash acquired) was funded with cash on-hand.
Within our Offshore/Manufactured Products segment, we completed the consolidation of certain facilities in Houston, Texas during 2023 and are in the process of strategically relocating our Asian manufacturing and service operations from Singapore to Batam, Indonesia. With these consolidations, two facilities are classified as held-for-sale assets within prepaid expenses and other current assets as of December 31, 2023.
Including the planned construction of a new facility in Batam, we expect to invest approximately $40 million in capital expenditures during 2024. In 2024, we also expect to sell the two held-for-sale facilities (in Singapore and Houston), with expected proceeds ranging between $35 million and $40 million. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During 2023, net cash of $26.7 million was used in financing activities, which included the repayment of the $17.3 million in principal amount of our outstanding 2023 Notes and the repurchases of $6.9 million of our common stock. This compares to $20.3 million of cash used in financing activities during 2022, which included a cash payment of $10.0 million related to the settlement of a promissory note to the seller of GEODynamics, Inc. (discussed below) and the purchase of $8.7 million principal amount of our outstanding 2023 Notes.
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
As of December 31, 2023, we had cash and cash equivalents totaling $47.1 million, which compared to $42.0 million as of December 31, 2022.
As of December 31, 2023, we had no borrowings outstanding under our ABL Facility, $135.0 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $3.1 million. Our reported interest expense included amortization of deferred financing costs of $1.8 million during 2023. For 2023, our contractual cash interest expense was $7.8 million, or approximately 5% of the average principal balance of debt outstanding.

We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of multiple U.S. bank failures in 2023 resulted in significant disruptions to global banking and financial markets. For companies like ours that support the energy industry, these disruptions negatively impacted the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related information and risks. A final rule is expected to be released in the first half of 2024, but we cannot predict the final form and substance of the rule and its requirements at this time. The ultimate impact on our business is uncertain but, upon finalization, we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting access to capital or seeking more stringent conditions with respect to their investments in us, our customers and other companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factors in “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations” and “Increasing attention to ESG matters may impact our business.”
Stock Repurchase Program. On February 16, 2023, the Board authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. As of December 31, 2023, $6.9 million of share repurchases have been made under this authorization.
Revolving Credit Facility. On February 10, 2021, we entered into a senior secured credit facility, which provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. On February 16, 2024, we amended the ABL Facility to extend the maturity date to February 16, 2028.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Agreement, as amended, matures on February 16, 2028 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million. See Note 7, “Long-term Debt,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the ABL Agreement.
As of December 31, 2023, we had $15.2 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of December 31, 2023 was $76.1 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. The 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 7, “Long-term Debt,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the 2026 Notes. As of December 31, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 2023 Notes matured and the outstanding $17.3 million in principal amount was repaid in full.
Our total debt represented 16% and 18% of our combined total debt and stockholders’ equity as of December 31, 2023 and December 31, 2022, respectively.

Contractual Obligations. As discussed above, we believe that cash on-hand, cash flow from operations and borrowing capacity under our ABL facility will be sufficient to meet our liquidity needs in the coming twelve months. The following summarizes our more significant contractual obligations as of December 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by year
	Total	2024	2025 and 2026	2027 and 2028	After 2028
Contractual obligations
ABL Facility(1)	$—	$—	$—	$—	$—
2026 Notes(2)	151,031	6,413	144,618	—	—
Other debt and finance lease obligations	3,092	627	1,092	1,121	252
Operating lease liabilities(3)	28,235	7,860	11,333	5,813	3,229
Purchase obligations(4)	110,550	108,746	1,804	—	—
Total contractual cash obligations	$292,908	$123,646	$158,847	$6,934	$3,481
____________________
(1)As of December 31, 2023, we had no borrowings outstanding under our ABL Facility. The total amount available to be drawn as of December 31, 2023 was $76.1 million.
(2)Amount represents the full principal amount of the 2026 Notes together with cash interest payments due semi-annually.
(3)Amount represents payment obligations (including implied interest) for operating leases with an initial term of greater than twelve months. Operating lease obligations are recorded in the consolidated balance sheet as operating lease liabilities while the right-of-use assets are included within operating lease assets.
(4)Our purchase obligations primarily relate to open purchase orders.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters.
See Note 15, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
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
Tax Matters. See Note 2, “Summary of Significant Accounting Policies,” and Note 10, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information with respect to tax matters.
Off-Balance Sheet Arrangements. As of December 31, 2023, we had no off-balance sheet arrangements.
Critical Accounting Policies
Our Consolidated Financial Statements included in this Annual Report on Form 10‑K have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require that we make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires our most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Revenue and Cost Recognition
Our revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to as a “performance obligation,” and to which revenue is allocated. We recognize revenue and the related cost when, or as, the performance obligations are satisfied. The majority of our significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. For contracts with multiple distinct performance obligations, we allocate revenue to the identified performance obligations in the contract. Our product sales terms do not include significant post-performance obligations.
Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 34%, 35% and 35% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 66%, 65% and 65% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore/Manufactured Products segment (also referred to as “project-driven products”), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. We believe this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
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
Long-Lived Tangible and Intangible Assets
Our long-lived tangible assets totaled $302.4 million, representing 29% of our total assets as of December 31, 2023, and our long-lived intangible assets totaled $153.0 million, representing 15% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable, inventories and goodwill.

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
With the decline in operating results reported by the Downhole Technologies segment in 2023, we assessed the carrying value of the segment’s long-lived tangible and intangible assets by comparing management’s estimates of undiscounted future cash flows to the carrying value of the assets. This assessment indicated that the segment’s long-lived assets were recoverable. No other indicators of impairment were identified in 2023 that would indicate that the carrying values of our other long-lived tangible and intangible assets were not recoverable. Accordingly, no impairment losses were recorded. However, management actions, competitive market conditions or industry cyclicality and downturns may result in future changes to our estimates of projected cash flows, or their timing, and could potentially cause future impairment to the values of our long-lived assets, including finite-lived intangible assets.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which are adopted by us as of the specified effective date. We believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk refers to the potential losses arising from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility.
Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates. We enter into derivative instruments only to the extent considered necessary to meet risk management objectives and do not use derivative contracts for speculative purposes.
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2023, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore/Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2023, our reported foreign currency exchange losses were $0.8 million and are included in “other operating income, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $9.0 million from $78.9 million as of December 31, 2022 to $70.0 million as of December 31, 2023, due to changes in currency exchange rates. During the year ended December 31, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 6% and 8%, respectively, compared to the U.S. dollar.
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
Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States’ internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as described below.
(b) Attestation report of the registered public accounting firm.
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this Annual Report on Form 10‑K on page 55 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(1)Information concerning directors, including our audit committee financial experts, is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, under “Election of Directors.”
(2)Information with respect to executive officers is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, under “Executive Officers.”
(3)Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, under “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent such disclosure is required.
(4)Information concerning corporate governance and our code of ethics is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, under “Corporate Governance.”
Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures is incorporated by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, under “Audit Fee Disclosure.”

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
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023, as filed with the SEC on July 27, 2023 (File No. 001‑16337)).

3.2	—
Fifth Amended and Restated Bylaws of Oil States International, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022, as filed with the SEC on February 17, 2023 (File No. 001‑16337)).

4.1	—	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1, as filed with the SEC on November 7, 2000 (File No. 333‑43400)).

4.3	—
Indenture, dated March 19, 2021, by and among Oil States International, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 4.75% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on March 22, 2021 (File No. 001-16337)).

4.4	—
Description of Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 21, 2020 (File No. 001-16337)).

10.1+	—
Amended and Restated Equity Participation Plan of Oil States International, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.2	—
Form of Deferred Stock Award Election under the Company’s Amended and Restated Equity Participation Plan. (incorporated by Reference to Exhibit 10.2 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022 (File No. 001‑16337)).

10.3	—
Form of Deferred Stock Grant Notice and Agreement under the Company’s Amended and Restated Equity Participation Plan. (incorporated by Reference to Exhibit 10.3 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022 (File No. 001‑16337)).

10.4+	—
Deferred Compensation Plan effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as filed with the SEC on April 25, 2013 (File No. 001‑16337)).

10.5+	—
Annual Incentive Compensation Plan, dated January 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017 (File No. 001‑16337)).

10.6+	—
Executive Agreement between Oil States International, Inc. and Cindy B. Taylor (incorporated by Reference to Exhibit 10.9 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2000, as filed with the SEC on March 30, 2001 (File No. 001‑16337)).

10.7+	—
Form of Change of Control Severance Plan for Selected Members of Management (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S‑1, as filed with the SEC on December 12, 2000 (File No. 333‑43400)).

10.8	—
Asset-based Credit Agreement, dated as of February 10, 2021, among Oil States International, Inc., as Borrower, the Lenders from time to time party thereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2021 (File No. 001-16337)).

10.9	—
Second Amendment to Credit Agreement, dated December 13, 2022, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 17, 2023 (File No. 001-16337)).

10.10*	—
Third Amendment to Credit Agreement, dated February 16, 2024, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association as Agent.

10.11	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2004, as filed with the SEC on November 5, 2004 (File No. 001‑16337)).

10.12+	—
Form of Director Stock Option Agreement under the Company’s 2001 Equity Participation Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005 (File No. 001‑16337)).

10.13+	—
Form of Employee Nonqualified Stock Option Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.14+	—
Form of Restricted Stock Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.15+	—
Form of Performance Award Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.16+	—
Form of Cash Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on April 29, 2021 (File No. 001-16337)).

10.17+	—	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8‑K as filed with the SEC on November 15, 2006 (File No. 001‑16337)).

10.18+	—
Form of Non-Employee Director Restricted Stock Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, as filed with the SEC on May 28, 2021 (File No. 333‑2565777)).

10.19+	—
Amendment to the Executive Agreement of Cindy Taylor, effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009 (File No. 001‑16337)).

10.20+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Lloyd A. Hajdik) effective December 9, 2013 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, as filed with the SEC on February 25, 2014 (File No. 001‑16337)).

10.21+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Philip S. Moses) effective July 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on July 8, 2015 (File No. 001‑16337)).

10.22+	—
Executive Agreement between Oil States International, Inc. and named executive officer (Brian E. Taylor) effective May 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on May 13, 2022 (File No. 001‑16337)).

10.23+	—
Annual Incentive Compensation Plan, dated January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 1, 2020 (File No. 001-16337)).

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

97.1*	—	Incentive-Based Compensation Recoupment Policy

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104.1*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2024.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 21, 2024.

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

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Product revenues recognized over-time on project-driven contracts
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company recognizes product revenue over time for certain project-driven contracts using an input method such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method).
Auditing management’s calculation of product revenues recognized under the cost-to-cost method was complex and subjective due to the significant estimation required in determining the estimated costs remaining on the project. In particular, the estimates of remaining costs associated with materials and labor are sensitive and may be impacted by factors outside of the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for recognizing product revenues over-time on project-driven contracts, including management’s review of the estimated costs to complete and associated revenues.
To test the Company’s estimate of the progress towards completion of its projects, we performed audit procedures that included, among others, testing the significant assumptions discussed above to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data. To assess management’s estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; observing selected project review meetings; performing observations of select projects to observe progress; and performing lookback analyses to historical actual costs to assess management’s ability to estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Houston, Texas
February 21, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes, and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
February 21, 2024

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Products	$418,550	$385,564	$299,293
Services	363,733	352,142	273,868
	782,283	737,706	573,161

Costs and expenses:
Product costs	328,815	307,371	246,589
Service costs	278,073	271,185	223,807
Cost of revenues (exclusive of depreciation and amortization expense presented below)	606,888	578,556	470,396
Selling, general and administrative expense	94,185	96,038	83,692
Depreciation and amortization expense	60,778	67,334	80,741
Impairments of fixed and lease assets	—	—	4,166
Other operating income, net	(2,732)	(7,127)	(1,042)
	759,119	734,801	637,953
Operating income (loss)	23,164	2,905	(64,792)

Interest expense	(9,570)	(10,571)	(10,328)
Interest income	1,381	291	158
Other income, net	849	3,315	1,628
Income (loss) before income taxes	15,824	(4,060)	(73,334)
Income tax (provision) benefit	(2,933)	(5,480)	9,341
Net income (loss)	$12,891	$(9,540)	$(63,993)

Net income (loss) per share:
Basic	$0.20	$(0.15)	$(1.06)
Diluted	0.20	(0.15)	(1.06)

Weighted average number of common shares outstanding:
Basic	62,690	61,638	60,293
Diluted	63,152	61,638	60,293
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$12,891	$(9,540)	$(63,993)

Other comprehensive income (loss):
Currency translation adjustments	8,957	(12,977)	(4,044)
Release of currency translation adjustments on liquidation of an international operation	—	—	9,320
Other	—	67	78
Total other comprehensive income (loss)	8,957	(12,910)	5,354
Comprehensive income (loss)	$21,848	$(22,450)	$(58,639)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2023	December 31, 2022

ASSETS

Current assets:
Cash and cash equivalents	$47,111	$42,018
Accounts receivable, net	203,211	218,769
Inventories, net	202,027	182,658
Prepaid expenses and other current assets	35,648	19,317
Total current assets	487,997	462,762

Property, plant, and equipment, net	280,389	303,835
Operating lease assets, net	21,970	23,028
Goodwill, net	79,867	79,282
Other intangible assets, net	153,010	169,798
Other noncurrent assets	23,253	25,687
Total assets	$1,046,486	$1,064,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$627	$17,831
Accounts payable	67,546	73,251
Accrued liabilities	44,227	49,057
Current operating lease liabilities	6,880	6,142
Income taxes payable	1,233	2,605
Deferred revenue	36,757	44,790
Total current liabilities	157,270	193,676

Long-term debt	135,502	135,066
Long-term operating lease liabilities	18,346	20,658
Deferred income taxes	7,717	6,652
Other noncurrent liabilities	18,106	18,782
Total liabilities	336,941	374,834

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 77,218,765 shares and 76,587,920 shares issued, respectively	772	766
Additional paid-in capital	1,129,240	1,122,292
Retained earnings	284,918	272,027
Accumulated other comprehensive loss	(69,984)	(78,941)
Treasury stock, at cost, 13,892,049 and 12,684,101 shares, respectively	(635,401)	(626,586)
Total stockholders’ equity	709,545	689,558
Total liabilities and stockholders’ equity	$1,046,486	$1,064,392
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2020	$733	$1,122,945	$329,327	$(71,385)	$(623,989)	$757,631
Adoption of ASU 2020-06	—	(25,683)	16,233	—	—	(9,450)
Net loss	—	—	(63,993)	—	—	(63,993)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(1,096)	—	(1,096)
Currency translation adjustment on intercompany advances	—	—	—	(2,948)	—	(2,948)
Release of currency translation adjustments on liquidation of an international operation	—	—	—	9,320	—	9,320
Other comprehensive income	—	—	—	78	—	78
Stock-based compensation expense	6	7,873	—	—	—	7,879
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,595)	(1,595)
Balance, December 31, 2021	739	1,105,135	281,567	(66,031)	(625,584)	695,826
Net loss	—	—	(9,540)	—	—	(9,540)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(15,258)	—	(15,258)
Currency translation adjustment on intercompany advances	—	—	—	2,281	—	2,281
Other comprehensive income	—	—	—	67	—	67
Issuance of common stock in connection with settlement of disputes with seller of GEODynamics, Inc.	19	10,313	—	—	—	10,332
Stock-based compensation expense	8	6,844	—	—	—	6,852
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,002)	(1,002)
Balance, December 31, 2022	766	1,122,292	272,027	(78,941)	(626,586)	689,558
Net income	—	—	12,891	—	—	12,891
Currency translation adjustments (excluding intercompany advances)	—	—	—	6,822	—	6,822
Currency translation adjustments on intercompany advances	—	—	—	2,135	—	2,135
Stock-based compensation expense	6	6,948	—	—	—	6,954
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,948)	(1,948)
Stock repurchases	—	—	—	—	(6,867)	(6,867)
Balance, December 31, 2023	$772	$1,129,240	$284,918	$(69,984)	$(635,401)	$709,545
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$12,891	$(9,540)	$(63,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	60,778	67,334	80,741
Impairments of inventories	—	—	3,581
Impairments of fixed and lease assets	—	—	4,166
Stock-based compensation expense	6,954	6,852	7,879
Amortization of deferred financing costs	1,798	1,886	2,314
Deferred income tax provision	226	2,020	(8,639)
Gains on disposals of assets	(4,075)	(2,856)	(6,472)
Gains on extinguishment of 1.50% convertible senior notes	—	(176)	(4,022)
Release of foreign currency translation adjustments on liquidation of an international operation	—	—	9,320
Other, net	(1,001)	2,066	(511)
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	17,132	(35,443)	(24,407)
Inventories	(19,793)	(17,364)	(10,334)
Accounts payable and accrued liabilities	(11,743)	18,183	17,727
Deferred revenue	(8,033)	1,554	(148)
Other operating assets and liabilities, net	1,441	(1,654)	(8)
Net cash flows provided by operating activities	56,575	32,862	7,194

Cash flows from investing activities:
Capital expenditures	(30,653)	(20,266)	(17,517)
Proceeds from disposition of property and equipment	5,253	5,877	11,527
Acquisition of business, net of cash acquired	—	(8,125)	—
Other, net	(186)	(211)	(636)
Net cash flows used in investing activities	(25,586)	(22,725)	(6,626)

Cash flows from financing activities:
Revolving credit facility borrowings	35,816	10,090	12,873
Revolving credit facility repayments	(35,816)	(10,090)	(31,873)
Repayment of 1.50% convertible senior notes	(17,315)	(8,450)	(125,952)
Issuance of 4.75% convertible senior notes	—	—	135,000
Payment of promissory note to seller of GEODynamics, Inc.	—	(10,000)	—
Other debt and finance lease repayments	(457)	(732)	(230)
Payment of financing costs	(128)	(105)	(7,791)
Purchases of treasury stock	(6,867)	—	—
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(1,948)	(1,002)	(1,595)
Net cash flows used in financing activities	(26,715)	(20,289)	(19,568)

Effect of exchange rate changes on cash and cash equivalents	819	(682)	(159)
Net change in cash and cash equivalents	5,093	(10,834)	(19,159)
Cash and cash equivalents, beginning of period	42,018	52,852	72,011
Cash and cash equivalents, end of period	$47,111	$42,018	$52,852

Cash paid for:
Interest	$7,867	$8,339	$6,532
Income taxes, net	1,263	534	152
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The Consolidated Financial Statements include the accounts of Oil States International, Inc. (“Oil States” or the “Company”) and its consolidated subsidiaries. Investments in unconsolidated affiliates, in which the Company is able to exercise significant influence, are accounted for using the equity method. All significant intercompany accounts and transactions between the Company and its consolidated subsidiaries have been eliminated in the accompanying Consolidated Financial Statements. The presentation of certain prior-year amounts in the Notes to the Company’s Consolidated Financial Statements have been conformed to the current-year presentation.
The Company operates through three business segments – Offshore/Manufactured Products, Well Site Services and Downhole Technologies – and, through its subsidiaries, is a leading provider of specialty products and services to oil and gas and industrial companies around the world. The Company operates in a substantial number of the world’s active resource intensive regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Examples of such estimates include, but are not limited to, revenue and income recognized over time, goodwill and long-lived asset impairments, valuation allowances recorded on deferred tax assets, reserves on inventory, allowances for doubtful accounts, settlement of litigation and potential future adjustments related to contractual indemnification and other agreements. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes (as defined below), on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of December 31, 2023 was $136.3 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.
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
Goodwill
Goodwill represents the excess of the purchase price for acquired businesses over the allocated fair value of related net assets, reduced by historical impairments. In accordance with current accounting guidance, the Company does not amortize goodwill, but rather assesses goodwill for impairment annually (as of December 1) and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. Following the goodwill impairments recognized by the Company in 2020, only the Offshore/Manufactured Products segment has remaining goodwill. The Company’s December 1, 2023 qualitative assessment identified no events or changes in circumstances which indicated that, more likely than not, the $79.9 million carrying value of goodwill on the balance sheet of the Offshore/Manufactured Products segment was recoverable. The Company’s December 1, 2022 and 2021 quantitative assessments of goodwill for impairment indicated that the fair value of the Offshore/Manufactured Products reporting unit was greater than its carrying amount at each date and no impairments were required in either period.
When a quantitative assessment of goodwill is necessary, each reporting unit with goodwill on its balance sheet is assessed separately using relevant events and circumstances. Management estimates the fair value of each reporting unit and compares that fair value to its recorded carrying value. Management utilizes, depending on circumstances, a combination of valuation methodologies including a market approach and an income approach, as well as guideline public company comparables. Projected cash flows are discounted using a long-term weighted average cost of capital for each reporting unit based on estimates of investment returns that would be required by a market participant. As part of the process of assessing goodwill for potential impairment, the total market capitalization of the Company is compared to the sum of the fair values of all reporting units to assess the reasonableness of aggregated fair values. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded based on the excess of the carrying amount over the reporting unit’s fair value.
Long-Lived Assets
The Company amortizes the cost of long-lived assets, including finite-lived intangible assets, over their estimated useful life. The recoverability of the carrying values of long-lived assets is assessed at the asset group level whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated undiscounted future cash flows. If this assessment indicates that the carrying values will not be recoverable, an impairment loss equal to the excess of the carrying value over the fair value of the asset group is recognized. The fair value of the asset group is based on appraised values, prices of similar assets (if available), or discounted cash flows.
As further discussed in Note 5, “Details of Selected Balance Sheet Accounts,” and Note 8, “Operating Leases,” the Company recognized non-cash asset impairment charges totaling $4.2 million in 2021 to reduce the carrying value of certain equipment and facilities (owned and leased) to their estimated realizable value. No additional impairment losses were recorded during the periods presented.
Leases
The Company leases a portion of its facilities, office space, equipment and vehicles under contracts which provide it with the right to control identified assets. The Company recognizes the right to use identified assets under operating leases (with an initial term of greater than 12 months) as operating lease assets and the related obligations to make payments under the lease arrangements as operating lease liabilities. Finance lease obligations, which are not material, are classified within long-term debt while related assets are included within property, plant and equipment. Lease assets and liabilities are recorded at the commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Most of the Company’s leases do not provide an implicit interest rate. Therefore, the Company’s incremental borrowing rate, based on available information at the lease commencement date, is used to determine the present value of lease payments.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Most of the Company’s operating leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable lives of lease-related assets and leasehold improvements are limited by the expected lease term. Certain operating lease agreements include rental payments adjusted periodically for inflation. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. While the Company rents or subleases certain real estate to third parties, such amounts are not material. Cash outflows related to operating leases are presented within cash flows from operations.
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expenses totaled $4.5 million, $3.5 million and $4.4 million in 2023, 2022 and 2021, respectively, and are reported within cost of revenues in the accompanying consolidated statements of operations.
Foreign Currency and Other Comprehensive Loss
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2023 and 2022, the Company had no outstanding foreign currency forward purchase contracts.
Gains and losses resulting from balance sheet translation of international operations where the local currency is the functional currency are included as a component of accumulated other comprehensive loss within stockholders’ equity and represent substantially all of the accumulated other comprehensive loss balance. Remeasurements of intercompany advances denominated in a currency other than the functional currency of the entity that are of a long-term investment nature are recognized as a separate component of other comprehensive loss within stockholders’ equity. Gains and losses resulting from balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany advances that are of a long-term investment nature, are included in the consolidated statements of operations within “other operating income, net” as incurred and were not material during the periods presented.
Revenue and Cost Recognition
The Company’s revenue contracts may include one or more promises to transfer a distinct good or service to the customer, which is referred to as a “performance obligation,” and to which revenue is allocated. The Company recognizes revenue and the related cost when, or as, the performance obligations are satisfied. The majority of significant contracts for custom engineered products have a single performance obligation as no individual good or service is separately identifiable from other performance obligations in the contracts. For contracts with multiple distinct performance obligations, the Company allocates revenue to the identified performance obligations in the contract. The Company’s product sales terms do not include significant post-performance obligations.
The Company’s performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 34%, 35% and 35% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The majority of the Company’s revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 66%, 65% and 65% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The majority of the Company’s revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services. In addition, the Company manufactures certain products to individual customer

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore/Manufactured Products segment (also referred to as “project-driven products”), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. Management believes this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
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
As of December 31, 2023, the Company had $216.8 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 54% of this remaining backlog is expected to be recognized as revenue in 2024 and the balance thereafter.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.
As of December 31, 2023, the Company’s total investment in foreign subsidiaries (except for its Canadian and Cyprus operations) is considered to be permanently reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income and assessment of future business and tax planning strategies. During 2023, 2022 and 2021, the Company recorded adjustments to valuation allowances primarily with respect to foreign and U.S. state net operating loss (“NOL”) carryforwards as well as U.S. foreign tax credit carryforwards.
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
Receivables and Concentration of Credit Risk
Based on the nature of its customer base, the Company does not believe that it has any significant concentrations of credit risk other than its concentration in the worldwide oil and gas industry. Note 14, “Segments and Related Information,” provides further information with respect to the Company’s geographic revenues and significant customers. The Company evaluates the credit-worthiness of significant customers’ financial condition and, generally, the Company does not require significant collateral from its customers.
Allowances for Doubtful Accounts
The Company maintains allowances for estimated losses resulting from the inability of the Company’s customers to make required payments. Determination of the collectability of amounts due from customers requires management to make judgments regarding future events and trends. Allowances for doubtful accounts are established through an assessment of the Company’s portfolio on an individual customer and consolidated basis taking into account current and expected future market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of customer accounts, and financial condition of the Company’s customers as well as political and economic factors in countries of operations and other customer-specific factors. Based on a review of these factors, the Company establishes or adjusts allowances for trade and unbilled receivables as well as contract assets. If the financial condition of the Company’s customers were to deteriorate further, adversely affecting their ability to make payments, additional allowances may be required. If a customer receivable is deemed to be uncollectible, the receivable is charged-off against allowance for doubtful accounts.
Earnings per Share
Basic earnings per share (“EPS”) on the face of the accompanying consolidated statements of operations is computed by dividing the net income or loss applicable to the Company’s common stockholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income or loss in the numerator excludes the impact, if any, of dilutive common stock equivalents.
Diluted EPS includes the effect, if dilutive, of the Company’s outstanding stock options, restricted stock and convertible securities under the treasury stock method. Currently issued and outstanding shares of restricted stock remain subject to vesting requirements. The Company is required to compute EPS amounts under the two class method in periods with earnings. Holders of shares of unvested restricted stock are entitled to the same liquidation and dividend rights as holders of outstanding common stock and are thus considered participating securities. Under applicable accounting guidance, undistributed earnings, if any, for each period are allocated based on the participation rights of both the common stockholders and holders of any participating securities as if earnings for the respective periods had been distributed. Because both the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis.
Stock-Based Compensation
The fair value of share-based payments is estimated using the quoted market price of the Company’s common stock and pricing models as of the date of grant as further discussed in Note 12, “Long-Term Incentive Compensation.” The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. In addition to service-based awards, the Company issues performance-based awards, which are conditional based upon Company performance. Performance-based award expense, and ultimate vesting, is recognized in an amount that depends on the Company’s probable achievement of specified performance objectives.

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
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2023, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $15.2 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
Accounting for Contingencies
The Company has contingent liabilities and future claims for which estimates of the amount of the eventual cost to liquidate such liabilities are accrued. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and an assessment of exposure has been made and recorded in an amount estimated to cover the expected loss. Other claims or liabilities have been estimated based on their fair value or management’s experience in such matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, future reported financial results will be impacted by the difference between the accruals and actual amounts paid in settlement. Examples of areas with important estimates of future liabilities include duties, income taxes, litigation, insurance claims and contractual claims and obligations.
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
In August 2020, the FASB issued updated guidance to simplify the accounting for convertible instruments and contracts in an entity’s own equity (referred to as “ASU 2020-06”). This guidance eliminated the requirement that the carrying value of convertible debt instruments, such as the Company’s 1.50% convertible senior notes due 2023 (the “2023 Notes”), be allocated between debt and equity components. As permitted under the standard, the Company adopted the guidance on January 1, 2021, using the modified retrospective transition method. Adoption of the standard resulted in a $12.2 million increase in the net carrying value of the 2023 Notes, a $2.7 million decrease in deferred income taxes and a $9.5 million net decrease in stockholders’ equity. The effective interest rate associated with the 2023 Notes after adoption decreased from approximately 6% to approximately 2%, which compares to the contractual interest rate of 1.50%. As further discussed in Note 7, “Long-term Debt,” the 2023 Notes matured and were repaid in full on February 15, 2023.
3.    Acquisition
On April 14, 2022, the Company acquired E-Flow Control Holdings Limited (“E-Flow”), a U.K.-based global provider of fully integrated handling, control, monitoring and instrumentation solutions. The purchase price of $8.1 million (net of cash acquired) was funded with cash-on-hand. Under the terms of the purchase agreement, the Company may be entitled to indemnification for certain matters occurring prior to the acquisition.
The E-Flow transaction was accounted for using the acquisition method of accounting, based on the Company’s estimates of the fair value of assets acquired (primarily long-lived intangible assets and goodwill) and liabilities assumed in the acquisition. E-Flow’s results of operations have been included in the Company’s consolidated financial statements and have been reported within the Offshore/Manufactured Products segment subsequent to the closing of the acquisition.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4.    Asset Impairments and Other Charges and Benefits
During 2023, the Offshore/Manufactured Products segment recognized facility consolidation charges totaling $2.5 million in connection with the ongoing consolidation and relocation of certain manufacturing and service facilities and the relocation of related equipment, which is included in “Other operating income, net.” Additionally, during 2023, the Well Site Services segment recognized $0.6 million in costs associated with the defense of certain patents, which are included in “Selling, general and administrative expense.”
In August 2022, the Offshore/Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million (net of legal and other related costs) in 2022, which is included in “other operating income, net.”
During 2021, the Company continued its restructuring efforts which began in 2020 due to the COVID-19 pandemic, closing facilities in the United States and assessing the carrying value of its assets based on management actions and the industry outlook regarding demand for and pricing of its products and services, and recorded the following charges (in thousands):

	Offshore/ Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
Impairments of:
Fixed assets (Note 5)	$—	$1,372	$—	$—	$1,372	$289	$1,083
Operating lease assets (Note 8)	—	2,794	—	—	2,794	587	2,207
Inventories (Note 5)	—	1,468	2,113	—	3,581	752	2,829
Severance and restructuring costs(1)	868	4,266	809	1,555	7,498	1,573	5,925
Release of foreign currency translation adjustments on liquidation of an international operation	—	—	—	9,320	9,320	—	9,320
____________________
(1)Includes recognition of $1.9 million in additional lease-related liabilities associated with the exit of a long-term lease supporting the Well Site Services segment.
Additionally, during 2021, the Company recognized $8.8 million in aggregate reductions to payroll tax expense (within cost of revenues and selling, general and administrative expense) as part of the Coronavirus Aid, Relief, and Economic Security Act employee retention credit program.
5.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2023 and December 31, 2022 is presented below (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net:
Trade	$128,405	$145,540
Unbilled revenue	27,756	29,679
Contract assets	46,746	42,599
Other	4,801	6,177
Total accounts receivable	207,708	223,995
Allowance for doubtful accounts	(4,497)	(5,226)
	$203,211	$218,769

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2023	December 31, 2022
Deferred revenue (contract liabilities)	$36,757	$44,790
As of December 31, 2023, accounts receivable, net in the United States, the United Kingdom and Singapore represented 66%, 12% and 11%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2023. A summary of activity in allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021 is provided in Note 16, “Valuation Allowances.”
For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company’s larger project-related contracts within the Offshore/Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company’s right to consideration for work completed but not billed as of December 31, 2023 and 2022 on certain project-related contracts within the Offshore/Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration received from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2023, the $4.1 million net increase in contract assets was primarily attributable to $44.3 million in revenue recognized during the period, which was partially offset by $40.2 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $8.0 million in 2023, primarily reflecting the recognition of $17.6 million of revenue that was deferred at the beginning of the period, partially offset by $9.3 million in new customer billings which were not recognized as revenue during the period.
For the year ended December 31, 2022, the $2.8 million net increase in contract assets was primarily attributable to $34.8 million in revenue recognized during the year, which was partially offset by $31.7 million transferred to accounts receivable. Deferred revenue (contract liabilities) increased by $1.6 million in 2022, primarily reflecting $19.0 million in new customer billings which were not recognized as revenue during the year, partially offset by the recognition of $17.2 million of revenue that was deferred at the beginning of the period.

	December 31, 2023	December 31, 2022
Inventories, net:
Finished goods and purchased products	$103,599	$90,443
Work in process	30,546	32,079
Raw materials	109,627	97,817
Total inventories	243,772	220,339
Allowance for excess or obsolete inventory	(41,745)	(37,681)
	$202,027	$182,658
During 2021, the Company recorded impairment charges totaling $3.6 million to reduce the carrying value of inventories to their estimated net realizable value based primarily on management’s decision to exit certain product and service offerings.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (years)			December 31, 2023	December 31, 2022
Property, plant and equipment, net:
Land				$30,624	$32,875
Buildings and leasehold improvements	1	–	40	221,803	247,274
Machinery and equipment	2	–	28	246,522	241,257
Completion-related equipment	2	–	10	159,110	504,770
Office furniture and equipment	1	–	10	36,115	33,529
Vehicles	3	–	10	52,140	59,076
Construction in progress				7,829	10,053
Property, plant and equipment				$754,143	$1,128,834
Accumulated depreciation				(473,754)	(824,999)
				$280,389	$303,835
During 2023, certain facilities in the Offshore/Manufactured Products segment were reclassified as held for sale assets, and transferred from property, plant and equipment to prepaid and other current assets. The carrying value of these facilities totaled $17.2 million as of December 31, 2023. Additionally, the Company sold certain idle facilities and equipment and retired other fully-depreciated completion-related equipment during 2023.
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $43.6 million, $47.0 million and $60.1 million, respectively.
During 2021, the Well Site Services segment recognized non-cash impairment charges of $1.4 million to reduce the carrying value of certain of the segment’s fixed assets to their estimated realizable value.

	December 31, 2023	December 31, 2022
Other noncurrent assets:
Deferred compensation plan	$17,255	$17,551
Deferred financing costs	1,109	1,893
Deferred income taxes	2,211	1,517
Other	2,678	4,726
	$23,253	$25,687

	December 31, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$27,131	$33,659
Accrued taxes, other than income taxes	2,076	1,865
Insurance liabilities	3,839	4,640
Accrued interest	1,690	1,784
Accrued commissions	3,060	2,302
Other	6,431	4,807
	$44,227	$49,057

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill recorded within the Offshore/Manufactured Products segment for the years ended December 31, 2023 and 2022 were as follows (in thousands):

Balance as of December 31, 2021(1)	$76,412
Goodwill acquired	4,146
Foreign currency translation	(1,276)
Balance as of December 31, 2022(1)	79,282
Foreign currency translation	585
Balance as of December 31, 2023(1)	$79,867
____________________
(1)Net of accumulated impairment losses of $86.5 million.
Other Intangible Assets
The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2023 and 2022 (in thousands):

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,342	$56,499	$84,843	$141,179	$47,629	$93,550
Patents/Technology/Know-how	70,113	34,541	35,572	69,830	29,214	40,616
Tradenames and other	52,505	19,910	32,595	52,488	16,856	35,632
	$263,960	$110,950	$153,010	$263,497	$93,699	$169,798
Amortization expense was $17.2 million, $20.3 million and $20.6 million in the years ended December 31, 2023, 2022 and 2021, respectively. The weighted average remaining amortization period for all intangible assets, other than goodwill, was 10.0 years as of December 31, 2023 and 10.6 years as of December 31, 2022. Amortization expense is expected to total approximately $17 million in 2024 through 2026, $16 million in 2027 and $15 million in 2028.
As of December 31, 2023 and 2022, no impairment of other intangible assets was required.
7.    Long-term Debt
As of December 31, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Revolving credit facility(1)	$—	$—
2026 Notes(2)	133,037	132,164
2023 Notes(3)	—	17,303
Other debt and finance lease obligations	3,092	3,430
Total debt	136,129	152,897
Less: Current portion	(627)	(17,831)
Total long-term debt	$135,502	$135,066
____________________
(1)Unamortized deferred financing costs of $1.1 million and $1.9 million as of December 31, 2023 and December 31, 2022, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of December 31, 2023 and December 31, 2022.
(3)The 2023 Notes matured and were repaid in full on February 15, 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Scheduled maturities of total debt as of December 31, 2023, are as follows (in thousands):

2024	627
2025	576
2026	133,553
2027	543
2028	578
Thereafter	252
$136,129
Revolving Credit Facility
On February 10, 2021, the Company entered into a senior secured credit facility, which provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”), under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). On February 16, 2024, the Company amended the ABL Facility to extend the maturity date to February 16, 2028 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million.
The ABL Agreement provides funding based on a borrowing base calculation that includes eligible U.S. customer accounts receivable and inventory and provides for a $50.0 million sub-limit for the issuance of letters of credit. Borrowings under the ABL Agreement are secured by a pledge of substantially all of the Company’s domestic assets (other than real property) and the stock of certain foreign subsidiaries.
Since December 13, 2022, borrowings under the ABL Agreement bear interest at a rate equal to the Secured Overnight Financing Rate (subject to a floor rate of 0%) plus a margin of 2.75% to 3.25%, or at a base rate plus a margin of 1.75% to 2.25%, in each case based on average borrowing availability. Quarterly, the Company must also pay a commitment fee of 0.375% to 0.50% per annum, based on unused commitments under the ABL Agreement.
The ABL Agreement places restrictions on the Company’s ability to incur additional indebtedness, grant liens on assets, pay dividends or make distributions on equity interests, dispose of assets, make investments, repay other indebtedness (including the 2026 Notes discussed below), engage in mergers, and other matters, in each case, subject to certain exceptions. The ABL Agreement contains customary default provisions, which, if triggered, could result in acceleration of repayment of all amounts then outstanding. The ABL Agreement also requires the Company to satisfy and maintain a fixed charge coverage ratio of not less than 1.0 to 1.0 (i) in the event that availability under the ABL Agreement is less than the greater of (a) 15% of the borrowing base and (b) $14.1 million; (ii) to complete certain specified transactions; or (iii) if an event of default has occurred and is continuing.
As of December 31, 2023, the Company had no borrowings outstanding under the ABL Facility and $15.2 million of outstanding letters of credit. The total amount available to be drawn as of December 31, 2023 was $76.1 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of December 31, 2023, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of December 31, 2023, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018. The 2023 Notes bore interest at a rate of 1.50% per year, and matured and were repaid in full on February 15, 2023.
The following table provides a summary of the Company's purchases of outstanding 2023 Notes during the years ended December 31, 2023, 2022 and 2021, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Gains Recognized
Year Ended December 31,
2023	$17,315	$17,315	$17,315	$—
2022	8,654	8,626	8,450	176
2021	131,400	129,974	125,952	4,022
Promissory Note
In connection with the 2018 acquisition of GEODynamics, Inc., the Company issued a $25.0 million promissory note (the "GEO Note") that bore interest at 2.50% per annum and was scheduled to mature on July 12, 2019. Prior to settlement on July 1, 2022, the carrying amount of the GEO Note was $17.5 million, which was the Company’s then-current best estimate of what was owed after set-off for certain indemnification matters. On July 1, 2022, the Company paid $10.0 million in cash and issued approximately 1.9 million shares of its common stock (having a market value of $10.3 million) to extinguish the GEO Note along with accrued interest of $2.2 million.
8. Operating Leases
Operating Lease Assets
The following table presents the carry value of operating lease assets in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Operating lease assets, net	$21,970	$23,028
Operating lease asset additions are offset by a corresponding increase to operating lease liabilities and do not impact the consolidated statement of cash flows at commencement. The non-cash effect of operating lease additions in 2023, 2022 and 2021 totaled $1.3 million, $0.4 million and $0.1 million, respectively.
The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Operating lease expense components:
Leases with initial term of greater than 12 months	$8,481	$8,325	$9,412
Leases with initial term of 12 months or less	4,852	4,718	4,232
Total operating lease expense	$13,333	$13,043	$13,644

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
Operating Lease Liabilities
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2023 (in thousands):

2024	$7,860
2025	6,141
2026	5,192
2027	3,339
2028	2,474
Thereafter	3,229
Total lease payments	28,235
Less: Imputed interest	(3,009)
Present value of operating lease liabilities	25,226
Less: Current portion	(6,880)
Total long-term operating lease liabilities	$18,346

Weighted-average remaining lease term (years)	4.7
Weighted-average discount rate	6%
9.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during 2023 (in thousands):

	Issued	Treasury Stock	Outstanding
Shares of common stock outstanding – December 31, 2021	73,900	12,522	61,378
Issuance of common stock to seller of GEODynamics, Inc.	1,910	—	1,910
Restricted stock awards, net of forfeitures	778	—	778
Shares withheld for taxes on vesting of stock awards	—	162	(162)
Shares of common stock outstanding – December 31, 2022	76,588	12,684	63,904
Restricted stock awards, net of forfeitures	631	—	631
Shares withheld for taxes on vesting of stock awards	—	206	(206)
Purchases of treasury stock	—	1,002	(1,002)
Shares of common stock outstanding – December 31, 2023	77,219	13,892	63,327
As of December 31, 2023 and December 31, 2022, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company’s Board of Directors authorized $25.0 million for the repurchase of the Company’s common stock, par value $0.01 per share, through February 2025. Over the balance of 2023, the Company repurchased 1,001,753 shares of common stock under the program at a total cost of $6.9 million. The amount remaining under the Company’s share repurchase authorization as of December 31, 2023 was $18.1 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss decreased from $78.9 million at December 31, 2022 to $70.0 million at December 31, 2023. For the years ended December 31, 2023 and 2022, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During 2023, the exchange rates for the British pound and the Brazilian real strengthened by 6% and 8%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $9.0 million. During 2022, the exchange rate for the British pound weakened by 11% compared to the U.S. dollar while the Brazilian real strengthened by 6% compared to the U.S. dollar, contributing to other comprehensive loss of $12.9 million.
10.    Income Taxes
Consolidated income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
United States	$3,793	$(22,489)	$(56,665)
Foreign	12,031	18,429	(16,669)
Total	$15,824	$(4,060)	$(73,334)
The 2021 foreign losses before income taxes included the reclassification of $9.3 million in historical currency translation adjustments upon the liquidation of an international operation, which were not deductible for income tax purposes.
Components of income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
Current:
United States	$—	$155	$370
U.S. state	1,135	1,191	250
Foreign	1,572	2,114	(1,322)
	2,707	3,460	(702)
Deferred:
United States	2,061	266	(7,662)
U.S. state	(721)	(12)	(177)
Foreign	(1,114)	1,766	(800)
	226	2,020	(8,639)
Total income tax provision (benefit)	$2,933	$5,480	$(9,341)

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the U.S. statutory income tax benefit to the total income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
U.S. statutory income tax provision (benefit)	$3,323	$(853)	$(15,400)
Effect of foreign income taxed at different rates	(425)	1,895	(483)
Foreign income subject to U.S. taxes	931	1,876	182
Utilization of U.S. foreign tax credits	(1,460)	(291)	—
State income taxes, net of federal benefits	962	89	(1,157)
Changes in valuation allowances against tax assets (see Note 16)	(2,010)	19	2,410
Non-deductible compensation	1,390	627	814
Other non-deductible expenses, net	222	2,118	2,336
Release of foreign currency translation adjustments on liquidation of an international operation	—	—	1,957
Total income tax provision (benefit)	$2,933	$5,480	$(9,341)
The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Foreign tax credit carryforwards	$12,614	$19,237
Net operating loss carryforwards	23,960	44,955
Inventories	11,523	9,969
Operating lease liabilities	4,334	4,822
Employee benefits	4,442	4,327
Deferred revenue	6,437	—
Other	5,770	3,357
Gross deferred tax asset	69,080	86,667
Valuation allowance (see Note 16)	(29,638)	(36,749)
Net deferred tax asset	39,442	49,918
Deferred tax liabilities:
Tax over book depreciation	(14,337)	(21,077)
Intangible assets	(26,542)	(29,232)
Operating lease assets	(3,632)	(4,013)
Other	(437)	(731)
Deferred tax liability	(44,948)	(55,053)
Net deferred tax liability	$(5,506)	$(5,135)

	2023	2022
Balance sheet classification:
Other non-current assets	$2,211	$1,517
Deferred tax liability	(7,717)	(6,652)
Net deferred tax liability	$(5,506)	$(5,135)
The Company had $10.7 million of U.S. federal NOL carryforwards as of December 31, 2023, which can be carried forward indefinitely. The Company’s U.S. state NOL carryforwards as of December 31, 2023 totaled $184.6 million, of which $8.6 million are attributable to the acquired GEODynamics operations and are subject to certain limitation provisions. As of December 31, 2023, the Company had NOL carryforwards related to certain of its international operations totaling $31.3 million, of which $15.6 million can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company had recorded valuation allowances of $17.7 million and $20.0 million, respectively, primarily with respect to foreign and U.S. state NOL carryforwards.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2023 and 2022, the Company’s foreign tax credit carryforwards totaled $12.6 million and $19.2 million, respectively. During 2023, $5.0 million of the Company’s foreign tax credits expired, and the offsetting valuation allowances were reduced. The remaining foreign tax credits will expire in varying amounts from 2024 to 2029. As of December 31, 2023 and 2022, the Company had recorded valuation allowances of $11.9 million and $16.7 million, respectively, with respect to foreign tax credit carryforwards.
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
Tax years subsequent to 2013 (except for 2016) remain open to U.S. federal tax audit. Foreign subsidiary federal tax returns subsequent to 2012 are subject to audit by various foreign tax authorities.
The total amount of unrecognized tax benefits as of December 31, 2023 and 2022 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company’s provision for income taxes. As of December 31, 2023 and 2022, the Company had no accrued interest expense or penalties.
11.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the years ended December 31, 2023 and 2022 (in thousands, except per share amounts):

	2023	2022	2021
Numerators:
Net income (loss)	$12,891	$(9,540)	$(63,993)
Less: Income attributable to unvested restricted stock awards	(251)	—	—
Numerator for basic net income (loss) per share	12,640	(9,540)	(63,993)
Effect of dilutive securities:
Unvested restricted stock awards	2	—	—
Numerator for diluted net income (loss) per share	$12,642	$(9,540)	$(63,993)

Denominators:
Weighted average number of common shares outstanding	63,934	62,842	61,314
Less: Weighted average number of unvested restricted stock awards outstanding	(1,244)	(1,204)	(1,021)
Denominator for basic net income (loss) per share	62,690	61,638	60,293
Effect of dilutive securities:
Performance share units	462	—	—
Denominator for diluted net income (loss) per share	63,152	61,638	60,293

Net income (loss) per share:
Basic	$0.20	$(0.15)	$(1.06)
Diluted	0.20	(0.15)	(1.06)
The calculation of diluted net income (loss) per share for the years ended December 31, 2023, 2022 and 2021 excluded 172 thousand shares, 277 thousand shares and 430 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company’s share price.
12.    Long-Term Incentive Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of service-based restricted stock awards is determined by the quoted

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
market price of the Company’s common stock on the date of grant. The resulting cost, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.
Stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 totaled $7.0 million, $6.9 million and $7.9 million, respectively.
Restricted Stock Awards
The restricted stock program consists of a combination of service-based restricted stock and performance-based restricted stock. The number of performance-based restricted shares ultimately issued under the program is dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
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
The following table presents changes in restricted stock awards and related information for the year ended December 31, 2023 (shares in thousands):

	Service-based Restricted Stock		Performance- and Service-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares and Units
Unvested, December 31, 2022	1,222	$7.12	494	$6.67	1,716
Granted	647	8.80	211	8.66	858
Performance adjustment(1)	—	—	222	6.87	222
Vested	(620)	7.62	—	—	(620)
Forfeited	(16)	8.30	—	—	(16)
Unvested, December 31, 2023	1,233	$7.74	927	$7.17	2,160
____________________
(1)Reflects an adjustment to the number of shares issued in 2024 upon vesting of the 2021 performance-based stock awards.
The total fair value of restricted stock awards that vested in 2023, 2022 and 2021 was $4.7 million, $5.5 million and $9.3 million, respectively. As of December 31, 2023, there was $7.0 million of total compensation costs related to unvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.2 years.
As of December 31, 2023, approximately 3.4 million shares were available for future grant under the Company’s Amended and Restated Equity Participation Plan.
Stock Options
No options were awarded or exercised in 2023, 2022 or 2021. As of December 31, 2023, the Company had 158 thousand stock options outstanding and exercisable, with exercise prices ranging from $42.29 to $58.54 and a weighted-average contractual life of 7 months.
Long-Term Cash Incentive Awards
The Company issued conditional long-term cash incentive awards (“Cash Awards”) totaling $1.5 million in both 2023 and 2022. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for each annual grant ranges from zero to a maximum of $3.1 million, but is limited to the targeted award value if the Company’s total stockholder return is negative over the respective performance period. Obligations related to these Cash Awards are classified as liabilities and recognized over the vesting period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13. Retirement Plans
Defined Contribution Plans
The Company sponsors defined contribution plans, including a 401(k) retirement savings plan (the “401(k) Plan”). Participation in these plans is available to substantially all employees. Effective January 1, 2022, the Company resumed matching contributions to the Company’s 401(k) Plan and Deferred Compensation Plan (defined below) – which were suspended in 2020 in response to the significant decline in industry activity levels due to the COVID-19 pandemic. The Company recognized expenses of $7.0 million, $3.4 million and $0.8 million primarily related to matching contributions under its various defined contribution plans during the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
The Company also maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) that permits eligible directors and employees to elect to defer the receipt of all or a portion of their directors’ fees or salary and annual bonuses. The Deferred Compensation Plan permits the Company to make discretionary contributions to an employee’s account. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the employee’s contributions on a basis equivalent to matching permitted under the Company’s 401(k) Plan, but not subject to the IRS limitations on match-eligible compensation. The vesting of Company contributions to participant accounts is equivalent to the vesting requirements of the Company’s 401(k) Plan. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the “Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the plan administrator to invest the assets in their individual accounts, including any discretionary contributions made by the Company, in a selection of funds consistent with those in the Company’s 401(k) Plan. Distributions from the Deferred Compensation Plan are made in cash based upon the participants’ specific deferral payment elections. As of December 31, 2023, Trust assets and amounts payable to plan participants totaled $17.3 million, which are classified as “other noncurrent assets” and “other noncurrent liabilities” in the Company’s consolidated balance sheet. The fair value of the investments held by the Trust was based on quoted market prices in active markets (a Level 1 fair value measurement).
14.    Segments and Related Information
The Company’s reportable segments represent strategic business units that offer different products and services. They are managed separately as each business requires different technologies and marketing strategies. Recent acquisitions, except for the acquisition of GEODynamics, have been direct extensions to existing business segments. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Offshore/Manufactured Products segment designs, manufactures and markets capital equipment utilized on floating production systems, subsea pipeline infrastructure, and offshore drilling rigs and vessels, along with short-cycle and other products. Driven principally by longer-term customer investments for offshore oil and natural gas projects, project-driven product revenues include flexible bearings, advanced connector systems, high-pressure riser systems, managed pressure drilling systems, deepwater mooring systems, cranes, subsea pipeline products and blow-out preventer stack integration. Short-cycle products manufactured by the segment include valves, elastomers and other specialty products generally used in the land-based drilling and completion markets. Other products manufactured and offered by the segment include a variety of products for use in industrial, military, alternative energy and other applications outside the oil and gas industry. The segment also offers a broad line of complementary, value-added services including specialty welding, fabrication, cladding and machining services, offshore installation services, and inspection and repair services.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Financial information by business segment for each of the three years ended December 31, 2023, 2022 and 2021, is summarized in the following table (in thousands):

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2023
Offshore/Manufactured Products(1)	$441,263	$18,510	$65,299	$9,661	$561,174
Well Site Services(2)	242,633	25,318	13,881	19,125	191,630
Downhole Technologies(3)	98,387	16,314	(14,884)	1,399	238,901
Corporate	—	636	(41,132)	468	54,782
Total	$782,283	$60,778	$23,164	$30,653	$1,046,486

2022
Offshore/Manufactured Products(4)	$381,723	$20,451	$45,268	$5,857	$556,769
Well Site Services	231,189	28,564	4,865	12,963	206,632
Downhole Technologies	124,794	17,628	(6,669)	1,271	255,550
Corporate	—	691	(40,559)	175	45,441
Total	$737,706	$67,334	$2,905	$20,266	$1,064,392

2021
Offshore/Manufactured Products	$298,729	$22,190	$15,447	$4,628	$541,346
Well Site Services(5)	170,940	40,152	(34,511)	10,977	200,874
Downhole Technologies(6)	103,492	17,591	(13,470)	901	267,468
Corporate	—	808	(32,258)	1,011	76,060
Total	$573,161	$80,741	$(64,792)	$17,517	$1,085,748
________________
(1)Operating income included $2.5 million of facility consolidation charges.
(2)Operating income included $0.6 million in costs associated with the defense of certain patents.
(3)Operating loss included $3.2 million in provisions for excess and obsolete inventories.
(4)Operating income included a $6.1 million gain on settlement of outstanding litigation.
(5)Operating loss included inventory and fixed and operating lease asset impairment charges of $1.5 million and $4.2 million, respectively.
(6)Operating loss included an inventory impairment charge of $2.1 million.
See Note 4, “Asset Impairments and Other Charges and Benefits,” Note 5, “Details of Selected Balance Sheet Accounts,” and Note 8, “Operating Leases” for further discussion of these and other charges and benefits.
No customer individually accounted for greater than 10% of the Company’s 2023, 2022 or 2021 consolidated revenues or individually accounted for greater than 10% of the Company’s consolidated accounts receivable at December 31, 2023.
The Company’s Offshore/Manufactured Products segment has numerous facilities around the world that generate both product and service revenues, and it is common for the segment to provide both installation and other services for products it manufactures. While substantially all depreciation and amortization expense for the Offshore/Manufactured Products segment relates to cost of revenues, it does not segregate or capture depreciation or amortization expense between product and service cost. For the Downhole Technologies segment, substantially all depreciation and amortization expense relates to cost of products while substantially all depreciation and amortization expense for the Well Site Services segment relates to cost of services. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Offshore/Manufactured Products			Well Site Services			Downhole Technologies
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Project-driven:
Products	$189,739	$158,040	$122,097	$—	$—	$—	$—	$—	$—
Services	112,742	98,968	87,344	—	—	—	—	—	—
Total project-driven	302,481	257,008	209,441	—	—	—	—	—	—
Military and other products	32,596	32,563	24,114	—	—	—	—	—	—
Short-cycle:
Products	106,186	92,152	65,174	—	—	—	90,029	102,808	87,908
Services	—	—	—	242,633	231,189	170,940	8,358	21,986	15,584
Total short-cycle	106,186	92,152	65,174	242,633	231,189	170,940	98,387	124,794	103,492
	$441,263	$381,723	$298,729	$242,633	$231,189	$170,940	$98,387	$124,794	$103,492
Financial information by geographic location for the years ended December 31, 2023, 2022 and 2021, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2023
Revenues from unaffiliated customers	$594,808	$81,643	$48,131	$57,701	$782,283
Long-lived assets	407,457	79,607	6,485	41,687	535,236
2022
Revenues from unaffiliated customers	$571,008	$82,687	$34,380	$49,631	$737,706
Long-lived assets	443,818	76,377	14,218	41,531	575,944
2021
Revenues from unaffiliated customers	$447,002	$59,352	$35,886	$30,921	$573,161
Long-lived assets	487,749	79,723	15,202	43,459	626,133
15.    Commitments and Contingencies
The Company is a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning its commercial operations, products, employees and other matters. Although the Company can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise covered by insurance, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2023:
Allowance for doubtful accounts receivable	$5,226	$(336)	$(428)	$35	$4,497
Allowance for excess or obsolete inventory	37,681	5,229	(1,437)	272	41,745
Valuation allowance on deferred tax assets(1)	36,749	(2,010)	(5,020)	(81)	29,638
Year Ended December 31, 2022:
Allowance for doubtful accounts receivable	$4,471	$2,066	$(1,266)	$(45)	$5,226
Allowance for excess or obsolete inventory	40,440	3,739	(5,911)	(587)	37,681
Valuation allowance on deferred tax assets	37,643	19	(1,027)	114	36,749
Year Ended December 31, 2021:
Allowance for doubtful accounts receivable	$8,304	$705	$(3,932)	$(606)	$4,471
Allowance for excess or obsolete inventory	40,731	4,806	(4,919)	(178)	40,440
Valuation allowance on deferred tax assets	35,497	2,410	—	(264)	37,643
________________
(1)As further discussed in Note 10, “Income Taxes,” the $5.0 million reduction in the valuation allowance on deferred tax assets is attributable to the expiration of foreign tax credit carryforwards in 2023.