Form 10-Q
period 2024-03-31
OIL STATES INTERNATIONAL, INC
filed 2024-04-26
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 19, 2024, the number of shares of common stock outstanding was 64,215,204.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Products	$94,329	$99,840
Services	72,933	96,359
	167,262	196,199

Costs and expenses:
Product costs	75,137	78,677
Service costs	56,814	72,058
Cost of revenues (exclusive of depreciation and amortization expense presented below)	131,951	150,735
Selling, general and administrative expense	22,496	24,016
Depreciation and amortization expense	14,195	15,256
Impairment of goodwill	10,000	—
Other operating (income) expense, net	(203)	317
	178,439	190,324
Operating income (loss)	(11,177)	5,875

Interest expense, net	(2,101)	(2,391)
Other income (expense), net	(72)	276
Income (loss) before income taxes	(13,350)	3,760
Income tax provision	(24)	(1,602)
Net income (loss)	$(13,374)	$2,158

Net income (loss) per share:
Basic	$(0.21)	$0.03
Diluted	(0.21)	0.03

Weighted average number of common shares outstanding:
Basic	62,503	62,825
Diluted	62,503	63,072
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(13,374)	$2,158

Other comprehensive income (loss):
Currency translation adjustments	(3,027)	4,149
Comprehensive income (loss)	$(16,401)	$6,307
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,059	$47,111
Accounts receivable, net	200,765	203,211
Inventories, net	210,189	202,027
Prepaid expenses and other current assets	35,169	35,648
Total current assets	470,182	487,997

Property, plant, and equipment, net	278,083	280,389
Operating lease assets, net	24,826	21,970
Goodwill, net	69,774	79,867
Other intangible assets, net	148,734	153,010
Other noncurrent assets	24,216	23,253
Total assets	$1,015,815	$1,046,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$620	$627
Accounts payable	57,062	67,546
Accrued liabilities	34,821	44,227
Current operating lease liabilities	6,654	6,880
Income taxes payable	1,179	1,233
Deferred revenue	41,528	36,757
Total current liabilities	141,864	157,270

Long-term debt	135,572	135,502
Long-term operating lease liabilities	21,147	18,346
Deferred income taxes	6,518	7,717
Other noncurrent liabilities	18,396	18,106
Total liabilities	323,497	336,941

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 78,514,830 shares and 77,218,765 shares issued, respectively	785	772
Additional paid-in capital	1,130,979	1,129,240
Retained earnings	271,544	284,918
Accumulated other comprehensive loss	(73,011)	(69,984)
Treasury stock, at cost, 14,299,626 and 13,892,049 shares, respectively	(637,979)	(635,401)
Total stockholders’ equity	692,318	709,545
Total liabilities and stockholders’ equity	$1,015,815	$1,046,486
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended March 31, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	$772	$1,129,240	$284,918	$(69,984)	$(635,401)	$709,545
Net loss	—	—	(13,374)	—	—	(13,374)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(895)	—	(895)
Currency translation adjustments on intercompany advances	—	—	—	(2,132)	—	(2,132)
Stock-based compensation expense	13	1,739	—	—	—	1,752
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,578)	(2,578)
Balance, March 31, 2024	$785	$1,130,979	$271,544	$(73,011)	$(637,979)	$692,318

Three Months Ended March 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
Net income	—	—	2,158	—	—	2,158
Currency translation adjustments (excluding intercompany advances)	—	—	—	3,494	—	3,494
Currency translation adjustments on intercompany advances	—	—	—	655	—	655
Stock-based compensation expense	5	1,584	—	—	—	1,589
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,936)	(1,936)
Balance, March 31, 2023	$771	$1,123,876	$274,185	$(74,792)	$(628,522)	$695,518
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(13,374)	$2,158
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	14,195	15,256
Impairment of goodwill	10,000	—
Stock-based compensation expense	1,752	1,589
Amortization of deferred financing costs	513	449
Deferred income tax provision (benefit)	(1,122)	396
Gains on disposals of assets	(1,245)	(210)
Other, net	(300)	17
Changes in operating assets and liabilities:
Accounts receivable	1,579	(745)
Inventories	(8,909)	(12,802)
Accounts payable and accrued liabilities	(19,355)	(18,329)
Deferred revenue	4,771	4,179
Other operating assets and liabilities, net	135	2,124
Net cash flows used in operating activities	(11,360)	(5,918)

Cash flows from investing activities:
Capital expenditures	(10,092)	(6,568)
Proceeds from disposition of equipment	2,295	223
Other, net	(31)	(48)
Net cash flows used in investing activities	(7,828)	(6,393)

Cash flows from financing activities:
Revolving credit facility borrowings	1,894	27,865
Revolving credit facility repayments	(1,894)	(22,865)
Repayment of 1.50% convertible senior notes	—	(17,315)
Other debt and finance lease repayments	(154)	(106)
Payment of financing costs	(954)	(21)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,578)	(1,936)
Net cash flows used in financing activities	(3,686)	(14,378)

Effect of exchange rate changes on cash and cash equivalents	(178)	478
Net change in cash and cash equivalents	(23,052)	(26,211)
Cash and cash equivalents, beginning of period	47,111	42,018
Cash and cash equivalents, end of period	$24,059	$15,807

Cash paid (received) for:
Interest	$306	$485
Income taxes, net	599	(2,465)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oil States International, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. Certain information in footnote disclosures normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.
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
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data and disaggregated revenue information in Note 10, “Segments and Related Information” were conformed with the current-period segment presentation.
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which are adopted by the Company as of the specified effective date. Management believes that recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.
The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.
2.    Goodwill Impairment and Other Charges
In 2023, the Company implemented initiatives to reduce future costs, which are continuing into 2024. These management actions included the consolidation, relocation and exit of certain manufacturing and service locations as well as the realignment of operations within two of the Company’s reportable segments. The Company has also incurred legal and other related costs to enforce certain patents related to its proprietary technologies. As a result of these actions, the Company recorded the following charges during the first quarter of 2024 (in thousands):

	Offshore Manufactured Products	Well Site Services	Downhole Technologies	Pre-tax Total	Tax	After-tax Total
Impairment of goodwill	$—	$—	$10,000	$10,000	$481	$9,519
Facility consolidation and other charges	1,463	1,046	—	2,509	527	1,982

Goodwill
The Company does not amortize goodwill, but rather assesses goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2024 were as follows (in thousands):

	Offshore Manufactured Products	Downhole Technologies	Total
Balance as of December 31, 2023	$79,867	$—	$79,867
Goodwill associated with transferred operations	(10,000)	10,000	—
Impairment of goodwill	—	(10,000)	(10,000)
Foreign currency translation	(93)	—	(93)
Balance as of March 31, 2024	$69,774	$—	$69,774

In connection with the first quarter 2024 realignment of the composition of two of its reportable segments discussed in Note 1, “Organization and Basis of Presentation,” goodwill of $10.0 million was reassigned from the Offshore Manufactured Products segment to the Downhole Technologies segment based on estimated relative fair values. The Company performed an interim quantitative assessment of goodwill recorded within the Offshore Manufactured Products segment as of February 29, 2024 (prior to realignment) which indicated that the fair value of the reporting unit exceeded its carrying value.
The Company also performed an interim quantitative assessment of goodwill transferred to the Downhole Technologies segment (subsequent to the realignment). This interim assessment indicated that the fair value of the reporting unit was less than its carrying amount and the Company concluded that goodwill reassigned to the Downhole Technologies business was fully impaired. The Company therefore recognized a non-cash goodwill impairment charge totaling $10.0 million in the first quarter of 2024. This impairment charge did not impact the Company’s liquidity position, debt covenants or cash flows.
Management used a combination of valuation methodologies including the income approach and guideline public company comparables. The fair values of each of the Company’s reporting units were determined using significant unobservable inputs (Level 3 fair value measurements). The income approach estimates fair value by discounting the Company’s forecasts of future cash flows by a discount rate (expected return) that a market participant is expected to require on its investment.
Significant assumptions and estimates used in the income approach include, among others, estimated future net annual cash flows and discount rates for each reporting unit, current and anticipated market conditions, estimated growth rates and historical data. These estimates rely upon significant management judgment.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of March 31, 2024 and December 31, 2023 is presented below (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net:
Trade	$134,870	$128,405
Unbilled revenue	23,815	27,756
Contract assets	41,355	46,746
Other	5,094	4,801
Total accounts receivable	205,134	207,708
Allowance for doubtful accounts	(4,369)	(4,497)
	$200,765	$203,211

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	March 31, 2024	December 31, 2023
Deferred revenue (contract liabilities)	$41,528	$36,757

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of March 31, 2024, accounts receivable, net in the United States and the United Kingdom represented 65% and 15%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of March 31, 2024.
For the three months ended March 31, 2024, the $5.4 million net decrease in contract assets was primarily attributable to $27.4 million transferred to accounts receivable, which was partially offset by $22.0 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $4.8 million in the first three months of 2024, primarily reflecting $10.7 million in new customer billings which were not recognized as revenue during the period, partially offset by the recognition of $5.9 million of revenue that was deferred at the beginning of the period.
The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Allowance for doubtful accounts – January 1	$4,497	$5,226
Provisions	12	133
Write-offs	(135)	(21)
Other	(5)	21
Allowance for doubtful accounts – March 31	$4,369	$5,359

	March 31, 2024	December 31, 2023
Inventories, net:
Finished goods and purchased products	$102,464	$103,599
Work in process	34,795	30,546
Raw materials	114,390	109,627
Total inventories	251,649	243,772
Allowance for excess or obsolete inventory	(41,460)	(41,745)
	$210,189	$202,027

	March 31, 2024	December 31, 2023
Property, plant and equipment, net:
Property, plant and equipment	$754,882	$754,143
Accumulated depreciation	(476,799)	(473,754)
	$278,083	$280,389
For the three months ended March 31, 2024 and 2023, depreciation expense was $9.9 million and $11.0 million, respectively.

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,317	$58,708	$82,609	$141,342	$56,499	$84,843
Patents/Technology/Know-how	70,129	35,833	34,296	70,113	34,541	35,572
Tradenames and other	52,502	20,673	31,829	52,505	19,910	32,595
	$263,948	$115,214	$148,734	$263,960	$110,950	$153,010
For the three months ended March 31, 2024 and 2023, amortization expense was $4.3 million and $4.3 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 31, 2024	December 31, 2023
Other noncurrent assets:
Deferred compensation plan	$17,637	$17,255
Deferred financing costs	1,768	1,109
Deferred income taxes	2,137	2,211
Other	2,674	2,678
	$24,216	$23,253

	March 31, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$13,457	$27,131
Accrued taxes, other than income taxes	2,902	2,076
Insurance liabilities	4,000	3,839
Accrued interest	3,295	1,690
Accrued commissions	2,716	3,060
Other	8,451	6,431
	$34,821	$44,227
4.    Long-term Debt
As of March 31, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving credit facility(1)	$—	$—
2026 Notes(2)	133,254	133,037
Other debt and finance lease obligations	2,938	3,092
Total debt	136,192	136,129
Less: Current portion	(620)	(627)
Total long-term debt	$135,572	$135,502
____________________
(1)Unamortized deferred financing costs of $1.8 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $135.0 million as of March 31, 2024 and December 31, 2023.
Revolving Credit Facility
The Company has a senior secured credit facility, which provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”), under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). In February 2024, the Company amended the ABL Facility to extend the maturity date to February 16, 2028, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million.
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
As of March 31, 2024, the Company had no borrowings outstanding under the ABL Facility and $15.9 million of outstanding letters of credit. The total amount available to be drawn as of March 31, 2024 was $86.3 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of March 31, 2024, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of March 31, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018. The 2023 Notes bore interest at a rate of 1.50% per year, and the outstanding principal amount of $17.3 million matured and was repaid in full on February 15, 2023.
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of March 31, 2024 was $132.8 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $135.0 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2024 (in thousands):

Shares of common stock outstanding – December 31, 2023	63,327
Restricted stock awards, net of forfeitures	1,296
Shares withheld for taxes on vesting of stock awards	(408)
Shares of common stock outstanding – March 31, 2024	64,215
As of March 31, 2024 and December 31, 2023, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company’s Board of Directors authorized $25.0 million for the repurchase of the Company’s common stock, par value $0.01 per share, through February 2025. During the three months ended March 31, 2024, there were no repurchases of common stock under the program. The amount remaining under the Company’s share repurchase authorization as of March 31, 2024 was $18.1 million. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss increased from $70.0 million at December 31, 2023 to $73.0 million at March 31, 2024. For the three months ended March 31, 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the three months ended March 31, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 3%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $3.0 million. During the three months ended March 31, 2023, the exchange rate for the British pound and the Brazilian real strengthened by 3% and 2%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $4.1 million.
7.    Income Taxes
Income tax expense for the three months ended March 31, 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended March 31, 2024, the Company’s income tax expense was $24 thousand on a pre-tax loss of $13.4 million, which included a $10.0 million goodwill impairment charge (approximately $7.7 million of which was non-deductible) and other non-deductible expenses. This compares to an income tax expense of $1.6 million on pre-tax income of $3.8 million, which included certain non-deductible expenses and discrete tax items, for the three months ended March 31, 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerators:
Net income (loss)	$(13,374)	$2,158
Less: Income attributable to unvested restricted stock awards	—	(42)
Numerator for basic net income (loss) per share	(13,374)	2,116
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net income (loss) per share	$(13,374)	$2,116

Denominators:
Weighted average number of common shares outstanding	63,883	64,068
Less: Weighted average number of unvested restricted stock awards outstanding	(1,380)	(1,243)
Denominator for basic net income (loss) per share	62,503	62,825
Effect of dilutive securities:
Performance share units	—	247
Denominator for diluted net income (loss) per share	62,503	63,072

Net income (loss) per share:
Basic	$(0.21)	$0.03
Diluted	(0.21)	0.03
The calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023 excluded 122 thousand shares and 209 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company’s share price.
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the three months ended March 31, 2024 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2023	158	1,233	927
Granted	—	852	250
Vested and distributed	—	(556)	(444)
Forfeited	(81)	—	—
Outstanding – March 31, 2024	77	1,529	733
Weighted average grant date fair value (2024 awards)		$6.10	$6.10
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years. Service-based stock unit awards vest over one-year, with the underlying shares issued at a specified future date. Eighty-two thousand service-based stock units were outstanding as of March 31, 2024. Performance-based stock unit awards vest at the end

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no shares will vest.
The Company issued conditional long-term cash incentive awards (“Cash Awards”) of $1.5 million in the first quarters of 2024 and 2023. The performance measure for each of these Cash Awards is relative total stockholder return compared to a peer group of companies over a three-year period. The ultimate dollar amount to be awarded for each annual grant may range from zero to a maximum of $3.1 million, limited to their targeted award value ($1.5 million) if the Company’s total stockholder return were to be negative over the performance period. Obligations related to the Cash Awards are classified as liabilities and recognized over their respective vesting periods.
Stock-based compensation expense recognized during the three months ended March 31, 2024 and 2023 totaled $1.8 million and $1.6 million, respectively. As of March 31, 2024, there was $11.8 million of total compensation costs related to unvested restricted stock awards, which is expected to be recognized in future periods as vesting conditions are satisfied.
10.    Segments and Related Information
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment were integrated into the Downhole Technologies segment (see Note 1, “Organization and Basis of Presentation”). Historical segment financial data and supplemental disaggregated revenue information for the three months ended March 31, 2023 (presented below) were conformed with the current-period segment presentation.
The Company operates through three reportable operating segments: Offshore Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment for the three months ended March 31, 2024 and 2023 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2024
Offshore Manufactured Products(1)	$86,857	$3,693	$10,603	$7,221	$516,039
Well Site Services(2)	47,292	6,079	(419)	2,414	179,763
Downhole Technologies(3)	33,113	4,270	(12,079)	446	278,055
Corporate	—	153	(9,282)	11	41,958
Total(1)	$167,262	$14,195	$(11,177)	$10,092	$1,015,815
____________________
(1)Operating income included $1.5 million of facility consolidation charges.
(2)Operating loss included $1.0 million in facility consolidation and other charges.
(3)Operating loss included a $10.0 million non-cash goodwill impairment charge (see Note 2, “Goodwill Impairment and Other Charges”).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended March 31, 2023
Offshore Manufactured Products	$80,505	$4,075	$7,698	$359	$502,263
Well Site Services	67,058	6,146	6,966	5,772	212,415
Downhole Technologies	48,636	4,868	1,873	425	302,271
Corporate	—	167	(10,662)	12	33,188
Total	$196,199	$15,256	$5,875	$6,568	$1,050,137

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Well Site Services		Downhole Technologies		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months Ended March 31
Project-driven:
Products	$53,137	$48,617	$—	$—	$—	$—	$53,137	$48,617
Services	25,233	24,630	—	—	—	—	25,233	24,630
Total project-driven	78,370	73,247	—	—	—	—	78,370	73,247
Military and other products	8,487	7,258	—	—	—	—	8,487	7,258
Short-cycle products and services	—	—	47,292	67,058	33,113	48,636	80,405	115,694
	$86,857	$80,505	$47,292	$67,058	$33,113	$48,636	$167,262	$196,199
Revenues from products and services transferred to customers over time accounted for approximately 67% and 66% of consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2024, the Company had $203.0 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 43% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2024, with an additional 33% recognized in 2025 and the balance thereafter.
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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2024, as well as to “Part II, Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
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
•the financial health and consolidation of our customers;
•the impact of environmental matters, including executive actions and regulatory or legislative efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally;
•new rules by the SEC relating to the disclosure of a range of climate-related information and risks;
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
•the impact of disruptions in the bank and capital markets;
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
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, as well as in “Part II, Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2023 Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore Manufactured Products, Well Site Services and Downhole Technologies segments. In first quarter 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical financial data, supplemental disaggregated revenue and backlog information as of and for the three months ended March 31, 2023 (presented herein) was conformed with the current-period segment presentation.
Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, making demand for our products and services sensitive to expectations regarding future crude oil and natural gas prices, as well as economic growth, commodity demand and estimates of resource production and regulatory pressures related to Environmental, Social and Governance (“ESG”) considerations.

Recent Developments
Brent and WTI crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2024	$82.92	$—	$—	$—	$—
2023	81.01	77.99	86.65	$84.01	$82.47
WTI Crude (per bbl)
2024	$77.50	$—	$—	$—	$—
2023	75.91	73.54	82.25	$78.53	$77.56
Henry Hub Natural Gas (per MMBtu)
2024	$2.15	$—	$—	$—	$—
2023	2.64	2.16	2.59	$2.74	$2.53
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On February 16, 2024, we amended our ABL Facility to extend its maturity date from February 10, 2025 to February 16, 2028.
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into our Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data, backlog and other information were conformed with the first quarter 2024 revised segment presentation.
On April 19, 2024, Brent crude oil, WTI crude oil and natural gas spot prices closed at $87.96 per barrel, $83.79 per barrel and $1.43 per MMBtu, respectively. Additionally, the U.S. drilling rig count reported on April 19, 2024 was 619 rigs – comparable to the first quarter 2024 average.
Overview
Current and expected future pricing for WTI crude oil and natural gas and inflationary cost increases, along with expectations regarding the regulatory environment in the regions in which we operate, are factors that will continue to influence our customers’ willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore drilling and development and, thus, a significant portion of the activity of our Offshore Manufactured Products segment.
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe and the Middle East, along with associated international tensions; the perceived risk of a global economic recession; domestic or international crude oil and natural gas production; changes in governmental rules and regulations; sanctions; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
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
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in the first three months of 2024 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore Manufactured Products segment decreased to $305 million as of March 31, 2024 from $327 million as of December 31, 2023. Bookings totaled $66 million in the first quarter of 2024, yielding a quarterly book-to-bill ratio of 0.8x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2024	$305
2023	316	$328	$341	$327
2022	255	232	248	300
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
Our Downhole Technologies segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include frac plug, toe valve and other elastomer products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.
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

	As of April 19, 2024	Average for the
		Three Months Ended March 31,
		2024	2023
United States Rig Count:
Land – Oil	492	483	579
Land – Natural gas and other	107	119	155
Offshore	20	21	19
	619	623	753

The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2024, oil-directed drilling accounted for 81% of the total U.S. rig count – with the balance largely natural gas related.
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
Other factors that can affect our business and financial results include but are not limited to: the general global economic environment; competitive pricing pressures; customer consolidations; public health crises; natural disasters; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical conflicts and tensions; and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
Human Capital
For more information on our health and safety, diversity and other workforce policies, please see “Part I, Item 1. Business – Human Capital” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023 in order to understand factors, such as charges, credits and financing transactions, which may impact comparability of the selected financial data.
In the first quarter of 2024, certain short-cycle manufacturing operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and the current segment management structure, as well as provide for additional operational synergies. Historical financial data and supplemental disaggregated revenue information as of the three months ended March 31, 2023 (presented herein) were conformed with the current-period segment presentation.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023	Variance
Revenues:
Products	$94,329	$99,840	$(5,511)
Services	72,933	96,359	(23,426)
	167,262	196,199	(28,937)
Costs and expenses:
Product costs	75,137	78,677	(3,540)
Service costs	56,814	72,058	(15,244)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	131,951	150,735	(18,784)
Selling, general and administrative expenses(1)	22,496	24,016	(1,520)
Depreciation and amortization expense	14,195	15,256	(1,061)
Impairment of goodwill(2)	10,000	—	10,000
Other operating (income) expense, net(3)	(203)	317	(520)
	178,439	190,324	(11,885)
Operating income (loss)	(11,177)	5,875	(17,052)

Interest expense, net	(2,101)	(2,391)	290
Other income (expense), net	(72)	276	(348)
Income (loss) before income taxes	(13,350)	3,760	(17,110)
Income tax provision	(24)	(1,602)	1,578
Net income (loss)	$(13,374)	$2,158	$(15,532)

Net income (loss) per share:
Basic	$(0.21)	$0.03
Diluted	(0.21)	0.03

Weighted average number of common shares outstanding:
Basic	62,503	62,825
Diluted	62,503	63,072
_______________
(1)During the three months ended March 31, 2024, we recognized $0.4 million in costs associated with the defense of certain Well Site Services segment patents related to proprietary technologies.
(2)During the three months ended March 31, 2024, the Downhole Technologies segment recognized a $10.0 million non-cash impairment charge related to goodwill reassigned to the business in connection with the segment realignment discussed above.
(3)During the three months ended March 31, 2024, we recognized facility consolidation and other charges of $2.1 million associated with the Offshore Manufactured Products and the Well Site Services segments’ ongoing consolidation and relocation of certain manufacturing and service locations.

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three months ended March 31, 2024 and 2023 is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$53,137	$48,617	$4,520
Services	25,233	24,630	603
	78,370	73,247	5,123
Military and other products	8,487	7,258	1,229
	86,857	80,505	6,352
Well Site Services	47,292	67,058	(19,766)
Downhole Technologies	33,113	48,636	(15,523)
	$167,262	$196,199	$(28,937)

Operating income (loss):
Offshore Manufactured Products(1)	$10,603	$7,698	$2,905
Well Site Services(2)	(419)	6,966	(7,385)
Downhole Technologies(3)	(12,079)	1,873	(13,952)
Corporate	(9,282)	(10,662)	1,380
	$(11,177)	$5,875	$(17,052)
_______________
(1)During the three months ended March 31, 2024, we recognized facility consolidation charges of $1.5 million associated with the Offshore Manufactured Products segment’s ongoing consolidation and relocation of a manufacturing and service location.
(2)During the three months ended March 31, 2024, the Well Site Services segment recognized charges of $1.0 million associated primarily with the consolidation and exit of certain service locations.
(3)During the three months ended March 31, 2024, the Downhole Technologies segment recognized a $10.0 million non-cash impairment charge related to goodwill reassigned to the business in connection with the segment realignment discussed above.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
We reported a net loss for the three months ended March 31, 2024 of $13.4 million, or $0.21 per share, which included a non-cash goodwill impairment charge of $10.0 million ($9.5 million after-tax, or $0.15 per share) and facility consolidation and other charges of $2.5 million ($2.0 million after-tax, or $0.03 per share). These results compare to net income for the three months ended March 31, 2023 of $2.2 million, or $0.03 per share.
Our first quarter 2024 results, reflect the impact of an industry-wide decline in U.S. well completions, driven particularly by weak natural gas prices (the average spot price for Henry Hub natural gas was $2.15 per MMBtu in the first quarter of 2024, down 19% from the prior-year period). The impact of the decline in investments by our U.S. customers was partially offset by growth in offshore and international project activity and associated backlog conversion. Management continues to implement measures in areas experiencing lower activity levels to reduce future costs.
Revenues. Consolidated total revenues in the first three months of 2024 decreased $28.9 million, or 15%, from the first three months of 2023.
Consolidated product revenues in the first three months of 2024 decreased $5.5 million, or 6%, from the first three months of 2023, with the impact of lower customer demand for consumable completion products in the United States, partially offset by higher customer demand for project-driven production facility and connector products. Consolidated service revenues in the first three months of 2024 decreased $23.4 million, or 24%, from the first three months of 2023 due primarily to lower U.S. land-based customer investments.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended March 31	2024	2023	2024	2023	2024	2023	2024	2023
Project-driven:
Products	$53,137	$48,617	$—	$—	$—	$—	$53,137	$48,617
Services	25,233	24,630	—	—	—	—	25,233	24,630
Total project-driven	78,370	73,247	—	—	—	—	78,370	73,247
Military and other products	8,487	7,258	—	—	—	—	8,487	7,258
Short-cycle products and services	—	—	47,292	67,058	33,113	48,636	80,405	115,694
	$86,857	$80,505	$47,292	$67,058	$33,113	$48,636	$167,262	$196,199
By destination:
U.S. land	$7,055	$8,442	$35,857	$53,274	$24,170	$38,821	$67,082	$100,537
Offshore and international	79,802	72,063	11,435	13,784	8,943	9,815	100,180	95,662
	$86,857	$80,505	$47,292	$67,058	$33,113	$48,636	$167,262	$196,199
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $18.8 million, or 12%, in the first three months of 2024 compared to the first three months of 2023.
Consolidated product costs in the first three months of 2024 decreased $3.5 million, or 4%, compared to the first three months of 2023 due primarily to the reported revenue decline. Consolidated service costs in the first three months of 2024 decreased $15.2 million, or 21%, compared to the first three months of 2023, due primarily to the impact of lower U.S. activity levels.
Selling, General and Administrative Expense. Selling, general and administrative expense was $22.5 million in the first three months of 2024, which included $0.4 million of costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs decreased $1.2 million, or 5%, from the first three months of 2023, due primarily to reductions in short- and long-term incentive expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.1 million, or 7%, in the first three months of 2024 compared to the prior-year period. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.

Impairment of Goodwill. During the first three months of 2024, our Downhole Technologies operations recognized a non-cash impairment charge of $10.0 million related to goodwill transferred to the business in connection with segment realignment discussed above. See Note 2, “Goodwill Impairment and Other Charges,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Other Operating (Income) Expense, Net. In the first three months of 2024, other operating income, net included, among other items, gains on disposals of equipment totaling $1.2 million and charges of $2.1 million recognized in connection with our ongoing consolidation and exit of certain manufacturing and service locations within our Offshore Manufactured Products and Well Site Services segments.
Operating Income (Loss). Our consolidated operating loss was $11.2 million in the first three months of 2024, which included a $10.0 million non-cash goodwill impairment charge and $2.5 million in facility consolidation and other charges. This compares to consolidated operating income of $5.9 million in the first three months of 2023. Excluding the 2024 charges, operating income decreased $4.5 million year-over-year.
Interest Expense, Net. Net interest expense totaled $2.1 million in the first three months of 2024, which compares to $2.4 million in the first three months of 2023. Interest expense as a percentage of total debt outstanding was approximately 7% in the first three months of 2024, compared to 7% in the first three months of 2023.
Income Tax. Income tax expense for the first three months of 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first three months of 2024, our income tax provision was $24 thousand on a pre-tax loss of $13.4 million, which included a $10.0 million goodwill impairment charge and other non-deductible expenses. This compares to an income tax provision of $1.6 million on pre-tax income of $3.8 million for the first three months of 2023, which included certain non-deductible expenses and discrete tax items.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $3.0 million in the first three months of 2024 compared to comprehensive income of $4.1 million in the first three months of 2023 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first three months of 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first three months of 2024, the exchange rates for the British pound and the Brazilian real weakened compared to the U.S. dollar. In the first three months of 2023, the exchange rate for the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $6.4 million, or 8%, in the first three months of 2024 compared to the first three months of 2023 due primarily to increased demand for international and offshore-project driven products and services.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $10.6 million in the first three months of 2024, which included the $1.5 million in facility consolidation charges discussed above. This compares to operating income of $7.7 million in the first three months of 2023. Excluding the facility consolidation charges, operating income increased $4.4 million year-over-year.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $305 million as of March 31, 2024 compared to $327 million as of December 31, 2023. Bookings during the first three months of 2024 totaled $66 million, yielding a quarterly book-to-bill ratio of 0.8x.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $19.8 million, or 29%, in the first three months of 2024 compared to the first three months of 2023, driven primarily by lower U.S. customer activity levels (particularly in natural gas basins) and competitive market conditions.

Operating Income. Our Well Site Services segment reported an operating loss of $0.4 million in the first three months of 2024, which included costs totaling $1.0 million associated with the exit of three facilities and the defense of patents. This compares to operating income of $7.0 million in the first three months of 2023. Excluding the costs discussed above, the Well Site Services segment’s operating results declined $6.3 million from the prior-year period, due to the reported decrease in revenue.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $15.5 million, or 32%, in the first three months of 2024 from the first three months of 2023 due primarily to lower U.S. customer demand for perforating and completion products.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $12.1 million in the first three months of 2024, which included the $10.0 million non-cash goodwill impairment charge related to the first quarter of 2024 segment realignment. This compares to operating income of $1.9 million reported in the first three months of 2023. Excluding the goodwill impairment charge, the Downhole Technologies operating results declined $4.0 million from the prior-year period, due primarily to the reported decrease in revenue and lower manufacturing volumes.
Corporate
Operating Loss. Corporate expenses in the first three months of 2024 decreased $1.4 million, or 13%, from the first three months of 2023, due primarily to lower short- and long-term incentive expenses.

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
Operating Activities
Cash flows used in operations totaled $11.4 million during the first three months of 2024, compared to $5.9 million used in operations during the first three months of 2023.
During the first three months of 2024, $21.8 million was used to fund net working capital increases, primarily due to the payment of accrued 2023 short- and long-term cash incentives and a decrease in accounts payable. During 2023, $25.6 million was used to fund net working capital increases, primarily due to the payment of accrued 2022 short- and long-term cash incentives and an activity-driven increase in inventories.
Investing Activities
Net cash used in investing activities during the first three months of 2024 totaled $7.8 million, compared to $6.4 million used in investing activities during the first three months of 2023.
Capital expenditures totaled $10.1 million and $6.6 million during the first three months of 2024 and 2023, respectively. These investments were partially offset by proceeds from the sale of equipment of $2.3 million and $0.2 million during the first three months of 2024 and 2023, respectively.
Within our Offshore Manufactured Products segment, we completed the consolidation of certain facilities in Houston, Texas during 2023 and are in the process of strategically relocating our Asian manufacturing and service operations from Singapore to Batam, Indonesia. With these consolidations, two facilities are classified as held-for-sale assets within prepaid expenses and other current assets as of March 31, 2024.
Including the planned construction of a new facility in Batam, we expect to invest approximately $40 million in capital expenditures during 2024. In 2024, we also expect to sell the two held-for-sale facilities (in Singapore and Houston), with proceeds totaling approximately $35 million. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first three months of 2024, net cash of $3.7 million was used in financing activities. This compares to $14.4 million of cash used in financing activities during the first three months of 2023, which included the repayment of $17.3 million principal amount of our outstanding 2023 Notes.
As of March 31, 2024, we had cash and cash equivalents totaling $24.1 million, which compared to $47.1 million as of December 31, 2023.
As of March 31, 2024, we had no borrowings outstanding under our ABL Facility, $135.0 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $2.9 million. Our reported interest expense included amortization of deferred financing costs of $0.5 million during the first three months of 2024. For the first three months of 2024, our contractual cash interest expense was $1.9 million, or approximately 6% of the average principal balance of debt outstanding.
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

On March 6, 2024, the SEC finalized rules relating to the disclosure of a range of climate-related information (the “Rules”). The Rules were temporarily stayed by the SEC on April 4, 2024 pending judicial review. While subject to ongoing litigation, these new disclosure requirements are currently effective for us beginning with the year ending December 31, 2026, phased in over a five-year period. The ultimate impact on our business is uncertain but we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting access to capital or seeking more stringent conditions with respect to their investments in us, our customers and other companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factors in “Part I, Item 1A. Risk Factors” included in our 2023 Annual Report on Form 10-K titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations” and “Increasing attention to ESG matters may impact our business.”
Stock Repurchase Program. On February 16, 2023, the Board authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. During the three months ended March 31, 2024, there were no repurchases of common stock under the program. The amount remaining under our share repurchase authorization as of March 31, 2024 was $18.1 million.
Revolving Credit Facility. Our senior secured credit facility provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. On February 16, 2024, we amended the ABL Facility to extend the maturity date to February 16, 2028.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Agreement, as amended, matures on February 16, 2028 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement.
As of March 31, 2024, we had $15.9 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of March 31, 2024 was $86.3 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. The 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of March 31, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 2023 Notes matured and the outstanding $17.3 million in principal amount was repaid in full.
Our total debt represented 16% of our combined total debt and stockholders’ equity as of March 31, 2024 and December 31, 2023.
Contingencies and Other Obligations. We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters.
See Note 11, “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Off-Balance Sheet Arrangements. As of March 31, 2024, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2024, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2024, our reported foreign currency exchange gains were $0.2 million and are included in “other operating (income) expense, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $3.0 million from $70.0 million as of December 31, 2023 to $73.0 million as of March 31, 2024, due to changes in currency exchange rates. During the three months ended March 31, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 3%, respectively, compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 11, “Commitments and Contingencies.”
ITEM 1A. Risk Factors
“Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2023 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2024	188,635	$6.59	—	$18,133,096
February 1 through February 29, 2024	218,942	6.10	—	18,133,096
March 1 through March 31, 2024	—	—	—	18,133,096
Total	407,577	$6.33	—
________________
(1)All shares purchased during the three-month period ended March 31, 2024 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of stock awards. These shares were not part of a publicly announced program to purchase common stock.
(2)In February 2023, our Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. As of March 31, 2024, $6.9 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2024, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

ITEM 6. Exhibits

Exhibit No.		Description

3.1	—
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on July 27, 2023 (File No. 001-16337)).

3.2	—	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on February 17, 2023 (File No. 001-16337)).

3.3	—
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

OIL STATES INTERNATIONAL, INC.

Date:	April 26, 2024	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)