Form 10-Q
period 2024-06-30
OIL STATES INTERNATIONAL, INC
filed 2024-07-29
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 19, 2024, the number of shares of common stock outstanding was 63,787,977.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Products	$108,579	$92,630	$202,908	$192,470
Services	77,804	90,899	150,737	187,258
	186,383	183,529	353,645	379,728

Costs and expenses:
Product costs	82,503	72,659	157,640	151,336
Service costs	59,530	69,371	116,344	141,429
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,033	142,030	273,984	292,765
Selling, general and administrative expense	26,373	23,528	48,869	47,544
Depreciation and amortization expense	14,698	15,537	28,893	30,793
Impairment of goodwill	—	—	10,000	—
Other operating (income) expense, net	1,234	(835)	1,031	(518)
	184,338	180,260	362,777	370,584
Operating income (loss)	2,045	3,269	(9,132)	9,144

Interest expense, net	(2,061)	(2,059)	(4,162)	(4,450)
Other income, net	652	210	580	486
Income (loss) before income taxes	636	1,420	(12,714)	5,180
Income tax benefit (provision)	665	(862)	641	(2,464)
Net income (loss)	$1,301	$558	$(12,073)	$2,716

Net income (loss) per share:
Basic	$0.02	$0.01	$(0.19)	$0.04
Diluted	0.02	0.01	(0.19)	0.04

Weighted average number of common shares outstanding:
Basic	62,483	62,803	62,493	62,814
Diluted	62,704	63,174	62,493	63,161
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,301	$558	$(12,073)	$2,716

Other comprehensive income (loss):
Currency translation adjustments	(3,151)	3,270	(6,178)	7,419
Comprehensive income (loss)	$(1,850)	$3,828	$(18,251)	$10,135
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,188	$47,111
Accounts receivable, net	203,694	203,211
Inventories, net	217,347	202,027
Prepaid expenses and other current assets	22,587	35,648
Total current assets	468,816	487,997

Property, plant, and equipment, net	270,878	280,389
Operating lease assets, net	22,825	21,970
Goodwill, net	69,789	79,867
Other intangible assets, net	144,505	153,010
Other noncurrent assets	24,365	23,253
Total assets	$1,001,178	$1,046,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$616	$627
Accounts payable	62,322	67,546
Accrued liabilities	38,493	44,227
Current operating lease liabilities	6,711	6,880
Income taxes payable	1,184	1,233
Deferred revenue	34,404	36,757
Total current liabilities	143,730	157,270

Long-term debt	124,339	135,502
Long-term operating lease liabilities	18,864	18,346
Deferred income taxes	5,657	7,717
Other noncurrent liabilities	18,199	18,106
Total liabilities	310,789	336,941

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 78,633,247 shares and 77,218,765 shares issued, respectively	786	772
Additional paid-in capital	1,133,282	1,129,240
Retained earnings	272,845	284,918
Accumulated other comprehensive loss	(76,162)	(69,984)
Treasury stock, at cost, 14,844,049 and 13,892,049 shares, respectively	(640,362)	(635,401)
Total stockholders’ equity	690,389	709,545
Total liabilities and stockholders’ equity	$1,001,178	$1,046,486
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2024	$785	$1,130,979	$271,544	$(73,011)	$(637,979)	$692,318
Net income	—	—	1,301	—	—	1,301
Currency translation adjustments (excluding intercompany advances)	—	—	—	(79)	—	(79)
Currency translation adjustments on intercompany advances	—	—	—	(3,072)	—	(3,072)
Stock-based compensation expense	1	2,303	—	—	—	2,304
Surrender of stock to settle taxes on stock awards	—	—	—	—	(9)	(9)
Stock repurchases	—	—	—	—	(2,374)	(2,374)
Balance, June 30, 2024	$786	$1,133,282	$272,845	$(76,162)	$(640,362)	$690,389

Six Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2023	$772	$1,129,240	$284,918	$(69,984)	$(635,401)	$709,545
Net loss	—	—	(12,073)	—	—	(12,073)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(974)	—	(974)
Currency translation adjustments on intercompany advances	—	—	—	(5,204)	—	(5,204)
Stock-based compensation expense	14	4,042	—	—	—	4,056
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,587)	(2,587)
Stock repurchases	—	—	—	—	(2,374)	(2,374)
Balance, June 30, 2024	$786	$1,133,282	$272,845	$(76,162)	$(640,362)	$690,389
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, March 31, 2023	$771	$1,123,876	$274,185	$(74,792)	$(628,522)	$695,518
Net income	—	—	558	—	—	558
Currency translation adjustments (excluding intercompany advances)	—	—	—	2,709	—	2,709
Currency translation adjustments on intercompany advances	—	—	—	561	—	561
Stock-based compensation expense	1	1,771	—	—	—	1,772
Surrender of stock to settle taxes on stock awards	—	—	—	—	(12)	(12)
Stock repurchases	—	—	—	—	(3,001)	(3,001)
Balance, June 30, 2023	$772	$1,125,647	$274,743	$(71,522)	$(631,535)	$698,105

Six Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	$766	$1,122,292	$272,027	$(78,941)	$(626,586)	$689,558
Net income	—	—	2,716	—	—	2,716
Currency translation adjustments (excluding intercompany advances)	—	—	—	6,203	—	6,203
Currency translation adjustments on intercompany advances	—	—	—	1,216	—	1,216
Stock-based compensation expense	6	3,355	—	—	—	3,361
Surrender of stock to settle taxes on stock awards	—	—	—	—	(1,948)	(1,948)
Stock repurchases	—	—	—	—	(3,001)	(3,001)
Balance, June 30, 2023	$772	$1,125,647	$274,743	$(71,522)	$(631,535)	$698,105
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(12,073)	$2,716
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	28,893	30,793
Impairment of goodwill	10,000	—
Stock-based compensation expense	4,056	3,361
Amortization of deferred financing costs	841	892
Deferred income tax provision (benefit)	(2,299)	997
Gains on disposals of assets	(1,355)	(561)
Gains on extinguishment of 4.75% convertible senior notes	(515)	—
Other, net	(379)	(267)
Changes in operating assets and liabilities:
Accounts receivable	(2,335)	39,042
Inventories	(16,436)	(21,197)
Accounts payable and accrued liabilities	(9,504)	(25,924)
Deferred revenue	(2,353)	8,237
Other operating assets and liabilities, net	2,341	653
Net cash flows provided by (used in) operating activities	(1,118)	38,742

Cash flows from investing activities:
Capital expenditures	(15,881)	(17,338)
Proceeds from disposition of property and equipment	12,751	690
Other, net	(68)	(66)
Net cash flows used in investing activities	(3,198)	(16,714)

Cash flows from financing activities:
Revolving credit facility borrowings	22,619	35,592
Revolving credit facility repayments	(22,619)	(35,592)
Purchases of 4.75% convertible senior notes	(10,846)	—
Repayment of 1.50% convertible senior notes	—	(17,315)
Other debt and finance lease repayments	(318)	(226)
Payment of financing costs	(1,111)	(95)
Purchases of treasury stock	(2,374)	(3,001)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,587)	(1,948)
Net cash flows used in financing activities	(17,236)	(22,585)

Effect of exchange rate changes on cash and cash equivalents	(371)	959
Net change in cash and cash equivalents	(21,923)	402
Cash and cash equivalents, beginning of period	47,111	42,018
Cash and cash equivalents, end of period	$25,188	$42,420

Cash paid (received) for:
Interest	$3,899	$4,060
Income taxes, net	1,346	(1,475)
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
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data and disaggregated revenue information as of and for the three and six months ended June 30, 2023, as presented in Note 10, “Segments and Related Information,” were conformed with the 2024 segment presentation.
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
(Continued)
2.    Goodwill Impairment and Other Charges and Credits
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

	Offshore Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
Impairment of goodwill	$—	$—	$10,000	$—	$10,000	$481	$9,519
Facility consolidation and other charges	1,463	685	—	—	2,148	451	1,697
Patent defense costs	—	361	—	—	361	76	285

During the second quarter of 2024, the Company consolidated and exited additional locations, reduced its workforce in the United States and incurred additional costs to enforce certain patents. As a result of these events, actions and assessments, the Company recorded the following charges during the second quarter of 2024 (in thousands):

	Offshore Manufactured Products	Well Site Services	Downhole Technologies	Corporate	Pre-tax Total	Tax	After-tax Total
Facility consolidation and other charges	$1,547	$1,916	$—	$—	$3,463	$727	$2,736
Patent defense costs	—	963	—	—	963	202	761
Gains on extinguishment of debt (see Note 4)	—	—	—	(515)	(515)	(108)	(407)
Goodwill
The Company does not amortize goodwill, but rather assesses goodwill for impairment annually and when an event occurs or circumstances change that indicate the carrying amounts may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is recorded.
Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2024 were as follows (in thousands):

	Offshore Manufactured Products	Downhole Technologies	Total
Balance as of December 31, 2023	$79,867	$—	$79,867
Goodwill associated with transferred operations	(10,000)	10,000	—
Impairment of goodwill	—	(10,000)	(10,000)
Foreign currency translation	(78)	—	(78)
Balance as of June 30, 2024	$69,789	$—	$69,789

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
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of June 30, 2024 and December 31, 2023 is presented below (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net:
Trade	$131,745	$128,405
Unbilled revenue	26,462	27,756
Contract assets	43,671	46,746
Other	5,784	4,801
Total accounts receivable	207,662	207,708
Allowance for doubtful accounts	(3,968)	(4,497)
	$203,694	$203,211

Allowance for doubtful accounts as a percentage of total accounts receivable	2%	2%

	June 30, 2024	December 31, 2023
Deferred revenue (contract liabilities)	$34,404	$36,757
As of June 30, 2024, accounts receivable, net in the United States and the United Kingdom represented 68% and 13%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of June 30, 2024.
For the six months ended June 30, 2024, the $3.1 million net decrease in contract assets was primarily attributable to $34.9 million transferred to accounts receivable, which was partially offset by $31.8 million in revenue recognized during the period. Deferred revenue (contract liabilities) decreased by $2.4 million in the first six months of 2024, primarily reflecting the recognition of $11.1 million of revenue that was deferred at the beginning of the period, partially offset by $8.8 million in new customer billings which were not recognized as revenue during the period.
The following provides a summary of activity in the allowance for doubtful accounts for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Allowance for doubtful accounts – January 1	$4,497	$5,226
Provisions	135	14
Write-offs	(655)	(204)
Other	(9)	37
Allowance for doubtful accounts – June 30	$3,968	$5,073

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2024	December 31, 2023
Inventories, net:
Finished goods and purchased products	$106,253	$103,599
Work in process	33,706	30,546
Raw materials	118,175	109,627
Total inventories	258,134	243,772
Allowance for excess or obsolete inventory	(40,787)	(41,745)
	$217,347	$202,027

	June 30, 2024	December 31, 2023
Property, plant and equipment, net:
Property, plant and equipment	$755,207	$754,143
Accumulated depreciation	(484,329)	(473,754)
	$270,878	$280,389
For the three months ended June 30, 2024 and 2023, depreciation expense was $10.4 million and $11.2 million, respectively. Depreciation expense was $20.3 million and $22.2 million, respectively, for the six months ended June 30, 2024 and 2023.

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$141,321	$60,921	$80,400	$141,342	$56,499	$84,843
Patents/technology/know-how	70,168	37,130	33,038	70,113	34,541	35,572
Tradenames and other	52,503	21,436	31,067	52,505	19,910	32,595
	$263,992	$119,487	$144,505	$263,960	$110,950	$153,010
For the three months ended June 30, 2024 and 2023, amortization expense was $4.3 million and $4.3 million, respectively. Amortization expense was $8.5 million and $8.6 million for the six months ended June 30, 2024 and 2023, respectively.

	June 30, 2024	December 31, 2023
Other noncurrent assets:
Deferred compensation plan	$17,499	$17,255
Deferred financing costs	1,805	1,109
Deferred income taxes	2,439	2,211
Other	2,622	2,678
	$24,365	$23,253

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$18,510	$27,131
Accrued taxes, other than income taxes	3,518	2,076
Insurance liabilities	4,257	3,839
Accrued interest	1,559	1,690
Accrued commissions	3,390	3,060
Other	7,259	6,431
	$38,493	$44,227
4.    Long-term Debt
As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving credit facility(1)	$—	$—
2026 Notes(2)	122,102	133,037
Other debt and finance lease obligations	2,853	3,092
Total debt	124,955	136,129
Less: Current portion	(616)	(627)
Total long-term debt	$124,339	$135,502
____________________
(1)Unamortized deferred financing costs of $1.8 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $123.5 million and $135.0 million as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024, the Company had no borrowings outstanding under the ABL Facility and $14.4 million of outstanding letters of credit. The total amount available to be drawn as of June 30, 2024 was $82.5 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of June 30, 2024, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The following table provides a summary of the Company's purchases of outstanding 2026 Notes during the three and six months ended June 30, 2024, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Pre-Tax Gains Recognized
Three and Six Months Ended June 30, 2024	$11,500	$11,361	$10,846	$515
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of June 30, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes") pursuant to an indenture, dated as of January 30, 2018. The 2023 Notes bore interest at a rate of 1.50% per year, and the outstanding principal amount of $17.3 million matured and was repaid in full on February 15, 2023.
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of June 30, 2024 was $118.7 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $123.5 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first six months of 2024 (in thousands):

Outstanding
Shares of common stock outstanding – December 31, 2023	63,327
Restricted stock awards, net of forfeitures	1,414
Shares withheld for taxes on vesting of stock awards	(409)
Purchases of treasury stock	(543)
Shares of common stock outstanding – June 30, 2024	63,789
As of June 30, 2024 and December 31, 2023, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company’s Board of Directors authorized $25.0 million for the repurchase of the Company’s common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. During the three and six months ended June 30, 2024, the Company purchased 543 thousand shares of common stock under the program at a total cost of $2.4 million. The amount remaining under the Company’s share repurchase authorization as of June 30, 2024 was $15.8 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss increased from $70.0 million at December 31, 2023 to $76.2 million at June 30, 2024. For the three and six months ended June 30, 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the six months ended June 30, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 12%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $6.2 million. During the six months ended June 30, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 5% and 8%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $7.4 million.
7.    Income Taxes
Income tax benefit (provision) for the three and six months ended June 30, 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended June 30, 2024, the Company’s income tax benefit was $0.7 million on pre-tax income of $0.6 million, which included favorable changes in valuation allowances recorded against deferred tax assets and certain non-deductible expenses. This compares to an income tax expense of $0.9 million on pre-tax income of $1.4 million, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets, for the three months ended June 30, 2023.
For the six months ended June 30, 2024, the Company’s income tax benefit was $0.6 million on a pre-tax loss of $12.7 million, which included a $10.0 million goodwill impairment charge (approximately $7.7 million of which was non-deductible), other non-deductible expenses and favorable changes in valuation allowances recorded against deferred tax assets. This compares to an income tax expense of $2.5 million on pre-tax income of $5.2 million, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets for the six months ended June 30, 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerators:
Net income (loss)	$1,301	$558	$(12,073)	$2,716
Less: Income attributable to unvested restricted stock awards	(31)	(11)	—	(53)
Numerator for basic net income (loss) per share	1,270	547	(12,073)	2,663
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Numerator for diluted net income (loss) per share	$1,270	$547	$(12,073)	$2,663

Denominators:
Weighted average number of common shares outstanding	64,025	64,061	63,954	64,064
Less: Weighted average number of unvested restricted stock awards outstanding	(1,542)	(1,258)	(1,461)	(1,250)
Denominator for basic net income (loss) per share	62,483	62,803	62,493	62,814
Effect of dilutive securities:
Performance share units	221	371	—	347
Denominator for diluted net income (loss) per share	62,704	63,174	62,493	63,161

Net income (loss) per share:
Basic	$0.02	$0.01	$(0.19)	$0.04
Diluted	0.02	0.01	(0.19)	0.04
The calculation of diluted earnings per share for the three and six months ended June 30, 2024 excluded 77 thousand shares and 99 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted earnings per share for the three and six months ended June 30, 2023 excluded 163 thousand shares and 186 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company’s share price.
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the six months ended June 30, 2024 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2023	158	1,233	927
Granted	—	987	317
Vested and distributed	—	(650)	(444)
Forfeited	(81)	(17)	—
Outstanding – June 30, 2024	77	1,553	800
Weighted average grant date fair value (2024 awards)		$5.88	$5.77
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years. Service-based stock unit awards (149 thousand outstanding as of June 30, 2024) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards vest at the end of a three-year period, with the number of

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
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
Stock-based compensation expense recognized during the three and six months ended June 30, 2024 totaled $2.3 million and $4.1 million, respectively. Stock-based compensation expense recognized during the three and six months ended June 30, 2023 totaled $1.8 million and $3.4 million, respectively. As of June 30, 2024, there was $11.2 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Well Site Services and Downhole Technologies. Financial information by operating segment as of and for the three and six months ended June 30, 2024 and 2023 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2024
Offshore Manufactured Products(1)	$101,556	$4,247	$14,357	$1,552	$502,582
Well Site Services(2)	46,421	6,047	(535)	3,918	177,098
Downhole Technologies	38,406	4,255	(1,141)	310	279,947
Corporate	—	149	(10,636)	9	41,551
Total	$186,383	$14,698	$2,045	$5,789	$1,001,178
____________________
(1)Operating income included $1.5 million of facility consolidation charges.
(2)Operating income included $2.9 million in facility consolidation and other charges.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended June 30, 2023
Offshore Manufactured Products	$78,647	$4,075	$8,838	$4,587	$495,983
Well Site Services	64,536	6,564	4,732	5,672	204,437
Downhole Technologies	40,346	4,747	(121)	246	292,047
Corporate	—	151	(10,180)	265	52,553
Total	$183,529	$15,537	$3,269	$10,770	$1,045,020

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2024
Offshore Manufactured Products(3)	$188,413	$7,940	$24,960	$8,773	$502,582
Well Site Services(4)	93,713	12,126	(954)	6,332	177,098
Downhole Technologies(5)	71,519	8,525	(13,220)	756	279,947
Corporate	—	302	(19,918)	20	41,551
Total	$353,645	$28,893	$(9,132)	$15,881	$1,001,178
____________________
(3)Operating income included $3.0 million of facility consolidation charges.
(4)Operating income included $3.9 million in facility consolidation and other charges.
(5)Operating loss included a $10.0 million non-cash goodwill impairment charge.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Six Months Ended June 30, 2023
Offshore Manufactured Products	$159,152	$8,150	$16,536	$4,946	$495,983
Well Site Services	131,594	12,710	11,698	11,444	204,437
Downhole Technologies	88,982	9,615	1,752	671	292,047
Corporate	—	318	(20,842)	277	52,553
Total	$379,728	$30,793	$9,144	$17,338	$1,045,020

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Well Site Services		Downhole Technologies		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months Ended June 30
Project-driven:
Products	$59,752	$45,455	$—	$—	$—	$—	$59,752	$45,455
Services	31,024	24,846	—	—	—	—	31,024	24,846
Total project-driven	90,776	70,301	—	—	—	—	90,776	70,301
Military and other products	10,780	8,346	—	—	—	—	10,780	8,346
Short-cycle:
Products	—	—	—	—	38,047	38,829	38,047	38,829
Services	—	—	46,421	64,536	359	1,517	46,780	66,053
Total short-cycle	—	—	46,421	64,536	38,406	40,346	84,827	104,882
	$101,556	$78,647	$46,421	$64,536	$38,406	$40,346	$186,383	$183,529

	Offshore Manufactured Products		Well Site Services		Downhole Technologies		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Six Months Ended June 30
Project-driven:
Products	$112,889	$94,072	$—	$—	$—	$—	$112,889	$94,072
Services	56,257	49,476	—	—	—	—	56,257	49,476
Total project-driven	169,146	143,548	—	—	—	—	169,146	143,548
Military and other products	19,267	15,604	—	—	—	—	19,267	15,604
Short-cycle:
Products	—	—	—	—	70,752	82,794	70,752	82,794
Services	—	—	93,713	131,594	767	6,188	94,480	137,782
Total short-cycle	—	—	93,713	131,594	71,519	88,982	165,232	220,576
	$188,413	$159,152	$93,713	$131,594	$71,519	$88,982	$353,645	$379,728
Revenues from products and services transferred to customers over time accounted for approximately 66% of consolidated revenues for both the six months ended June 30, 2024 and 2023. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of June 30, 2024, the Company had $202 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 36% of this remaining backlog is expected to be recognized as revenue over the remaining six months of 2024, with an additional 34% recognized in 2025 and the balance thereafter.

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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2024.
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
•our ability to protect and enforce our intellectual property rights;
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
•the impact of disruptions in the bank and capital markets;
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
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore Manufactured Products, Well Site Services and Downhole Technologies segments. In first quarter 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical financial data, supplemental disaggregated revenue and backlog information as of and for the three and six months ended June 30, 2023 (presented herein) was conformed with the 2024 segment presentation.
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

Recent Developments
Brent and West Texas Intermediate (“WTI”) crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2024	$82.92	$84.68	$—	$—	$—
2023	81.01	77.99	86.65	$84.01	$82.47
WTI Crude (per bbl)
2024	$77.50	$81.81	$—	$—	$—
2023	75.91	73.54	82.25	$78.53	$77.56
Henry Hub Natural Gas (per MMBtu)
2024	$2.15	$2.07	$—	$—	$—
2023	2.64	2.16	2.59	$2.74	$2.53
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On February 16, 2024, we amended the ABL Facility (as defined below) to extend its maturity date from February 10, 2025 to February 16, 2028.
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into our Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data, backlog and other information were conformed with the 2024 segment presentation.
In 2023, we implemented initiatives to reduce future costs, which are continuing into 2024. These management actions included the consolidation, relocation and exit of certain manufacturing and service locations as well as the realignment of operations discussed above. We have also incurred legal and other related costs to enforce certain patents related to our proprietary technologies. As a result of these actions, our reported pre-tax results for the six months ended June 30, 2024 included a $10.0 million non-cash goodwill impairment charge as well as $6.9 million of facility consolidation, patent defense and other charges.
During the second quarter of 2024, our Offshore Manufactured Products segment sold a manufacturing and service facility that was classified as held-for-sale for net proceeds of $10.3 million. Additionally, we purchased $11.5 million principal amount of our 2026 Notes (as defined below) for $10.8 million and purchased $2.4 million of our common stock.
On July 19, 2024, Brent crude oil, WTI crude oil and natural gas spot prices closed at $85.19 per barrel, $81.43 per barrel and $1.88 per MMBtu, respectively. Additionally, the U.S. drilling rig count reported on July 19, 2024 was 586 rigs – 3% below the second quarter 2024 average.
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

U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly U.S. crude oil and natural gas prices, given the short-term, call-out nature of our U.S. operations.
Customer spending in the natural gas shale plays has moderated over the last ten years due to technological advancements that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in the United States.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in the first six months of 2024 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore Manufactured Products segment decreased to $300 million as of June 30, 2024 from $327 million as of December 31, 2023. Bookings totaled $101 million in the second quarter of 2024, yielding a quarterly book-to-bill ratio of 1.0x (0.9x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2024	$305	$300
2023	316	328	$341	$327
2022	255	232	248	300
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

	As of July 19, 2024	Average for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
United States Rig Count:
Land – Oil	458	479	551	481	565
Land – Natural gas and other	106	104	146	112	151
Offshore	22	20	22	20	20
	586	603	719	613	736
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of June 30, 2024, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance largely natural gas related.
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

Selected Financial Data
This selected financial data should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023 in order to understand factors, such as charges and credits, which may impact comparability of the selected financial data.
In the first quarter of 2024, certain short-cycle manufacturing operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and the current segment management structure, as well as provide for additional operational synergies. Historical financial data and supplemental disaggregated revenue information as of and for the three and six months ended June 30, 2023 (presented herein) were conformed with the 2024 segment presentation.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
Revenues:
Products	$108,579	$92,630	$15,949	$202,908	$192,470	$10,438
Services	77,804	90,899	(13,095)	150,737	187,258	(36,521)
	186,383	183,529	2,854	353,645	379,728	(26,083)
Costs and expenses:
Product costs	82,503	72,659	9,844	157,640	151,336	6,304
Service costs	59,530	69,371	(9,841)	116,344	141,429	(25,085)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	142,033	142,030	3	273,984	292,765	(18,781)
Selling, general and administrative expenses	26,373	23,528	2,845	48,869	47,544	1,325
Depreciation and amortization expense	14,698	15,537	(839)	28,893	30,793	(1,900)
Impairment of goodwill	—	—	—	10,000	—	10,000
Other operating (income) expense, net	1,234	(835)	2,069	1,031	(518)	1,549
	184,338	180,260	4,078	362,777	370,584	(7,807)
Operating income (loss)	2,045	3,269	(1,224)	(9,132)	9,144	(18,276)

Interest expense, net	(2,061)	(2,059)	(2)	(4,162)	(4,450)	288
Other income, net	652	210	442	580	486	94
Income (loss) before income taxes	636	1,420	(784)	(12,714)	5,180	(17,894)
Income tax benefit (provision)	665	(862)	1,527	641	(2,464)	3,105
Net income (loss)	$1,301	$558	$743	$(12,073)	$2,716	$(14,789)

Net income (loss) per share:
Basic	$0.02	$0.01		$(0.19)	$0.04
Diluted	0.02	0.01		(0.19)	0.04

Weighted average number of common shares outstanding:
Basic	62,483	62,803		62,493	62,814
Diluted	62,704	63,174		62,493	63,161

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore Manufactured Products, Well Site Services and Downhole Technologies. Supplemental financial information by operating segment for the three and six months ended June 30, 2024 and 2023 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Variance	2024	2023	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$59,752	$45,455	$14,297	$112,889	$94,072	$18,817
Services	31,024	24,846	6,178	56,257	49,476	6,781
	90,776	70,301	20,475	169,146	143,548	25,598
Military and other products	10,780	8,346	2,434	19,267	15,604	3,663
	101,556	78,647	22,909	188,413	159,152	29,261
Well Site Services	46,421	64,536	(18,115)	93,713	131,594	(37,881)
Downhole Technologies	38,406	40,346	(1,940)	71,519	88,982	(17,463)
	$186,383	$183,529	$2,854	$353,645	$379,728	$(26,083)

Operating income (loss):
Offshore Manufactured Products(1)	$14,357	$8,838	$5,519	$24,960	$16,536	$8,424
Well Site Services(2)	(535)	4,732	(5,267)	(954)	11,698	(12,652)
Downhole Technologies(3)	(1,141)	(121)	(1,020)	(13,220)	1,752	(14,972)
Corporate	(10,636)	(10,180)	(456)	(19,918)	(20,842)	924
	$2,045	$3,269	$(1,224)	$(9,132)	$9,144	$(18,276)
_______________
(1)During the three and six months ended June 30, 2024, we recognized facility consolidation charges of $1.5 million and $3.0 million, respectively, associated with the Offshore Manufactured Products segment’s consolidation and relocation of a manufacturing and service location.
(2)During the three and six months ended June 30, 2024, the Well Site Services segment recognized charges of $2.9 million and $3.9 million, respectively, associated primarily with the consolidation and exit of certain underperforming service locations and the defense of certain patents.
(3)During the six months ended June 30, 2024, the Downhole Technologies segment recognized a $10.0 million non-cash impairment charge related to goodwill reassigned to the business in connection with the segment realignment discussed above.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
We reported net income for the three months ended June 30, 2024 of $1.3 million, or $0.02 per share. The reported second quarter net income included facility consolidation and other charges of $4.4 million ($3.5 million after-tax, or $0.06 per share), partially offset by non-cash gains of $0.5 million ($0.4 million after-tax, or $0.01 per share) associated with debt extinguishment. These results compare to net income for the three months ended June 30, 2023 of $0.6 million, or $0.01 per share.
Our second quarter 2024 results of operations reflect the impact of the growth in offshore and international project activity and associated backlog conversion, partially offset by a decline in natural gas focused investments by our U.S. customers, competitive market conditions and management’s decision to exit certain underperforming locations. Management continues to implement measures in areas experiencing lower activity levels to reduce future costs.
Revenues. Consolidated total revenues in the second quarter of 2024 increased $2.9 million, or 2%, from the second quarter of 2023.
Consolidated product revenues in the second quarter of 2024 increased $15.9 million, or 17%, from the second quarter of 2023, driven primarily by the conversion of production facility and connector products from backlog into revenue. Consolidated service revenues in the second quarter of 2024 decreased $13.1 million, or 14%, from the second quarter of 2023. This decrease was concentrated in the United States – driven by lower land-based customer investments (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming locations during the first six months of 2024, partially offset by higher offshore and international service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Well Site Services		Downhole Technologies		Total
Three Months Ended June 30	2024	2023	2024	2023	2024	2023	2024	2023
Project-driven:
Products	$59,752	$45,455	$—	$—	$—	$—	$59,752	$45,455
Services	31,024	24,846	—	—	—	—	31,024	24,846
Total project-driven	90,776	70,301	—	—	—	—	90,776	70,301
Military and other products	10,780	8,346	—	—	—	—	10,780	8,346
Short-cycle products and services	—	—	46,421	64,536	38,406	40,346	84,827	104,882
	$101,556	$78,647	$46,421	$64,536	$38,406	$40,346	$186,383	$183,529
By destination:
U.S. land	$7,184	$10,003	$32,792	$51,596	$27,782	$32,113	$67,758	$93,712
Offshore and international	94,372	68,644	13,629	12,940	10,624	8,233	118,625	89,817
	$101,556	$78,647	$46,421	$64,536	$38,406	$40,346	$186,383	$183,529
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the second quarter of 2024 were comparable to the level reported in the second quarter of 2023.
Consolidated product costs in the second quarter of 2024 increased $9.8 million, or 14%, from the second quarter of 2023 driven primarily by the increase in project-driven products sales volumes. Consolidated service costs in the second quarter of 2024 decreased $9.8 million, or 14%, from the second quarter of 2023, with the impact of lower U.S. land-based activity levels and implemented cost control measures partially offset by facility consolidation and exit costs incurred in 2024.
Selling, General and Administrative Expense. Selling, general and administrative expense was $26.4 million in the second quarter of 2024, which included $1.0 million of costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs increased $1.9 million, or 8%, from the second quarter of 2023, due primarily to higher compensation costs.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.8 million, or 5%, in the second quarter of 2024 compared to the prior-year quarter. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.

Operating Income. Our consolidated operating income was $2.0 million in the second quarter of 2024, which included charges totaling $4.4 million associated with facility consolidations and exits, and patent defense. This compares to second quarter 2023 consolidated operating income of $3.3 million. Excluding the 2024 charges, operating income increased $3.2 million year-over-year.
Interest Expense, Net. Net interest expense totaled $2.1 million in the second quarter of 2024, which compares to $2.1 million in the same period of 2023. Interest expense as a percentage of total debt outstanding was approximately 7% in the second quarter of 2024, compared to 7% in the second quarter of 2023.
Income Tax. Income tax benefit (provision) for the three months ended June 30, 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended June 30, 2024, our income tax benefit was $0.7 million on pre-tax income of $0.6 million, which included favorable changes in valuation allowances recorded against deferred tax assets and certain non-deductible expenses. This compares to an income tax provision of $0.9 million on a pre-tax income of $1.4 million for the three months ended June 30, 2023, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income and other comprehensive income (loss). Other comprehensive loss was $3.2 million in the second quarter of 2024 compared to comprehensive income of $3.3 million in the second quarter of 2023 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended June 30, 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the second quarter of 2024, the exchange rate for the Brazilian real weakened compared to the U.S. dollar while the exchange rate for the British flat was flat compared to the U.S. dollar. In the second quarter of 2023, the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $22.9 million, or 29%, in the second quarter of 2024 compared to the second quarter of 2023 due primarily to increased demand for international and offshore project-driven products and services.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $14.4 million in the second quarter of 2024, which included $1.5 million in facility consolidation charges. This compares to operating income in the second quarter of 2023 of $8.8 million. Excluding the 2024 charges, operating income increased $7.1 million year-over-year.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $300 million as of June 30, 2024, with second quarter 2024 bookings of $101 million and a quarterly book-to-bill ratio of 1.0x.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $18.1 million, or 28%, in the second quarter of 2024 compared to the prior-year period, driven primarily by lower U.S. land-based customer activity levels (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming service locations during the first six months of 2024.
Operating Income. Our Well Site Services segment reported an operating loss of $0.5 million in the second quarter of 2024, which included charges totaling $2.9 million associated with facility consolidations and exits, and the defense of patents. This compares to operating income of $4.7 million in the second quarter of 2023. Excluding the 2024 charges discussed above, the Well Site Services segment’s operating results declined $2.4 million from the prior-year period, with the impact of the decrease in U.S. land-based revenues substantially offset by implemented cost control measures.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $1.9 million, or 5%, in the second quarter of 2024 from the prior-year period, driven primarily by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $1.1 million in the second quarter of 2024, which compares to an operating loss of $0.1 million in the prior-year period, which included a $1.0 million non-cash provision for excess and obsolete inventory. Excluding the 2023 charge discussed above, the Downhole Technologies operating results declined $2.0 million from the prior-year period, due primarily to the reported decrease in revenues and lower manufacturing volumes.
Corporate
Operating Loss. Corporate expenses increased $0.5 million, or 4%, in the second quarter of 2024 from the prior-year period.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
We reported a net loss for the six months ended June 30, 2024 of $12.1 million, or $0.19 per share. The reported first six months net loss included: a non-cash goodwill impairment charge of $10.0 million ($9.5 million after-tax, or $0.15 per share) and facility consolidation and other charges of $6.9 million ($5.5 million after-tax, or $0.09 per share), partially offset by non-cash gains of $0.5 million ($0.4 million after-tax, or $0.01 per share) associated with debt extinguishment. These results compare to net income for the six months ended June 30, 2023 of $2.7 million, or $0.04 per share.
Our first half 2024 results of operations reflect the impact of growth in offshore and international project activity and associated backlog conversion, partially offset by a decline in natural gas focused investments by our U.S. customers, competitive market conditions and management’s decisions to exit certain underperforming locations. Management continues to implement measures in areas experiencing lower activity levels to reduce future costs.
Revenues. Consolidated total revenues in the first six months of 2024 decreased $26.1 million, or 7%, from the first six months of 2023.
Consolidated product revenues in the first six months of 2024 increased $10.4 million, or 5%, from the first six months of 2023, with the impact of higher customer demand for project-driven production facility products partially offset by a decline in U.S. customer demand for completion and perforating products. Consolidated service revenues in the first six months of 2024 decreased $36.5 million, or 20%, from the first six months of 2023. This decrease was concentrated in the United States – driven by lower land-based customer investments (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming locations during the first six months of 2024, partially offset by higher offshore and international service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the six months ended June 30, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Well Site Services		Downhole Technologies		Total
Six Months Ended June 30	2024	2023	2024	2023	2024	2023	2024	2023
Project-driven:
Products	$112,889	$94,072	$—	$—	$—	$—	$112,889	$94,072
Services	56,257	49,476	—	—	—	—	56,257	49,476
Total project-driven	169,146	143,548	—	—	—	—	169,146	143,548
Military and other products	19,267	15,604	—	—	—	—	19,267	15,604
Short-cycle products and services	—	—	93,713	131,594	71,519	88,982	165,232	220,576
	$188,413	$159,152	$93,713	$131,594	$71,519	$88,982	$353,645	$379,728
By destination:
U.S. land	$14,239	$18,445	$68,649	$104,870	$51,952	$70,934	$134,840	$194,249
Offshore and international	174,174	140,707	25,064	26,724	19,567	18,048	218,805	185,479
	$188,413	$159,152	$93,713	$131,594	$71,519	$88,982	$353,645	$379,728
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $18.8 million, or 6%, in the first six months of 2024 compared to the first six months of 2023.
Consolidated product costs in the first six months of 2024 increased $6.3 million, or 4%, compared to the first six months of 2023 due primarily to the reported product revenue increase. Consolidated service costs in the first six months of 2024 decreased $25.1 million, or 18%, compared to the first six months of 2023, with the impact of lower U.S. activity levels and implemented cost control measures partially offset by facility consolidation and exit costs incurred in 2024.
Selling, General and Administrative Expense. Selling, general and administrative expense was $48.9 million in the first six months of 2024, which included $1.3 million of costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs were consistent with the first six months of 2023.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.9 million, or 6%, in the first six months of 2024 compared to the prior-year period. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.

Impairment of Goodwill. During the first quarter of 2024, our Downhole Technologies operations recognized a non-cash impairment charge of $10.0 million related to goodwill transferred to the business in connection with segment realignment discussed above. See Note 2, “Goodwill Impairment and Other Charges,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Operating Income (Loss). Our consolidated operating loss was $9.1 million in the first six months of 2024, which included a $10.0 million non-cash goodwill impairment charge and charges totaling $6.9 million associated with facility consolidations and exits, and patent defense. This compares to consolidated operating income of $9.1 million in the first six months of 2023. Excluding the 2024 charges, operating income decreased $1.3 million year-over-year.
Interest Expense, Net. Net interest expense totaled $4.2 million in the first six months of 2024, which compares to $4.5 million in the first six months of 2023. Interest expense as a percentage of total debt outstanding was approximately 7% in the first six months of 2024, compared to 7% in the first six months of 2023.
Income Tax. Income tax benefit (provision) for the first six months of 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first six months of 2024, our income tax benefit was $0.6 million on a pre-tax loss of $12.7 million, which included a $10.0 million goodwill impairment charge, other non-deductible expenses and favorable changes in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $2.5 million on pre-tax income of $5.2 million for the first six months of 2023, which included certain non-deductible expenses, discrete tax items and a favorable change in valuation allowances recorded against deferred tax assets.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $6.2 million in the first six months of 2024 compared to comprehensive income of $7.4 million in the first six months of 2023 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first six months of 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first six months of 2024, the exchange rates for the British pound and the Brazilian real weakened compared to the U.S. dollar. This compares to the first six months of 2023, when the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $29.3 million, or 18%, in the first six months of 2024 compared to the first six months of 2023 due primarily to increased demand for international and offshore-project driven products and services.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $25.0 million in the first six months of 2024, which included $3.0 million in facility consolidation charges. This compares to operating income of $16.5 million in the first six months of 2023. Excluding the 2024 charges, operating income increased $11.4 million year-over-year.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $300 million as of June 30, 2024 compared to $327 million as of December 31, 2023. Bookings during the first six months of 2024 totaled $167 million, yielding a year-to-date book-to-bill ratio of 0.9x.
Well Site Services
Revenues. Our Well Site Services segment revenues decreased $37.9 million, or 29%, in the first six months of 2024 compared to the first six months of 2023, driven primarily by lower U.S. customer activity levels (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming service locations during the first six months of 2024.
Operating Income (Loss). Our Well Site Services segment reported an operating loss of $1.0 million in the first six months of 2024, which included charges totaling $3.9 million associated with facility consolidations and exits, and the defense of patents. This compares to operating income of $11.7 million in the first six months of 2023. Excluding the 2024 charges discussed above, the Well Site Services segment’s operating results declined $8.7 million from the prior-year period, with the impact of the decrease in U.S. land-based revenues partially offset by implemented cost control measures.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $17.5 million, or 20%, in the first six months of 2024 from the first six months of 2023 due primarily to lower U.S. customer demand for perforating and completion products during the first quarter of 2024.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $13.2 million in the first six months of 2024, which included the $10.0 million non-cash goodwill impairment charge related to the first quarter of 2024 segment realignment. This compares to operating income of $1.8 million reported in the first six months of 2023, which included a $1.0 million non-cash provision for excess and obsolete inventory. Excluding the charge discussed above, the Downhole Technologies operating results declined $6.0 million from the prior-year period, due primarily to the reported decrease in revenue and lower manufacturing volumes.
Corporate
Operating Loss. Corporate expenses in the first six months of 2024 decreased $0.9 million, or 4%, from the first six months of 2023, due primarily to lower short- and long-term incentive expenses.

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
Operating Activities
Cash flows used in operations totaled $1.1 million during the first six months of 2024, compared to $38.7 million generated by operations during the first six months of 2023.
During the first six months of 2024, $28.3 million was used to fund net working capital increases, primarily due to an activity-driven increase in inventories, the payment of accrued 2023 short- and long-term cash incentives in the first quarter of 2024 and a decrease in accounts payable. During the first six months of 2023, $0.8 million was provided by net working capital decreases, with the favorable impact of a decrease in accounts receivable and an increase in deferred revenues, substantially offset by an activity-driven increase in inventories and the payment of accrued 2022 short-and long-term cash incentives in the first quarter of 2023.
Investing Activities
Net cash used in investing activities during the first six months of 2024 totaled $3.2 million, compared to $16.7 million used in investing activities during the first six months of 2023.
Capital expenditures totaled $15.9 million and $17.3 million during the first six months of 2024 and 2023, respectively. These investments were offset by proceeds from the sale of property and equipment of $12.8 million and $0.7 million during the first six months of 2024 and 2023, respectively.
Within our Offshore Manufactured Products segment, we completed the consolidation of certain facilities in Houston, Texas during 2023 and have strategically relocated our Asian manufacturing and service operations from Singapore to Batam, Indonesia. With these consolidations, a facility classified as held-for-sale assets within prepaid expenses and other current assets as of December 31, 2023 was sold during the second quarter of 2024 for net proceeds of $10.3 million.
Including investments associated with the construction of a new facility in Batam, we expect to invest approximately $35 million in capital expenditures during 2024. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first six months of 2024, net cash of $17.2 million was used in financing activities, which included the purchase of $11.5 million principal amount of our outstanding 2026 Notes for $10.8 million in cash and the repurchase of $2.4 million of the Company’s common stock. This compares to $22.6 million of cash used in financing activities during the first six months of 2023, which included the repayment of the $17.3 million principal amount outstanding under our 2023 Notes and the repurchase of $3.0 million of our common stock.
As of June 30, 2024, we had cash and cash equivalents totaling $25.2 million, which compared to $47.1 million as of December 31, 2023.
As of June 30, 2024, we had no borrowings outstanding under our ABL Facility, $123.5 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $2.9 million. Our reported interest expense included amortization of deferred financing costs of $0.8 million during the first six months of 2024. For the first six months of 2024, our contractual cash interest expense was $3.8 million, or approximately 6% of the average principal balance of debt outstanding.
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
Stock Repurchase Program. On February 16, 2023, our Board of Directors authorized $25.0 million for repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. During the six months ended June 30, 2024, $2.4 million in repurchases of common stock were made under the program. The amount remaining under our share repurchase authorization as of June 30, 2024 was $15.8 million.
Revolving Credit Facility. Our senior secured credit facility provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”) under which credit availability is subject to a borrowing base calculation. On February 16, 2024, we amended the ABL Facility to extend the maturity date to February 16, 2028.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Agreement matures on February 16, 2028 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement.
As of June 30, 2024, we had $14.4 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of June 30, 2024 was $82.5 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of June 30, 2024, we have purchased a cumulative $11.5 million principal amount of the 2026 Notes for $10.8 million in cash, with $123.5 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of June 30, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 2023 Notes matured and the outstanding $17.3 million in principal amount was repaid in full.
Our total debt represented 15% and 16% of our combined total debt and stockholders’ equity as of June 30, 2024 and December 31, 2023, respectively.
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
Off-Balance Sheet Arrangements. As of June 30, 2024, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2024, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first six months of 2024, our reported foreign currency exchange gains were $0.1 million and are included in “other operating (income) expense, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $6.2 million from $70.0 million as of December 31, 2023 to $76.2 million as of June 30, 2024, due to changes in currency exchange rates. During the six months ended June 30, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 12%, respectively, compared to the U.S. dollar.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2024	—	$—	—	$18,133,096
May 1 through May 31, 2024	342,547	4.45	342,547	16,610,040
June 1 through June 30, 2024	201,876	4.26	200,000	15,758,710
Total	544,423	$4.38	542,547
________________
(1)During the three-month period ended June 30, 2024, we acquired 1,876 shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of stock awards. These shares were not part of a publicly announced program to purchase common stock.
(2)In February 2023, our Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. As of June 30, 2024, $9.2 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2024, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

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

OIL STATES INTERNATIONAL, INC.

Date:	July 29, 2024	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)