Form 10-Q
period 2024-09-30
OIL STATES INTERNATIONAL, INC
filed 2024-10-30
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 25, 2024, the number of shares of common stock outstanding was 63,111,029.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Products	$100,798	$102,636	$303,706	$295,106
Services	73,550	91,653	224,287	278,911
	174,348	194,289	527,993	574,017

Costs and expenses:
Product costs	79,167	80,188	236,807	231,524
Service costs	57,422	70,239	173,766	211,668
Cost of revenues (exclusive of depreciation and amortization expense presented below)	136,589	150,427	410,573	443,192
Selling, general and administrative expense	22,754	24,241	71,623	71,785
Depreciation and amortization expense	13,635	15,416	42,528	46,209
Impairment of goodwill	—	—	10,000	—
Impairments of intangible assets	10,787	—	10,787	—
Impairments of operating lease assets	2,579	—	2,579	—
Other operating (income) expense, net	(955)	(1,985)	76	(2,503)
	185,389	188,099	548,166	558,683
Operating income (loss)	(11,041)	6,190	(20,173)	15,334

Interest expense, net	(1,824)	(1,928)	(5,986)	(6,378)
Other income, net	731	186	1,311	672
Income (loss) before income taxes	(12,134)	4,448	(24,848)	9,628
Income tax provision	(2,215)	(236)	(1,574)	(2,700)
Net income (loss)	$(14,349)	$4,212	$(26,422)	$6,928

Net income (loss) per share:
Basic	$(0.23)	$0.07	$(0.42)	$0.11
Diluted	(0.23)	0.07	(0.42)	0.11

Weighted average number of common shares outstanding:
Basic	62,084	62,651	62,357	62,760
Diluted	62,084	63,060	62,357	63,135
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(14,349)	$4,212	$(26,422)	$6,928

Other comprehensive income (loss):
Currency translation adjustments	9,567	(5,749)	3,389	1,670
Comprehensive income (loss)	$(4,782)	$(1,537)	$(23,033)	$8,598
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$45,984	$47,111
Accounts receivable, net	182,536	203,211
Inventories, net	221,134	202,027
Prepaid expenses and other current assets	29,257	35,648
Total current assets	478,911	487,997

Property, plant, and equipment, net	267,388	280,389
Operating lease assets, net	21,601	21,970
Goodwill, net	70,439	79,867
Other intangible assets, net	129,866	153,010
Other noncurrent assets	25,936	23,253
Total assets	$994,141	$1,046,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$634	$627
Accounts payable	55,506	67,546
Accrued liabilities	39,978	44,227
Current operating lease liabilities	7,295	6,880
Income taxes payable	2,616	1,233
Deferred revenue	34,742	36,757
Total current liabilities	140,771	157,270

Long-term debt	124,643	135,502
Long-term operating lease liabilities	19,392	18,346
Deferred income taxes	5,291	7,717
Other noncurrent liabilities	19,238	18,106
Total liabilities	309,335	336,941

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 78,603,178 shares and 77,218,765 shares issued, respectively	786	772
Additional paid-in capital	1,135,634	1,129,240
Retained earnings	258,496	284,918
Accumulated other comprehensive loss	(66,595)	(69,984)
Treasury stock, at cost, 15,492,349 and 13,892,049 shares, respectively	(643,515)	(635,401)
Total stockholders’ equity	684,806	709,545
Total liabilities and stockholders’ equity	$994,141	$1,046,486
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2024	$786	$1,133,282	$272,845	$(76,162)	$(640,362)	$690,389
Net loss	—	—	(14,349)	—	—	(14,349)
Currency translation adjustments (excluding intercompany advances)	—	—	—	6,568	—	6,568
Currency translation adjustments on intercompany advances	—	—	—	2,999	—	2,999
Stock-based compensation expense	—	2,352	—	—	—	2,352
Surrender of stock to settle taxes on stock awards	—	—	—	—	(9)	(9)
Stock repurchases	—	—	—	—	(3,144)	(3,144)
Balance, September 30, 2024	$786	$1,135,634	$258,496	$(66,595)	$(643,515)	$684,806

Nine Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2023	$772	$1,129,240	$284,918	$(69,984)	$(635,401)	$709,545
Net loss	—	—	(26,422)	—	—	(26,422)
Currency translation adjustments (excluding intercompany advances)	—	—	—	5,594	—	5,594
Currency translation adjustments on intercompany advances	—	—	—	(2,205)	—	(2,205)
Stock-based compensation expense	14	6,394	—	—	—	6,408
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,596)	(2,596)
Stock repurchases	—	—	—	—	(5,518)	(5,518)
Balance, September 30, 2024	$786	$1,135,634	$258,496	$(66,595)	$(643,515)	$684,806
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(26,422)	$6,928
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	42,528	46,209
Impairment of goodwill	10,000	—
Impairments of operating lease assets	2,579	—
Impairments of intangible assets	10,787	—
Stock-based compensation expense	6,408	5,157
Amortization of deferred financing costs	1,168	1,344
Deferred income tax benefit	(2,798)	(66)
Gains on disposals of assets	(2,956)	(3,335)
Gains on extinguishment of 4.75% convertible senior notes	(515)	—
Other, net	83	(614)
Changes in operating assets and liabilities:
Accounts receivable	21,173	29,538
Inventories	(18,406)	(23,754)
Accounts payable and accrued liabilities	(17,554)	(17,515)
Deferred revenue	(2,015)	5,580
Other operating assets and liabilities, net	3,624	2,905
Net cash flows provided by operating activities	27,684	52,377

Cash flows from investing activities:
Capital expenditures	(23,309)	(23,370)
Proceeds from disposition of property and equipment	15,411	4,374
Other, net	(431)	(120)
Net cash flows used in investing activities	(8,329)	(19,116)

Cash flows from financing activities:
Revolving credit facility borrowings	22,678	35,693
Revolving credit facility repayments	(22,678)	(35,693)
Purchases of 4.75% convertible senior notes	(10,846)	—
Repayment of 1.50% convertible senior notes	—	(17,315)
Other debt and finance lease repayments	(481)	(340)
Payment of financing costs	(1,119)	(101)
Purchases of treasury stock	(5,149)	(3,001)
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,596)	(1,948)
Net cash flows used in financing activities	(20,191)	(22,705)

Effect of exchange rate changes on cash and cash equivalents	(291)	330
Net change in cash and cash equivalents	(1,127)	10,886
Cash and cash equivalents, beginning of period	47,111	42,018
Cash and cash equivalents, end of period	$45,984	$52,904

Cash paid (received) for:
Interest	$4,206	$4,353
Income taxes, net	2,695	(34)
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
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data and disaggregated revenue information as of and for the three and nine months ended September 30, 2023, as presented in Note 10, “Segments and Related Information,” were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, the Company’s Well Site Services segment name was changed to the Completion and Production Services segment.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.    Asset Impairments and Other Charges and Credits
In 2023, the Company implemented initiatives to reduce future costs, which are continuing into 2024. These management actions included the consolidation, relocation and exit of certain manufacturing and service locations, the exit of certain service offerings, reductions in the Company’s workforce in the United States as well as the realignment of operations within two of the Company’s reportable segments. The Company has also incurred legal and other related costs to enforce certain patents related to its proprietary technologies. As a result of these events, actions and assessments, the Company recorded the following charges and credits in 2024 and 2023 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended September 30, 2024
Impairments of:
Goodwill	$—	$—	$—	$—	$—
Intangible assets	—	10,787	—	—	10,787
Operating lease assets	—	2,092	487	—	2,579
Facility consolidation and exit, and other charges	354	2,982	123	34	3,493
Patent defense costs	—	1,347	—	—	1,347
Gains on extinguishment of debt	—	—	—	—	—
Pre-tax totals	$354	$17,208	$610	$34	18,206
Income tax benefit					1,161
After-tax total					$17,045

Nine Months Ended September 30, 2024
Impairments of:
Goodwill	$—	$—	$10,000	$—	$10,000
Intangible assets	—	10,787	—	—	10,787
Operating lease assets	—	2,092	487	—	2,579
Facility consolidation and exit, and other charges	3,364	5,583	123	34	9,104
Patent defense costs	—	2,671	—	—	2,671
Gains on extinguishment of debt	—	—	—	(515)	(515)
Pre-tax totals	$3,364	$21,133	$10,610	$(481)	34,626
Income tax benefit					2,990
After-tax total					$31,636

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Pre-tax Total
Three and Nine Months Ended September 30, 2023
Facility consolidation and exit, and other charges	$1,649	$—	$—	$—	$1,649
Income tax benefit					347
After-tax total					$1,302

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
Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2024 were as follows (in thousands):

	Offshore Manufactured Products	Downhole Technologies	Total
Balance as of December 31, 2023	$79,867	$—	$79,867
Goodwill associated with transferred operations	(10,000)	10,000	—
Impairment of goodwill	—	(10,000)	(10,000)
Foreign currency translation	572	—	572
Balance as of September 30, 2024	$70,439	$—	$70,439

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
Long-Lived Tangible and Intangible Assets
An assessment for impairment of long-lived tangible and intangible assets is conducted when an event occurs or circumstances change that indicate that the carrying value of long-lived tangible and intangible assets may not be recoverable. In response to further reductions in customer activity in the United States during the third quarter of 2024, management made strategic decisions to exit its underperforming flowback and well testing service offering and sell the related equipment and inventory. Management also decided to exit six leased facilities. As a result of these events and actions, the Company recorded non-cash intangible asset (customer relationships and tradenames) impairment charges of $10.8 million associated with the exit of this service offering and operating lease impairments of $2.6 million related to facility closures. Additionally, the equipment and inventory of the exited service offering in the Completion and Production Services segment was reclassified to assets held for sale, and transferred from property, plant and equipment and inventory to prepaid and other current assets. The carrying value of assets held for sale totaled $13.4 million as of September 30, 2024.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of September 30, 2024 and December 31, 2023 is presented below (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net:
Trade	$129,597	$128,405
Unbilled revenue	20,018	27,756
Contract assets	30,762	46,746
Other	6,869	4,801
Total accounts receivable	187,246	207,708
Allowance for doubtful accounts	(4,710)	(4,497)
	$182,536	$203,211

Allowance for doubtful accounts as a percentage of total accounts receivable	3%	2%

	September 30, 2024	December 31, 2023
Deferred revenue (contract liabilities)	$34,742	$36,757
As of September 30, 2024, accounts receivable, net in the United States and the United Kingdom represented 63% and 18%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of September 30, 2024.
For the nine months ended September 30, 2024, the $16.0 million net decrease in contract assets was primarily attributable to $44.2 million transferred to accounts receivable, which was partially offset by $28.5 million in revenue recognized during the period. Deferred revenue (contract liabilities) decreased by $2.0 million in the first nine months of 2024, primarily reflecting the recognition of $14.2 million of revenue that was deferred at the beginning of the period, partially offset by $12.0 million in new customer billings which were not recognized as revenue during the period.
The following provides a summary of activity in the allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Allowance for doubtful accounts – January 1	$4,497	$5,226
Provisions	855	23
Write-offs	(726)	(208)
Other	84	18
Allowance for doubtful accounts – September 30	$4,710	$5,059

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2024	December 31, 2023
Inventories, net:
Finished goods and purchased products	$117,535	$103,599
Work in process	32,018	30,546
Raw materials	112,774	109,627
Total inventories	262,327	243,772
Allowance for excess or obsolete inventory	(41,193)	(41,745)
	$221,134	$202,027

	September 30, 2024	December 31, 2023
Property, plant and equipment, net:
Property, plant and equipment	$734,468	$754,143
Accumulated depreciation	(467,080)	(473,754)
	$267,388	$280,389
For the three months ended September 30, 2024 and 2023, depreciation expense was $9.5 million and $11.1 million, respectively. Depreciation expense was $29.9 million and $33.3 million, respectively, for the nine months ended September 30, 2024 and 2023.

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$123,050	$53,723	$69,327	$141,342	$56,499	$84,843
Patents/technology/know-how	70,301	38,452	31,849	70,113	34,541	35,572
Tradenames and other	47,750	19,060	28,690	52,505	19,910	32,595
	$241,101	$111,235	$129,866	$263,960	$110,950	$153,010
For the three months ended September 30, 2024 and 2023, amortization expense was $4.1 million and $4.3 million, respectively. Amortization expense was $12.7 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively. As further discussed in Note 2, “Asset Impairments and Other Charges and Credits,” during the third quarter of 2024 the Company made a strategic decision to exit an underperforming service offering within the Completion and Production Services segment. As a result of this action, the segment recognized non-cash impairment charges of $9.1 million related to customer relationships and $1.7 million related to tradenames.

	September 30, 2024	December 31, 2023
Other noncurrent assets:
Deferred compensation plan	$18,632	$17,255
Deferred financing costs	1,689	1,109
Deferred income taxes	2,425	2,211
Other	3,190	2,678
	$25,936	$23,253

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$18,995	$27,131
Accrued taxes, other than income taxes	4,444	2,076
Insurance liabilities	3,633	3,839
Accrued interest	3,014	1,690
Accrued commissions	3,466	3,060
Other	6,426	6,431
	$39,978	$44,227
4.    Long-term Debt
As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Revolving credit facility(1)	$—	$—
2026 Notes(2)	122,303	133,037
Other debt and finance lease obligations	2,974	3,092
Total debt	125,277	136,129
Less: Current portion	(634)	(627)
Total long-term debt	$124,643	$135,502
____________________
(1)Unamortized deferred financing costs of $1.7 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $123.5 million and $135.0 million as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, the Company had no borrowings outstanding under the ABL Facility and $15.1 million of outstanding letters of credit. The total amount available to be drawn as of September 30, 2024 was $76.4 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of September 30, 2024, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The following table provides a summary of the Company's purchases of outstanding 2026 Notes during the nine months ended September 30, 2024, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Pre-Tax Gains Recognized
Nine Months Ended September 30, 2024	$11,500	$11,361	$10,846	$515
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of September 30, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes
On January 30, 2018, the Company issued $200.0 million aggregate principal amount of its 1.50% convertible senior notes due 2023 (the "2023 Notes"). The 2023 Notes bore interest at a rate of 1.50% per year, and the outstanding principal amount of $17.3 million matured and was repaid in full on February 15, 2023.
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of September 30, 2024 was $120.9 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $123.5 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first nine months of 2024 (in thousands):

Outstanding
Shares of common stock outstanding – December 31, 2023	63,327
Restricted stock awards, net of forfeitures	1,384
Shares withheld for taxes on vesting of stock awards	(411)
Purchases of treasury stock	(1,189)
Shares of common stock outstanding – September 30, 2024	63,111
As of September 30, 2024 and December 31, 2023, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On February 16, 2023, the Company’s Board of Directors authorized $25.0 million for the repurchase of the Company’s common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate. During the three months ended September 30, 2024, the Company purchased 646 thousand shares of common stock under the program at a total cost of $3.1 million. During the nine months ended September 30, 2024, the Company purchased 1.2 million shares of common stock under the program at a total cost of $5.5 million.
The amount remaining under the Company’s existing share repurchase authorization as of September 30, 2024 was $12.6 million. On October 24, 2024, the Company’s Board of Directors terminated the Company’s existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss decreased from $70.0 million at December 31, 2023 to $66.6 million at September 30, 2024. For the three and nine months ended September 30, 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil.
During the nine months ended September 30, 2024, the exchange rates for the British pound strengthened by 5% compared to the U.S. dollar while the Brazilian real weakened by 11% compared to the U.S. dollar, contributing to other comprehensive income of $3.4 million. During the nine months ended September 30, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 1% and 4%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $1.7 million.
7.    Income Taxes
Income tax provision for the three and nine months ended September 30, 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.
For the three months ended September 30, 2024, the Company’s income tax expense was $2.2 million on a pre-tax loss of $12.1 million, which included unfavorable changes in valuation allowances recorded against deferred tax assets and certain non-deductible expenses. This compares to an income tax expense of $0.2 million on pre-tax income of $4.4 million, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets, for the three months ended September 30, 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the nine months ended September 30, 2024, the Company’s income tax expense was $1.6 million on a pre-tax loss of $24.8 million, which included a $10.0 million goodwill impairment charge (approximately $7.7 million of which was non-deductible), other non-deductible expenses and unfavorable changes in valuation allowances recorded against deferred tax assets. This compares to an income tax expense of $2.7 million on pre-tax income of $9.6 million, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets for the nine months ended September 30, 2023.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerators:
Net income (loss)	$(14,349)	$4,212	$(26,422)	$6,928
Less: Income attributable to unvested restricted stock awards	—	(82)	—	(135)
Numerator for basic net income (loss) per share	(14,349)	4,130	(26,422)	6,793
Effect of dilutive securities:
Unvested restricted stock awards	—	1	—	1
Numerator for diluted net income (loss) per share	$(14,349)	$4,131	$(26,422)	$6,794

Denominators:
Weighted average number of common shares outstanding	63,620	63,892	63,843	64,007
Less: Weighted average number of unvested restricted stock awards outstanding	(1,536)	(1,241)	(1,486)	(1,247)
Denominator for basic net income (loss) per share	62,084	62,651	62,357	62,760
Effect of dilutive securities:
Performance share units	—	409	—	375
Denominator for diluted net income (loss) per share	62,084	63,060	62,357	63,135

Net income (loss) per share:
Basic	$(0.23)	$0.07	$(0.42)	$0.11
Diluted	(0.23)	0.07	(0.42)	0.11
The calculation of diluted earnings per share for the three and nine months ended September 30, 2024 excluded 77 thousand shares and 92 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. The calculation of diluted earnings per share for the three and nine months ended September 30, 2023 excluded 159 thousand shares and 177 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company’s share price.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for stock options, service-based restricted stock and stock unit awards, and performance-based stock unit awards for the nine months ended September 30, 2024 (in thousands):

	Stock Options	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2023	158	1,233	927
Granted	—	990	317
Vested and distributed	—	(660)	(444)
Forfeited	(81)	(50)	—
Outstanding – September 30, 2024	77	1,513	800
Weighted average grant date fair value (2024 awards)		$5.88	$5.77
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years. Service-based stock unit awards (149 thousand outstanding as of September 30, 2024) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2024 totaled $2.4 million and $6.4 million, respectively. Stock-based compensation expense recognized during the three and nine months ended September 30, 2023 totaled $1.8 million and $5.2 million, respectively. As of September 30, 2024, there was $9.2 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10.    Segments and Related Information
The Company operates through three operating segments: Offshore Manufactured Products, Completion and Production Services (previously referred to as Well Site Services) and Downhole Technologies. Financial information by operating segment as of and for the three and nine months ended September 30, 2024 and 2023 is summarized in the following tables (in thousands).

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2024
Offshore Manufactured Products(1)	$102,234	$3,631	$19,310	$3,074	$506,563
Completion and Production Services(2)	40,099	5,749	(18,267)	4,084	158,338
Downhole Technologies(3)	32,015	4,121	(3,653)	270	273,093
Corporate	—	134	(8,431)	—	56,147
Total	$174,348	$13,635	$(11,041)	$7,428	$994,141
____________________
(1)Operating income included $0.4 million of facility consolidation and other charges.
(2)Operating loss included $17.2 million of asset impairment, facility consolidation and exit, patent defense and other charges.
(3)Operating loss included $0.6 million of asset impairment and other charges.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three Months Ended September 30, 2023
Offshore Manufactured Products(4)	$96,070	$4,405	$15,586	$2,712	$495,440
Completion and Production Services	59,831	6,313	3,285	2,602	201,384
Downhole Technologies	38,388	4,546	(1,900)	568	287,152
Corporate	—	152	(10,781)	150	64,044
Total	$194,289	$15,416	$6,190	$6,032	$1,048,020
____________________
(4)Operating income included $1.6 million of facility consolidation and other charges.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2024
Offshore Manufactured Products(5)	$290,647	$11,571	$44,270	$11,847	$506,563
Completion and Production Services(6)	133,812	17,875	(19,221)	10,416	158,338
Downhole Technologies(7)	103,534	12,646	(16,873)	1,026	273,093
Corporate	—	436	(28,349)	20	56,147
Total	$527,993	$42,528	$(20,173)	$23,309	$994,141
____________________
(5)Operating income included $3.4 million of facility consolidation and other charges.
(6)Operating loss included $21.1 million of asset impairment, facility consolidation and exit, patent defense and other charges.
(7)Operating loss included $10.6 million of asset impairment and other charges.

	Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Nine Months Ended September 30, 2023
Offshore Manufactured Products(8)	$255,222	$12,555	$32,122	$7,658	$495,440
Completion and Production Services	191,425	19,023	14,983	14,046	201,384
Downhole Technologies	127,370	14,161	(148)	1,239	287,152
Corporate	—	470	(31,623)	427	64,044
Total	$574,017	$46,209	$15,334	$23,370	$1,048,020
____________________
(8)Operating income included $1.6 million of facility consolidation and other charges.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Three Months Ended September 30
Project-driven:
Products	$58,164	$58,169	$—	$—	$—	$—	$58,164	$58,169
Services	32,754	30,391	—	—	—	—	32,754	30,391
Total project-driven	90,918	88,560	—	—	—	—	90,918	88,560
Military and other products	11,316	7,510	—	—	—	—	11,316	7,510
Short-cycle:
Products	—	—	—	—	31,318	36,957	31,318	36,957
Services	—	—	40,099	59,831	697	1,431	40,796	61,262
Total short-cycle	—	—	40,099	59,831	32,015	38,388	72,114	98,219
	$102,234	$96,070	$40,099	$59,831	$32,015	$38,388	$174,348	$194,289

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Nine Months Ended September 30
Project-driven:
Products	$171,053	$152,241	$—	$—	$—	$—	$171,053	$152,241
Services	89,011	79,867	—	—	—	—	89,011	79,867
Total project-driven	260,064	232,108	—	—	—	—	260,064	232,108
Military and other products	30,583	23,114	—	—	—	—	30,583	23,114
Short-cycle:
Products	—	—	—	—	102,070	119,751	102,070	119,751
Services	—	—	133,812	191,425	1,464	7,619	135,276	199,044
Total short-cycle	—	—	133,812	191,425	103,534	127,370	237,346	318,795
	$290,647	$255,222	$133,812	$191,425	$103,534	$127,370	$527,993	$574,017
Revenues from products and services transferred to customers over time accounted for approximately 67% and 66% of consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of September 30, 2024, the Company had $223 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 19% of this remaining backlog is expected to be recognized as revenue over the remaining three months of 2024, with an additional 42% recognized in 2025 and the balance thereafter.
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
•changes in tax laws and regulations as well as volatility in the political, legal and regulatory environments in connection with the upcoming U.S. presidential election;
•supply chain disruptions, including as a result of labor unrest;
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
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore Manufactured Products, Completion and Production Services (previously referred to as Well Site Services) and Downhole Technologies segments. In first quarter 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical financial data, supplemental disaggregated revenue and backlog information as of and for the three and nine months ended September 30, 2023 (presented herein) was conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, our Well Site Services segment name was changed to the Completion and Production Services segment.
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

Recent Developments
Brent and West Texas Intermediate (“WTI”) crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2024	$82.92	$84.68	$80.01	$—	$—
2023	81.01	77.99	86.65	$84.01	$82.47
WTI Crude (per bbl)
2024	$77.50	$81.81	$76.43	$—	$—
2023	75.91	73.54	82.25	$78.53	$77.56
Henry Hub Natural Gas (per MMBtu)
2024	$2.15	$2.07	$2.11	$—	$—
2023	2.64	2.16	2.59	$2.74	$2.53
________________
(1)Source: U.S. Energy Information Administration (spot prices).
On February 16, 2024, we amended the ABL Facility (as defined below) to extend its maturity date from February 10, 2025 to February 16, 2028.
Certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into our Downhole Technologies segment in the first quarter of 2024 to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data, backlog and other information were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, the Company’s Well Site Services segment name was changed to the Completion and Production Services segment.
In 2023, we began implementing initiatives, which are continuing into 2024, to reduce future costs. Management actions to-date in 2024 included: the consolidation, relocation and exit of certain underperforming locations; the exit of certain service offerings; reductions in our U.S. work force as well as the realignment of operations discussed above. We have also incurred legal and other related costs to enforce certain patents related to our proprietary technologies. As a result of these actions, our reported pre-tax results for the nine months ended September 30, 2024 included $23.4 million in non-cash goodwill, intangible and operating lease asset impairment charges as well as $11.8 million of facility consolidation and exit, patent defense and other charges.
During the nine months ended September 30, 2024, our Offshore Manufactured Products segment sold a manufacturing and service facility that was classified as held for sale for net proceeds of $10.3 million, we purchased $11.5 million principal amount of our 2026 Notes (as defined below) for $10.8 million, and we purchased $5.5 million of our common stock.
On October 24, 2024, our Board of Directors terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization which expires in October 2026.
On October 25, 2024, Brent crude oil, WTI crude oil and natural gas spot prices closed at $75.62 per barrel, $72.02 per barrel and $1.93 per MMBtu, respectively – below the third quarter 2024 averages. Additionally, the U.S. drilling rig count reported on October 25, 2024 was 585 rigs – comparable to the third quarter 2024 average.
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
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe and the Middle East, along with associated international tensions; the perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; changes in governmental rules and regulations; sanctions; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
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
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 89% of Offshore Manufactured Products segment sales in the first nine months of 2024 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas.
Backlog reported by our Offshore Manufactured Products segment increased to $313 million as of September 30, 2024 from $300 million as of June 30, 2024. Bookings totaled $112 million in the third quarter of 2024, yielding a quarterly book-to-bill ratio of 1.1x (1.0x year-to-date). The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2024	$305	$300	$313
2023	316	328	341	$327
2022	255	232	248	300
Our Completion and Production Services segment provides completion and production services in the United States (including the Gulf of Mexico) and internationally. Prior to the sale of its drilling rigs in August of 2024, the segment also provided land drilling services in the United States. U.S. drilling and completion activity and, in turn, our Completion and Production Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of, and initial production from, new and recompleted wells in our U.S. operations, which are dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations. Well intensity and complexity have increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.
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

Demand for our completion-related products and services within our Completion and Production Services and Downhole Technologies segments is highly correlated to changes in the total number of wells drilled in the United States, total footage drilled, the number of drilled wells that are completed and changes in the drilling rig count. The following table sets forth a summary of the U.S. drilling rig count, as measured by Baker Hughes Company, as of and for the periods indicated.

	As of October 25, 2024	Average for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
United States Rig Count:
Land – Oil	465	465	499	475	543
Land – Natural gas and other	103	100	128	108	143
Offshore	17	21	22	21	21
	585	586	649	604	707
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of September 30, 2024, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance largely natural gas related.
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
Other factors that can affect our business and financial results include but are not limited to: the general global economic environment; competitive pricing pressures; customer consolidations; public health crises; natural disasters; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical conflicts and tensions; management’s implementation of strategic decisions; and changes in tax laws in the United States and international markets. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.
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
In the first quarter of 2024, certain short-cycle manufacturing operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and the current segment management structure, as well as provide for additional operational synergies. Historical financial data and supplemental disaggregated revenue information as of and for the three and nine months ended September 30, 2023 (presented herein) were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, our Well Site Services segment name was changed to the Completion and Production Services segment.
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
Revenues:
Products	$100,798	$102,636	$(1,838)	$303,706	$295,106	$8,600
Services	73,550	91,653	(18,103)	224,287	278,911	(54,624)
	174,348	194,289	(19,941)	527,993	574,017	(46,024)
Costs and expenses:
Product costs	79,167	80,188	(1,021)	236,807	231,524	5,283
Service costs	57,422	70,239	(12,817)	173,766	211,668	(37,902)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	136,589	150,427	(13,838)	410,573	443,192	(32,619)
Selling, general and administrative expenses	22,754	24,241	(1,487)	71,623	71,785	(162)
Depreciation and amortization expense	13,635	15,416	(1,781)	42,528	46,209	(3,681)
Impairment of goodwill	—	—	—	10,000	—	10,000
Impairments of intangible assets	10,787	—	10,787	10,787	—	10,787
Impairments of operating lease assets	2,579	—	2,579	2,579	—	2,579
Other operating (income) expense, net	(955)	(1,985)	1,030	76	(2,503)	2,579
	185,389	188,099	(2,710)	548,166	558,683	(10,517)
Operating income (loss)	(11,041)	6,190	(17,231)	(20,173)	15,334	(35,507)

Interest expense, net	(1,824)	(1,928)	104	(5,986)	(6,378)	392
Other income, net	731	186	545	1,311	672	639
Income (loss) before income taxes	(12,134)	4,448	(16,582)	(24,848)	9,628	(34,476)
Income tax provision	(2,215)	(236)	(1,979)	(1,574)	(2,700)	1,126
Net income (loss)	$(14,349)	$4,212	$(18,561)	$(26,422)	$6,928	$(33,350)

Net income (loss) per share:
Basic	$(0.23)	$0.07		$(0.42)	$0.11
Diluted	(0.23)	0.07		(0.42)	0.11

Weighted average number of common shares outstanding:
Basic	62,084	62,651		62,357	62,760
Diluted	62,084	63,060		62,357	63,135

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three and nine months ended September 30, 2024 and 2023 is summarized below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$58,164	$58,169	$(5)	$171,053	$152,241	$18,812
Services	32,754	30,391	2,363	89,011	79,867	9,144
	90,918	88,560	2,358	260,064	232,108	27,956
Military and other products	11,316	7,510	3,806	30,583	23,114	7,469
	102,234	96,070	6,164	290,647	255,222	35,425
Completion and Production Services	40,099	59,831	(19,732)	133,812	191,425	(57,613)
Downhole Technologies	32,015	38,388	(6,373)	103,534	127,370	(23,836)
	$174,348	$194,289	$(19,941)	$527,993	$574,017	$(46,024)

Operating income (loss):
Offshore Manufactured Products(1)	$19,310	$15,586	$3,724	$44,270	$32,122	$12,148
Completion and Production Services(2)	(18,267)	3,285	(21,552)	(19,221)	14,983	(34,204)
Downhole Technologies(3)	(3,653)	(1,900)	(1,753)	(16,873)	(148)	(16,725)
Corporate	(8,431)	(10,781)	2,350	(28,349)	(31,623)	3,274
	$(11,041)	$6,190	$(17,231)	$(20,173)	$15,334	$(35,507)
_______________
(1)During the three and nine months ended September 30, 2024, the Offshore Manufactured Products segment recognized facility consolidation and other charges of $0.4 million and $3.4 million, respectively, associated primarily with the consolidation and relocation of a manufacturing and service location. During the three and nine months ended September 30, 2023, the segment recognized facility consolidation charges of $1.6 million associated primarily with the consolidation and relocation of certain manufacturing and service locations.
(2)During the three and nine months ended September 30, 2024, the Completion and Production Services segment recognized charges of $17.2 million and $21.1 million, respectively, associated primarily with the exit of its flowback and well testing service offering, the consolidation and exit of certain underperforming service locations, and the defense of certain patents.
(3)During the both three and nine months ended September 30, 2024, the Downhole Technologies segment recognized charges of $0.6 million associated primarily with the exit of an underperforming location. Additionally during the nine months ended September 30, 2024, the segment recognized a $10.0 million non-cash impairment charge related to goodwill reassigned to the business in connection with the segment realignment discussed above.
For further discussion of charges and credits recognized during the three and nine months ended September 30, 2024 and 2023, see Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
We reported a net loss for the three months ended September 30, 2024 of $14.3 million, or $0.23 per share. The reported third quarter net loss included charges of $18.2 million ($17.0 million after tax, or $0.27 per share) associated with the restructuring of certain of its U.S. land-based operations, facility consolidations and closures, patent defense and personnel reductions. These results compare to net income for the three months ended September 30, 2023 of $4.2 million, or $0.07 per share, which included facility consolidation and other charges of $1.6 million ($1.3 million after-tax, or $0.02 per share).
Our third quarter 2024 results of operations reflect the impact of operators continued investments in offshore and international project activity and associated backlog conversion, partially offset by a decline in land-based investments by our U.S. customers, competitive market conditions and management’s decision to exit certain underperforming locations and service offerings in the United States. Management expects to continue to implement measures to reduce costs in areas experiencing lower activity levels.
Revenues. Consolidated total revenues in the third quarter of 2024 decreased $19.9 million, or 10%, from the third quarter of 2023.
Consolidated product revenues in the third quarter of 2024 decreased $1.8 million, or 2%, from the third quarter of 2023, driven primarily by lower U.S. short-cycle completion product sales volumes. Consolidated service revenues in the third quarter of 2024 decreased $18.1 million, or 20%, from the third quarter of 2023. This decrease was concentrated in the United States – driven by lower land-based customer investments (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming locations during the first half of 2024, partially offset by higher offshore and international service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended September 30	2024	2023	2024	2023	2024	2023	2024	2023
Project-driven:
Products	$58,164	$58,169	$—	$—	$—	$—	$58,164	$58,169
Services	32,754	30,391	—	—	—	—	32,754	30,391
Total project-driven	90,918	88,560	—	—	—	—	90,918	88,560
Military and other products	11,316	7,510	—	—	—	—	11,316	7,510
Short-cycle products and services	—	—	40,099	59,831	32,015	38,388	72,114	98,219
	$102,234	$96,070	$40,099	$59,831	$32,015	$38,388	$174,348	$194,289
By destination:
Offshore and international	$94,189	$87,857	$10,639	$10,729	$9,028	$6,164	$113,856	$104,750
U.S. land	8,045	8,213	29,460	49,102	22,987	32,224	60,492	89,539
	$102,234	$96,070	$40,099	$59,831	$32,015	$38,388	$174,348	$194,289
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) in the third quarter of 2024 decreased $13.8 million, or 9%, compared to the level reported in the third quarter of 2023.
Consolidated product costs in the third quarter of 2024 decreased $1.0 million, or 1%, from the third quarter of 2023 driven primarily by the decline in U.S. land-based products sales volumes. Consolidated service costs in the third quarter of 2024 decreased $12.8 million, or 18%, from the third quarter of 2023, with the impact of lower U.S. land-based activity levels and implemented cost control measures partially offset by facility exit and severance costs incurred in third quarter of 2024.
Selling, General and Administrative Expense. Selling, general and administrative expense was $22.8 million in the third quarter of 2024, which included $1.3 million of costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs decreased $2.8 million, or 12%, from the third quarter of 2023, due primarily to lower short- and long-term incentive expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.8 million, or 12%, in the third quarter of 2024 compared to the prior-year quarter. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.

Impairments of Intangible Assets. In the third quarter of 2024, as a result of our decision to exit an underperforming service offering, our Completion and Production Services segment recognized non-cash impairment charges of $10.8 million to reduce the carrying amount of its long-lived intangible assets to estimated fair value. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Impairments of Operating Lease Assets. In the third quarter of 2024, management made strategic decisions to exit five leased service locations within our Completion and Production Services segment and one within our Downhole Technologies segment. As a result of these decisions, our Completion and Production Services and Downhole Technologies segments recognized non-cash impairment charges totaling $2.6 million to reduce the carrying amount of the related operating lease assets. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Operating Income. Our consolidated operating loss was $11.0 million in the third quarter of 2024, which included $13.4 million in non-cash intangible and operating lease asset impairment charges and charges totaling $4.8 million associated with facility consolidations and exits, patent defense and other management actions. This compares to third quarter 2023 consolidated operating income of $6.2 million, which included facility consolidation and other charges of $1.6 million. Excluding these charges, operating results declined $0.7 million year-over-year, driven by the substantial decline in activity levels in the United States.
Interest Expense, Net. Net interest expense totaled $1.8 million in the third quarter of 2024, which compares to $1.9 million in the same period of 2023. Interest expense as a percentage of total debt outstanding was approximately 7% in the third quarter of 2024, compared to 7% in the third quarter of 2023.
Income Tax. Income tax provision for the three months ended September 30, 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the three months ended September 30, 2024, our income tax provision was $2.2 million on a pre-tax loss of $12.1 million, which included unfavorable changes in valuation allowances recorded against deferred tax assets and certain non-deductible expenses. This compares to an income tax provision of $0.2 million on a pre-tax income of $4.4 million for the three months ended September 30, 2023, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets.
Other Comprehensive Income (Loss). Reported comprehensive loss is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $9.6 million in the third quarter of 2024 compared to comprehensive loss of $5.7 million in the third quarter of 2023 due to fluctuations in currency exchange rates compared to the U.S. dollar which are used to translate certain of the international operations of our operating segments. For the three months ended September 30, 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the third quarter of 2024, the exchange rate for the British pound and the Brazilian real strengthened compared to the U.S. dollar. In the third quarter of 2023, the exchange rates for the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $6.2 million, or 6%, in the third quarter of 2024 compared to the third quarter of 2023 due to increased demand for military products and international and offshore project-driven products and services.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $19.3 million in the third quarter of 2024, which included $0.4 million in facility consolidation and other charges. This compares to operating income in the third quarter of 2023 of $15.6 million, which included $1.6 million in facility consolidation and other charges. Excluding these charges, operating income increased $2.4 million year-over-year.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $313 million as of September 30, 2024, with third quarter 2024 bookings of $112 million and a quarterly book-to-bill ratio of 1.1x.

Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $19.7 million, or 33%, in the third quarter of 2024 compared to the prior-year period, driven primarily by lower U.S. land-based customer activity levels (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming service locations during the first half of 2024.
Operating Income (Loss). Our Completion and Production Services segment reported an operating loss of $18.3 million in the third quarter of 2024, which included charges totaling $17.2 million associated with the exit of a service offering, facility consolidations and exits, the defense of patents and other management actions. This compares to operating income of $3.3 million in the third quarter of 2023. Excluding the 2024 charges discussed above, the Completion and Production Services segment’s operating income declined $4.3 million from the prior-year period, with the impact of the decrease in U.S. land-based revenues partially offset by implemented cost control measures.
The segment’s U.S. land-based service offerings and facilities exited during the third quarter of 2024 collectively generated revenues of $9.3 million and operating losses of $17.1 million in the current quarter, which included intangible and operating lease asset impairment, facility closure and other charges totaling $15.1 million as well as depreciation and amortization expense of $1.3 million.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $6.4 million, or 17%, in the third quarter of 2024 from the prior-year period, driven primarily by lower U.S. customer activity levels and competitive market conditions.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $3.7 million in the third quarter of 2024, which included charges totaling $1.2 million associated with the exit of a facility, personnel reductions and a customer bankruptcy. This compares to an operating loss of $1.9 million in the third quarter of 2023. Excluding the 2024 charges discussed above, the Downhole Technologies segment’s operating loss increased $0.6 million year-over-year due primarily to the reported decrease in revenues and lower manufacturing volumes.
Corporate
Operating Loss. Corporate expenses decreased $2.4 million, or 22%, in the third quarter of 2024 from the prior-year period due primarily to lower short- and long-term incentive expenses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
We reported a net loss for the nine months ended September 30, 2024 of $26.4 million, or $0.42 per share. The reported first nine months net loss included net charges and credits of $34.6 million ($31.6 million after tax, or $0.51 per share) associated with the restructuring of certain of its U.S. land-based operations, facility consolidations and closures, patent defense, personnel reductions and debt extinguishment. These results compare to net income for the nine months ended September 30, 2023 of $6.9 million, or $0.11 per share, which included facility consolidation and other charges of $1.6 million ($1.3 million after-tax, or $0.02 per share).
Our results of operations for the first nine months of 2024 reflect the impact of operators continued investment in offshore and international project activity and associated backlog conversion, partially offset by a decline in land-based investments by our U.S. customers, competitive market conditions and management’s decision to exit certain underperforming locations and service offerings in the United States. Management expects to continue to implement measures to reduce costs in areas experiencing lower activity levels.
Revenues. Consolidated total revenues in the first nine months of 2024 decreased $46.0 million, or 8%, from the first nine months of 2023.
Consolidated product revenues in the first nine months of 2024 increased $8.6 million, or 3%, from the first nine months of 2023, with the impact of higher customer demand for project-driven production facility products and military products partially offset by a decline in U.S. customer demand for completion and perforating products. Consolidated service revenues in the first nine months of 2024 decreased $54.6 million, or 20%, from the first nine months of 2023. This decrease was concentrated in the United States – driven by lower land-based customer investments (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming locations during the first half of 2024, partially offset by higher offshore and international service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the nine months ended September 30, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Nine Months Ended September 30	2024	2023	2024	2023	2024	2023	2024	2023
Project-driven:
Products	$171,053	$152,241	$—	$—	$—	$—	$171,053	$152,241
Services	89,011	79,867	—	—	—	—	89,011	79,867
Total project-driven	260,064	232,108	—	—	—	—	260,064	232,108
Military and other products	30,583	23,114	—	—	—	—	30,583	23,114
Short-cycle products and services	—	—	133,812	191,425	103,534	127,370	237,346	318,795
	$290,647	$255,222	$133,812	$191,425	$103,534	$127,370	$527,993	$574,017
By destination:
Offshore and international	$268,363	$228,564	$35,703	$37,453	$28,595	$24,212	$332,661	$290,229
U.S. land	22,284	26,658	98,109	153,972	74,939	103,158	195,332	283,788
	$290,647	$255,222	$133,812	$191,425	$103,534	$127,370	$527,993	$574,017
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $32.6 million, or 7%, in the first nine months of 2024 compared to the first nine months of 2023.
Consolidated product costs in the first nine months of 2024 increased $5.3 million, or 2%, compared to the first nine months of 2023 due primarily to the reported product revenue increase. Consolidated service costs in the first nine months of 2024 decreased $37.9 million, or 18%, compared to the first nine months of 2023, with the impact of lower U.S. activity levels and implemented cost control measures partially offset by facility exit and severance costs incurred in 2024.
Selling, General and Administrative Expense. Selling, general and administrative expense was $71.6 million in the first nine months of 2024, which included $2.7 million of costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs decreased $2.8 million, or 4%, from the level reported in the first nine months of 2023, due primarily to lower short- and long-term incentive expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.7 million, or 8%, in the first nine months of 2024 compared to the prior-year period. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements presents depreciation and amortization expense by segment.
Impairment of Goodwill. During the first quarter of 2024, our Downhole Technologies operations recognized a non-cash impairment charge of $10.0 million related to goodwill transferred to the business in connection with segment realignment discussed above. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Impairments of Intangible Assets. In the first nine months of 2024, as a result of our decision to exit an underperforming service offering, our Completion and Production Services business recognized non-cash impairment charges of $10.8 million to reduce the carrying amount of its long-lived intangible assets to estimated fair value. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Impairments of Operating Lease Assets. In the first nine months of 2024, management made strategic decisions to exit five leased service locations within our Completion and Production Services segment and one within our Downhole Technologies segment. As a result of these decisions, our Completion and Production Services and Downhole Technologies segments recognized non-cash impairment charges totaling $2.6 million to reduce the carrying amount of the related operating lease assets. See Note 2, “Asset Impairments and Other Charges and Credits,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.
Operating Income (Loss). Our consolidated operating loss was $20.2 million in the first nine months of 2024, which included $23.4 million in non-cash goodwill, intangible and operating lease asset impairment charges and other charges totaling $11.8 million associated with facility consolidations and exits, patent defense and other management actions. This compares to consolidated operating income of $15.3 million in the first nine months of 2023, which included facility consolidation and other charges of $1.6 million. Excluding these charges, operating results declined $2.0 million year-over-year, driven by the substantial decline in activity levels in the United States.
Interest Expense, Net. Net interest expense totaled $6.0 million in the first nine months of 2024, which compares to $6.4 million in the first nine months of 2023. Interest expense as a percentage of total debt outstanding was approximately 7% in the first nine months of 2024, compared to 7% in the first nine months of 2023.
Income Tax. Income tax provision for the first nine months of 2024 and 2023 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first nine months of 2024, our income tax provision was $1.6 million on a pre-tax loss of $24.8 million, which included a $10.0 million goodwill impairment charge, other non-deductible expenses and unfavorable changes in valuation allowances recorded against deferred tax assets. This compares to an income tax provision of $2.7 million on pre-tax income of $9.6 million for the first nine months of 2023, which included certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets.
Other Comprehensive Income. Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income. Other comprehensive income was $3.4 million in the first nine months of 2024 compared to comprehensive income of $1.7 million in the first nine months of 2023 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first nine months of 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income were primarily attributable to the United Kingdom and Brazil. During the first nine months of 2024, the exchange rates for the British pound strengthened compared to the U.S. dollar while the Brazilian real weakened compared to the U.S. dollar. This compares to the first nine months of 2023, when the exchange rates for the British pound and the Brazilian real strengthened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $35.4 million, or 14%, in the first nine months of 2024 compared to the first nine months of 2023 due primarily to increased demand for international and offshore-project driven products and services.

Operating Income. Our Offshore Manufactured Products segment reported operating income of $44.3 million in the first nine months of 2024, which included $3.4 million in facility consolidation and other charges. This compares to operating income of $32.1 million in the first nine months of 2023, which included $1.6 million in facility consolidation and other charges. Excluding these charges, operating income increased $13.9 million year-over-year.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $313 million as of September 30, 2024 compared to $327 million as of December 31, 2023. Bookings during the first nine months of 2024 totaled $279 million, yielding a year-to-date book-to-bill ratio of 1.0x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $57.6 million, or 30%, in the first nine months of 2024 compared to the first nine months of 2023, driven primarily by lower U.S. customer activity levels (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming service locations during the first half of 2024.
Operating Income (Loss). Our Completion and Production Services segment reported an operating loss of $19.2 million in the first nine months of 2024, which included charges totaling $21.1 million associated with the exit of a service offering, facility consolidations and exits, the defense of patents and other management actions. This compares to operating income of $15.0 million in the first nine months of 2023. Excluding the 2024 charges discussed above, the Completion and Production Services segment’s operating income declined $13.1 million from the prior-year period, with the impact of a decrease in U.S. land-based revenues partially offset by implemented cost control measures.
The segment’s U.S. land-based service offerings and facilities exited during the first nine months of 2024 collectively generated revenues of $35.8 million and operating losses of $24.0 million in 2024, which included intangible and operating lease asset impairment, facility closure and other charges totaling $17.4 million as well as depreciation and amortization expense of $4.2 million.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $23.8 million, or 19%, in the first nine months of 2024 from the first nine months of 2023 due primarily to lower U.S. customer demand for perforating and completion products during the first quarter of 2024.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $16.9 million in the first nine months of 2024, which included the $10.0 million non-cash goodwill impairment charge related to the first quarter of 2024 segment realignment and $1.2 million in charges related to the exit of a facility, personnel reductions and a customer bankruptcy. This compares to an operating loss of $0.1 million reported in the first nine months of 2023. Excluding the 2024 charges discussed above, the Downhole Technologies segment’s operating loss increased $5.6 million from the prior-year period, due primarily to the reported decrease in revenue and lower manufacturing volumes.
Corporate
Operating Loss. Corporate expenses in the first nine months of 2024 decreased $3.3 million, or 10%, from the first nine months of 2023, due primarily to lower short- and long-term incentive expenses.

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
Operating Activities
Cash flows from operations totaled $27.7 million during the first nine months of 2024, compared to $52.4 million generated by operations during the first nine months of 2023.
During the first nine months of 2024, $13.2 million was used to fund net working capital increases, primarily due to an activity-driven increase in inventories, the payment of accrued 2023 short- and long-term cash incentives in the first quarter of 2024 and a decrease in accounts payable, partially offset by the favorable impact of a decrease in accounts receivable. During the first nine months of 2023, $3.2 million was used to fund net working capital increases, with an activity-driven increase in inventories and the payment of accrued 2022 short-and long-term cash incentives in the first quarter of 2023 substantially offset by the favorable impact of a decrease in accounts receivable and an increase in deferred revenues.
Investing Activities
Net cash used in investing activities during the first nine months of 2024 totaled $8.3 million, compared to $19.1 million used in investing activities during the first nine months of 2023.
Capital expenditures totaled $23.3 million and $23.4 million during the first nine months of 2024 and 2023, respectively. These investments were offset by proceeds from the sale of property and equipment of $15.4 million and $4.4 million during the first nine months of 2024 and 2023, respectively.
Within our Offshore Manufactured Products segment, we completed the consolidation of certain facilities in Houston, Texas during 2023 and have strategically relocated our Asian manufacturing and service operations from Singapore to Batam, Indonesia. With these consolidations, a facility classified as held for sale within prepaid expenses and other current assets as of December 31, 2023 was sold during the second quarter of 2024 for net proceeds of $10.3 million.
Including investments associated with the construction of a new facility in Batam, we expect to invest approximately $30 million in capital expenditures during 2024. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first nine months of 2024, net cash of $20.2 million was used in financing activities, which included the purchase of $11.5 million principal amount of our outstanding 2026 Notes for $10.8 million in cash and the repurchase of $5.1 million of the Company’s common stock. This compares to $22.7 million of cash used in financing activities during the first nine months of 2023, which included the repayment of the $17.3 million principal amount outstanding under our 2023 Notes and the repurchase of $3.0 million of our common stock.
As of September 30, 2024, we had cash and cash equivalents totaling $46.0 million, which compared to $47.1 million as of December 31, 2023.
As of September 30, 2024, we had no borrowings outstanding under our ABL Facility, $123.5 million principal amount of our 2026 Notes (as defined below) outstanding and other debt of $3.0 million. Our reported interest expense included amortization of deferred financing costs of $1.2 million during the first nine months of 2024. For the first nine months of 2024, our contractual cash interest expense was $5.5 million, or approximately 6% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. For companies like ours that support the energy industry, disruptions affecting the availability of capital have in the past and may in the future negatively impact the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could negatively affect our liquidity.
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
Stock Repurchase Program. On February 16, 2023, our Board of Directors authorized $25.0 million for repurchases of our common stock, par value $0.01 per share, through February 2025. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate. During the nine months ended September 30, 2024, $5.5 million in repurchases of common stock were made under the program. The amount remaining under our share repurchase authorization as of September 30, 2024 was $12.6 million. On October 24, 2024, our Board of Directors terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026.
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
As of September 30, 2024, we had $15.1 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of September 30, 2024 was $76.4 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of September 30, 2024, we have purchased a cumulative $11.5 million principal amount of the 2026 Notes for $10.8 million in cash, with $123.5 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of September 30, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 2023 Notes matured and the outstanding $17.3 million in principal amount was repaid in full.
Our total debt represented 15% and 16% of our combined total debt and stockholders’ equity as of September 30, 2024 and December 31, 2023, respectively.

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
Off-Balance Sheet Arrangements. As of September 30, 2024, we had no off-balance sheet arrangements.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2024, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first nine months of 2024, our reported foreign currency exchange losses were $0.4 million and are included in “other operating (income) expense, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $3.4 million from $70.0 million as of December 31, 2023 to $66.6 million as of September 30, 2024, due to changes in currency exchange rates. During the nine months ended September 30, 2024, the exchange rates for the British pound strengthened by 5% compared to the U.S. dollar while the Brazilian real weakened by 11% compared to the U.S. dollar.

ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2024	—	$—	—	$15,758,710
August 1 through August 31, 2024	165,527	5.19	163,719	14,908,845
September 1 through September 30, 2024	482,773	4.75	482,773	12,614,699
Total	648,300	$4.86	646,492
________________
(1)During the three-month period ended September 30, 2024, we acquired 1,808 shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of stock awards. These shares were not part of a publicly announced program to purchase common stock.
(2)In February 2023, our Board of Directors authorized $25.0 million for the repurchases of our common stock, par value $0.01 per share, through February 2025. As of September 30, 2024, $12.4 million of share repurchases have been made under this authorization. On October 24, 2024, our Board of Directors terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2024, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

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

OIL STATES INTERNATIONAL, INC.

Date:	October 30, 2024	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)