Form 10-K
period 2024-12-31
OIL STATES INTERNATIONAL, INC
filed 2025-02-21
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $264,494,626.

As of February 14, 2025, the number of shares of common stock outstanding was 61,760,608.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•the impact of disruptions in the bank and capital markets;
•the financial health of our customers;
•the impact of environmental matters, including executive actions and regulatory or legislative efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally, such as the Biden Administration’s pause on pending decisions on certain new exports of liquefied natural gas (“LNG”) and whether the Trump Administration will reverse such pause;
•proposed new rules by the Securities and Exchange Commission (the “SEC”) relating to the disclosure of a range of climate-related information and risks, if enacted;
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
•general global economic conditions;
•global weather conditions and natural disasters, including hurricanes in the Gulf of America (formerly named the Gulf of Mexico);
•changes in tax laws and regulations as well as volatility in the political, legal and regulatory environments in connection with the recent U.S. presidential election;
•supply chain disruptions, including as a result of labor unrest;
•the impact of changes in tariffs and duties on imported materials and exported finished goods;

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
Item 1. Business
Our Company
Oil States International, Inc., through its subsidiaries, is a global provider of manufactured products and services to customers in the energy, industrial and military sectors. The Company’s manufactured products include highly engineered capital equipment and consumable products. Oil States is headquartered in Houston, Texas with manufacturing and service facilities strategically located across the globe. Our customers include many national oil and natural gas companies, major and independent oil and natural gas companies, offshore drilling companies and other oilfield service, defense and industrial companies. We operate through three business segments – Offshore Manufactured Products, Completion and Production Services (previously referred to as Well Site Services) and Downhole Technologies – and maintain a leadership position with certain of our product and service offerings in each segment. In this Annual Report on Form 10‑K, references to the “Company” or “Oil States,” or to “we,” “us,” “our,” and similar terms are to Oil States International, Inc. and its consolidated subsidiaries.
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
Our Business Strategy
We have historically grown our product and service offerings organically, through capital spending, and strategic acquisitions. Our investments are focused in areas where we expect to be able to expand market share through our new and existing technology offerings and where we believe we can achieve an attractive return on our investment. Given the highly cyclical nature of select U.S. service lines, we implemented strategic restructuring actions in our U.S. land-based businesses during 2024 to reduce costs and improve future operating margins. As part of our long-term strategy, we continue to: review opportunities for offshore and international business expansion; strategically optimize our U.S. land-based operations; market new technology offerings; invest in research and development; and fund organic capital expenditures to enhance our cash flows, leverage our cost structure and increase our stockholders’ returns. For additional discussion of our business strategy, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Recent Developments
Increased capital investments by our offshore and international customers in 2024 was offset by a decline in U.S. land-based investments by our customers, competitive market conditions and management’s decision to exit certain underperforming locations and service offerings in the United States, as shown below (in thousands).

	Year ended December 31,
	2024	2023	Change
Revenues	$692,588	$782,283	$(89,695)
Operating income (loss)(1)	(1,689)	23,164	(24,853)
Net income (loss)(1)	(11,258)	12,891	(24,149)
Cash flow from operations	45,894	56,575	(10,681)
____________________
(1)Operating loss in 2024 included $24.6 million in non-cash goodwill, intangible asset and operating lease asset impairment charges, as well as other charges totaling $13.7 million associated with facility consolidations and exits, patent defense and other management actions. These charges were partially offset by a net gain of $15.3 million associated with the sale of a previously idled facility. Excluding these items, operating income would have been $21.3 million and net income would have been $11.2 million.
In 2023, we began implementing initiatives, which continued throughout 2024, to reduce costs. Management actions in 2024 included: the consolidation, relocation and exit of certain underperforming locations; the exit of certain service offerings; reductions in our U.S. work force as well as the realignment of operations discussed below. We also incurred legal and other related costs to enforce certain patents related to our proprietary technologies. As a result of these actions, our reported pre-tax results for 2024 included $24.6 million in non-cash goodwill, intangible asset and operating lease asset impairment charges as well as $13.7 million of facility consolidation and exit costs, patent defense and other charges.
Certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into the Downhole Technologies segment in early 2024 to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical financial data, supplemental disaggregated revenue and backlog information as of and for the years ended December 31, 2023 and 2022 (presented herein) were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, our Well Site Services segment name was changed to the Completion and Production Services segment.
In February 2024, we amended our senior secured credit facility, which provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”), to extend its maturity date to February 16, 2028.
During 2024, we sold two manufacturing and service facilities that were classified as held for sale assets, generating net proceeds of $35.1 million, we purchased $14.2 million of our common stock, and we purchased $11.5 million principal amount of our 4.75% convertible senior notes (the “2026 Notes”) for $10.8 million.
In October 2024, our Board of Directors also terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026.

Our Industry
We provide a broad range of products and services to our customers through each of our business segments. See Note 14, “Segments and Related Information,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for financial information by segment along with a geographical breakout of revenues and long-lived assets for each of the three years in the period ended December 31, 2024. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and natural gas industry, particularly upon the willingness of our customers to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production as well as regulatory and market pressures related to Environmental, Social and Governance (“ESG”) considerations. As a result, demand for our products and services is largely sensitive to expectations regarding future crude oil and natural gas prices.
Our historical financial results reflect the cyclical nature of the oilfield services industry – witnessed by periods of increasing and decreasing activity in each of our operating segments. The level of capital spending in recent years by oil and gas companies for exploration and production activities has improved from the lows observed during 2020 and 2021, which resulted from the economic downturn associated with the global response to the COVID-19 pandemic. As discussed previously, we saw continued growth and recovery in offshore and international project activity in 2024, offset by a decline in U.S. activity due to well completion efficiencies leading to higher production and a decline in commodity prices from 2023 levels. For additional information about activities in each of our segments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Demand for the products and services supplied by our Offshore Manufactured Products segment is primarily driven by the longer-term outlook for commodity prices. In this regard, exploration and production companies generally evaluate their capital expenditure commitments for offshore (particularly deepwater) and international projects based on the longer-term outlook for commodity prices since they are expensive to drill and complete and have long lead times to first production. Bidding and quoting activity, along with customer orders, for offshore and international projects remained strong in 2024, following improvements in recent years in the longer-term outlook for the sustainability of crude oil and natural gas demand. With these market improvements, we grew our backlog and related project-driven revenues in 2024.
Demand for our Completion and Production Services segment is primarily affected by well completion activity in the United States, including the Gulf of America, and, to a lesser extent, the rest of the world. U.S. well completion activity and, in turn, our Completion and Production Services segment results, are sensitive to near-term fluctuations in WTI crude oil and natural gas prices, given the shorter lead times for investment and the call-out nature of our operations in the segment.
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
Offshore Manufactured Products
Overview
For the years ended December 31, 2024, 2023 and 2022, our Offshore Manufactured Products segment generated 44% to 57% of our consolidated revenue. Through this segment, we provide technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities, military and other energy applications, as well as certain products and services to offshore drilling and completion markets. Products and services used primarily in deepwater producing regions include our FlexJoint® technology, advanced connector systems, high-pressure riser systems, managed pressure drilling systems, compact valves, deepwater mooring systems, cranes, subsea pipeline products, offshore installation services and inspection and repair services. In addition, we recently introduced other products and services used by non-oil and gas customers, including subsea mineral gathering systems, offshore wind applications, geothermal products and services, valves and sound and vibration dampening products used in military applications. We have facilities globally that support our Offshore Manufactured Products segment.
Market
The market for products and services offered by our Offshore Manufactured Products segment centers primarily on the development of infrastructure for offshore production facilities and their subsequent operations, exploration and drilling activities, and to a lesser extent, on-vessel construction, refurbishments or upgrades. Demand for oil and natural gas, and the related drilling and production in offshore areas throughout the world, particularly in deeper water, drive spending for these activities.
Products and Services
In operation for over 80 years, our Offshore Manufactured Products segment provides a broad range of products and services for use in offshore development and drilling activities. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Our Offshore Manufactured Products segment is dependent in part on the industry’s continuing innovation and creative applications of existing technologies. We invest in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities. We own various patents covering some of our technology, particularly in our connector and valve product lines.
Backlog
Offshore Manufactured Products’ backlog consists of firm customer purchase orders for which contractual commitments exist and delivery is scheduled. Backlog in our Offshore Manufactured Products segment was $311 million as of December 31, 2024, compared to $327 million as of December 31, 2023 and $300 million as of December 31, 2022. We expect approximately 70% of our backlog as of December 31, 2024 to be recognized as revenue during 2025. In some instances, these purchase orders are cancellable by the customer, subject to the payment of termination fees and/or the reimbursement of our costs incurred. While backlog cancellations have historically been insignificant, material cancellations may occur in the future. We believe backlog is an important indicator of future Offshore Manufactured Products’ shipments and major project revenues; however backlog as of any particular date may not be indicative of our actual operating results for any future period. The offshore construction and development business is characterized by lengthy projects and a “long lead-time” order cycle. The change in backlog levels from one period to the next does not necessarily evidence a long-term trend.
Regions of Operations
Our Offshore Manufactured Products segment provides products and services to customers in the major offshore crude oil and natural gas producing regions of the world, including the Gulf of America, Brazil, West Africa, the North Sea, Azerbaijan, India, Southeast Asia, China, the United Arab Emirates and Australia. In addition, we provide a variety of products for use in applications outside the traditional energy industry in the United States and abroad.
Customers and Competitors
We market our products and services to a broad customer base, including end-users, engineering and design companies, prime contractors, and at times, our competitors through outsourcing arrangements. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Our main competitors in this segment include Baker Hughes Company, Hutchinson Group (a subsidiary of Total S.A.), NOV Inc., OneSubsea (a joint venture between SLB, Aker Solutions and Subsea 7), Sparrows Offshore Group Limited and TenarisHydril (a division of Tenaris S.A.).
Completion and Production Services
Overview
For the years ended December 31, 2024, 2023 and 2022, our Completion and Production Services segment generated 24% to 31% of our consolidated revenue. Our Completion and Production Services segment includes equipment and services that are used to establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, our operations primarily include completion-focused equipment and services, which are used in both onshore and offshore applications throughout the completion and production phases of a well’s life cycle. Prior to the sale of our remaining drilling rigs in August 2024, our operations included land drilling services in the United States.
Market, Services, Customers and Competitors
Demand for our completion and production services is predominantly tied to the level of oil and natural gas exploration and production activity on land in the United States. The primary driver for this activity is the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

Our Completion and Production Services business, which is primarily marketed through the brand names Oil States Energy Services and Tempress, currently provides services used in the onshore and offshore oil and gas industry, including pressure control equipment, and downhole and extended-reach technologies.
As of December 31, 2024, we provided completion and production services through 17 locations serving our customers in the United States, including the Gulf of America, and international markets. Employees in our Completion and Production Services segment typically rig up and operate our equipment on the well site for our customers. Our equipment is primarily used during the completion and production stages of a well. We provide our services and equipment based on daily rates which vary depending on the type of equipment, the complexity of activities and the length of the job. We own patents or have patents pending covering some of our technology, particularly in our wellhead frac stack equipment and downhole extended-reach technology product lines. Our customers in this segment include major, independent and private oil and gas companies and other large oilfield service companies. No customer in this segment represented more than 10% of our total consolidated revenue in any period presented. Competition in the Completion and Production Services segment is widespread and includes many smaller companies, although we also compete with the larger oilfield service companies for certain equipment and services.
Downhole Technologies
Overview
For the years ended December 31, 2024, 2023 and 2022, our Downhole Technologies segment contributed 19% to 25% of our consolidated revenue. This segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies.
Market
Similar to our Completion and Production Services segment, demand for our Downhole Technologies segment products is predominantly tied to land-based oil and natural gas exploration and production activity levels in the United States and well decommissioning activity internationally. The primary drivers for this activity are the price of crude oil and, to a lesser extent, natural gas. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices. Demand for this segment’s products is also influenced by continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.
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
Seasonality of Operations
Our operations are directly impacted by customer budgets and seasonal weather conditions in certain areas in which we operate, most notably in the Rocky Mountain and Northeast regions of the United States, where severe winter weather conditions can restrict access to work areas. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of America and along the Gulf Coast. As a result, full-year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Human Capital
Employees
As of December 31, 2024, we had a total of 2,439 full-time employees – with 60% in our Offshore Manufactured Products segment, 18% in our Completion and Production Services segment, 19% in our Downhole Technologies segment and 3% in our corporate headquarters. We were party to collective bargaining agreements covering approximately 350 employees located outside the United States as of December 31, 2024. We believe we have good labor relations with our employees.
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
Our Global Workforce
We recognize that our employees are critical to our long-term success. Our operations are global and demand a multifaceted workforce, which we believe provides us with a competitive advantage and allows us to better understand and communicate with a wide population of constituents. Our strong focus on innovation necessitates an equally strong focus on technical skills and training programs, which we believe creates high performing teams that can arrive at better solutions to problems. We strive to cultivate a culture and work environment that enables us to attract, train, promote and retain a group of skilled individuals with diverse experience, backgrounds and perspectives who collectively enable us to safely provide quality, innovative solutions to our customers while remaining considerate of the environment and of our communities.
Hiring, Training and Development of our Workforce
Our employee hiring, training, career development and retention practices are key to our success. We are committed to the principles of equal employment opportunity and prohibit all forms of unlawful discrimination in accordance with applicable law. We strive to cultivate a workplace where all employees feel valued and have a sense of belonging. We recruit and train our workforce while providing competitive wages and benefits. Our industry is cyclical, leading to varying headcount needs during industry cycles. We prioritize recalling our experienced employees for manufacturing and field positions to the extent possible.
We invest in ongoing training and development of our employees through technical and non-technical courses and programs, which are regularly refreshed and designed to meet the requirements of an evolving business landscape. Employee training and development includes course work as well as on the job mentoring – emphasizing, among others matters, safety, ethical behavior, compliance with our internal policies and laws and regulations, protection of the environment, cyber and other security threats, and skills and competencies necessary for a specific position. In addition to internal training and development, we also value the benefits of continuing formal education and maintain an educational assistance program that reimburses eligible expenses from accredited institutions.

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
•Lease development. The Biden Administration has at times called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The Inflation Reduction Act (“IRA 2022”) contains provisions requiring particular offshore oil and gas lease sales under the 2017 – 2022 leasing program to proceed and the DOI has announced plans for those sales. In 2023, the DOI published a final offshore leasing program for 2024-2029. Although leasing has resumed, the areas offered for leasing in the 2024-2029 program are the smallest since federal offshore leasing for oil and gas development began. Future actions taken by the federal government to limit the availability of new oil and gas leases would adversely impact the oil and gas industry and impact demand for our products and services. Separately, in April 2024, the federal Bureau of Land Management (“BLM”) finalized a rule that would limit flaring from well sites on federal lands, increase the costs associated with federal oil and gas leasing and require operators to submit a methane waste minimization plan or a self-certification statement committing the operator to capturing 100% of the gas produced from a well and pay royalties on lost gas as part of the permit application process. This rule is currently subject to litigation, its implementation has been halted in North Dakota, Texas, Utah, Montana, and Wyoming, and it is uncertain what actions the Trump Administration may take with respect to this rule, if any. Additionally, the BLM finalized a rule to update the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements according to provisions in the IRA 2022.
•Induced seismicity. In recent years, wells in the United States used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In response to these concerns, regulators in some of the states in which our oil and gas exploration and production customers operate have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Oklahoma and Texas have issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. States such as Oklahoma and Texas have also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. In this regard, the Texas Railroad Commission has pursued several regulatory initiatives in recent years as a result of recent seismic activity in areas of the Midland Basin, including voluntary reductions in produced water disposals through injection wells, suspending injection operations of certain deep disposal wells, and suspending all disposal well permits to inject oil and gas waste in certain areas. The Oklahoma Corporation Commission has similarly suspended certain deep disposal well operations in the recent past following earthquakes of certain magnitudes in Oklahoma. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In countries outside of the United States where we or our customers conduct operations, there may exist similar governmental restrictions or controls over well disposal activities in an effort to limit the occurrence of induced seismicity.
•Offshore marine safety. Regulatory agencies such as the federal Bureau of Safety and Environmental Enforcement and Bureau of Ocean Energy Management may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations to our oil and gas exploration and production customers with respect to their offshore operations or significantly increase financial assurances of operators for decommissioning of offshore facilities on the Outer Continental Shelf. Our customers’ compliance with such new, more stringent legal requirements may result in increased costs for our customers and could adversely affect, delay or curtail new or ongoing drilling and development efforts by our customers. Outside of the United States, there are countries and provincial, regional, tribal or local jurisdictions therein where our customers are conducting business that also have, or may be developing, regulatory initiatives or analogous controls that regulate the permitting and regulatory safety and performance aspects of those customers’ development and production activities, which could significantly restrict, delay or cancel the leasing, permitting, development or expansion of an offshore energy project or substantially increase the cost of doing business offshore.
•Ground-level ozone standards. In 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone and, more recently, in December 2020, the EPA (under the first Trump Administration) published a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. The EPA’s consideration of this standard remains ongoing. State implementation of a revised NAAQS could, among other things, require installation of new emission controls on some of our or our customers’ equipment, result in longer permitting timelines, and significantly increase our or our customers’ capital expenditures and operating costs.
•Waters of the United States. There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands as the EPA and the U.S. Army Corps of Engineers (“Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. Following legal actions, implementation of the most recent rule is currently split by jurisdiction, with 27 states subject to an injunction resulting in implementation of the pre-2015 rule taking into account the changes made by the Supreme Court decision in Sackett v. EPA. States outside the reach of that injunction are subject to a rule defining waters of the United States published in September 2023. Additionally, the Trump Administration may seek to take additional action to revise or clarify the reach of federal jurisdiction, though the substance and timing of such action cannot be predicted. Therefore, determinations regarding the reach of federal jurisdiction over waterbodies and wetlands under the CWA remain uncertain at this time. To the extent that any action further expands the scope of the CWA’s jurisdiction in areas where our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce the rate of production from operators.
•Climate change. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, certain federal laws, such as the IRA 2022, have been enacted to advance numerous climate-related objectives. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. However, on January 20, 2025, President Trump issued an executive order pausing certain funding disbursements under the IRA 2022; the potential impact of this action and any future similar attempts to limit the incentives under the IRA 2022 are uncertain. Moreover the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. While the Trump Administration took a number of actions to revise federal regulation of methane from the oil and natural gas sector, these actions were subsequently reversed by both the Biden Administration and Congress. The IRA 2022 also imposes the first-ever federal fee on the emission of GHGs through a methane emissions charge, which the EPA has finalized regulations to implement. Additionally, in December 2023, the EPA published a final rule that established the so-called Quad Ob new source and Quad Oc first-time existing source standards of performance under applicable agency regulations established at 40 C.F.R. Part 60 for methane and volatile organic compound emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes will have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The rules also impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring, as well as establish a “Super Emitter Response Program” that would trigger certain operator investigation and repair requirements in response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. However, the Trump Administration or Congress may take actions to revise or repeal the methane charge or the finalized EPA rules related to methane emissions, though the timing and outcome of such actions cannot be predicted. As a result, we cannot predict the scope of any final methane regulatory requirements, or the expected cost to comply with such requirements, but any such increase in regulatory scope and oversight may increase compliance expenditures or mitigation costs for our or our customers’ operations. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which requires nations to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a GHG emissions reduction goal for the United States of 50% to 52% below 2005 levels by 2030. In addition, the annual Conferences of the Parties have resulted in multiple announcements, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, and similar initiatives, though none are legally binding. However, on January 20, 2025, President Trump issued an executive order withdrawing from the Paris Agreement. The United States’ future participation in these international climate-related conferences and the degree and manner in which countries, including the United States, may implement these voluntary international climate commitments is uncertain. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and natural gas companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Additionally, our access to capital may be impacted by climate change policies as stockholders and bondholders currently invested in carbon-intensive energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to carbon-intensive energy companies also have become more attentive to sustainable lending and investment practices that favor “clean” power sources such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. However, this trend has waned in recent years. In addition, the SEC has finalized a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks, material climate-related impacts on strategy, outlook and business model, climate risk management, Scope 1 and 2 GHG emissions, and if the registrant has set them, climate-related targets and goals. The implementation of this rule has been paused pending litigation, and the SEC is expected to repeal or further modify the rule; however, the timeline for any such action, if at all, is subject to uncertainty and may face additional legal challenges. Several states have also enacted or are considering enhanced climate-related disclosure requirements. Such enhanced disclosure could increase our operating costs and may also lead to reputational or other harm with customers, regulators or other stakeholders. These changes could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate-change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation with respect to calculation and reporting GHG emissions. The SEC has also, from time to time, focused additional scrutiny on existing climate-change related disclosures in public filings, and there is the potential for enforcement if the SEC were to allege that an issuer’s existing climate disclosures were misleading or deficient. Such public and private sector efforts have made and may continue to make it more difficult for certain of our customers’ to secure financing for their projects, which in turn may reduce the demand for our products and services. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. For more information, see our risk factor titled “Climatic impacts could adversely impact our operations or those of our customers or suppliers.”
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
Business and Operating Risks
Demand for the majority of our products and services is substantially dependent on the levels of expenditures by companies in the crude oil and natural gas industry. Ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given regulatory pressures has reduced the demand for, and the prices we are able to charge for, our products and services. This has had and may in the future have a material adverse effect on our financial condition and results of operations.
Demand for most of our products and services depends substantially on the level of capital expenditures invested in the oil and natural gas industry. Ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given efficiencies gained and regulatory pressures have resulted in an oversupply of many of our products and services leading to competitive pressures and reduced prices we can charge our customers for these services and products. A worsening of these conditions may result in a material adverse impact on our financial condition, results of operations and cash flows.

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
•rapid technological change and the timing and extent of development of energy sources, including LNG as well as nuclear, solar, wind and other renewable energy sources;
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
The markets in which we operate are highly competitive and certain of them, particularly those supporting U.S. land driven activities, have relatively few barriers to entry. The principal competitive factors in our markets are product, equipment and service quality, availability, responsiveness, experience, technology, safety performance and price. In some of our product and service offerings, we compete with the oil and natural gas industry’s largest oilfield service providers. These large national and multi-national companies have greater financial, technical and other resources, and greater name recognition than we do. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services, and changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. As a result of competition, we may lose market share or be unable to maintain or increase prices for our present products and services, or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Consolidation of our customers and competitors may impact our results of operations.
The oil and gas industry has undergone rapid consolidation, which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect industry consolidations may have on the pricing of our products and services, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customer and suppliers.
Disruption of our supply chain could adversely impact our ability to manufacture, transport and sell our products.
We and our suppliers use multiple forms of transportation to bring our products to market, including truck, ocean and air-cargo shipments. Disruption to the timely supply of raw materials, parts and finished goods or increases in the cost of transportation services, including due to general inflationary pressures, cost of fuel and labor, trade disputes, tariffs, duties, labor disputes, governmental regulation or governmental restrictions limiting specific forms of transportation, could have an adverse effect on our ability to manufacture, transport and sell our products, which would adversely affect our results of operations, cash flows and financial position.
We might be unable to employ and retain a sufficient number of key personnel.
We believe that our success depends upon our ability to employ and retain key personnel with both technical and business expertise. As observed in the U.S. shale play regions such as the Permian Basin in 2022 and 2023, during periods of increased activity, the demand for such personnel is high, and the supply is limited. When these events occur, our cost structure increases and our growth potential could be impaired. Conversely, during periods of reduced activity, such as 2024, we are forced to reduce headcount, freeze or reduce wages, and implement other cost-saving measures which could lead skilled personnel to migrate to other industries. Other opportunities in our industry and market interest in ESG and alternative energy sources may also make it more difficult for us to attract and retain employees who may prefer employment opportunities other than our business. The inability to attract, or the loss of, key personnel to competitors or companies in other industries could adversely affect us.
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
Our information and operational technology systems, and those of our vendors, suppliers, customers and other business partners, may experience various security threats, including cybersecurity threats designed to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees, threats to our infrastructure, or third-party infrastructure; and terrorist attacks or related threats. Cybersecurity attacks in particular are evolving and have increased in frequency. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, ransomware attacks, credential stuffing, phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance. Although we devote resources to protect the systems and data we rely on in our business, including through monitoring, procedural safeguards, and employee training, our information and operational technology systems may still be subject to cyberattacks or security breaches, including as a result of employee error, malfeasance or other threats. The realization of any of these threats could lead to the unauthorized access, corruption, loss, or disclosure of proprietary and sensitive data, including proprietary information, intellectual property, and employee or customer data. Additionally such incidents could lead to misdirected wire transfers, operational downtime, environmental damage, disruptions to key communications and services, and could significantly impair our ability to fulfill customer obligations and comply with legal and regulatory requirements. In addition, the evolving nature of data security regulations globally presents challenges, as compliance requires continual updates to our policies and practices to address new standards and avoid penalties. While we utilize various procedures and controls to monitor these security threats and mitigate our exposure to such threats and other disruptions, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. No security measure is infallible. The interconnected nature of modern technology means that weaknesses or breaches within the systems of third-party vendors, suppliers, or business partners could significantly impact our operations, potentially introducing vulnerabilities into our own systems despite our safeguards. If a security breach or cyberattack were to materialize, it could lead to the loss, disclosure, or hindrance of sensitive information (including our intellectual property, and employee and customer data), critical infrastructure, personnel or capabilities essential to our operations. In addition, a cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liquidated or other contractual damages, regulatory penalties, damage to our reputation, significant negative press coverage, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. As cyberattacks continue to evolve, we may be required to allocate additional resources to strengthen our cybersecurity infrastructure, enhance employee training programs, or implement emerging technologies to address new threats.
We depend on several significant customers in each of our business segments, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us, could adversely affect our results of operations.
While no customer accounted for more than 10% of our consolidated revenues in 2024, 2023 or 2022, the loss of a significant portion of customers in any of our business segments, or a sustained decrease in demand by any of such customers, could result in a loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in one industry impacts our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not generally require collateral in support of our accounts receivables.
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
Severe weather events in the areas in which we or our customers or suppliers operate, such as hurricanes, floods and prolonged periods of cold weather, whether from climate change or otherwise, can cause disruptions and, in some cases, delays in, or suspension of, our operations and those of our customers or suppliers. Seasonal differences in weather in the areas in which we operate, most notably in the Rocky Mountain and Northeast regions of the United States, where severe winter weather conditions occur, can also restrict our operations and those of our customers or suppliers. In addition, summer and fall completion and drilling activity can be restricted due to hurricanes and other storms prevalent in the Gulf of America and along the Gulf Coast. As a result of these seasonal differences, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
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
Financial Risks
We may be adversely affected by the effects of inflation and increases in tariffs on goods we import.
Inflation in wages, materials, parts, equipment and other costs, including as a result of tariffs imposed on certain of the goods and materials we import, has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has and may continue to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and materials, weakening exchange rates and other similar effects.
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
Backlog in our Offshore Manufactured Products segment is subject to unexpected adjustments and cancellations and, therefore, has limitations as an indicator of our future revenues and earnings.
The revenues projected in our Offshore Manufactured Products segment backlog may not be realized or, if realized, may not result in profits. Because of potential changes in the scope or schedule of our customers’ projects, we cannot predict with certainty when or if backlog will be realized. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operations, and cash flows.
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
We may assume contractual risks in developing, manufacturing and delivering products in our Offshore Manufactured Products segment.
Many of our products from our Offshore Manufactured Products segment are ordered by customers under frame agreements or project-specific contracts. In many cases these contracts stipulate a fixed price for the delivery of our products and impose liquidated damages or late delivery fees if we do not meet specific customer deadlines. Our actual costs, and any gross profit realized on these fixed-price contracts, may vary from the expected contract economics for various reasons, including but not limited to:
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
In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations, and/or cash flows. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenues received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our consolidated financial position, results of operations and/or cash flows. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net revenues and earnings depending upon exchange rate movements. As a result, a material decrease in the value of these currencies relative to the U.S. dollar may have a negative impact on our reported results of operations and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition, cash flows and results of operations.

Given the cyclical nature of our business, a severe prolonged downturn could negatively affect the value of our goodwill and other intangible assets.
As of December 31, 2024, goodwill and other intangible assets represented 7% and 13%, respectively, of our total assets. We record goodwill when the consideration we pay in acquiring a business exceeds the fair market value of the tangible and separately measurable intangible net assets of that business. We are required to at least annually review the goodwill and other intangible assets of our applicable reporting units (Offshore Manufactured Products, Completion and Production Services and Downhole Technologies) for impairment in value and to recognize a non-cash charge against earnings causing a corresponding decrease in stockholders’ equity if circumstances, some of which are beyond our control, indicate that the carrying amounts will not be recoverable.
As further discussed in Note 4, Asset Impairments and Other Charges and Credits, in 2024 we recognized a goodwill impairment charge of $10.0 million in our Downhole Technologies segment associated with the realignment of operations between our Offshore Manufactured Products and our Downhole Technologies segments. Additionally, we recognized intangible asset impairments totaling $10.8 million associated with the decision to exit a service offering in our Completion and Production Services segment.
While no other provisions for goodwill or other intangible asset impairment were recognized during 2024, it is possible that we could recognize goodwill or other intangible assets impairment losses in the future if, among other factors:
•global economic and industry conditions deteriorate;
•the outlook for future profits and cash flow for any of our reporting units deteriorate as the result of many possible factors, including, but not limited to, increased or unanticipated competition, lack of technological development, reductions in customer capital spending plans, loss of key personnel or customers, adverse legal or regulatory developments, future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;
•we implement certain strategic management actions;
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
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. In addition, the Trump Administration has proposed the imposition of certain new tariffs. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. While we cannot predict with certainty the impact of any new or increased tariffs, or the impact of any retaliatory tariffs, if we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
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
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous applications where an accident or product failure can cause personal injury or loss of life, damages to property, equipment, or the environment, regulatory investigations and penalties, and the suspension or cancellation of the end-user’s operations. If our products or services fail to meet specifications, or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer. In the ordinary course of business, we have and may become the subject of various claims, lawsuits and administrative proceedings, seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims may relate to the activities of businesses that we have sold, and some may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses.
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
We rely on a variety of intellectual property rights that we use in our businesses, including our patents and proprietary rights relating to our FlexJoint®, Merlin®, Active Seat Gate Valves, Evolv® and SmartStart Plus® technologies, and intervention and downhole extended-reach tools (including our HydroPull® tool) utilized in the completion or workover of oil and natural gas wells. The market success of our technologies will depend, in part, on our ability to obtain, secure, maintain and enforce our proprietary rights in these technologies and to safeguard our trade secrets and non-public information. We may not be able to successfully preserve these intellectual property rights and these rights could be invalidated, circumvented or challenged by third parties. In addition, we may be required to expend significant amounts of money pursuing and defending our intellectual property rights, and these proceedings may not ultimately be successful. In addition, we face risks related to the global nature of our business, as the laws of some foreign countries in which our products and services may be sold may provide less robust protection of enforcement mechanisms than those available in the United States. If any of our patents or other intellectual property rights are determined to be invalid or unenforceable, or if a court or other tribunal limits the scope of claims in a patent or fails to recognize our trade secret rights, our competitive advantages could be significantly reduced in the relevant technology, allowing competition for our customer base to increase, adversely affecting our competitive position.
In addition, the tools, techniques, methodologies, programs and components we use to provide our products and services may infringe, or be alleged to infringe, upon the intellectual property rights of others. Infringement claims, whether or not with merit, may result in significant legal and other costs, and may distract us from running our core business. Royalty payments under a license from third parties, if available, would increase our costs. If a license was not available, we might not be able to continue providing a particular service or product. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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
Although we do not directly engage in hydraulic fracturing, a material portion of our operations support many of our oil and natural gas exploration and production customers in such activities. There exists federal regulatory initiatives and various state laws and regulations that have increased, and have the potential to further increase, the regulatory burden imposed on hydraulic fracturing. Moreover, there has existed, from time to time, the potential for new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing on federal lands. Additionally, the BLM has recently finalized rules to update the terms of federal oil and gas leases, including increasing the associated costs and fees. Moreover, further or different constraints may be adopted by the U.S. federal or state governments in the future, including but not limited to a delay in permitting procedures, which may reduce the desirability or viability of projects on federals lands or waters. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters – Hydraulic Fracturing” for more discussion on these matters. The occurrence of any one or more of these developments with respect to hydraulic fracturing in areas where our oil and natural gas exploration and production customers operate could result in potentially significant added costs to comply with requirements relating to permitting, construction, financial assurance, monitoring, recordkeeping and/or plugging and abandonment. In addition, they could experience restrictions, delays or cancellations in the pursuit of production or development activities. Any of the foregoing could reduce demand for the products and services of one or more of our business segments and have a material adverse effect on our business, financial condition and results of operations.
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
A significant portion of our Offshore Manufactured Products segment provides products and services for oil and natural gas exploration and production customers operating offshore in the deepwaters of the United States and in other countries. To a lesser extent, our Completion and Production Services and Downhole Technologies segments also provide equipment and services to customers operating offshore in the deepwaters of the United States and in other countries. Regulatory agencies may issue new or amended rulemakings regarding deepwater leasing, permitting or drilling that could result in more stringent or costly restrictions, delays or cancellations in offshore oil and natural gas exploration and production activities. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters” for more discussion on deepwater regulatory matters.

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
We are subject to stringent federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the Offshore Manufactured Products, Completion and Production Services and Downhole Technologies business segments. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. See “Part I. Item I. Business – Environmental and Occupational Health and Safety Matters” for more discussion on these matters.
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
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. For example, the U.S. federal government has, in recent years, issued executive orders, new legislation, and regulatory initiatives pursuing action on climate change, including the IRA 2022. However, on his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s climate-related initiatives, including withdrawing from the Paris Agreement and pausing the disbursement of certain IRA 2022 funding. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, financial and litigation risks and uncertainty associated with the production and processing of fossil fuels and emission of GHGs. See “Part I, Item 1. Business – Environmental and Occupational Health and Safety Matters” for more discussion on these risks.
The adoption and implementation of new or more stringent international, federal or state executive actions, legislation, regulations or regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming fossil fuels. Such legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products. Additionally, political, financial, reputational and litigation risks may result in our oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, nuclear, geothermal, tidal and biofuels), and government grants, incentives and subsidies such as those contained in the IRA 2022, could reduce demand for hydrocarbons, and therefore demand for our products and services, which would have an adverse effect on our business and results of operations.
The ESA, the Migratory Bird Treaty Act and other laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers' ability to develop new oil and natural gas wells.
In the United States, the ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) (under the first Trump Administration) issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, their nests, or their eggs; however, in October 2021, the FWS under the Biden Administration revoked the Trump Administration’s rule on incidental take and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. While comments have been closed, no final action has been taken on the proposed rulemaking at this time and it is uncertain what actions, if, any, the Trump Administration may take regarding such rule. Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling and completion activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling and completion activities in certain areas or require the implementation of expensive mitigation measures.
Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA. For example, the FWS published a rule listing two distinct population segments of the lesser prairie-chicken under the ESA, a species found in some states where we operate, including Texas, Oklahoma and Colorado. The dunes sagebrush lizard, located in west Texas and New Mexico, has also been listed as endangered under the ESA. Further, agencies may also enact protections related to critical habitats of listed species, which require federal agencies to ensure their actions are not likely to destroy or adversely modify the critical habitat. For example, in 2023 the National Marine Fisheries Service proposed to designate certain waters in the Gulf of America as critical habitat for the Rice’s whale under the ESA. While no final action has been taken on that proposal, the designation of previously unidentified endangered or threatened species or their critical habitats could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers’ operations to become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

Increasing attention to ESG matters may impact our business.
Companies across all industries are facing increasing scrutiny from investors, customers, employees, regulatory bodies and other stakeholders related to their ESG practices. Companies which do not adapt to or comply with such stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG-related issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets, or ability to attract and retain a talented workforce. Increasing attention to climate change, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers.
Our Board’s Nominating, Governance and Sustainability Committee is responsible for overseeing and managing our ESG initiatives. Committee members review the implementation and effectiveness of our ESG programs and policies. We have sought to strengthen our ESG performance through certain voluntary operational strategies, including, for example (i) pursuing a goal to reduce GHG emissions generated by us; (ii) seeking to co-locate certain of our facilities and common processes, where feasible, to mitigate our GHG emission impacts; (iii) pursuing the implementation of alternative energy systems (for example, solar power) at certain of our facilities, where applicable; (iv) seeking to identify and select low-impact energy providers, where geographically available; (v) evaluating the addition of an onboard system for our trucks that would link to integral vehicle systems to reduce vehicle idling time on work locations; and (vi) purchasing alternative fueled vehicles to reduce carbon-based emissions and improved technology offerings, as fleet replacements occur from time to time, among others. Despite our governance designs to pursue and oversee these matters, however, we cannot guarantee that we will be able to implement any of the opportunities we may review or explore, or, for any opportunities we do choose to implement, to implement them successfully and within a specific timeframe or across all operational assets. Moreover, we note that even with our governance oversight in place, we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related strategies and goals or inadvertently increasing certain risks with some stakeholders in an attempt to address those of other stakeholders.
Also, despite any aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of changes in activity levels, potential costs or technical or operational obstacles. Certain statements or initiatives with respect to ESG matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged “greenwashing,” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could result in increased criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental or social commitments (such as reducing GHG emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in our decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may be subject to pressure in the media or through other means, such as governmental investigations, enforcement actions, or other proceedings, all of which could adversely affect our reputation, business, financial performance, market access and growth. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors or other constituencies.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations.
In August 2022, former President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our products and services. However, on January 20, 2025, President Trump issued an executive order pausing certain funding disbursements under the IRA 2022; the potential impact of this action and any future similar attempts to limit the incentives under the IRA 2022 are uncertain. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge starts in 2024 at $900 per ton of methane, increases to $1,200 in 2025, and increases to $1,500 for 2026 and each year after. Regulations to implement the methane emissions charge were finalized in November 2024. The methane emissions charge could increase our customers’ operating costs and adversely affect their businesses, thereby reducing demand for our products and services. While the Trump Administration and Congress could take action to revise or repeal the methane charge or other elements of the IRA 2022, the timing or outcome of such actions cannot be predicted.
Changes to applicable tax laws and regulations may result in our incurring additional income tax liabilities, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various complex and evolving U.S. federal, state, local and foreign taxes. U.S. federal, state, local and foreign tax laws, policies, statutes, rules, regulations or ordinances could be implemented, interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. For example, the Organisation for Economic Co-operation and Development, an international association of 38 countries that includes the United States, has adopted a set of international tax model rules known as the “Pillar Two” framework, a central component of which is the imposition of a global minimum corporate tax rate of 15%. Once we reach the Pillar Two applicable revenue thresholds, which we expect to occur no earlier than 2026, the Pillar Two rules could increase tax compliance complexity and uncertainty and result in additional administrative costs and income tax liabilities in those taxing jurisdictions where we operate that have implemented Pillar Two rules. Further, absent U.S. congressional action, the U.S. federal tax rate applicable to certain income earned by our non-U.S. subsidiaries will increase for tax years beginning after December 31, 2025, and certain taxpayer beneficial provisions of the Tax Cuts and Jobs Act will expire. All of the above contemplated and non-contemplated changes in the applicable tax rules may have a material adverse effect on our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We are subject to numerous cybersecurity threats which could result in equipment or network failures, loss of information (including sensitive personal information of customers or employees or proprietary information) as well as disruptions to our or our customers’, suppliers’ or vendors’ operations. Cybersecurity risks we face include threats from entities and persons that may seek to target our information technology (“IT”) or operational technology (“OT”) infrastructures or use malware, computer viruses, denial of services attacks, ransomware attacks, credential harvesting, social engineering and other means to obtain unauthorized access to or disrupt the operation of our networks, systems and those of our suppliers, vendors and other service providers. In addition, we may face cyber threats from parties that seek to target us through our customers, suppliers, vendors and other stakeholders with whom we do business. Cybersecurity threats are constantly evolving and becoming increasingly sophisticated and complex, increasing the difficulty of detecting and successfully defending against them.
Risk Management Process
We strive to follow the guidelines set by the National Institute of Standards and Technology Cybersecurity Framework to manage information assets, protect sensitive data and mitigate security risks. To address risks from cybersecurity threats, we maintain an information security team, automated monitoring and detection services, and policies and procedures for managing risks to our information systems. As part of our information security program, our operations strive to assess, identify and manage cybersecurity threat risks by:
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
Governance
Management is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our Board is responsible for risk oversight and monitors an enterprise risk management process prepared by management to assist in fulfilling its oversight responsibilities. The Board has delegated responsibility for overseeing the monitoring and assessment of risks related to cybersecurity to the Audit Committee.
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
Our Chief Information Officer is responsible for timely informing management regarding cybersecurity incidents, including prevention, detection, mitigation, and remediation activities. Our Chief Information Officer and Director of Cybersecurity communicate at least annually with the Audit Committee and the Board on matters such as data protection and cybersecurity. These individuals have extensive cybersecurity knowledge and skills, with over 15 years of collective experience in the management of cybersecurity threats. We maintain cybersecurity incident response plans, which address defined actions to be taken in response to risks from cyber incidents. In the event of a material cybersecurity incident, the Chief Information Officer must notify management, the Audit Committee and the Board.
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

Item 2. Properties
We own and lease numerous manufacturing facilities, service centers, sales and administrative offices, storage yards and data processing centers in support of our worldwide operations. The following presents the location of our principal owned or leased facilities, by segment as of December 31, 2024.
Offshore Manufactured Products – Rio de Janeiro and Macae, Brazil; Aberdeen and West Lothian, Scotland; Rayong, Thailand; Singapore; Batam, Indonesia; Navi Mumbai, India; Las Palmas, Spain; Abu Dhabi, UAE; and in the United States: Arlington and Houston, Texas; Oklahoma City, Oklahoma and Houma, Louisiana.
Completion and Production Services – Houston and Midland, Texas; New Iberia, Broussard and Houma, Louisiana; Oklahoma City, Oklahoma; Casper and Rock Springs, Wyoming; Williston, North Dakota and Renton, Washington in the United States; and Red Deer, Alberta, Canada.
Downhole Technologies – Nunn, Colorado; Tulsa, Oklahoma; Millsap, Fort Worth, Lampasas and Midland, Texas; and Clearfield, Pennsylvania in the United States; and Aberdeen, Scotland.
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
Our authorized common stock consists of 200,000,000 shares of common stock. There were 61,760,608 shares of common stock outstanding as of February 14, 2025. The approximate number of record holders of our common stock as of February 14, 2025 was 150. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OIS”.
We have not declared or paid any cash dividends on our common stock since our initial public offering in 2001 and, while permitted, our ABL Facility limits the payment of dividends. For additional discussion of such restrictions, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board considers relevant.
Performance Graph
The following graph and table compare the cumulative five-year total stockholder return on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Stock Index, the PHLX Oil Service Sector index, an index of oil and gas related companies that represent an industry composite of our peer group, and customized peer groups of twelve companies, with the individual companies listed in footnotes (1) and (2) below, respectively for the period from December 31, 2019 to December 31, 2024. The graph and chart show the value at the dates indicated of $100 invested as of December 31, 2019 and assume the reinvestment of all dividends. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Oil States International, Inc., the S&P 500 Index,
the PHLX Oil Service Sector Index, our Old Peer Group(1) and our New Peer Group(2)

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Oil States International, Inc.
Old Peer Group
New Peer Group
S&P 500
PHLX Oil Service Sector

	2019	2020	2021	2022	2023	2024
Oil States International, Inc.	$100.00	$30.78	$30.47	$45.74	$41.63	$31.02
Old Peer Group(1)	$100.00	$58.37	$61.40	$98.48	$99.60	$107.37
New Peer Group(2)	$100.00	$60.02	$63.17	$90.17	$97.35	$109.02
PHLX Oil Service Sector	$100.00	$57.92	$69.94	$112.94	$115.10	$101.68
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
____________________
(1)The twelve companies included in our first customized peer group (“Old Peer Group”) are: Archrock, Inc., Core Laboratories N.V., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Innovex International, Inc., (Dril-Quip, Inc., prior to merger), NPK International, Inc. (formerly Newpark Resources, Inc.), Oceaneering International, Inc., RPC, Inc., Select Water Solutions, Inc. (formerly Select Energy Services, Inc.), and TETRA Technologies, Inc.
(2)The twelve companies included in our second customized peer group (“New Peer Group”) are: Archrock, Inc., Core Laboratories N.V., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Innovex International, Inc., (Dril-Quip, Inc., prior to merger), NPK International, Inc. (formerly Newpark Resources, Inc.), Oceaneering International, Inc., ProPetro Holding Corp., RPC, Inc., Select Water Solutions, Inc. (formerly Select Energy Services, Inc.), and TETRA Technologies, Inc.
Information used in the graph and table was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Used with permission.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2024	—	$—	—	$50,000,000
November 1 through November 30, 2024	890,484	5.34	890,484	45,245,016
December 1 through December 31, 2024	730,020	5.26	730,020	41,306,216
Total	1,620,504	$5.30	1,620,504
____________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)In February 2023, our Board approved a share repurchase program of up to $25.0 million, through February 2025. On October 24, 2024, our Board of Directors terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026. As of December 31, 2024, $8.7 million of share repurchases were made under this new authorization.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in “Part II Item 8 Financial Statements and Supplementary Data.” This discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our current expectations, estimates and projections about our business operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in “Part I, Item 1A. Risk Factors.” You should read the following discussion and analysis together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10‑K in order to understand factors, such as business combinations, charges and credit and financing transactions, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore Manufactured Products, Completion and Production Services (previously referred to as Well Site Services) and Downhole Technologies segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, making demand for our products and services sensitive to expectations regarding future crude oil and natural gas prices, as well as economic growth, commodity demand and estimates of resource production and regulatory pressures.

Recent Developments
Brent and West Texas Intermediate (“WTI”) crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2024	$82.92	$84.68	$80.01	$74.66	$80.52
2023	81.01	77.99	86.65	84.01	82.47
2022	100.87	113.84	100.71	88.77	100.99
WTI Crude (per bbl)
2024	$77.50	$81.81	$76.43	$70.73	$76.61
2023	75.91	73.54	82.25	78.53	77.56
2022	95.18	108.83	93.06	82.79	94.90
Henry Hub Natural Gas (per MMBtu)
2024	$2.15	$2.07	$2.11	$2.44	$2.19
2023	2.64	2.16	2.59	2.74	2.53
2022	4.67	7.50	8.03	5.55	6.45
________________
(1)Source: U.S. Energy Information Administration (spot prices).
In 2023, we began implementing initiatives, which continued throughout 2024, to reduce costs. Management actions in 2024 included: the consolidation, relocation and exit of certain underperforming locations; the exit of certain service offerings; reductions in our U.S. work force as well as the realignment of operations discussed below. We also incurred legal and other related costs to enforce certain patents related to our proprietary technologies. As a result of these actions, our reported pre-tax results for 2024 included $24.6 million in non-cash goodwill, intangible asset and operating lease asset impairment charges as well as $13.7 million of facility consolidation and exit, patent defense and other charges.
Certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plugs and elastomer products) were integrated into the Downhole Technologies segment in early 2024 to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical financial data, supplemental disaggregated revenue and backlog information as of and for the years ended December 31, 2023 and 2022 (presented herein) were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, our Well Site Services segment name was changed to the Completion and Production Services segment.
On February 16, 2024, we amended the ABL Facility to extend its maturity date from February 10, 2025 to February 16, 2028.
During 2024, we sold two manufacturing and service facilities that were classified as held for sale assets, generating net proceeds of $35.1 million, we purchased $14.2 million of our common stock, and we purchased $11.5 million principal amount of our 2026 Notes for $10.8 million.
In October 2024, our Board of Directors terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026.
On February 14, 2025, Brent crude oil, WTI crude oil and natural gas spot prices closed at $75.81 per barrel, $71.05 per barrel and $4.60 per MMBtu, respectively – above the fourth quarter 2024 averages. Additionally, the U.S. drilling rig count reported on February 14, 2025 was 588 rigs – comparable to the fourth quarter 2024 average.
Overview
Current and expected future pricing for WTI crude oil and natural gas and inflationary cost increases, along with expectations regarding the regulatory environment in the regions in which we operate, are factors that will continue to influence our customers’ willingness to invest capital in their businesses. Expectations for the longer-term price for Brent crude oil will continue to influence our customers’ spending related to global offshore and international drilling and development and, thus, a significant portion of the activity of our Offshore Manufactured Products segment.

Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe and the Middle East, along with associated international tensions; the moderate perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; changes in governmental rules and regulations; sanctions; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly U.S. crude oil and natural gas prices, given the short-term, call-out nature of our U.S. operations.
Customer spending in the natural gas shale plays has declined in recent years due to technological advancements that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in the United States. However, the extended outlook for natural gas in the United States is positive with increased exports of LNG, as well as increased power needs for the technology sector, namely data centers.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in 2024 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment decreased to $311 million as of December 31, 2024 from $327 million as of December 31, 2023. Bookings totaled $392 million in 2024, yielding an annual book-to-bill ratio of 1.0x in 2024. This compares to total bookings of $414 million in 2023 and a book-to-bill ratio of 1.1x. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2024	$305	$300	$313	$311
2023	316	328	341	327
2022	255	232	248	300
Our Completion and Production Services segment provides completion and production services in the United States (including the Gulf of America) and internationally. Prior to the sale of its drilling rigs in August of 2024, the segment also provided land drilling services in the United States. U.S. drilling and completion activity and, in turn, our Completion and Production Services results, are sensitive to near-term fluctuations in commodity prices, particularly WTI crude oil prices, given the short-term, call-out nature of its operations. We primarily supply equipment and service personnel utilized in the completion of, and initial production from, new and recompleted wells in our U.S. operations, which are dependent primarily upon the level and complexity of drilling, completion and workover activity in our areas of operations. Well intensity and complexity have increased with the continuing transition to multi-well pads, the drilling of longer lateral wells and increased downhole pressures, along with the increased number of frac stages completed in horizontal wells.

Our Downhole Technologies segment provides oil and gas perforation systems, downhole tools and services in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies. Product and service offerings for this segment include innovations in perforation technology through patented and proprietary systems combined with advanced modeling and analysis tools. This expertise has led to the optimization of perforation hole size, depth, and quality of tunnels, which are key factors for maximizing the effectiveness of hydraulic fracturing. Additional offerings include frac plugs, toe valves and other elastomer products, which are focused on zonal isolation for hydraulic fracturing of horizontal wells, and a broad range of consumable products, such as setting tools and bridge plugs, that are used in completion, intervention and decommissioning applications. Demand drivers for the Downhole Technologies segment include continued trends toward longer lateral lengths, increased frac stages and more perforation clusters to target increased unconventional well productivity.
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

	As of February 14, 2025	Average for the
		Year Ended December 31,
		2024	2023	2022
United States Rig Count:
Land – Oil	467	473	527	557
Land – Natural gas and other	105	107	138	148
Offshore	16	19	21	18
	588	599	686	723
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of December 31, 2024, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance largely natural gas related.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. In early 2025, the Trump Administration, after taking office, proposed increases to existing U.S. tariffs as well as the imposition of certain new tariffs. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. While we cannot predict with certainty the impact of any new or increased tariffs, or the impact of any retaliatory tariffs, if we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
Other factors that can affect our business and financial results include but are not limited to: the general global economic environment; competitive pricing pressures; customer consolidations; labor market constraints; supply chain disruptions; inflation in wages, materials, parts, equipment and other costs; climate-related and other regulatory changes; geopolitical conflicts and tensions; management’s implementation of strategic decisions; public health crises; natural disasters; and changes in tax laws in the United States and in the international markets in which we operate. We continue to monitor the global economy, the prices of and demand for crude oil and natural gas, and the resultant impact on the capital spending plans and operations of our customers in order to plan and manage our business.

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
In the first quarter of 2024, certain short-cycle manufacturing operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and the current segment management structure, as well as provide for additional operational synergies. Historical financial data, supplemental disaggregated revenue information and related discussion and analysis as of and for the years ended December 31, 2023 and 2022 (presented herein) were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, our Well Site Services segment name was changed to the Completion and Production Services segment.
Consolidated Results of Operations
The following summarizes our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

				Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Products	$402,565	$418,550	$385,564	$(15,985)	$32,986
Services	290,023	363,733	352,142	(73,710)	11,591
	692,588	782,283	737,706	(89,695)	44,577
Costs and expenses:
Product costs	314,628	328,815	307,371	(14,187)	21,444
Service costs	221,573	278,073	271,185	(56,500)	6,888
Cost of revenues (exclusive of depreciation and amortization expense presented below)	536,201	606,888	578,556	(70,687)	28,332
Selling, general and administrative expenses	95,009	94,185	96,038	824	(1,853)
Depreciation and amortization expense	54,708	60,778	67,334	(6,070)	(6,556)
Impairment of goodwill	10,000	—	—	10,000	—
Impairments of intangible assets	10,787	—	—	10,787	—
Impairments of operating lease assets	3,767	—	—	3,767	—
Other operating income, net(1)	(16,195)	(2,732)	(7,127)	(13,463)	4,395
	694,277	759,119	734,801	(64,842)	24,318
Operating (loss) income	(1,689)	23,164	2,905	(24,853)	20,259

Interest expense, net	(7,731)	(8,189)	(10,280)	458	2,091
Other income, net	1,568	849	3,315	719	(2,466)
(Loss) income before income taxes	(7,852)	15,824	(4,060)	(23,676)	19,884
Income tax provision	(3,406)	(2,933)	(5,480)	(473)	2,547
Net (loss) income	$(11,258)	$12,891	$(9,540)	$(24,149)	$22,431

Net (loss) income per share:
Basic	$(0.18)	$0.20	$(0.15)
Diluted	(0.18)	0.20	(0.15)

Weighted average number of common shares outstanding:
Basic	62,004	62,690	61,638
Diluted	62,004	63,152	61,638
_______________
(1)During 2024, we recognized a net gain of $15.3 million associated with the sale of a previously idled facility. During 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation.

Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the years ended December 31, 2024, 2023 and 2022 is summarized below (in thousands):

				Variance
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$232,867	$235,080	$189,842	$(2,213)	$45,238
Services	123,906	112,742	98,968	11,164	13,774
	356,773	347,822	288,810	8,951	59,012
Military and other products	41,127	33,889	33,560	7,238	329
	397,900	381,711	322,370	16,189	59,341
Completion and Production Services	163,902	242,633	231,189	(78,731)	11,444
Downhole Technologies	130,786	157,939	184,147	(27,153)	(26,208)
	$692,588	$782,283	$737,706	$(89,695)	$44,577

Operating income (loss):
Offshore Manufactured Products(1)	$65,279	$56,289	$35,697	$8,990	$20,592
Completion and Production Services(2)	(23,225)	13,881	4,865	(37,106)	9,016
Downhole Technologies(3)	(20,904)	(5,874)	2,902	(15,030)	(8,776)
Corporate(4)	(22,839)	(41,132)	(40,559)	18,293	(573)
	$(1,689)	$23,164	$2,905	$(24,853)	$20,259
_______________
(1)During 2024 and 2023, we recognized facility consolidation and other charges of $3.4 million and $2.5 million, respectively, within the Offshore Manufactured Products segment, associated primarily with the segment’s consolidation and relocation of certain manufacturing and service locations. During 2022, we recognized a gain of $6.1 million associated with the settlement of outstanding litigation against certain service providers.
(2)During 2024, we recognized charges of $24.3 million within the Completion and Production Services segment, associated primarily with the exit of its flowback and well testing service offering, the consolidation and exit of certain underperforming service locations, and the defense of certain patents. In 2023, we recognized $0.6 million in costs associated with the defense of certain of the segment’s patents.
(3)During 2024, we recognized a $10.0 million non-cash impairment charge within the Downhole Technologies segment related to goodwill reassigned to the business in connection with the segment realignment discussed above.
(4)During 2024, we recognized a net gain of $15.3 million within Corporate associated with the sale of a previously idled facility.
For further discussion of charges and credits recognized during the years ended December 31, 2024, 2023 and 2022, see Note 4, “Asset Impairments and Other Charges and Credits,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
We reported a net loss for the year ended December 31, 2024 of $11.3 million, or $0.18 per share. The reported 2024 net loss included net charges and credits of $22.4 million ($22.0 million after tax, or $0.35 per share) associated with the restructuring of certain of our U.S. land-based operations, facility consolidations and closures, patent defense, personnel reductions and debt extinguishment, partially offset by a gain recognized on the sale of a previously idled facility. These results compare to net income for the year ended December 31, 2023 of $12.9 million, or $0.20 per share, which included facility consolidation charges of $2.5 million ($2.0 million after-tax, or $0.03 per share) and patent defense costs of $0.6 million ($0.5 million after-tax, or $0.01 per share).
Results of operations for 2024 reflect the impact of operators’ continued investment in offshore and international projects and associated backlog conversion, partially offset by a decline in land-based investments by our U.S. customers, competitive market conditions and management’s decision to exit certain underperforming locations and service offerings in the United States.
Revenues. Consolidated total revenues in 2024 decreased $89.7 million, or 11%, from 2023. Of this decrease, $74.4 million, or 83%, was concentrated in service offerings and locations exited by our Completion and Production Services segment over the past 15 months.
Consolidated product revenues in 2024 decreased $16.0 million, or 4%, from 2023, with the impact of a decline in U.S. customer demand for completion and perforating products partially offset by higher customer demand for military products. Consolidated service revenues in 2024 decreased $73.7 million, or 20%, from 2023. This decrease was concentrated in the United States – driven by lower land-based customer investments (particularly in natural gas basins), competitive market conditions and our exit of certain underperforming service offerings and locations during 2024, partially offset by higher offshore and international service activity.
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the year ended December 31, 2024 and 2023 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Year Ended December 31	2024	2023	2024	2023	2024	2023	2024	2023
Project-driven:
Products	$232,867	$235,080	$—	$—	$—	$—	$232,867	$235,080
Services	123,906	112,742	—	—	—	—	123,906	112,742
Total project-driven	356,773	347,822	—	—	—	—	356,773	347,822
Military and other products	41,127	33,889	—	—	—	—	41,127	33,889
Short-cycle:
Products	—	—	—	—	128,571	149,581	128,571	149,581
Services	—	—	163,902	242,633	2,215	8,358	166,117	250,991
Total short-cycle	—	—	163,902	242,633	130,786	157,939	294,688	400,572
	$397,900	$381,711	$163,902	$242,633	$130,786	$157,939	$692,588	$782,283
By destination:
Offshore and international	$369,535	$346,657	$46,150	$48,509	$35,163	$30,948	$450,848	$426,114
U.S. land	28,365	35,054	117,752	194,124	95,623	126,991	241,740	356,169
	$397,900	$381,711	$163,902	$242,633	$130,786	$157,939	$692,588	$782,283
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $70.7 million, or 12%, in 2024 compared to 2023.
Consolidated product costs in 2024 decreased $14.2 million, or 4%, compared to 2023 due primarily to the reported decrease in product revenue. Consolidated service costs in 2024 decreased $56.5 million, or 20%, compared to 2023, with the impact of lower U.S. activity levels and implemented cost control measures partially offset by facility consolidation and exit costs, and severance expenses incurred in 2024.
Selling, General and Administrative Expense. Selling, general and administrative expense totaled $95.0 million in 2024, which included $2.8 million of costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs decreased $1.4 million, or 1%, from the level reported in 2023, with the impact of lower short- and long-term incentive compensation expenses and cost reduction measures partially offset by an increase in the provision for bad debt.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.1 million, or 10%, in 2024 compared to the prior-year period. Note 14, “Segments and Related Information,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K presents depreciation and amortization expense by segment.
Impairment of Goodwill. In the first quarter of 2024, our Downhole Technologies operations recognized a non-cash impairment charge of $10.0 million related to goodwill transferred to the business in connection with the segment realignment discussed above. See Note 4, “Asset Impairments and Other Charges and Credits,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Impairments of Intangible Assets. In 2024, as a result of our decision to exit an underperforming service offering, our Completion and Production Services business recognized non-cash impairment charges of $10.8 million to reduce the carrying amount of its long-lived intangible assets to estimated fair value. See Note 4, “Asset Impairments and Other Charges and Credits,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Impairments of Operating Lease Assets. In 2024, management made strategic decisions to exit seven leased service locations within our Completion and Production Services segment and one within our Downhole Technologies segment. As a result of these decisions, our Completion and Production Services and Downhole Technologies segments recognized non-cash impairment charges totaling $3.8 million to reduce the carrying amount of the related operating lease assets. See Note 4, “Asset Impairments and Other Charges and Credits,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion.
Other Operating Income, Net. In 2024, we recognized a net gain of $15.3 million associated with the sale of a previously idled facility. Other operating income, net for 2023 included gains on disposals of assets totaling $4.1 million, partially offset by charges of $2.5 million recognized in connection with our ongoing consolidation of certain manufacturing and service locations within our Offshore Manufactured Products segment.
Operating Income (Loss). Our consolidated operating loss was $1.7 million in 2024, which included non-cash charges of $24.6 million for goodwill, intangible asset and operating lease asset impairments, other charges totaling $13.7 million associated with facility consolidations and exits, patent defense and other management actions, and a net gain of $15.3 million on the sale of an idled facility. This compares to consolidated operating income of $23.2 million in 2023, which included facility consolidation and other charges of $3.1 million. Excluding these charges, operating results declined $5.0 million year-over-year, driven by the substantial decline in activity levels in the United States during 2024.
Interest Expense, Net. Net interest expense totaled $7.7 million in 2024, which compares to $8.2 million in 2023. Interest expense as a percentage of total debt outstanding was approximately 7% in 2024 and 2023.
Income Tax. For 2024, our income tax provision was $3.4 million, which included the impact of a goodwill impairment charge, other non-deductible expenses and an increase in valuation allowances recorded against deferred tax assets, on a pre-tax loss of $7.9 million. This compares to an income tax provision of $2.9 million, which included the impact of certain non-deductible expenses, discrete tax items and a reduction in valuation allowances recorded against deferred tax assets, on pre-tax income of $15.8 million for 2023.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive loss was $9.5 million in 2024 compared to comprehensive income of $9.0 million in 2023 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During 2024, the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar. This compares to 2023, when the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar.

Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $16.2 million, or 4%, in 2024 compared to 2023 due primarily to increased demand for international and offshore-project driven services and military products.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $65.3 million in 2024, which included $3.4 million in facility consolidation and other charges. This compares to operating income of $56.3 million in 2023, which included $2.5 million in facility consolidation and other charges. Excluding these charges, the Offshore Manufactured Products segment’s operating income increased $9.9 million year-over-year due to the reported revenue growth in 2024 and a favorable shift in revenue mix.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $311 million as of December 31, 2024 compared to $327 million as of December 31, 2023. Bookings during 2024 were $392 million, yielding a book-to-bill ratio of 1.0x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $78.7 million, or 32%, in 2024 compared to 2023, driven primarily by lower U.S. customer activity levels (particularly in natural gas basins), competitive market conditions and the exit of two underperforming service offerings and four additional underperforming service facilities during 2024.
Operating Income (Loss). Our Completion and Production Services segment reported an operating loss of $23.2 million in 2024, which included charges totaling $24.3 million associated with the exit of certain service offerings, facility consolidations and exits, the defense of patents and other management actions. This compares to operating income of $13.9 million in 2023, which included patent defense costs of $0.6 million. Excluding these charges, the Completion and Production Services segment’s operating results declined $13.4 million from the prior-year period, with the impact of a decrease in U.S. land-based revenues partially offset by implemented cost control measures.
The segment’s U.S. land-based service offerings and facilities exited during 2024 collectively generated revenues of $40.6 million and operating losses of $19.6 million in 2024, which included intangible and operating lease asset impairment, facility closure and other charges totaling $21.1 million as well as depreciation and amortization expense of $7.9 million.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $27.2 million, or 17%, in 2024 from 2023 due to lower U.S. customer demand for completion and perforating products during 2024.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $20.9 million in 2024, which included the $10.0 million non-cash goodwill impairment charge related to the segment realignment in the first quarter of 2024 and $1.2 million in charges related to the exit of a facility, personnel reductions and a customer bankruptcy. This compares to an operating loss of $5.9 million reported in 2023. Excluding the 2024 charges discussed above, the Downhole Technologies segment’s operating loss increased $3.9 million from the prior-year period, due primarily to the reported decrease in revenue and lower manufacturing volumes.
Corporate
Operating Loss. Corporate expenses in 2024 decreased $18.3 million, or 44%, from 2023, due primarily to the recognition in 2024 of a net gain of $15.3 million associated with the sale of a previously idled facility and lower short- and long-term incentive compensation expense.

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
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2023 and 2022 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Year Ended December 31	2023	2022	2023	2022	2023	2022	2023	2022
Project-driven:
Products	$235,080	$189,842	$—	$—	$—	$—	$235,080	$189,842
Services	112,742	98,968	—	—	—	—	112,742	98,968
Total project-driven	347,822	288,810	—	—	—	—	347,822	288,810
Military and other products	33,889	33,560	—	—	—	—	33,889	33,560
Short-cycle:
Products	—	—	—	—	149,581	162,161	149,581	162,161
Services	—	—	242,633	231,189	8,358	21,986	250,991	253,175
Total short-cycle	—	—	242,633	231,189	157,939	184,147	400,572	415,336
	$381,711	$322,370	$242,633	$231,189	$157,939	$184,147	$782,283	$737,706
By destination:
Offshore and international	$346,657	$297,472	$48,509	$46,977	$30,948	$31,277	$426,114	$375,726
U.S. land	35,054	24,898	194,124	184,212	126,991	152,870	356,169	361,980
	$381,711	$322,370	$242,633	$231,189	$157,939	$184,147	$782,283	$737,706
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
Selling, General and Administrative Expense. Selling, general and administrative expense was $94.2 million in 2023, which included $0.6 million of legal and other costs associated with enforcing certain of our patents. Excluding these patent defense costs, selling, general and administrative costs decreased $2.4 million, or 3%, from 2022, due primarily to reductions in short-term incentive compensation and bad debt expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.6 million, or 10%, in 2023 compared to the prior-year period, due to certain intangible assets reaching the end of their economic life coupled with reduced capital investments made in our Completion and Production Services segment in recent years. Note 14, “Segments and Related Information,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K presents depreciation and amortization expense by segment.

Other Operating Income, Net. In 2023, other operating income, net included gains on disposals of assets totaling $4.1 million, partially offset by charges of $2.5 million recognized in connection with our ongoing consolidation of certain manufacturing and service locations within our Offshore Manufactured Products segment. Other operating income, net for 2022 included a gain of $6.1 million recognized in connection with the settlement of outstanding litigation against certain service providers within our Offshore Manufactured Products segment.
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
Income Tax. For 2023, our income tax provision was $2.9 million, which included the impact of certain non-deductible expenses, discrete tax items and reductions in valuation allowances recorded against deferred tax assets, on pre-tax income of $15.8 million. This compares to an income tax provision of $5.5 million, which included the impact of certain non-deductible expenses and discrete tax items, on a pre-tax loss of $4.1 million for 2022.
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
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $59.3 million, or 18%, in 2023 compared to 2022 due primarily to increased demand for international and offshore-project driven products and services.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $56.3 million in 2023, which included the $2.5 million in facility consolidation charges discussed above. This compares to operating income of $35.7 million in 2022, which included a $6.1 million gain recognized in connection with the settlement of outstanding litigation. Excluding the facility consolidation charges and 2022 litigation gain, operating income increased $29.2 million year-over-year due primarily to the Offshore Manufactured Products segment’s reported revenue growth and lower bad debt expense, partially offset by the impact of higher material, transportation, labor and other costs.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $327 million as of December 31, 2023 compared to $300 million as of December 31, 2022. Bookings during 2023 totaled $414 million, yielding a year-to-date book-to-bill ratio of 1.1x.
Completion and Production Services
Revenues. Our Completion and Production Services segment revenues increased $11.4 million, or 5%, in 2023 compared to 2022, driven primarily by higher U.S. customer activity levels during the first half of 2023.
Operating Income. Our Completion and Production Services segment reported operating income of $13.9 million in 2023, compared to operating income of $4.9 million in 2022. Excluding the 2023 patent defense costs, the Completion and Production Services segment’s operating results improved $9.6 million from the prior-year period, due to the reported revenue growth and a $3.2 million decrease in depreciation and amortization expense, partially offset by increased labor, material and other costs.

Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $26.2 million, or 14%, in 2023 from 2022 due primarily to lower U.S. customer demand for perforating and completion products.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $5.9 million in 2023, compared to operating income of $2.9 million reported in 2022. This year-over-year decrease in operating results is due primarily to the reported decrease in the Downhole Technologies segment’s revenue, $1.1 million in incremental non-cash provisions for excess and obsolete inventory as well as higher labor, material and other costs.
Corporate
Operating Loss. Corporate expenses in 2023 increased $0.6 million, or 1%, from 2022, with the impact of higher personnel and marketing costs partially offset by lower short-term incentive compensation and professional service expenses.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development and general working capital needs. In addition, capital has been used to repay debt, fund share repurchases and fund strategic business acquisitions. Our primary sources of funds are cash flow from operations, asset sales and proceeds from borrowings under our ABL Facility and, less frequently, capital markets transactions.
Operating Activities
Cash flows from operations totaled $45.9 million during 2024, compared to $56.6 million generated by operations during 2023.
During 2024, $10.7 million was used to fund net working capital increases, primarily due to a decrease in accounts payable and accrued short- and long-term cash incentive compensation as well as an activity-driven increase in inventories, partially offset by the favorable impact of an increase in deferred revenue and a decrease in accounts receivable. During 2023, $21.0 million was used to fund net working capital increases, primarily due to increases in inventories as well as decreases in accounts payable, accrued liabilities and deferred revenue, partially offset by a decrease in accounts receivable.
Investing Activities
Within our Offshore Manufactured Products segment, we completed the consolidation of certain facilities in Houston, Texas during 2023 and strategically relocated our Asian manufacturing and service operations from Singapore to Batam, Indonesia. With these consolidations, facilities classified as held for sale within prepaid expenses and other current assets as of December 31, 2023 were sold during 2024 for net proceeds of $35.1 million.
Given these and other sales proceeds, net cash of $2.7 million was provided by investing activities during 2024, compared to $25.6 million used in investing activities during 2023.
Capital expenditures totaled $37.5 million and $30.7 million during 2024 and 2023, respectively. These investments were offset by proceeds from the sale of property, equipment and asset held for sale of $40.7 million and $5.3 million during 2024 and 2023, respectively.
Including investments associated with the continuing construction of a new facility in Batam, we expect to invest approximately $25 million in capital expenditures during 2025. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During 2024, net cash of $29.5 million was used in financing activities, which included the repurchase of $14.2 million of our common stock and the purchase of $11.5 million principal amount of our outstanding 2026 Notes for $10.8 million in cash. This compares to $26.7 million of cash used in financing activities during 2023, which included the repayment of the $17.3 million principal amount outstanding under our 2023 Notes and the repurchase of $6.9 million of our common stock.
As of December 31, 2024, we had cash and cash equivalents totaling $65.4 million, which compared to $47.1 million as of December 31, 2023.
As of December 31, 2024, we had no borrowings outstanding under our ABL Facility, $123.5 million principal amount of our 2026 Notes outstanding and other debt of $2.8 million. Our reported interest expense included amortization of deferred financing costs of $1.5 million during 2024. For 2024, our contractual cash interest expense was $7.3 million, or approximately 6% of the average principal balance of debt outstanding.
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

On March 6, 2024, the SEC finalized rules relating to the disclosure of a range of climate-related information (the “Rules”). The Rules were temporarily stayed by the SEC on April 4, 2024 pending judicial review. While subject to ongoing litigation, these new disclosure requirements are currently effective for us beginning with the year ending December 31, 2026, phased in over a five-year period. The ultimate impact on our business is uncertain but we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the Rules if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders in restricting access to capital or seeking more stringent conditions with respect to their investments in us, our customers and other companies like ours that support the energy industry. For more information on our risks related to climate change, see the risk factors in “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations” and “Increasing attention to ESG matters may impact our business.”
Stock Repurchase Program. In February 2023, our Board of Directors authorized $25.0 million for repurchases of our common stock, par value $0.01 per share, through February 2025. On October 24, 2024, our Board of Directors terminated our existing common stock repurchase program and replaced it with a new $50.0 million common stock repurchase authorization, which expires in October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate.
During the year ended December 31, 2024, $14.2 million in repurchases of common stock were made under these programs. The amount remaining under our new share repurchase authorization as of December 31, 2024 was $41.3 million.
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
As of December 31, 2024, we had $15.9 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of December 31, 2024 was $57.2 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of December 31, 2024, we have purchased a cumulative $11.5 million principal amount of the 2026 Notes for $10.8 million in cash, with $123.5 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 7, “Long-term Debt,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding the 2026 Notes. As of December 31, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
2023 Notes. On February 15, 2023, our 2023 Notes matured and the outstanding $17.3 million in principal amount was repaid in full.
Our total debt represented 16% of our combined total debt and stockholders’ equity as of December 31, 2024 and December 31, 2023.

Contractual Obligations. As discussed above, we believe that cash on-hand, cash flow from operations and borrowing capacity under our ABL facility will be sufficient to meet our liquidity needs in the coming twelve months. The following summarizes our more significant contractual obligations as of December 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Payments due by year
	Total	2025	2026 and 2027	2028 and 2029	After 2029
Contractual obligations
ABL Facility(1)	$—	$—	$—	$—	$—
2026 Notes(2)	132,299	5,866	126,433	—	—
Other debt and finance lease obligations	2,782	633	1,193	704	252
Operating lease liabilities(3)	29,352	8,797	12,519	6,707	1,329
Purchase obligations(4)	93,202	89,633	3,569	—	—
Total contractual cash obligations	$257,635	$104,929	$143,714	$7,411	$1,581
____________________
(1)As of December 31, 2024, we had no borrowings outstanding under our ABL Facility. The total amount available to be drawn as of December 31, 2024 was $57.2 million.
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
Availability and Cost of Products. We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In 2018, the United States imposed tariffs on a variety of imported products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. In early 2025, the Trump Administration, after taking office, proposed increases to existing U.S. tariffs as well as the imposition of certain new tariffs. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. While we cannot predict with certainty the impact of any new or increased tariffs, or the impact of any retaliatory tariffs, if we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
Tax Matters. See Note 2, “Summary of Significant Accounting Policies,” and Note 10, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report on Form 10‑K for additional information with respect to tax matters.
Off-Balance Sheet Arrangements. As of December 31, 2024, we had no off-balance sheet arrangements.
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
Our performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from goods and services transferred to customers at a point in time accounted for approximately 33%, 34% and 35% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of our revenue recognized at a point in time is derived from short-term contracts for standard products offered by us. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators we consider in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 67%, 66% and 65% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of our revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services provided by our segments. In addition, we manufacture certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore Manufactured Products segment (also referred to as “project-driven products”), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. We believe this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
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

Long-Lived Tangible and Intangible Assets
Our long-lived tangible assets totaled $286.4 million, representing 29% of our total assets as of December 31, 2024, and our long-lived intangible assets totaled $125.9 million, representing 13% of our total assets. The remainder of our assets largely consisted of cash, accounts receivable, inventories and goodwill.
An assessment for impairment of long-lived tangible and intangible assets is conducted at the asset group level whenever changes in facts and circumstances indicate that the carrying value of such asset group may not be recoverable based on estimated undiscounted future cash flows. Indicators of impairment might include strategic management actions, persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows to be generated by our assets. When necessary, the amount of impairment is determined based on the excess of carrying value over fair value of the asset group, using quoted market prices, if available, or our judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives.
During 2024, in response to further reductions in customer activity in the United States, we made strategic decisions to exit our underperforming flowback and well testing service offering and sell the related equipment and inventory. We also decided to exit eight leased facilities. As a result of these events and actions, we recorded non-cash intangible asset (customer relationships and tradenames) impairment charges of $10.8 million associated with the exit of this service offering and operating lease impairments of $3.8 million related to facility closures.
Events and circumstances in 2024 also indicated that the long-lived tangible and intangible assets of an asset group within our Downhole Technologies segment (totaling $146.7 million as of December 31, 2024) may not be recoverable. We assessed the carrying value of the long-lived assets of this group by comparing our estimates of undiscounted future cash flows to the carrying value of the assets. This assessment indicated that the asset group’s long-lived assets were recoverable. Accordingly, no additional long-lived asset impairment losses were recorded in 2024. However, management actions, competitive market conditions or industry cyclicality and downturns may result in future changes to our estimates of projected cash flows, or their timing, and could potentially cause future impairment to the values of our long-lived assets, including finite-lived intangible assets.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by us as of the specified effective date. We believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.
In 2024, we retrospectively expanded our reportable segment disclosures provided in Note 14, “Segments and Related Information,” to our Consolidated Financial Statements included in this Annual Report in accordance with the FASB guidance (“Accounting Standards Update 2023-07”) issued in November 2023.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2024, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During 2024, our reported foreign currency exchange losses were $0.2 million and are included in “other operating income, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss increased $9.5 million from $70.0 million as of December 31, 2023 to $79.5 million as of December 31, 2024, due to changes in currency exchange rates. During the year ended December 31, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 22%, respectively, compared to the U.S. dollar.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and supplementary data begin on page 55 of this Annual Report on Form 10‑K and are incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.
Item 9A. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10‑K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of Oil States’ internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as described below.
(b) Attestation report of the registered public accounting firm.
The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this Annual Report on Form 10‑K on page 58 and is incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(1)Information concerning directors, including our audit committee financial experts, is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Election of Directors.”
(2)Information with respect to executive officers is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Executive Officers.”
(3)Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Section 16(a) Beneficial Ownership Reporting Compliance,” to the extent such disclosure is required.
(4)Information concerning corporate governance and our code of ethics is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Corporate Governance.”
(5)Information concerning our insider trading policy is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Compensation Discussion and Analysis.” A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information required by Item 11 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 hereby is incorporated by reference to such information as set forth in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information concerning principal accounting fees and services and the audit committee’s preapproval policies and procedures is incorporated by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, under “Audit Fee Disclosure.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)    Index to Financial Statements, Financial Statement Schedules and Exhibits
(1)    Financial Statements: Reference is made to the index set forth on page 55 of this Annual Report on Form 10‑K.
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

10.10	—
Third Amendment to Credit Agreement, dated February 16, 2024, among Oil States International, Inc., as Borrower, the Lenders from time to time hereto, and Wells Fargo Bank, National Association as Agent (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013, as filed with the SEC on February 21, 2014 (File No. 001‑16337)).

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
Form of Performance Award Agreement under the Company’s Amended and Restated Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on April 26, 2024 (File No. 001-16337)).

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

19.1*	—	Oil States International, Inc. Insider Trading Policy

21.1*	—	List of subsidiaries of the Company.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

24.1*	—	Powers of Attorney for Directors.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a‑14(b) or 15d‑14(b) under the Securities Exchange Act of 1934.

97.1	—
Incentive-Based Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024 (File No. 001-16337)).

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2025.
OIL STATES INTERNATIONAL, INC.

By	/s/ Cindy B. Taylor
Cindy B. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 21, 2025.

Signature		Title

*		Chair of the Board
Robert L. Potter

/s/ Cindy B. Taylor		Director, President & Chief Executive Officer
Cindy B. Taylor		(Principal Executive Officer)

/s/ Lloyd A. Hajdik		Executive Vice President, Chief Financial Officer
Lloyd A. Hajdik		and Treasurer
(Principal Financial Officer)

/s/ Brian E. Taylor		Senior Vice President, Controller and Chief Accounting Officer
Brian E. Taylor		(Principal Accounting Officer)

*		Director
Denise Castillo-Rhodes

*		Director
Lawrence R. Dickerson

*		Director
Darrell E. Hollek

*		Director
Hallie A. Vanderhider

*		Director
E. Joseph Wright

*By:	/s/ Lloyd A. Hajdik
Lloyd A. Hajdik, pursuant to a power of
attorney filed as Exhibit 24.1 to this
Annual Report on Form 10-K

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oil States International, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Product revenues recognized over-time on project-driven contracts
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue over time for certain project-driven contracts using an input method such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method).
Auditing management’s calculation of revenues recognized under the cost-to-cost method was complex and subjective due to the significant estimation required in determining the estimated costs remaining on the project. In particular, the estimates of remaining costs associated with materials and labor are sensitive and may be impacted by factors outside of the Company’s control.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for recognizing revenues over-time on project-driven contracts, including management’s review of the estimated costs to complete and associated revenues.
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

Recoverability of long-lived assets – Downhole Technologies segment
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the recoverability of the carrying values of long-lived assets is assessed at the asset group level whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated undiscounted future cash flows. If this assessment indicates that the carrying value will not be recoverable, an impairment loss equal to the excess of the carrying value over the fair value of the asset group is recognized.
Auditing the Company’s assessment of the recoverability of the long-lived tangible and intangible assets of an asset group within the Downhole Technologies segment was complex due to the degree of judgment required in evaluating management’s significant assumptions, primarily forecasted revenue and margin within the asset group, which are sensitive to and affected by economic, industry and company-specific factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risk of material misstatement relating to the Company's process for assessing the asset group for impairment. This included testing management’s review controls over the quantitative data and assumptions used in the undiscounted cash flow recoverability assessment, including the underlying data used to perform the assessment.
To test the recoverability assessment and the undiscounted future cash flows of the long-lived assets of an asset group within the Downhole Technologies segment, we performed audit procedures that included, among others, testing the significant assumptions and the underlying data used by the Company in its assessment, including assessing the completeness and accuracy of such underlying data. We compared the forecasted revenue used by management to external forecasted spending trends in the industry, analyst forecasted commodity prices and historical performance. We assessed the reasonableness of forecasted margins by comparing to historical performance taking into consideration changes in forecasted product mix and cost saving initiatives. We performed a lookback analysis to historical revenue and margin to assess management’s ability to estimate. We performed sensitivity analyses of significant assumptions to evaluate the change in the undiscounted cash flows that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Houston, Texas
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Oil States International, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Oil States International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oil States International, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes, and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
February 21, 2025

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Products	$402,565	$418,550	$385,564
Services	290,023	363,733	352,142
	692,588	782,283	737,706

Costs and expenses:
Product costs	314,628	328,815	307,371
Service costs	221,573	278,073	271,185
Cost of revenues (exclusive of depreciation and amortization expense presented below)	536,201	606,888	578,556
Selling, general and administrative expense	95,009	94,185	96,038
Depreciation and amortization expense	54,708	60,778	67,334
Impairment of goodwill	10,000	—	—
Impairments of intangible assets	10,787	—	—
Impairments of operating lease assets	3,767	—	—
Other operating income, net	(16,195)	(2,732)	(7,127)
	694,277	759,119	734,801
Operating income (loss)	(1,689)	23,164	2,905

Interest expense	(8,801)	(9,570)	(10,571)
Interest income	1,070	1,381	291
Other income, net	1,568	849	3,315
Income (loss) before income taxes	(7,852)	15,824	(4,060)
Income tax provision	(3,406)	(2,933)	(5,480)
Net income (loss)	$(11,258)	$12,891	$(9,540)

Net income (loss) per share:
Basic	$(0.18)	$0.20	$(0.15)
Diluted	(0.18)	0.20	(0.15)

Weighted average number of common shares outstanding:
Basic	62,004	62,690	61,638
Diluted	62,004	63,152	61,638
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(11,258)	$12,891	$(9,540)

Other comprehensive income (loss):
Currency translation adjustments	(9,548)	8,957	(12,977)
Other	—	—	67
Total other comprehensive income (loss)	(9,548)	8,957	(12,910)
Comprehensive income (loss)	$(20,806)	$21,848	$(22,450)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2024	December 31, 2023

ASSETS

Current assets:
Cash and cash equivalents	$65,363	$47,111
Accounts receivable, net	194,336	203,211
Inventories, net	214,836	202,027
Prepaid expenses and other current assets	23,691	35,648
Total current assets	498,226	487,997

Property, plant, and equipment, net	266,871	280,389
Operating lease assets, net	19,537	21,970
Goodwill, net	69,709	79,867
Other intangible assets, net	125,862	153,010
Other noncurrent assets	24,903	23,253
Total assets	$1,005,108	$1,046,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$633	$627
Accounts payable	57,708	67,546
Accrued liabilities	36,861	44,227
Current operating lease liabilities	7,284	6,880
Income taxes payable	2,818	1,233
Deferred revenue	52,399	36,757
Total current liabilities	157,703	157,270

Long-term debt	124,654	135,502
Long-term operating lease liabilities	17,989	18,346
Deferred income taxes	5,350	7,717
Other noncurrent liabilities	18,758	18,106
Total liabilities	324,454	336,941

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 78,605,848 shares and 77,218,765 shares issued, respectively	786	772
Additional paid-in capital	1,137,949	1,129,240
Retained earnings	273,660	284,918
Accumulated other comprehensive loss	(79,532)	(69,984)
Treasury stock, at cost, 17,112,853 and 13,892,049 shares, respectively	(652,209)	(635,401)
Total stockholders’ equity	680,654	709,545
Total liabilities and stockholders’ equity	$1,005,108	$1,046,486
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	$739	$1,105,135	$281,567	$(66,031)	$(625,584)	$695,826
Net loss	—	—	(9,540)	—	—	(9,540)
Currency translation adjustment (excluding intercompany advances)	—	—	—	(15,258)	—	(15,258)
Currency translation adjustment on intercompany advances	—	—	—	2,281	—	2,281
Other comprehensive income	—	—	—	67	—	67
Issuance of common stock in connection with settlement of disputes with seller of GEODynamics, Inc.	19	10,313	—	—	—	10,332
Stock-based compensation expense	8	6,844	—	—	—	6,852
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,002)	(1,002)
Balance, December 31, 2022	766	1,122,292	272,027	(78,941)	(626,586)	689,558
Net income	—	—	12,891	—	—	12,891
Currency translation adjustment (excluding intercompany advances)	—	—	—	6,822	—	6,822
Currency translation adjustment on intercompany advances	—	—	—	2,135	—	2,135
Stock-based compensation expense	6	6,948	—	—	—	6,954
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(1,948)	(1,948)
Stock repurchases	—	—	—	—	(6,867)	(6,867)
Balance, December 31, 2023	772	1,129,240	284,918	(69,984)	(635,401)	709,545
Net loss	—	—	(11,258)	—	—	(11,258)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(2,768)	—	(2,768)
Currency translation adjustments on intercompany advances	—	—	—	(6,780)	—	(6,780)
Stock-based compensation expense	14	8,709	—	—	—	8,723
Surrender of stock to settle taxes on restricted stock awards	—	—	—	—	(2,596)	(2,596)
Stock repurchases	—	—	—	—	(14,212)	(14,212)
Balance, December 31, 2024	$786	$1,137,949	$273,660	$(79,532)	$(652,209)	$680,654
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,258)	$12,891	$(9,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	54,708	60,778	67,334
Impairment of goodwill	10,000	—	—
Impairments of intangible assets	10,787	—	—
Impairments of operating lease assets	3,767	—	—
Stock-based compensation expense	8,723	6,954	6,852
Amortization of deferred financing costs	1,497	1,798	1,886
Deferred income tax provision (benefit)	(2,356)	226	2,020
Gains on disposals of assets	(18,333)	(4,075)	(2,856)
Gains on extinguishment of convertible senior notes	(515)	—	(176)
Other, net	(452)	(1,001)	2,066
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	5,191	17,132	(35,443)
Inventories	(14,704)	(19,793)	(17,364)
Accounts payable and accrued liabilities	(19,382)	(11,743)	18,183
Deferred revenue	15,642	(8,033)	1,554
Other operating assets and liabilities, net	2,579	1,441	(1,654)
Net cash flows provided by operating activities	45,894	56,575	32,862

Cash flows from investing activities:
Capital expenditures	(37,508)	(30,653)	(20,266)
Proceeds from disposition of property and equipment	5,594	5,253	5,877
Proceeds from disposition of assets held for sale	35,070	—	—
Acquisition of business, net of cash acquired	—	—	(8,125)
Other, net	(454)	(186)	(211)
Net cash flows provided by (used in) investing activities	2,702	(25,586)	(22,725)

Cash flows from financing activities:
Revolving credit facility borrowings	22,739	35,816	10,090
Revolving credit facility repayments	(22,739)	(35,816)	(10,090)
Purchases of 4.75% convertible senior notes	(10,846)	—	—
Repayment of 1.50% convertible senior notes	—	(17,315)	(8,450)
Payment of promissory note to seller of GEODynamics, Inc.	—	—	(10,000)
Other debt and finance lease repayments	(652)	(457)	(732)
Payment of financing costs	(1,178)	(128)	(105)
Purchases of treasury stock	(14,212)	(6,867)	—
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,596)	(1,948)	(1,002)
Net cash flows used in financing activities	(29,484)	(26,715)	(20,289)

Effect of exchange rate changes on cash and cash equivalents	(860)	819	(682)
Net change in cash and cash equivalents	18,252	5,093	(10,834)
Cash and cash equivalents, beginning of period	47,111	42,018	52,852
Cash and cash equivalents, end of period	$65,363	$47,111	$42,018

Cash paid for:
Interest	$7,439	$7,867	$8,339
Income taxes, net	3,847	1,263	534
The accompanying notes are an integral part of these financial statements.

Table of Contents
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
The Company operates through three business segments – Offshore Manufactured Products, Completion and Production Services (previously referred to as Well Site Services) and Downhole Technologies – and, through its subsidiaries, is a leading provider of specialty products and services to oil and gas and industrial companies around the world. The Company operates in a substantial number of the world’s active resource intensive regions, including: onshore and offshore United States, West Africa, the North Sea, the Middle East, South America and Southeast and Central Asia.
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. Historical segment financial data and disaggregated revenue information as of and for the years ended December 31, 2023 and 2022, as presented in Note 14, “Segments and Related Information,” were conformed with the 2024 segment presentation. Additionally, following the sale of its remaining U.S. land-based drilling rigs and the exit of the flowback and well testing service offering in the third quarter of 2024, the Company’s Well Site Services segment name was changed to the Completion and Production Services segment.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes (as defined below), on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of December 31, 2024 was $121.7 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $123.5 million.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Following the goodwill impairments recognized by the Company in 2020 and 2024, only the Offshore Manufactured Products segment has remaining goodwill. The Company’s December 1, 2024 qualitative assessment identified no events or changes in circumstances which indicated that, more likely than not, the $70 million carrying value of goodwill on the balance sheet of the Offshore Manufactured Products segment was not recoverable. The Company’s December 1, 2023 and 2022

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
assessments of goodwill for impairment indicated that the fair value of the Offshore Manufactured Products reporting unit was greater than its carrying amount at each date and no impairments were required in either period.
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
As further discussed in Note 4, “Asset Impairments and Other Charges and Credits” and Note 8, “Operating Leases,” the Company recognized non-cash operating lease impairments, associated with the closure of certain facilities, totaling $3.8 million in 2024 to reduce the carrying value of the related operating lease assets to their estimated realizable value. Additionally, the Company recognized non-cash intangible impairment charges of $10.8 million associated with the exit of a service offering.
During 2024, events and circumstances also indicated that the long-lived tangible and intangible assets of an asset group within the Downhole Technologies segment (totaling $147 million as of December 31, 2024) may not be recoverable. Management assessed the carrying value of the long-lived assets of this group by comparing its estimates of undiscounted future cash flows to the carrying value of the assets. This assessment indicated that the asset group’s long-lived assets were recoverable. Accordingly, no additional long-lived asset impairment losses were recorded in 2024. However, management actions, competitive market conditions or industry cyclicality and downturns may result in future changes to the Company’s estimates of projected cash flows, or their timing, and could potentially cause future impairment to the values of its long-lived assets, including finite-lived intangible assets.
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
Research and Development Costs
Costs incurred internally in researching and developing products are charged to expense until technological feasibility has been established for the product. Research and development expenses totaled $5.2 million, $4.5 million and $3.5 million in 2024, 2023 and 2022, respectively, and are reported within cost of revenues in the accompanying consolidated statements of operations.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Foreign Currency and Other Comprehensive Loss
A portion of revenues, earnings and net investments in operations outside the United States are exposed to changes in currency exchange rates. The Company seeks to manage its currency exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. In order to reduce exposure to fluctuations in currency exchange rates, the Company may enter into currency exchange agreements with financial institutions. As of December 31, 2024 and 2023, the Company had no outstanding foreign currency forward purchase contracts.
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
The Company’s performance obligations may be satisfied at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 33%, 34% and 35% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of the Company’s revenue recognized at a point in time is derived from short-term contracts for standard products. Revenue on these contracts is recognized when control over the product has transferred to the customer. Indicators the Company considers in determining when transfer of control to the customer occurs include: right to payment for the product, transfer of legal title to the customer, transfer of physical possession of the product, transfer of risk and customer acceptance of the product.
Revenues from products and services transferred to customers over time accounted for approximately 67%, 66% and 65% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The majority of the Company’s revenue recognized over time is for services provided under short-term contracts, with revenue recognized as the customer receives and consumes the services. In addition, the Company manufactures certain products to individual customer specifications under short-term contracts for which control passes to the customer as the performance obligations are fulfilled and for which revenue is recognized over time.
For significant project-related contracts involving custom engineered products within the Offshore Manufactured Products segment (also referred to as “project-driven products”), revenues are typically recognized over time using an input measure such as the percentage of costs incurred to date relative to total estimated costs at completion for each contract (cost-to-cost method). Contract costs include labor, material and overhead. Management believes this method is the most appropriate measure of progress on large contracts. Billings on such contracts in excess of costs incurred and estimated profits are classified as a contract liability (deferred revenue). Costs incurred and estimated profits in excess of billings on these contracts are recognized as a contract asset (a component of accounts receivable).
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
As of December 31, 2024, the Company had $209.4 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 54% of this remaining backlog is expected to be recognized as revenue in 2025 and the balance thereafter.
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.
As of December 31, 2024, the Company’s total investment in foreign subsidiaries (except for its Canadian and Cyprus operations) is considered to be permanently reinvested outside of the United States. The Company accounts for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned.
The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset will not be realized. This assessment requires analysis of changes in tax laws as well as available positive and negative evidence, including consideration of losses in recent years, reversals of temporary differences, forecasts of future income and assessment of future business and tax planning strategies. During 2024, 2023 and 2022, the Company recorded adjustments to valuation allowances primarily with respect to foreign and U.S. state net operating loss (“NOL”) carryforwards, U.S. tax credit carryforwards and other deferred tax assets.
The calculation of tax liabilities involves assessing uncertainties regarding the application of complex tax regulations. The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not to be sustained upon examination by taxing authorities. Recognized income tax positions are measured as the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Guarantees
During the ordinary course of business, the Company also provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2024, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements (letters of credit) was $15.9 million. The Company has not recorded any liability in connection with these guarantee arrangements. The Company does not believe, based on historical experience and information currently available, that it is likely that any material amounts will be required to be paid under these guarantee arrangements.
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
The Company has expanded its reportable segment disclosures provided in Note 14, “Segments and Related Information,” in accordance with the FASB guidance (“Accounting Standards Update 2023-07”) issued in November 2023.
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
The E-Flow transaction was accounted for using the acquisition method of accounting, based on the Company’s estimates of the fair value of assets acquired (primarily long-lived intangible assets and goodwill) and liabilities assumed in the acquisition. E-Flow’s results of operations have been included in the Company’s consolidated financial statements and have been reported within the Offshore Manufactured Products segment subsequent to the closing of the acquisition.
4.    Asset Impairments and Other Charges and Credits
In 2023, the Company implemented initiatives to reduce future costs, which continued throughout 2024. These management actions included the consolidation, relocation and exit of certain manufacturing and service locations, the exit of certain service offerings, reductions in the Company’s workforce in the United States as well as the realignment of operations within two of the Company’s reportable segments. The Company has also incurred legal and other related costs to enforce certain patents related to its proprietary technologies. As a result of these events, actions and assessments, the Company recorded the following charges and credits in 2024 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Impairments of:
Goodwill	$—	$—	$10,000	$—	$10,000
Intangible assets	—	10,787	—	—	10,787
Operating lease assets	—	3,280	487	—	3,767
Facility consolidation and exit, and other charges	3,364	7,442	123	34	10,963
Patent defense costs	—	2,753	—	—	2,753
Gains on disposition of property held for sale	—	—	—	(15,316)	(15,316)
Gains on extinguishment of debt	—	—	—	(515)	(515)
Pre-tax totals	$3,364	$24,262	$10,610	$(15,797)	22,439
Income tax provision					430
After-tax total					$22,009

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During 2024, in response to further reductions in customer activity in the United States, management made strategic decisions to exit its underperforming flowback and well testing service offering and sell the related equipment and inventory. Management also decided to exit eight leased facilities. As a result of these events and actions, the Company recorded non-cash intangible asset (customer relationships and tradenames) impairment charges of $10.8 million associated with the exit of this service offering and operating lease impairments of $3.8 million related to facility closures. Additionally, the equipment and inventory of the exited service offering in the Completion and Production Services segment was reclassified to assets held for sale, and transferred from property, plant and equipment and inventory to prepaid and other current assets. The carrying value of assets held for sale totaled $6.5 million as of December 31, 2024.
During 2023, the Offshore Manufactured Products segment recognized facility consolidation charges totaling $2.5 million in connection with the ongoing consolidation and relocation of certain manufacturing and service facilities and the relocation of related equipment, which is included in “Other operating income, net.” Additionally, during 2023, the Completion and Production Services segment recognized $0.6 million in costs associated with the defense of certain patents, which are included in “Selling, general and administrative expense.”
In 2022, the Offshore Manufactured Products segment settled outstanding litigation against certain service providers in exchange for cash totaling $6.9 million. In connection with this settlement, the Company recognized a gain of $6.1 million (net of legal and other related costs) in 2022, which is included in “other operating income, net.”
5.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of December 31, 2024 and 2023 is presented below (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net:
Trade	$128,167	$128,405
Unbilled revenue	22,242	27,756
Contract assets	40,101	46,746
Other	6,440	4,801
Total accounts receivable	196,950	207,708
Allowance for doubtful accounts	(2,614)	(4,497)
	$194,336	$203,211

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	2%

	December 31, 2024	December 31, 2023
Deferred revenue (contract liabilities)	$52,399	$36,757
As of December 31, 2024, accounts receivable, net in the United States and the United Kingdom represented 61% and 19%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of December 31, 2024. A summary of activity in allowance for doubtful accounts for the years ended December 31, 2024, 2023 and 2022 is provided in Note 16, “Valuation Allowances.”
For the majority of contracts with customers, the Company receives payments based upon established contractual terms as products are delivered and services are performed. The Company’s larger project-related contracts within the Offshore Manufactured Products segment often provide for customer payments as milestones are achieved.
Contract assets relate to the Company’s right to consideration for work completed but not billed as of December 31, 2024 and 2023 on certain project-related contracts within the Offshore Manufactured Products segment. Contract assets are transferred to unbilled or trade receivables when the right to consideration becomes unconditional. Contract liabilities primarily relate to advance consideration from customers (i.e. milestone payments) for contracts for project-driven products as well as others which require significant advance investment in materials. Consistent with industry practice, the Company classifies

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the consolidated balance sheets in a net asset (contract asset) or liability (deferred revenue) position on a contract-by-contract basis at the end of each reporting period. In the normal course of business, the Company also receives advance consideration from customers on many other short-term, smaller product and service contracts which is deferred and recognized as revenue once the related performance obligation is satisfied.
For the year ended December 31, 2024, the $6.6 million net decrease in contract assets was primarily attributable to $45.3 million transferred to accounts receivable, which was partially offset by $38.5 million in revenue recognized during the period. Deferred revenue (contract liabilities) increased by $15.6 million in 2024, primarily reflecting $32.5 million in new customer billings which were not recognized as revenue during the year, partially offset by the recognition of $16.5 million of revenue that was deferred at the beginning of the period.
For the year ended December 31, 2023, the $4.1 million net increase in contract assets was primarily attributable to $44.3 million in revenue recognized during the year, which was partially offset by $40.2 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $8.0 million in 2023, primarily reflecting the recognition of $17.6 million of revenue that was deferred at the beginning of the period, partially offset by $9.3 million in new customer billings which were not recognized as revenue during the year.

	December 31, 2024	December 31, 2023
Inventories, net:
Finished goods and purchased products	$110,850	$103,599
Work in process	34,539	30,546
Raw materials	108,421	109,627
Total inventories	253,810	243,772
Allowance for excess or obsolete inventory	(38,974)	(41,745)
	$214,836	$202,027

	Estimated Useful Life (years)			December 31, 2024	December 31, 2023
Property, plant and equipment, net:
Land				$28,721	$30,624
Buildings and leasehold improvements	1	–	40	219,990	221,803
Machinery and equipment	2	–	28	240,955	246,522
Completion-related equipment	2	–	10	134,593	159,110
Office furniture and equipment	1	–	10	36,128	36,115
Vehicles	3	–	10	47,315	52,140
Construction in progress				26,846	7,829
Property, plant and equipment				$734,548	$754,143
Accumulated depreciation				(467,677)	(473,754)
				$266,871	$280,389
During 2024, certain equipment inventory in the Completion and Production Services segment was reclassified as held for sale assets, and transferred from property, plant and equipment, and inventory, to prepaid and other current assets. The carrying value of these assets totaled $6.5 million as of December 31, 2024.
During 2023, certain facilities in the Offshore Manufactured Products segment were reclassified as held for sale assets, and transferred from property, plant and equipment to prepaid and other current assets. These facilities were sold in 2024. The carrying value of these facilities totaled $17.2 million as of December 31, 2023.
Additionally, the Company sold certain idle facilities and equipment and retired other fully-depreciated completion-related equipment during 2024 and 2023.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $38.3 million, $43.6 million and $47.0 million, respectively.

	December 31, 2024	December 31, 2023
Other noncurrent assets:
Deferred compensation plan	$18,245	$17,255
Deferred financing costs	1,619	1,109
Deferred income taxes	1,964	2,211
Other	3,075	2,678
	$24,903	$23,253

	December 31, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$22,350	$27,131
Accrued taxes, other than income taxes	1,234	2,076
Insurance liabilities	3,383	3,839
Accrued interest	1,555	1,690
Accrued commissions	3,237	3,060
Other	5,102	6,431
	$36,861	$44,227
6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Offshore Manufactured Products	Downhole Technologies	Total
Balance as of December 31, 2022(1)	$79,282	—	79,282
Foreign currency translation	585	—	585
Balance as of December 31, 2023(1)	79,867	—	79,867
Goodwill associated with transferred operations(2)	(10,000)	10,000	—
Impairment of goodwill(2)	—	(10,000)	(10,000)
Foreign currency translation	(158)	—	(158)
Balance as of December 31, 2024(1)	$69,709	$—	$69,709
____________________
(1)Net of accumulated impairment losses of $96.5 million as of December 31, 2024 and $86.5 million as of December 31, 2023 and 2022.
(2)For further discussion, see Note 2 “Summary of Significant Accounting Policies.”

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Intangible Assets
The following table presents the gross carrying amount and the related accumulated amortization for major intangible asset classes as of December 31, 2024 and 2023 (in thousands):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$122,859	$55,534	$67,325	$141,342	$56,499	$84,843
Patents/Technology/Know-how	70,206	39,699	30,507	70,113	34,541	35,572
Tradenames and other	47,729	19,699	28,030	52,505	19,910	32,595
	$240,794	$114,932	$125,862	$263,960	$110,950	$153,010
Amortization expense was $16.4 million, $17.2 million and $20.3 million in the years ended December 31, 2024, 2023 and 2022, respectively. The weighted average remaining amortization period for finite-lived intangible assets was 9.5 years as of December 31, 2024 and 10.0 years as of December 31, 2023. Amortization expense is expected to total approximately $15 million in 2025 through 2027, $14 million in 2028 and $13 million in 2029.
As further discussed in Note 4, “Asset Impairments and Other Charges and Credits,” during 2024 the Company made a strategic decision to exit an underperforming service offering within the Completion and Production Services segment. As a result of this action, the segment recognized non-cash impairment charges of $9.1 million related to customer relationships and $1.7 million related to tradenames. In 2023, no impairment of other intangible assets was required.
7.    Long-term Debt
As of December 31, 2024 and 2023, long-term debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Revolving credit facility(1)	$—	$—
2026 Notes(2)	122,505	133,037
Other debt and finance lease obligations	2,782	3,092
Total debt	125,287	136,129
Less: Current portion	(633)	(627)
Total long-term debt	$124,654	$135,502
____________________
(1)Unamortized deferred financing costs of $1.6 million and $1.1 million as of December 31, 2024 and December 31, 2023, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $123.5 million and $135.0 million as of December 31, 2024 and December 31, 2023, respectively.
Scheduled maturities of total debt as of December 31, 2024, are as follows (in thousands):

2025	633
2026	123,085
2027	613
2028	656
2029	48
Thereafter	252
$125,287

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
As of December 31, 2024, the Company had no borrowings outstanding under the ABL Facility and $15.9 million of outstanding letters of credit. The total amount available to be drawn as of December 31, 2024 was $57.2 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of December 31, 2024, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The following table provides a summary of the Company's purchases of outstanding 2026 Notes during the year ended December 31, 2024, with non-cash gains reported within other income, net (in thousands):

	Principal Amount	Carrying Value of Liability	Cash Paid	Non-cash Pre-tax Gains Recognized
Year Ended December 31, 2024	$11,500	$11,361	$10,846	$515
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
common stock. As of December 31, 2024, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
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
8. Operating Leases
Operating Lease Assets
The following table presents the carry value of operating lease assets in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating lease assets, net	$19,537	$21,970
Operating lease asset additions are offset by a corresponding increase to operating lease liabilities and do not impact the consolidated statement of cash flows at commencement. The non-cash effect of operating lease additions in 2024, 2023 and 2022 totaled $1.1 million, $1.3 million and $0.4 million, respectively.
The following table provides details regarding the components of operating lease expense based on the initial term of underlying agreements for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Operating lease expense components:
Leases with initial term of greater than 12 months	$8,588	$8,481	$8,325
Leases with initial term of 12 months or less	4,159	4,852	4,718
Total operating lease expense	$12,747	$13,333	$13,043
During 2024, the Completion and Production Services and Downhole Technologies segments recognized non-cash operating lease asset impairment charges of $3.3 million and $0.5 million, respectively, associated with the closure of certain leased facilities. For further discussion, see Note 4, “Asset Impairments and Other Charges and Credits.”

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Operating Lease Liabilities
The following table provides the scheduled maturities of operating lease liabilities as of December 31, 2024 (in thousands):

2025	$8,797
2026	6,807
2027	5,712
2028	4,248
2029	2,459
Thereafter	1,329
Total lease payments	29,352
Less: Imputed interest	(4,079)
Present value of operating lease liabilities	25,273
Less: Current portion	(7,284)
Total long-term operating lease liabilities	$17,989

Weighted-average remaining lease term (years)	4.0
Weighted-average discount rate	6%
9.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during 2024 and 2023 (in thousands):

	Issued	Treasury Stock	Outstanding
Shares of common stock outstanding – December 31, 2022	76,588	12,684	63,904
Restricted stock awards, net of forfeitures	631	—	631
Shares withheld for taxes on vesting of stock awards	—	206	(206)
Purchases of treasury stock	—	1,002	(1,002)
Shares of common stock outstanding – December 31, 2023	77,219	13,892	63,327
Restricted stock awards, net of forfeitures	1,387	—	1,387
Shares withheld for taxes on vesting of stock awards	—	411	(411)
Purchases of treasury stock	—	2,810	(2,810)
Shares of common stock outstanding – December 31, 2024	78,606	17,113	61,493
As of December 31, 2024 and 2023, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
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
During the year ended December 31, 2024, the Company purchased 2.8 million shares of common stock under the programs at a total cost of $14.2 million. The amount remaining under the Company’s current share repurchase authorization as of December 31, 2024 was $41.3 million.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss increased from $70.0 million at December 31, 2023 to $79.5 million at December 31, 2024. For the years ended December 31, 2024 and 2023, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the year ended December 31, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 22%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $9.5 million. During the year ended December 31, 2023, the exchange rates for the British pound and the Brazilian real strengthened by 6% and 8%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $9.0 million.
10.    Income Taxes
Consolidated income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	2024	2023	2022
United States	$(27,024)	$3,793	$(22,489)
Foreign	19,172	12,031	18,429
Total	$(7,852)	$15,824	$(4,060)
Components of income tax provision for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	2024	2023	2022
Current:
United States	$—	$—	$155
U.S. state	555	1,135	1,191
Foreign	5,207	1,572	2,114
	5,762	2,707	3,460
Deferred:
United States	(1,822)	2,061	266
U.S. state	(281)	(721)	(12)
Foreign	(253)	(1,114)	1,766
	(2,356)	226	2,020
Total income tax provision	$3,406	$2,933	$5,480

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the U.S. statutory income tax provision (benefit) to the total income tax provision for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
U.S. statutory income tax provision (benefit)	$(1,649)	$3,323	$(853)
Impairment of goodwill	1,619	—	—
Effect of foreign income taxed at different rates	1,400	(425)	1,895
Foreign income subject to U.S. taxes	1,214	931	1,876
Utilization of U.S. foreign tax credits	(1,373)	(1,460)	(291)
State income taxes, net of federal benefits	502	962	89
Changes in valuation allowances against tax assets (see Note 16)	760	(2,010)	19
Non-deductible compensation	1,449	1,390	627
Other, net	(516)	222	2,118
Total income tax provision	$3,406	$2,933	$5,480
The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Foreign tax credit carryforwards	$3,423	$12,614
Net operating loss carryforwards	14,147	21,065
R&D credit carryforwards	3,880	2,895
Inventories	8,456	11,523
Operating lease liabilities	4,337	4,334
Employee benefits	4,292	4,442
Deferred revenue	8,088	6,437
Other	7,835	7,569
Gross deferred tax asset	54,458	70,879
Valuation allowance (see Note 16)	(22,088)	(29,638)
Net deferred tax asset	32,370	41,241
Deferred tax liabilities:
Property, plant and equipment	(8,895)	(14,337)
Intangible assets	(21,009)	(26,542)
Operating lease assets	(3,108)	(3,632)
Other	(2,744)	(2,236)
Deferred tax liability	(35,756)	(46,747)
Net deferred tax liability	$(3,386)	$(5,506)

	2024	2023
Balance sheet classification:
Other non-current assets	$1,964	$2,211
Deferred tax liability	(5,350)	(7,717)
Net deferred tax liability	$(3,386)	$(5,506)
The Company had U.S. state NOL carryforwards as of December 31, 2024 totaling $161.1 million, of which $8.9 million were attributable to the acquired GEODynamics operations and subject to certain limitation provisions. As of December 31, 2024, the Company had NOL carryforwards related to certain of its international operations totaling $27.9 million, of which $7.4 million can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company had recorded valuation allowances of $13.9 million and $17.7 million, respectively, primarily with respect to foreign and U.S. state NOL carryforwards.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2024 and 2023, the Company’s foreign tax credit carryforwards totaled $3.4 million and $12.6 million, respectively. During 2024 and 2023, $4.3 million and $5.0 million, respectively, of the Company’s foreign tax credits expired, and the offsetting valuation allowances were reduced. The remaining foreign tax credits will expire, if unused, in varying amounts from 2025 to 2029. As of December 31, 2024 and 2023, the Company had recorded valuation allowances of $3.4 million and $11.9 million, respectively, with respect to foreign tax credit carryforwards.
As of December 31, 2024 and 2023, the Company’s U.S. research and development tax credit carryforwards totaled $3.9 million and $2.9 million, respectively, which will expire, if unused, between 2032 and 2044. As of December 31, 2024, the Company had a valuation allowance of $2.0 million (nil as of December 31, 2023) with respect to research and development tax credit carryforwards.
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
Tax years subsequent to 2013 (except for 2016) remain open to U.S. federal tax audit. Foreign subsidiary federal tax returns subsequent to 2018 are subject to audit by various foreign tax authorities.
The total amount of unrecognized tax benefits as of December 31, 2024 and 2023 was nil. The Company accrues interest and penalties related to unrecognized tax benefits as a component of the Company’s provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest expense or penalties.
11.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Numerators:
Net income (loss)	$(11,258)	$12,891	$(9,540)
Less: Income attributable to unvested restricted stock awards	—	(251)	—
Numerator for basic net income (loss) per share	(11,258)	12,640	(9,540)
Effect of dilutive securities:
Unvested restricted stock awards	—	2	—
Numerator for diluted net income (loss) per share	$(11,258)	$12,642	$(9,540)

Denominators:
Weighted average number of common shares outstanding	63,497	63,934	62,842
Less: Weighted average number of unvested restricted stock awards outstanding	(1,493)	(1,244)	(1,204)
Denominator for basic net income (loss) per share	62,004	62,690	61,638
Effect of dilutive securities:
Performance share units	—	462	—
Denominator for diluted net income (loss) per share	62,004	63,152	61,638

Net income (loss) per share:
Basic	$(0.18)	$0.20	$(0.15)
Diluted	(0.18)	0.20	(0.15)
The calculation of diluted net income (loss) per share for the years ended December 31, 2024, 2023 and 2022 excluded 88 thousand shares, 172 thousand shares and 277 thousand shares, respectively, issuable pursuant to outstanding stock options, due to their antidilutive effect. Additionally, shares issuable upon conversion of the 2026 Notes were excluded due to, among other factors, the Company’s share price.

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
Stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 totaled $8.7 million, $7.0 million and $6.9 million, respectively.
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
The following table presents changes in restricted stock awards and related information for the year ended December 31, 2024 (shares in thousands):

	Service-based Restricted Stock		Performance- and Service-based Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Total Number of Restricted Shares and Units
Unvested, December 31, 2023	1,233	$7.74	927	$7.17	2,160
Granted	993	5.88	317	5.77	1,310
Performance adjustment(1)	—	—	233	5.12	233
Vested	(663)	7.36	(444)	6.87	(1,107)
Forfeited	(50)	6.69	—	—	(50)
Unvested, December 31, 2024	1,513	$6.72	1,033	$6.41	2,546
____________________
(1)Reflects an adjustment to the number of shares issuable upon vesting of the 2022 performance-based stock awards.
The total fair value of restricted stock awards that vested in 2024, 2023 and 2022 was $4.9 million, $4.7 million and $5.5 million, respectively. As of December 31, 2024, there was $7.3 million of total compensation costs related to unvested restricted stock awards not yet recognized, which is expected to be recognized over a weighted average vesting period of 1.4 years.
As of December 31, 2024, approximately 2.0 million shares were available for future grant under the Company’s Amended and Restated Equity Participation Plan.
Long-Term Cash Incentive Awards
The Company issued conditional long-term cash incentive awards (“Cash Awards”) totaling $1.5 million in both 2024 and 2023. The performance measure for these Cash Awards is relative total stockholder return compared to a peer group of companies measured over a three-year period. The ultimate dollar amount to be awarded for each annual grant ranges from zero to a maximum of $3.1 million, but is limited to the targeted award value if the Company’s total stockholder return is negative over the respective performance period. Obligations related to these Cash Awards are classified as liabilities and recognized over the vesting period.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13. Retirement Plans
Defined Contribution Plans
The Company sponsors defined contribution plans, including a 401(k) retirement savings plan (the “401(k) Plan”). Participation in these plans is available to substantially all employees. Effective January 1, 2022, the Company resumed matching contributions to the Company’s 401(k) Plan and Deferred Compensation Plan (defined below) – which were suspended in 2020 in response to the significant decline in industry activity levels due to the COVID-19 pandemic. The Company recognized expenses of $6.3 million, $7.0 million and $3.4 million primarily related to matching contributions under its various defined contribution plans during the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
The Company also maintains a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) that permits eligible directors and employees to elect to defer the receipt of all or a portion of their directors’ fees or salary and annual bonuses. The Deferred Compensation Plan permits the Company to make discretionary contributions to an employee’s account. Since inception of the plan, this discretionary contribution provision has been limited to a matching of the employee’s contributions on a basis equivalent to matching permitted under the Company’s 401(k) Plan, but not subject to the IRS limitations on match-eligible compensation. The vesting of Company contributions to participant accounts is equivalent to the vesting requirements of the Company’s 401(k) Plan. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (the “Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the ability to direct the plan administrator to invest the assets in their individual accounts, including any discretionary contributions made by the Company, in a selection of funds consistent with those in the Company’s 401(k) Plan. Distributions from the Deferred Compensation Plan are made in cash based upon the participants’ specific deferral payment elections. As of December 31, 2024, Trust assets and amounts payable to plan participants totaled $18.2 million, which are classified as “other noncurrent assets” and “other noncurrent liabilities” in the Company’s consolidated balance sheet. The fair value of the investments held by the Trust was based on quoted market prices in active markets (a Level 1 fair value measurement).
14.    Segments and Related Information
The Company’s three reportable segments represent strategic components that are managed separately as each business requires different technologies and marketing strategies. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. The CODM uses segment operating income (loss) to assess segment performance and enable decisions regarding strategic initiatives, capital investments and personnel across the three segments. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Offshore Manufactured Products segment designs, manufactures and markets capital equipment utilized on floating production systems, subsea pipeline infrastructure, and offshore drilling rigs and vessels, along with short-cycle and other products. Driven principally by longer-term customer investments for offshore oil and natural gas projects, project-driven product revenues include flexible bearings, advanced connector systems, high-pressure riser systems, managed pressure drilling systems, deepwater mooring systems, cranes, subsea pipeline products and blow-out preventer stack integration. Other products manufactured and offered by the segment include a variety of products for use in industrial, military, alternative energy and other applications outside the oil and gas industry. The segment also offers a broad line of complementary, value-added services including specialty welding, fabrication, cladding and machining services, offshore installation services, and inspection and repair services.
The Completion and Production Services segment provides a broad range of equipment and services that are used to establish and maintain the flow of oil and natural gas from a well throughout its life cycle. In this segment, operations primarily include completion-focused equipment and services and, to a much lesser extent, land drilling services in the United States (prior to the sale of its remaining drilling rigs in August 2024). The segment provides solutions to its customers using its completion tools and highly-trained personnel throughout its service offerings which include wireline support, frac stacks, isolation tools, downhole and extended reach activity, and well testing and flowback operations (prior to the exit of the services offering in the third quarter of 2024).

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Downhole Technologies segment primarily provides oil and gas perforation systems and downhole tools in support of completion, intervention, wireline and well abandonment operations. This segment designs, manufactures and markets its consumable engineered products to oilfield service as well as exploration and production companies, which are completing complex wells with longer lateral lengths, increased frac stages and more perforation clusters to increase unconventional well productivity.
Corporate information includes corporate expenses, such as those related to corporate governance, stock-based compensation and other infrastructure support, as well as impacts from corporate-wide decisions for which individual operating units are not evaluated.
Financial information by operating segment for each of the three years ended December 31, 2024, 2023 and 2022, is summarized in the following tables (in thousands):

	Year Ended December 31, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate(4)	Total
Revenues	$397,900	$163,902	$130,786	$—	$692,588

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	279,754	141,393	115,054	—	536,201
Selling, general and administrative expense	37,029	10,813	9,427	37,740	95,009
Depreciation and amortization expense	15,205	22,143	16,808	552	54,708
Impairment of goodwill	—	—	10,000	—	10,000
Impairments of intangible assets	—	10,787	—	—	10,787
Impairments of operating lease assets	—	3,280	487	—	3,767
Other operating (income) loss, net	633	(1,289)	(86)	(15,453)	(16,195)
	332,621	187,127	151,690	22,839	694,277
Operating income (loss)	$65,279	$(23,225)	$(20,904)	$(22,839)	$(1,689)

Capital expenditures	$18,428	$17,920	$1,140	$20	$37,508
Total assets (as of December 31)	$510,374	$152,485	$265,240	$77,009	$1,005,108
________________
(1)Operating income included $3.4 million of facility consolidation and other charges.
(2)Operating loss included $24.3 million of asset impairment, facility consolidation and exit, patent defense and other charges
(3)Operating loss included $10.6 million of asset impairment and other charges
(4)Operating loss included a net gain of $15.3 million associated with the sale of a previously idled facility.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2023
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$381,711	$242,633	$157,939	$—	$782,283

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	274,591	196,158	136,139	—	606,888
Selling, general and administrative expense	34,430	9,417	9,457	40,881	94,185
Depreciation and amortization expense	16,357	25,318	18,467	636	60,778
Other operating (income) loss, net	44	(2,141)	(250)	(385)	(2,732)
	325,422	228,752	163,813	41,132	759,119
Operating income (loss)	$56,289	$13,881	$(5,874)	$(41,132)	$23,164

Capital expenditures	$9,235	$19,125	$1,825	$468	$30,653
Total assets (as of December 31)	$521,923	$191,630	$278,151	$54,782	$1,046,486
________________
(1)Operating income included $2.5 million of facility consolidation and other charges.
(2)Operating income included $0.6 million in costs associated with the defense of certain patents.
(3)Operating loss included $3.2 million in provisions for excess and obsolete inventories.

	Year Ended December 31, 2022
	Offshore Manufactured Products(1)	Completion and Production Services	Downhole Technologies	Corporate	Total
Revenues	$322,370	$231,189	$184,147	$—	$737,706

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	239,433	187,052	152,071	—	578,556
Selling, general and administrative expense	36,351	10,525	9,081	40,081	96,038
Depreciation and amortization expense	17,972	28,564	20,107	691	67,334
Other operating (income) loss, net	(7,083)	183	(14)	(213)	(7,127)
	286,673	226,324	181,245	40,559	734,801
Operating income (loss)	$35,697	$4,865	$2,902	$(40,559)	$2,905

Capital expenditures	$5,069	$12,963	$2,059	$175	$20,266
Total assets	$512,363	$206,632	$299,956	$45,441	$1,064,392
________________
(1)Operating income included a $6.1 million gain on settlement of outstanding litigation.
See Note 4, “Asset Impairments and Other Charges and Credits,” Note 5, “Details of Selected Balance Sheet Accounts,” and Note 8, “Operating Leases” for further discussion of these and other charges and benefits.
No customer individually accounted for greater than 10% of the Company’s 2024, 2023 or 2022 consolidated revenues or individually accounted for greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2024.
The Company’s Offshore Manufactured Products segment has numerous facilities around the world that generate both product and service revenues, and it is common for the segment to provide both installation and other services for products it manufactures. While substantially all depreciation and amortization expense for the Offshore Manufactured Products segment relates to cost of revenues, it does not segregate or capture depreciation or amortization expense between product and service cost. For the Downhole Technologies segment, substantially all depreciation and amortization expense relates to cost of products while substantially all depreciation and amortization expense for the Completion and Production Services segment

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
relates to cost of services. Operating income (loss) excludes equity in net income of unconsolidated affiliates, which is immaterial and not reported separately herein.
The following tables provide supplemental disaggregated revenue from contracts with customers by operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Offshore Manufactured Products			Completion and Production Services			Downhole Technologies
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Project-driven:
Products	$232,867	$235,080	$189,842	$—	$—	$—	$—	$—	$—
Services	123,906	112,742	98,968	—	—	—	—	—	—
Total project-driven	356,773	347,822	288,810	—	—	—	—	—	—
Military and other products	41,127	33,889	33,560	—	—	—	—	—	—
Short-cycle:
Products	—	—	—	—	—	—	128,571	149,581	162,161
Services	—	—	—	163,902	242,633	231,189	2,215	8,358	21,986
Total short-cycle	—	—	—	163,902	242,633	231,189	130,786	157,939	184,147
	$397,900	$381,711	$322,370	$163,902	$242,633	$231,189	$130,786	$157,939	$184,147
Financial information by geographic location for the years ended December 31, 2024, 2023 and 2022, is summarized below (in thousands). Revenues are attributable to countries based on the location of the entity selling the products or performing the services and include export sales. Long-lived assets are attributable to countries based on the physical location of the operations and its operating assets and do not include intercompany receivable balances.

	United States	United Kingdom	Singapore	Other	Total
2024
Revenues from unaffiliated customers	$484,945	$103,814	$38,835	$64,994	$692,588
Long-lived assets	354,487	75,014	16,090	36,388	481,979
2023
Revenues from unaffiliated customers	$594,808	$81,643	$48,131	$57,701	$782,283
Long-lived assets	407,457	79,607	6,485	41,687	535,236
2022
Revenues from unaffiliated customers	$571,008	$82,687	$34,380	$49,631	$737,706
Long-lived assets	443,818	76,377	14,218	41,531	575,944
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

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
16. Valuation Allowances
Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (net of recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2024:
Allowance for doubtful accounts receivable	$4,497	$933	$(2,792)	$(24)	$2,614
Allowance for excess or obsolete inventory	41,745	3,108	(5,804)	(75)	38,974
Valuation allowance on deferred tax assets(1)	29,638	760	(8,023)	(287)	22,088
Year Ended December 31, 2023:
Allowance for doubtful accounts receivable	$5,226	$(336)	$(428)	$35	$4,497
Allowance for excess or obsolete inventory	37,681	5,229	(1,437)	272	41,745
Valuation allowance on deferred tax assets(2)	36,749	(2,010)	(5,020)	(81)	29,638
Year Ended December 31, 2022:
Allowance for doubtful accounts receivable	$4,471	$2,066	$(1,266)	$(45)	$5,226
Allowance for excess or obsolete inventory	40,440	3,739	(5,911)	(587)	37,681
Valuation allowance on deferred tax assets	37,643	19	(1,027)	114	36,749
________________
(1)As further discussed in Note 10, “Income Taxes,” the $8.0 million reduction in the valuation allowance on deferred tax assets in 2024 was primarily attributable to the expiration of foreign tax credit carryforwards as well as reductions in other deferred tax assets.
(2)As further discussed in Note 10, “Income Taxes,” the $5.0 million reduction in the valuation allowance on deferred tax assets was attributable to the expiration of foreign tax credit carryforwards in 2023.