Form 10-Q
period 2025-03-31
OIL STATES INTERNATIONAL, INC
filed 2025-05-01
CIK 1121484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 25, 2025, the number of shares of common stock outstanding was 61,868,817.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Products	$100,551	$94,329
Services	59,387	72,933
	159,938	167,262

Costs and expenses:
Product costs	80,329	75,137
Service costs	42,348	56,814
Cost of revenues (exclusive of depreciation and amortization expense presented below)	122,677	131,951
Selling, general and administrative expense	22,530	22,496
Depreciation and amortization expense	12,025	14,195
Impairment of goodwill	—	10,000
Other operating income, net	(2,933)	(203)
	154,299	178,439
Operating income (loss)	5,639	(11,177)

Interest expense, net	(1,578)	(2,101)
Other income (expense), net	138	(72)
Income (loss) before income taxes	4,199	(13,350)
Income tax provision	(1,041)	(24)
Net income (loss)	$3,158	$(13,374)

Net income (loss) per share:
Basic	$0.05	$(0.21)
Diluted	0.05	(0.21)

Weighted average number of common shares outstanding:
Basic	60,167	62,503
Diluted	60,167	62,503
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$3,158	$(13,374)

Other comprehensive income (loss):
Currency translation adjustments	5,539	(3,027)
Comprehensive income (loss)	$8,697	$(16,401)
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,828	$65,363
Accounts receivable, net	183,539	194,336
Inventories, net	215,702	214,836
Prepaid expenses and other current assets	21,584	23,691
Total current assets	487,653	498,226

Property, plant, and equipment, net	268,021	266,871
Operating lease assets, net	18,406	19,537
Goodwill, net	70,058	69,709
Other intangible assets, net	122,238	125,862
Other noncurrent assets	24,359	24,903
Total assets	$990,735	$1,005,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$620	$633
Accounts payable	49,909	57,708
Accrued liabilities	31,858	36,861
Current operating lease liabilities	7,111	7,284
Income taxes payable	2,071	2,818
Deferred revenue	50,908	52,399
Total current liabilities	142,477	157,703

Long-term debt	124,728	124,654
Long-term operating lease liabilities	16,478	17,989
Deferred income taxes	5,578	5,350
Other noncurrent liabilities	18,063	18,758
Total liabilities	307,324	324,454

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 80,479,690 shares and 78,605,848 shares issued, respectively	805	786
Additional paid-in capital	1,139,768	1,137,949
Retained earnings	276,818	273,660
Accumulated other comprehensive loss	(73,993)	(79,532)
Treasury stock, at cost, 18,606,814 and 17,112,853 shares, respectively	(659,987)	(652,209)
Total stockholders’ equity	683,411	680,654
Total liabilities and stockholders’ equity	$990,735	$1,005,108
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

Three Months Ended March 31, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	$786	$1,137,949	$273,660	$(79,532)	$(652,209)	$680,654
Net income	—	—	3,158	—	—	3,158
Currency translation adjustments (excluding intercompany advances)	—	—	—	3,336	—	3,336
Currency translation adjustments on intercompany advances	—	—	—	2,203	—	2,203
Stock-based compensation expense	19	1,819	—	—	—	1,838
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,432)	(2,432)
Stock repurchases	—	—	—	—	(5,346)	(5,346)
Balance, March 31, 2025	$805	$1,139,768	$276,818	$(73,993)	$(659,987)	$683,411

Three Months Ended March 31, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	$772	$1,129,240	$284,918	$(69,984)	$(635,401)	$709,545
Net loss	—	—	(13,374)	—	—	(13,374)
Currency translation adjustments (excluding intercompany advances)	—	—	—	(895)	—	(895)
Currency translation adjustments on intercompany advances	—	—	—	(2,132)	—	(2,132)
Stock-based compensation expense	13	1,739	—	—	—	1,752
Surrender of stock to settle taxes on stock awards	—	—	—	—	(2,578)	(2,578)
Balance, March 31, 2024	$785	$1,130,979	$271,544	$(73,011)	$(637,979)	$692,318
The accompanying notes are an integral part of these financial statements.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,158	$(13,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,025	14,195
Impairment of goodwill	—	10,000
Stock-based compensation expense	1,838	1,752
Amortization of deferred financing costs	332	513
Deferred income tax provision (benefit)	175	(1,122)
Gains on disposals of assets	(2,189)	(1,245)
Other, net	(442)	(300)
Changes in operating assets and liabilities, net of effect from acquired business:
Accounts receivable	12,382	1,579
Inventories	237	(8,909)
Accounts payable and accrued liabilities	(11,497)	(19,355)
Deferred revenue	(1,491)	4,771
Other operating assets and liabilities, net	(5,233)	135
Net cash flows provided by (used in) operating activities	9,295	(11,360)

Cash flows from investing activities:
Capital expenditures	(9,158)	(10,092)
Proceeds from disposition of property and equipment	1,685	2,295
Proceeds from disposition of assets held for sale	7,500	—
Other, net	(34)	(31)
Net cash flows used in investing activities	(7)	(7,828)

Cash flows from financing activities:
Revolving credit facility borrowings	170	1,894
Revolving credit facility repayments	(170)	(1,894)
Other debt and finance lease repayments	(171)	(154)
Payment of financing costs	(6)	(954)
Purchases of treasury stock	(5,346)	—
Shares added to treasury stock as a result of net share settlements due to vesting of stock awards	(2,432)	(2,578)
Net cash flows used in financing activities	(7,955)	(3,686)

Effect of exchange rate changes on cash and cash equivalents	132	(178)
Net change in cash and cash equivalents	1,465	(23,052)
Cash and cash equivalents, beginning of period	65,363	47,111
Cash and cash equivalents, end of period	$66,828	$24,059

Cash paid for:
Interest	$307	$306
Income taxes, net	708	599
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
The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.
2.    Asset Impairments and Other Charges
In 2024, the Company implemented initiatives to reduce future costs, which are continuing into 2025. These management actions included: the consolidation, relocation and exit of certain manufacturing and service locations; the exit of certain service offerings; reductions in the Company’s workforce in the United States as well as the realignment of operations within two of the Company’s reportable segments. The Company also incurred legal and other related costs to enforce certain patents related to its proprietary technologies in 2024. As a result of these events, actions and assessments, the Company recorded the following charges in 2025 and 2024 (in thousands):

	Offshore Manufactured Products	Completion and Production Services	Downhole Technologies	Corporate	Total
Three Months Ended March 31, 2025
Facility exit charges	$—	$930	$—	$—	$930
Income tax benefit					196
After-tax total					$734

Three Months Ended March 31, 2024
Impairment of goodwill	$—	$—	$10,000	$—	$10,000
Facility consolidation and exit, and other charges	1,463	1,046	—	—	2,509
Pre-tax totals	$1,463	$1,046	$10,000	$—	12,509
Income tax benefit					1,008
After-tax total					$11,501

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
Management uses a combination of valuation methodologies including the income approach and guideline public company comparables. The fair values of each of the Company’s reporting units were determined using significant unobservable inputs (Level 3 fair value measurements). The income approach estimates fair value by discounting the Company’s forecasts of future cash flows by a discount rate (expected return) that a market participant is expected to require on its investment.
Significant assumptions and estimates used in the income approach include, among others, estimated future net annual cash flows and discount rates for each reporting unit, current and anticipated market conditions, estimated growth rates and historical data. These estimates rely upon significant management judgment.
In the first quarter of 2024, certain short-cycle, consumable product operations historically reported within the Offshore Manufactured Products segment (legacy frac plug and elastomer products) were integrated into the Downhole Technologies segment to better align with the underlying activity demand drivers and current segment management structure, as well as provide for additional operational synergies. In connection with this realignment, goodwill of $10.0 million was reassigned from the Offshore Manufactured Products segment to the Downhole Technologies segment based on estimated relative fair values. The Company performed an interim quantitative assessment of goodwill recorded within the Offshore Manufactured Products segment as of February 29, 2024 (prior to realignment) which indicated that the fair value of the reporting unit exceeded its carrying value.
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
The Company performed an annual qualitative assessment of goodwill as of December 1, 2024, which indicated that the fair value of the Offshore Manufactured Products segment was greater than its carrying amount and no additional provision for impairment was required. The Company’s remaining goodwill within the segment totaled approximately $70 million as of March 31, 2025 and December 31, 2024.
3.    Details of Selected Balance Sheet Accounts
Additional information regarding selected balance sheet accounts as of March 31, 2025 and December 31, 2024 is presented below (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net:
Trade	$109,505	$128,167
Unbilled revenue	23,466	22,242
Contract assets	47,870	40,101
Other	5,469	6,440
Total accounts receivable	186,310	196,950
Allowance for doubtful accounts	(2,771)	(2,614)
	$183,539	$194,336

Allowance for doubtful accounts as a percentage of total accounts receivable	1%	1%

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 31, 2025	December 31, 2024
Deferred revenue (contract liabilities)	$50,908	$52,399
As of March 31, 2025, accounts receivable, net in the United States and the United Kingdom represented 65% and 18%, respectively, of the total. No other country or single customer accounted for more than 10% of the Company’s total accounts receivable as of March 31, 2025.
For the three months ended March 31, 2025, the $7.8 million net increase in contract assets was primarily attributable to $20.6 million in revenue recognized during the period, which was partially offset by $12.9 million transferred to accounts receivable. Deferred revenue (contract liabilities) decreased by $1.5 million in the first three months of 2025, primarily reflecting the recognition of $13.0 million of revenue that was deferred at the beginning of the period, partially offset by $10.9 million in new customer billings which were not recognized as revenue during the period.
The following provides a summary of activity in the allowance for doubtful accounts for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Allowance for doubtful accounts – January 1	$2,614	$4,497
Provisions	167	12
Write-offs	(12)	(135)
Other	2	(5)
Allowance for doubtful accounts – March 31	$2,771	$4,369

	March 31, 2025	December 31, 2024
Inventories, net:
Finished goods and purchased products	$111,855	$110,850
Work in process	34,647	34,539
Raw materials	108,565	108,421
Total inventories	255,067	253,810
Allowance for excess or obsolete inventory	(39,365)	(38,974)
	$215,702	$214,836

	March 31, 2025	December 31, 2024
Property, plant and equipment, net:
Property, plant and equipment	$738,354	$734,548
Accumulated depreciation	(470,333)	(467,677)
	$268,021	$266,871
For the three months ended March 31, 2025 and 2024, depreciation expense was $8.3 million and $9.9 million, respectively.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$122,950	$57,406	$65,544	$122,859	$55,534	$67,325
Patents/Technology/Know-how	70,297	40,996	29,301	70,206	39,699	30,507
Tradenames and other	47,739	20,346	27,393	47,729	19,699	28,030
	$240,986	$118,748	$122,238	$240,794	$114,932	$125,862
For the three months ended March 31, 2025 and 2024, amortization expense was $3.8 million and $4.3 million, respectively.

	March 31, 2025	December 31, 2024
Other noncurrent assets:
Deferred compensation plan	$17,640	$18,245
Deferred financing costs	1,490	1,619
Deferred income taxes	1,992	1,964
Other	3,237	3,075
	$24,359	$24,903

	March 31, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$13,398	$22,350
Accrued taxes, other than income taxes	2,354	1,234
Insurance liabilities	3,647	3,383
Accrued interest	3,022	1,555
Accrued commissions	3,540	3,237
Other	5,897	5,102
	$31,858	$36,861
4.    Long-term Debt
As of March 31, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility(1)	$—	$—
2026 Notes(2)	122,702	122,505
Other debt and finance lease obligations	2,646	2,782
Total debt	125,348	125,287
Less: Current portion	(620)	(633)
Total long-term debt	$124,728	$124,654
____________________
(1)Unamortized deferred financing costs of $1.5 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively, are presented in other noncurrent assets.
(2)The outstanding principal amount of the 2026 Notes was $123.5 million as of March 31, 2025 and December 31, 2024.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Revolving Credit Facility
The Company has a senior secured credit facility, which provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”), under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Facility matures on February 16, 2028, with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million.
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
As of March 31, 2025, the Company had no borrowings outstanding under the ABL Agreement and $16.2 million of outstanding letters of credit. The total amount available to be drawn as of March 31, 2025 was $62.1 million, calculated based on the current borrowing base less outstanding borrowings, if any, and letters of credit. As of March 31, 2025, the Company was in compliance with its debt covenants under the ABL Agreement.
2026 Notes
The Company issued $135.0 million aggregate principal amount of its 4.75% convertible senior notes due 2026 (the “2026 Notes”) pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between the Company and Computershare Trust Company, National Association, as successor trustee.
The outstanding 2026 Notes bear interest at a rate of 4.75% per year and will mature on April 1, 2026, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Additional interest and special interest may accrue on the 2026 Notes under certain circumstances as described in the 2026 Indenture. The initial conversion rate is 95.3516 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $10.49 per share of common stock). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the 2026 Indenture. The Company’s intent is to repay the principal amount of the 2026 Notes in cash and settle the conversion feature (if any) in shares of the Company’s common stock. As of March 31, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5.    Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, investments, receivables, payables and debt instruments. The Company believes that the carrying values of these instruments, other than the 2026 Notes, on the accompanying consolidated balance sheets approximate their fair values. The estimated fair value of the 2026 Notes as of March 31, 2025 was $122.1 million based on quoted market prices (a Level 2 fair value measurement), which compares to the principal amount of $123.5 million.
6.    Stockholders’ Equity
Common and Preferred Stock
The following table provides details with respect to the changes to the number of shares of common stock, $0.01 par value, outstanding during the first three months of 2025 (in thousands):

Outstanding
Shares of common stock outstanding – December 31, 2024	61,493
Restricted stock awards, net of forfeitures	1,874
Shares withheld for taxes on vesting of stock awards	(457)
Purchases of treasury stock	(1,037)
Shares of common stock outstanding – March 31, 2025	61,873
As of March 31, 2025 and December 31, 2024, the Company had 25,000,000 shares of preferred stock, $0.01 par value, authorized, with no shares issued or outstanding.
On October 24, 2024, the Company’s Board of Directors terminated the Company’s existing common stock repurchase program and replaced it with a new $50.0 million authorization for the repurchase of the Company’s common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as the Company deems appropriate.
During the three months ended March 31, 2025, the Company purchased 1.0 million shares of common stock under the programs at a total cost of $5.3 million. The amount remaining under the Company’s current share repurchase authorization as of March 31, 2025 was $36.0 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of the Company’s operating segments. Accumulated other comprehensive loss decreased from $79.5 million at December 31, 2024 to $74.0 million at March 31, 2025. For the three months ended March 31, 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil.
During the three months ended March 31, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 3% and 8%, respectively, compared to the U.S. dollar, contributing to other comprehensive income of $5.5 million. During the three months ended March 31, 2024, the exchange rates for the British pound and the Brazilian real weakened by 1% and 3%, respectively, compared to the U.S. dollar, contributing to other comprehensive loss of $3.0 million.
7.    Income Taxes
Income tax provision for the three months ended March 31, 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in the Company’s results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the three months ended March 31, 2025, the Company’s income tax expense was $1.0 million, which included the impact of certain discrete tax items and other non-deductible expenses on pre-tax income of $4.2 million. This compares to an income tax expense of $24 thousand, which included the impact of a $10.0 million goodwill impairment charge (approximately $7.7 million of which was non-deductible), discrete tax items and other non-deductible expenses on a pre-tax loss of $13.4 million for the three months ended March 31, 2024.
8.    Net Income (Loss) Per Share
The table below provides a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerators:
Net income (loss)	$3,158	$(13,374)
Less: Income attributable to unvested restricted stock awards	(114)	—
Numerator for basic net income (loss) per share	3,044	(13,374)
Effect of dilutive securities:
Unvested restricted stock awards	—	—
Numerator for diluted net income (loss) per share	$3,044	$(13,374)

Denominators:
Weighted average number of common shares outstanding	62,049	63,883
Less: Weighted average number of unvested restricted stock awards outstanding	(1,882)	(1,380)
Denominator for basic net income (loss) per share	60,167	62,503
Effect of dilutive securities:
Performance share units	—	—
Denominator for diluted net income (loss) per share	60,167	62,503

Net income (loss) per share:
Basic	$0.05	$(0.21)
Diluted	0.05	(0.21)
Shares issuable upon conversion of the Company’s convertible senior notes were excluded from each period due to, among other factors, the Company’s share price.
9.    Long-Term Incentive Compensation
The following table presents a summary of activity for service-based restricted stock and stock unit awards, and performance-based stock unit awards for the three months ended March 31, 2025 (in thousands):

	Service-based Restricted Stock	Performance- and Service-based Stock Units
Outstanding – December 31, 2024	1,513	1,033
Granted	1,407	265
Vested and distributed	(668)	(467)
Forfeited	—	—
Outstanding – March 31, 2025	2,252	831
Weighted average grant date fair value (2025 awards)	$5.37	$5.37
The restricted stock program consists of a combination of service-based restricted stock and stock units, as well as performance-based stock units. Service-based restricted stock awards vest on a straight-line basis over a term of three years.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Service-based stock unit awards (149 thousand outstanding as of March 31, 2025) vest over one year, with the underlying shares issued at a specified future date. Performance-based stock unit awards vest at the end of a three-year period, with the number of shares ultimately issued under the program dependent upon achievement of predefined specific performance objectives based on the Company’s cumulative EBITDA over a three-year period.
In the event the predefined targets are exceeded for any performance-based award, additional shares up to a maximum of 200% of the target award may be granted. Conversely, if actual performance falls below the predefined target, the number of shares vested is reduced. If the actual performance falls below the threshold performance level, no shares will vest.
The Company issued conditional long-term cash incentive awards (“Cash Awards”) with targeted values of $1.4 million and $1.5 million in the first quarters of 2025 and 2024, respectively. The performance measure for each of these Cash Awards is relative total stockholder return compared to a peer group of companies over a three-year period. The ultimate dollar amount to be awarded for each annual grant may range from zero to a maximum of $2.9 million for 2025 awards and from zero to a maximum of $3.1 million for 2024 awards, limited to their targeted value if the Company’s total stockholder return were to be negative over the performance period. Obligations related to the Cash Awards are classified as liabilities and recognized over their respective vesting periods.
Stock-based compensation expense recognized during the three months ended March 31, 2025 and 2024 totaled $1.8 million and $1.8 million, respectively. As of March 31, 2025, there was $14.0 million of pre-tax compensation costs related to service-based and performance-based stock awards, which will be recognized in future periods as vesting conditions are satisfied.
10.    Segments and Related Information
The Company operates through three reportable operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Financial information by operating segment for the three months ended March 31, 2025 and 2024 is summarized in the following tables (in thousands).

	Three Months Ended March 31, 2025
	Offshore Manufactured Products	Completion and Production Services(1)	Downhole Technologies	Corporate	Total
Revenues	$92,596	$34,519	$32,823	$—	$159,938

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	66,915	26,905	28,857	—	122,677
Selling, general and administrative expense	8,635	1,996	1,999	9,900	22,530
Depreciation and amortization expense	3,608	4,272	4,029	116	12,025
Other operating (income) loss, net	(838)	(2,157)	62	—	(2,933)
	78,320	31,016	34,947	10,016	154,299
Operating income (loss)	$14,276	$3,503	$(2,124)	$(10,016)	$5,639

Capital expenditures	$4,823	$3,525	$791	$19	$9,158
Total assets (as of March 31, 2025)	506,530	147,665	268,139	68,401	990,735
________________
(1)Operating income included $0.9 million of facility consolidation charges.

OIL STATES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended March 31, 2024
	Offshore Manufactured Products(1)	Completion and Production Services(2)	Downhole Technologies(3)	Corporate	Total
Revenues	$86,857	$47,292	$33,113	$—	$167,262

Costs and expenses:
Cost of revenues (exclusive of depreciation and amortization expense presented below)	63,501	39,814	28,636	—	131,951
Selling, general and administrative expense	8,558	2,526	2,283	9,129	22,496
Depreciation and amortization expense	3,693	6,079	4,270	153	14,195
Impairment of goodwill	—	—	10,000	—	10,000
Other operating (income) loss, net	502	(708)	3	—	(203)
	76,254	47,711	45,192	9,282	178,439
Operating income (loss)	$10,603	$(419)	$(12,079)	$(9,282)	$(11,177)

Capital expenditures	$7,221	$2,414	$446	$11	$10,092
Total assets (as of March 31, 2024)	516,039	179,763	278,055	41,958	1,015,815
________________
(1)Operating income included $1.5 million of facility consolidation charges.
(2)Operating loss included $1.0 million in facility consolidation and other charges.
(3)Operating loss included a $10.0 million non-cash goodwill impairment charge (see Note 2, “Asset Impairments and Other Charges”).
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2025 and 2024 (in thousands).

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Three Months Ended March 31
Project-driven:
Products	$59,124	$53,137	$—	$—	$—	$—	$59,124	$53,137
Services	24,424	25,233	—	—	—	—	24,424	25,233
Total project-driven	83,548	78,370	—	—	—	—	83,548	78,370
Military and other products	9,048	8,487	—	—	—	—	9,048	8,487
Short-cycle products and services	—	—	34,519	47,292	32,823	33,113	67,342	80,405
	$92,596	$86,857	$34,519	$47,292	$32,823	$33,113	$159,938	$167,262
Revenues from products and services transferred to customers over time accounted for approximately 62% and 67% of consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. The balance of revenues for the respective periods relates to products and services transferred to customers at a point in time. As of March 31, 2025, the Company had $248.3 million of remaining backlog related to contracts with an original expected duration of greater than one year. Approximately 44% of this remaining backlog is expected to be recognized as revenue over the remaining nine months of 2025, with an additional 32% recognized in 2026 and the balance thereafter.
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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other statements we make contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors, including incorrect or changed assumptions. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025.
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
•the ability and willingness of the Organization of Petroleum Exporting Countries and other producing nations (“OPEC+”) to set and maintain oil production levels and pricing;
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
•the impact of environmental matters, including executive actions and federal, state and local regulatory or legislative efforts to adopt environmental or climate change regulations that may result in increased operating costs or reduced oil and natural gas production or demand globally, such as previous attempts to prohibit or otherwise limit new exports of liquefied natural gas (“LNG”), hydraulic fracturing, and lease development;
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
•changes in tax laws and regulations as well as volatility in the political, legal and regulatory environments in connection with the new U.S. presidential administration;
•supply chain disruptions, including as a result of the adoption of or increase in tariffs, or the threat thereof;
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
•the potential for future federal or state requirements related to the enhanced disclosure of a range of climate-related information and risks;
•our ability to complete the integration of acquired businesses and achieve the expected accretion in earnings; and
•the other factors identified in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, as well as in “Part II, Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes to those statements included in our 2024 Annual Report on Form 10-K in order to understand factors, such as charges and credits, financing transactions and changes in tax regulations, which may impact comparability from period to period.
We provide a broad range of manufactured products and services to customers in the energy, industrial and military sectors through our Offshore Manufactured Products, Completion and Production Services and Downhole Technologies segments. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for and development of crude oil and natural gas reserves. Our customers’ capital spending programs are generally based on their cash flows and their outlook for near-term and long-term commodity prices, making demand for our products and services sensitive to expectations regarding future crude oil and natural gas prices, as well as economic growth, commodity demand and estimates of resource production and regulatory pressures.

Recent Developments
Brent and West Texas Intermediate (“WTI”) crude oil and natural gas pricing trends were as follows:

	Average Price(1) for quarter ended				Average Price(1) for year ended December 31
Year	March 31	June 30	September 30	December 31
Brent Crude (per bbl)
2025	$75.87
2024	82.92	$84.68	$80.01	$74.66	$80.52
WTI Crude (per bbl)
2025	$71.78
2024	77.50	$81.81	$76.43	$70.73	$76.61
Henry Hub Natural Gas (per MMBtu)
2025	$4.14
2024	2.15	$2.07	$2.11	$2.44	$2.19
________________
(1)Source: U.S. Energy Information Administration (spot prices).
The spot price of WTI crude oil declined approximately 20% in April 2025 in response to the imposition of broad-based trade tariffs by the United States on imported goods and the announcement by OPEC+ of plans to increase crude oil production. These actions have raised uncertainties regarding the broad future effect of reciprocal trade tariff increases on the global economy as well as the future demand for and supply of crude oil.
The ultimate magnitude and duration of the trade conflict and increased crude oil production by OPEC+, and the related impacts on crude oil prices and the global economy, remain uncertain. While it is difficult for management to assess or predict with precision the broad future effect of these events on the global economy, the energy industry or the Company, management expects that it could adversely affect demand for our products and services, particularly in the United States, over the balance of 2025 and possibly beyond.
In 2024, we implemented initiatives to reduce future costs, which are continuing into 2025. Management actions in 2024 included: the consolidation, relocation and exit of certain underperforming locations; the exit of certain service offerings; reductions in our U.S. work force as well as the realignment of operations within two of our reportable segments. We also incurred legal and other related costs to enforce certain patents related to our proprietary technologies. As a result of these actions, our reported pre-tax results for the three months ended March 31, 2024 included $10.0 million in non-cash goodwill impairment charges as well as $2.5 million of facility consolidation and exit, patent defense and other charges. During the first quarter of 2025, we continued the exit of facilities closed in 2024 and further reduced headcount, incurring $0.9 million of associated pre-tax charges.
During the first three months of 2025, we sold equipment and inventory (related to a service offering exited in 2024) that was classified as held for sale assets, generating net proceeds of $7.5 million and we purchased $5.3 million of our common stock.
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
Crude oil and natural gas prices and levels of demand for crude oil and natural gas are likely to remain highly volatile due to numerous factors, including: geopolitical conflicts in Europe and the Middle East, along with associated international tensions; the moderate perceived risk of a global economic recession; the levels of domestic or international crude oil and natural gas production; changes in governmental rules and regulations; sanctions; tariffs; the willingness of operators to invest capital in the exploration for and development of resources; use of alternative fuels; improved vehicle fuel efficiency; timing of capital investments in alternative energy sources; a more sustained movement to electric vehicles; and the potential for ongoing supply/demand imbalances.
U.S. drilling, completion and production activity and, in turn, our financial results, are sensitive to near-term fluctuations in commodity prices, particularly U.S. crude oil and natural gas prices, given the short-term, call-out nature of our U.S. operations.

Customer spending in the natural gas shale plays has declined in recent years due to technological advancements and consolidation of oil and gas producers that have led to significant amounts of natural gas being produced from prolific basins in the Northeastern United States and from associated gas produced from the drilling and completion of unconventional oil wells in the United States. However, the extended outlook for natural gas in the United States is positive with increased exports of LNG, as well as increased power needs for the technology sector, namely data centers.
Our Offshore Manufactured Products segment provides technology-driven, highly-engineered products and services for offshore oil and natural gas production systems and facilities globally, as well as certain products and services to the offshore drilling and completion markets. This segment is particularly influenced by global spending on deepwater drilling and production, which is primarily driven by our customers’ longer-term commodity demand forecasts and outlook for crude oil and natural gas prices. Approximately 90% of Offshore Manufactured Products segment sales in the first three months of 2025 were driven by our customers’ capital spending for products and services used in exploratory and developmental drilling, greenfield offshore production infrastructure, and subsea pipeline tie-in and repair system applications, along with upgraded equipment for existing offshore drilling rigs and other vessels (referred to herein as “project-driven products and services”). Deepwater oil and gas development projects typically involve significant capital investments and multi-year development plans. Such projects are generally undertaken by larger exploration, field development and production companies (primarily international oil companies and state-run national oil companies) using relatively conservative crude oil and natural gas pricing assumptions. Given the long lead times associated with field development, we believe some of these deepwater projects, once approved for development, are generally less susceptible to change based on short-term fluctuations in the price of crude oil and natural gas. This segment also produces a variety of products for use in industrial, military and other applications outside the traditional energy industry. Additionally, we are investing in research and product development (and have been awarded select contracts and are bidding on additional projects) to facilitate the development of alternative energy sources, including offshore wind and deepsea mineral gathering opportunities.
Backlog reported by our Offshore Manufactured Products segment increased to $357 million as of March 31, 2025 from $311 million as of December 31, 2024. Bookings totaled $136 million in the first quarter of 2025, yielding a book-to-bill ratio of 1.5x in the first quarter of 2025. This compares to total bookings of $66 million and a book-to-bill ratio of 0.8x in the first quarter of 2024. The following table sets forth backlog as of the dates indicated (in millions).

	Backlog as of
Year	March 31	June 30	September 30	December 31
2025	$357
2024	305	$300	$313	$311
2023	316	328	341	327
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

	As of April 25, 2025	Average for the
		Three Months Ended March 31,
		2025	2024
United States Rig Count:
Land – Oil	469	468	483
Land – Natural gas and other	102	103	119
Offshore	16	17	21
	587	588	623
The U.S. energy industry is primarily focused on crude oil and liquids-rich exploration and development activities in U.S. shale plays utilizing horizontal drilling and completion techniques. As of March 31, 2025, oil-directed drilling accounted for 82% of the total U.S. rig count – with the balance largely natural gas related.
We use a variety of domestically produced and imported raw materials and component products, including steel, in the manufacture of our products. In the first quarter of 2025, the United States imposed new or additional tariffs on a variety of imported raw materials and products, including steel and aluminum. In response to the U.S. tariffs on steel and aluminum, the European Union and several other countries, including Canada and China, have threatened and/or imposed retaliatory tariffs. In addition, in response to Russia’s invasion of Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland and other countries have enacted sanctions against Russia and Russian interests. On April 2, 2025, the U.S. government announced additional tariffs on goods imported into the United States, including steel and other metal products. The effect of these sanctions and tariffs and the application and interpretation of existing trade agreements and customs, anti-dumping and countervailing duty regulations continue to evolve, and we continue to monitor these matters. While we cannot predict with certainty the impact of any new or increased tariffs, or the impact of any retaliatory tariffs, if we encounter difficulty in procuring these raw materials and component products, or if the prices we have to pay for these products increase and we are unable to pass corresponding cost increases on to our customers, our financial position, cash flows and results of operations could be adversely affected. Furthermore, uncertainty with respect to potential costs in the drilling and completion of oil and gas wells could cause our customers to delay or cancel planned projects which, if this occurred, would adversely affect our financial position, cash flows and results of operations.
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
Human Capital
For more information on our health and safety policy and other workforce policies, please see “Part I, Item 1. Business – Human Capital” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Unaudited Consolidated Results of Operations
The following summarizes our consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024	Variance
Revenues:
Products	$100,551	$94,329	$6,222
Services	59,387	72,933	(13,546)
	159,938	167,262	(7,324)
Costs and expenses:
Product costs	80,329	75,137	5,192
Service costs	42,348	56,814	(14,466)
Cost of revenues (exclusive of depreciation and amortization expense presented below)	122,677	131,951	(9,274)
Selling, general and administrative expenses	22,530	22,496	34
Depreciation and amortization expense	12,025	14,195	(2,170)
Impairment of goodwill	—	10,000	(10,000)
Other operating income, net	(2,933)	(203)	(2,730)
	154,299	178,439	(24,140)
Operating income (loss)	5,639	(11,177)	16,816

Interest expense, net	(1,578)	(2,101)	523
Other income (expense), net	138	(72)	210
Income (loss) before income taxes	4,199	(13,350)	17,549
Income tax provision	(1,041)	(24)	(1,017)
Net income (loss)	$3,158	$(13,374)	$16,532

Net income (loss) per share:
Basic	$0.05	$(0.21)
Diluted	0.05	(0.21)

Weighted average number of common shares outstanding:
Basic	60,167	62,503
Diluted	60,167	62,503

Unaudited Segment Results of Operations
We manage and measure our business performance in three distinct operating segments: Offshore Manufactured Products, Completion and Production Services and Downhole Technologies. Supplemental financial information by operating segment for the three months ended March 31, 2025 and 2024 is summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024	Variance
Revenues:
Offshore Manufactured Products
Project-driven:
Products	$59,124	$53,137	$5,987
Services	24,424	25,233	(809)
	83,548	78,370	5,178
Military and other products	9,048	8,487	561
	92,596	86,857	5,739
Completion and Production Services	34,519	47,292	(12,773)
Downhole Technologies	32,823	33,113	(290)
	$159,938	$167,262	$(7,324)

Operating income (loss):
Offshore Manufactured Products(1)	$14,276	$10,603	$3,673
Completion and Production Services(2)	3,503	(419)	3,922
Downhole Technologies(3)	(2,124)	(12,079)	9,955
Corporate	(10,016)	(9,282)	(734)
	$5,639	$(11,177)	$16,816
_______________
(1)During the three months ended March 31, 2024, we recognized facility consolidation charges of $1.5 million within the Offshore Manufactured Products segment, associated primarily with the segment’s consolidation and relocation of certain manufacturing and service locations.
(2)During the three months ended March 31, 2024, we recognized charges of $1.0 million within the Completion and Production Services segment, associated primarily with the consolidation and exit of certain underperforming service locations. During the first quarter of 2025, the segment incurred charges of $0.9 million associated with the exit of facilities closed in 2024 and, to a lesser extent, additional headcount reductions.
(3)During the three months ended March 31, 2024, we recognized a $10.0 million non-cash impairment charge within the Downhole Technologies segment related to goodwill reassigned to the business in connection with the realignment of operations between segments.
For further discussion of charges recognized during the three months ended March 31, 2025 and 2024, including the realignment of operations between segments during the first quarter of 2024, see Note 2, “Asset Impairments and Other Charges,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
We reported net income for the three months ended March 31, 2025 of $3.2 million, or $0.05 per share. These results compare to a net loss for the three months ended March 31, 2024 of $13.4 million, or $0.21 per share, which included a non-cash goodwill impairment charge of $10.0 million ($9.5 million after-tax, or $0.15 per share) and facility consolidation and other charges of $2.5 million ($2.0 million after-tax, or $0.03 per share).
Our results of operations for the first three months of 2025 reflect the impact of management’s decision to exit certain underperforming locations and service offerings in the United States in 2024. The impact was partially offset by growth in offshore and international projects and associated backlog conversion.
Revenues. Consolidated total revenues in the first three months of 2025 decreased $7.3 million, or 4%, from the first three months of 2024 due primarily to our Completion and Production Services segment’s exit of underperforming service offerings and locations during 2024. These exited operations generated $16.8 million of revenues in the first three months of 2024. Excluding the impact of operations exited during 2024, consolidated revenues increased $9.5 million, or 6%, year-over-year.
Consolidated product revenues in the first three months of 2025 increased $6.2 million, or 7%, from the first three months of 2024, with the impact of higher customer demand for connector and military products, partially offset by a reduced U.S. customer demand for completion and perforating products. Consolidated service revenues in the first three months of 2025 decreased $13.5 million, or 19%, from the first three months of 2024. This decrease was concentrated in the United States – driven by our exit of certain underperforming service offerings in 2024 (which generated $16.8 million of revenues in the first three months of 2024).
The following table provides supplemental disaggregated revenue from contracts with customers by operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Offshore Manufactured Products		Completion and Production Services		Downhole Technologies		Total
Three Months Ended March 31	2025	2024	2025	2024	2025	2024	2025	2024
Project-driven:
Products	$59,124	$53,137	$—	$—	$—	$—	$59,124	$53,137
Services	24,424	25,233	—	—	—	—	24,424	25,233
Total project-driven	83,548	78,370	—	—	—	—	83,548	78,370
Military and other products	9,048	8,487	—	—	—	—	9,048	8,487
Short-cycle:
Products	—	—	—	—	32,379	32,705	32,379	32,705
Services	—	—	34,519	47,292	444	408	34,963	47,700
Total short-cycle	—	—	34,519	47,292	32,823	33,113	67,342	80,405
	$92,596	$86,857	$34,519	$47,292	$32,823	$33,113	$159,938	$167,262
By destination:
Offshore and international	$85,241	$79,802	$13,390	$11,435	$7,606	$8,943	$106,237	$100,180
U.S. land	7,355	7,055	21,129	35,857	25,217	24,170	53,701	67,082
	$92,596	$86,857	$34,519	$47,292	$32,823	$33,113	$159,938	$167,262
Cost of Revenues (exclusive of Depreciation and Amortization Expense). Our consolidated total cost of revenues (exclusive of depreciation and amortization expense) decreased $9.3 million, or 7%, in the first three months of 2025 compared to the first three months of 2024.
Consolidated product costs in the first three months of 2025 increased $5.2 million, or 7%, compared to the first three months of 2024 due primarily to the reported increase in product revenue as well as an unfavorable shift in product sales mix. Consolidated service costs in the first three months of 2025 decreased $14.5 million, or 25%, compared to the first three months of 2024, reflective primarily of the strategic management actions implemented in 2024 to improve reported results.
Selling, General and Administrative Expense. Selling, general and administrative expense totaled $22.5 million in the first three months of 2025, consistent with the level reported in the first three months of 2024, which included $0.4 million of costs associated with enforcing certain of our patents.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.2 million, or 15%, in the first three months of 2025 compared to the prior-year period. Note 10, “Segments and Related Information,” to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q presents depreciation and amortization expense by segment.
Impairment of Goodwill. In the first quarter of 2024, our Downhole Technologies operations recognized a non-cash impairment charge of $10.0 million related to goodwill transferred to the business in connection with the realignment of operations between segments. See Note 2, “Asset Impairments and Other Charges and Credits,” to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Operating Income (Loss). Our consolidated operating income was $5.6 million in the first three months of 2025, which included $0.9 million in facility exit charges. This compares to consolidated operating loss of $11.2 million in the first three months of 2024, which included a $10.0 million non-cash goodwill impairment charge and $2.5 million in facility consolidation and other charges. Excluding these charges, operating results improved by $5.2 million year-over-year, driven by growth in offshore and international activity.
Interest Expense, Net. Net interest expense totaled $1.6 million in the first three months of 2025, which compares to $2.1 million in the first three months of 2024. Interest expense as a percentage of total debt outstanding was approximately 7% in the first three months of 2025 and the first three months of 2024.
Income Tax. Income tax expense for the first three months of 2025 and 2024 was calculated using a discrete approach. This methodology was used because changes in our results of operations and non-deductible expenses can materially impact the estimated annual effective tax rate. For the first three months of 2025, our income tax provision was $1.0 million, which included the impact of certain discrete tax items and other non-deductible expenses on pre-tax income of $4.2 million. This compares to an income tax provision of $24 thousand, which included the impact of a $10.0 million goodwill impairment charge and other non-deductible expenses, on a pre-tax loss of $13.4 million for the first three months of 2024.
Other Comprehensive Income (Loss). Reported comprehensive income (loss) is the sum of reported net income (loss) and other comprehensive income (loss). Other comprehensive income was $5.5 million in the first three months of 2025 compared to comprehensive loss of $3.0 million in the first three months of 2024 due to fluctuations in foreign currency exchange rates compared to the U.S. dollar for certain of the international operations of our operating segments. For the first three months of 2025 and 2024, currency translation adjustments recognized as a component of other comprehensive income (loss) were primarily attributable to the United Kingdom and Brazil. During the first three months of 2025, the exchange rates for both the British pound and the Brazilian real strengthened compared to the U.S. dollar. This compares to the first three months of 2024, when the exchange rates for both the British pound and the Brazilian real weakened compared to the U.S. dollar.
Segment Operating Results
Offshore Manufactured Products
Revenues. Our Offshore Manufactured Products segment revenues increased $5.7 million, or 7%, in the first three months of 2025 compared to the first three months of 2024 due primarily to increased demand for the segment’s international and offshore project-driven connector and valve products.
Operating Income. Our Offshore Manufactured Products segment reported operating income of $14.3 million in the first three months of 2025. This compares to operating income of $10.6 million in the first three months of 2024, which included $1.5 million in facility consolidation and other charges. Excluding these charges, the Offshore Manufactured Products segment’s operating income increased $2.2 million year-over-year due to the reported revenue growth and a favorable shift in revenue mix.
Backlog. Backlog in our Offshore Manufactured Products segment totaled $357 million as of March 31, 2025 compared to $311 million as of December 31, 2024. Bookings during the first three months of 2025 were $136 million, yielding a book-to-bill ratio of 1.5x.

Completion and Production Services
Revenues. Our Completion and Production Services segment revenues decreased $12.8 million, or 27%, in the first three months of 2025 compared to the first three months of 2024, driven primarily by the exit of underperforming service offerings and facilities during 2024. These exited operations generated $16.8 million of revenues in the first three months of 2024. Excluding the impact of operations exited during 2024, revenues increased $4.0 million, or 13%, year-over-year – driven primarily by increased customer activity in the Gulf of America.
Operating Income (Loss). Our Completion and Production Services segment reported operating income of $3.5 million in the first three months of 2025, which included $0.9 million in facility exit charges. This compares to an operating loss of $0.4 million in the first three months of 2024, which included charges totaling $1.0 million associated with the exit of three facilities and the defense of patents. Excluding these charges, the Completion and Production Services segment’s operating results improved $3.8 million from the prior-year period, due primarily to the reported revenue growth within our current base operations and the cost reduction measures implemented in 2024.
Downhole Technologies
Revenues. Our Downhole Technologies segment revenues decreased $0.3 million, or 1%, in the first three months of 2025 from the first three months of 2024.
Operating Loss. Our Downhole Technologies segment reported an operating loss of $2.1 million in the first three months of 2025. This compares to an operating loss of $12.1 million reported in the first three months of 2024, which included the $10.0 million non-cash goodwill impairment charge related to the segment realignment in the first quarter of 2024. Excluding the 2024 goodwill impairment charge, the Downhole Technologies segment’s operating loss was comparable with the prior year.
Corporate
Operating Loss. Corporate expenses in the first three months of 2025 increased $0.7 million, or 8%, from the first three months of 2024, due primarily to higher performance-based incentive compensation costs.

Liquidity, Capital Resources and Other Matters
Our primary liquidity needs are to fund operating and capital expenditures, new product development, general working capital needs and debt repayment. In addition, capital has been used to fund share repurchases and fund strategic business acquisitions. Our primary sources of funds are cash flow from operations and proceeds from borrowings under our ABL Facility and, less frequently, capital markets transactions.
Operating Activities
Cash flows from operations totaled $9.3 million during the first three months of 2025, compared to $11.4 million used in operations during the first three months of 2024.
During the first three months of 2025, $5.6 million was used to fund net working capital increases, primarily due to a decrease in accounts payable and payment of accrued short- and long-term cash incentive compensation, partially offset by the favorable impact of a decrease in accounts receivable. During 2024, $21.8 million was used to fund net working capital increases, primarily due to the payment of accrued 2023 short- and long-term cash incentives and a decrease in accounts payable.
Investing Activities
Investing activities were net cash neutral during the first three months of 2025, compared to $7.8 million used in investing activities during the first three months of 2024.
Capital expenditures totaled $9.2 million and $10.1 million during the first three months of 2025 and 2024, respectively. These investments were offset by proceeds from the sale of property, equipment and assets held for sale of $9.2 million and $2.3 million during the first three months of 2025 and 2024, respectively.
Including investments associated with the continuing construction of a new facility in Batam, we expect to invest approximately $25 million in capital expenditures during 2025. We plan to fund our capital expenditures with available cash, internally generated funds and, if necessary, borrowings under our ABL Facility discussed below.
Financing Activities
During the first three months of 2025, net cash of $8.0 million was used in financing activities, which included the repurchase of $5.3 million of our common stock. This compares to $3.7 million of cash used in financing activities during the first three months of 2024.
As of March 31, 2025, we had cash and cash equivalents totaling $66.8 million, which compared to $65.4 million as of December 31, 2024.
As of March 31, 2025, we had no borrowings outstanding under our ABL Facility, $123.5 million principal amount of our 2026 Notes outstanding and other debt of $2.6 million. Our reported interest expense included amortization of deferred financing costs of $0.3 million during the first three months of 2025. For the first three months of 2025, our contractual cash interest expense was $1.8 million, or approximately 6% of the average principal balance of debt outstanding.
We believe that cash on-hand, cash flow from operations and borrowing capacity available under our ABL Facility will be sufficient to meet our full liquidity needs in the coming twelve months. Our 2026 Notes mature on April 1, 2026, and we anticipate that cash on hand, cash flow from operations generated during 2025 and borrowings under our ABL Facility will be sufficient to permit us to fully retire the 2026 Notes. Under the terms of the ABL Facility, if we have not reduced the principal amount of the 2026 Notes to less than $17.5 million on or prior to December 31, 2025, any amounts outstanding under our ABL Facility will become due and payable and we will no longer have borrowing capacity under our ABL Facility. Accordingly, we have been engaged in discussions with the lenders under our ABL Facility to eliminate such springing maturity provision in order to facilitate the efficient retirement of the 2026 Notes subsequent to the springing maturity date. If our plans or assumptions change, or are inaccurate, we may need to raise additional capital from other sources. Our ability to obtain capital to repay debt, for general liquidity needs and for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets and other factors, many of which are beyond our control. For companies like ours that support the energy industry, disruptions affecting the availability of capital have in the past and may in the future negatively impact the value of our common stock and may reduce our ability to access capital in the bank and capital markets or result in such capital being available on less favorable terms, which could negatively affect our liquidity.
On March 6, 2024, the SEC finalized rules relating to the disclosure of a range of climate-related information (the “Rules”). The Rules were temporarily stayed by the SEC on April 4, 2024 pending judicial review, and on March 27, 2025, the SEC announced it would end its defense of the Rules. Although the SEC’s rules are unlikely to become effective, certain states have enacted or are considering the adoption of similar rules. Thus, the ultimate impact on our business is uncertain, and we and our customers may incur increased compliance costs related to the assessment and disclosure of climate-related risks. For more information on our risks related to climate change, see the risk factors in “Part I, Item 1A. Risk Factors” included in our 2024 Annual Report on Form 10-K titled, “Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide,” “The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and could impose new costs on our customers’ operations” and “Increasing attention to ESG matters may impact our business.”
Stock Repurchase Program. In October 2024, our Board of Directors authorized $50.0 million for repurchases of our common stock, par value $0.01 per share, through October 2026. Subject to applicable securities laws, such purchases will be at such times and in such amounts as we deem appropriate.
During the three months ended March 31, 2025, $5.3 million in repurchases of common stock were made under these programs. The amount remaining under our new share repurchase authorization as of March 31, 2025 was $36.0 million.
Revolving Credit Facility. Our senior secured credit facility provides for a $125.0 million asset-based revolving credit facility (as amended, the “ABL Facility”) under which credit availability is subject to a borrowing base calculation.
The ABL Facility is governed by a credit agreement, as amended, with Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions from time to time party thereto (as amended, the “ABL Agreement”). The ABL Agreement matures on February 16, 2028 with a springing maturity 91 days prior to the maturity of any outstanding indebtedness with a principal amount in excess of $17.5 million. Pursuant to this provision, our ABL Facility will mature, resulting in amounts thereunder becoming due and payable and borrowing availability terminating, if we have not reduced the outstanding principal amount of the 2026 Notes to less than $17.5 million on or prior to December 31, 2025. Accordingly, we have been engaged in discussions with the lenders under our ABL Facility to eliminate such springing maturity provision in order to facilitate the efficient retirement of the 2026 Notes subsequent to the springing maturity date. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the ABL Agreement.
As of March 31, 2025, we had $16.2 million of outstanding letters of credit, but no borrowings outstanding under the ABL Agreement. The total amount available to be drawn as of March 31, 2025 was $62.1 million, calculated based on the then-current borrowing base less outstanding letters of credit.
2026 Notes. We issued $135.0 million aggregate principal amount of the 2026 Notes pursuant to an indenture, dated as of March 19, 2021 (the “2026 Indenture”), between us and Computershare Trust Company, National Association, as successor trustee. As of March 31, 2025, we have purchased a cumulative $11.5 million principal amount of the 2026 Notes for $10.8 million in cash, with $123.5 million principal amount outstanding. The outstanding 2026 Notes will mature on April 1, 2026, unless earlier repurchased, redeemed or converted.
The 2026 Indenture contains certain events of default, including certain defaults by us with respect to other indebtedness of at least $40.0 million. See Note 4, “Long-term Debt,” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the 2026 Notes. As of March 31, 2025, none of the conditions allowing holders of the 2026 Notes to convert, or requiring us to repurchase the 2026 Notes, had been met.
Our total debt represented 15% and 16% of our combined total debt and stockholders’ equity as of March 31, 2025 and December 31, 2024, respectively.
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
Off-Balance Sheet Arrangements. As of March 31, 2025, we had no off-balance sheet arrangements.

Critical Accounting Policies
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.
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
Interest Rate Risk. We have a revolving credit facility that is subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2025, we had no floating-rate obligations outstanding under our ABL Facility. The use of floating-rate obligations would expose us to the risk of increased interest expense in the event of increases in short-term interest rates.
Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. In order to mitigate the effects of foreign currency exchange rate risks in areas outside of the United States (primarily in our Offshore Manufactured Products segment), we generally pay a portion of our expenses in local currencies and a substantial portion of our contracts provide for collections from customers in U.S. dollars. During the first three months of 2025, our reported foreign currency exchange losses were $0.3 million and are included in “other operating income, net” in the consolidated statements of operations.
Accumulated other comprehensive loss, reported as a component of stockholders’ equity, primarily relates to fluctuations in currency exchange rates against the U.S. dollar as used to translate certain of the international operations of our operating segments. Our accumulated other comprehensive loss decreased $5.5 million from $79.5 million as of December 31, 2024 to $74.0 million as of March 31, 2025, due to changes in currency exchange rates. During the three months ended March 31, 2025, the exchange rates for the British pound and the Brazilian real strengthened by 3% and 8%, respectively, compared to the U.S. dollar.
ITEM 4. Controls and Procedures
(i) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

(ii) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
The information with respect to this Item 1 is set forth under Note 11, “Commitments and Contingencies.”
ITEM 1A. Risk Factors
“Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors. The risks described in such report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial conditions or future results. There have been no material changes to our risk factors as set forth in our 2024 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
January 1 through January 31, 2025	199,461	$5.19	—	$41,306,216
February 1 through February 28, 2025	455,983	5.39	198,281	40,243,858
March 1 through March 31, 2025	838,517	5.09	838,517	35,960,503
Total	1,493,961	$5.19	1,036,798
________________
(1)Average price paid per share excludes the impact of excise taxes.
(2)During the three-month period ended March 31, 2025, we acquired 457,163 shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of stock awards. These shares were not part of a publicly announced program to purchase common stock.
(3)In October 2024, our Board of Directors authorized $50.0 million for the repurchases of our common stock, par value $0.01 per share, through October 2026. As of March 31, 2025, $14.0 million of share repurchases have been made under this authorization.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2025, no director or executive officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each is defined in Item 408 of Regulation S-K) related to securities of our company.

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

10.1*+	—	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated Equity Participation Plan.

10.2*+	—	Form of Performance Award Agreement under the Registrant’s Amended and Restated Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of Chief Executive Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

32.2**	—	Certification of Chief Financial Officer of Oil States International, Inc. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OIL STATES INTERNATIONAL, INC.

Date:	May 1, 2025	By:	/s/ LLOYD A. HAJDIK
Lloyd A. Hajdik
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)